Form 10-Q
period 2004-03-31
SUNSET FINANCIAL RESOURCES INC
filed 2004-05-10
CIK 1270436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004
                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from    to

                        Commission File Number: 001-32026

                        SUNSET FINANCIAL RESOURCES, INC.
      (Exact name of registrant as specified in its governing instruments)

Maryland                                    16-1685692
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

                      10245 Centurion Parkway, Third Floor
                             Jacksonville, FL 32256
               (Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (904) 425-4099

              (Former name, former address and former fiscal year,
                         if changed since last report)
                                4231 Walnut Bend
                             Jacksonville, FL 32257
                                (Former address)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1) Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                  Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock ($.001 par value)        10,450,000 as of April 30, 2004

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
      Item 1. Financial Statements
           CONSOLIDATED BALANCE SHEETS
           CONSOLIDATED STATEMENT OF OPERATIONS
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           CONSOLIDATED STATEMENT OF CASH FLOWS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations
      Item 3  Quantitative and Qualitative Disclosures About
              Market Risk
      Item 4. Controls and Procedures
PART II. OTHER INFORMATION
      Item 1. Legal Proceedings
      Item 2. Changes in Securities and Use of Proceeds
      Item 3. Defaults Upon Senior Securities
      Item 4. Submission of Matters to a Vote of Security Holders
      Item 5. Other Information
      Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX

                                      Index

PART I. FINANCIAL INFORMATION
      Item 1. Financial Statements
           Consolidated Balance Sheets as of March 31, 2004
             and December 31, 2003                                             1
           Consolidated Statement of Operations for the
             three months ended March 31, 2004                                 2
           Consolidated Statement of Comprehensive Income
             for the three months ended March 31, 2004                         3
           Consolidated Statement of Shareholders' Equity
             for the three months ended March 31, 2004                         4
           Consolidated Statement of Cash Flows for the
             three months ended March 31, 2004                                 5
           Notes to the Consolidated Financial Statements                      6
      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12
      Item 3  Quantitative and Qualitative Disclosures About
              Market Risk                                                     20
      Item 4. Controls and Procedures                                         20
PART II. OTHER INFORMATION
      Item 1. Legal Proceedings                                               21
      Item 2. Changes in Securities and Use of Proceeds                       21
      Item 3. Defaults Upon Senior Securities                                 21
      Item 4. Submission of Matters to a Vote of Security Holders             21
      Item 5. Other Information                                               21
      Item 6. Exhibits and Reports on Form 8-K                                21
SIGNATURES                                                                    22
EXHIBIT INDEX                                                                 23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sunset Financial Resources, Inc

Consolidated Balance Sheets)
(amounts in thousands)

                                                         March 31,  December 31,
                                                           2004        2003
                                                        ---------   ------------
                                                       (unaudited)
Assets
Mortgage assets
    Hybrid adjustable rate residential mortgages        $ 149,996     $  --
    Fixed rate residential mortgages                        6,144        --
    Commercial mortgages                                   11,500        --
                                                        ---------     -----
      Total mortgage assets                               167,640        --
                                                        ---------     -----
                                                              (15)       --
Net mortgage assets                                       167,625        --
Cash and cash equivalents                                  49,430        44
Interest receivable                                           577        --
Fixed assets, net                                             662        16
Deferred offering costs                                        --       255
Hedging assets                                                 49        --
Other                                                         138        --
                                                        ---------     -----
Total assets                                            $ 218,481     $ 315
                                                        =========     =====

Liabilities
Whole loan financing facilities                         $ 100,423     $  --
Notes payable to stockholders                                  --       145
Accrued liabilities                                           616       143
                                                        ---------     -----
Total liabilities                                         101,039       288

Commitments                                                    --        --

Shareholders' equity
Preferred stock, $.001 par value,
  authorized 50,000,000; no shares outstanding                 --        --
Common stock, $.001 par value, authorized
  100,000,000 shares; 10,450,000 and
  466,667 outstanding, respectively                            10         1
Additional paid in capital                                118,948        48
Accumulated other comprehensive income                         49        --
Retained earnings                                          (1,565)      (22)
                                                        ---------     -----
Total shareholders' equity                                117,442        27
                                                        ---------     -----
Total liabilities and shareholders' equity              $ 218,481     $ 315
                                                        =========     =====

See Notes to Consolidated Financial Statements.

Sunset Financial Resources, Inc

Consolidated Statement of Operations (Unaudited)
(amounts in thousands, except per share amounts)

                                                           Three Months Ended
                                                             March 31, 2004
                                                           ------------------
Interest income                                                $        44
Interest expense                                                        32
                                                               -----------
Net interest income                                                     12
Provision for loan losses                                               15
                                                               -----------
Net interest income after provision                                     (3)
Operating expenses
  Salaries and employee benefits                                       902
  Professional fees                                                    224
  Other                                                                414
                                                               -----------
    Total operating expenses                                         1,540
                                                               -----------
Net income (loss)                                              $    (1,543)
                                                               ===========

Basic earnings per share                                              (.73)
Diluted earnings per share                                            (.85)

Weighted average basic shares                                    2,112,271
Weighted average diluted shares                                  2,117,922

See Notes to Consolidated Financial Statements.

Sunset Financial Resources, Inc

Consolidated Statement of Other Comprehensive Income (Unaudited)
(amounts in thousands)

                                                            Three Months Ended
                                                               March 31, 2004
                                                            ------------------

Net income (loss)                                                $(1,543)

Other comprehensive income
    Unrealized gain on hedging instruments                            49
                                                                 -------

Comprehensive income                                             $(1,494)
                                                                 =======

See Notes to Consolidated Financial Statements.

Sunset Financial Resources, Inc

Consolidated Statement of Shareholders' Equity (Unaudited)
(amounts in thousands)

================================================================================================================================
                                            Common       Paid in Capital     Other Comprehensive      Retained          Total
                                            Stock                                  Income             Earnings
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                 $  1          $      47              $  --               $   (22)         $     26

Proceeds of initial public offering             9            118,643                                                    118,652
Issuance of stock warrants                                       191                                                        191
Amortization of restricted stock
         awards                                                   61                                                         61
Amortization of stock option awards                                6                                                          6

Unrealized gain on hedging
         instruments                                                                 49                                      49

Net income (loss)                                                                                      (1,543)           (1,543)
                                             -----------------------------------------------------------------------------------
Balance at March 31, 2004                    $ 10          $ 118,948              $  49               $(1,565)         $117,442
================================================================================================================================

See Notes to Consolidated Financial Statements.

Sunset Financial Resources, Inc

Consolidated Statement of Cash Flows (Unaudited)
(amounts in thousands)

                                                             Three months ended
                                                               March 31, 2004
                                                             ------------------
Operating activities
  Net income (loss)                                              $  (1,543)
  Adjustments to reconcile net income to net
         cash provided from operations
    Stock based compensation expense                                   258
    Provision for credit losses                                         15
    Depreciation and amortization of fixed assets                        7
    Increase in accrued interest                                      (577)
    Increase in other assets                                          (138)
    Increase in accrued liabilities                                    473
    Decrease in deferred offering costs                                255
                                                                 ---------
Net cash used in operating activities                               (1,250)

Investing activities
  Loan purchases                                                  (167,640)
  Purchase of fixed assets                                            (654)
                                                                 ---------
Net cash used in investing activities                             (168,294)

Financing activities
  Net borrowing under whole loan financing facilities              100,423
  Net payments made on shareholder notes                              (145)
  Net proceeds from stock offering                                 118,652
                                                                 ---------
Net cash provided by financing activities                          218,930

Net increase in cash                                                49,386

Cash and cash equivalents at beginning of period                        44
                                                                 ---------

Cash and cash equivalents at the end of the period               $  49,430
                                                                 =========

See Notes to Consolidated Financial Statements.

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - ORGANIZATION

Sunset Financial Resources, Inc. (the "Company") was incorporated in Maryland on October 6, 2003 under the name of Sunset Capital Investments, Inc. but had limited operations until the first quarter of 2004.

On November 17, 2003, Sunset Capital Investments, Inc. filed amended articles of incorporation to change its name to Sunset Financial Resources, Inc. and to change the number of authorized shares from 15,000,000 to 50,000,000 shares of preferred stock and from 50,000,000 to 100,000,000 shares of common stock.

On November 28, 2003, the Company executed stock exchange agreements with its founding stockholders whereby the 1,999,400 shares of Sunset Capital Investments, Inc. issued at formation were exchanged for 466,667 shares of Sunset Financial Resources, Inc.

On December 5, 2003, the Company granted 20,000 shares of restricted stock to its advisory board member. The shares vest one year from the date of completion of the Company's initial public offering and will be reflected as issued and outstanding for accounting purposes when vested.

On March 17, 2004, the Company completed its Initial Public Offering of 10,000,000 shares of common stock. In conjunction with the issuance of stock to the public, founding stockholders surrendered 16,667 shares of stock, stock options on 262,000 shares of stock were granted to officers and directors, and warrants were issued to the Sapphire Group to acquire up to 233,000 shares of common stock.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our books and records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States and include all of the Company's accounts and its 100% owned subsidiary, SFR Subsidiary, Inc. The Company consolidates all entities in which it has a controlling interest as determined by a majority ownership interest in the common stock of such entities or the ability to exercise control and consolidates any variable interest entities for which it is the primary beneficiary. The financial statements reflect all adjustments management considers necessary, and all of these adjustments are of a normal and recurring nature. Our fiscal year end is December 31 of each year.

Use of Estimates

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Deferred Offering Costs

As of December 31, 2003 certain costs incurred, which were directly attributable to our initial public offering, were deferred and subsequently charged against the proceeds of the offering.

Profit and Loss Allocations and Distributions

As a REIT, the Company intends to declare regular quarterly distributions in order to distribute substantially all of our taxable income to stockholders each year.

Investment Securities

The Company anticipates that at times it will have an investment securities portfolio made up of mortgage-backed securities or other types of securities. The mortgage backed securities will be securities that qualify as REIT assets. Proceeds of stock or debt offerings may be invested in other securities until the capital can be deployed into mortgage related assets.

In most cases, investment securities will be held as Available for Sale with any mark to market adjustment shown in other comprehensive income.

Loans

The Company invests in mortgage loans and maintains a loan portfolio on its balance sheet. These loans will be carried at historical cost with any initial premium or discount being amortized as a yield adjustment. The Company will primarily invest in hybrid adjustable rate mortgage loans (ARM's). These are loans that have an initial fixed term with the remaining term being floating. The initial fixed period will range from one to ten years.

Retained Interests in Loan Securitizations

The Company anticipates using securitization as a method of funding its mortgage loans. Securitization will either be used to create investment securities that are held in the Available for Sale portfolio or to create Collateralized Debt Obligations that are shown as secured borrowings. For secured borrowings, both the loans and the debt will be reflected in the balance sheet. In either case, there will not be gain on sale accounting treatment.

Retained interests in securitizations (other than investment securities) will be accounted for as Available for Sale securities and carried at estimated fair value, with unrealized gains or losses included in shareholders' equity (accumulated other comprehensive income or loss). The Company is not aware of an active market for the purchase and sale of these retained interests at this time; accordingly, we will estimate the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received after being released by the securitization trust, using a discount rate commensurate with the risk involved. The cash flows being discounted will be adjusted for estimated net losses due to defaults or prepayments of the underlying loans.

Changes in the fair value of the retained interests resulting from changes in the timing of cash flows to be received or changes in market interest rates will be adjusted through other comprehensive income in shareholders' equity. Reductions in the estimated aggregate cash flows to be received, caused by defaults or prepayments or the timing of expected future cash flows that result in a reduction to the fair value of the retained interests, will be considered an other than temporary impairment and will be recognized through a charge to expense in that period.

Accounting for Stock Compensation

The Company accounts for stock based awards in accordance with the fair value recognition provisions of SFAS Statement No. 123 "Accounting for Stock-Based Compensation" (FAS 123).

The Company records an expense for the fair value of stock based awards. Awards to non-employee service providers will be measured on the earlier of (1) the performance commitment date or (2) the date the services required under the arrangement have been completed. The fair value will be measured using the Black-Scholes option pricing model over the contractual term of the award. If performance of services has already occurred, expense is recorded based on the fair value on the date of grant.

Interest on Loans

Interest will be accrued monthly on outstanding principal balances unless management considers the collection of interest to be uncertain. The Company generally considers the collection of interest to be uncertain when loans are contractually past due three months or more.

Hedging Activities

The Company enters into interest rate swap transactions to extend the duration of its short-term liabilities funding mortgage related assets. These swaps are accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133). The fair value of the hedge is recorded on the balance sheet, with the effective portion of the hedge being carried in other comprehensive income in shareholders' equity. Any ineffectiveness is recognized through the income statement.

The Company may enter into certain other transactions, including short sales, purchases of treasury options, mortgage-backed securities and futures, interest rate swaps, caps and floors to mitigate the effect that changes in interest rates have on the fair value of its fixed rate loan and mortgage-backed securities portfolios. Periods of rising interest rates will generally decrease the fair value of a loan or mortgage-backed securities portfolio.

Income Taxes

The Company will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and, upon the election being made, will be taxed as such beginning with the taxable year ending December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant relief under certain statutory provisions.

Allowance for Loan Losses

The Company will provide an allowance for loan losses related to its loan portfolio. Loan loss provisions will be based on an assessment of numerous factors affecting the portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known.

Fixed Assets

The Company has capitalized costs related to long lived assets to be used in the business. These assets will be depreciated or amortized over their estimated useful lives.

NOTE C - MORTGAGE ASSETS

The Company completed its initial purchase of residential loans on March 30, 2004. The balances by original fixed period are in the following table.

================================================================================
Initial Fixed Term             Loan Balance         Premium       Book Value
--------------------------------------------------------------------------------
Fixed rates                           5,976             168             6,144
3 year fixed                         13,672             233            13,905
5 year fixed                         98,685           2,831           101,516
7 year fixed                         33,797             778            34,575
--------------------------------------------------------------------------------
Total                               152,130           4,010           156,140
================================================================================

After the initial fixed term, the hybrid ARMs reprice with the following indexes: six month LIBOR (33%), one year LIBOR (36%), and the one-year constant maturity treasury (31%).

None of the residential mortgage loans were delinquent as of the end of the first quarter.

In addition to residential mortgage loans, the Company invests in commercial mortgage bridge loans. As of the end of the first quarter, the Company had closed and funded one bridge loan in the amount of $11.5 million. This loan is secured by a hotel in Anaheim, CA, has a remaining term of six months, and bears interest at a rate of 10%.

NOTE D - CASH AND CASH EQUIVALENTS

As of March 31, 2004, the Company had $49.4 million in cash and equivalents. This included both interest bearing and non-interest bearing bank balances. These balances exceed the liquidity requirements required under the warehouse line of credit and will be utilized to fund additional loans.

NOTE E - HEDGING

As of March 31, 2004, the Company had hedged a portion of its interest rate risk by entering into interest rate swaps (designated as cash flow hedges) to extend the duration of its short term borrowings. No ineffectiveness was recorded during the period ended March 31, 2004. Total notional outstanding at the end of the first quarter was $68 million with a fair market value of $49 thousand.

================================================================================
(in thousands)                                       Notional     Avg Fixed Rate
--------------------------------------------------------------------------------
Maturing in less than one year                             --
Maturing between one and two years                     63,000         1.79%
Maturing between two and five years                     5,000         3.04%
Maturing in over five years                                --
--------------------------------------------------------------------------------

NOTE F - DEBT

The Company has a $250 million warehouse line of credit that is used to finance the purchase of residential mortgage loans. This facility bears interest at LIBOR plus 1.125% and includes a 0.25% facility fee.

As of March 31, 2004, $100.4 million was outstanding under this facility.

All shareholder notes incurred in connection with the Initial Public Offering (those outstanding at December 31, 2003 and the advances made during the first quarter prior to the receipt of the initial public offering proceeds) were repaid during the quarter.

NOTE G - SHAREHOLDERS' EQUITY

On March 17, 2004, the Company priced its initial public offering of 10,000,000 shares of common stock. The net proceeds of $118.7 million are reflected in shareholders' equity.

Diluted earnings per share assumes the recognition of $248 thousand of expense related to 25,000 shares of restricted stock that will be recognized over the remaining vesting period, and that this dollar amount will be used to purchase 19,349 shares of treasury stock as of the beginning of the period.

NOTE H - STOCK-BASED INCENTIVE COMPENSATION PLAN

The Company adopted the 2003 Share Incentive Plan which permits the granting of stock options, dividend equivalent rights and restricted stock awards. The terms of the plan stipulate that the exercise price of the options may not be less than fair market value of the stock on the date the options are granted. The Company has reserved shares of common stock for issuance under this plan equal to 1,045,000 shares.

Options granted vest according to their terms and expire ten years from the date of grant. The Company granted options to purchase 262,000 shares of common stock to executive officers and independent directors of the Company effective on the closing of the our initial public offering and exercisable at the initial offering price. An expense was recorded based on the fair value of the options on the grant date in accordance with FAS 123 measured using the Black-Scholes option pricing model over the options expected life and amortized over the vesting period of three years. The options were valued at $.82 per share using a stock price volatility of 30%, an expected life of ten years, a dividend yield of ten percent, and a risk free rate of return of 4.16%.

The Company also granted warrants to purchase 233,000 shares of common stock to Sapphire Advisors Group (Sapphire), a founding shareholder. The warrants were granted to Sapphire in connection with its role in assisting the Company from and after the date of its formation. Sapphire assisted in the formation of the Company and its taxable subsidiary, the recruiting of officers and directors, identifying underwriters, and identifying and negotiating credit facilities. These warrants were granted effective on the closing of our initial public offering and are exercisable at the initial offering price. The warrants were fully vested at the date of grant and will expire ten years from the date of grant. An expense was recorded for the warrants fair value in accordance with FAS 123 measured using the Black-Scholes option pricing model. The warrants were valued at $.82 per share using a stock price volatility of 30%, an expected life of ten years, a dividend yield of ten percent, and a risk free rate of return of 4.16%.

On December 5, 2003, the Company granted 20,000 shares of restricted stock to its sole advisory board member. The shares vest one year from the date of the initial public offering, March 17, 2004, and will be recorded at fair value, which was based on the value at the time of the initial public offering ($13 per share). The shares will be reflected as outstanding when vested, and shares were purchased by the recipient at par value.

Upon completion of the Initial Public Offering, the Company granted 5,000 shares of restricted stock to an officer of the Company. The shares vest one year from the date of grant and were valued at $13 per share based on the initial public offering price of the stock. The shares will be reflected as outstanding when vested, and vested shares may be purchased by the recipient at par value.

NOTE I - INCOME TAXES

The Company will elect to be taxed as a REIT commencing with the taxable year ending December 31, 2004. For the tax year ended December 31, 2003 the Company was taxed as a C Corporation. The Company had a net operating loss carryforward of approximately $21,000 for which a valuation allowance has been recorded for the entire deferred tax asset. Due to the election to be taxed as a REIT in future years, the Company does not expect to be able to utilize the NOL carry forward prior to expiration in 2023.

NOTE J - SUBSEQUENT EVENTS

The Company has entered into a contract with Blackrock Solutions ("Blackrock") to receive risk management systems and analytical tools for the next three years. Blackrock Solutions is the recognized leader in the risk management services and systems business, especially with regard to financial institutions. Under the agreement, Blackrock will provide services in a "risk management service bureau" capacity, which includes daily risk position assessment and reporting. Blackrock will also provide the use of their state of the art analytical system (with prepayment and interest rate models) to enable the Company to quickly and accurately analyze investment opportunities and hedging decisions. Management believes that the contract with Blackrock Solutions will provide the flexibility to effectively pursue investment objectives and focus on our core business.

The Company has also entered into a forward commitment to purchase, at approximately par, $85 million in seven year interest only hybrid ARM loans for June 21, 2004 settlement. These loans, which are subject to normal and customary caps, have an average net loan rate of 4.61%, an average loan to value ratio of 70%, and an average FICO score of 730.

As a part of interest rate risk management, the Company entered into a series of pay fixed interest rate swap agreements to increase the duration of its forecasted short term borrowings program. Including the swaps entered into before the end of the first quarter, the total notional amount of outstanding swaps as of April 30, 2004 was $183.8 million. The table below outlines the maturities and rates of the swaps.

================================================================================
(in thousands)                                       Notional     Avg Fixed Rate
--------------------------------------------------------------------------------
Maturing in less than one year                             --
Maturing between one and two years                     63,000         1.79%
Maturing between two and five years                    40,000         3.26%
Maturing in over five years                            80,800         3.94%
================================================================================

In addition, the Company has closed and funded three additional commercial loans for a total of $28.3 million bringing the total funded commercial loan portfolio to $39.8 million. The loans have a weighted average interest rate of 10.29% and have a weighted average term of 10.79 months.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" and involve risks, uncertainties and other factors, which may cause the actual performance of Sunset Financial Resources, Inc. to be materially different from the performance expressed or implied by such statements. These risks include our failure to successfully execute our business plan, gain access to additional financing, the availability of additional loan portfolios for future acquisition, continued qualification as a REIT, the cost of capital, as well as the additional risks and uncertainties detailed in the our periodic reports and registration statements filed with the Securities and Exchange Commission.

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

      o Our Board of Directors consists of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are composed exclusively of independent directors.

      o All long-term incentive awards are expensed in our consolidated income statements and are fully disclosed in our financial reports.

      o We have adopted Corporate Governance Guidelines that cover a wide range of business practices and procedures that apply to all of our employees, officers and directors.

      o We have adopted a Code of Business Conduct and Ethics that covers a wide range of business practices and procedures, that apply to all of our employees, officers and directors, and that foster the highest standards of ethics and conduct in all of our business relationships.

      o We have implemented an Insider Trading Policy that prohibits any of the directors or officers of the Company or any director, officer or employee from buying or selling our stock on the basis of material nonpublic information, and prohibits communicating material nonpublic information to others.

Our Internet website address is www.sunsetfinancial.net. We will make available free of charge, through our Internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange

Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC").

Our website also includes our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of the Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee of our Board of Directors. These documents are also available in print to anyone who requests them by writing to us at the following address: 10245 Centurion Parkway North, Suite 305, Jacksonville, FL. 32256. Please note that the reference to our website address is an inactive textual reference made only for purposes of complying with SEC rules.

General

We are a self-managed REIT that was formed in October 2003 to acquire a portfolio of high quality residential mortgage loans and commercial mortgage bridge loans (including loans that we will own jointly with others) in the United States. We will derive our revenues primarily from interest on loans acquired with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. We expect that this spread, net of operating expenses, will provide both operating capital and distributable income.

Our fiscal year end is December 31. We intend to elect to be taxed as a REIT for federal tax purposes commencing with our taxable year ending December 31, 2004, thereby generally avoiding federal income taxes on our taxable income that we distribute currently to our stockholders.

Critical Accounting Estimates

The financial statements reflect all adjustments we consider necessary, and all of these adjustments are of a normal and recurring nature.

Although we invest in high quality residential and commercial mortgage bridge loans, we have established an allowance for loan losses and a provision that reflects the estimated losses in the portfolios. The allowance is evaluated on a quarterly basis and any necessary adjustments are made at that time.

We record expenses for the estimated value of stock based awards for both employees and non-employees. These awards are valued using the Black-Scholes option pricing model. This model requires assumptions related to stock price volatility, dividend yield, expected option life, and a risk free rate of return.

We also make estimates related to our hedging transactions that we enter. For our cash flow hedges of forecasted transactions, we have estimated the level of short term financing needed in the future.

Financial Condition

During the first quarter of 2004, we completed our initial public offering. The offering of 10 million shares was priced at $13 per share on March 17, 2004 and the proceeds (net of underwriting fee, attorney's fees, accounting fees, and printing cost) were subsequently received. After deducting additional offering related costs, the net increase to stockholders' equity was $118.7 million.

The net proceeds were used to repay total outstanding shareholder loans of $190 thousand, acquire fixed assets of $654 thousand, and to purchase mortgage assets. We purchased three pools of residential mortgage loans on March 30, 2004 with outstanding principal balances of $152.1 million for a total purchase price of $156.7 million that included accrued interest and a premium to par. The total premium paid for these loans was $4.0 million. The three pools of residential mortgage loans consisted of unpaid principal balances of $86.6 million from JPMorgan, $58.6 million from Morgan Stanley, and $6.9 million from Sunset Mortgage. In addition to residential loans, we purchased an $11.5 million commercial mortgage bridge loan at par on March 30, 2004.

Our focus is on acquiring high quality hybrid ARM loans. The initial loans purchased were 96% hybrid ARMs and 4% fixed rate. The table below shows the initial fixed rate period for the loans purchased.

      ============================================================
      Loan Type                                            Percent
      ------------------------------------------------------------
      Three year fixed                                        53%
      Five year fixed                                         16
      Seven year fixed                                        27
      Subtotal                                                96
      Fixed for term                                           4
      ------------------------------------------------------------
      Total                                                  100%
      ============================================================

The hybrid ARMs reprice based on the following indexes after the initial fixed rate term: 36% one year LIBOR, 33% six month LIBOR, and 31% the one-year constant maturity treasury.

We are committed to acquiring high quality loans. The average loan to value ratio was 72% with a weighted average FICO score of 720.

The geographic distribution and property types for the loans are in the following table.

================================================================================
Geographic                            Property types
--------------------------------------------------------------------------------
California              33.0%         Single family                        66.8%
New Jersey               8.7          Planned unit development             23.4
New York                 7.7          Condominium                           7.3
Florida                  7.6          2-4 family                            2.5
Virginia                 4.5                                              -----
Other(32 states)        38.5          Total                               100.0%
                       -----
Total                  100.0%
================================================================================

In order to complete these loan purchases, we used the net proceeds of the stock offering and borrowings of $100.4 million under a warehouse line of credit. The warehouse line of credit was closed on March 18, 2004 and has a committed capacity of $250 million. See "Liquidity and Capital Resources" for additional information on the warehouse line of credit.

On March 31, 2004 we had $49 million in cash and cash equivalents. These balances were maintained in available balances to fund the remaining commercial mortgage bridge loans that we had committed to purchase prior to the initial public offering. An additional $28.3 million of commercial mortgage bridge loans were funded through April 30, 2004.

Results of Operations

We recorded a net loss of $1.5 million for the first quarter of 2004. This loss is attributable to operating expenses for the entire quarter (operations began in October 2003) while revenue generating assets were not acquired until March 30, 2004.

Net interest income totaled $12 thousand and consisted of revenue of $44 thousand and expense of $32 thousand. The net interest income came from the short term investment of the offering proceeds and the accrued interest for one day on the purchased mortgage loans offset by the cost of borrowing under the warehouse line of credit. Interest expense also includes the accrued net interest payment on our interest rate swaps associated with short-term borrowings.

Although we focus on high quality mortgage related assets, a provision for loan losses has been recorded. The provision (and related allowance for loan losses) totaled $15 thousand for the period ended March 31, 2004. Based on the asset quality, the initial provision rates have been set at an annual rate of 10 basis points on residential loans and 25 basis points on the commercial mortgage bridge loans. This provision rate and the related allowance will be evaluated on a quarterly basis to insure that, in management's opinion, the allowance is adequate for losses in the portfolio.

Operating expenses for the quarter totaled $1.5 million. The components of expense are $902 thousand for salaries and employee benefits, $224 thousand for professional fees, and $414 thousand of other expenses. Included in this are nonrecurring expenses of approximately $538 thousand, consisting of $200 thousand in bonus compensation, $147 thousand in relocation, and $191 thousand in expense related to the warrants issued to the Sapphire Group. On a going forward basis, expenses will increase for the build out of the operational infrastructure that was begun in the first quarter. These operational expenses are expected to add $600 thousand to quarterly expenses.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations on a timely and cost-effective basis. On March 31, 2004, we had liquidity of $55.2 million, consisting of eligible ARM assets and cash and cash equivalents. We believe that our liquidity level as of March 31, 2004 fully meets our current operating requirements.

Our primary sources of funds for the quarter ended March 31, 2004 consisted of cash and our whole loan financing facility. In the future, we expect our primary sources of funds to include cash and cash equivalents, reverse re-purchase agreements, whole loan financing facilities, principal and interest payments from ARM assets and the issuance of collateralized debt obligations.

The whole loan financing facility has a committed borrowing capacity of $250 million and matures in March 2005. The interest rate on the whole loan financing facility is indexed to one-month LIBOR and is subject to daily adjustment. As of March 31, 2004, we had $100.4 million borrowed against this whole loan financing facility.

On March 17, 2004, we completed a public offering of 10,000,000 shares of common stock and received net proceeds of $118.7 million. These proceeds were used to fund the initial purchases of mortgage assets.

Our whole loan financing facility contains both financial and non-financial covenants. Significant covenants include limitations on our ability to incur indebtedness beyond specified levels, certain financial covenants and restrictions on our ability to incur liens on assets. As of March 31, 2004, we are in compliance with all financial and non-financial covenants on its whole loan financing facility.

Market Risks

As a financial institution that has only invested in U.S.-dollar denominated instruments, primarily residential mortgage instruments, and has only borrowed money in the domestic market, we are not subject to foreign currency exchange or commodity price risk, but rather our market risk exposure is limited solely to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially hybrid ARM portfolio prepayments. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities.

As of March 31, 2004, mortgage loans with unpaid principal balances totaled $152.1 million. The mortgage loans had characteristics described in the table below. These loans were funded with a draw from our whole loan funding facility of $100.4 million and equity capital raised in the IPO. The whole loan funding facility is subject to re-pricing as short-term interest rates, specifically LIBOR, change. Hence, we would be exposed to changes in short-term interest rates. As of March 31, 2004, we had entered into two "pay-fixed" interest rate swap agreements with a total notional amount of $68 million. These swaps partially mitigate the effect of rising short-term interest rates by effectively increasing the term of short term financing facilities. (see "Subsequent Events" section for an updated discussion of hedging activity through April 30, 2004).

================================================================================
Loan                    Current      Weighted              Average      Average
Type                    Balance        Coupon       LTV       FICO    Loan Size
--------------------------------------------------------------------------------
15 YR Fixed           1,563,669         5.117      56.4       736       142,152
20 YR Fixed             157,540         5.682      33.2       771        78,770
25 YR Fixed             120,000         5.625      43.0       750       120,000
30 YR Fixed           3,895,346         5.996      65.6       715       169,363
3/1 ARM              13,672,420         4.379      72.2       706       506,386
5/1 ARM              98,924,604         5.095      73.1       716       349,557
7/1 ARM              33,797,026         5.291      69.3       738       462,973
--------------------------------------------------------------------------------
 Total              152,130,604         5.099      71.7       720       388,417
================================================================================

Effects of changes in Interest Rates

Changes in interest rates will impact our earnings in various ways. We are currently invested primarily in hybrid ARM assets, which have a fixed rate period ranging from 36 to 84 months. To the extent that these assets are financed with shorter duration liabilities, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This may occur as our borrowings react to changes in interest rates sooner than our hybrid ARM assets because the weighted average next re-pricing dates of the borrowings may be shorter time periods than that of the hybrid ARM assets.

Interest rate changes may also affect our net return, both positively and negatively, given their impact on the level of prepayments experienced. In a declining rate environment (all else being equal), prepayments on mortgage-related assets tend to accelerate. This could potentially result in: having to redeploy the additional funds at lower yield levels, weighting more heavily the amount of our fixed rate financings, and accelerating any remaining unamortized premiums paid.

Conversely, in a rising rate environment (all else being equal), prepayments tend to decelerate. This could potentially result in: having fewer funds to redeploy at higher yield levels, weighting more heavily the amount of our floating rate financings, and extending any remaining unamortized premiums paid.

We attempt to mitigate any negative affects by managing our funding sources (fixed vs. floating) and its use of the derivatives market (primarily interest rate swaps).

Interest rate changes can also impact our investment opportunities. During a rising interest rate environment, there may be less total loan origination and refinance activity. At the same time, a rising interest rate environment may result in a larger percentage of hybrid ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed rate mortgage products, but there may be above average loan origination and refinancing volume in the industry such that even a small percentage of hybrid ARM product volume may result in sufficient investment opportunities.

Additionally, a flat yield curve may be an adverse environment for hybrid ARM products because there may be little incentive for a consumer to choose an ARM product over a 30 year fixed-rate mortgage loan and, conversely, in a steep yield curve environment, ARM products may enjoy an above average advantage over 30 year fixed-rate mortgage loans, increasing our investment opportunities. The availability and fluctuations in the volume of hybrid ARM loans being originated can also affect their yield to us as an investment opportunity. During periods of time when there is a shortage of ARM products, their yield as an investment may decline due to market forces and conversely, when there is an above average supply of ARM products, their yield to us as an investment may improve due to the same market forces.

Subsequent Events

We entered into a contract with Blackrock Solutions ("Blackrock") to receive risk management systems and analytical tools for the next three years. Blackrock Solutions is the recognized leader in the risk management services and systems business, especially with regard to financial institutions. Under the agreement, Blackrock will provide services in a "risk management service bureau" capacity, which includes daily risk position assessment and reporting. Blackrock will also provide the use of their state of the art analytical system (with prepayment and interest rate models) to enable us to quickly and accurately analyze investment opportunities and hedging decisions. Management believes that the contract with Blackrock Solutions will provide Sunset with the flexibility to effectively pursue investment objectives and focus on our core business.

We have also entered into a forward commitment to purchase, at approximately par, $85 million in seven year interest only hybrid ARM loans for June 21, 2004 settlement. These loans, which are subject to normal and customary caps, have an average net loan rate of 4.61%, an average loan to value ratio of 70%, and an average FICO score of 730.

As a part of our interest rate risk management, we have entered into a series of interest rate swap agreements to increase the duration of our forecasted short term borrowings program. Including the swaps entered into before the end of the first quarter, the total notional amount of outstanding swaps as of April 30, 2004 was $183.8 million. The table below outlines the maturities and rates of the swaps.

================================================================================
(in thousands)                                   Notional      Avg Fixed Rate
--------------------------------------------------------------------------------
Maturing in less than one year                         --
Maturing between one and two years                 63,000          1.79%
Maturing between two and five years                40,000          3.26%
Maturing in over five years                        80,800          3.94%
================================================================================

In addition, we have closed and funded three additional commercial loans for a total of $28.3 million bringing the total funded to $39.8 million. The loans have a weighted average interest rate of 10.29% and have a weighted average term of 10.79 months.

Other Matters

The Internal Revenue Code of 1986, as amended (the "Code"), requires that at least 75% of our total assets must be Qualified REIT Assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 90% source of income test. As of March 31, 2004, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of March 31, 2004, we believe that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. We calculated that we are in compliance with this requirement.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the caption "Market Risks."

Item 4. CONTROLS AND PROCEDURES

Under the supervision, and with the participation of the Chief Executive Officer and President, the Executive Vice President and Chief Investment Officer, the Executive Vice President and Chief Marketing Officer and the Chief Financial Officer and Treasurer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Exchange Act Rule 13a-15e. Based on that evaluation, the Chief Executive Officer and President, the Executive Vice President and Chief Investment Officer, the Executive Vice President and Chief Marketing Officer and the Chief Financial Officer and Treasurer, concluded that the Company's disclosure controls and procedures were effective at March 31, 2004. There have been no significant changes in the Company's internal controls that could significantly affect internal controls subsequent to March 31, 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      As of March 31, 2004 there were no pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K:

      (a)   Exhibits - see "Exhibit Index"
      (b)   Reports on Form 8-K

            The Company filed the following Current Report on Form 8-K during the quarter ended March 31, 2004:

            (i) Current Report on Form 8-K filed on March 25, 2004 regarding issuance of a press release announcing pricing of initial public offering of common stock; filing underwriting agreement with W.R. Hambrecht + Co., LLC, J.P. Morgan Securities Inc., and Stifel, Nicolaus & Company, Incorporated; filing warrant to purchase common stock; and filing incentive and non-qualified stock option agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sunset Financial Resources, Inc

                                       By: /s/ John Bert Watson
                                           -----------------------------------
                                       John Bert Watson
                                       President and Chief Executive Officer

/s/ John Bert Watson                                               May 7, 2004
-----------------------
John Bert Watson
President and Chief Executive Officer

/s/ Michael L. Pannell                                             May 7, 2004
----------------------
Michael L. Pannell
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

                                  Exhibit Index

Exhibit No

10.1     Contract with Blackrock Solutions

31.1 Certification of Chief Executive Officer pursuant to Securities Act Rules 13A-14 and 15D-15

31.2 Certification of Chief Financial Officer pursuant to Securities Act Rules 13A-14 and 15D-15

32.1 Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002