Form 10-Q
period 2004-06-30
SUNSET FINANCIAL RESOURCES INC
filed 2004-08-11
CIK 1270436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32026

SUNSET FINANCIAL RESOURCES, INC.

(Exact name of registrant as specified in its governing instruments)

Maryland	16-1685692
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10245 Centurion Parkway, Third Floor

Jacksonville, FL 32256

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (904) 425-4099

(Former name, former address and former fiscal year,

if changed since last report)

N/A

(Former address)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.001 par value)	10,450,000 as of August 10, 2004

Sunset Financial Resources, Inc

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sunset Financial Resources, Inc

Consolidated Balance Sheets

(dollar amounts in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Mortgage assets
Mortgage backed securities, available for sale	$128,431	$—
Securitized hybrid adjustable rate mortgages	223,041	$—
Hybrid adjustable rate residential mortgages	1,292	—
Fixed rate residential mortgages	5,832	—
Commercial mortgages	39,260	—

Total mortgage assets	397,856	—
Allowance for loan losses	(64)	—

Net mortgage assets	397,792	—
Cash and cash equivalents	17,986	44
Interest receivable	1,523	—
Fixed assets, net	764	16
Other assets	2,377	255
Hedging assets	2,953	—

Total assets	$423,395	$315

Liabilities
Whole loan financing facility	$—	$—
Reverse repurchase agreements	301,589	—
Notes payable to stockholders	—	145
Hedging liabilities	350	—
Accured liabilities	1,035	144

Total liabilities	302,974	289
Commitments	—	—
Shareholders’ equity
Preferred stock, $.001 par value, authorized 50,000,000; no shares outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000; 10,450,000 and 466,667 outstanding, respectively	10	1
Additional paid in capital	119,057	47
Accumulated other comprehensive income	2,748	—
Retained earnings	(1,394)	(22)

Total shareholders’ equity	120,421	26

Total liabilities and shareholders’ equity	$423,395	$315

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statement of Operations (unaudited)

(dollar amounts in thousands, except per share amounts)

	Three months ended June 30, 2004	Six months ended June 30, 2004
Interest income	$3,058	$3,102
Interest expense	1,345	1,377

Net interest income	1,713	1,725
Provision for loan losses	49	64

Net interest income after provision	1,664	1,661
Operating expenses
Salaries and employee benefits	543	1,445
Professional fees	315	539
Other	635	1,049

Total operating expenses	1,493	3,033

Net income (loss)	$171	$(1,372)

Basic earnings per share	0.02	(0.22)
Diluted earnings per share	—	(0.25)
Weighted average basic shares	10,450	6,281
Weighted average diluted shares	10,458	6,290

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statement of Other Comprehensive Income (unaudited)

(dollar amounts in thousands)

	Three months ended June 30, 2004	Six months ended June 30, 2004
Net income	$171	$(1,372)
Other comprehensive income
Net unrealized gain on available for sale securities arising during the period	152	152
Net unrealized gain on hedging instruments arising during the period	2,547	2,596

Other comprehensive income	$2,870	$1,376

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statement of Shareholders’ Equity (unaudited)

(dollar amounts in thousands)

	Common Stock	Paid in Capital	Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2003	$1	$47	$—	$(22)	$26
Proceeds of initial public offering	9	118,671			118,680
Issuance of stock warrants		191			191
Amortization of restricted stock awards		124			124
Amortization of stock option awards		24			24
Unrealized gain on hedging instruments			2,596		2,596
Unrealized loss on Available for sale securities			152		152
Net income (loss)				(1,372)	(1,372)

Balance at June 30, 2004	$10	$119,057	$2,748	$(1,394)	$120,421

See notes to consolidated financial statements

Sunset Financial Resources, Inc

Consolidated Statement of Cash Flows (unaudited)

(dollar amounts in thousands)

	Three months ended June 30, 2004	Six months ended June 30, 2004
Operating activities
Net income	$171	$(1,372)
Adjustment to reconcile net income to net cash provided from operations
Stock based compensation expense	81	339
Provision for credit losses	49	64
Depreciation and amortization of fixed assets	26	33
Amortization of premium/discount	323	323
Hedge ineffectiveness	(6)	(6)
Increase in accrued interest	(946)	(1,523)
Increase in other assets	(2,240)	(2,123)
Increase in accrued liabilities	418	891

Net cash used in operating activities	(2,124)	(3,374)

Investing activities
Investment purchases, available for sale	(128,801)	(128,801)
Increase in securitized loans	(223,041)	(223,041)
Principal payments on investments	519	519
Loan purchases	(116,160)	(283,800)
Loans securitized	224,531	224,531
Principal payments on loans	12,565	12,565
Purchase of fixed assets	(127)	(781)

Net cash used in investing activities	(230,514)	(398,808)

Financing activities
Net borrowings from reverse repurchase agreements	301,589	301,589
Net borrowings from whole loan financing facilities	(100,423)	—
Net payments on shareholder notes	—	(145)
Net proceeds from stock offering	28	118,680

Net cash provided by financing activities	201,194	420,124

Net increase (decrease) in cash	(31,444)	17,942
Cash and cash equivalents at the beginning of the period	49,430	44

Cash and cash equivalents at the end of the period	$17,986	$17,986

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – ORGANIZATION

Sunset Financial Resources, Inc. (the “Company”) was incorporated in Maryland on October 6, 2003 under the name of Sunset Capital Investments, Inc. but had limited operations until the first quarter of 2004.

On November 17, 2003, Sunset Capital Investments, Inc. filed amended articles of incorporation to change its name to Sunset Financial Resources, Inc. and to change the number of authorized shares of preferred stock from 15,000,000 to 50,000,000 and to change the number of authorized common shares from 50,000,000 to 100,000,000.

On November 28, 2003, the Company executed stock exchange agreements with its founding stockholders whereby the 1,999,400 shares of Sunset Capital Investments, Inc. common stock issued at formation were exchanged for 466,667 shares of Sunset Financial Resources, Inc. common stock.

On December 5, 2003, the Company granted 20,000 shares of restricted stock to its advisory board member. The shares vest one year from the date of completion of the Company’s initial public offering and will be reflected as issued and outstanding for accounting purposes when vested.

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

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our books and records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States and include all of the Company’s accounts and its 100% owned subsidiaries, Sunset Investment Vehicle, Inc and SFR Subsidiary, Inc. The Company consolidates all entities in which it has a controlling interest as determined by a majority ownership interest in the common stock of such entities or the ability to exercise control and consolidates any variable interest entities for which it is the primary beneficiary. The financial statements reflect all adjustments management considers necessary, and all of these adjustments are of a normal and recurring nature. Our fiscal year end is December 31 of each year.

Use of Estimates

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Profit and Loss Allocations and Distributions

As a REIT, the Company intends to declare regular quarterly distributions in order to distribute substantially all of its taxable income to stockholders each year.

Investment Securities

The Company’s investment portfolio consists of mortgage-backed securities and in the future potentially other types of securities. The mortgage backed securities are securities that qualify as REIT assets. Proceeds of stock or debt offerings may be invested in other securities until the capital can be deployed into mortgage related assets.

In most cases, investment securities will be held as Available for Sale with any mark to market adjustment shown in other comprehensive income.

Loans

The Company invests in mortgage loans and maintains a loan portfolio on its balance sheet. These loans will be carried at historical cost with any initial premium or discount being amortized as a yield adjustment. The Company will primarily invest in hybrid adjustable rate mortgage loans (ARMs). These are loans that have an initial fixed term with the remaining term being floating. The initial fixed period will range from one to ten years.

When the Company securitizes loans and retains 100% of the beneficial interests, the loans are reclassified to securitized loans on the balance sheet. Securitized loans are carried at historical cost.

Retained Interests in Loan Securitizations

The Company anticipates using securitization as a method of funding its mortgage loans. Securitization will either be used as described under Loans or to create Collateralized Debt Obligations that are shown as secured borrowings. For secured borrowings, both the loans and the debt will be reflected in the balance sheet. In either case, there will not be gain on sale accounting treatment.

Retained interests in securitizations (other than investment securities) will be accounted for as Available for Sale securities and carried at estimated fair value, with unrealized gains or losses included in shareholders’ equity (accumulated other comprehensive income or loss). The Company is not aware of an active market for the purchase and sale of these retained interests at this time; accordingly, we will estimate the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received after being released by the securitization trust, using a discount rate commensurate with the risk involved. The cash flows being discounted will be adjusted for estimated net losses due to defaults or prepayments of the underlying loans.

Changes in the fair value of the retained interests resulting from changes in the timing of cash flows to be received or changes in market interest rates will be adjusted through other comprehensive income in shareholders’ equity. Reductions in the estimated aggregate cash flows to be received, caused by defaults or prepayments or the timing of expected future cash flows that result in a reduction to the fair value of the retained interests, will be considered an other than temporary impairment and will be recognized through a charge to expense in that period.

Accounting for Stock Compensation

The Company accounts for stock based awards in accordance with the fair value recognition provisions of SFAS Statement No. 123 “Accounting for Stock-Based Compensation” (FAS 123).

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

Hedging Activities

The Company enters into interest rate swap transactions to extend the duration of its short-term liabilities funding mortgage related assets. These swaps are accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS No. 133). The fair value of the hedge is recorded on the balance sheet, with the effective portion of the hedge being carried in other comprehensive income in shareholders’ equity. Any ineffectiveness is recognized through the income statement.

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

Allowance for Loan Losses

The Company provides an allowance for loan losses related to its loan portfolio. Loan loss provisions will be based on an assessment of numerous factors affecting the portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known.

Fixed Assets

The Company has capitalized costs related to long lived assets to be used in the business. These assets will be depreciated or amortized over their estimated useful lives.

NOTE B – Investment Securities

The following table pertains to the Company’s available-for-sale Mortgage-Backed Securities as of June 30, 2004, which are carried at fair value:

Agency Securities
Par value	128,811
Unamortized discount	(985)
Unamortized premium	454

Amortized cost	128,280
Gross unrealized gains	411
Gross unrealized losses	(260)

Estimated fair value	128,431

All of these securities were acquired during the quarter ended June 30, 2004.

The following table shows the initial fixed interest periods for the investment securities portfolio.

Initial Fixed Term	Amortized Cost
3 year fixed	9,771
5 year fixed	83,511
7 year fixed	34,998

Total	128,280

NOTE C – MORTGAGE LOANS

The loan balances, including securitized loans, by original fixed period are shown in the following table.

Initial Fixed Term	Loan Balance	Premium	Book Value
Fixed rates	5,673	159	5,832
3 year fixed	12,404	360	12,764
5 year fixed	88,185	2,456	90,641
7 year fixed (and other)	120,059	869	120,928

Total	226,321	3,844	230,165

As of the end of the second quarter, 0.34% of the loans were 30 days delinquent.

In addition to residential mortgage loans, the Company invests in commercial mortgage bridge loans. As of the end of the second quarter, the Company had four bridge loans totaling $39.3 million. The characteristics of these loans are in the following table.

Type of Property	Loan Amount	Interest Rate	Location	Participation
Hotel	$11.5	10%	CA	Yes
Conference Center	11.7	11%	FL	No
Resort Development	10.0	10%	NC	Yes
Cemetery / Funeral Home	6.1	10%	HI	Yes

Total	39.3

NOTE D – CASH AND CASH EQUIVALENTS

As of June 30, 2004, the Company had $18.0 million in cash and equivalents. This included both interest bearing and non-interest bearing bank balances. These balances exceed the liquidity requirements required under the warehouse line of credit.

NOTE E – HEDGING

As of June 30, 2004, the Company had hedged a portion of its interest rate risk by entering into interest rate swaps (designated as cash flow hedges) to extend the duration of its short term borrowings. Ineffectiveness of $6 thousand was recorded as a reduction of interest expense during the quarter ended June 30, 2004. No ineffectiveness was recorded during the period ended March 31, 2004. Total notional outstanding at June 30, 2004 was $271 million with a fair market value of $2.6 million.

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	—	—
Maturing between one and two years	73,800	1.99
Maturing between two and three years	72,060	3.38
Maturing between three and five years	93,800	3.90
Maturing in over five years	31,000	4.57

Total	270,660	3.32

During June 2004 the company terminated two five year interest rate swaps with a total notional of $20 million and recognized a loss of $8 thousand.

NOTE F – DEBT

The Company has a $250 million warehouse line of credit that is used to finance the purchase of residential mortgage loans. During the quarter ended June 30, 2004, this facility was amended to include a sublimit of $18.75 million that can be used to the finance specific types of commercial bridge loans. This facility bears interest at LIBOR plus a spread and includes a facility fee.

As of June 30, 2004, there were no amounts outstanding under this facility related to either residential or commercial bridge loans.

The Company has arrangements to enter into reverse repurchase agreements with five financial institutions under facilities totaling $800 million. Outstanding at June 30, 2004 was $301.6 million with a weighted average rate of 1.31% and a weighted average remaining maturity of 23 days. Securities pledged had a face value of $329 million as of June 30, 2004.

As of June 30, 2004, all of the reverse repurchase agreements mature within 30 days.

NOTE G – SHAREHOLDERS’ EQUITY

On March 17, 2004, the Company priced its initial public offering of 10,000,000 shares of common stock. The net proceeds of $118.7 million are reflected in shareholders’ equity.

Diluted earnings per share assumes the recognition of $184 thousand of expense related to 25,000 shares of restricted stock that will be recognized over the remaining vesting period, and that this dollar amount will be used to purchase approximately 17 thousand shares of treasury stock as of the beginning of the period for both the second quarter and year to date period.

NOTE H – STOCK-BASED INCENTIVE COMPENSATION PLAN

The Company adopted the 2003 Share Incentive Plan which permits the granting of stock options, dividend equivalent rights and restricted stock awards. The terms of the plan stipulate that the exercise price of the options may not be less than fair market value of the stock on the date the options are granted. The Company has reserved 1,045,000 shares of common stock for issuance under the plan.

Options granted vest according to their terms and expire 10 years from the date of grant. The Company granted options to purchase 262,000 shares of common stock to executive officers and independent directors of the Company effective on the closing of the initial public offering. The options are exercisable at the initial offering price. An expense was recorded based on the fair value of the options on the grant date in accordance with FAS 123, measured using the Black-Scholes option pricing model over the options’ expected life and amortized over the vesting period of three years. The options were valued at $.82 per share using a stock price volatility of 30%, an expected life of 10 years, a dividend yield of 10%, and a risk free rate of return of 4.16%.

The Company also granted warrants to purchase 233,000 shares of common stock to Sapphire Advisors Group (Sapphire), a founding shareholder. The warrants were granted to Sapphire in connection with its role in assisting the Company from and after the date of its formation. Sapphire assisted in the formation of the Company and its taxable subsidiary, the recruiting of officers and directors, identifying underwriters, and identifying and negotiating credit facilities. These warrants were granted effective on the closing of our initial public offering and are exercisable at the initial offering price. The warrants were fully vested at the date of grant and will expire 10 years from the date of grant. An expense was recorded for the warrants’ fair value in accordance with FAS 123, measured using the Black-Scholes option pricing model. The warrants were valued at $.82 per share using a stock price volatility of 30%, an expected life of 10 years, a dividend yield of 10%, and a risk free rate of return of 4.16%.

On December 5, 2003, the Company granted 20,000 shares of restricted stock to its sole advisory board member. The shares vest one year from the date of the initial public offering, March 17, 2004, and will be recorded at fair value, which was based on the value at the time of the initial public offering ($13 per share). The shares will be reflected as outstanding when vested, and were purchased by the recipient at par value.

Upon completion of the initial public offering, the Company granted 5,000 shares of restricted stock to an officer of the Company. The shares vest one year from the date of grant and were valued at $13 per share based on the initial public offering price of the stock. The shares will be reflected as outstanding when vested, and vested shares may be purchased by the recipient at par value.

NOTE I – EMPLOYEE BENEFIT PLANS

The board of directors has approved the 2004 incentive plan for executive officers of the company. The plan’s payout is based on return on equity targets approved by the Compensation Committee of the Board of Directors and phased in over the remainder of 2004. These targets will be reviewed on a quarterly basis by the Compensation Committee of the Board in connection with their normal meetings.

Effective May 1, 2004, the Company adopted a tax-qualified employee savings plan (the Savings Plan). Pursuant to section 401(k) of the Code, eligible employees are able to make deferral contributions, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs. The Savings Plan provides for an up to 4% company match and Company contributions vest 100% at the time of contribution.

NOTE J – INCOME TAXES

The Company will elect to be taxed as a REIT commencing with the taxable year ending December 31, 2004. For the tax year ended December 31, 2003 the Company was taxed as a C Corporation. The Company had a net operating loss carryforward of approximately $22,000 for which a valuation allowance has been recorded for the entire deferred tax asset. Due to the election to be taxed as a REIT in future years, the Company does not expect to be able to utilize the NOL carry forward prior to expiration in 2023.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

Forward Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” and involve risks, uncertainties and other factors, which may cause our actual performance to be materially different from the performance expressed or implied by such statements. These risks include our failure to successfully execute our business plan, gain access to additional financing, the availability of additional loan portfolios for future acquisition, continued qualification as a REIT, the cost of capital, as well as the additional risks and uncertainties detailed in the our periodic reports and registration statements filed with the Securities and Exchange Commission.

Executive Overview

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

Our fiscal year end is December 31. We intend to elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2004, thereby generally avoiding federal income taxes on our taxable income that we distribute currently to our stockholders.

The quarter ended June 30, 2004 was our first full quarter of operations. We had net income of $171 thousand or $0.02 per share, and our board of directors declared a dividend of $0.015 per share payable on September 24, 2004 to shareholders of record on August 27, 2004.

Other items of note for our first full quarter of operations were:

•	Total assets at the end of the period were $423 million.

•	Residential mortgage related assets totaled $359 million.

•	Commercial mortgage assets totaled $39 million.

•	Residential mortgage loans with a principle balance of $219 million were securitized.

•	Securities borrowings facilities were put in place with five counterparties.

•	A commercial sublimit of $18.75 million was added to the existing warehouse line.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operation is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the united States of America. The preparation of these financial statements requires us to make estimates and judgment that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We also make estimates related to any hedging transactions that we enter. For our cash flow hedges of forecasted transactions, we have estimated the level of short term financing needed in the future.

For additional information on accounting policies see “Notes to Consolidated Financial Statements”.

Financial Condition

During the first quarter of 2004, we completed our initial public offering (IPO). The offering of 10 million shares was priced at $13 per share on March 17, 2004 and the proceeds (net of underwriting fees, attorney’s fees, accounting fees, and printing cost) were subsequently received. After deducting additional offering related costs, the net increase to stockholders’ equity was $118.7 million.

Since the receipt of the IPO proceeds, we completed four bulk purchases of residential mortgage loans totaling in the aggregate principal amount of $244.2 million with an aggregate premium of $4.0 million. On June 29, 2004, loans with a principal balance of $219.4 million were contributed to J.P. Morgan Mortgage Trust 2004-A3. These loans and the related premium have been reclassified and segregated on the balance sheet as securitized loans. These loans will continue to be carried at their historical cost.

During the second quarter, we established our investment portfolio by purchasing $128.8 million of agency mortgage backed securities. The characteristics of the mortgage backed securities are outlined in the following table.

Agency Securities
Par value	128,811
Unamortized discount	(985)
Unamortized premium	454
Amortized cost	128,280
Gross unrealized gains	411
Gross unrealized losses	(260)

Estimated fair value	128,431

Initial Fixed Term	Amortized Cost
3 year fixed	9,771
5 year fixed	83,511
7 year fixed	34,998

Total	128,280

As of June 30, 2004, our residential loan portfolio (including securitized loans) totaled $230.2 million — $5.8 million in fixed rate loans and $224.4 million in floating rate loans.

The floating rate loan portfolio was comprised of loans with initial fixed rate interest periods of 3 years – 6%, 5 years – 40%, and 7 years (and other) – 54%.

In addition to the residential loans, we had a portfolio of four commercial mortgage bridge loans. These loans are all carried at par. The following table outlines their relevant characteristics.

Type of Property	Loan Amount	Interest Rate	Location	Participation
Hotel	$11.5	10%	CA	Yes
Conference Center	11.7	11%	FL	No
Resort Development	10.0	10%	NC	Yes
Cemetery / Funeral Home	6.1	10%	HI	Yes

Total	39.3

On June 30, 2004, we had $18.0 million in cash and cash equivalents. These balances were maintained in available balances to meet our liquidity requirements under our borrowing arrangements and to meet our operating requirements.

Borrowings under a warehouse line of credit were used to finance the residential loans until they were securitized. The maximum amount outstanding during the quarter under the warehouse line was $185.9 million. As of the end of the quarter, there were no outstanding amounts under the warehouse line.

Securities and securitized loans are financed through the use of reverse repurchase agreements. We had lines with five financial institutions as of June 30, 2004. We had borrowings with three institutions totaling $301.6 million in reverse repurchase agreements outstanding with an average rate of 1.31% and an average remaining maturity of 23 days.

Our borrowings generally have a shorter maturity than our assets which creates an interest rate mismatch. We use derivative instruments to extend the interest rate characteristics of our borrowings. As of June 30, 2004, we had 16 fixed-pay interest rate swaps with a notional balance of $271 million outstanding. These swaps are accounted for as cash flow hedges of our forecasted borrowings.

The fair market value of the swaps is recorded on the balance sheet as a hedging asset or liability. Ten of the swaps are in a gain position of approximately $3.0 million shown as an asset, and six of the swaps are in a loss position of approximately $0.4 million shown as a liability.

The maturity characteristics and average rate by maturity characteristic are shown in the following table.

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	—	—
Maturing between one and two years	73,800	1.99
Maturing between two and three years	72,060	3.38
Maturing between three and five years	93,800	3.90
Maturing in over five years	31,000	4.57

Total	270,660	3.32

Results of Operations

We recorded net income of $171 thousand for the second quarter. This income compares to a net loss of $1.5 million for the first quarter of 2004. The net income is the result of the first full quarter of operations for the company. The first quarter loss is attributable to operating expenses for the entire first quarter (operations began in October 2003) while the initial loans were not acquired until March 30, 2004. For the year to date period ended June 30, 2004, we had a net loss of $1.4 million.

Net interest income for the quarter totaled $1.7 million made up of $3.1 million of interest income offset by $1.4 million of interest expense. The following table shows average earning assets / yield and the average borrowings / cost.

	Balance	Income/Expense	Yield/cost
Average earning assets	279,322	3,058	4.40
Average borrowings	163,380	1,345	3.31

Interest spread		1,713	1.09

Interest margin			2.43

The impact of interest rate swaps is included in interest expense since the swaps are associated with our short term borrowings program.

Although we focus on high quality mortgage related assets, a provision for loan losses has been recorded. The provision totaled $49 thousand for the quarter ended June 30, 2004 and $64 thousand year to date. Based on the asset quality, the initial provision rates have been set at an annual rate of 10 basis points on residential loans and 25 basis points on the commercial mortgage bridge loans. This provision rate and the related allowance are evaluated on a quarterly basis to insure that, in management’s opinion, the allowance is adequate for losses in the portfolio. A provision for loan losses is not recorded related to the mortgage backed securities. Securities are carried at market value with any other than temporary decline in value being recorded as a direct write-down of the asset.

Operating expenses for the quarter totaled $1.5 million. The components of expense are $543 thousand for salaries and employee benefits, $315 thousand for professional fees, and $635 thousand of other expenses. These expenses reflect a normal quarter of operations.

The primary difference between the quarter results and the year-to-date results is that the first quarter included operating expenses for a full quarter and income generating activities for only the last several days. As such, a discussion of the year to date results would restate the quarter analysis except for the comments related to operating expenses.

The first quarter expenses totaled $1.5 million. Included in this are nonrecurring expenses of approximately $538 thousand, consisting of $200 thousand in bonus compensation, $147 thousand in relocation costs, and $191 thousand in expense related to the warrants issued to the Sapphire Group.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations on a timely and cost-effective basis. On June 30, 2004, we had liquidity of $26.0 million, consisting of eligible ARM assets and cash and cash equivalents. We believe that our liquidity level as of June 30, 2004 fully meets our current operating requirements.

Our primary sources of funds for the quarter ended June 30, 2004 consisted of reverse repurchase agreements, and for the year to date period consisted of our offering proceeds, a whole loan financing facility, and reverse repurchase agreements. In the future, we expect to utilize these sources as well as principal and interest payments from mortgage assets and the issuance of debt or equity securities.

On March 17, 2004, we completed a public offering of 10,000,000 shares of common stock and received net proceeds of $118.7 million.

Our whole loan financing facility has a committed borrowing capacity of $250 million and matures in March 2005. The interest rate on the whole loan financing facility is indexed to one-month LIBOR and is subject to daily adjustment. During the quarter ended June 30, 2004, this facility was amended to include a sublimit of $18.75 million that can be used to finance specific types of commercial bridge loans. As of June 30, 2004, we did not have any borrowings outstanding under our whole loan financing facility.

The whole loan financing facility contains both financial and non-financial covenants. Significant covenants include limitations on our ability to incur indebtedness beyond specified levels, certain financial covenants and restrictions on our ability to incur liens on assets. As of June 30, 2004, we are in compliance with all financial and non-financial covenants on its whole loan financing facility.

As of June 30, 2004, we had reverse repurchase lines with five financial institutions with a total capacity of $800 million. We had outstandings of $301.6 million with three of these institutions.

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

Effects of changes in Interest Rates

Changes in interest rates will impact our earnings in various ways. We are currently invested primarily in hybrid ARM assets, which have an initial fixed rate period ranging from 36 to 84 months. To the extent that these assets are financed with shorter duration liabilities, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This may occur as our borrowings react to changes in interest rates sooner than our hybrid ARM assets because the weighted average next re-pricing dates of the borrowings may be shorter time periods than that of the hybrid ARM assets.

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

We attempt to mitigate any negative effects by managing our funding sources (fixed vs. floating) and use of the derivatives market (primarily interest rate swaps).

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

Other Matters

The Internal Revenue Code of 1986, as amended (the Code), requires that at least 75% of our total assets must be Qualified REIT Assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 90% source of income test. As of June 30, 2004, we calculated that we were in compliance with each of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of June 30, 2004, we believe that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. Our calculations indicate that we are in compliance with this requirement.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the caption “Market Risks.”

Item 4.	CONTROLS AND PROCEDURES

Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2004. There have been no changes to internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2004 there were no pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits – see “Exhibit Index”

(b) Reports on Form 8-K

The Company filed the following Current Report on Form 8-K during the quarter ended June 30, 2004:

(i) Current Report on Form 8-K filed on June 24, 2004 regarding issuance of a press release announcing amendment of its Senior Credit Agreement permitting the Company to finance commercial mortgage bridge loans and the securitization of $219.4 million of residential mortgage loans; and filing (a) the amended credit agreement, (b) pooling and servicing agreement related to the securitization, (c) assignment, assumption, and recognition agreements related to the securitization, and (d) indemnification agreement between the company and depositor related to the securitization.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunset Financial Resources, Inc

By:	/S/ JOHN BERT WATSON
John Bert Watson
President and Chief Executive Officer

/S/ JOHN BERT WATSON John Bert Watson President and Chief Executive Officer (Principal Executive Officer)	August 11, 2004

/S/ MICHAEL L. PANNELL Michael L. Pannell Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 11, 2004

Exhibit Index

Exhibit No

31.1	Certification of Chief Executive Officer pursuant to Securities Act Rules 13A-14 and 15D-15

31.2	Certification of Chief Financial Officer pursuant to Securities Act Rules 13A-14 and 15D-15

32.1	Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)