Form 10-Q
period 2004-09-30
SUNSET FINANCIAL RESOURCES INC
filed 2004-11-10
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.001 par value)	10,450,000 as of November 9, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sunset Financial Resources, Inc

Consolidated Balance Sheets

(dollar amounts in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Mortgage assets
Mortgage backed securities, available for sale	$391,065	$—
Securitized hybrid adjustable rate mortgages	211,377	—
Hybrid adjustable rate residential mortgages	1,288	—
Fixed rate residential mortgages	5,803	—
Commercial mortgages	59,469	—

Total mortgage assets	669,002	—
Allowance for loan losses	(149)	—

Net mortgage assets	668,853	—
Cash and cash equivalents	11,387	44
Interest receivable	1,346	—
Fixed assets, net	739	16
Other assets	1,193	255
Hedging assets	876	—

Total assets	$684,394	$315

Liabilities
Whole loan financing facility	$10,468	$—
Reverse repurchase agreements	551,827	—
Notes payable to stockholders	—	145
Hedging liabilities	2,408	—
Accured liabilities	1,025	144

Total liablilities	565,728	289

Commitments	—	—

Shareholders’ equity
Preferred stock, $.001 par value, authorized 50,000,000; no shares outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000; 10,450,000 and 466,667 outstanding, respectively	10	1
Additional paid in capital	119,138	47
Accumulated other comprehensive income	(364)	—
Retained earnings	(118)	(22)

Total shareholders’ equity	118,666	26

Total liabilities and shareholders’ equity	$684,394	$315

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statement of Operations (unaudited)

(dollar amounts in thousands, except per share amounts)

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Interest and fee income	$5,989	$9,091
Interest expense	3,118	4,495

Net interest income	2,871	4,596
Provision for loan losses	85	149

Net interest income after provision	2,786	4,447
Securities gains	403	403
Operating expenses
Salaries and employee benefits	660	2,105
Professional fees	349	888
Other	747	1,796

Total operating expenses	1,756	4,789

Net income	$1,433	$61

Basic earnings per share	0.14	0.01
Diluted earnings per share	0.13	(0.01)

Weighted average basic shares	10,450	7,681
Weighted average diluted shares	10,463	7,695

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statement of Other Comprehensive Income (Loss) (unaudited)

(dollar amounts in thousands)

	Three months ended Septemer 30, 2004	Nine months ended Septemer 30, 2004

Net income	$1,433	$61
Other comprehensive income
Net unrealized gain on Available for Sale securities arising during the period	1,019	1,171
Net unrealized loss on hedging instruments arising during the period	(4,131)	(1,535)

Other comprehensive loss	$(1,679)	$(303)

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statement of Shareholders’ Equity (unaudited)

(dollar amounts in thousands)

	Common Stock	Paid in Capital	Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2003	$1	$47	$—	$(22)	$26

Proceeds of initial public offering	9	118,671			118,680
Issuance of stock warrants		191			191
Amortization of restricted stock awards		188			188
Amortization of stock option awards		41			41
Unrealized loss on hedging instruments			(1,535)		(1,535)
Unrealized gain on available for sale securities			1,171		1,171
Dividends paid on common stock				(157)	(157)
Net income				61	61

Balance at Setember 30, 2004	$10	$119,138	$(364)	$(118)	$118,666

Sunset Financial Resources, Inc

Consolidated Statement of Cash Flows (unaudited)

(dollar amounts in thousands)

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Operating activities
Net income	$1,433	$61
Adjustment to reconcile net income to net cash provided from operations
Stock based compensation expense	81	420
Provision for credit losses	85	149
Depreciation and amortization of fixed assets	69	102
Amortization of premium/discount	252	575
Hedge ineffectiveness / amortization	20	14
Decrease (increase) in accrued interest	177	(1,346)
Decrease (increase) in other assets	1,168	(955)
(Decrease) Increase in accrued liabilities	(10)	881

Net cash provided by (used in) operating activities	3,275	(99)

Investing activities
Investment purchases, Available for Sale	(322,870)	(451,671)
Investment sales, Available for Sale	53,494	53,494
Principal payments on investments	7,735	8,254
Loan and securitized loan purchases	(21,200)	(303,510)
Principal payments on loans (including securitized loans)	12,462	25,027
Purchase of fixed assets	(44)	(825)

Net cash used in investing activities	(270,423)	(669,231)

Financing activities
Net borrowings from reverse repurchase agreements	250,238	551,827
Net borrowings from whole loan financing facilities	10,468	10,468
Net payments on shareholder notes	—	(145)
Net proceeds from stock offering	—	118,680
Dividend paid on common stock	(157)	(157)

Net cash provided by financing activities	260,549	680,673

Net (decrease) increase in cash	(6,599)	11,343

Cash and cash equivalents at the beginning of the period	17,986	44

Cash and cash equivalents at the end of the period	$11,387	$11,387

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

On December 5, 2003, the Company granted 20,000 shares of restricted stock to its advisory board member. The shares vest one year from the date of completion of the Company’s initial public offering (March 17, 2005) and will be reflected as issued and outstanding for accounting purposes when vested.

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

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s books and records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States and include all of the Company’s accounts and its 100% owned subsidiaries, Sunset Investment Vehicle, Inc. and SFR Subsidiary, Inc. The Company consolidates all entities in which it has a controlling interest as determined by a majority ownership interest in the common stock of such entities or the ability to exercise control and consolidates any variable interest entities for which it is the primary beneficiary. The financial statements reflect all adjustments management considers necessary, and all of these adjustments are of a normal and recurring nature. The Company’s fiscal year end is December 31 of each year.

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

Mortgage Loans

The Company invests in mortgage loans and maintains a loan portfolio on its balance sheet. These loans are carried at historical cost with any initial premium or discount being amortized as a yield adjustment. The Company will primarily invest in hybrid adjustable rate mortgage loans (ARMs). These are loans that have an initial fixed term with the remaining term being floating. The initial fixed period ranges from one to seven years.

When the Company securitizes loans and retains 100% of the beneficial interests, the loans are reclassified to securitized loans on the balance sheet. Securitized loans are carried at historical cost.

Retained Interests in Loan Securitizations

The Company uses securitization as a method of funding its mortgage loans. Securitization will either be used as described under Loans or to create Collateralized Debt Obligations that are shown as secured borrowings. For secured borrowings, both the loans and the debt will be reflected in the balance sheet. In either case, there will not be gain on sale accounting treatment.

Retained interests in securitizations (other than investment securities) will be accounted for as Available for Sale securities and carried at estimated fair value, with unrealized gains or losses included in stockholders’ equity (accumulated other comprehensive income or loss). The Company is not aware of an active market for the purchase and sale of these retained interests at this time; accordingly, we will estimate the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received after being released by the securitization trust, using a discount rate commensurate with the risk involved. The cash flows being discounted will be adjusted for estimated net losses due to defaults or prepayments of the underlying loans.

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

Interest on Loans

Interest is accrued monthly on outstanding principal balances unless management considers the collection of interest to be uncertain. The Company generally considers the collection of interest to be uncertain when loans are contractually past due three months or more.

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

The Company may enter into certain other transactions, including short sales, purchases of treasury options, mortgage-backed securities and futures, interest rate swaps, caps and floors to mitigate the effect that changes in interest rates have on the fair value of its fixed rate loan and mortgage-backed securities portfolios. Periods of rising interest rates will generally decrease the fair value of the loan or mortgage-backed securities portfolio.

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

Allowance for Loan Losses

The Company provides an allowance for loan losses related to its loan portfolio. Loan loss provisions are based on an assessment of numerous factors affecting the portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known.

Fixed Assets

The Company has capitalized costs related to long lived assets to be used in the business. These assets are depreciated or amortized over their estimated useful lives, which range from two to five years.

Reverse Repurchase Agreements

The Company borrows money through the use of reverse repurchase agreements. Under these repurchase agreements, the Company sells securities or securitized loans to a lender and agrees to repurchase the same instruments at a predetermined price and date. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges assets as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Should a counter-party decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with investment grade institutions. At September 30, 2004, the Company had amounts outstanding under repurchase agreements with 8 lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any singled lender of approximately $12.3 million.

Recently Issued Accounting Pronouncements

The implementation of EITF 03-01, Other-Than-Temporary Impairment has been delayed. This issue addresses when a decline in value of an investment security is to be recognized through the income statement and requires additional reporting related to the investment portfolio.

NOTE C – INVESTMENT SECURITIES

The following table pertains to the Company’s Available-for-Sale Mortgage-Backed Securities as of September 30, 2004, which are carried at fair value:

(in thousands)	Agency Securities	Non Agency Securities	Total
Par value	$227,000	$160,801	$387,801
Unamortized premium	2,855	599	3,454
Unamortized discount	(741)	(620)	(1,361)

Amortized cost	229,114	160,780	389,894
Gross unrealized gains	970	623	1,593
Gross unrealized losses	(315)	(107)	(422)

Estimated fair value	$229,769	$161,296	$391,065

All of these securities were acquired during the six months ended September 30, 2004.

The following table shows the initial fixed interest periods for the investment securities portfolio.

Interest Reset Profile	Amortized Cost (in thousands)
Floating	$73,239
Initial 5 year fixed period	316,655

Total	$389,894

NOTE D – MORTGAGE LOANS

The loan balances, including securitized loans, by original fixed period are shown in the following table.

Initial Fixed Term (in thousands)	Loan Balance	Premium	Book Value
Fixed rates	$5,645	$158	$5,803
3 year fixed	11,966	347	12,313
5 year fixed	79,189	2,205	81,394
7 year fixed (and other)	118,072	886	118,958

Total	$214,872	$3,596	$218,468

In the residential loan portfolio, three loans were past due 30 days totaling $717 thousand (0.33%) and one loan totaling $226 thousand (0.10%) was in foreclosure.

In addition to residential mortgage loans, the Company invests in commercial mortgage bridge loans. The characteristics of these loans are in the following table.

Type of Property (in millions)	Loan Amount	Interest Rate	Location	Participation
Retail Mall (pledged)	$14.7	11%	FL	No
Conference Center	11.7	11%	FL	No
Hotel	11.5	10%	CA	Yes
Resort Development	10.0	10%	NC	Yes
Cemetery / Funeral Home	5.7	10%	HI	Yes
Multi-Sport Facility (pledged)	4.7	12%	NJ	No
Apartments (pledged)	1.5	11%	IL	No

Total	$59.8

One loan totaling $5.7 million (9.5%) was delinquent in excess of 30 days.

NOTE E – CASH AND CASH EQUIVALENTS

As of September 30, 2004, the Company had $11.4 million in cash and equivalents. This included both interest bearing and non-interest bearing bank balances. These balances along with other eligible collateral of $15.9 million, exceed the liquidity requirement of $15 million under the warehouse line of credit.

NOTE F – HEDGING

As of September 30, 2004, the Company had hedged a portion of its interest rate risk by entering into interest rate swaps (designated as cash flow hedges) to extend the duration of its short term borrowings. Ineffectiveness of $3 thousand was recorded as a reduction of interest expense for the year to date period ended September 30, 2004. Swaps with a notional balance of $76 million were terminated at a net loss of $707 thousand during the quarter. The losses on these effective hedges are deferred and amortized into interest expense over the remaining terms of the swaps. During the quarter ended September 30, 2004, $8 thousand of this net loss was recognized. Total notional outstanding at September 30, 2004 was $346 million with a fair market value of ($1.5) million.

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$—	—%
Maturing between one and two years	190,700	2.62
Maturing between two and three years	96,060	3.42
Maturing between three and five years	58,800	4.09
Maturing in over five years	—	—

Total	$345,560	3.10%

NOTE G – DEBT

The Company has a $250 million warehouse line of credit that is used to finance the purchase of residential mortgage bridge loans. This facility also includes a sublimit of $18.75 million that can be used to finance specific types of commercial bridge loans. This facility bears interest at LIBOR plus a spread and includes a facility fee.

As of September 30, 2004, $10.5 million was outstanding under this facility related to commercial bridge loans.

The Company has arrangements to enter into reverse repurchase agreements with ten financial institutions under facilities totaling $1.7 billion. Outstanding at September 30, 2004 was $552 million with a weighted average rate of 1.83% and a weighted average remaining maturity of 69 days. Securities pledged had a face value of $584 million as of September 30, 2004.

As of September 30, 2004, the reverse repurchase agreements mature from October 2004 to August 2005.

NOTE H – SHAREHOLDERS’ EQUITY

On March 17, 2004, the Company priced its initial public offering of 10,000,000 shares of common stock. The net proceeds of $118.7 million are reflected in shareholders’ equity.

Diluted earnings per share assumes the recognition of $121 thousand of expense related to 25,000 shares of restricted stock that will be recognized over the remaining vesting period, and that this dollar amount will be used to purchase approximately 12 thousand and 11 thousand shares of treasury stock as of the beginning of the period for the third quarter and year to date periods, respectively.

NOTE I – STOCK-BASED INCENTIVE COMPENSATION PLAN

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

The Company also granted warrants to purchase 233,000 shares of common stock to Sapphire Advisors Group (Sapphire), a founding shareholder. The warrants were granted to Sapphire in connection with its role in assisting the Company from and after the date of its formation. Sapphire assisted in the formation of the Company and its taxable subsidiary, the recruiting of officers and directors, identifying underwriters, and identifying and negotiating credit facilities. These warrants were granted effective on the closing of the initial public offering and are exercisable at the initial offering price. The warrants were fully vested at the date of grant and will expire 10 years from the date of grant. An expense was recorded for the warrants’ fair value in accordance with FAS 123, measured using the Black-Scholes option pricing model. The warrants were valued at $.82 per share using a stock price volatility of 30%, an expected life of 10 years, a dividend yield of 10%, and a risk free rate of return of 4.16%.

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

NOTE J – EMPLOYEE BENEFIT PLANS

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

NOTE K – INCOME TAXES

The Company will elect to be taxed as a REIT commencing with the taxable year ending December 31, 2004. For the tax year ended December 31, 2003, the Company was taxed as a C corporation. The Company had a net operating loss carryforward of approximately $22,000 for which a valuation allowance has been recorded for the entire deferred tax asset. Due to the election to be taxed as a REIT in future years, the Company does not expect to be able to utilize the NOL carry forward prior to expiration in 2023.

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

The quarter ended September 30, 2004 was our second full quarter of operations. We had net income of $1.4 million or $0.13 per diluted share, and our board of directors declared a dividend of $0.05 per share payable on December 13 to shareholders of record on November 29.

Other items of note for our second quarter of operations were:

•	Total assets at the end of the period were $684 million.

•	Residential mortgage related assets totaled $610 million.

•	Commercial mortgage assets totaled $59 million.

•	The first quarter loss has been earned back.

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

Although we invest in high quality residential loans and secured commercial mortgage bridge loans, we have established an allowance for loan losses and a provision that reflects the estimated losses in the portfolios. The allowance is evaluated on a quarterly basis and any necessary adjustments are made at that time.

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

Total assets were $684 million at September 30, 2004, which included earning assets of $669 million. The earning assets break down into $610 million , or 91%, related to residential mortgages and $59 million, or 9%, related to commercial mortgage bridge loans.

The residential assets are composed of $391 million of available-for-sale securities, $211 million of purchased loans that were subsequently securitized, and $7 million of whole loans.

During the first nine months of our fiscal year, we established our investment portfolio through the purchase of agency and AAA rated mortgage backed securities. The characteristics of the mortgage backed securities are outlined in the following tables.

(in thousands)	Agency Securities	Non Agency Securities	Total
Par value	$227,000	$160,801	$387,801
Unamortized premium	2,855	599	3,454
Unamortized discount	(741)	(620)	(1,361)

Amortized cost	229,114	160,780	389,894
Gross unrealized gains	970	623	1,593
Gross unrealized losses	(315)	(107)	(422)

Estimated fair value	$229,769	$161,296	$391,065

Interest Reset Profile	Amortized Cost (in thousands)
Floating	$73,239
Initial 5 year fixed period	316,655

Total	$389,894

All of the securities were purchased during the current year. We have reviewed the unrealized losses on the securities, and, in our opinion, none of these losses are other than temporary.

As of September 30, 2004, our residential loan portfolio (including securitized loans) totaled $218 million — $6 million in fixed rate loans and $212 million in floating rate loans. The total net premium on residential loans was $3.6 million.

The floating rate loan portfolio was comprised of loans with initial fixed rate interest periods of 3 years – 6%, 5 years – 38%, and 7 years (and other) – 56%.

In addition to the residential loans, we had a portfolio of commercial mortgage bridge loans. These loans are all carried at par. The following table outlines their relevant characteristics. The loan amounts are shown before the deduction of any deferred fees.

Type of Property (in millions)	Loan Amount	Interest Rate	Location	Participation
Retail Mall (pledged)	$14.7	11%	FL	No
Conference Center	11.7	11%	FL	No
Hotel	11.5	10%	CA	Yes
Resort Development	10.0	10%	NC	Yes
Cemetery / Funeral Home	5.7	10%	HI	Yes
Multi-Sport Facility (pledged)	4.7	12%	NJ	No
Apartments (pledged)	1.5	11%	IL	No

Total	$59.8

The allowance for loan losses totaled $149 thousand at September 30, 2004. This has been established to absorb losses in the loan portfolios. In the residential loan portfolio, three loans were past due 30 days totaling $717 thousand (or 0.33%) and one loan totaling $226 thousand (or 0.10%) was in foreclosure.

One commercial loan participation totaling $5.7 million (total first mortgage of $31.6 million) is past due on its interest payments in excess of 30 days. A forbearance agreement has been entered into by the borrowers that included the hiring of a controller acceptable to the lenders and expense reductions related to the current operations. In addition to the first mortgage, there is a subordinated mortgage loan on this property totaling $15 million.

Our principal and interest payments are subordinated to another participant in the first mortgage with a participation interest of approximately 44% of the total first mortgage. We are on a pari passu basis with the remaining first mortgage participants.

Under SFAS 114, this loan is impaired. No specific valuation reserve has been established based on a discounted cash flow analysis. In addition, the collateral value supports the loan balance. Interest will be recorded on this loan on a cash basis. Interest income for the current quarter was reduced by $118 thousand related to the nonaccrual status of this loan.

On September 30, 2004, we had $11.4 million in cash and cash equivalents. These balances were maintained in available balances to meet our liquidity requirements under our borrowing arrangements and to meet our operating requirements.

Borrowings under a warehouse line of credit were used to finance the residential loans until they were securitized. The maximum amount outstanding during the year under the warehouse line was $186 million. As of the end of the quarter, there was $10.5 million outstanding under the warehouse line secured by pledged commercial mortgages. The warehouse line has a commercial sub-limit of $18.75 million with an advance rate of fifty percent of the mortgage balance.

Securities and securitized loans are financed through the use of reverse repurchase agreements. We had lines with ten financial institutions as of September 30, 2004 totaling $1.7 billion. We had borrowings with eight institutions totaling $552 million in reverse repurchase agreements outstanding with an average rate of 1.83% and an average remaining maturity of 69 days.

Our borrowings generally have a shorter maturity than our assets which creates an interest rate mismatch. We use derivative instruments to extend the interest rate characteristics of our borrowings. As of September 30, 2004, we had 16 fixed-pay interest rate swaps with a notional balance of $346 million outstanding. These swaps are accounted for as cash flow hedges of our forecasted borrowings.

The fair market value of the swaps is recorded on the balance sheet as a hedging asset or liability. Three of the swaps are in a gain position of approximately $0.9 million shown as an asset, and 13 of the swaps are in a loss position of approximately $2.4 million shown as a liability.

The maturity characteristics and average rate by maturity characteristic are shown in the following table.

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$—	—%
Maturing between one and two years	190,700	2.62
Maturing between two and three years	96,060	3.42
Maturing between three and five years	58,800	4.09
Maturing in over five years	—	—

Total	$345,560	3.10%

Results of Operations

Our net income was $1.4 million for the third quarter and $61 thousand for the year to date period. The net income for the year-to-date period shows that we have earned back the loss incurred in the first quarter prior to our initial public offering. The increasing net income quarter over quarter is the result of the continuing to build out our operations. The first quarter loss was attributable to operating expenses for the entire first quarter (operations began in October 2003) while our initial loans were not acquired until March 30, 2004.

Net interest income for the quarter totaled $2.9 million made up of $6.0 million of interest income offset by $3.1 million of interest expense. The following table shows average earning assets / yield and the average borrowings / cost for the third quarter. The second quarter table is also presented to show the growth as we continue to leverage the proceeds of the IPO.

Third Quarter (in thousands)	Avg. Balance	Income/Expense	Yield/Cost
Residential assets	$476,388	$4,842	4.04%
Commercial assets	42,003	1,081	10.24
Other investments	16,994	66	1.53

Total interest earning assets	535,385	5,989	4.45

Other assets	9,440

Total assets	$544,825

Warehouse borrowing	$341	4	4.67
Repurchase agreements	422,445	1,676	1.58
Derivative expense		1,280	1.21
Warehouse fee		158	0.15

Total interest bearing liabilities	422,786	3,118	2.93

Other liabilities	2,301
Equity	119,738

Total liabilities and equity	$544,825

Net interest spread		$2,871	1.52

Net interest margin			2.13

Second Quarter (in thousands)	Avg. Balance	Income/Expense	Yield/Cost
Residential assets	$223,720	$2,108	3.79%
Commercial assets	33,671	928	11.09
Other investments	9,921	22	0.91

Total interest earning assets	267,312	3,058	4.60

Other assets	15,822

Total assets	$283,134

Warehouse borrowing	$122,658	699	2.29
Repurchase agreements	40,722	122	1.20
Derivative expense		365	0.90
Warehouse fee		159	0.39

Total interest bearing liabilities	163,380	1,345	3.31

Other liabilities	811
Equity	118,943

Total liabilities and equity	$283,134

Net interest spread		$1,713	1.29

Net interest margin			2.58

The impact of interest rate swaps is included in interest expense since the swaps are associated with our short term borrowings program.

Although we focus on high quality residential mortgage related assets and secured commercial bridge loans, a provision for loan losses has been recorded. The provision totaled $85 thousand for the quarter ended September 30, 2004 and $149 thousand year-to-date. Based on the asset quality, the initial provision rates have been set at an annual rate of 10 basis points on residential loans and 25 basis points on the commercial mortgage bridge loans. This provision rate and the related allowance are evaluated on a quarterly basis to insure that, in management’s opinion, the allowance is adequate for losses in the portfolio. A provision for loan losses is not recorded related to the mortgage backed securities. Securities are carried at market value with any other than temporary decline in value being recorded as a direct write-down of the asset.

Operating expenses for the quarter totaled $1.8 million. The components of expenses for the current year are shown in the following table.

Category	First Quarter	Second Quarter	Third Quarter	Year to date
Salaries & benefits	$902	$543	$660	$2,105
Professional fees	224	315	349	888
Facilities & equipment	23	307	399	729
Insurance	65	204	192	461
Other	326	124	156	606

Total	$1,540	$1,493	$1,756	$4,789

The current quarter’s operating expenses are all of a normal and recurring nature and reflect the continued build-out of our operations.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations on a timely and cost-effective basis. On September 30, 2004, we had liquidity of $25.8 million, consisting of eligible ARM assets and cash and cash equivalents. We believe that our liquidity level as of September 30, 2004 fully meets our current operating requirements.

Our primary sources of funds for the quarter ended September 30, 2004 consisted of reverse repurchase agreements and principal and interest payments, and for the year to date period consisted of our offering proceeds, a whole loan financing facility, reverse repurchase agreements, and principal and interest payments. In the future, we expect to utilize these sources as well as the issuance of debt or equity securities.

On March 17, 2004, we completed a public offering of 10,000,000 shares of common stock and received net proceeds of $118.7 million.

Our whole loan financing facility has a committed borrowing capacity of $250 million and matures in March 2005. The interest rate on the whole loan financing facility is indexed to one-month LIBOR and is subject to daily adjustment. As of September 30, 2004, we had $10 million outstanding under the commercial sub limit of our whole loan financing facility.

The whole loan financing facility contains both financial and non-financial covenants. Significant covenants include limitations on our ability to incur indebtedness beyond specified levels, certain financial covenants and restrictions on our ability to incur liens on assets. As of September 30, 2004, we are in compliance with all financial and non-financial covenants on our whole loan financing facility.

As of September 30, 2004, we had reverse repurchase lines with ten financial institutions with a total capacity of $1.7 billion. We had outstanding borrowings of $552 million with eight of these institutions.

At September 30, 2004, our internal allocation showed 53% of our equity was supporting the residential portfolio, 42% was supporting the commercial portfolio, and 5% was supporting our general operations. The leverage associated with this equity stood at 8.8 times for residential, 0.2 times for commercial.

We continue to evaluate leverage opportunities related to the commercial portfolio and ways to more efficiently deploy our capital in support of the business. These are areas of focus for us in the coming months and quarters.

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

The most important measure we use in measuring interest rate risk is the duration gap, which reflects the weighted average duration of our assets minus the weighted average duration of our liabilities. The duration measure itself is calculated by BlackRock Solutions utilizing Monte Carlo simulation of 200 interest rate scenarios. At the end of the third quarter, our duration was 0.37 years. This duration changes on a daily basis as interest rates and prepayment assumptions change. We have a targeted duration gap of 0.5 years.

Other Matters

The Internal Revenue Code of 1986, as amended (the Code), requires that at least 75% of our total assets must be Qualified REIT Assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 90% source of income test. As of September 30, 2004, we calculated that we were in compliance with each of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of September 30, 2004, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

Item 4. CONTROLS AND PROCEDURES

Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2004. There have been no changes to internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2004 there were no pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits – see “Exhibit Index”
(b)	Reports on Form 8-K

The Company furnished or filed the following Current Reports on Form 8-K after June 30, 2004 and prior to September 30, 2004:

(i) Current Report on Form 8-K furnished on August 11, 2004 regarding issuance of a press release announcing Sunset Financial Resources second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunset Financial Resources, Inc

By:	/s/ John Bert Watson
John Bert Watson
President and Chief Executive Officer

/s/ John Bert Watson	November 9, 2004
John Bert Watson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Pannell	November 9, 2004
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