Form 10-K
period 2004-12-31
SUNSET FINANCIAL RESOURCES INC
filed 2005-03-31
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32026

SUNSET FINANCIAL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	16-1685692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10245 Centurion Parkway North, Suite 305, Jacksonville, Florida 32256

(Address of principal executive offices including zip code)

(904) 425-4575

(Registrant’s telephone number and area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $ 89,799,000 million.

As of March 22, 2005, there were 10,450,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the 2005 annual meeting of stockholders—Part III

Sunset Financial Resources, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2004

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “plans,” “intends,” “estimates,” “anticipates,” “expects,” “believes” or similar expressions in this annual report on Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this annual report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

ii

PART I

ITEM 1.	BUSINESS

Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Sunset Financial Resources, Inc., a Maryland corporation, and, where appropriate, its subsidiaries.

Company Overview

We are a self-managed real estate investment trust (REIT) that was formed as a Maryland corporation in October 2003 to acquire an initial portfolio of residential mortgage loans and commercial mortgage bridge loans in the United States, and we had limited operations until the second quarter of 2004. We now focus on owning, managing and financing a portfolio of mortgage assets that primarily consists of agency mortgage-backed and “AAA” rated securities and residential mortgage and commercial mortgage bridge loans. Our principal business objective is to maintain a portfolio of residential and commercial mortgage assets such that the interest income on our assets exceeds our costs to hedge and finance these assets. At December 31, 2004, our assets consisted of the assets set forth below in the following approximate amounts:

•	$203.7 million in residential mortgage loans, of which $201.4 million are on balance sheet in securitized form;

•	$96.5 million in “AAA” rated mortgage-backed securities;

•	$517.7 million in agency mortgage-backed securities, issued by agencies such as the Federal National Mortgage Association (known as FNMA or Fannie Mae) and the Federal Home Loan Mortgage Corporation (know as FHLMC or Freddie Mac); and

•	$44.5 million in outstanding principal amount of commercial mortgage bridge loans (including commercial mortgage bridge loans that we own jointly with other interest holders).

Subject to the limitations imposed by our capital and leverage policy discussed below, we expect to finance the purchase of additional mortgage assets with borrowings under reverse repurchase agreements and our warehouse line of credit as well as through future securitizations.

Description of Our Assets

We invest principally in the following types of mortgage assets subject to the operating restrictions described under the caption “Operating and Investment Policies.”

Mortgage-Backed Securities. To date, all of the mortgage-backed securities that we have acquired have been either (i) “AAA” rated mortgage-backed securities or (ii) agency mortgage-backed securities. Agency mortgage-backed securities are mortgage-backed securities where a government agency or federally-chartered corporation, such as FHLMC and FNMA, guarantees payments of principal or interest on the securities. Agency mortgage-backed securities consist of agency pass-through certificates and collateralized mortgage obligations, commonly known as CMOs, issued or guaranteed by an agency or a federally-chartered corporation.

Even though to date we have only acquired agency mortgage-backed securities or securities with a “AAA” rating, under our capital investment policy we are not prohibited from acquiring mortgage-backed securities that are not guaranteed by an agency and do not have this quality of rating and are not “investment grade.”

Our allocation of investments among the permitted investment types may vary from time to time based on our board of directors’ evaluation of economic and market trends, our perception of the relative values of these types of investments and our adherence to the risk management objectives discussed below under “—Operating and Investment Policies.”

We acquire only those mortgage-backed securities that we believe we have the necessary expertise to evaluate and manage, that are consistent with our risk management objectives and that we believe we can readily finance. We believe that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, we seek to acquire a diversified portfolio of mortgage-backed securities which we believe will provide acceptable returns over a broad range of interest rate and prepayment scenarios.

The mortgage-backed securities that we acquire generally provide funds for mortgage loans made primarily to residential homeowners. Our securities generally represent interests in pools of mortgage loans made by savings and loan institutions, mortgage bankers, commercial banks and other mortgage lenders. These pools of mortgage loans are assembled for sale to investors (like us) by various government, government-related and private organizations.

Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, mortgage-backed securities provide for a monthly payment, which consists of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and principal payments made by the individual borrowers on the underlying mortgage loans, net of any fees paid to the issuer or the guarantor of the securities. Additional payments result from prepayments of principal upon the sale, refinancing or foreclosure of the underlying residential property, net of fees or costs which may be incurred.

The investment characteristics of pass-through mortgage-backed securities differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the mortgage-backed securities on a more frequent schedule, as described above, and the possibility that principal may be prepaid at any time due to prepayments on the underlying mortgage loans or other assets. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

Various factors affect the rate at which mortgage prepayments occur, including changes in interest rates, general economic conditions, the age of the mortgage loan, the location of the property and other social and demographic conditions. Generally prepayments on mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. We may reinvest prepayments at a yield that is higher or lower than the yield on the prepaid investment, thus affecting the weighted average yield of our investments.

To the extent mortgage-backed securities are purchased at a premium, faster than expected prepayments result in a faster than expected amortization of the premium paid. Conversely, if these securities were purchased at a discount, faster than expected prepayments accelerate our recognition of income.

CMOs may allow for shifting of prepayment risk from slower-paying tranches to faster-paying tranches. This is in contrast to mortgage pass-through certificates where all investors share equally in all payments, including all prepayments, on the underlying mortgages.

Our Mortgage Loans in General. We have acquired adjustable and fixed rate mortgage loans secured by first liens on residential or commercial property, and we intend to acquire more such loans in the future. The residential and commercial mortgage loans are originated by or purchased from various sources throughout the United States and its territories, such as savings and loan associations, banks, mortgage bankers, home builders, insurance companies, financial institutional dealers and other mortgage lenders. Our board of directors has not established any limits upon the geographic concentration of mortgage loans to be acquired by us or the credit quality of suppliers of mortgage loans.

Our Residential Mortgage Assets. At December 31, 2004, we had residential assets of $817.9 million ($614.2 million in securities and $203.7 million in loans and securitized loans). This total portfolio has an average premium of 150 basis points, or $12 million. The interest rate characteristics of these assets were: 9%

floating rate, 1% three-year adjustable rate mortgages (ARMs), 75% five-year ARMs, and 15% seven-year ARMs. The securities portion of the portfolio consisted of only agency (84%) and “AAA” rated securities (16%).

Our Commercial Mortgage Bridge Loans. At December 31, 2004, we held six commercial mortgage bridge loans totaling approximately $44.5 million in aggregate outstanding principal amount. As of such date, the portfolio of commercial mortgage bridge loans had a range of principal amount outstanding of approximately $1.5 million to $14.7 million. Except for one second priority lien loan, these loans are secured by a first priority lien on one or more fee simple or leasehold interests in real properties located in the United States.

The following table summarizes certain characteristics of the commercial mortgage bridge loans we held as of December 31, 2004. The loan amounts are before deducting any deferred fees relating to the loans.

Type of Property	Loan Amount (in millions)	Interest Rate	Location	Participation
Retail Mall	$14.7	11%	FL	No
Resort Development	10.0	10%	NC	Yes
Mansion / Conference Center	8.1	11%	FL	No
Cemetery / Funeral Home	5.7	10%	HI	Yes
Multi-Sport Facility	4.7	12%	NJ	No
Apartments	1.5	11%	IL	No

Total	$44.7

The original term of the commercial mortgage bridge loans is 12 months or less. None of the commercial mortgage bridge loans permit negative amortization or the deferral of accrued interest. All of the commercial mortgage bridge loans permit principal prepayments, in whole or in part.

Our Strategy

Our principal business objective is to maintain a portfolio of residential and commercial mortgage assets such that the interest income on our assets exceeds our costs to hedge and finance these assets. To obtain our business objective and generate distributions for our stockholders, our strategy is to:

•	purchase first lien residential mortgage loans or mortgage-backed securities backed primarily by ARMs with an initial fixed interest rate period of seven years or less, and an adjustable rate thereafter based on changes in short-term market interest rates;

•	purchase commercial mortgage bridge loans that are generally at higher interest rates than rates on loans with longer terms;

•	finance purchases of our residential mortgage assets and commercial mortgage bridge loans by utilizing leverage to increase potential returns to stockholders through securitizations and various types of borrowings;

•	structure our financings, after consideration of any associated derivative financial instruments, to minimize the cost of borrowing against our assets, minimize counterparty credit risk and manage the leverage of the portfolio in changing market conditions to minimize liquidity risk;

•	utilize derivative financial instruments, such as short sales, purchases of treasury options, interest rate caps, swaptions, mortgage-backed securities, futures, options, interest rate swaps, floors and similar products, to mitigate the risk of the costs of our variable rate liabilities increasing at a faster rate than the earnings on our assets; and

•	seek to minimize prepayment risk by structuring a diversified portfolio that contains residential mortgage assets with a variety of characteristics, including varying prepayment penalties.

Operating and Investment Policies

Investment Committee. We have an investment committee comprised of Messrs. Watson, Boston, Betros and Pannell. Mr. Boston is the chairman of the committee. The investment committee makes the day-to-day decisions regarding our acquisitions of assets and the terms of such acquisitions, hedging transactions and the disposition of assets. The investment committee, without the prior approval of the board of directors, may not:

•	make any investment or take any other action that would prevent us from establishing and maintaining our qualification as a REIT for federal income tax purposes;

•	leverage our portfolio of residential mortgage loans (through borrowings, reverse repurchase agreements, securitizations or otherwise) such that the debt-to-equity ratio on our entire portfolio of residential mortgage loans exceeds 12:1;

•	leverage our portfolio of commercial mortgage loans (through borrowings, reverse repurchase agreements or otherwise) such that the debt-to-equity ratio on our entire portfolio of commercial mortgage loans exceeds 6:1;

•	make any investment or take any other action that would subject us to regulation under the Investment Company Act of 1940;

•	acquire any residential mortgage loan that would cause the weighted average FICO score of our entire portfolio of residential mortgage loans to drop below 680;

•	acquire any residential mortgage loan or commercial mortgage bridge loan that is not a first-lien mortgage loan secured by real estate;

•	acquire any commercial mortgage bridge loan that has a greater than 65% loan-to-value ratio;

•	acquire any commercial mortgage bridge loan that has an outstanding principal balance in excess of $10.0 million; or

•	acquire any pool of loans that has an outstanding principal balance in excess of $75.0 million.

Our directors review our investment activities on a quarterly basis to ensure compliance with the operating and investment policies. Our directors rely substantially on information and analysis provided by management to evaluate our operating and investment policies, compliance therewith and other matters relating to our investments.

Policies. Our board of directors has approved the following four primary operating policies to implement our business strategy:

•	asset acquisition policy;

•	asset/liability management policy;

•	capital and leverage policy; and

•	credit risk management policy.

Asset Acquisition Policy. Our asset acquisition policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Assets purchased must fall within one of the following three categories:

•	Category I: These assets will generally be adjustable or fixed-rate mortgage securities and short-term investments. Assets in this category will be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization, or if not rated, will be obligations guaranteed by the United States government or its agencies, Fannie Mae or Freddie Mac. All of the mortgage-backed securities we currently hold satisfy this criteria.

•	Category II: These assets include rated and unrated mortgage loans, non-investment grade mortgage-backed securities backed by residential mortgage assets. Our current residential mortgage loan portfolio, including the residential mortgage loans we have securitized, falls into this category.

•	Category III: This category of assets does not meet any of the above criteria. Among the types of assets generally assigned to this category are mortgage securities rated below investment grade and leveraged mortgage derivative securities, including all of our commercial mortgage assets. Under our Category III investment criteria, we may acquire other types of mortgage derivative securities, including, but not limited to, interest only, principal only or other mortgage-backed securities that receive a disproportionate share of interest income or principal. The only assets we currently own in this category are our commercial mortgage bridge loans.

We do not have established minimum or maximum allocation parameters for these asset categories. Accordingly, to the extent consistent with our ability to qualify as a REIT, we may have all or none of our assets in a particular category.

Interest rate changes will affect our ability to successfully implement our strategy to primarily invest in ARM-based mortgage assets. Interest rate changes can affect the availability and pricing of ARM-based mortgage assets, which affects our investment opportunities. During a rising interest rate environment, there may be less total loan origination and refinance activity, but a larger percentage of ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed-rate mortgage products, but because there will likely be above average loan origination and refinancing volume in the industry, even a small percentage of ARM product volume may provide sufficient investment opportunities. Additionally, a flat yield curve may create an adverse environment for ARM products because there may be little incentive for a consumer to choose an ARM product over a 30-year fixed-rate mortgage loan and, conversely, in a steep yield curve environment, ARM products may enjoy an above average advantage over 30-year fixed-rate mortgage loans, increasing our investment opportunities. The volume of ARM loans being originated industry-wide can also affect their investment yield. During periods when there is a shortage of ARM products, yields may decline due to market forces and conversely, when there is an above average supply of ARM products, yields may improve due to the same market forces. Accordingly, the interest rate environment affects the types of assets we invest in at any given time.

During our fiscal year ended December 31, 2004, we invested most of our capital in agency guaranteed or “AAA” rated mortgage-backed securities. We have intentionally chosen to proceed with caution into the whole loan acquisition and securitization business. The market for whole loans has changed considerably over the past 12 months. Competition for whole loans has materially increased and therefore reduced risk adjusted returns in this sector. We are focusing on developing business processes that properly control and manage the credit risk associated with being in a first loss position.

Asset/Liability Management Policy. Our residential mortgage assets consist primarily of ARM-based mortgage assets, and to a lesser extent, fixed rate mortgage assets. Fixed rate assets and ARM-based mortgage assets lose value when market interest rates rise. We have implemented an asset/liability management program to lessen the effects of interest rate changes on the market value of our portfolio and to enable us to earn net income in periods of generally rising, declining or static interest rates. To the extent consistent with our ability to qualify as a REIT, we seek to effect these objectives through, among other means, the use of derivatives.

We will monitor carefully, and may have to limit, our asset/liability management program to assure that we do not realize excessive hedging income, or hold hedges having excess value in relation to mortgage-related assets, which would result in our disqualification as a REIT or, in the case of excess hedging income, if the excess is due to reasonable cause and not willful neglect, the payment of a penalty tax for failure to satisfy certain REIT income tests under the tax code. In addition, asset/liability management involves costs that increase dramatically as the period covered by hedging protection increases and that may increase during periods of fluctuating interest rates.

The asset/liability management framework includes the identification and management of the following:

•	Market value risk as measured by sensitivity to the:

•	level of interest rates, and

•	shape of the yield curve;

•	Prepayment risk;

•	Spread / basis risk resulting from owning mortgage assets funded with liabilities, hedged with interest rate derivatives;

•	Implied volatility or options price risk resulting from a change in prices of options;

•	Model risk resulting from the use of prepayment and interest rate models used to measure the above risks;

•	Earnings at risk;

•	Liquidity risk (addressed in capital & leverage policy below);

•	Leverage risk and capital adequacy (addressed in capital & leverage policy below);

•	Credit risk (addressed in credit policy below).

The asset liability management policy provides the following specific targets (among others) in the mitigation and management of the above risks:

•	Duration Gap: The duration gap is the difference between the duration on the assets and the combined duration of liabilities and hedges weighted by market value. The duration is calculated using the prepayment and interest rate models. The gap value must be within a range of -1 year to + 1 year on a daily basis.

•	Convexity Gap: The convexity gap is the difference between the convexity on the assets and the combined convexity of liabilities and hedges weighted by market value. The maximum negative convexity gap is -2.00.

•	Market value sensitivity: The market value of equity is calculated as the market value of our assets and derivative instruments less the market value of our liabilities. Our goal is to maintain the market value of equity within 10% of its current value when the portfolio is stressed using a parallel interest rate shift of 50 basis points from current rate levels. We use interest rate and prepayment models in calculating the market value of the different components using the 50 basis point interest rate shifts.

We believe that we have developed cost-effective asset/liability management policies. However, no strategy can completely insulate us from all risks. Further, as noted above, certain of the federal income tax requirements that we must satisfy to qualify as a REIT limit our options in hedging our interest rate risk.

Capital and Leverage Policy. We employ a leverage strategy to increase our returns by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. We generally borrow between eight to twelve times the amount of our equity, although our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets.

Depending on the different cost of borrowing funds at different maturities, we may vary the maturities of our borrowed funds in an attempt to produce lower borrowing costs. Our mortgage-related assets are financed primarily at short-term borrowing rates through repurchase agreements. In the future, we may also employ borrowings under lines of credit and other collateralized financings that we may establish with approved institutional lenders.

Credit Risk Management Policy. We review credit risk and other risks of loss associated with each of our potential investments. In addition, we may diversify our portfolio of mortgage-related assets to avoid undue geographic, insurer, industry and certain other types of concentrations. We may reduce certain risks from sellers and servicers through representations and warranties.

Compliance with our credit risk management policy guidelines is determined at the time of purchase of mortgage assets, based upon the most recent valuation utilized by us. Such compliance is not affected by events subsequent to such purchase, including, without limitation, changes in characterization, value or rating of any specific mortgage assets or economic conditions or events generally affecting any mortgage-related assets of the type held by us.

Other Policies. At this time, we do not intend to originate commercial bridge loans or residential mortgage loans. We intend to invest and operate in a manner consistent with the requirements of the Internal Revenue Code to establish and maintain our qualification as a REIT for federal income tax purposes, unless, due to changes in the tax laws, changes in economic conditions or other fundamental changes in our business environment, the board of directors determines that it is no longer in the best interest of our stockholders to qualify as a REIT. In order to maintain our REIT status, we generally intend to make distributions to our stockholders equaling at least 90% of our REIT taxable income each year.

We intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940.

Recent Developments

On March 15, 2005, we issued junior subordinated notes of approximately $20.6 million due March 30, 2035 to a special purpose subsidiary, Sunset Financial Statutory Trust I, a Delaware statutory trust (the “Preferred Trust”). The junior subordinated notes are subordinated to our existing debt. The Preferred Trust issued shares of its preferred beneficial interest (the “Preferred Securities”) to an unaffiliated party in exchange for approximately $20 million and issued shares of common beneficial interest to us for $619,000. The junior subordinated notes and the Preferred Securities each bear interest at a floating rate that resets on a quarterly basis at the 90-day LIBOR plus 4.15% (approximately 7.05% as of March 15, 2005) and generally may not be redeemed prior to March 30, 2010. After payment of costs associated with the issuance of approximately $640,000, the proceeds from the sale of the Preferred Securities were approximately $19.4 million.

On March 21, 2005, we entered into Amendment No. 3 to our Senior Secured Credit Agreement dated March 22, 2004 with JPMorgan Chase Bank, N.A. Under the amendment, JPMorgan renewed its $250 million residential mortgage warehouse line of credit on substantially similar terms as the original credit agreement. Among other things, the amendment includes the extension of the maturity date to March 20, 2006, the reduction of the minimum liquidity covenant to $12.5 million, and the elimination of the commercial loan sublimit with the exception of one pledged loan. The credit agreement was also amended on March 2, 2005 in order to permit and accommodate the closing of the preferred trust securities transaction discussed above.

Financing

Our initial acquisition of residential mortgage loans and commercial mortgage bridge loans was financed with the proceeds from our initial public offering and from borrowings under our warehouse line of credit. Thereafter, our primary source of financing has been through reverse repurchase agreements, and to a lesser extent, under our warehouse line of credit.

We expect to continue to use repurchase agreements as our principal financing device to leverage our mortgage-backed securities portfolio. We anticipate that upon repayment of a reverse repurchase agreement, we will pledge the same collateral promptly to secure a new reverse repurchase agreement. At December 31, 2004, we had uncommitted repurchase agreements with 12 lenders. Reverse repurchase agreements are structured as sale and repurchase obligations and have the economic effect of allowing a borrower to pledge purchased mortgage assets as collateral securing short-term loans to finance the purchase of such mortgage assets. Typically, the lender in a reverse repurchase arrangement makes a loan in an amount equal to a negotiated percentage of the market value of the pledged collateral. At maturity, the borrower is required to repay the loan and the pledged collateral is released. During the time the loan is outstanding, the pledged mortgage loans continue to pay principal and interest to the borrower. We enter into reverse repurchase agreements with financially sound institutions, including broker/dealers, commercial banks and other lenders that meet credit standards approved by our board of directors. Under the reverse repurchase agreements, we are required to deposit additional collateral in the event the value of the assets we have already pledged thereunder declines.

Securitizations

A securitization is the conversion of assets (usually forms of debt) into securities which can be traded more freely and cost-effectively than the underlying assets and generate better returns than if the individual assets were used as collateral for a loan. One example is mortgage-backed securities, which pool illiquid individual mortgages into a single tradable asset. In 2004, we completed a securitization of our initial residential mortgage loan portfolio. We anticipate that future securitizations will be structured as financings for accounting purposes with the result that both the mortgage loans securitized and the debt represented by the securities issued by a securitization trust will remain on our balance sheet as non-recourse obligations. As payments are made on the underlying mortgage loans to a securitization trust, we are entitled to recognize as income amounts remaining after payment of the trust’s debt and expenses of the securitization, and any credit enhancement requirements. We expect to continue to conduct these securitization activities, through “taxable REIT subsidiaries,” as defined under the REIT provisions of the Internal Revenue Code, formed for such purpose.

Hedging

Our portfolio consists primarily of mortgage assets that have an initial fixed interest rate period of seven years or less, with an adjustable interest rate thereafter, known as a hybrid ARM, and to a much lesser extent, fixed rate mortgages. Fixed-rate mortgages and hybrid ARMs, like other fixed-rate debt instruments, are subject to a loss in value when market interest rates rise. We are exposed to such losses, and in order to manage this risk of loss we use derivatives, primarily interest rate swaps associated with our short-term borrowings, which represent a mutual agreement to exchange interest payments .

We may also enter into one or more of the following other types of hedging transactions:

•	Forward sales of treasuries, or treasury locks, represent an obligation to sell treasuries at a specific yield or price in the future. Therefore, its value increases as interest rates rise.

•	Call options on treasury futures represent a right to buy a treasury futures contract at a specific price in the future. Therefore, its value increases as the benchmark treasury rate falls.

•	Put options on treasury futures represent a right to sell a treasury futures contract at a specific price in the future. Therefore, its value increases as the benchmark treasury rate rises.

•	Receiver swaptions represent a right to enter into a predetermined interest rate swap at a future date in which, upon exercise of its right, we would receive the fixed rate and pay the floating rate. Therefore, the contract increases in value as interest rates fall.

•	Payor swaptions represent a right to enter into a predetermined interest rate swap at a future date in which, upon exercise of its right, we would pay the fixed rate and receive the floating rate. Therefore, the contract increases in value as interest rates rise.

•	A cap is a contract whereby the seller agrees to pay to the purchaser, in return for an upfront premium or a series of annuity payments, the difference between a reference rate and an agreed strike rate when the reference exceeds the strike. Commonly, the reference rate is 3-month or 6-month LIBOR. A cap is therefore a strip of interest rate guarantees that allows the purchaser to take advantage of a reduction in interest rates and to be protected if they rise.

•	A floor is a contract whereby the seller agrees to pay to the purchaser, in return for an upfront premium or a series of annuity payments, the difference between a reference rate and an agreed strike rate when the reference drops below the strike.

Taxation of Our Company

General. We intend to elect to be treated as a REIT for federal income tax purposes on our federal income tax return for the year ended December 31, 2004. Such election should be effective for the taxable year ended December 31, 2004 and future taxable years until terminated or revoked. Generally, if we meet certain detailed conditions imposed by the REIT provisions of the Internal Revenue Code, such as investing primarily in real estate and mortgage loans, we will not be taxed at the corporate level on the taxable income that we currently distribute to our stockholders. We can therefore avoid most of the “double taxation” (at the corporate level and then again at the stockholder level when the income is distributed) that we would otherwise experience if we were a corporation.

If we do not qualify as a REIT in any given year, we would be subject to federal income tax as a domestic corporation, which would reduce the amount of the after-tax cash available for distribution to our stockholders. We believe that we have satisfied the requirements for qualification as a REIT since the year ended December 31, 2004. We intend at all times to continue to comply with the requirements for qualification as a REIT under the Internal Revenue Code, as described below.

Requirements for Qualification as a REIT. To qualify for tax treatment as a REIT under the Internal Revenue Code, we must meet certain tests, as described briefly below.

Ownership of Common Stock. For all taxable years after the first taxable year for which we elect to be a REIT, a minimum of 100 persons must hold shares of our common stock for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at all times during the second half of each taxable year after the first taxable year for which we elect to be a REIT, no more than 50% in value of our capital stock may be owned directly or indirectly by five or fewer individuals. We are required to maintain records regarding the ownership of shares of our common stock and to demand statements from persons who own more than a certain number of shares of our common stock regarding their ownership. We must keep a list of those stockholders who fail to reply to such a demand.

We are required to use the calendar year as our taxable year for income tax purposes.

Nature of Assets. On the last day of each calendar quarter, at least 75% of the value of our assets must consist of real estate assets, cash, cash items and government securities. We expect that substantially all of our assets will continue to qualify under this test. On the last day of each calendar quarter, of the assets not included in the foregoing 75% assets test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of the vote or value of any one issuer’s outstanding securities (with an exception for a taxable REIT subsidiary or a qualified REIT subsidiary). The aggregate securities that we may hold in taxable REIT subsidiaries is limited to 20% of the value of our total assets. We monitor the purchase and holding of our assets in order to comply with the above asset tests.

We may from time to time, through one or more taxable REIT subsidiaries, hold assets or perform activities that, if we held or performed directly, could generate income that would have an adverse effect on our qualification as a REIT or on certain classes of our stockholders. We do not expect that the securities that we hold in such taxable REIT subsidiaries, in the aggregate, will exceed 20% of the value of our total assets.

Sources of Income. We must meet the following separate income-based tests each year:

1.	The 75% Test. At least 75% of our gross income for the taxable year must be derived from certain real estate sources including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that we have made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

2.	The 95% Test. In addition to deriving 75% of our gross income from the sources listed above, at least an additional 20% of our gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other assets that are not dealer property. We intend to limit substantially all of our income to the types of income that will satisfy these income tests. Our policy to maintain REIT status may limit the amount and type of assets that we otherwise might acquire and the amount and type of income that we might otherwise produce.

Distributions. We must distribute to our stockholders on a pro rata basis each year an amount equal to at least (i) 90% of our taxable income, without the deduction for dividends paid and excluding net capital gain, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income, less (iii) any “excess noncash income.” We intend to make distributions to our stockholders in sufficient amounts to meet the distribution requirement.

Taxation of Stockholders. For any taxable year in which we are treated as a REIT for federal income purposes, the amounts that we distribute to our stockholders out of current or accumulated earnings and profits will be includable by the stockholders as ordinary income for federal income tax purposes unless properly designated by us as capital gain dividends. Our distributions will not be eligible for the dividends received deduction for corporations. Stockholders may not deduct any of our net operating losses or capital losses.

If we make distributions to our stockholders in excess of our current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a stockholder in our common stock until the tax basis is zero. Distributions in excess of the tax basis will be taxable as gain realized from the sale of shares of our common stock. We will withhold 30% of dividend distributions to stockholders that we know to be foreign persons unless the stockholder provides us with a properly completed IRS form for claiming the reduced withholding rate under an applicable income tax treaty.

The provisions of the Internal Revenue Code are highly technical and complex. This summary is not intended to be a detailed discussion of the Internal Revenue Code or its rules and regulations, or of related administrative and judicial interpretations. We have not obtained a ruling from the IRS with respect to tax considerations relevant to our organization or operation or issuance of common stock. This summary is not intended to be a substitute for prudent tax planning and each of our stockholders is urged to consult his or her own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of common stock and any potential changes in applicable law.

Federal Tax Treatment. In each year that we qualify as a REIT, we generally will not be subject to federal income tax on that portion of our REIT taxable income or capital gain that we distribute to our stockholders. We are subject to corporate level taxation on any undistributed income. In addition, we face corporate level taxation due to any failure to make timely distributions, on the built-in gain on assets acquired from a taxable corporation such as a taxable REIT subsidiary, on the income from any property that we take in foreclosure and on which we make a foreclosure property election, and on the gain from any property that is treated as “dealer property” in our hands.

Regulation

We intend to elect to become, and to maintain such election as, a REIT under the Internal Revenue Code.

The Investment Company Act of 1940 excludes from regulation entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the current interpretations of the SEC, in order to qualify for this exemption, we must, among other things, maintain at least 55% of our assets directly in mortgage loans, qualifying pass-through certificates and certain other qualifying interests in real estate and an additional 25% of our assets in the same type of assets. We constantly monitor our assets to ensure our continued compliance with these requirements. However, if we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business as described in this Form 10-K.

In recent years, federal and several state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate certain lending practices, often referred to as “predatory” lending practices, that are considered to be abusive. Many of these laws, rules and regulations restrict commonly accepted lending activities and impose additional costly and burdensome compliance requirements. The difficulty of managing the compliance risks presented by these laws, rules and regulations may decrease the availability of warehouse financing. Our goal is to avoid purchasing loans that meet or exceed the APR or “points and fees” threshold of these laws, rules and regulations. If we elect to relax our self-imposed restrictions on purchasing loans, subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions.

Competition

We believe that our principal competitors are the numerous institutions that purchase and hold residential mortgage loans and mortgage-backed securities. Examples of these types of institutions are banks, investment banks, finance companies, mortgage companies, savings and loans, life insurance companies, mutual funds, pension funds, other REITs and other entities purchasing mortgage assets. Many of our competitors have greater financial resources and access to capital than we do. In addition, there is the possibility of additional entities entering the market to invest in Alt-A residential mortgage loans and mortgage-backed securities resulting in higher prices for assets and lower yields.

Employees

As of December 31, 2004, we had 13 full-time employees. None of our employees are unionized.

Available Information

Our Internet website address is www.sunsetfinancial.net. We make available through our website, free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the Securities and Exchange Commission.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains our reports, proxy and information statements, and other information regarding us that we will file electronically with the SEC.

Risk Factors

You should carefully consider all of the risks described in this Form 10-K before making an investment decision. If any of the risks described in this Form 10-K actually occur, our business, assets, liquidity, operating results, prospects and financial condition could be materially adversely affected.

Risks Related to Our Business and Operations

We have a limited operating history and might not be able to operate our business or implement our operating and investment policies successfully.

We were formed in October 2003, and we have a limited operating history. The results of our operations depend on many factors, including the availability of future opportunities for the acquisition of residential and commercial mortgage assets, the level and volatility of interest rates, readily accessible short-term and long-term funding alternatives in the financial markets and general economic conditions. Moreover, delays in investing the proceeds of any prepayments or repayments on our mortgage assets or the net proceeds of any future debt or equity offering may cause our performance to be weaker than other fully invested mortgage REITs pursuing comparable investment strategies. You will not have the opportunity to evaluate the manner in which we invest or the economic merits of particular assets to be acquired by us in the future prior to our investment. Furthermore, we face the risk that we might not successfully implement our operating and investment policies or operate our business as described in this Annual Report on Form 10-K for the year ended December 31, 2004.

Our management team has limited experience managing a REIT.

Prior to the completion of our initial public offering in March 2004, our management team had never managed a REIT. Our management team has never sponsored a program with investment objectives similar to our investment objectives. Because of management’s relative lack of REIT experience and the fact that management has never sponsored a program with investment objectives similar to ours, we might not be able to successfully implement our operating and investment policies.

An interruption or reduction in the securitization markets or change in terms offered by these markets could have a material adverse effect on our results of operations, financial condition and business prospects.

We anticipate that a future source of our funding will be securitizations of mortgage loans. The securitization market is dependent upon a number of factors, including general economic conditions, the interest rate environment, conditions in the securities market generally and conditions in the mortgage-backed securities market specifically. In addition, poor performance of any loans we may securitize in the future could harm our future access to the securitization market. Accordingly, a decline in the securitization market or in our ability to obtain attractive terms could have a material adverse effect on our results of operations, financial condition and business prospects.

Failure to maintain adequate funding under warehouse facilities and reverse repurchase agreements may harm our results of operations.

We expect to fund future asset acquisitions primarily through reverse repurchase agreements, our warehouse line of credit and securitizations. Any failure to maintain adequate funding under our warehouse line of credit or our inability to enter into reverse repurchase agreements at attractive terms could harm our operations and our overall performance. An increase in the cost of financing in excess of any change in the income derived from our mortgage assets could also harm our earnings and reduce the cash available for distributions to our stockholders.

If the value of the assets we pledge to secure loans declines, we will experience losses and may lose our REIT status.

A substantial portion of our borrowings are in the form of collateralized borrowings. If the value of the assets pledged to secure our borrowings were to decline, we would be required to post additional collateral, reduce the amount borrowed or suffer forced sales of the collateral. If sales were made at prices lower than the carrying value of the collateral, we would experience additional losses. If we are forced to liquidate qualified REIT real estate assets to repay borrowings, there can be no assurance that we will be able to maintain compliance with the REIT provisions of the Internal Revenue Code regarding asset and source of income requirements. If we are unable to maintain our status as a REIT, our distributions will not be deductible by us, and our income will be subject to taxation, reducing our earnings available for distribution.

Future revisions to our policies can be made without stockholder consent creating uncertainty for investors that may increase the risk and change the nature of your investment.

Our board of directors has established our operating and investment policies. Although our board of directors has no current intention to do so, these policies may be amended or revised at any time at the discretion of our board without a vote of our stockholders. A change in these policies may increase the risk and change the nature of your investment.

Our operations are highly leveraged, without limit as to the amount of debt we can incur and any debt incurred will increase our exposure to losses.

We have leveraged our assets primarily with reverse repurchase arrangements and loans under our warehouse line of credit and expect to further leverage our assets through securitizations. The terms of these borrowings may provide for a fixed or adjustable rate of interest, and may provide for any term to maturity that we deem appropriate. Leverage can reduce the net income available for distributions to stockholders. If the interest income on the assets we purchase with borrowed funds fails to cover the cost of the borrowings and any related hedges, we will experience net interest losses and may experience net losses and erosion or elimination of your equity.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

In order to qualify as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or otherwise comply with applicable relief provisions in order to avoid losing our REIT status and suffering adverse tax consequences.

Complying with REIT requirements may limit our ability to hedge effectively.

The existing REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our mortgage loan assets. Under these provisions, our annual income from qualified hedges, together with any other income not generated from qualified REIT real estate assets, is limited to less than 25% of our gross income. In addition, we must limit our aggregate income from hedging and services from all sources, other than from qualified REIT real estate assets or qualified hedges, to less than 5% of our annual gross income. As a result, we might in the future have to limit our use of advantageous hedging techniques. This could leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear. If we were to violate the 25% or 5% limitations, we might have to pay a penalty tax equal to the amount of our income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the 25% or 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

We may not be able to achieve our leverage goals, which could cause us to experience losses or reduced profits.

Our ability to achieve our investment objectives depends to a significant extent on our ability to borrow money in sufficient amounts and at rates lower than the interest rates earned on our mortgage loans and mortgage-backed securities. We may not be able to achieve the degree of leverage we believe to be optimal due to decreases in the number of our mortgage assets we can borrow against, decreases in the market value of our mortgage assets, changes in the availability of financing in the market, conditions then applicable in the lending market and other factors. This may cause us to experience losses or reduced profits.

Specifically, after March 31, 2005, we will not have a warehouse line or other credit facility that may be used to purchase commercial mortgage bridge loans. We intend to utilize the approximate $19.4 million in proceeds from the issuance of our trust preferred securities to purchase commercial mortgage bridge loans. However, until such time as we are able to secure another facility to acquire these loans, our ability to use leverage to purchase commercial mortgage bridge loans will be limited, which could adversely affect our earnings and reduce the cash available for distributions to our stockholders. In addition, we cannot assure you that we will be able to obtain such a facility on favorable terms or at all.

Risks Related to Mortgage Assets and Our Acquisition Activities

Interest rate fluctuations will affect the value of our mortgage assets, our net income and the market value of our net assets.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our income and the value of our common stock in many ways and present a variety of risks, including the risk that our borrowing rates exceed our asset yields.

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. We anticipate that, in most cases, the income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a potential mismatch between asset yields and borrowing rates. Consequently, increases in the cost of our borrowings will tend to decrease our net income and market value of our net assets. Interest rate fluctuations resulting in our interest expense exceeding interest income on our assets would result in our incurring operating losses.

Variances in the yield curve may adversely affect our net income and the market value of our net assets.

The relationship between short-term and long-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than long-term interest rates. If short-term interest rates rise disproportionately relative to long-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our borrowings bear interest at short-term rates and our assets bear interest at medium-term to long-term rates, a flattening of the yield curve will tend to decrease our net income and market value of our net assets. Additionally, to the extent cash flows from long-term assets that return scheduled and unscheduled principal are reinvested, the spread between the yields of the new assets and available borrowing rates may decline and also may tend to decrease the net income and market value of our net assets. It is also possible that short-term interest rates may adjust relative to long-term interest rates such that the level of short-term rates exceeds the level of long-term rates (a yield curve inversion). In this case, our borrowing costs may exceed our interest income and we could incur operating losses.

Actual and implied interest rate volatility affects the value of our mortgage assets and the value of the instruments we use to hedge our funding costs.

Actual and implied interest rate volatility can be created by many factors beyond our control. Interest rate volatility adversely affects the value of our mortgage assets and the value of the instruments we use to hedge our funding costs.

Prepayment rates on our mortgage assets could increase, thus adversely affecting our yields.

The value of our mortgage assets may be affected by prepayment rates. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on mortgage assets generally increase. If general interest rates decline as well, the prepayment proceeds received during these periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of the mortgage assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Conversely, in periods of rising interest rates, prepayments on mortgage assets generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of acquisition of certain investments.

In addition, prepayments of loans receivable may affect our “spread” on any pools of mortgage loans that we securitize. Prepayments of mortgage loans that have higher interest rates negatively impact the value of our retained interests to a greater extent than prepayments of loans that have lower interest rates. Prepayments in excess of our assumptions will cause a decline in the value of our retained interests primarily relating to the excess funds expected from our securitization transactions.

We might experience reduced net interest income or a loss from holding fixed rate investments during periods of rising interest rates.

We may fund our acquisition of fixed rate mortgage assets with short-term floating rate debt instruments. During periods of rising interest rates, our costs associated with borrowings used to fund the acquisition of fixed rate mortgage assets are subject to increases while the income we earn from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the fixed rate mortgage assets that we purchase and our borrowings used to purchase them, which would reduce our net interest income and could cause us to suffer a loss.

We may be subject to the risks associated with inadequate or untimely services from loan-servicers, which may adversely affect our results of operations.

We do not service our residential loans or our securitized residential loans. This allows us to increase the volume of the assets we purchase without incurring the expenses associated with servicing operations. However, as with any external service provider, we are subject to the risks associated with inadequate or untimely services. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in our delinquency rate that results from improper servicing or mortgage loan performance in general could adversely affect our ability to securitize our mortgage loans in the future.

Our investment strategy contemplates acquiring commercial mortgage assets which generally involve a greater risk of loss than residential mortgage assets.

Commercial mortgage assets are considered to involve a higher degree of risk than residential mortgage assets because of a variety of factors, including generally larger loan balances, dependency for repayment on successful operation of the mortgaged property and non-owner tenant operators operating on the property, and loan terms that include balloon payments at stated maturity rather than periodic principal payments.

We have risk of loss on our mortgage assets.

The value of our residential and commercial mortgage assets may be affected adversely by a number of factors, including, but not limited to:

•	national, regional and local economic conditions;

•	changes or continued weakness in specific industry segments;

•	declining real estate property values;

•	geographic concentration of our mortgage loans and natural hazard risks affecting those regions;

•	with respect to commercial property, perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property;

•	with respect to commercial property, the willingness and ability of the property’s owner to provide capable management and adequate maintenance;

•	construction quality, age and design;

•	demographic factors;

•	retroactive changes to building or similar codes; and

•	increases in operating expenses (such as energy costs).

Our investment strategy includes investing in commercial mortgage bridge loans that are not secured by income producing real properties, which involves greater risks of loss.

We have acquired entire commercial mortgage bridge loans and those in which we share ownership with other interest holders, secured by property which is not income-producing. The loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property. This increased risk is due to of a variety of factors, including difficulties in finding suitable long-term financing and loan terms that often require little or no amortization.

An additional type of leverage contemplated by our investment strategy, reverse repurchase agreements, involve the risk that the market value of the assets that we are required to repurchase may decline below the repurchase price of the assets we have sold.

We currently use reverse repurchase agreements as our primary source of financing. Reverse repurchase agreements involve sales by us of portfolio assets, concurrently with an agreement by us to repurchase these assets at a later date at a fixed price. During the reverse repurchase agreement period, we continue to receive principal and interest payments on these assets. At the maturity of the repurchase agreement, we are required to repay the loan and correspondingly receive back our collateral. These types of transactions involve the risk that the market value of the assets we sold but are obligated to repurchase will decrease below the amount of our repurchase obligation under the agreement. Reductions in the market value of the portfolio assets sold pursuant to a reverse repurchase agreement below the amount of our repurchase obligation may require us to sell additional assets or borrow additional funds to meet our repurchase obligations. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur. As a result, these transactions could adversely affect our results of operations and cash available for distribution to our stockholders.

We are subject to certain risks as the result of our commercial mortgage bridge loans that we own jointly with other interest holders.

At December 31, 2004, our portfolio contained commercial mortgage bridge loans that we own jointly with other interest holders. A commercial mortgage bridge loan that we own jointly with other interest holders entitles us, as a holder of an interest to participate in the economic benefits and losses of the loan in proportion to the interest we hold. With respect to these loans all holders of interests share joint title to the loan. Therefore, we are joint owners of certain commercial mortgage bridge loans with third parties. Under certain circumstances, such joint ownership of a commercial mortgage bridge loan may involve risks not otherwise present with other methods of owning commercial mortgage bridge loans. Examples of these risks include the following:

•	entities with whom we own the loans may become insolvent or bankrupt;

•	entities with whom we own the loans may have economic or other business interests or objectives that are inconsistent with our business interests or objectives, including inconsistent objectives relating to the foreclosure of property underlying a particular commercial mortgage bridge loan or the timing of the termination and liquidation of the joint business arrangement;

•	we may incur liabilities (including unexpected liabilities) as the result of actions taken by entities with whom we own the loans; or

•	entities with whom we own the loans may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

If we have a right of first refusal or buy/sell right to buy out another owner’s interest in a commercial mortgage bridge loan, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash available, borrowing capacity or other capital resources to allow us to elect to purchase the interest of these co-owners subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in commercial mortgage bridge loans that we own jointly with other interest holders if we desire to exit for any reason or if our interest is likewise subject to a right of first refusal of the co-owners of the loan, our ability to sell such interest may be adversely impacted by such right.

We use hedging strategies that involve risk and that may not be successful in insulating us from exposure to changing interest and prepayment rates.

From time to time, we enter into hedging transactions primarily to protect ourselves from the effect of interest rate fluctuations on our floating rate borrowings and also to protect our portfolio of mortgage assets from interest rate fluctuations. Because the decision to engage in particular hedging activities depends upon market conditions, we cannot quantify the extent to which any particular hedging activity will be utilized in the future. These hedging activities include, among other derivative securities, short sales, purchases of treasury options, mortgage-backed securities and futures, interest rate swaps, swaptions, caps and floors and other transactions involving derivative securities. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates.

Our directors are responsible for reviewing the extent and effect of our hedging activities. The amount of income we may earn from our hedging instruments is subject to limitations under the REIT provisions of the Internal Revenue Code. These limitations may result in management electing to have us bear a level of interest rate risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing such risk is advisable to maintain our status as a REIT.

Interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, which could harm our results of operations.

During periods of rising and volatile interest rates, there is a higher demand for hedging transactions as parties seek to mitigate the risks associated with the interest rate environment. A greater demand for hedging transactions makes entering into those transactions more expensive, even though the potential benefits of hedging remain relatively constant. To the extent more parties seek to hedge interest rate risk, we may incur greater expense to enter into such transactions, which could adversely affect our results of operations.

Competition might prevent us from acquiring new mortgage assets at favorable yields, which would harm our results of operations.

Our net income depends on our ability to acquire new mortgage assets at favorable spreads over our borrowing costs. In acquiring mortgage assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mortgage companies, mutual funds and other lenders and entities that purchase mortgage assets, many of which have greater financial resources than we do. As a result, we may not be able to acquire sufficient mortgage assets at favorable spreads over our borrowing costs, which would harm our results of operations.

We may not be successful in identifying suitable new acquisitions that meet our criteria, which may impede our growth and negatively affect our results of operations.

Our ability to expand through acquisitions of loan portfolios is integral to our business strategy and requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable assets that meet our acquisition criteria or in consummating acquisitions on suitable terms. Failure to identify or consummate new acquisitions will reduce the number of acquisitions we complete and slow our growth, which could in turn adversely affect our stock price.

Our mortgage assets may be concentrated in specific geographic regions and any adverse market or economic conditions in those regions may have a disproportionately adverse effect on the ability of our customers to make their loan payments.

Our mortgage assets in our portfolio are and may continue to be concentrated in specific geographic regions. Adverse market or economic conditions in a particular region may disproportionately increase the risk that borrowers in that region are unable to make their mortgage payments. In addition, the market value of the real estate securing those mortgage loans could be adversely affected by adverse market and economic conditions in that region. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in that geographic region could adversely affect both our net interest income from assets in our portfolio as well as our ability to sell and securitize loans, which would significantly harm our revenues and results of operations.

We may be required to repurchase mortgage loans that we have sold or to indemnify holders of our mortgage-backed securities.

If any of the mortgage loans that we securitize do not comply with the representations and warranties that we make about the characteristics of the loans, the borrowers and the properties securing the loans, we may be required to repurchase those loans that we have securitized, or replace them with substitute loans or cash. If this occurs, we may have to bear any associated losses directly. In addition, we may be required to indemnify the purchasers of such loans for losses or expenses incurred as a result of a breach of a representation or warranty made by us. Repurchased loans typically require an allocation of working capital to carry on our books, and our ability to borrow against such assets is limited, which could limit the amount by which we can leverage our equity. Any significant repurchases or indemnification payments could significantly harm our cash flow and results of operations.

New legislation may restrict our ability to acquire and sell mortgage loans, negatively impeding our revenues.

In recent years, federal and several state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate certain lending practices, often referred to as “predatory” lending practices, that are considered to be abusive. Many of these laws, rules and regulations restrict commonly accepted lending activities and impose additional costly and burdensome compliance requirements. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate, or APR, meets or exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction regardless of how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on the purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation. Accordingly, as a purchaser of mortgage loans, in certain states we may be subject to liability for any loans that do not comply with these laws, rules and regulations. In addition, the third parties that purchase or provide financing for our loans will not want and will not be contractually required, to purchase or finance loans that do not comply with these laws, rules and regulations.

The difficulty of managing the compliance risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for the purchase of our loans. These laws, rules and regulations will increase our cost of doing business as we will be required to develop systems and procedures to ensure that we do not violate any aspect of these requirements.

Our goal is to avoid purchasing loans that meet or exceed the APR or “points and fees” threshold of these laws, rules and regulations. If we elect to relax our self-imposed restrictions on purchasing loans, subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. Any of the foregoing could significantly harm our business, cash flow, financial condition, liquidity and results of operations.

One-action rules may harm the value of the security interest.

Several states have laws that prohibit more than one action to enforce a mortgage obligation, and some courts have construed the term “action” broadly. In such jurisdictions, if the judicial action is not conducted according to law, there may be no other recourse in enforcing a mortgage obligation, thereby decreasing the value of the security interest.

Tax Risks.

If we fail to remain qualified as a REIT, our distributions will not be deductible by us, and our income will be subject to taxation, reducing our earnings available for distribution.

We intend to remain qualified as a REIT under the Internal Revenue Code, which will afford us significant tax advantages. The requirements for this qualification, however, are highly technical and complex and even a technical or inadvertent mistake could jeopardize our REIT status. If we fail to meet these requirements and lose our REIT qualification, our distributions will not be deductible by us and we will have to pay a corporate level tax on our income. This would substantially reduce our earnings, our cash available to pay distributions and your yield on your investment in our common stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would not qualify as a REIT for the year in which we lost or revoked our REIT election and we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which our REIT status was lost.

We may be unable to comply with the strict income distribution requirements applicable to REITs or compliance with such requirements could adversely affect our financial condition.

To obtain the favorable treatment associated with qualifying as a REIT, we must distribute to our stockholders with respect to each year at least 90% of our REIT taxable income. In addition, we are subject to a tax on the undistributed portion of our income at regular corporate rates and also may be subject to a non-deductible 4% excise tax on this undistributed income. We could be required to either sell assets or borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if conditions are not favorable for borrowing, which could adversely affect our financial condition.

Our ability to satisfy the income and asset tests applicable to REITs depends on the nature of our assets, the sources of our income, and factual determinations, including the value of the real property underlying our loans.

As a REIT, 75% of our assets must consist of specified real estate related assets and other specified types of investments, and 75% of our gross income must be earned from real estate related sources and other specified types of income. If the value of the real estate securing each of our loans, determined at the date of acquisition of the loans, is less than the highest outstanding balance of the loan for a particular taxable year, then a portion of that loan will not be a qualifying real estate asset and a portion of the interest income will not be qualifying real estate income. Accordingly, in order to determine the extent to which our loans constitute qualifying assets for purposes of the REIT asset tests and the extent to which the interest earned on our loan constitutes qualifying income for purposes of the REIT income tests, we need to determine the value of the underlying real estate collateral at the time we acquire each loan. Although we seek to be prudent in making these determinations, there can be no assurance that the IRS might not disagree with our determinations and assert that a lower value is applicable, which could negatively impact our ability to qualify as a REIT. These considerations also might restrict the types of loans that we can make in the future. In addition, the need to comply with those requirements may cause us to acquire other assets that qualify as real estate that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial for us.

Even if we qualify as a REIT, the income earned by a taxable REIT subsidiary will be subject to federal income tax.

We formed a taxable REIT subsidiary on November 14, 2003 and may in the future own one or more additional taxable REIT subsidiaries. We expect that these entities will earn income that might otherwise jeopardize our status as a REIT. A taxable REIT subsidiary is taxed as a regular C corporation, and the income from the activities described above, and other income earned by our taxable REIT subsidiaries will therefore be subject to a corporate level tax, notwithstanding that we qualify as a REIT.

The REIT qualification rules impose limitations on the types of investments and activities that we may undertake which may preclude us from pursuing the most economically beneficial investment alternatives.

In order to qualify as a REIT, we must satisfy certain income and asset tests, which require that a specified percentage of our income and assets be comprised of certain types of income and assets. Satisfying these requirements might limit our ability to undertake investments and activities that would otherwise be beneficial to us. For example, hedging instruments are not qualifying assets for purposes of the REIT asset tests, and income from hedging instruments is not qualifying income for purposes of the 75% income test. Moreover, only income from hedging instruments that reduce the interest rate risk with respect to debt incurred by us to acquire or carry real estate assets is qualifying income for purposes of the 95% income test. Therefore, in order to maintain our qualification as a REIT, we may choose not to engage in certain hedging transactions, even though such transactions might otherwise be beneficial for us.

The “taxable mortgage pool” rules limit the manner in which we effect securitizations.

There is a significant likelihood that our securitizations would be considered to result in the creation of taxable mortgage pools. As a REIT, so long as we own 100% of the equity interests in the taxable mortgage pool, we are not adversely affected by the characterization of our securitizations as taxable mortgage pools (assuming that we do not have any stockholders who might cause a corporate income tax to be imposed upon us by reason of our owning a taxable mortgage pool). We are precluded, however, from selling to outside investors equity interests in our securitizations or from selling any debt securities issued in connection with the securitization that might be considered to be equity interests for tax purposes. These limitations preclude us from using certain techniques to maximize our returns from securitization transactions.

Recent change in taxation of corporate distributions may adversely affect the value of our shares.

The Jobs and Growth Tax Relief Reconciliation Act of 2003 that was signed into law on May 28, 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on distributions received from a regular C corporation. This reduced tax rate, however, will not apply to distributions made to individuals by a REIT on its stock, except for certain limited amounts. While the earnings of a REIT that are distributed to its stockholders will still generally be subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause individual investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation. This may be the case because the distributions from regular C corporations would generally be taxed at a lower rate while distributions from REITs will generally be taxed at the same rate as the individual’s other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on our common stock in particular, either in terms of price or relative to other investments.

ITEM 2.	PROPERTIES

Our principal offices are located at 10245 Centurion Parkway North, Suite 305, Jacksonville, Florida 32256 where we lease approximately 7,500 square feet of space. This lease runs from March 2004 to June 2009, and has a current monthly rent of approximately $11,000 which increases 3% annually.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2004, there were no pending material legal proceedings to which we were party or of which any of our properties were subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Prior to our initial public offering, our stock was not listed or quoted on any national exchange or market system. Commencing on March 18, 2004, our stock began trading on the New York Stock Exchange (NYSE) under the symbol “SFO.” The table below reflects the intra-day high and low sale prices of our common stock for each quarterly period.

	Stock Price
2004	High	Low	Dividend Declared
Fourth quarter	$10.84	$10.00	$.05
Third quarter	10.67	9.34	.015
Second quarter	12.68	9.89	—
First quarter (from March 18, 2004)	12.85	12.65	—

At March 22, 2005, we had 10,450,000 shares of common stock outstanding with 10 holders of record and approximately 1,900 beneficial owners holding our shares in “street” name.

In order to qualify as a REIT, we have to pay out substantially all of our taxable income to our stockholders. All of our dividends are at the discretion of our board of directors and will depend on our earnings, financial condition, and maintaining our status as a REIT.

Equity Compensation Plan

Prior to our IPO, our 2003 Share Incentive Plan was adopted by the founding stockholders and allows for the granting of stock options or restricted stock to employees, directors, advisory board members, and consultants. This plan is administered by the compensation committee of our board of directors and utilized to encourage high levels of performance by individuals who are key to our success and to enable us to attract, motivate and retain talented and experienced individuals essential to our success. The following table sets forth certain information regarding our 2003 Share Incentive Plan as of December 31, 2004:

	(a)	(b)	(c)
	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities included in column (a))
Equity compensation plans approved by security holders	262,000	$13.00	758,000
Equity compensation plans not approved by security holders	—	—	—
Total	262,000	$13.00	758,000

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements for the years ended December 31, 2004 and December 31, 2003. The operations highlights for the prior period are from the date of our formation through December 31, 2003 which included operating expenses during the formation period. The operations highlights for the period ended December 31, 2004 include formation expenses through the closing of our initial public offering on March 22, 2004, and operations for the remainder of the year. You should read this selected financial data together with the more detailed information contained in the Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K (dollars in thousands, except per share data).

	Year ended December 31, 2004	Period beginning October 6, 2003 and ending December 31, 2003
Operations Highlights
Net interest income	$8,391	$—
Securities gains	734	—
Loss on sale of loans	(48)	—
Provision for loan losses	1,333	—
Expenses	7,100	22
Net Income	644	(22)
Earnings per share—basic	0.08	(.05)
Earnings per share—diluted	0.07	(.05)
Dividends declared—per share	0.065	—

	As of December 31, 2004	As of December 31, 2003
Balance Sheet Highlights
Residential mortgage assets	$817,866	$—
Commercial mortgage assets	44,522	—
Total assets	893,492	315
Stockholders’ equity	119,258	26
Book value per share	11.41	NM

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

Executive Overview

We are a self-managed REIT that was formed as a Maryland corporation in October 2003 to acquire an initial portfolio of residential mortgage loans and commercial mortgage bridge loans in the United States, and we had limited operations until the second quarter of 2004. We now focus on owning, managing and financing a portfolio of mortgage assets that primarily consists of agency mortgage-backed and “AAA” rated securities and residential mortgage and commercial mortgage bridge loans. Our principal business objective is to maintain a portfolio of residential and commercial mortgage assets such that the interest income on our assets exceeds our costs to hedge and finance these assets. At December 31, 2004, our assets consisted of the assets set forth below in the following approximate amounts:

$203.7 million in residential mortgage loans of which $201.4 million are on balance sheet in securitized form;

$96.5 million in “AAA” rated mortgage-backed securities;

$517.7 million in agency mortgage-backed securities, issued by agencies such as FNMA and FHLMC; and

$44.5 million in outstanding principal amount of commercial mortgage bridge loans (including commercial mortgage bridge loans that we own jointly with other interest holders).

Subject to the limitations imposed by our capital and leverage policy discussed above, we expect to finance the purchase of additional mortgage assets with borrowings under reverse repurchase agreements and our warehouse line of credit as well as through future securitizations.

Our fiscal year end is December 31. We intend to elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2004, thereby generally avoiding federal income taxes on our taxable income that we distribute currently to our stockholders.

The results of our operations are affected by various factors, some of which are beyond our control. Our results of operations primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds. Prepayment speeds and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our mortgage-backed securities portfolio increase, related purchase premium amortization increases, which reduces our net yield on these assets. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our judgments, estimates and assumptions on an on-going basis. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.

The financial statements reflect all adjustments we consider necessary, and all of these adjustments are of a normal and recurring nature.

Our loan portfolio consists of residential loans and commercial mortgage bridge loans. Due to our brief operating history, we do not have historical data related to losses inherent in our portfolio. In establishing our loan loss provision and allowance policy, we utilized publicly available information regarding losses realized on similar types of assets. This resulted in our establishing initial provision rates of 10 basis points for our residential mortgage loans and 25 basis points for our commercial mortgage bridge loans. In addition to this general reserve for losses, commercial mortgages are evaluated individually for impairment. Any loan past due in excess of 60 days is evaluated, but other loans may be included in this analysis based on specific facts and circumstances. All impaired loans are evaluated in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” SFAS No. 114 requires that impaired loans are evaluated based on a discounted cash flow analysis, or, if the loan is considered collateral dependent, on the fair value of the collateral less than the investment in the impaired loan. A specific allowance is established as a component of the allowance for loan losses. The ultimate net realizable value of the collateral securing our mortgage loans may impact any actual losses incurred.

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

For additional information on accounting policies see “Notes to Consolidated Financial Statements.”

Financial Condition

During the first quarter of 2004, we completed our IPO. We completed the offering of 10 million shares priced at $13.00 per share on March 22, 2004 and the proceeds (net of underwriting fees, attorney’s fees, accounting fees, and printing cost) were subsequently received. After deducting additional offering related costs, the net increase to stockholders’ equity was $118.7 million.

Total assets were $893.5 million at December 31, 2004, which included earning assets of $862.4 million. The earning assets break down into $817.9 million, or 95%, related to residential mortgages and $44.5 million, or 5%, related to commercial mortgage bridge loans.

The residential assets are comprised of $614.2 million of available-for-sale securities, $201.4 million of purchased loans that were subsequently securitized, and $2.3 million of whole loans.

We established our investment portfolio through the purchase of agency and “AAA” rated mortgage-backed securities. The characteristics of the mortgage-backed securities are outlined in the following tables.

(in thousands)	Agency Securities	Non Agency Securities	Total
Par value	510,347	96,013	606,360
Unamortized premium	8,778	788	9,566
Unamortized discount	(689)	(21)	(710)

Amortized cost	518,436	96,780	615,216
Gross unrealized gains	709	14	723
Gross unrealized losses	(1,456)	(329)	(1,785)

Estimated fair value	517,689	96,465	614,154

Interest Reset Profile	Fair Value (in thousands)
Floating	70,040
Initial 5 year fixed period	544,114

Total	614,154

All of the securities were purchased during 2004. We have reviewed the unrealized losses on the securities, and, in our opinion, none of these losses are other than temporary.

As of December 31, 2004, our residential loan portfolio (including securitized loans) totaled $817.9 million—$1.0 million in fixed rate loans and $816.9 million in floating rate loans. The total net premium on residential loans was $3.2 million.

At December 31, 2004, the floating rate loan portfolio was comprised of loans with initial fixed rate interest periods of 3 years – 5%, 5 years – 36%, and 7 years (and other) – 59%.

In addition to the residential loans, we had a portfolio of commercial mortgage bridge loans. These loans are all carried at par, net of any deferred fees. The following table outlines their relevant characteristics as of December 31, 2004. The loan amounts are before deducting any deferred fees related to the loans.

Type of Property (in millions)	Loan Amount	Interest Rate	Location	Participation
Retail Mall (1)	$14.7	11%	FL	No
Resort Development	10.0	10%	NC	Yes
Mansion / Conference Center	8.1	11%	FL	No
Cemetery / Funeral Home	5.7	10%	HI	Yes
Multi-Sport Facility (1)	4.7	12%	NJ	No
Apartments	1.5	11%	IL	No

Total	$44.7

(1)	As of December 31, 2004, these loans were pledged to secure our commercial-related borrowings under our warehouse line of credit.

As of December 31, 2004, three of the loans in our commercial loan portfolio were on nonaccrual status and had an aggregate balance of $18.5 million (41% of the total by principal balance). We have evaluated these loans for impairment under SFAS 114 “Accounting by Creditors for Impairment of a Loan—an amendment to FASB Statements No. 5 and 15.” Based on our analysis, we recorded an impairment provision of $1.1 million as discussed below.

Our loan portfolio consists of residential loans and commercial mortgage bridge loans. Due to our brief operating history, we do not have historical data related to losses inherent in our portfolios. In establishing our loan loss provision and allowance policy, we utilized publicly available information regarding losses realized on similar types of assets. This resulted in our establishing initial provision rates of 10 basis points for our residential mortgage loans and 25 basis points for our commercial mortgages bridge loans. This general provision rate resulted in recording a provision of $233,000 for the year ended December 31, 2004. In addition to this general reserve for losses, commercial mortgages are evaluated individually for impairment. Any loan past due in excess of 60 days is evaluated, but other loans may be included in this analysis based on specific facts and circumstances. Our impairment analysis of three commercial loans totaling $18.5 million resulted in an impairment reserve of $1.1 million.

The Mansion/Conference Center loan is in default as the borrower had missed its quarterly interest payment. We began foreclosure proceedings in the fourth quarter of 2004, but we encountered issues regarding title to the property and discovered that we were not in a first priority lien position which has impeded our ability to foreclose on this property. At December 31, 2004, we concluded the loan was impaired and based on a discounted cash flow analysis the expected cash flows were not sufficient to support the book balance of the loan. Accordingly, an impairment reserve of $1.1 million was recorded. However, subsequent to year end, we have received a payment of $5.9 million (of the $8.1 million of outstanding principal balance) from the title company under the title insurance policy, and have recorded a charge-off of $1.1 million against the impairment reserve. The title insurance company has agreed to pay an additional $1.5 million under the title insurance policy prior to the end of 2005.

The Cemetery / Funeral Home loan is in default, having failed to pay principal and interest when due. Our participation represents approximately 18% of the total loan. One of the participants (who holds $14.0 million of the outstanding principal balance, or 44%) has a senior priority to us in the cash flows. We are on a pari passu basis with the other participant, who is the lead lender and servicer of the loan. Foreclosure proceedings have begun on this loan. At December 31, 2004, we concluded the loan was impaired and based on the estimated net realizable value of the collateral securing the loan determined that no impairment reserve was required.

The Multi-Sport Facility loan was not in default as of December 31, 2004, but this loan has experienced cash flow shortfalls due to lower than expected lease income. This cash flow shortfall indicated that we would not be paid timely according to the terms of the loan documents. At December 31, 2004, we concluded the loan was impaired and based on the estimated net realizable value of the collateral securing the loan determined that no impairment reserve was required.

Our overall allowance for loan losses (general and specific) is evaluated on a quarterly basis to insure that, in management’s opinion, it is adequate for losses in the portfolio.

The following table shows the activity in our allowance for loan losses.

	2004	2003
Beginning allowance	$—	$—
Provision for loan losses	1,333	—
Net Charge-offs	—	—

Ending allowance	$1,333	$—

As of December 31, 2004, three of the loans in our residential loan portfolio were past due 30 days and had an aggregate balance of $1.6 million (0.80% of the total by principal balance) and one loan in our residential portfolio was delinquent in excess of 90 days and had a balance of approximately $159,000 (0.08% of the total by principal balance).

At December 31, 2004, we had $25.7 million in cash and cash equivalents. These balances were maintained in available balances to meet the liquidity requirements under our borrowing arrangements and to meet our operating requirements.

The proceeds of our IPO and borrowings under our mortgage warehouse line of credit were used to finance our initial portfolio of residential loans until they were securitized. The maximum amount outstanding at any time during the year under our mortgage warehouse line was $186 million. As of December 31, 2004, we had $9.7 million outstanding under our mortgage warehouse line, all of which was secured by pledged commercial mortgage loans. As of December 31, 2004, our mortgage warehouse line has a borrowing capacity of $250.0 million including, a commercial sub-limit of $18.75 million with an advance rate of 50% of the commercial mortgage loan balance.

We use reverse repurchase agreements to finance securities and securitized loans. We have arrangements to enter into reverse repurchase agreements with 12 financial institutions with a total borrowing capacity of $2.0 billion. As of December 31, 2004, we had reverse repurchase borrowings with 8 of these institutions totaling $761.2 million with a weighted average rate of 2.40% and a weighted average remaining maturity of 104 days.

At December 31, 2004, reverse repurchase agreements of $319.1 million were scheduled to mature within 30 days. These borrowings were refinanced at their maturity with existing counterparties.

Our borrowings generally have a shorter maturity than our assets, which creates an interest rate mismatch. We use derivative instruments to extend the interest rate characteristics of our borrowings. As of December 31, 2004, we had 23 fixed-pay interest rate swaps with a notional balance of $593.6 million outstanding. These swaps are accounted for as cash flow hedges of our forecasted borrowings.

The fair market value of the swaps is recorded on our balance sheet as a hedging asset or liability. Sixteen of the swaps are in a gain position of approximately $2.7 million and are shown as an asset, and seven of the swaps are in a loss position of approximately $944,000 and are shown as a liability.

The maturity characteristics and average rate by maturity characteristic are shown in the following table.

(in thousands)	Notional	Avg. Fixed Rate
Maturing in less than one year	$—	—%
Maturing between one and two years	362,700	2.79
Maturing between two and three years	61,060	3.50
Maturing between three and five years	169,800	4.00
Maturing in over five years	—	—

Total	$593,560	3.21%

Results of Operations

Our net income during 2004 was $644,000 and $583,000 for the fourth quarter. The net income for the year and quarter being approximately the same shows our progress during the year since our IPO. Our quarterly income trend showed a loss for the first quarter of $1.5 million, followed by profits of $171,000 in the second quarter, $1.4 million in the third quarter, and net income of $583,000 in the fourth quarter. The first quarter loss was attributable to operating expenses for the entire first quarter (operations began in October 2003) while our initial loans were not acquired until March 30, 2004.

Net interest income for the year totaled $8.4 million, consisting of $18.2 million of interest income offset by $9.8 million of interest expense. Since this was our start up year and we did not have operations for the full year, we have presented our average earning assets / yield and the average borrowings / cost for the quarters instead of presenting it for the full year.

Fourth Quarter	Avg. Balance	Income/Expense	Yield/Cost
Residential assets	$754,493	$8,066	4.25%
Commercial assets	52,839	1,026	7.72
Other investments	7,733	50	2.59

Total interest earning assets	815,065	9,142	4.46

Other assets	10,403

Total assets	$825,468

Warehouse borrowing	$9,995	116	4.62
Repurchase agreements	691,943	3,691	2.12

Total borrowings	701,937	3,807	2.16

Derivative expense	—	1,381.78
Warehouse fee	—	160.09

Total interest bearing liabilities	701,937	5,347	3.03

Other liabilities	3,716
Equity	119,814

Total liabilities and equity	$825,468

Net interest spread		$3,795	1.43

Net interest margin			1.85

Third Quarter	Avg. Balance	Income/Expense	Yield/Cost
Residential assets	$476,388	$4,842	4.04%
Commercial assets	42,003	1,081	10.24
Other investments	16,994	66	1.53

Total interest earning assets	535,385	5,989	4.45

Other assets	9,440

Total assets	$544,825

Warehouse borrowing	$341	4	4.67
Repurchase agreements	422,445	1,676	1.58

Total Borrowing	422,786	1,680	1.58
Derivative expense		1,280	1.20
Warehouse fee		158	0.15

Total interest bearing liabilities	422,786	3,118	2.93

Other liabilities	2,301
Equity	119,738

Total liabilities and equity	$544,825

Net interest spread		$2,871	1.52

Net interest margin			2.13

Second Quarter	Avg. Balance	Income/Expense	Yield/Cost
Residential assets	$223,720	$2,108	3.79%
Commercial assets	33,671	928	11.09
Other investments	9,921	22	0.91

Total interest earning assets	267,312	3,058	4.60

Other assets	15,822

Total assets	$283,134

Warehouse borrowing	$122,658	699	2.29
Repurchase agreements	40,722	122	1.20

Total Borrowings	163,380	821	2.02
Derivative expense		365	0.90
Warehouse fee		159	0.39

Total interest bearing liabilities	163,380	1,345	3.31

Other liabilities	811
Equity	118,943

Total liabilities and equity	$283,134

Net interest spread		$1,713	1.29

Net interest margin			2.58

The impact of interest rate swaps is included in interest expense since the swaps are associated with our short-term borrowing program. Nonaccruing loans are included in earnings assets. No adjustment has been made for these loans in the calculation of yields.

Our review of our residential mortgage related assets and secured commercial bridge loans resulted in a provision for loan losses totaling $1.3 million for the year. Based on the asset quality, the initial provision rates have been set at an annual rate of 10 basis points on residential loans and 25 basis points on the commercial mortgage bridge loans. In addition to this general provision, impaired loans are evaluated individually and any additional allowance created through a special provision. A special provision of $1.1 million was recorded in 2004. This overall provision rate and the related allowance are evaluated on a quarterly basis to insure that, in management’s opinion, the allowance is adequate for losses in the portfolio. A provision for loan losses is not recorded for mortgage-backed securities. Securities are carried at market value with any other than temporary decline in value being recorded as a direct write-down of the asset.

Operating expenses for the quarter and fiscal year ended December 31, 2004 totaled $2.2 million and $7.1 million, respectively. The components of expenses for the current year are shown in the following table:

Category	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Salaries & benefits	$902	$543	$660	$759	$2,864
Professional fees	224	315	349	263	1,151
Facilities & equipment	23	307	399	385	1,114
Insurance	65	204	192	190	651
Credit expense	—	—	—	121	121
Other	326	124	156	228	834
Termination costs	—	—	—	365	365

Total	$1,540	$1,493	$1,756	$2,239	$7,100

The fourth quarter’s operating expenses include workout expenses related to nonaccrual commercial assets of $121,000. These expenses are related to our pursuit of repayment on these loans. These expenses may or may not recur in future periods as we cannot predict at this time the actions that will be required to protect our interest in these properties. In addition, the termination costs are entirely related to employee termination costs incurred in the fourth quarter. These costs have been accrued in 2004 and are expected to be substantially paid out in 2005. The other expenses are of a normal and recurring nature.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations on a timely and cost-effective basis. On December 31, 2004, we had liquidity of $36.4 million, consisting of eligible ARM assets and cash and cash equivalents. We believe that our liquidity level as of December 31, 2004 fully meets our current operating requirements.

Our primary sources of funds for the year consisted of our IPO, reverse repurchase agreements, a whole loan financing facility, and principal and interest payments. In the future, we expect to utilize these sources as well as the issuance of debt or equity securities to meet our liquidity needs.

On March 22, 2004, we completed a public offering of 10 million shares of common stock and received net proceeds of $118.7 million.

Our mortgage warehouse line of credit has a committed borrowing capacity of $250 million including a commercial sub-limit of $18.75 million and matures in March 2005. We renewed this facility in March 2005 and terminated the commercial sub-limit in connection with the renewal. The interest rate on our mortgage warehouse line is indexed to one-month LIBOR and is subject to daily adjustment. As of December 31, 2004, we had $9.7 million outstanding under our mortgage warehouse line secured by commercial mortgage loans.

Our mortgage warehouse facility contains both financial and non-financial covenants. Significant covenants include limitations on our ability to incur indebtedness beyond specified levels, certain financial covenants and restrictions on our ability to create liens on our assets. As of December 31, 2004, we were in compliance with all financial and non-financial covenants contained in our mortgage warehouse facility.

We have arrangements to enter into reverse repurchase agreements with 12 financial institutions with a total borrowing capacity of $2.0 billion. As of December 31, 2004, we had outstanding reverse repurchase borrowings with eight of these institutions totaling $761.2 million with a weighted average rate of 2.40% and a weighted average remaining maturity of 104 days. Because we borrow money under these agreements based on the fair value of our assets, and because changes in interest rates can negatively impact the valuation of our assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our assets declines for other reasons. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. At December 31, 2004, the fair value of our mortgage-backed securities was $614.2 million less than their amortized cost basis and gross unrealized losses totaled $1.8 million. We have determined that the unrealized losses are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As we have the ability and intent to hold the assets until recovery, the losses are not considered to be other than temporary impairments. We had adequate liquidity throughout the year ended December 31, 2004. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future, without needing to sell assets.

For the month ended December 31, 2004, or internal allocation showed 66% of our equity was supporting the residential portfolio, and 34% was supporting the commercial portfolio after allocating our general operations between the two. The leverage associated with this equity was 9.4 times for residential, 0.3 times for commercial.

We continue to evaluate leverage opportunities related to our business and for more efficient ways to deploy our capital.

Contractual Obligations

As of December 31, 2004, we had the following contractual obligations (dollar amounts in thousands):

Contractual obligations (in thousands)

	Payments due by period
	Total	<1 yr.	1-3 yrs.	3-5 yrs.	>5 yrs.
Operating lease obligations	$328	$69	$144	$115	$—
Purchased service obligations	1,576	676	900	—	—

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with generally accepted accounting principles and our dividends based upon our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Other Matters

On March 15, 2005, we issued junior subordinated notes of approximately $20.6 million due March 30, 2035 to the Preferred Trust. The junior subordinated notes are subordinated to our existing debt. The Preferred Trust issued shares of its Preferred Securities to an unaffiliated party in exchange for approximately $20.0 million and issued shares of common beneficial interest to us for $619,000. The Junior Subordinated Notes and the Preferred Securities each bear interest at a floating rate that resets on a quarterly basis at the 90-day LIBOR plus 4.15% (approximately 7.05% as of March 15, 2005) and generally may not be redeemed prior to March 30, 2010. After payment of costs associated with the issuance of approximately $640,000, the proceeds from the sale of the Preferred Securities were approximately $19.4 million.

On March 21, 2005, we entered into amendment No. 3 to our senior secured credit agreement dated March 22, 2004 with JPMorgan Chase Bank, N.A. Under the amendment, JPMorgan renewed its $250.0 million residential mortgage warehouse line of credit on substantially similar terms as the original Credit Agreement. Among other things, the amendment includes the extension of the maturity date to March 20, 2006, the reduction of the minimum liquidity covenant to $12.5 million, and the elimination of the commercial loan sublimit with the exception of one pledged loan.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

As a financial institution that has only invested in U.S.-dollar denominated instruments, primarily residential mortgage instruments, and has only borrowed money in the domestic market, we are not subject to foreign currency exchange or commodity price risk, but rather our market risk exposure is limited solely to interest rate risk. Interest rate risk is defined as the sensitivity of our assets and related current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially hybrid ARM portfolio prepayments. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities.

Effects of changes in Interest Rates

Changes in interest rates will impact our assets and earnings in various ways. We are currently invested primarily in hybrid ARM assets, which have an initial fixed rate period ranging from 36 to 84 months. To the extent that these assets are financed with shorter duration liabilities, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This may occur as our borrowings react to changes in interest rates sooner than our hybrid ARM assets because the weighted average next re-pricing dates of the borrowings may be shorter time periods than that of the hybrid ARM assets.

Interest rate changes may also affect our net return, both positively and negatively, given their impact on the level of prepayments experienced. In a declining rate environment (all else being equal), prepayments on mortgage-related assets tend to accelerate. This could potentially result in our having to redeploy the additional funds at lower yield levels, weighting more heavily the amount of our fixed rate financings, and accelerating any remaining unamortized premiums paid.

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

The most important measure we use in measuring interest rate risk is the duration gap, which reflects the weighted average duration of our assets minus the weighted average duration of our liabilities and hedges. The duration measure we use (called the “effective duration” is a calculation utilizing a Monte Carlo simulation of 200 interest rate and consequent prepayment scenarios and reflects the cash flow risk as well as the market value risk inherent in the portfolio as of a specific date. At December 31, 2004, the effective duration gap of our portfolio was –0.11 years. The effective duration of mortgage assets changes as interest rates change, because the cash flows of the mortgage securities we own are dependent on the realized path of interest rates. In general, as interest rates decline, the effective duration of our mortgage assets decline and vice versa. In our opinion, a duration of between plus or minus 0.15 approximates a zero duration. In addition to our duration gap, we monitor the projected market value of our interest sensitive assets and liabilities.

We calculate the fair market value in a variety of scenarios, four of which are the instantaneous parallel shift in the yield curve of plus or minus 50 and 100 basis points. We assume that mortgage spreads in these scenarios are unchanged from that in the base case (interest rates unchanged). The following table reflects the market value changes of these assets for the parallel shifts in the yield curve as a percent of the fair market value of our net assets.

Instantaneous parallel shift in yield curve	$ change in net assets (in thousands)	change in net assets as a % adjusted equity
+100	$(4,655)	(4.07)%
+50	(1,489)	(1.30)
-50	(339)	(.30)
-100	(2,224)	(1.94)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, the related notes and schedule to the financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on Pages F-1 through F-19 in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2004. There have been no changes to internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Please see the information set forth under “Item 1. Business—Recent Developments” which is incorporated into this item by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Code of Ethics

We have adopted a code of business and ethics for directors, officers and employees, known as the Code of Business Conduct and Ethics. The Code of Conduct and Ethics is available on our website at www.sunsetfinancial.net. Stockholders may request a free copy of the Code of Conduct and Ethics from:

Sunset Financial Resources, Inc.

10245 Centurion Parkway North

Suite 305

Jacksonville, Florida 32256

(904) 425-4575

www.sunsetfinancial.net

We have also adopted a Code of Conduct for Senior Financial Officers setting forth a code of ethics applicable to our principal executive officer, principal financial officer and financial managers, which is filed as Exhibit 14.1 to this Form 10-K.

Governance Guidelines

We have adopted Corporate Governance Guidelines, which are available on our website at www.sunsetfinancial.net. Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above under “Code of Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a)	Documents filed as a part of this report

	(1) (A)	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

		(i)	Report of Independent Registered Public Accounting Firm	F-1

		(ii)	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-2

		(iii)	Consolidated Statement of Operations for the Years ended December 31, 2004, and 2003	F-3

		(iv)	Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2004 and 2003	F-4

		(v)	Consolidated Statement of Stockholders Equity for the Years Ended December 31, 2004 and 2003	F-5

		(vi)	Consolidated Statement of Cash Flows for the Years December 31, 2004 and 2003	F-6

		(vii)	Notes to the Consolidated Financial Statements	F-7

	(2)	Schedules to Consolidated Financial Statements.

	(3)	Exhibits.

		(i)	The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report	38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSET FINANCIAL RESOURCES, INC.

/s/ JOHN BERT WATSON
John Bert Watson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:  March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN BERT WATSON John Bert Watson	Chairman of the Board, Director and Chief Executive Officer	March 30, 2005

/s/ MICHAEL PANNELL Michael Pannell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ RODNEY E. BENNETT Rodney E. Bennett	Director	March 30, 2005

/s/ G. STEVEN DAWSON G. Steven Dawson	Director	March 30, 2005

/s/ GEORGE DEEHAN George Deehan	Director	March 30, 2005

/s/ HUGH H. JONES Hugh H. Jones	Director	March 30, 2005

/s/ GEORGE A. MURRAY George A. Murray	Director	March 30, 2005

/s/ JOSEPH P. STINGONE Joseph P. Stingone	Director	March 30, 2005

EXHIBIT INDEX

The exhibits to this report required to be filed pursuant to Item 15(c) are listed below.

Exhibit No.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form S-11 filed by us on December 8, 2003)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.1	Strategic Alliance Agreement dated October 15, 2003, by and among Sunset Financial Resources, Inc. (Sunset Financial), Sunset Mortgage Company, L.P., Sunset Direct Lending, L.L.C. and Sunset Commercial Group LLC (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.2#	Employment Agreement dated February 6, 2004, by and between Sunset Financial and Bert Watson (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.3#	Employment Agreement dated February 6, 2004, by and between Sunset Financial and Michael L. Pannell (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.4#	Employment Agreement dated February 6, 2004, by and between Sunset Financial and Byron L. Boston (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.5#	Employment Agreement dated February 6, 2004, by and between Sunset Financial and Jeff Betros (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.6#	Employment Agreement dated February 6, 2004, by and between Sunset Financial and Thomas Manuel (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.7#	2003 Share Incentive Plan (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.8#	Form of Incentive Stock Option Agreement under the 2003 Share Incentive Plan (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.9#	Form of Nonqualified Stock Option Agreement under the 2003 Share Incentive Plan (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.10#	Form of Restricted Stock Agreement under the 2003 Share Incentive Plan (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.11#	Form of Dividend Equivalent Right Agreement under the 2003 Share Incentive Plan (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.12	Agreement of Lease executed on January 26, 2004 to be effective February 15, 2004, by and between Sunset Financial and Liberty Property Limited Partnership (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.13	Warehouse Line of Credit Commitment Letter dated February 5, 2004 from JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Form S-11 filed by us on February 27, 2004).

Exhibit No.
10.14	Purchase Agreement by and between Sunset Mortgage Company, L.P. and Sunset Financial dated February 19, 2004, as amended by that certain Amendment dated February 26, 2004 (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Form S-11 filed by us on February 27, 2004).

10.15	Letter Agreement regarding purchase of loans by and between J.P. Morgan Mortgage Acquisition Corp. and Sunset Financial dated February 20, 2004. (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Form S-11 filed by us on February 27, 2004).

10.16	Letter Agreement regarding purchase of loans by and between Morgan Stanley Mortgage Capital Inc. and Sunset Financial dated February 18, 2004 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Form S-11 filed by us on February 27, 2004).

10.17	Letter of Intent regarding purchase of loans by and between Bridge Capital (USVI), LLC and Sunset Financial dated February 20, 2004 (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Form S-11 filed by us on February 27, 2004).

10.18	Letter of Loan Commitment regarding sale of loans from Asset Lenders Group dated February 2, 2004 (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Form S-11 filed by us on February 27, 2004).

10.19	Mortgage Loan Flow Purchase, Sale & Servicing Agreement, dated April 29, 2003, between J.P. Morgan Mortgage Acquisition Corporation, as purchaser, and Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust, as Sellers, as amended by Amendment No. 1 dated September 1, 2003 (incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.20	Flow Master Seller’s Warranties and Servicing Agreement, dated and effective as of February 24, 2004, between J.P. Morgan Mortgage Acquisition Corp. and National City Mortgage Co. (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.21	Flow Mortgage Loan Sale and Servicing Agreement between Bank of America, N.A., as seller and servicer, and Morgan Stanley Mortgage Capital Inc., as purchaser dated October 1, 2003 (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.22	Mortgage Loan Flow Purchase, Sale & Servicing Agreement, dated as of November 13, 2003, between Morgan Stanley Mortgage Capital, Inc., as purchaser, and Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust, as sellers (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.23	Mortgage Loan Sale and Servicing Agreement between Greenpoint Mortgage Funding, Inc., as seller and servicer, and Morgan Stanley Mortgage Capital Inc., as purchaser, dated as of September 1, 2003 (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.24	Amended and Restated Master Servicing Agreement, dated February 1, 2004, between Morgan Stanley Mortgage Capital Inc. and Morgan Stanley Dean Witter Credit Corporation (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.25	Second Amended and Restated Master Mortgage Loan Purchase Agreement, dated as of February 1, 2004, between Morgan Stanley Mortgage Capital Inc. and Morgan Stanley Dean Witter Capital Corporation (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.26	Bridge Capital Agreement dated March 10, 2004 (incorporated by reference to Exhibit 10.27 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

Exhibit No.
10.27	Warrant to Purchase Common Stock of Sunset Financial dated March 22, 2004 granting Sapphire Advisors LLC the right to purchase shares of common stock of Sunset Financial (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.28#	Incentive Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Jeffrey S. Betros (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.29#	Incentive Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Byron L. Boston (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.30#	Incentive Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Thomas G. Manuel (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.31#	Incentive Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Michael L. Pannell (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.32#	Incentive Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and John Bert Watson (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.33#	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Rodney E. Bennett (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.34#	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Jeffrey S. Betros (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.35#	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Byron L. Boston (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.36#	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Hugh H. Jones, Jr. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.37#	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Thomas G. Manuel (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.38#	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and George A. Murray (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.39#	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Michael L. Pannell (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.40#	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Joseph P. Stingone (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.41#	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and John Bert Watson (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed by us on March 25, 2004).

Exhibit No.
10.42	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Rodney E. Bennett (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.43	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Jeffrey S. Betros (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.44	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Byron L. Boston (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.45	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Hugh H. Jones, Jr. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.46	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Thomas G. Manuel (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.47	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and George A. Murray (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.48	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Michael L. Pannell (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.49	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Joseph P. Stingone (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.50	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and John Bert Watson (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.51	Senior Secured Credit Agreement dated March 22, 2004 by and between Sunset Financial and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by us on April 7, 2004).

10.52	Risk Analytics Services Agreement dated April 1, 2004 between Blackrock Financial Management, Inc. and Sunset Financial (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by us on May 10, 2004).

10.53	6/04 Amendment To Credit Agreement among Sunset Financial and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.54	Pooling and Servicing Agreement dated as of June 1, 2004, among J.P. Morgan Acceptance Corporation I, a Delaware corporation (the “Depositor”), Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator, and Wachovia Bank, National Association, as trustee (the “Trustee”) of J.P. Morgan Mortgage Trust 2004-A3 (the “Trust”) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.55	Assignment, Assumption and Recognition Agreement dated as of June 1, 2004, among the Depositor, the Trustee, the Trust, Sunset Financial and Bank of America, N.A., a national banking association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by us on July 9, 2004).

Exhibit No.
10.56	Assignment, Assumption and Recognition Agreement dated as of June 1, 2004, among the Depositor, the Trustee of the Trust, Sunset Financial, Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust, with Cendant Mortgage Corporation as the servicer (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.57	Assignment, Assumption and Recognition Agreement dated as of June 1, 2004, among the Depositor, the Trustee of the Trust, Sunset Financial, Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust, with Cendant Mortgage Corporation as the servicer (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.58	Assignment, Assumption and Recognition Agreement dated as of June 1, 2004, among the Depositor, the Trustee of the Trust, Sunset Financial, and National City Mortgage Co. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.59	Assignment, Assumption and Recognition Agreement dated as of June 1, 2004, among the Depositor, the Trustee of the Trust, Sunset Financial, and Greenpoint Mortgage Funding, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.60	Indemnification Agreement dated as of June 29, 2004 between Sunset Financial and the Depositor (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.61*	Purchase Agreement dated February 24, 2005 among Sunset Financial, Sunset Financial Statutory Trust I, and Taberna Preferred Funding I, Ltd.

10.62*	Junior Subordinated Indenture dated as of March 15, 2005 between Sunset Financial and JPMorgan Chase Bank, N.A.

10.63*	Amended and Restated Agreement dated as of March 15, 2005 among Sunset Financial, JPMorgan Chase Bank, N.A., Chase Bank USA, N.A., and certain administrative trustees named therein.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

21.1*	List of Subsidiaries

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Furnished herewith.

#	Management contract or compensatory plan document.

SUNSET FINANCIAL RESOURCES, INC

FOR THE YEAR ENDED

DECEMBER 31, 2004

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Sunset Financial Resources, Inc.

We have audited the accompanying consolidated balance sheets of Sunset Financial Resources, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004 and the period beginning October 6, 2003 (inception) and ended December 31, 2003. Our audit also included the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunset Financial Resources, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 and the period beginning October 6, 2003 (inception) and ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Jacksonville, Florida

March 22, 2005, except for the last

paragraph of Note O, as to which

the date is March 31, 2005

Sunset Financial Resources, Inc

Consolidated Balance Sheets

(dollar amounts in thousands)

	December 31, 2004	December 31, 2003
Assets
Mortgage assets
Mortgage-backed securities, available for sale	$614,154	$—
Securitized hybrid adjustable rate mortgages	201,381	—
Hybrid adjustable rate residential mortgages	1,286	—
Fixed rate residential mortgages	1,045	—
Commercial mortgages	44,522	—

Total mortgage assets	862,388	—
Allowance for loan losses	(1,333)	—

Net mortgage assets	861,055	—
Cash and cash equivalents	25,700	44
Interest receivable	2,676	—
Fixed assets, net	861	16
Other assets	484	255
Hedging assets	2,716	—

Total assets	$893,492	$315

Liabilities
Whole loan financing facility	$9,718	$—
Reverse repurchase agreements	761,205	—
Notes payable to stockholders	—	145
Hedging liabilities	944	—
Accrued liabilities	2,367	144

Total liabilities	774,234	289

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value, authorized 50,000,000; no shares outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000; 10,450,000 and 466,667 outstanding, respectively	10	1
Additional paid in capital	119,219	47
Accumulated other comprehensive income	87	—
Retained earnings	(58)	(22)

Total stockholders’ equity	119,258	26

Total liabilities and stockholders’ equity	$893,492	$315

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Year ended December 31, 2004	Year ended December 31, 2003
Interest and fee income	$18,233	—
Interest expense	9,842	—

Net interest income	8,391	—
Provision for loan losses	1,333	—

Net interest income after provision	7,058	—
Gain on sale of securities	734	—
Loss on sale of loans	(48)	—
Operating expenses
Salaries and employee benefits	2,864	—
Professional fees	1,151	—
Other	2,720	22
Termination costs	365	—

Total operating expenses	7,100	22

Net income (loss)	$644	$(22)

Basic earnings per share	0.08	(0.05)
Diluted earnings per share	0.07	(0.05)

Weighted average basic shares	8,377	467
Weighted average diluted shares	8,397	467

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statements of Other Comprehensive Income

(dollar amounts in thousands)

	Year ended December 31, 2004	Year ended December 31, 2003
Net income (loss)	$644	$(22)
Other comprehensive income
Net unrealized loss on available for sale securities arising during the period	(1,062)	—
Net realized deferred loss on terminated effective hedges	(623)	—
Net unrealized gain on hedging instruments arising during the period	1,772	—

Other comprehensive income (loss)	$731	$(22)

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statements of Shareholders’ Equity

(dollar amounts in thousands)

	Common Stock	Paid in Capital	Other Comprehensive Income	Retained Earnings	Total
Balance at October 6, 2003	$—	$—	$—	$—	$—

Issuance of common stock	2	29	—	—	31
Conversion of shares in reincorporation	(1)	1			—
Amortization of restricted stock award		17			17
Net income (loss)				(22)	(22)

Balance at December 31, 2003	$1	$47	$—	$(22)	$26

Proceeds of initial public offering	9	118,671			118,680
Issuance of stock warrants		191			191
Amortization of restricted stock awards		250			250
Amortization of stock option awards		60			60
Unrealized gain on hedging instruments			1,772		1,772
Net realized deferred loss on terminated effective cash flow hedges			(623)		(623)

Unrealized loss on available for sale securities			(1,062)		(1,062)
Dividends paid of $0.065 per share				(680)	(680)
Net income				644	644

Balance at December 31, 2004	$10	$119,219	$87	$(58)	$119,258

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Year ended December 31, 2004	Year ended December 31, 2003
Operating activities
Net income	$644	$(22)
Adjustment to reconcile net income to net cash provided from operations
Stock based compensation expense	501	17
Provision for credit losses	1,333	—
Depreciation and amortization of fixed assets	188	—
Amortization of premium/discount	908	—
Securities gains	(734)	—
Loss on sale of loans	48	—
Amortization of deferred hedge cost	33	—
Increase in accrued interest	(2,676)	—
Increase in other assets	(229)	(255)
Increase in accrued liabilities	2,223	144

Net cash provided (used) in operating activities	2,239	(116)

Investing activities
Investment securities purchases, available for sale	(842,597)	—
Investment sales, available for sale	196,150	—
Principal payments on investment securities	31,748	—
Loan and securitized loan purchases	(303,510)	—
Loans sold	4,687	—
Principal payments on loans	49,850	—
Purchase of fixed assets	(1,033)	(16)

Net cash used in investing activities	(864,705)	(16)

Financing activities
Net borrowings from reverse repurchase agreements	761,205	—
Net borrowings from whole loan financing facilities	9,718	—
Net borrowings (payments) on stockholder notes	(145)	145
Net proceeds from stock offering	118,680	31
Net swap termination	(656)	—
Dividends paid	(680)	—

Net cash provided by financing activities	888,122	176

Net increase (decrease) in cash	25,656	44

Cash and cash equivalents at the beginning of the period	44	—

Cash and cash equivalents at the end of the period	$25,700	$44

Supplemental cash flow information
Interest paid	8,565	—

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—ORGANIZATION

Sunset Financial Resources, Inc. (the “Company”) was incorporated in Maryland on October 6, 2003 under the name of Sunset Capital Investments, Inc. but had limited operations until the second quarter of 2004.

On November 17, 2003, Sunset Capital Investments, Inc. filed amended articles of incorporation to change its name to Sunset Financial Resources, Inc. and to change the number of authorized shares of preferred stock from 15,000,000 to 50,000,000 and to change the number of authorized common shares from 50,000,000 to 100,000,000.

Note B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Profit and Loss Allocations and Distributions

As a REIT, the Company intends to declare regular quarterly distributions in order to distribute substantially all of its taxable income to stockholders each year.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with a maturity of three months or less. The carrying amount approximates fair market value.

Cash balances may also be subject to restrictions, such as when balances are pledged to meet margin calls related to derivative transactions or reverse repurchase agreements.

Investment Securities

The Company may at times have an investment portfolio. It will be utilized to deploy excess cash until the funds can be deployed into mortgage assets.

Generally, investment securities will be carried as available for sale with any mark to market adjustment shown in other comprehensive income.

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Assets

The Company’s mortgage assets consist of residential mortgage assets (mortgage-backed securities, securitized mortgage loans, mortgage loans) and commercial mortgage bridge loans. The residential mortgage assets primarily have adjustable rates or hybrid adjustable rates (an initial fixed term of from one to seven years with the remaining term being floating). The commercial mortgage bridge loans are normally for a one year term with a fixed rate of interest.

Mortgage-Backed Securities

The Company’s mortgage-backed securities are held as available for sale with any mark to market adjustment being shown in other comprehensive income. Any premium or discount on these securities is amortized over the life of the asset in a method used to approximate a level yield.

Securitized Mortgage Loans

The company utilized securitization as a method of increasing the financing options for its mortgage loans. When the loans are transferred to a securitization trust, they are reclassified on the balance sheet from loans to securitized loans reflecting the change in ownership structure. This transfer does not qualify as a sale and is made at book value due to the ownership interest the Company maintains in the beneficial interest of the securitized loans.

Securitized loans are carried on the balance sheet at historical cost. Any premium or discount on these assets is amortized over the life of the asset in a method used to approximate a level yield.

Mortgage Loans

The Company invests in mortgage loans and maintains a loan portfolio on its balance sheet. These loans are carried at historical cost with any initial premium or discount being amortized as a yield adjustment. The Company will primarily invest in hybrid adjustable rate mortgage loans (ARMs).

Commercial Mortgage Bridge Loans

The company invests in commercial mortgage bridge loans with an initial term of one year. These loans are carried on the balance sheet at historical cost. Any premium, discount, or fees are amortized over the term of the loan as a yield adjustment.

Valuation Methods

The fair value of residential mortgage securities is generally based on market prices provided by dealers who make a market in these types of assets. If a price is not available, the Company estimates a price based on the dealer information provided adjusted for the specifics of the asset. Residential mortgage loans are priced based on the information provided by dealers and adjusted for the loan specifics.

Allowance for Loan Losses

The Company provides an allowance for loan losses related to its loan portfolio. Loan loss provisions are based on an assessment of numerous factors affecting the portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages, collateral values of properties securing loans and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known. Loans delinquent in excess of 90 days are evaluated for charge-off. Loans are charged-off when, in the opinion of management, the balance is no longer collectable.

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial mortgage bridge loans, when they become delinquent, are evaluated for impairment in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan—an amendment to FASB Statements No. 5 and 15”. Any provisions recorded are based on cash flow analysis, discounted at the loans effective interest rate, or, if the loan is collateral dependant, on the fair value of the collateral less the estimated costs to sell.

Fixed Assets

The Company has capitalized costs related to long lived assets to be used in the business. These assets are depreciated or amortized on a straight line basis over their estimated useful lives, which range from two to five years.

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

Hedging Activities

The Company enters into derivative financial instruments to manage interest rate risk and facilitate asset/liability management. All derivative financial instruments are recognized on the statement of condition as assets or liabilities at fair value as required by SFAS 133.

Derivative financial instruments that qualify under SFAS 133 for hedge accounting are designated, based on the exposure being hedged, as either fair value or cash flow hedges. Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs.

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings during the period of change. Amounts

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded in other comprehensive income are amortized to earnings in the period or periods during which the hedged item impacts earnings. For any derivative financial instruments not designated as fair value or cash flow hedges, gains and losses relate to the change in fair value are recognized in earnings during the period of change in fair value.

The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs an assessment, at inception and on an ongoing basis, whether the hedging relationship has been highly effective in offsetting changes in fair value or cash flows of hedged items and whether they are expected to continue to be highly effective in the future.

The Company currently enters into interest rate swap transactions to extend the duration of its short-term liabilities funding mortgage related assets. These transactions are accounted for as cash flow hedges under SFAS 133. The Company utilizes regression analysis comparing the change in the LIBOR floating leg of its interest rate swaps to the changes in cost of its short term borrowing program. Effectiveness is measured by an R2 of between 0.80 and 1.25. Any ineffectiveness, or over hedging, is recognized in interest expense. If an effective hedge is terminated the resulting gain or loss is deferred and recognized over the remaining term of the hedge as a component of interest expense. If the anticipated short term borrowings being hedged are no longer expected to occur, the company will discontinue hedge accounting.

Collateralized Debt Obligations

The Company may in the future issue collateralized debt obligations where the collateral will be contributed to a trust. These transactions would provide long term funding for the Company’s mortgage related assets. The repayment of the debt would come from the cash flows produced by the underlying collateral and any associated derivative contracts in the trust.

Accumulated Other Comprehensive Income

The Company accounts for the mark to market on its available for sale securities and the effective portion of the mark to market on derivative financial instruments in other comprehensive income.

Other comprehensive income does not include the impact of market value changes of any assets or liabilities that are carried at cost, such as loans and securitized loans.

Interest and Fee Income

Interest is accrued monthly on outstanding principal balances unless management considers the collection of interest to be uncertain. The Company generally considers the collection of interest to be uncertain on residential loans it services when loans are contractually past due three months or more. For residential mortgages serviced by others, the accrual of interest is discontinued when the servicer has determined that the loan is not collectable and has discontinued providing an advance of the payment to the Company. The commercial mortgage bridge loans are evaluated for nonaccrual status on an individual basis when delinquent in excess of 60 days or sooner if deemed appropriate by the Company. In general, when a loan is placed on nonaccrual all accrued interest is reversed and any future income is recognized on a cash basis.

Loan fees are deferred and amortized over the expected life of the loan.

Accounting for Stock Compensation

The Company accounts for stock based awards in accordance with the fair value recognition provisions of SFAS Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123).

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

The Company will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and, upon the election being made, will be taxed as such beginning with the taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant relief under certain statutory provisions.

Earnings per Share (EPS)

Earnings per share is calculated under SFAS Statement No. 128 “Earnings per Share.” As such, the dilutive effect of stock options and restricted stock is shown in the earnings per share calculation.

Recently Issued Accounting Pronouncements

New Accounting Standards:

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including, determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. In October 2004, the Financial Accounting Standards Board (“FASB”) issued FSP 03-1-1, Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment, delaying the effective date for the recognition and measurement guidance of EITF 03-1 until certain implementation issues are addressed and final implementation guidance is issued. The required disclosures of EITF 03-1 remain in effect and are provided in the “Investment Securities” footnote.

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE C—INVESTMENT SECURITIES

The following table pertains to the Company’s available for sale mortgage-backed securities as of December 31, 2004, which are carried at fair value:

(in thousands)	Agency Securities	Non Agency Securities	Total
Par value	$510,347	$96,013	$606,360
Unamortized premium	8,778	788	9,566
Unamortized discount	(689)	(21)	(710)

Amortized cost	518,436	96,780	615,216
Gross unrealized gains	709	14	723
Gross unrealized losses	(1,456)	(329)	(1,785)

Estimated fair value	$517,689	$96,465	$614,154

All of these securities were acquired during the year ended December 31, 2004.

The Company does not believe unrealized losses, individually or in the aggregate, as of December 31, 2004 represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

The following table shows the initial fixed interest periods for the investment securities portfolio.

Interest Reset Profile	Fair Value (in thousands)
Floating	$70,040
Initial 5 year fixed period	544,114

Total	$614,154

Securities with a book a book value of $195.5 million were sold for a gain of $734,000 during the year ended December 31, 2004. The cost basis of securities sold is determined based on specific identification.

NOTE D—MORTGAGE LOANS

The loan balances, including securitized loans, by original fixed period are shown in the following table.

Initial Fixed Term (in thousands)	Loan Balance	Premium	Book Value
Fixed rates	$1,017	$28	$1,045
3 year fixed	10,336	297	10,633
5 year fixed	71,735	1,997	73,732
7 year fixed (and other)	117,389	913	118,302

Total	$200,477	$3,235	$203,712

In the residential loan portfolio, three loans were past due 30 days totaling $1.6 million (or 0.80%) and one loan totaling $159,000 (or 0.08%) was delinquent in excess of 90 days.

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residential mortgage loans with a book value of $4.7 million were sold at a loss of $48,000 during the year ended December 31, 2004.

In addition to residential mortgage loans, the Company invests in commercial mortgage bridge loans. The amounts in the table are the loan balances, which are gross of $212,000 of deferred fees. The characteristics of these loans are in the following table.

Type of Property (in millions)	Loan Amount	Interest Rate	Location	Participation
Retail Mall (pledged)	$14.7	11%	FL	No
Resort Development	10.0	10%	NC	Yes
Mansion / Conference Center	8.1	11%	FL	No
Cemetery / Funeral Home	5.7	10%	HI	Yes
Multi-Sport Facility (pledged)	4.7	12%	NJ	No
Apartments	1.5	11%	IL	No

Total	$44.7

The commercial loan portfolio contains three nonaccrual loans that total $18.5 million (or 41% of the total). These loans have been evaluated for impairment under SFAS 114 “Accounting by Creditors for Impairment of a Loan—an amendment to FASB Statements No. 5 and 15”.

The Mansion/Conference Center loan is in default as the borrower had missed its quarterly interest payment. The Company began foreclosure proceedings in the fourth quarter of 2004, but encountered issues regarding title to the property and discovered that the mortgage was not in a first priority lien position which has impeded the ability to foreclose on this property. At December 31, 2004, the Company concluded the loan was impaired and based on a discounted cash flow analysis the expected cash flows were not sufficient to support the book balance of the loan. Accordingly, an impairment reserve of $1.1 million was recorded.

The Cemetery / Funeral Home loan is in default, having failed to pay principal and interest when due. The Company’s participation represents approximately 18% of the total loan. One of the participants (who holds $14.0 million of the outstanding principal balance, or 44%) has a senior priority in the cash flows. The Company’s participation is on a pari passu basis with the other participant, who is the lead lender and servicer of the loan. Foreclosure proceedings have begun on this loan. At December 31, 2004, the Company concluded the loan was impaired and based on the estimated net realizable value of the collateral securing the loan determined that no impairment reserve was required.

The Multi-Sport Facility loan was not in default as of December 31, 2004, but this loan has experienced cash flow shortfalls due to lower than expected lease income. This cash flow shortfall indicated that the loan would not be paid according to the terms of the loan documents. At December 31, 2004, the Company concluded the loan was impaired and based on the estimated net realizable value of the collateral securing the loan determined that no impairment reserve was required.

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table shows the activity in the Company’s allowance for loan losses.

	2004	2003
Beginning allowance	$—	$—
Provision for loan losses	1,333	—
Charge-offs	—	—
Recoveries	—	—

Ending allowance	$1,333	$—

The average investment in impaired loans during 2004 was $4.8 million. No interest income was recognized on the loans once they became impaired and $996,000 of interest income was actually recognized in income on these loans during 2004. If these loans had been current in accordance with their original terms, approximately $1,581,000 would have been recognized in income on these loans in 2004.

NOTE E—CASH AND CASH EQUIVALENTS

As of December 31, 2004, the Company had $25.7 million in cash and equivalents. This included both interest bearing and non-interest bearing bank balances. These balances along with other eligible collateral give the Company total liquidity, as defined, of $36.4 million exceeding the liquidity requirement of $15.0 million under the warehouse line of credit.

At December 31, 2004, none of the cash balances were pledged to support margin calls on derivatives or reverse repurchase agreements.

NOTE F—FIXED ASSETS AND OPERATING LEASES

The Company’s fixed assets are summarized in the table below:

Category	Dollar amount	Estimated Life
Furniture and leasehold improvements	$137	5 years
Equipment	686	2 –3 years
Software	226	2 –3 years

Total cost	1,049
Accumulated depreciation and amortization	(188)

Net fixed assets	$861

Depreciation and amortization of $188,000 was recognized during 2004.

The Company incurred rent expense related to office space and equipment of $93,000. The future minimum rental commitments for the next five years are $69,000 for 2005, $71,000 for 2006, $73,000 for 2007, $76,000 for 2008, and $39,000 for 2009. There are no commitments beyond 2009.

NOTE G—HEDGING

As of December 31, 2004, the Company had hedged a portion of its interest rate risk by entering into interest rate swaps (designated as cash flow hedges) to extend the duration of its short term borrowings. For the year, no ineffectiveness was recognized. Swaps with a notional balance of $121.0 million were terminated at a

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net loss of $622,000 during the year. The net losses on these effective hedges are deferred and amortized into interest expense over the remaining terms of the swaps. The Company estimates that $71,000 of this deferred loss will be reclassified into earnings within the next twelve months. During the year ended December 31, 2004, $33,000 of this net loss was recognized. Total notional outstanding at December 31, 2004 was $593.6 million with a fair market value of $1.8 million.

(in thousands)	Notional	Avg. Fixed Rate
Maturing in less than one year	$—	—%
Maturing between one and two years	362,700	2.79
Maturing between two and three years	61,060	3.50
Maturing between three and five years	169,800	4.00
Maturing in over five years	—	—

Total	$593,560	3.21%

As of December 31, 2004, 16 swaps were in a gain position totaling $2.7 million and seven swaps were in a loss position totaling $944,000. The Company has counterparty credit risk related to its swaps that are in a gain position. At December 31, 2004 the Company’s maximum credit exposure to a single counterparty was $2.0 million. To mitigate this risk, the Company only enters into swap transactions with investment grade institutions.

NOTE H—DEBT

The Company has a $250 million warehouse line of credit that is used to finance the purchase of residential mortgage loans. This facility also includes a sublimit of $18.75 million that can be used to finance specific types of commercial bridge loans. This facility bears interest at LIBOR plus a spread and includes a facility fee. This facility matures on March 18, 2005.

As of December 31, 2004, $9.7 million was outstanding under this facility related to commercial bridge loans.

The Company has arrangements to enter into reverse repurchase agreements with 12 financial institutions under facilities totaling $2.0 billion. Outstanding at December 31, 2004 was $761.2 million with a weighted average rate of 2.40% and a weighted average remaining maturity of 104 days. Securities and securitized loans pledged had a face value of $791.6 million and a market value of $798.2 million as of December 31, 2004.

As of December 31, 2004, the reverse repurchase agreements mature from January 2005 to September 2005.

As of December 31, 2004, the Company had amounts outstanding under repurchase agreements with eight lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of approximately $2.6 million.

The following table summarizes the maturities of the Company’s reverse repurchase agreements.

Maturing within	Amount
Overnight	$—
Within 30 days	319.1
30 to 90 days	56.5
Over 90 days	385.6

Total	$761.2

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004.

	Carrying Amount	Fair Value
Assets
Mortgage-backed securities, available for sale	$614,154	$614,154
Securitized hybrid adjustable rate mortgages	201,381	196,516
Hybrid adjustable rate mortgages	1,286	1,243
Fixed rate mortgages	1,045	1,046
Commercial mortgages	44,522	43,422
Hedging assets	2,716	2,716

Liabilities
Whole loan financing facility	9,718	9,718
Reverse repurchase agreements	761,205	761,205
Hedging liabilities	944	944

The fair value of financial instruments is based on market prices where available, or discounted cash flow analysis utilizing market data where market prices are not available.

NOTE J—STOCKHOLDERS’ EQUITY

On March 17, 2004, the Company priced its initial public offering of 10 million shares of common stock. The net proceeds of $118.7 million are reflected in stockholders’ equity.

Diluted earnings per share assumes the recognition of $58,000 of expense related to 25,000 shares of restricted stock that will be recognized over the remaining vesting period, and that this dollar amount will be used to purchase approximately five thousand shares of treasury stock as of the beginning of the year.

For the year ended December 31, 2004, options on 262,000 shares and warrants for 233,000 shares were outstanding to purchase Company common stock at $13 per share. These options and warrants were anti-dilutive for 2004, but may be dilutive in future periods.

Other comprehensive income at December 31, 2004 consisted of a $1.1 million loss related to the mark to market of available for sale investment securities, a $1.8 million gain related to the mark to market of interest rate swaps, and $623,000 million of deferred losses on terminated effective cash flow hedges.

NOTE K—STOCK-BASED INCENTIVE COMPENSATION PLAN

The Company adopted the 2003 Share Incentive Plan which permits the granting of stock options, dividend equivalent rights and restricted stock awards. The terms of the plan stipulate that the exercise price of the options may not be less than fair market value of the Company’s common stock on the date the options are granted. The Company has reserved 1,045,000 shares of common stock for issuance under the plan.

Options granted vest according to their terms and expire 10 years from the date of grant. The Company granted options to purchase 262,000 shares of common stock to executive officers and independent directors of the Company effective on the closing of the initial public offering. The options are exercisable at the initial

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering price. An expense was recorded based on the fair value of the options on the grant date in accordance with SFAS 123, measured using the Black-Scholes option pricing model over the options’ expected life and amortized over the vesting period of three years. The options were valued at $.82 per share using a stock price volatility of 30%, an expected life of 10 years, a dividend yield of 10%, and a risk free rate of return of 4.16%. The Company recognized compensation expense of $60,000 related to stock options during the year ended December 31, 2004.

	Number of options	Average price
Options outstanding at December 31, 2003	—	$—
Options granted during the year	262,000	13.00
Options forfeited during the year	—	—
Options expired during the year	—	—
Options exercised during the year	—	—
Options outstanding at December 31, 2004	262,000	13.00

Options exercisable at December 31, 2004	—	$—

The Company also granted warrants to purchase 233,000 shares of common stock to Sapphire Advisors Group (Sapphire), a founding stockholder. The warrants were granted to Sapphire in connection with its role in assisting the Company from and after the date of its formation. Sapphire assisted in the formation of the Company and its taxable subsidiary, the recruiting of officers and directors, identifying underwriters, and identifying and negotiating credit facilities. These warrants were granted effective on the closing of the initial public offering and are exercisable at the initial offering price. The warrants were fully vested at the date of grant and will expire 10 years from the date of grant. An expense was recorded for the warrants’ fair value in accordance with SFAS 123, measured using the Black-Scholes option pricing model. The warrants were valued at $.82 per share using a stock price volatility of 30%, an expected life of 10 years, a dividend yield of 10%, and a risk free rate of return of 4.16%. The Company recognized expense of $191,000 related to stock warrants in the year ended December 31, 2004.

On December 5, 2003, the Company granted 20,000 shares of restricted stock to its sole advisory board member. The shares vest one year from the closing date of the initial public offering, March 22, 2004, and will be recorded at fair value, which was based on the value at the time of the initial public offering ($13.00 per share). The shares will be reflected as outstanding when vested, and were purchased by the recipient at par value.

Upon completion of the initial public offering, the Company granted 5,000 shares of restricted stock to an officer of the Company. The shares vest one year from the date of grant and were valued at $13.00 per share based on the initial public offering price of the stock. The shares will be reflected as outstanding when vested, and vested shares may be purchased by the recipient at par value.

The Company recognized expense of $250,000 related to restricted stock for the year ended December 31, 2004.

NOTE L—EMPLOYEE BENEFIT PLANS

The executive officers were granted bonuses based on return on the Company’s targets and individual performance as determined by the Compensation Committee. Incentive bonus compensation for all employees totaled $124,000 for 2004.

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective May 1, 2004, the Company adopted a tax-qualified employee savings plan (the Savings Plan). Pursuant to section 401(k) of the Code, eligible employees are able to make deferral contributions, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs. The Savings Plan provides for an up to 4% Company match and Company contributions vest 100% at the time of contribution. The Company expense under this plan was $57,000 for 2004.

NOTE M—TERMINATION COSTS

The Company recorded $365,000 in restructuring related costs in December 2004. These costs are related to severance and employee benefits to be provided to employees who were terminated. Substantially all of these costs are expected to be paid during 2005.

NOTE N—INCOME TAXES

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

The Company’s dividend to stockholders is based on its taxable income. The schedule below is provided to reconcile GAAP net income to taxable income.

GAAP net income	$644
Stock based compensation	501
Provision for loan losses	1,333
Other	257

Taxable income	$2,735

NOTE O—SUBSEQUENT EVENTS

On March 10, 2005, the Company’s board of directors declared a dividend related to the fourth quarter of 2004 of $0.20 per share. The total dividend of $2.1 million includes a capital gain distribution related to 2004 of $686,000.

On March 15, 2005, the Company issued notes payable (the “Junior Subordinated Notes”) of approximately $20.6 million due March 30, 2035 to a special purpose subsidiary, Sunset Financial Statutory Trust I, a Delaware statutory trust (the “Preferred Trust”). The Junior Subordinated Notes are subordinated to the Company’s existing debt. The Preferred Trust issued shares of its preferred beneficial interest (the “Preferred Securities”) to an unaffiliated party in exchange for approximately $20 million and issued shares of common beneficial interest to the Company for $619,000. The Junior Subordinated Notes and the Preferred Securities each bear interest at a floating rate that resets on a quarterly basis at the 90-day LIBOR plus 4.15% (approximately 7.05% as of March 15, 2005) and generally may not be redeemed prior to March 30, 2010. After payment of costs associated with the issuance of approximately $640,000, the proceeds from the sale of the Preferred Securities were approximately $19.4 million.

On March 21, 2005, the Company entered into Amendment No. 3 to our Senior Secured Credit Agreement dated March 22, 2004 with JPMorgan Chase Bank, N.A. Under the Amendment, JPMorgan renewed its $250 million residential mortgage warehouse line of credit on substantially similar terms as the original Credit

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement. Among other things, the Amendment includes the extension of the maturity date to March 20, 2006, the reduction of the minimum liquidity covenant to $12.5 million, and the elimination of the commercial loan sublimit with the exception of one pledged loan. JPMorgan and the Company also amended the Credit Agreement on March 2, 2005 in order to permit and accommodate the closing of the preferred trust securities transaction discussed above.

On March 31, 2005, the Company received a payment of $5.9 million related to the Mansion/Conference Center impaired loan (outstanding principal balance of $8.1 million prior to the payment) from the title company under the title insurance policy, and recorded a charge-off of $1.1 million against the impairment reserve. The title company has agreed to pay an additional $1.5 million under the title policy prior to the end of 2005.

NOTE P—SELECTED QUARTERLY DATA

The selected quarterly data is provided for the year ended December 31, 2004 since the Company did not have any significant operations until its initial public offering in March of 2004.

	2004
	Quarter Four	Quarter Three	Quarter Two	Quarter One
Interest revenue	$9,142	$5,989	$3,058	$44
Interest expense	5,347	3,118	1,345	32

Net interest income	3,795	2,871	1,713	12
Provision for loan losses	1,184	85	49	15
Securities gains	331	403	—	—
Loss on sale of loans	(48)	—	—	—
Operating expenses	1,946	1,756	1,493	1,540
Termination costs	365	—	—	—

Net income	$583	$1,433	$171	$(1,543)

Basis earnings per share	$0.06	$0.14	$0.02	$(0.73)
Diluted earnings per share	0.05	0.13	—	(0.85)

Financial Statement Schedule

Mortgage Loans on Real Estate

Description	Interest rate	Final maturity date	Periodic payment terms	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Securitized loans
Certificate SF-1 securitized 3 year ARM loans	3.99%	2034	Monthly	$—	$9,352	$9,637	$1,750
Certificate SF-2 securitized 5 year ARM loans	4.69%	2034	Monthly	—	71,452	73,443	160
Certificate SF-3 securitized 7 year ARM loans	4.65%	2034	Monthly	—	109,850	111,441	112
Certificates SB-1 through SB-6 subordinated tranches	4.63%	2034	Monthly	—	7,539	6,860	—

Residential mortgage loans
Floating rate ARM loans	4.25%	2034	Monthly	—	1,267	1,286	—
Fixed rate residential loans	6.01%	2034	Monthly	—	1,017	1,045	—

Commercial mortgage bridge loans
Retail mall	11.00%	2005	Interest monthly	—	14,735	14,637	—
Resort development	10.00%	2005	Interest monthly	—	9,975	9,950	—
Mansion/conference center	11.00%	2005	Interest quarterly	3,534	8,166	8,118	8,166
Cemetery/funeral home	10.00%	2005	Interest monthly	—	5,658	5,658	5,658
Multi-sports facility	12.00%	2005	Interest monthly	—	4,700	4,668	—
Apartments	11.00%	2005	Interest monthly	—	1,500	1,491	—

Total					$245,211	$248,234	$15,846

Balance at beginning of period						$—
Additions during period
New mortgage loans						303,510
Deductions during period
Collections of principal						(49,850)
Cost of mortgages sold						(4,735)
Amortization of premium						(691)

Balance at close of period						$248,234