Form 10-Q
period 2005-03-31
SUNSET FINANCIAL RESOURCES INC
filed 2005-05-13
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.001 par value)	10,475,000 as of May 10, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sunset Financial Resources, Inc

Consolidated Balance Sheets

(dollar amounts in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Mortgage assets
Mortgage backed securities, available for sale	$818,427	$614,154
Securitized hybrid adjustable rate mortgages	189,825	201,381
Hybrid adjustable rate residential mortgages	1,162	1,286
Fixed rate residential mortgages	939	1,045
Commercial mortgages	36,474	44,522

Total mortgage assets	1,046,827	862,388
Allowance for loan losses	(355)	(1,333)

Net mortgage assets	1,046,472	861,055
Cash and cash equivalents	22,630	25,700
Interest receivable	4,235	2,676
Fixed assets, net	776	861
Other assets	2,984	484
Hedging assets, net	8,389	2,716

Total assets	$1,085,486	$893,492

Liabilities
Whole loan financing facility	$—	$9,718
Reverse repurchase agreements	943,460	761,205
Trust preferred securities	20,000	—
Hedging liabilities	6	944
Accrued liabilities	4,525	2,367

Total liabilities	967,991	774,234

Commitments	—	—

Shareholders’ equity
Preferred stock, $.001 par value, authorized 50,000,000; no shares outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000; 10,475,000 and 10,450,000 outstanding, respectively	10	10
Additional paid in capital	119,295	119,219
Accumulated other comprehensive income	787	87
Retained earnings	(2,597)	(58)

Total shareholders’ equity	117,495	119,258

Total liabilities and shareholders’ equity	$1,085,486	$893,492

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statements of Operations (unaudited)

(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Interest and fee income	$10,171	$44
Interest expense	6,699	32

Net interest income	3,472	12
Provision for loan losses	76	15

Net interest income after provision	3,396	(3)
Operating expenses
Salaries and employee benefits	740	902
Professional fees	464	224
Other	749	414

Total operating expenses	1,953	1,540

Net income (loss)	$1,443	$(1,543)

Basic earnings per share	0.14	(0.73)
Diluted earnings per share	0.14	(0.85)

Weighted average basic shares	10,454	2,112
Weighted average diluted shares	10,454	2,118

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statement of Other Comprehensive Income (unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income (loss)	$1,443	$(1,543)
Other comprehensive income
Net unrealized loss on available for sale securities arising during the period	(8,337)	—
Net realized deferred gain on terminated effective hedges	1,061	—
Net unrealized gain on hedging instruments arising during the period	7,976	49

Other comprehensive income	$2,143	$(1,494)

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statement of Shareholders’ Equity (unaudited)

(dollar amounts in thousands)

	Common Stock	Paid in Capital	Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2004	$10	$119,219	$87	$(58)	$119,258
Amortization of restricted stock awards		58			58
Amortization of stock option awards		18			18
Unrealized gain on hedging instruments			7,976		7,976
Net realized deferred gain on terminated effective cash flow hedges			1,061		1,061

Unrealized loss on available for sale securities			(8,337)		(8,337)
Dividends declared of $0.38 per share				(3,982)	(3,982)
Net income				1,443	1,443

Balance at March 31, 2005	$10	$119,295	$787	$(2,597)	$117,495

Sunset Financial Resources, Inc

Consolidated Statement of Cash Flows (unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Operating activities
Net income (loss)	$1,443	$(1,543)
Adjustment to reconcile net income to net cash provided from operations
Stock based compensation expense	76	258
Provision for credit losses	76	15
Depreciation and amortization of fixed assets	91	7
Amortization of premium/discount	635	—
Amortization of net deferred hedge gain	(69)	—
Increase in accrued interest	(1,559)	(577)
Increase in other assets	(2,500)	(138)
Increase in accrued liabilities	2,158	728

Net cash provided by (used in) operating activities	351	(1,250)

Investing activities
Investment purchases, available for sale	(242,994)	—
Principal payments on investments	29,913	—
Loan purchases	—	(167,640)
Principal payments on loans	18,616	—
Purchase of fixed assets	(6)	(654)

Net cash used in investing activities	(194,471)	(168,294)

Financing activities
Net borrowings from reverse repurchase agreements	182,255	—
Net borrowings from whole loan financing facilities	(9,718)	100,423
Issuance of Trust Preferred securities	20,000	—
Net payments on shareholder notes	—	(145)
Deferred gain on terminated swap	1,130	—
Net proceeds from stock offering	—	118,652
Derivatives margin received	1,365	—
Dividends declared	(3,982)	—

Net cash provided by financing activities	191,050	218,930

Net (decrease) increase in cash	(3,070)	49,386

Cash and cash equivalents at the beginning of the period	25,700	44

Cash and cash equivalents at the end of the period	$22,630	$49,430

See notes to consolidated financial statements.

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

Note B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s books and records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States and include all of the Company’s accounts and its 100% owned subsidiaries, Sunset Investment Vehicle, Inc., Sunset Financial Statutory Trust I, and SFR Subsidiary, Inc. The Company consolidates all entities in which it has a controlling interest as determined by a majority ownership interest in the common stock of such entities or the ability to exercise control and consolidates any variable interest entities for which it is the primary beneficiary.

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

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings during the period of change. Amounts recorded in other comprehensive income are amortized to earnings in the period or periods during which the hedged item impacts earnings. For any derivative financial instruments not designated as fair value or cash flow hedges, gains and losses relate to the change in fair value are recognized in earnings during the period of change in fair value.

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

The Company records an expense for the fair value of stock based awards. Awards to non-employee service providers are measured on the earlier of (1) the performance commitment date or (2) the date the services required under the arrangement have been completed. The fair value is measured using the Black-Scholes option pricing model over the contractual term of the award. If performance of services has already occurred, expense is recorded based on the fair value on the date of grant.

Income Taxes

The Company will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and will be taxed as such beginning with the taxable year ended

December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant relief under certain statutory provisions.

Earnings per Share (EPS)

Earnings per share is calculated under SFAS Statement No. 128 “Earnings per Share.” As such, the dilutive effect of stock options and restricted stock is shown in the earnings per share calculation.

Recent Issued Accounting Pronouncements

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

NOTE C—INVESTMENT SECURITIES

The following table pertains to the Company’s available for sale mortgage-backed securities as of March 31, 2005, which are carried at fair value:

(in thousands)	Agency Securities	Non Agency Securities	Total
Par value	$612,959	$204,449	$817,408
Unamortized premium	9,378	1,767	11,145
Unamortized discount	(667)	(60)	(727)

Amortized cost	621,670	206,156	827,826
Gross unrealized gains	19	3	22
Gross unrealized losses	(7,249)	(2,172)	(9,421)

Estimated fair value	$614,440	$203,987	$818,427

All of these securities were acquired subsequent to March 31, 2004.

The Company does not believe unrealized losses, individually or in the aggregate, as of March 31, 2005 represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

The following table shows the initial fixed interest periods for the investment securities portfolio.

Interest Reset Profile	Fair Value (in thousands)
Floating	65,924
Initial 5 year fixed period	752,503

Total	818,427

NOTE D—MORTGAGE LOANS

The loan balances, including securitized loans, by original fixed period are shown in the following table.

Initial Fixed Term (in thousands)	Loan Balance	Premium	Book Value
Fixed rates	911	28	939
3 year fixed	7,992	228	8,220
5 year fixed	65,806	1,832	67,638
7 year fixed (and other)	114,266	863	115,129

Total	188,975	2,951	191,926

In the residential loan portfolio, five loans were past due 30 days totaling $1.5 million (or 0.78%) and one loan totaling $224,000 (or 0.12%) was delinquent in excess of 60 days.

In addition to residential mortgage loans, the Company invests in commercial mortgage bridge loans. The amounts in the table are the loan balances, which are gross of $94,000 of deferred fees. The characteristics of these loans are in the following table.

Type of Property (in millions)	Loan Amount	Interest Rate	Location	Participation
Retail Mall (pledged)	$14.7	11%	FL	No
Resort Development	10.0	10%	NC	Yes
Cemetery / Funeral Home	5.7	10%	HI	Yes
Multi-Sport Facility	4.7	12%	NJ	No
Apartments	1.5	11%	IL	No

Total	$36.6

The commercial loan portfolio contains two nonaccrual loans that total $10.4 million (or 28% of the total). These loans have been evaluated for impairment under SFAS 114 “Accounting by Creditors for Impairment of a Loan—an amendment to FASB Statements No. 5 and 15”.

The Cemetery / Funeral Home loan is in default, having failed to pay principal and interest when due. Our participation represents approximately 18% of the total loan. One of the participants (who holds $14.0 million of the outstanding principal balance, or 44%) has a senior priority to us in the cash flows. We are on a pari passu basis with the other participant, who is the lead lender and servicer of the loan. Foreclosure proceedings have begun on this loan. At March 31, 2005, we concluded the loan was impaired and based on the estimated net realizable value of the collateral securing the loan determined that no impairment reserve was required.

The Multi-Sport Facility loan is delinquent in excess of 90 days as of March 31, 2005, and continues to experience cash flow shortfalls due to lower than expected lease income. At March 31, 2005, we concluded the loan was impaired and based on the estimated net realizable value of the collateral securing the loan determined that no impairment reserve was required.

During the first quarter of 2005, the Company elected to accept a settlement offer under a title insurance policy related to the impaired loan secured by the Mansion/Conference center. Under this settlement, the Company received $5.9 million in cash on March 31, 2005 with an additional payment of $1.5 million to be paid on or before December 31, 2005.

In recording this settlement, the loan was retired, a $1.5 million insurance receivable was recorded in other assets on a discounted basis, $214,000 was recorded as interest income related to the impaired loan, and a charge-off of approximately $1.1 million was recorded against the allowance for loan losses.

The table shows the activity in the Company’s allowance for loan losses.

(in thousands)	2005	2004
Balance at December 31, 2004 and 2003	$1,333	$—
Provision	76	15
Charge-offs	1,054	—

Balance at March 31, 2005 and 2004	$355	$15

NOTE E—CASH AND CASH EQUIVALENTS

As of March 31, 2005, the Company had $22.6 million in cash and equivalents. This included both interest bearing and non-interest bearing bank balances. These balances along with other eligible collateral give the Company total liquidity, as defined, of $46.5 million exceeding the liquidity requirement of $12.5 million under the warehouse line of credit.

At March 31, 2005, none of the cash balances were pledged to support margin calls on derivatives or reverse repurchase agreements.

NOTE F—HEDGING

As of March 31, 2005, the Company had hedged a portion of its interest rate risk by entering into interest rate swaps (designated as cash flow hedges) to extend the duration of its short term borrowings. For the period, no ineffectiveness was recognized. Swaps with a notional balance of $63 million were terminated at a net gain of $1.1 million during the first quarter of 2005. Any net gain or loss on terminated effective hedges is deferred and amortized into interest expense over the remaining term of the swaps. Total notional outstanding at March 31, 2005 was $749.2 million with a fair market value of $9.7 million.

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$—	—%
Maturing between one and two years	338,200	3.06
Maturing between two and three years	80,060	3.59
Maturing between three and five years	330,900	4.17
Maturing in over five years	—	—

Total	$749,160	3.61%

As of March 31, 2005, 31 swaps were in a gain position totaling $9.8 million (shown net of $1.4 million in cash collateral posted by a counter party) and one swap was in a loss position totaling $6,000. The Company has counterparty credit risk related to its swaps that are in a gain position. At March 31, 2005 the Company’s maximum credit exposure to a single counterparty was $5.2 million. To mitigate this risk, the Company only enters into swap transactions with investment grade institutions.

NOTE G—DEBT

The Company has a $250 million warehouse line of credit that is used to finance the purchase of residential mortgage loans. The commercial loan secured by the Retail Mall is also eligible collateral under this facility. This facility bears interest at LIBOR plus a spread and includes a facility fee. This facility matures on March 20, 2006.

As of March 31, 2005, there were no amounts outstanding under this facility.

On March 15, 2005, the Company issued $20 million in trust preferred securities. This debt bears interest at 90 day LIBOR plus 4.15%. The current interest rate is 7.04%.

The Company has arrangements to enter into reverse repurchase agreements with 13 financial institutions under facilities totaling $2.4 billion. Outstanding at March 31, 2005 was $943 million with a weighted average rate of 2.83% and a weighted average remaining maturity of 60 days. Securities and securitized loans pledged had a face value of $989 million and a market value of $986 million as of March 31, 2005.

As of March 31, 2005, the reverse repurchase agreements mature from April 2005 to September 2005.

As of March 31, 2005, the Company had amounts outstanding under repurchase agreements with nine lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of approximately $9 million.

The following table summarizes the maturities of the Company’s reverse repurchase agreements.

Maturing within	Amount
Overnight	$45,657
Within 30 days	391,272
30 to 90 days	351,711
Over 90 days	154,820

Total	$943,460

NOTE H—STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2005, 25,000 shares of restricted stock vested. These share are now reflected as outstanding. The Company recognized expense of $58,000 and $61,000 in the quarters ended March 31, 2005 and March 31, 2004, respectively.

Options on 262,000 shares and warrants for 233,000 shares were outstanding to purchase Company common stock at $13 per share. These options and warrants were anti-dilutive, but may be dilutive in future periods. The Company recognized expense related to stock options of $18,000 and $6,000 in the quarters ended March 31, 2005 and March 31, 2004, respectively.

Other comprehensive income at March 31, 2005 consisted of a $9.4 million loss related to the mark to market of available for sale investment securities, a $9.7 million gain related to the mark to market of interest rate swaps, and $438,000 of net deferred gains on terminated effective cash flow hedges.

NOTE I—INCOME TAXES

The Company will elect to be taxed as a REIT commencing with the taxable year ended December 31, 2004.

The Company’s dividend to stockholders is based on its taxable income. The schedule below is provided to reconcile GAAP net income to taxable income.

Amount
GAAP net income	$1,443
Charge-off	(1,054)
Vesting of restricted stock	(236)
Provision	76
Stock based compensation	76
Other	(34)

Taxable income	$271

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

Executive Overview

We are a self-managed REIT that was formed as a Maryland Corporation in October 2003 to acquire a portfolio of residential mortgage loans and commercial mortgage bridge loans (including loans that we will own jointly with others) in the United States. We now focus on owning, managing and financing a portfolio of mortgage assets that primarily consists of agency mortgage-backed and “AAA” rated securities and residential mortgage and commercial mortgage bridge loans. Our principal business objective is to maintain a portfolio of residential and commercial mortgage assets such that the interest income on our assets exceeds our costs to hedge and finance these assets.

Our fiscal year end is December 31. We will be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004, thereby generally avoiding federal income taxes on our taxable income that we distribute currently to our stockholders.

The quarter ended March 31, 2005 is the first quarter of our second year of operations. For the quarter, we had net income of $1.4 million or $0.14 per diluted share, and our board of directors declared a dividend of $0.18 per share payable on April 21, 2005 to shareholders of record on April 11, 2005.

We completed our initial public offering in March of 2004. Our balance sheet comparisons show significant asset growth and most of the income statement comparisons are not meaningful due to the short period of time that we had earning assets in the prior year.

Items of note for our first quarter of 2005 were:

•	Total assets at March 31, 2005 of $1.1 billion compared to $893 million at December 31, 2004 and $218 million at March 31, 2004.

•	Residential mortgage related assets at March 31, 2005 totaled $1.0 billion, compared to $818 million at December 31, 2004 and $156 million at March 31, 2004.

•	Commercial mortgage related assets at March 31, 2005 totaled $36 million, compared to $45 million at December 31, 2004 and $12 million at March 31, 2004.

•	Net interest income for the first quarter of 2005 totaled $3.5 million, compared to $3.8 million in the fourth quarter of 2004.

•	Net income for the first quarter of 2005 totaled $1.4 million, compared to $583,000 in the fourth quarter of 2004 and a loss of $1.5 million in the first quarter of 2004.

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

Our loan portfolio consists of residential loans and commercial mortgage bridge loans. Due to our brief operating history, we have limited historical data related to losses inherent in our portfolio. In establishing our loan loss provision and allowance policy, we utilized publicly available information regarding losses realized on similar types of assets. This resulted in our establishing initial provision rates of 10 basis points for our residential mortgage loans and 25 basis points for our commercial mortgage bridge loans. In addition to this general reserve for losses, commercial mortgages are evaluated individually for impairment. Any loan past due in excess of 60 days is evaluated, but other loans may be included in this analysis based on specific facts and circumstances. All impaired loans are evaluated in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” SFAS No. 114 requires that impaired loans are evaluated based on a discounted cash flow analysis, or, if the loan is considered collateral dependent, on the fair value of the collateral less the estimated cost to sell. Any specific allowance is established as a component of the allowance for loan losses. The ultimate net realizable value of the collateral securing our mortgage loans may impact any actual losses incurred.

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

Financial Condition

Total assets were $1.1 billion at March 31, 2005, which included earning assets of $1.0 billion. The earning assets break down into $1.0 billion, or 97%, related to residential mortgages and $36 million, or 3%, related to commercial mortgage bridge loans.

The residential assets are composed of $818 million of available for sale securities, $190 million of purchased loans that were subsequently securitized, and $2 million of whole loans.

Our investment portfolio consists of agency and AAA rated mortgage backed securities. The characteristics of the mortgage backed securities are outlined in the following tables.

(in thousands)	Agency Securities	Non Agency Securities	Total
Par value	$612,959	$204,449	$817,408
Unamortized premium	9,378	1,767	11,145
Unamortized discount	(667)	(60)	(727)

Amortized cost	621,670	206,156	827,826
Gross unrealized gains	19	3	22
Gross unrealized losses	(7,249)	(2,172)	(9,421)

Estimated fair value	$614,440	$203,987	$818,427

Interest Reset Profile	Fair Value (in thousands)
Floating	$65,924
Initial 5 year fixed period	752,503

Total	$818,427

All of the securities were purchased during the last 12 months. We have reviewed the unrealized losses on the securities, and, in our opinion, none of these losses are other than temporary.

As of March 31, 2005, our residential loan portfolio (including securitized loans) totaled $192 million — $900,000 in fixed rate loans, $188 million in floating rate loans and net premium of $3 million.

The floating rate loan portfolio was comprised of loans with initial fixed rate interest periods of 3 years – 4%, 5 years – 35%, and 7 years (and other) – 61%.

As of March 31, 2005, the agency securities in our portfolio had an average of 49 months to reset and the non-agency securities had 52 months to reset.

In our residential portfolio, six loans or $1.7 million (or 0.90%) are delinquent.

In addition to the residential loans, we had a portfolio of commercial mortgage bridge loans. These loans are all carried at par. The following table outlines their relevant characteristics. The loan amounts are shown before the deduction of any deferred fees.

Type of Property (in millions)	Loan Amount	Interest Rate	Location	Participation
Retail Mall (pledged)	$14.7	11%	FL	No
Resort Development	10.0	10%	NC	Yes
Cemetery / Funeral Home	5.7	10%	HI	Yes
Multi-Sport Facility	4.7	12%	NJ	No
Apartments	1.5	11%	IL	No

Total	$36.6

During the first quarter of 2005, we elected to accept a settlement offer under our title insurance policy related to our impaired loan secured by the Mansion/Conference center. Under this settlement, we received $5.9 million in cash on March 31, 2005 with an additional payment of $1.5 million to be paid on or before December 31, 2005.

In recording this settlement, the loan was retired, a $1.5 million insurance receivable was recorded in other assets on a discounted basis, $214,000 was recorded as interest income related to the impaired loan, and a charge-off of approximately $1.1 million was recorded against the allowance for loan losses.

As of March 31, 2005, two of the loans in our commercial loan portfolio were on nonaccrual status and had an aggregate balance of $10.4 million (28% of the total by principal balance). We have evaluated these loans for impairment under SFAS 114

“Accounting by Creditors for Impairment of a Loan—an amendment to FASB Statements No. 5 and 15.” Based on our analysis, no specific impairment reserve is required.

The Cemetery / Funeral Home loan is in default, having failed to pay principal and interest when due. Our participation represents approximately 18% of the total loan. One of the participants (who holds $14.0 million of the outstanding principal balance, or 44%) has a senior priority to us in the cash flows. We are on a pari passu basis with the other participant, who is the lead lender and servicer of the loan. Foreclosure proceedings have begun on this loan. At March 31, 2005, we concluded the loan was impaired and based on the estimated net realizable value of the collateral securing the loan determined that no impairment reserve was required.

The Multi-Sport Facility loan is delinquent in excess of 90 days as of March 31, 2005, and continues to experience cash flow shortfalls due to lower than expected lease income. At March 31, 2005, we concluded the loan was impaired and based on the estimated net realizable value of the collateral securing the loan determined that no impairment reserve was required.

Our allowance for loan losses is to cover losses inherent in both our residential and commercial portfolios. Due to our brief operating history, we have limited historical data related to our specific loans. In establishing our loan loss provision and allowance policy, we utilized publicly available information regarding losses realized on similar types of assets. This resulted in our establishing initial provision rates of 10 basis points for our residential mortgage loans and 25 basis points for our commercial mortgages bridge loans. This general provision rate resulted in recording a provision of $76,000 for the first quarter of 2005 and $15,000 for the first quarter of 2004. In addition to this general reserve for losses, commercial mortgages are evaluated individually for impairment. Any loan past due in excess of 60 days is evaluated, but other loans may be included in this analysis based on specific facts and circumstances. During the first quarter of 2005, a $1.1 million charge-off was recorded in our settlement of the Mansion / Conference Center loan for which a specific reserve had been established. As of March 31, 2004 and 2005, we did not have any specific reserves for impaired loans.

On March 31, 2005, we had $22.6 million in cash and cash equivalents. These balances were maintained in available balances to meet our liquidity requirements under our borrowing arrangements and to meet our operating requirements.

Securities and securitized loans are financed through the use of reverse repurchase agreements. We had lines with 13 financial institutions as of March 31, 2005 totaling $2.4 billion. We had borrowings with nine institutions totaling $943 million in reverse repurchase agreements outstanding with an average rate of 2.83% and an average remaining maturity of 60 days.

Our borrowings generally have a shorter maturity than our assets which creates an interest rate mismatch. We use derivative instruments to extend the interest rate characteristics of our borrowings. As of March 31, 2005, we had 32 fixed-pay interest rate swaps with a notional balance of $749 million outstanding. These swaps are accounted for as cash flow hedges of our forecasted borrowings.

The fair market value of the swaps is recorded on the balance sheet as a hedging asset or liability. Thirty one of the swaps are in a gain position of approximately $9.8 million shown as an asset (net of any collateral posted by counterparties), and one of the swaps is in a loss position of approximately $6,000 shown as a liability.

The maturity characteristics and average rate by maturity characteristic are shown in the following table.

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$—	—%
Maturing between one and two years	338,200	3.06
Maturing between two and three years	80,060	3.59
Maturing between three and five years	330,900	4.17
Maturing in over five years	—	—

Total	$749,160	3.61%

We renewed our warehouse line of credit under substantially the same terms, except for the commercial mortgage sub-limit. The commercial sub-limit was not renewed, except for allowing the Retail Mall loan to remain as eligible collateral until the occurrence of specific events.

On March 15, 2005, we issued $20 million in trust preferred securities. This debt offering will be used to finance our commercial loans. This debt bears interest at 90 day LIBOR plus 4.15%. For the first three month period the interest rate is 7.04%.

RESULTS OF OPERATIONS

Our net income was $1.4 million for the first quarter of 2005 compared to a loss of $1.5 million in the first quarter of 2004. The primary reason for the change in results was the result of a full quarter of operations in the first quarter of 2005 versus the first quarter of 2004 where our initial public offering occurred late in the quarter.

Net interest income for the quarter totaled $3.5 million made up of $10.2 million of interest income offset by $6.7 million of interest expense. The following tables show average earning assets / yield and the average borrowings / cost for the first quarter of 2005 and the fourth quarter of 2004 for comparative purposes.

First Quarter 2005	Avg. Balance	Income/Expense	Yield/Cost
Residential assets	$878,454	$9,112	4.21%
Commercial assets	44,457	975	8.90
Other investments	10,969	84	3.09

Total interest earning assets	933,880	10,171	4.42

Other assets	13,442

Total assets	$947,322

Warehouse borrowing	$4,751	54	4.61
Repurchase agreements	814,864	5,270	2.62
Trust preferred borrowing	3,556	64	7.25

Total borrowings	823,171	5,388	2.65
Derivative expense		1,155.57
Warehouse fee		156.08

Total interest bearing liabilities	823,171	6,699	3.30

Other liabilities	3,196
Equity	120,955

Total liabilities and equity	$947,322

Net interest spread		$3,472	1.12

Net interest margin			1.51

Fourth Quarter 2004	Avg. Balance	Income/Expense	Yield/Cost
Residential assets	$754,493	$8,066	4.25%
Commercial assets	52,839	1,026	7.72
Other investments	7,733	50	2.59

Total interest earning assets	815,065	9,142	4.46

Other assets	10,403

Total assets	$825,468

Warehouse borrowing	$9,995	116	4.62
Repurchase agreements	691,943	3,691	2.12

Total borrowings	701,938	3,807	2.16
Derivative expense		1,380.78
Warehouse fee		160.09

Total interest bearing liabilities	701,938	5,347	3.03

Other liabilities	3,716
Equity	119,814

Total liabilities and equity	$825,468

Net interest spread		$3,795	1.43

Net interest margin			1.85

No adjustment has been made to the average balances for nonaccrual loans.

Our loan loss provision of $76,000 and $15,000 for the first quarter of 2005 and 2004 respectively, was our general loan loss provision and did not reflect any impairment provision for impaired loans.

Operating expenses for the first quarter or 2005 totaled $2.0 million and compared to $1.5 million in the first quarter of 2004. A five quarter trend of our operating expenses is shown in the following table.

Category	2004 First Quarter	2004 Second Quarter	2004 Third Quarter	2004 Fourth Quarter	2005 First Quarter
Salaries & benefits	$902	$543	$660	$759	$740
Professional fees	224	315	349	263	464
Facilities & equipment	23	307	399	385	416
Insurance	65	204	192	190	176
Credit expense	—	—	—	121	18
Other	326	124	156	228	139
Termination costs	—	—	—	365	—

Total	$1,540	$1,493	$1,756	$2,311	$1,953

Our operating expenses in the first quarter of 2005 have increased from the fourth quarter of 2004, primarily as a result of higher professional fees. The change in expenses from the first quarter of 2004 is a reflection of the start-up nature of expenses in the prior year versus a full quarter of operating expenses in the first quarter of 2005.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations on a timely and cost-effective basis. On March 31, 2005, we had liquidity of $46.5 million, consisting of eligible ARM assets and cash and cash equivalents. We believe that our liquidity level as of March 31, 2005 fully meets our current operating requirements.

Our primary sources of funds for the quarter ended March 31, 2005 consisted of reverse repurchase agreements, principal and interest payments, and the proceeds from the Trust Preferred offering. In the future, we expect to continue to utilize these sources as well as potentially the issuance of debt or equity securities.

Our whole loan financing facility has a committed borrowing capacity of $250 million and matures in March 2006. The interest rate on the whole loan financing facility is indexed to one-month LIBOR and is subject to daily adjustment. As of March 31, 2005, we did not have any outstanding balances under this facility.

The whole loan financing facility contains both financial and non-financial covenants. Significant covenants include limitations on our ability to incur indebtedness beyond specified levels, certain financial covenants and restrictions on our ability to incur liens on assets. As of March 31, 2005, we are in compliance with all financial and non-financial covenants on our whole loan financing facility.

As of March 31, 2005, we had reverse repurchase lines with 13 financial institutions with a total capacity of $2.4 billion. We had outstanding borrowings of $943 million with nine of these institutions.

At March 31, 2005, or internal allocation showed 84% of our equity was supporting the residential portfolio and 16% was supporting the commercial portfolio. The leverage associated with this equity stood at 9.6 times for residential, 1.1 times for commercial.

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

The most important measure we use in measuring interest rate risk is the duration gap, which reflects the weighted average duration of our assets minus the weighted average duration of our liabilities. The duration measure itself is calculated by a service provider utilizing Monte Carlo simulation of 200 interest rate scenarios. At the end of the first quarter, our duration was -0.08 years. The effective duration of mortgage assets changes as interest rates change, because the cash flows of the mortgage securities we own are dependent on the realized path of interest rates. In general, as interest rates decline, the effective duration of our mortgage assets decline and vice versa. In our opinion, a duration of between plus or minus 0.15 approximates a zero duration. In addition to our duration gap, we monitor the projected market value of our interest sensitive assets and liabilities.

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

Instantaneous parallel shift in yield curve	$ change in net assets (in thousands)	Change in net assets as a % of adjusted equity
+100	$(4,908)	(4.44)%
+50	(1,432)	(1.29)
-50	(439)	(0.40)
-100	(2,275)	(2.06)

Other Matters

The Internal Revenue Code of 1986, as amended (the Code), requires that at least 75% of our total assets must be Qualified REIT Assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of March 31, 2005, we calculated that we were in compliance with each of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of March 31, 2005, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

Item 4. CONTROLS AND PROCEDURES

Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of March 31, 2005, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2005. There have been no changes to internal controls over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2005 that have materially affected, or is reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2005 there were no pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 6, 2005. At the annual meeting, the Company’s stockholders elected each of the six nominees to the board of directors for a one-year term:

Nominee	For	Withheld	Exception
J. Bert Watson	6,003,409	4,198,735	12,260
Rodney E. Bennett	5,990,955	4,211,189	24,714
George A. Murray	6,012,569	4,189,575	3,100
Joseph P. Stingone	6,015,369	4,186,775	300
G. Steven Dawson	6,013,469	4,188,675	2,200
George O. Deehan	6,015,669	4,186,475	—

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits – see “Exhibit Index”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunset Financial Resources, Inc

By:	/s/ John Bert Watson
John Bert Watson
President and Chief Executive Officer

/s/ John Bert Watson	May 12, 2005
John Bert Watson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Pannell	May 12, 2005
Michael Pannell
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
31.1*	Certification of Chief Executive Officer pursuant to Securities Act Rules 13A-14 and 15D-15

31.2*	Certification of Chief Financial Officer pursuant to Securities Act Rules 13A-14 and 15D-15

32.1**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*	filed herewith
**	furnished herewith