Form 10-Q
period 2005-06-30
SUNSET FINANCIAL RESOURCES INC
filed 2005-08-15
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Registrant’s telephone number, including area code: (904) 425-4575

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.001 par value)	10,475,000 as of August 10, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sunset Financial Resources, Inc

Consolidated Balance Sheets

(dollar amounts in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Mortgage assets
Mortgage backed securities, available for sale	$896,099	$614,154
Securitized hybrid adjustable rate mortgages	180,089	201,381
Hybrid adjustable rate residential mortgages	1,159	1,286
Fixed rate residential mortgages	936	1,045
Commercial mortgages	29,726	44,522

Total mortgage assets	1,108,009	862,388
Allowance for loan losses	(6,077)	(1,333)

Net mortgage assets	1,101,932	861,055
Cash and cash equivalents	10,802	25,700
Interest receivable	4,273	2,676
Fixed assets, net	688	861
Other assets	16,150	484
Hedging assets	4,173	2,716

Total assets	$1,138,018	$893,492

Liabilities
Whole loan financing facility	$—	$9,718
Reverse repurchase agreements	1,002,368	761,205
Trust preferred securities	20,000	—
Hedging liabilities	2,704	944
Accured liabilities	3,249	2,367

Total liablilities	1,028,321	774,234

Commitments	—	—

Shareholders’ equity
Preferred stock, $.001 par value, authorized 50,000,000; no shares outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000; 10,475,000 and 10,450,000 outstanding, respectively	10	10
Additional paid in capital	119,330	119,219
Accumulated other comprehensive income	(1,954)	87
Retained earnings (deficit)	(7,689)	(58)

Total shareholders’ equity	109,697	119,258

Total liabilities and shareholders’ equity	$1,138,018	$893,492

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statements of Operations (unaudited)

(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Interest and fee income	$11,802	$3,058	$21,973	$3,102
Interest expense	9,031	1,345	15,730	1,377

Net interest income	2,771	1,713	6,243	1,725
Provision for loan losses	5,722	49	5,798	64

Net interest income after provision	(2,951)	1,664	445	1,661
Securities gains	8		8
Operating expenses
Salaries and employee benefits	564	543	1,304	1,445
Professional fees	756	315	1,220	539
Other	830	635	1,579	1,049

Total operating expenses	2,150	1,493	4,103	3,033

Net income (loss)	$(5,093)	$171	$(3,650)	$(1,372)

Basic earnings (loss) per share	(0.49)	0.02	(0.35)	(0.22)
Diluted earnings (loss) per share	(0.49)	—	(0.36)	(0.25)

Weighted average basic shares	10,475	10,450	10,465	6,281
Weighted average diluted shares	10,477	10,458	10,467	6,290

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statement of Other Comprehensive Income (unaudited)

(dollar amounts in thousands)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income (loss)	$(5,093)	$171	$(3,650)	$(1,372)
Other comprehensive income

Net unrealized gain (loss) on available for sale securities arising during the period	5,886	152	(2,451)	152
Net realized deferred gain (loss) on terminated effective hedges	(347)	—	714	—
Net unrealized gain (loss) on hedging instruments arising during the period	(8,280)	2,547	(304)	2,596

Other comprehensive income (loss)	$(7,834)	$2,870	$(5,691)	$1,376

See notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statement of Shareholders’ Equity (unaudited)

(dollar amounts in thousands)

	Common Stock	Paid in Capital	Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2004	$10	$119,219	$87	$(58)	$119,258

Amortization of restricted stock awards		73			73
Amortization of stock option awards		38			38
Unrealized loss on hedging instruments			(304)		(304)
Net realized deferred gain on terminated effective cash flow hedges			714		714

Unrealized loss on available for sale securities			(2,451)		(2,451)
Dividends declared of $0.38 per share				(3,981)	(3,981)
Net income				(3,650)	(3,650)

Balance at June 30, 2005	$10	$119,330	$(1,954)	$(7,689)	$109,697

See notes to consolidated financial statements

Sunset Financial Resources, Inc

Consolidated Statement of Cash Flows (unaudited)

(dollar amounts in thousands)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Operating activities
Net income (loss)	$(3,650)	$(1,372)
Adjustment to reconcile net income to net cash provided from operations
Stock based compensation expense	111	339
Provision for credit losses	5,798	64
Depreciation and amortization of fixed assets	182	33
Amortization of premium/discount	1,476	323
Hedge ineffectiveness	—	(6)
Amortization of net deferred hedge gain	(312)	—
Increase in accrued interest	(1,597)	(1,523)
Increase in other assets	(15,666)	(2,123)
Increase in accrued liabilities	882	891

Net cash provided by (used in) operating activities	(12,776)	(3,374)

Investing activities
Investment purchases, available for sale	(408,020)	(128,801)
Principal payments on investments	90,048	519
Sales of investment securities, available for sale	32,324	—
Loan and securitized loan purchases	(10,079)	(282,310)
Principal payments on loans	45,123	12,565
Purchase of fixed assets	(9)	(781)

Net cash used in investing activities	(250,613)	(398,808)

Financing activities
Net borrowings from reverse repurchase agreements	241,163	301,589
Net payment on whole loan financing facilities	(9,718)	—
Issuance of Trust Preferred securities	20,000	—
Net payments on shareholder notes	—	(145)
Deferred gain on terminated swap	1,027	—
Net proceeds from stock offering	—	118,680
Dividends declared	(3,981)	—

Net cash provided by financing activities	248,491	420,124

Net (decrease) increase in cash	(14,898)	17,942

Cash and cash equivalents at the beginning of the period	25,700	44

Cash and cash equivalents at the end of the period	$10,802	$17,986

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

Profit and Loss Allocations and Distributions

As a REIT, the Company intends to declare regular quarterly distributions in order to distribute substantially all of its REIT taxable income to its stockholders each year.

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

Securitized Mortgage Loans

The Company utilized securitization as a method of increasing the financing options for its residential mortgage loans. When the loans are transferred to a securitization trust, they are reclassified on the balance sheet from loans to securitized loans reflecting the change in ownership structure. This transfer does not qualify as a sale and is made at book value due to the ownership interest the Company maintains in the beneficial interest of the securitized loans.

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

Allowance for Loan Losses

The Company provides an allowance for loan losses related to its loan portfolio. Loan loss provisions are based on an assessment of numerous factors affecting the portfolio of mortgage assets, including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages, collateral values of properties securing loans and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known. Loans delinquent in excess of 90 days are evaluated for charge-off. Loans are charged-off when, in the opinion of management, the balance is no longer collectable.

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

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings during the period of change. Amounts recorded in other comprehensive income are amortized to earnings in the period or periods during which the hedged item impacts earnings. For any derivative financial instruments not designated as fair value or cash flow hedges, gains and losses relating to the change in fair value are recognized in earnings during the period of change in fair value.

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

The Company records an expense for the fair value of stock based awards. Awards to non-employee service providers are measured on the earlier of (1) the performance commitment date or (2) the date the services required under the arrangement have been completed. The fair value is measured using the Black-Scholes option pricing model and expense is recorded over the contractual term of the award. If performance of services has already occurred, expense is recorded based on the fair value on the date of grant.

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

Recent Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including, determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments was to apply prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. In October 2004, the Financial Accounting Standards Board (“FASB”) issued FSP 03-1-1, Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment, delaying the effective date for the recognition and measurement guidance of EITF 03-1 until certain implementation issues are addressed and final implementation guidance is issued. The required disclosures of EITF 03-1 remain in effect and are provided in the “Investment Securities” footnote.

NOTE C—INVESTMENT SECURITIES

The following table pertains to the Company’s available for sale mortgage-backed securities as of June 30, 2005, which are carried at fair value:

(in thousands)	Agency Securities	Non Agency Securities	Total
Par value	$598,437	$291,547	$889,984
Unamortized premium	8,517	2,288	10,805
Unamortized discount	(687)	(490)	(1,177)

Amortized cost	606,267	293,345	899,612
Gross unrealized gains	806	67	873
Gross unrealized losses	(3,375)	(1,011)	(4,386)

Estimated fair value	$603,698	$292,401	$896,099

At June 30, 2005 the Company had gross unrealized losses of $4.4 million related to 39 securities with an amortized cost of $662 million. None of these securities had been in a continuous loss position for greater than twelve months. The unrealized losses relate to 26 agency securities with a cost basis of $415 million ($3.4 million in unrealized losses) and 13 AAA rated securities with a cost basis of $247 million ($1.0 million in unrealized losses).

The Company does not believe unrealized losses, individually or in the aggregate as of June 30, 2005, represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

The following table shows the initial fixed interest periods for the investment securities portfolio.

Interest reset profile	Fair Value (in thousands)
Floating	$71,998
Initial 3 year fixed period	57,840
Initial 5 year fixed period	750,808
Initial 7 year fixed period	15,453

Total	$896,099

NOTE D—MORTGAGE LOANS

The loan balances, including securitized loans, by original fixed period are shown in the following table.

Initial Fixed Term (in thousands)	Loan Balance	Premium	Book Value
Fixed rates	$908	$28	$936
3 year fixed	6,661	187	6,848
5 year fixed	61,637	1,716	63,353
7 year fixed (and other)	110,239	808	111,047

Total	$179,445	$2,739	$182,184

In the residential loan portfolio, three loans were past due 30 days totaling $1.1 million (or 0.62%).

In addition to residential mortgage loans, the Company invests in commercial mortgage bridge loans. The amounts in the table are the loan balances, which are gross of $494,000 of deferred fees. The characteristics of these loans are in the following table.

Type of Property (in millions)	Loan Amount	Interest Rate	Maturity	Location	Participation
Resort Development	$15.6	13%	Jun 2006	NC	No
Cemetery / Funeral Home	5.7	10%	Matured	HI	Yes
Multi-Sport Facility	4.7	12%	Sept 2005	NJ	No
Retail development	4.2	11%	Jun 2006	FL	No

Total	$30.2

The commercial loan portfolio contains two nonaccrual loans that total $10.4 million (or 34% of the total). These loans have been evaluated for impairment under SFAS 114 “Accounting by Creditors for Impairment of a Loan—an amendment to FASB Statements No. 5 and 15”.

The Cemetery / Funeral Home loan is in default, having failed to pay principal and interest when due. Our participation represents approximately 18% of the total loan. One of the participants (who holds $14.0 million of the outstanding principal balance, or 44%) has a senior priority to us in the cash flows. We are on a pari passu basis with the other participant, who is the lead lender and servicer of the loan. Foreclosure proceedings began in the first quarter, but were suspended in the second quarter due to issues encountered in obtaining a license to operate the facilities. The Company concluded that, based on the estimated net realizable value of the collateral securing the loan, an impairment reserve of $5.7 million was required at June 30, 2005.

The Multi-Sport Facility loan is delinquent and in default having failed to make interest payments when due, and continues to experience cash flow shortfalls due to lower than expected lease income. We concluded the loan was impaired, but based on the estimated net realizable value of the collateral securing the loan determined that no impairment reserve was required at June 30, 2005.

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

The table below shows the activity in the Company’s allowance for loan losses.

(in thousands)	2005	2004
Balance at December 31, 2004 and 2003	$1,333	$—
Provision	5,798	64
Charge-offs	(1,054)	—

Balance at June 30, 2005 and 2004	$6,077	$64

NOTE E—CASH AND CASH EQUIVALENTS

As of June 30, 2005, the Company had $10.8 million in cash and cash equivalents. This included both interest bearing and non-interest bearing bank balances. These balances along with other eligible collateral give the Company total liquidity of $43.4 million.

At June 30, 2005, none of the cash balances were pledged to support margin calls on derivatives or reverse repurchase agreements.

NOTE F—HEDGING

As of June 30, 2005, the Company had hedged a portion of its interest rate risk by entering into interest rate swaps (designated as cash flow hedges) to extend the duration of its short term borrowings. For the period, no ineffectiveness was recognized. Swaps with a notional balance of $172.8 million were terminated at a net gain of $1.1 million during the first six months of 2005. Any net gain or loss on terminated effective hedges is deferred and amortized into interest expense over the remaining term of the swaps. Total notional outstanding at June 30, 2005 was $795.3 million with a fair market value of $1.5 million.

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$10,800	3.16%
Maturing between one and two years	439,460	3.23
Maturing between two and three years	134,000	3.94
Maturing between three and five years	211,100	4.27
Maturing in over five years	—	—

Total	$795,360	3.62%

As of June 30, 2005, twenty one swaps were in a gain position totaling $4.2 million and nine swaps were in a loss position totaling $2.7 million. The Company has counterparty credit risk related to its swaps that are in a gain position. At June 30, 2005, the Company’s maximum net credit exposure to a single counterparty was $2.0 million. To mitigate this risk, the Company only enters into swap transactions with investment grade institutions.

NOTE G—DEBT

At June 30, 2005 the Company was in default, and had received a waiver of this default, related to the three month earnings test under its $250 million warehouse line of credit. There were no amounts outstanding under this facility. Effective August 9, the warehouse line of credit was terminated.

On March 15, 2005, the Company issued $20 million in trust preferred securities. This debt bears interest at 90 day LIBOR plus 4.15%. The rate on this debt at June 30, 2005 was 7.64%.

The Company has arrangements to enter into reverse repurchase agreements with 13 financial institutions under facilities totaling $2.4 billion. Outstanding at June 30, 2005 was $1,002 million with a weighted average rate of 3.27% and a weighted average remaining maturity of 82 days. Securities and securitized loans pledged had a face value of $1,043 million and a market value of $1,049 million as of June 30, 2005.

As of June 30, 2005, the reverse repurchase agreements mature from July 2005 to December 2005.

As of June 30, 2005, the Company had amounts outstanding under repurchase agreements with nine lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of approximately $11.1 million.

The following table summarizes the maturities of the Company’s reverse repurchase agreements.

Maturing within (in thousands)	Amount
Overnight	$14,774
Within 30 days	404,221
30 to 90 days	188,969
Over 90 days	394,404

Total	$1,002,368

NOTE H—STOCKHOLDERS’ EQUITY

During the period ended June 30, 2005, 25,000 shares of restricted stock vested. These shares are now reflected as outstanding. In May 2005 the Company granted each outside director 2,000 shares of restricted stock, a total of 10,000 shares, which will vest one year from the date of grant. Expense of $73,000 was recognized related to restricted stock in the year to date period ended June 30, 2005 compared to $124,000 in the year to date period ended June 30, 2004.

The Company granted options on 5,000 shares of its common stock at $9.77 per share to each of its two new directors. All options and warrants outstanding to purchase the Company’s common stock are currently anti-dilutive, but may be dilutive in future periods. The Company recognized expense related to stock options of $38,000 and $24,000 in the periods ended June 30, 2005 and June 30, 2004, respectively.

Other comprehensive income at June 30, 2005 consisted of a $3.5 million loss related to the mark to market of available for sale investment securities, a $1.5 million gain related to the mark to market of interest rate swaps, and $91,000 of net deferred gains on terminated effective cash flow hedges.

NOTE I—INCOME TAXES

The Company will elect to be taxed as a REIT commencing with the taxable year ended December 31, 2004.

The Company’s dividend to stockholders is based on its taxable income. The schedule below is provided to reconcile GAAP net income to taxable income for the six month period ended June 30, 2005.

(in thousands)	Ordinary	Capital	Total
GAAP net income	$(3,658)	$8	$(3,650)
Provision for loan losses	5,798	—	5,798
Charge-off	—	(1,054)	(1,054)
Stock based compensation	(125)	—	(125)
Other	(134)	—	(134)

Taxable income	$1,881	$(1,046)	$835

NOTE J—SUBSEQUENT EVENTS

Effective August 9, we terminated the warehouse lending facility with JP Morgan. We have had little utilization under this secured borrowing facility since the securitization of our initial residential loan purchases completed in June of 2004. Terminating this line eliminates an annual commitment fee of approximately $625 thousand associated with maintaining the committed facility as well as removes a number of financial and non-financial restrictions related to the company and its operations. In addition to the warehouse line, we have a reverse repurchase financing facility and a derivatives facility with JP Morgan. There are amounts outstanding under both of these facilities ($195 million in reverse repurchase agreements and $226 million in swap notional balances). These amounts are expected to continue to their scheduled maturities with no additional transactions currently anticipated under either facility, which will effectively terminate these facilities. We will continue to diversify our financing and derivative counterparties as part of the company’s overall financing and operating strategy.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our annual report on Form10-K for the year ended December 31, 2004. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

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

Executive Overview

We are a self-managed REIT that was formed as a Maryland corporation in October 2003 to acquire a portfolio of residential mortgage assets and commercial mortgage bridge loans (including loans that we own jointly with others) in the United States. We now focus on owning, managing and financing a portfolio of mortgage assets that primarily consists of agency mortgage-backed and “AAA” rated securities and residential mortgage and commercial mortgage bridge loans. Our principal business objective is to maintain a portfolio of residential and commercial mortgage assets such that the interest income on our assets exceeds our costs to hedge and finance these assets.

Our fiscal year end is December 31. We will be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004, thereby generally avoiding federal income taxes on our taxable income that we distribute currently to our stockholders.

Items of note for our second quarter of 2005 were:

•	Total assets at June 30, 2005 of $1.1 billion compared to $893 million at December 31, 2004 and $423 million at June 30, 2004.

•	Residential mortgage related assets at June 30, 2005 totaled $1.1 billion, compared to $818 million at December 31, 2004 and $359 million at June 30, 2004.

•	Commercial mortgage related assets at June 30, 2005 totaled $30 million, compared to $45 million at December 31, 2004 and $39 million at June 30, 2004.

•	Net interest income for the first half of 2005 totaled $6.2 million, compared to $6.7 million in the second half of 2004.

•	The first half of 2005 included an impairment charge of $5.7 million related to commercial loans.

•	Operating results for the first half of 2005 was a net loss of $3.7 million, compared to net income of $2.0 in the second half of 2004.

These results include the impact of lower residential asset spreads as the Federal Reserve has continued to raise short term interest rates and the additional expenses and the impairment provision associated with a problem commercial credits.

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

Financial Condition

Total assets were $1.1 billion at June 30, 2005, which is almost entirely interest bearing assets. The earning assets break down into 97% related to residential mortgages and 3% related to commercial mortgage bridge loans.

The residential assets are composed of $896 million of available for sale securities, $180 million of purchased loans that were subsequently securitized, and $2 million of whole loans.

Our investment portfolio consists of agency and AAA rated mortgage backed securities. The characteristics of the mortgage backed securities are outlined in the following tables.

(in thousands)	Agency Securities	Non Agency Securities	Total
Par value	$598,437	$291,547	$889,984
Unamortized premium	8,517	2,288	10,805
Unamortized discount	(687)	(490)	(1,177)

Amortized cost	606,267	293,345	899,612
Gross unrealized gains	806	67	873
Gross unrealized losses	(3,375)	(1,011)	(4,386)

Estimated fair value	$603,698	$292,401	$896,099

Interest reset profile	Fair Value (in thousands)
Floating	$71,998
Initial 3 year fixed period	57,840
Initial 5 year fixed period	750,808
Initial 7 year fixed period	15,453

Total	$896,099

We have reviewed the unrealized losses on the securities, and, in our opinion, these losses are the result of changes in interest rates and are not other than temporary.

As of June 30, 2005, our residential loan portfolio (including securitized loans) totaled $179 million (substantially all are hybrid adjustable rate mortgage) in outstanding balances with a net premium of $3 million.

The loan portfolio was comprised of loans with initial fixed rate interest periods of 3 years 4%, 5 years 34%, and 7 years (and other) 62%.

As of June 30, 2005, the agency securities in our portfolio had an average of 47 months to reset and the non-agency securities had 47 months to reset.

In our residential portfolio, three loans or $1.1 million (or 0.62%) are delinquent 30 days.

In addition to the residential loans, we had a portfolio of commercial mortgage bridge loans. These loans are all carried at par. The following table outlines their relevant characteristics. The loan amounts are shown before the deduction of deferred fees of $494,000.

Type of Property (in millions)	Loan Amount	Interest Rate	Maturity	Location	Participation
Resort Development	$15.6	13%	Jun 2006	NC	No
Cemetery / Funeral Home	5.7	10%	Matured	HI	Yes
Multi-Sport Facility	4.7	12%	Sept 2005	NJ	No
Retail development	4.2	11%	Jun 2006	FL	No

Total	$30.2

The commercial loan portfolio contains two nonaccrual loans that total $10.4 million (or 34% of the total). These loans have been evaluated for impairment under SFAS 114 “Accounting by Creditors for Impairment of a Loan—an amendment to FASB Statements No. 5 and 15”.

The Cemetery / Funeral Home loan is in default, having failed to pay principal and interest when due. Our participation represents approximately 18% of the total loan. One of the participants (who holds $14.0 million of the outstanding principal balance, or 44%) has a senior priority to us in the cash flows. We are on a pari passu basis with the other participant, who is the lead lender and servicer of the loan. Foreclosure proceedings began in the first quarter, but were suspended in the second quarter due to issues encountered in obtaining a license to operate the facilities. The Company concluded that, based on the estimated net realizable value of the collateral securing the loan, an impairment reserve of $5.7 million was required at June 30, 2005.

The Multi-Sport Facility loan is delinquent and in default having failed to make interest payments when due, and continues to experience cash flow shortfalls due to lower than expected lease income. We concluded the loan was impaired, but based on the estimated net realizable value of the collateral securing the loan determined that no impairment reserve was required at June 30, 2005.

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

Our allowance for loan losses is to cover losses inherent in both our residential and commercial portfolios. Due to our brief operating history, we have limited historical data related to our specific loans. In establishing our loan loss provision and allowance policy, we utilized publicly available information regarding losses realized on similar types of assets. This resulted in our establishing initial provision rates of 10 basis points for our residential mortgage loans and 25 basis points for our commercial mortgages bridge loans. This general provision rate resulted in recording a provision of $140,000 for the first half of 2005 and $64,000 for the first half of 2004. In addition to this general reserve for losses, commercial mortgages are evaluated individually for impairment. Any loan past due in excess of 60 days is evaluated, but other loans may be included in this analysis based on specific facts and circumstances. During the first quarter of 2005, a $1.1 million charge-off was recorded in our settlement of the Mansion / Conference Center loan for which a specific reserve had been established. As of June 30, 2005, December 31, 2004, and June 30, 2004 our allowance for loan losses included impairment reserves of $5.7 million, $1.1 million, and zero, respectively.

On June 30, 2005, we had $10.8 million in cash and cash equivalents. These balances were maintained in available balances to meet our liquidity requirements.

Securities and securitized loans are financed through the use of reverse repurchase agreements. We had lines with 13 financial institutions as of June 30, 2005 totaling $2.4 billion. We had borrowings with nine institutions totaling $1,002 million in reverse repurchase agreements outstanding with an average rate of 3.27% and an average remaining maturity of 82 days.

Our borrowings generally have a shorter maturity than our assets which creates an interest rate mismatch. We use derivative instruments to extend the interest rate characteristics of our borrowings. As of June 30, 2005, we had 30 fixed-pay interest rate swaps with a notional balance of $795 million outstanding. These swaps are accounted for as cash flow hedges of our forecasted borrowings.

The fair market value of the swaps is recorded on the balance sheet as a hedging asset or liability. Twenty one of the swaps are in a gain position of approximately $4.2 million shown as an asset, and nine of the swaps is in a loss position of approximately $2.7 million shown as a liability.

The maturity characteristics and average rate by maturity characteristic are shown in the following table.

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$10,800	3.16%
Maturing between one and two years	439,460	3.23
Maturing between two and three years	134,000	3.94
Maturing between three and five years	211,100	4.27
Maturing in over five years	—	—

Total	$795,360	3.62%

On March 15, 2005, we issued $20 million in trust preferred securities. This debt offering will be used to finance our commercial loans. This debt bears interest at 90 day LIBOR plus 4.15%. As of June 30, 2005 the rate on this borrowing is 7.64%

RESULTS OF OPERATIONS

Our results of operations was a loss of $5.1 million for the second quarter of 2005 and a loss of $3.7 million for the year to date period. These losses are primarily the result of the provision for loan losses established in the second quarter of 2005.

Net interest income for the quarter totaled $2.8 million made up of $11.8 million of interest income offset by $9.0 million of interest expense. The following tables show average earning assets / yield and the average borrowings / cost for the first and second quarters of 2005 and the fourth quarter of 2004 for comparative purposes.

Second Quarter 2005 (in thousands)	Avg. Balance	Income/Expense	Yield/Cost
Residential assets	$1,074,277	$11,039	4.12%
Commercial assets	28,850	692	9.63
Other investments	11,384	71	2.51

Total interest earning assets	1,114,511	11,802	4.25

Other assets	20,054

Total assets	$1,134,565

Warehouse borrowing	$—	—	—
Repurchase agreements	992,197	7,611	3.08
Trust preferred borrowing	20,000	362	7.27

Total borrowings	1,012,197	7,973	3.16
Derivative expense		900.36
Warehouse fee		158.06

Total interest bearing liabilities	1,012,197	9,031	3.58

Other liabilities	5,136
Equity	117,232

Total liabilities and equity	$1,134,565

Net interest spread		$2,771	0.67

Net interest margin			1.00

First Quarter 2005 (in thousands)	Avg. Balance	Income/Expense	Yield/Cost
Residential assets	$878,454	$9,112	4.21%
Commercial assets	44,457	975	8.90
Other investments	10,969	84	3.09

Total interest earning assets	933,880	10,171	4.42

Other assets	13,442

Total assets	$947,322

Warehouse borrowing	$4,751	54	4.61
Repurchase agreements	814,864	5,270	2.62
Trust preferred borrowing	3,556	64	7.25

Total borrowings	823,171	5,388	2.65
Derivative expense		1,155.57
Warehouse fee		156.08

Total interest bearing liabilities	823,171	6,699	3.30

Other liabilities	3,196
Equity	120,955

Total liabilities and equity	$947,322

Net interest spread		$3,472	1.12

Net interest margin			1.51

Fourth Quarter 2004 (in thousands)	Avg. Balance	Income/Expense	Yield/Cost
Residential assets	$754,493	$8,066	4.25%
Commercial assets	52,839	1,026	7.72
Other investments	7,733	50	2.59

Total interest earning assets	815,065	9,142	4.46

Other assets	10,403

Total assets	$825,468

Warehouse borrowing	$9,995	116	4.62
Repurchase agreements	691,943	3,691	2.12

Total borrowings	701,938	3,807	2.16
Derivative expense		1,380.78
Warehouse fee		160.09

Total interest bearing liabilities	701,938	5,347	3.03

Other liabilities	3,716
Equity	119,814

Total liabilities and equity	$825,468

Net interest spread		$3,795	1.43

Net interest margin			1.85

No adjustment has been made to the average balances for nonaccrual loans.

Our general loan loss provision was $140,000 and $64,000 for the year to date periods of 2005 and 2004 respectively. In addition, a specific impairment reserve of $5.7 million was recorded in the second quarter of 2005 related to an impaired commercial loan.

Operating expenses for the second quarter or 2005 totaled $2.2 million and compared to $1.5 million in the second quarter of 2004. A five quarter trend of our operating expenses is shown in the following table.

Category (in thousands)	2004 Second Quarter	2004 Third Quarter	2004 Fourth Quarter	2005 First Quarter	2005 Second Quarter
Salaries & benefits	$543	$660	$759	$740	$564
Professional fees	315	349	263	464	756
Facilities & equipment	307	399	385	416	401
Insurance	204	192	190	176	167
Credit expense	—	—	121	18	129
Other	124	156	228	139	133
Termination costs	—	—	365	—	—

Total	$1,493	$1,756	$2,311	$1,953	$2,150

Expenses in all categories, other than professional fees and credit expense, are down from the previous quarter. The current quarter reflects significant legal fees related to our commercial portfolio, our first annual meeting, and SEC filings and reports to shareholders.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations on a timely and cost-effective basis. On June 30, 2005, we had liquidity of $43.4 million, consisting of eligible ARM assets and cash and cash equivalents. We believe that our liquidity level as of June 30, 2005 fully meets our current operating requirements.

Our primary sources of funds for the year to date period June 30, 2005 consisted of reverse repurchase agreements, principal and interest payments from our loan portfolio, and the proceeds from the March 2005 Trust Preferred offering. In the future, we expect to continue to utilize these sources as well as potentially the issuance of debt or equity securities.

On June 30, 2005 we were in default, and we had received a waiver of this default, related to our three months earnings test under our warehouse line of credit with JP Morgan. Effective August 9, we terminated this warehouse lending facility. We have had little utilization under this secured borrowing facility since the securitization of our initial residential loan purchases completed in June of 2004. Terminating this line eliminates an annual commitment fee of approximately $625 thousand associated with maintaining the committed facility as well as removes a number of financial and non-financial restrictions related to the company and its operations. In addition to the warehouse line, we have a reverse repurchase financing facility and a derivatives facility with JP Morgan. There are amounts outstanding under both of these facilities. These amounts are expected to continue to their scheduled maturities with no additional transactions currently anticipated under either facility, which will effectively terminate these facilities. We will continue to diversify our financing and derivative counterparties as part of the company’s overall financing and operating strategy.

As of June 30, 2005, we had reverse repurchase lines with 13 financial institutions with a total capacity of $2.4 billion. We had outstanding borrowings of $1,002 million with nine of these institutions. All reverse repurchase agreements that have matured since June 30, 2005 have been refinanced under our current facilities.

At June 30, 2005, our internal allocation showed 89% of our equity was supporting the residential portfolio and 11% was supporting the commercial portfolio. The leverage associated with this equity stood at 9.9 times for residential, 1.6 times for commercial.

We continue to evaluate leverage opportunities related to the commercial portfolio and ways to more efficiently deploy our capital in support of the business. These are areas we intend to focus on in the future.

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

The most important measure we use in measuring interest rate risk is the duration gap, which reflects the weighted average duration of our assets minus the weighted average duration of our liabilities. The duration measure itself is calculated by a service provider utilizing Monte Carlo simulation of 200 interest rate scenarios. At the end of the first quarter, our duration was -0.35 years. The effective duration of mortgage assets changes as interest rates change, because the cash flows of the mortgage securities we own are dependent on the realized path of interest rates. In general, as interest rates decline, the effective duration of our mortgage assets decline and vice versa. In our opinion, a duration of between plus or minus 0.15 approximates a zero duration. In addition to our duration gap, we monitor the projected market value of our interest sensitive assets and liabilities.

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

Instantaneous parallel shift in yield curve	$ change in net assets (in thousands)	Change in net assets as a % of adjusted equity
-100	$(10,266)	(8.54)%
-50	(4,304)	(3.58)
+50	2,250	1.87
+100	2,575	2.14

Other Matters

The Internal Revenue Code of 1986, as amended (the Code), requires that at least 75% of our total assets must be Qualified REIT Assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. We calculated that we were in compliance with each of these requirements as of June 30, 2005. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of June 30, 2005, we believe that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. Based on our calculations we believe that we are in compliance with this requirement as of June 30, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the caption “Market Risks.”

Item 4. CONTROLS AND PROCEDURES

Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of June 30, 2005, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2005. There have been no changes to internal controls over financial reporting identified in connection with the evaluation described above during the quarter ended June 30, 2005 that have materially affected, or is reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings, which arise, in the ordinary course of our business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits – see “Exhibit Index”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunset Financial Resources, Inc

By:	/s/ John Bert Watson
John Bert Watson
President and Chief Executive Officer

/s/ John Bert Watson	August 15, 2005
John Bert Watson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Pannell	August 15, 2005
Michael Pannell
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
10*	8/05 Amendment to the 3/04 Senior Credit Agreement between Sunset Financial Resources, Inc. and JPMorgan Chase Bank, N.A

31.1*	Certification of Chief Executive Officer pursuant to Securities Act Rules 13A-14 and 15D-15

31.2*	Certification of Chief Financial Officer pursuant to Securities Act Rules 13A-14 and 15D-15

32.1**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*	filed herewith
**	furnished herewith