Form 10-Q
period 2005-09-30
SUNSET FINANCIAL RESOURCES INC
filed 2005-11-14
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

10245 Centurion Parkway N., Suite 305

Jacksonville, Florida 32256

(Address of principal executive offices, Zip Code)

(904) 425-4575

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of November 10, 2005, there were 10,516,900 shares of common stock ($0.001 par value) of Sunset Financial Resources, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sunset Financial Resources, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Mortgage assets
Mortgage backed securities, available for sale	$909,157	$614,154
Securitized hybrid adjustable rate mortgages	170,997	201,381
Hybrid adjustable rate residential mortgages	286	1,286
Fixed rate residential mortgages	—	1,045
Commercial mortgages	32,820	44,522

Total mortgage assets	1,113,260	862,388
Allowance for loan losses	(7,261)	(1,333)

Net mortgage assets	1,105,999	861,055
Cash and cash equivalents	22,947	25,700
Interest receivable	4,463	2,676
Fixed assets, net	602	861
Other assets	3,220	484
Interest rate swap agreements	8,109	2,716

Total assets	$1,145,340	$893,492

Liabilities
Whole loan financing facility	$—	$9,718
Reverse repurchase agreements	1,014,366	761,205
Junior subordinated notes due to Sunset Financial Statutory Trust I	20,619	—
Interest rate swap agreements	—	944
Accrued liabilities	3,536	2,367

Total liabilities	1,038,521	774,234

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 50,000,000; no shares outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000; 10,506,900 and 10,450,000 outstanding, respectively	10	10
Additional paid in capital	119,336	119,219
Accumulated other comprehensive (loss) income	(3,131)	87
Accumulated deficit	(9,396)	(58)

Total stockholders’ equity	106,819	119,258

Total liabilities and stockholders’ equity	$1,145,340	$893,492

See notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and fee income	$11,945	$5,989	$33,918	$9,091
Interest expense	9,181	3,118	24,911	4,495

Net interest income	2,764	2,871	9,007	4,596
Provision for loan losses	1,184	85	6,982	149

Net interest income after provision	1,580	2,786	2,025	4,447
Net gain on sale of securities	—	403	8	403
Operating expenses
Salaries and employee benefits	605	660	1,909	2,105
Professional fees	723	349	1,943	888
Other	791	747	2,370	1,796
Severance	853	—	853	—

Total operating expenses	2,972	1,756	7,075	4,789

Net income (loss)	$(1,392)	$1,433	$(5,042)	$61

Basic earnings (loss) per share	$(0.13)	$0.14	$(0.48)	$0.01
Diluted earnings (loss) per share	$(0.13)	$0.13	$(0.48)	$(0.01)

Weighted average basic shares	10,475	10,450	10,468	7,681
Weighted average diluted shares	10,478	10,463	10,470	7,695

See notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statements of Other Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(1,392)	$1,433	$(5,042)	$61
Other comprehensive income

Net unrealized gain (loss) on available for sale securities arising during the period	(9,162)	1,019	(11,613)	1,171
Net realized deferred gain (loss) on terminated effective hedges	(211)	—	503	—
Net unrealized gain (loss) on hedging instruments arising during the period	8,196	(4,131)	7,892	(1,535)

Other comprehensive loss	$(2,569)	$(1,679)	$(8,260)	$(303)

See notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock	Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2004	$10	$119,219	$87	$(58)	$119,258

Amortization of restricted stock awards		103			103
Amortization of stock option awards		14			14
Unrealized loss on hedging instruments			7,892		7,892
Net realized deferred gain on terminated effective cash flow hedges			503		503

Net unrealized loss on available for sale securities			(11,613)		(11,613)
Dividends declared of $0.41 per share				(4,296)	(4,296)
Net loss				(5,042)	(5,042)

Balance at September 30, 2005	$10	$119,336	$(3,131)	$(9,396)	$106,819

See notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(5,042)	$61
Adjustment to reconcile net income to net cash provided from operations
Stock based compensation expense	117	420
Provision for credit losses	6,982	149
Depreciation and amortization of fixed assets	278	102
Amortization of premium/discount	3,253	575
Hedge ineffectiveness	—	14
Amortization of net deferred hedge gain	(550)	—
Increase in accrued interest	(1,787)	(1,346)
Increase in other assets	(1,449)	(955)
Increase in accrued liabilities	1,169	881

Net cash provided by (used in) operating activities	2,971	(99)

Cash flows from investing activities:
Purchases of available for sale securities	(507,560)	(451,671)
Principal payments on available for sale securities	166,366	8,254
Sales of available for sale securities	32,230	53,494
Purchases of loans and securitized loans	(14,611)	(303,510)
Principal payments on loans	56,783	25,027
Purchase of fixed assets	(19)	(825)

Net cash used in investing activities	(266,811)	(669,231)

Cash flows from financing activities:
Net borrowings from reverse repurchase agreements	253,161	551,827
Net payment on whole loan financing facilities	(9,718)	10,468
Proceeds from issuance of junior subordinated notes	19,332	—
Net payments on shareholder notes	—	(145)
Increase in collateral on swaps	1,555	—
Cash proceeds from swap terminations	1,053	—
Net proceeds from stock offering	—	118,680
Dividends paid on common stock	(4,296)	(157)

Net cash provided by financing activities	261,087	680,673

Net (decrease) increase in cash	(2,753)	11,343

Cash and cash equivalents at the beginning of the period	25,700	44

Cash and cash equivalents at the end of the period	$22,947	$11,387

Supplemental disclosure:
Interest paid during the period	$25,449	$4,487
Non-cash investing and financing activities:
Investment in unconsolidated subsidiary with subordinated note	$619	—

See notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Organization

Sunset Financial Resources, Inc. (the Company) was incorporated in Maryland on October 6, 2003, and had its initial public offering of common stock on March 17, 2004. The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The Company had limited operations until receiving the proceeds from its initial public offering, at which time it began executing the business strategy of investing in residential mortgage related securities and commercial bridge loans.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2005, the consolidated results of its operations and comprehensive operations for the three and nine months ended September 30, 2005 and 2004, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2005 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004.

This section should be read in conjunction with the more detailed information regarding the Company’s significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, contingent assets and liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with a maturity of three months or less. The carrying amount approximates fair market value. From time to time, cash balances may be subject to restrictions, such as when balances are pledged to meet margin calls related to derivative transactions or reverse repurchase agreements.

Investment Securities

The Company may at times have an investment portfolio. It will be utilized to deploy excess cash until the funds can be deployed into mortgage assets. Generally, investment securities will be carried as available for sale with any mark to market adjustment shown in other comprehensive income.

Mortgage Assets

Residential Mortgage Assets

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading”

at the time of acquisition. The Company’s residential mortgage assets consist of mortgage-backed securities, securitized mortgage loans and mortgage loans, which are primarily hybrid adjustable-rate mortgages with an initial interest rate that is fixed for a certain period, usually three to seven years, and then adjusts annually for the remainder of the term of the loan. These assets are primarily securities issued or guaranteed as to principal and interest by an agency of the U.S. government, such as the Federal National Mortgage Association (Fannie Mae), or are non-agency AAA rated.

Mortgage-backed securities are designated as available for sale and carried at fair value, with any unrealized gains or losses included in “Other comprehensive income or loss” as a component of stockholders’ equity.

Securitized mortgages include mortgage loans that have been transferred to a securitization trust. Although there has been a change in ownership structure, this transfer does not qualify as a sale, and is made at book value, since the Company maintains ownership interest in the trust. These assets are carried on the balance sheet at historical cost.

Residential mortgage loans are whole loans that are carried at historical cost.

Management evaluates securities for other-than-temporary impairment. Generally, securities that have been in a continuous loss position may be evaluated for other-than-temporary impairment. However, other factors, such as government-sponsored agency guarantees, credit risk and the Company’s ability and intent to hold investments until a forecasted recovery of fair value, are also considered in the evaluation.

Commercial Mortgage Assets

The Company invests in commercial mortgage loans typically with an initial term of one year, although loans with longer terms may be considered. These loans are carried on the balance sheet at historical cost. Any premium, discount, or fees are amortized over the term of the loan as a yield adjustment.

Valuation Methods

The fair value of residential mortgage securities is generally based on market prices provided by dealers who make a market in these types of assets. If a price is not available, the Company estimates a price based on the dealer information provided adjusted for the specifics of the asset. Residential mortgage securities are priced based on the information provided by dealers and adjusted for the loan specifics.

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

Commercial mortgage loans are evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”. Any provisions recorded are based on cash flow analysis, discounted at the loans effective interest rate, or, if the loan is collateral dependant, on the fair value of the collateral less the estimated costs to sell.

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

Hedging Activities

The Company enters into derivative financial instruments as a means of mitigating the Company’s interest rate risk on forecasted interest expense. All derivative financial instruments are carried on the balance sheet as assets or liabilities at fair value as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Derivative financial instruments that qualify under SFAS No. 133 for hedge accounting are designated, based on the exposure being hedged, as either fair value or cash flow hedges. Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs.

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

The Company currently enters into interest rate swap transactions to extend the duration of its short-term liabilities funding mortgage related assets. These transactions are accounted for as cash flow hedges under SFAS No. 133. The Company utilizes regression analysis comparing the change in the LIBOR floating leg of its interest rate swaps to the changes in cost of its short term borrowing program. Effectiveness is measured by an R2 of between 0.80 and 1.25. (R2 represents the strength of the relationship between two variables.) Any ineffectiveness, or over hedging, is recognized in interest expense. If an effective hedge is terminated, the resulting gain or loss is deferred and recognized over the remaining term of the hedge as a component of interest expense. If the anticipated short term borrowings being hedged are no longer expected to occur, the company will discontinue hedge accounting.

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

Interest and Fee Income

Interest income on residential mortgage assets is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages, unless management considers the collection of interest to be uncertain. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the lives of the securities using the effective interest yield adjusted for the effects of estimated prepayments based on SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases – an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17”. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date.

Interest income on commercial mortgage loans is accrued based on the outstanding principal amount and the stated interest rate, unless management considers the collection of interest to be uncertain. Loans are evaluated for non-accrual status on an individual basis when delinquent in excess of 60 days, or sooner if deemed appropriate by the Company. In general, when a loan is placed on nonaccrual, interest accrued during that period is reversed, and any future income is recognized on a cash basis. Loan fees are deferred and amortized over the expected life of the loan.

Accounting for Equity-Based Compensation

The Company accounts for stock based awards in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. In December 2004, the FASB issued SFAS No. 123 (revised), which requires an entity to recognize in the income statement, the grant-date fair value of equity-based compensation issued to employees. This Statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123 (revised 2004) during the first quarter or 2006, but does not anticipate such adoption to impact the Company’s financial condition or results of operation.

Income Taxes

The Company has elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and has been taxed as such beginning with the taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant relief under certain statutory provisions.

Earnings per Share (EPS)

Earnings per share is calculated under SFAS No. 128, “Earnings per Share.” As such, the dilutive effect of stock options, stock warrants and restricted stock is shown in the earnings per share calculation.

Note 3 – Investment Securities

At September 30, 2005 and December 31, 2004, the Company’s mortgage-backed securities were classified as available-for-sale and carried at estimated fair value which was determined based on the average of third-party broker quotes received. The following table presents the components of the Company’s mortgage-backed securities portfolio:

	September 31, 2005			December 31, 2004
(in thousands)	Agency Securities	Non Agency Securities	Total	Agency Securities	Non Agency Securities	Total
Par value	$594,319	$318,979	$913,298	$510,347	$96,013	$606,360
Unamortized premium	7,692	2,118	9,810	8,778	788	9,566
Unamortized discount	(806)	(470)	(1,276)	(689)	(21)	(710)

Amortized cost	601,205	320,627	921,832	518,436	96,780	615,216
Gross unrealized gains	2	2	4	709	14	723
Gross unrealized losses	(8,794)	(3,885)	(12,679)	(1,456)	(329)	(1,785)

Estimated fair value	$592,413	$316,744	$909,157	$517,689	$96,465	$614,154

At September 30, 2005 the Company had gross unrealized losses of $12.7 million related to 62 securities with an amortized cost of $907.3 million. The unrealized losses relate to 47 agency securities with an amortized cost basis of $599.6 million ($8.8 million in unrealized losses) and 15 AAA rated securities with an amortized cost basis of $307.7 million ($3.9 million in unrealized losses).

The Company does not believe unrealized losses, individually or in the aggregate as of September 30, 2005, represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

The following table reflects the par value of the portfolio by remaining fixed interest periods for the investment securities portfolio at September 30, 2005 (in thousands). The Company’s $65.6 million in floating rate mortgage-backed securities are backed by loans indexed off one-month LIBOR and the 12-month Moving Treasury Average Index.

	Agency Securities		Non-Agency Securities
Interest reset profile	Par Value	Avg. Months to Reset	Par Value	Avg. Months to Reset
Floating	$16,515	1	$49,127	1
Less than 36 months	25,002	27	28,712	23
36 – 60 months	503,503	46	225,877	51
61 – 84 months	49,299	82	15,263	77

Total	$594,319	47	$318,979	42

Note 4 – Residential and Commercial Mortgage Loans

Residential Mortgage Loans

At September 30, 2005 and December 31, 2004, the Company’s residential mortgage loans were classified as held-to-maturity and carried at historical cost. The loan balances, including securitized loans, by original fixed period are summarized in the following table:

Initial Fixed Term (in thousands)	September 30, 2005			December 31, 2004
	Loan Balance	Premium	Book Value	Loan Balance	Premium	Book Value
Fixed rates	$—	$—	$—	$1,017	$28	$1,045
3 year fixed	5,780	179	5,959	10,336	297	10,633
5 year fixed	59,124	1,643	60,767	71,735	1,997	73,732
7 year fixed (and other)	103,838	719	104,557	117,389	913	118,302

Total	$168,742	$2,541	$171,283	$200,477	$3,235	$203,712

At September 30, 2005, one loan, totaling $417,000, or 0.24%, was over 30 days past due in the residential loan portfolio. At December 31, 2004, three loans totaling $1.6 million, or 0.80%, were past due over 30 days, and one loan totaling $159,000, or 0.08%, was delinquent in excess of 90 days. The fair value of the loans at September 30, 2005 was $165.7 million.

The following table reflects the par value of the portfolio by remaining fixed interest periods for the residential mortgage loan portfolio at September 30, 2005 (in thousands):

Interest reset profile	Par Value	Avg. Months to Reset
Less than 36 months	$5,780	13
36 – 60 months	66,616	37
61 – 84 months	96,346	66

Total	$168,742	53

Commercial Mortgage Loans

The Company invests in commercial mortgage loans, which typically have an initial term of one year. These loans are carried on the balance sheet at historical cost, which, net of allowance for loan losses, approximates fair value, and are summarized as follows (in thousands):

Type of Property	Interest Rate	Location	Participation	Maturity	September 30, 2005	December 31, 2004
Retail mall	11%	FL	No	—	$—	$14,735
Resort development	13%	NC	No	Jun. 2006	16,112	9,975
Mansion/conference center	11%	FL	No	—	—	8,166
Cemetery/funeral home	10%	HI	Yes	Matured	5,658	5,658
Multi-sport facility	12%	NJ	No	Sept. 2005	4,700	4,700
Apartments	11%	IL	No	—	—	1,500
Retail development	11%	FL	No	Jun. 2006	3,450	—
Equestrian center	11%	WV	No	Jul. 2006	3,323	—

					33,243	44,734
Deferred fees					(423)	(212)

Commercial mortgage balance					$32,820	$44,522

In July 2005, the Company closed and funded a $3.5 million loan related to an equestrian facility located in Bethany, West Virginia. Deferred loan fees of $35,000 were recorded at the inception of the loan. On October 4, 2005, this loan was repaid in full, and the remaining loan fees were recorded into income.

Allowance for Loan Losses

Management evaluates commercial loans for possible impairment under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment to FASB Statements No. 5 and 15”. At September 30, 2005, two loans were considered impaired, and at December 31, 2004, one loan was impaired.

The Company has a participation interest (approximately 20%) in a loan collateralized by cemetery/funeral home properties in Hawaii. At December 31, 2004, the loan was in default and was evaluated under SFAS No. 114 for impairment. At the time of the analysis, foreclosure proceedings had begun on the property, and management concluded that the estimated net realizable value of the collateral was sufficient to support the loan value and no impairment was recorded. During the second quarter of 2005, the Company learned that significant funds were missing from the cemetery/funeral home trust fund. Until the investigation of the missing funds is resolved, the Attorney General for the State of Hawaii has expressed opposition to the issuance of a license to operate the facilities. This additional information resulted in management’s decision to fully impair the loan at June 30, 2005. At September 30, 2005, management’s analysis concluded that the loan continued to be fully impaired. For the nine months ended September 30, 2005, no interest income was recorded on this loan.

The Company continues to incur legal fees of approximately $25,000 monthly related to the collection of this loan, which are expensed as incurred. Under terms of the Intercreditor Agreement, the Company may also be responsible for its respective portion of future expenses related to preservation of collateral. At September 30, 2005, management anticipated that future expenditures related to the preservation of collateral were not material.

On October 7, 2005, the Company filed suit against the other two participating creditors in the loan, Owens Mortgage Investment Fund and Vestin Mortgage, Inc., for violation of certain provisions under the Intercreditor Agreement.

The multi-sport facility loan has been in default since the first quarter of 2005. Management of the Company believes that the property will continue to have cash flow issues since the absentee owner has not promoted the property nor found tenants for the property. A receiver has been put in place, and the Company is marketing the property for sale under court supervision. On November 4, 2005, the Company received a signed contract, subject to court approval, from a willing buyer. Using the contracted price, and accounting for carrying costs, commission and other transactions costs, management has concluded that the net realizable value of the collateral securing the loan is less than the carrying value of the loan, and an impairment charge of $1.2 million was required for the period ended September 30, 2005. The Company retains all of its rights and remedies under the original note agreement against the Guarantor as it relates to any deficiency arising from the sale of the loan collateral. In the event the pending sales contract does not close, management’s estimate of impairment will be re-evaluated.

At December 31, 2004, management concluded that the mansion/conference center loan was impaired and recorded an allowance for loan loss of $1.1 million. During the first quarter of 2005, the Company elected to accept a settlement offer under a claim on the title insurance policy. Under terms of the settlement, the Company received $5.9 million in cash on March 31, 2005, and is due to be paid the remaining $1.5 on or before December 31, 2005. The $1.1 million allowance was charged off at March 31, 2005, and the $1.5 million remaining balance due was reflected as a receivable in other assets at September 30, 2005.

In addition to a specific review of each commercial loan, the Company provides for loan losses by making a general assessment of the overall loan portfolio. The following table reflects the activity in the Company’s allowance for loan losses for the nine-month period ended September 30, 2005 and the twelve-month period ended December 31, 2004:

(in thousands)	2005	2004
Balance at beginning of period	$1,333	$—
Provision	6,982	1,333
Charge-offs	(1,054)	—

Balance at end of period	$7,261	$1,333

Note 5 – Cash and Cash Equivalents

As of September 30, 2005, the Company had $22.9 million in cash and cash equivalents. This included both interest bearing and non-interest bearing bank balances, and $1.6 million of cash collateral posted by one of the Company’s swap counterparties. These balances along with other eligible collateral provided the Company total liquidity of $38.8 million. At September 30, 2005, none of the cash or cash equivalents was pledged to support margin calls on derivatives or reverse repurchase agreements.

Note 6 – Hedging

As of September 30, 2005, the Company had hedged a portion of its interest rate risk by entering into interest rate swaps (designated as cash flow hedges) to extend the duration of its short term borrowings. For the period, no ineffectiveness was recognized. Swaps with a notional balance of $248.9 million were terminated at a net gain of $1.1 million during the first nine months of 2005. Any net gain or loss on terminated effective hedges is deferred and amortized into interest expense over the remaining term of the swaps. Total notional outstanding at September 30, 2005 was $875.4 million with a fair market value of $9.7 million maturing as follows:

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$127,700	3.03%
Maturing between one and two years	407,560	3.41
Maturing between two and three years	89,000	4.22
Maturing between three and five years	251,100	4.29

Total	$875,360	3.69%

As of September 30, 2005, no swaps were in a loss position, 30 swaps were in a gain position totaling $9.7 million, and one counterparty had posted cash of $1.6 million with the Company to offset a portion of this gain. The Company had counterparty credit risk related to the remaining swaps in a gain position. At September 30, 2005, the Company’s maximum net credit exposure to a single counterparty was $5.1 million. To mitigate this risk, the Company only enters into swap transactions with investment grade institutions.

Note 7 – Debt

Junior Subordinated Notes

On March 15, 2005, the Company completed a private offering of $20 million of trust preferred securities through Sunset Financial Statutory Trust I, a Delaware statutory trust (SFS Trust). SFS Trust used the proceeds of the private offering, together with the Company’s $619,000 investment in the SFS Trust common securities, to purchase $20.6 million aggregate principal amount of the Company’s Junior Subordinated Notes with terms that parallel the terms of the trust preferred securities.

The trust preferred securities and the subordinated notes bear interest at 90-day LIBOR plus 4.15% (approximately 8.17% at September 30, 2005) and generally may not be redeemed prior to March 30, 2010.

SFS Trust is a variable interest entity pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because the Company’s investment in SFS Trust’s common shares was financed directly by SFS Trust as a result of its loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to FIN 46, and the Company is not the primary beneficiary of SFS Trust. Therefore, the financial statements of SFS Trust are not consolidated with the Company’s financial statements, and the Company’s financial statements present the subordinated notes issued to SFS Trust as a liability, and the investment in SFS Trust as an asset.

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements with 14 financial institutions under facilities totaling $2.4 billion. Outstanding at September 30, 2005 was $1.0 billion with a weighted average rate of 3.80% and a weighted average remaining maturity of 77 days. Securities and securitized loans pledged as collateral on the reverse repurchase agreements had a face value of $1.1 billion and a market value of $1.0 billion as of September 30, 2005. As of September 30, 2005, the reverse repurchase agreements had maturity dates ranging from October 2005 to September 2006.

As of September 30, 2005, the Company had amounts outstanding under repurchase agreements with nine lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of approximately $10.2 million.

The following table summarizes the maturities of the Company’s reverse repurchase agreements (in thousands):

Maturing	September 30, 2005	December 31, 2004
Overnight	$77,690	$—
Within 30 days	358,943	319,100
30 to 90 days	384,078	56,500
Over 90 days	193,655	385,605

Total	$1,014,366	$761,205

Note 8 – Stockholders’ Equity

During the quarter ended September 30, 2005, 43,900 shares of restricted stock were awarded to employees of the Company under terms of the Company’s 2003 Share Incentive Plan, as amended. These shares vest over three years. During the quarter, 20,000 of these shares were forfeited. In May 2005, the Company granted each outside director 2,000 shares of restricted stock for a total of 10,000 shares, which will vest one year from the date of grant. During the current quarter, 2,000 of these shares were forfeited. Expense of $103,000 was recognized related to restricted stock in the year to date period ended September 30, 2005.

During the quarter ended September 30, 2005, the Company granted options on 5,000 shares of its common stock at $8.00 per share to a new director. Virtually all options and warrants outstanding to purchase the Company’s common stock are currently anti-dilutive, but may be dilutive in future periods. The Company recognized expense related to stock options of $14,000, net of $34,000 of expense reversal related to forfeiture of options, for the nine months ended September 30, 2005.

Other comprehensive income at September 30, 2005 consisted of a $12.7 million accumulated loss related to the mark to market of available-for-sale investment securities, a $9.7 million accumulated gain related to the mark to market of interest rate swaps, and a $120,000 accumulated net deferred loss on terminated effective cash flow hedges.

Note 9 – Income Taxes

The Company elected to be taxed as a REIT commencing with the tax year ended December 31, 2004. In order to maintain our qualification as a REIT, we are required to distribute dividends to our stockholders in an amount at least equal to 90% of our REIT taxable income. For the nine-month period ended September 30, 2005, we declared and paid dividends of $4.3 million, of which $2.9 was applicable to the 90% dividend provision for the 2005 tax year.

The schedule below is provided to reconcile GAAP net income to estimated taxable income for the nine month period ended September 30, 2005:

(in thousands)	Total
GAAP net income	$(5,042)
Provision for loan losses	6,982
Charge-off against provision	(1,054)
Non-accrued interest income on commercial loans	857
Stock based compensation	117
Other	240

Estimated taxable income	$2,100

Note 10 – Commitments and Contingencies

We are a party to various legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

Forward Looking Statements

Certain statements contained in the Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, constitute “forward-looking statements” within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause the Company’s actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. These risks include our failure to successfully execute our business plan, our inability to gain access to additional financing, the limited availability of additional loan portfolios for future acquisition, our failure to maintain REIT status, the cost of capital, as well as the additional risks and uncertainties detailed in the our periodic reports and registration statements filed with the SEC. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Management’s discussion and analysis of financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On a regular basis, the Company evaluates these estimates, including asset impairment and provision for doubtful accounts. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Executive Overview

We are a self-managed REIT that was formed as a Maryland corporation in October 2003 to acquire a portfolio of residential mortgage assets and commercial mortgage bridge loans (including loans that we own jointly with others) in the United States. We finance and manage a portfolio of mortgage assets that primarily consists of agency mortgage-backed and “AAA” rated securities and residential mortgage and commercial mortgage bridge loans. Our principal business objective is to generate income by earning a positive spread between the interest income on our assets and the interest expense (including hedge costs) on financing those assets.

We use a relative value approach in selecting our assets, targeting those with the best spread returns and least market value drift. Management evaluates several critical factors, including asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal, and the market price, in selecting assets. We use derivative hedges, typically simple interest rate swaps, to extend the duration of our liabilities to more closely match the expected duration of our assets, and to balance income generation with the protection of book value. We typically pay a fixed rate and receive a floating rate to offset the floating nature of our reverse repurchase agreements, which effectively converts the Company’s variable-rate debt into fixed-rate debt over the life of the swap agreements. During the first nine months of 2005, the Company managed its assets, liabilities and hedging instruments toward a targeted net effective duration of approximately zero.

The Company’s use of interest rate swaps mitigates, to a large degree, the risk of margin compression. Management may elect to use other derivative instruments in the future, including caps, floors, Eurodollar futures and options on swaps and treasuries, to further reduce this risk. Net interest margin can fluctuate over time for various reasons, including:

•	Faster prepayments accelerate premium amortization, thereby reducing net interest margin.

•	When the notional amount of our swaps is less that the amount of outstanding repurchase agreements, the difference is exposed to changing interest rates. As short-term interest rates rise, the exposed portion of our repurchase agreements will incur higher interest expense, thereby reducing net interest margin. Conversely, if short-term rates fall, overall debt costs would decrease, widening net interest margins. At September 30, 2005, the Company had $1.0 billion in reverse repurchase agreements and $875.4 million in notional pay-fixed swaps.

•	As interest rates rise, the average lives of our assets increase. At the same time, hedging costs would also typically increase. To the extent that management elects to enter into longer-term swaps, our overall financing costs would increase.

Items of note for our third quarter of 2005 were:

•	Total assets at September 30, 2005 were $1.1 billion compared to $893.5 million at December 31, 2004 and $684.4 million at September 30, 2004.

•	Residential mortgage related assets at September 30, 2005 totaled $1.1 billion, compared to $817.9 million at December 31, 2004 and $609.5 million at September 30, 2004.

•	Commercial mortgage related assets at September 30, 2005 totaled $32.8 million, compared to $44.5 million at December 31, 2004 and $59.5 million at September 30, 2004.

•	Net interest income for the third quarter of 2005 totaled $2.8 million, compared to $2.9 million in the third quarter of 2004.

•	The one-month constant prepayment rate (CPR) for the residential portfolio, including securitized loans, was 28% in September, and the three-month CPR was 26% for the quarter.

•	Impairment charges for the third quarter of 2005 totaled $1.2 million, and related almost entirely to one loan in the commercial loan portfolio.

•	Severance expense for the third quarter was $853,000, and related to the resignation of three executive officers.

•	Operations generated a net loss of $1.4 million for the third quarter of 2005, as compared to net income of $1.4 million in the third quarter of 2004.

The third quarter of 2005 was a period when short term rates continued to increase more than longer term rates, a phenomenon referred to as a “flattening” of the yield curve. The Federal Reserve has continued its tightening into the fourth quarter by raising the short term borrowing rate (the Federal Funds Target Rate) to 4.0% on November 1, 2005. On June 30, 2004, the Federal Reserve began a series of Federal Funds Target Rate increases, which have resulted in the Federal Funds Target Rate increasing from 1.00% at June 30, 2004, to 3.75% at September 30, 2005. The following table presents various rate increases during the third quarter of 2005:

Instrument	Third-Quarter Increase	Rate at September 30, 2005
LIBOR	0.52%	3.86%
On-the run 2-year Treasury Note	0.53%	4.17%
On-the run 5-year Treasury Note	0.49%	4.19%
On-the run 10-year Treasury Note	0.41%	4.32%

It should be noted, however, that since the beginning of 2005, the on-the-run Treasury ten year note is up in yield only 11 basis points as compared to the one month LIBOR rate which is up 146 basis points.

The yields on our portfolio of mortgage-backed securities are affected by movements in both short and long term rates. Conversely, our reverse repurchase agreement debt carries interest rates that are set based on short-term interest rates only (the short end of the yield curve). As the effect of Federal Reserve actions are reflected in higher LIBOR rates, our funding costs will increase as our repurchase agreements mature and are renewed at the then current rates. This could result in a tightening of our net interest spread. Despite a continued flattening in yield curve, our net interest income remained stable at $2.8 million for the most recent quarter versus $2.9 million the same quarter in the prior period. This is largely due to our use of interest rate swaps that have mitigated the rise in interest rates in the short end of the yield curve.

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

Classification of Investment Securities

Our investments in mortgage-backed securities are classified as available-for-sale securities, which are carried on the balance sheet at their fair value. The classification of the securities as available-for-sale results in changes in fair value being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity, rather than immediately through earnings. If available-for-sale securities were classified as trading securities, we could experience substantially greater volatility in income or loss from period to period.

Valuation of Mortgage Related Securities

Our mortgage-backed securities have fair values determined by management based on the average of third-party broker quotes received. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different presentations of value.

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. Management considers several factors when evaluating securities for an other-than-temporary impairment, including the length of time and extent to which the market value has been less than the amortized cost, current market conditions and the continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. If management determines an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is recorded as a reduction of current earnings. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions; therefore, different judgments and assumptions could affect the timing of loss realization.

Allowance for Loan Losses

Our loan portfolio consists of residential loans and commercial mortgage bridge loans. In establishing our loan loss provision and allowance policy, we utilized publicly available information regarding losses realized on similar types of assets. This resulted in our establishing initial provision rates of 10 basis points for our residential mortgage loans and 25 basis points for our commercial mortgage loans. In addition to this general reserve for losses, commercial mortgages are evaluated individually for impairment. Any loan past due in excess of 60 days is evaluated, but other loans may be included in this analysis based on specific facts and circumstances. All impaired loans are evaluated in accordance with SFAS No. 114. SFAS No. 114 requires that impaired loans be evaluated based on a discounted cash flow analysis, or, if the loan is considered collateral dependent, on the fair value of the collateral less the estimated cost to sell. Any specific allowance is established as a component of the allowance for loan losses. The ultimate net realizable value of the collateral securing our mortgage loans may impact any actual losses incurred.

Revenue Recognition

Interest income on residential mortgage assets is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages, unless management considers the collection of interest to be uncertain. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the lives of the securities using the effective interest yield adjusted for the effects of estimated prepayments based on SFAS No. 91. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date. Changes in the rate of future prepayment streams would effect the recognition of income related to the amortization of premiums and discounts.

Interest income on commercial mortgage loans is accrued based on the outstanding principal amount and the stated interest rate, unless management considers the collection of interest to be uncertain. Loans are evaluated for non-accrual status on an individual basis when delinquent in excess of 60 days, or sooner if deemed appropriate by the Company.

Accounting for Equity-Based Compensation

The Company accounts for stock based awards in accordance with the fair value recognition provisions of SFAS No. 123. We record expenses for the estimated value of stock based awards for both employees and non-employees. These awards are valued using the Black-Scholes option pricing model. This model requires assumptions related to stock price volatility, dividend yield, expected option life, and a risk free rate of return. Changes in the volatility of our stock, or other assumption changes, would effect the amount of expense recorded on stock based awards.

Accounting for Hedging Activities

The Company enters into derivative financial instruments as a means of mitigating the Company’s interest rate risk on forecasted interest expense. All derivative financial instruments are carried on the balance sheet as assets or liabilities at fair value as required by SFAS No. 133.

The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs an assessment, at inception and on an ongoing basis, whether the hedging relationship has been highly effective in offsetting changes in fair value or cash flows of hedged items and whether they are expected to continue to be highly effective in the future. Any ineffectiveness, or over hedging, is recognized in interest expense. If management decided not to designate the interest rate swaps as hedges and to monitor their effectiveness as hedges, changes in the fair values of these instruments would be recorded in our statement of operations, potentially resulting in increased volatility in our earnings. Additionally, to the extent that we hedge more or less of our floating rate debt, there would be an effect on interest expense.

For additional information on accounting policies see “Notes to Consolidated Financial Statements.”

Financial Condition

Total assets at September 30, 2005, of $1.1 billion, were acquired with the proceeds of our initial public offering in March 2004, the proceeds from the issuance of a $20.0 million trust preferred security through SFS Trust in March 2005, and the use of leverage. Virtually all of these assets were interest-bearing and were comprised of residential mortgage-related securities and commercial bridge loans. The residential assets included $909.2 million of mortgage backed available for sale securities, $171.0 million of purchased loans that were subsequently securitized and $286,000 of whole loans.

Motgage Assets

The mortgage backed securities portfolio consists of agency and AAA rated securities. The Company’s agency securities are issued or guaranteed by an agency of the U.S. government, typically Fannie Mae, and the non-agency securities portfolio had a weighted average credit score (FICO) of 726 at September 30, 2005. Other characteristics of these securities at September 30, 2005 and December 31, 2004 are outlined in the following table:

	September 31, 2005			December 31, 2004
(in thousands)	Agency Securities	Non Agency Securities	Total	Agency Securities	Non Agency Securities	Total
Par value	$594,319	$318,979	$913,298	$510,347	$96,013	$606,360
Unamortized premium	7,692	2,118	9,810	8,778	788	9,566
Unamortized discount	(806)	(470)	(1,276)	(689)	(21)	(710)

Amortized cost	601,205	320,627	921,832	518,436	96,780	615,216
Gross unrealized gains	2	2	4	709	14	723
Gross unrealized losses	(8,794)	(3,885)	(12,679)	(1,456)	(329)	(1,785)

Estimated fair value	$592,413	$316,744	$909,157	$517,689	$96,465	$614,154

At September 30, 2005, the agency securities had a weighted average coupon of 4.74% with an average of 47 months to reset, and the non-agency securities had a weighted average coupon of 4.71% with an average of 42 months to reset.

Management has reviewed the unrealized losses on the securities, and does not believe the losses, individually or in the aggregate as of September 30, 2005, represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

At September 30, 2005 and December 31, 2004, the Company’s residential mortgage loans, including securitized loans, consisted primarily of hybrid adjustable rate mortgages and were classified as held-to-maturity and carried at historical cost less premium amortization on the balance sheet. The loan balances by original fixed period are summarized in the following table:

Initial Fixed Term (in thousands)	September 30, 2005			December 31, 2004
	Loan Balance	Premium	Book Value	Loan Balance	Premium	Book Value
Fixed rates	$—	$—	$—	$1,017	$28	$1,045
3 year fixed	5,780	179	5,959	10,336	297	10,633
5 year fixed	59,124	1,643	60,767	71,735	1,997	73,732
7 year fixed (and other)	103,838	719	104,557	117,389	913	118,302

Total	$168,742	$2,541	$171,283	$200,477	$3,235	$203,712

At September 30, 2005, the residential mortgage loans had a weighted average coupon of 4.61% with an average of 53 months to reset. Additionally, one loan, totaling $417,000, or 0.24%, was over 30 days past due in the residential loan portfolio. The fair value of the loans at September 30, 2005 was $165.7 million.

Commercial Assets

In addition to the residential loans, the Company has a portfolio of commercial mortgage bridge loans. These loans are carried at par, less unamortized deferred fees. The following table outlines the relevant characteristics of the commercial loans:

Type of Property	Interest Rate	Location	Participation	Maturity	September 30, 2005	December 31, 2004
Retail mall	11%	FL	No	—	$—	$14,735
Resort development	13%	NC	No	Jun. 2006	16,112	9,975
Mansion/conference center	11%	FL	No	—	—	8,166
Cemetery/funeral home	10%	HI	Yes	Matured	5,658	5,658
Multi-sport facility	12%	NJ	No	Sept. 2005	4,700	4,700
Apartments	11%	IL	No	—	—	1,500
Retail development	11%	FL	No	Jun. 2006	3,450	—
Equestrian center	11%	WV	No	Jul. 2006	3,323	—

					33,243	44,734
Deferred fees					(423)	(212)

Commercial mortgage balance					$32,820	$44,522

In July 2005, the Company closed and funded a $3.5 million loan related to an equestrian facility located in Bethany, West Virginia. Deferred loan fees of $35,000 were recorded at the inception of the loan. On October 4, 2005, this loan was repaid in full, and the remaining loan fees were recorded into income.

Management evaluates loans for possible impairment under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment to FASB Statements No. 5 and 15.” At September 30, 2005, two loans were considered impaired, as discussed further below.

The Company has a participation interest (approximately 20%) in a loan collateralized by cemetery/funeral home properties in Hawaii. At December 31, 2004, the loan was in default and was evaluated under SFAS No. 114 for impairment. At the time of the analysis, foreclosure proceedings had begun on the property, and management concluded that the estimated net realizable value of the collateral was sufficient to support the loan value and no impairment was recorded. During the second quarter of 2005, the Company learned that significant funds were missing from the cemetery/funeral home trust fund. Until the investigation of the missing funds is resolved, the Attorney General for the State of Hawaii has expressed opposition to the issuance of a license to operate the facilities. This additional information resulted in management’s decision to fully impair the loan at June 30, 2005. At September 30, 2005, management’s analysis concluded that the loan continued to be fully impaired. For the nine months ended September 30, 2005, no interest income was recorded on this loan.

The Company continues to incur legal fees of approximately $25,000 monthly related to the collection of this loan, which are expensed currently. Under terms of the Intercreditor Agreement, the Company may also be responsible for its respective portion of future expenses related to preservation of collateral. At September 30, 2005, management estimated that future expenditures related to the preservation of collateral were not material.

On October 7, 2005, the Company filed suit against the other two participating creditors in the loan, Owens Mortgage Investment Fund and Vestin Mortgage, Inc., for violation of certain provisions under the Intercreditor Agreement.

The multi-sport facility loan has been in default since the first quarter of 2005. Management of the Company believes that the property will continue to have cash flow issues since the absentee owner has not promoted the property nor found tenants for the property. A receiver has been put in place, and the Company is marketing the property for sale under court supervision. On November 4, 2005, the Company received a signed contract, subject to court approval, from a willing buyer. Using the contracted price, and accounting for carrying costs, commission and other transactions costs, management has concluded that the net realizable value of the collateral securing the loan is less than the carrying value of the loan, and an impairment charge of $1.2 million is required for the period ended September 30, 2005. The Company retains all of its rights and remedies under the original note agreement against the Guarantor as it relates to any deficiency arising from the sale of the loan collateral. In the event the pending sales contract does not close, management’s estimate of impairment will be re-evaluated.

At December 31, 2004, management of the Company concluded that the mansion/conference center loan was impaired and recorded an allowance for loan loss of $1.1 million. During the first quarter of 2005, the Company elected to accept a settlement offer under a claim on the title insurance policy. Under terms of the settlement, the Company received $5.9 million in cash on March 31, 2005, and is due to be paid the remaining $1.5 on or before December 31, 2005. The $1.1 million allowance was charged off at March 31, 2005, and the $1.5 million remaining balance due was reflected as a receivable in other assets at September 30, 2005.

Allowance for Loan Losses

The allowance for loan loss account was established to cover losses inherent in both the residential and commercial portfolios. In establishing the Company’s loan loss provision and allowance policy, management utilized publicly available information regarding losses realized on similar types of assets. This resulted in the establishment of a general reserve based on balances in the residential loan portfolio and the commercial loan portfolio at the end of each period. This method resulted in a provision of $205,000 for the first nine months of 2005 and $149,000 for the first nine months of 2004. In addition to this general reserve for losses, commercial mortgages are evaluated individually for impairment. Any loan past due in excess of 60 days is evaluated, but other loans may be included in this analysis based on specific facts and circumstances. During the first quarter of 2005, a $1.1 million charge-off was recorded in a settlement of the Mansion / Conference Center loan for which a specific reserve had been established at December 31, 2004. During the second quarter of 2005, an impairment of $5.7 million was recorded on the cemetery/funeral home loan, and during the third quarter of 2005, an impairment of $1.1 million was recorded on the multi-sport facility. At September 30, 2005, the balance in the allowance for loan loss account was $7.3 million.

Cash and Cash Equivalents

On September 30, 2005, we had $22.9 million in cash and cash equivalents, which included $1.6 million of cash collateral posted by one of the Company’s swap counterparties. These balances were maintained in available balances to meet our liquidity requirements.

Liabilities

Securities and securitized loans are financed through the use of reverse repurchase agreements. We had lines with 14 financial institutions as of September 30, 2005 totaling $2.4 billion. We had borrowings with nine institutions totaling $1.0 billion in reverse repurchase agreements outstanding with an average rate of 3.8% and an average remaining maturity of 77 days.

Our borrowings generally have a shorter maturity than our assets which creates an interest rate mismatch. We use derivative instruments to extend the interest rate characteristics of our borrowings. As of September 30, 2005, we had 30 fixed-pay interest rate swaps with a notional balance of $875.4 million outstanding. These swaps are accounted for as cash flow hedges of our forecasted borrowings.

The fair market value of the swaps was recorded on the balance sheet as a hedging asset or liability. All thirty of the swaps were in a gain position, and were reflected as assets at September 30, 2005.

The maturity characteristics and average rate by maturity characteristic are shown in the following table.

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$127,700	3.03%
Maturing between one and two years	407,560	3.41
Maturing between two and three years	89,000	4.22
Maturing between three and five years	251,100	4.29

Total	$875,360	3.69%

On March 15, 2005, the Company completed a private offering of $20 million of trust preferred securities through SFS Trust. SFS Trust used the proceeds of the private offering, together with the Company’s $619,000 investment in the SFS Trust common securities, to purchase $20.6 million aggregate principal amount of the Company’s subordinated notes with terms that parallel the terms of the trust preferred securities.

The trust preferred securities and the Subordinated Notes bear interest at 90-day LIBOR plus 4.15% (approximately 8.17% at September 30, 2005) and generally may not be redeemed prior to March 30, 2010.

Results of Operations

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

For the three months ended September 30, 2005, net loss was $1.4 million, as compared to net income of $1.4 million for the prior year quarter. Net interest income for the current quarter was $2.8 million, a reduction of $107,000 as compared to the same quarter in the preceding year. Components of this net reduction included an increase in interest and fee income for the current quarter of $6.0 million, or 99.4%, and a corresponding increase in interest expense of $6.1 million. This quarter-over-quarter change was the result of a significant increase in the Company’s earning assets, offset by the cost associated with financing the assets in order to fully leverage the Company’s initial public offering proceeds.

Provision for loan losses was $1.2 million for the three months ended September 30, 2005, primarily related to the impairment charges recorded on one loan in the Company’s commercial loan portfolio.

Operating expenses for the quarter totaled $3.0 million as compared to $1.8 million in the same quarter last year. This increase was due primarily to severance charges of $853,000 related to the departure of three executive-level employees during the quarter, legal fees associated with these agreements, professional fees related to a strategic alternatives review and professional fees related to our Sarbanes-Oxley initiatives.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

For the nine months ended September 30, 2005, net loss was $5.0 million as compared to net income of $61,000 for the corresponding period in the prior year. Net interest income year-to-date was $9.0 million, up $4.4 million, or 96.0%, from the nine months ended September 30, 2004. Prior to the receipt of proceeds from the Company’s initial public offering in March 2004, the Company’s operations were limited. Beginning in the second quarter of 2004, the Company began investing in mortgage-related securities and commercial bridge loans. This investment activity continued to ramp up into the first quarter of 2005, when the Company’s earning assets reached $1.0 billion.

Provision for loan losses was $7.0 million for the nine months ended September 30, 2005, which was almost entirely related to the impairment charges recorded on two loans in the Company’s commercial loan portfolio.

Operating expenses for the nine months ended September 30, 2005, totaled $7.1 million as compared to $4.8 million in the same period last year. This increase was due primarily to severance charges of $853,000 related to the departure three executive-level employees during the year, legal fees associated with these agreements, professional fees related to a strategic alternatives review and professional fees related to our Sarbanes-Oxley initiatives. Additionally, during 2004, the Company’s operations were limited until the completion of its initial public offering in March. Accordingly, certain operating expenses, such as fees for outsourced accounting services and the risk management system, were not incurred during the first quarter of 2004.

The following tables show average earning assets and their respective yields, along with the average borrowings and their respective costs for each of the last five quarters (in thousands):

Quarter	Average Residential Assets	Average Commercial Assets	Average Total Interest Earning Assets	Average Repurchase Agreements	Average Trust Preferred Borrowing	Average Total Interest Bearing Liabilities
Sept 30, 2005	$1,046,413	$32,355	$1,093,332	$967,436	$20,000	$987,436
Jun 30, 2005	1,074,277	28,850	1,114,511	992,197	20,000	1,012,197
Mar 31, 2005	878,454	44,457	933,880	814,864	3,556	823,171
Dec 31, 2004	754,493	52,839	815,065	691,943	—	701,938
Sept 30, 2004	476,388	42,003	535,385	422,445	—	422,786

No adjustment has been made to the average balances for nonaccrual loans.

Quarter	Income on Residential Assets	Income on Commercial Assets	Total Income on Earning Assets	Interest on Repurchase Agreements	Interest on Derivative Agreements	Interest on Trust Preferred	Total Expense on Interest Bearing Liabilities
Sept 30, 2005	$10,946	$906	$11,945	$8,693	$22	$396	$9,181
Jun 30, 2005	11,039	692	11,802	7,611	900	362	9,031
Mar 31, 2005	9,112	975	10,171	5,270	1,155	64	6,699
Dec 31, 2004	8,066	1,026	9,142	3,691	1,381	—	5,348
Sept 30, 2004	4,842	1,081	5,989	1,676	1,280	—	3,118

Quarter	Yield on Residential Assets	Yield on Commercial Assets	Total Yield on Interest Earning Assets	Cost on Repurchase Agreements	Cost on Derivative Agreements	Cost on Trust Preferred	Total Cost on Interest Bearing Liabilities
Sept 30, 2005	4.15%	11.11%	4.33%	3.57%	0.01%	7.86%	3.69%
Jun 30, 2005	4.12%	9.62%	4.25%	3.08%	0.36%	7.26%	3.58%
Mar 31, 2005	4.21%	8.89%	4.42%	2.62%	0.57%	7.30%	3.30%
Dec 31, 2004	4.25%	7.72%	4.46%	2.12%	0.79%	—	3.03%
Sept 30, 2004	4.04%	10.24%	4.45%	1.58%	1.21%	—	2.93%

Net interest income for the quarter ended September 30, 2005, was $2.8 million, which represented an annualized margin on average interest earning assets of 1.0%. On a year-to-date basis, net interest income was $9.0 million, resulting in an annualized margin on average interest earning assets of 1.15%.

Liquidity and Capital Resources

The Company is organized as a mortgage REIT to invest in residential mortgage related securities and commercial bridge loans, and to distribute to stockholders, in the form of cash distributions, a substantial portion of its net cash flow generated from its mortgage activities. We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations on a timely and cost-effective basis. On September 30, 2005, we had liquidity of $38.8 million, consisting of eligible ARM assets and cash and cash equivalents.

Our primary sources of funds for the year to date period ended September 30, 2005 consisted of reverse repurchase agreements, principal and interest payments from our loan portfolio, and the proceeds from the March 2005 Trust Preferred issuance. Management believes that these sources, along with the Company’s ability to issue additional equity or obtain other financing, will provide the company with sufficient liquidity to meet its foreseeable capital needs. However, there can be no assurance that such additional financing will be available at the time the Company needs it, or that the terms of such financing will be as favorable to the Company as under the existing facilities. If our cash resources at any time are insufficient to meet our liquidity needs, we may be required to pledge additional assets to meet margin calls or liquidate mortgage related securities. The sale of mortgage related securities at prices lower than the carrying value of such assets would result in losses and reduced income.

Effective August 9, 2005, the Company terminated its warehouse lending facility with JP Morgan due to the expense involved relative to the need for such a facility. Terminating this line eliminated an annual commitment fee of approximately $625,000, as well as removed a number of financial and non-financial restrictions related to the company and its operations. The Company continues to utilize a reverse repurchase financing facility and a derivatives facility with JP Morgan.

As of September 30, 2005, we had reverse repurchase lines with 14 financial institutions with a total capacity of $2.4 billion. We had outstanding borrowings of $1.0 billion with nine of these institutions. All reverse repurchase agreements that have matured since September 30, 2005 have been refinanced under our current facilities.

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

Effects of Changes in Interest Rates

Changes in interest rates will impact our portfolio in various ways. We are currently invested primarily in hybrid ARM assets, which have an initial fixed rate period ranging from 36 to 84 months. A description of the different types of interest rate risk and their impact on our portfolio is provided below:

Yield curve risk: To the extent that these assets are financed with shorter duration liabilities, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This may occur as our borrowings react to changes in interest rates sooner than our hybrid ARM assets because the weighted average next re-pricing dates of the borrowings may be shorter time periods than that of the hybrid ARM assets. We use plain vanilla swaps to extend the duration of our liabilities to the expected duration of our assets. We typically pay a fixed rate and receive a floating rate to offset the floating nature of our reverse repurchase agreements. Interest rate swaps thus have the effect of converting the Company’s variable-rate debt into fixed-rate debt over the life of the swap agreements. Management has selected interest rate swaps such that the combined Effective Duration of its borrowings and interest rate swaps closely matches the Effective Duration of the Hybrid ARM assets, the difference being the Effective Duration Gap. Management operates under a Board Effective Duration Gap limit of 1 year (or -1 year as the case may be) and has targeted a zero Effective Duration Gap during the first nine months of 2005.

Prepayment risk: Interest rate changes also affect our net return, both positively and negatively, given their impact on the level of prepayments experienced. In a declining rate environment (all else being equal), prepayments on mortgage-related assets tend to accelerate. This could potentially result in having to redeploy the additional funds at lower yield levels, weighting more heavily the amount of our fixed rate financings, and accelerating any remaining unamortized premiums paid. Conversely, in a rising rate environment (all else being equal), prepayments tend to decelerate. This could potentially result in having fewer funds to redeploy at higher yield levels, weighting more heavily the amount of our floating rate financings, and extending any remaining unamortized premiums paid.

Re-pricing risk: At times, the notional amount on our swaps may not match the amount of outstanding repurchase agreements. This results in a portion of our short term liabilities being exposed to rises in interest rates. As short term interest rates rise, the portion of our short term debt not covered by swaps will increase our overall debt costs, squeezing margins. Conversely, if short term rates fall, overall debt costs will decrease, widening margins. Management actively manages this gap and minimizes the impact of rising rates using longer term repurchase agreements and by purchasing floating rate assets whose coupons reset with rising short term rates. As of September 30, 2005, the company had $1.0 billion in reverse repurchase agreements and $875 million in notional of pay-fixed swaps. As of September 30, 2005, the company had $65.6 million in floating rate assets.

Extension risk: As interest rates rise, the average lives of our assets increase. In order to maintain the targeted Effective Duration gap it may become necessary to use additional pay-fixed swaps in a rising rate environment. These additional interest rate swaps would reduce the net interest margin.

Cap risk: The Company invests in hybrid adjustable-rate mortgage-backed securities, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which a hybrid adjustable-rate mortgage-backed security’s interest yield may change during any given period after the fixed period has expired. However, the Company’s borrowing costs pursuant to its repurchase agreements will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rate costs on the Company’s borrowings could increase without limitation by caps, while the interest-rate yields on the Company’s hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent the Company acquires adjustable-rate mortgage-backed securities that are not based on mortgages which are fully indexed. Further, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in the Company’s receipt of less cash income on its adjustable-rate and hybrid adjustable-rate mortgage-backed securities than it needs in order to pay the interest cost on its related borrowings. These factors could lower the Company’s net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company’s financial condition, cash flows and results of operations. The Company currently mitigates this risk through the use of interest rate swaps and expects to use caps, floors and options to further reduce the impact of periodic caps. The Company also has chosen to invest primarily in hybrid adjustable-rate securities backed by loans with initial caps at reset that are 5% or 6% higher than the rate during the fixed period which further limits the inherent cap risk.

Spread risk: The use of interest rate swaps to lengthen the maturities of the Company’s short term liabilities also has an effect on the fair value of the portfolio. To the extent that interest rates rise, the value of the hybrid adjustable-rate mortgage backed securities will decline. This decline may be offset for the most part by gains in the value of the pay-fixed interest rate swaps. However, if yields of hybrid adjustable-rate mortgage-backed securities move to a greater extent than treasury or swap rates – a phenomenon known as “spread widening” – the fair value of the securities will decline more than the gain on the corresponding hedges, resulting in a decline in the overall fair value of the portfolio. Conversely, if spreads tighten, the portfolio will experience a fair value gain. The Company views spread risk as inherent in owning a portfolio of mortgage assets and does not attempt to hedge this risk explicitly.

Risk to Investment opportunities: During a rising interest rate environment, there may be less total loan origination and refinance activity. At the same time, a rising interest rate environment may result in a larger percentage of hybrid ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed rate mortgage products, but there may be above average loan origination and refinancing volume in the industry such that even a small percentage of hybrid ARM product volume may result in sufficient investment opportunities. Additionally, a flat yield curve may be an adverse environment for hybrid ARM production because there may be little incentive for a consumer to choose an ARM product over a 30 year fixed-rate mortgage loan and, conversely, in a steep yield curve environment, ARM production may enjoy an above average advantage over 30 year fixed-rate mortgage loans, increasing our investment opportunities. The availability and fluctuations in the volume of hybrid ARM loans being originated can also affect their yield to us as an investment opportunity. During periods of time when there is a shortage of ARM products, their yield as an investment may decline due to market forces and conversely, when there is an above average supply of ARM products, their yield to us as an investment may improve due to the same market forces.

The most important measure we use in measuring interest rate risk is the Effective Duration Gap, which reflects the combined Effective Duration of our borrowings and interest rate swaps and the Effective Duration of our Hybrid ARM assets. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Conversely, in a period of rising rates, when the contract rate is below prevailing rates, the effective duration increases, reflecting expectations for lower prepayments.

The Effective Duration measure is calculated by a third party provider utilizing a Monte Carlo simulation of 200 to 500 interest rate scenarios. At the end of the third quarter, our Effective Duration Gap was 0.08 years. The effective duration of mortgage assets changes as interest rates change, because the cash flows of the mortgage securities we own are dependent on the realized path of interest rates. In general, as interest rates decline, the effective duration of our mortgage assets decline and vice versa. Because models do not always capture market forces, particularly those driven by technical rather than fundamental forces, in our opinion, duration of between plus or minus 0.15 approximates zero duration. In addition to Effective Duration, the Company monitors the Effective Convexity, which is the rate of change of duration for a given change in interest rates, as well as several sensitivity measures around points in the yield curve called Key Rate Duration measures. As of September 30. 2005, the Effective Convexity Gap of the portfolio was -0.63 years.

In addition to our Effective Duration Gap, we monitor the projected market value of our interest sensitive assets and liabilities. We calculate the fair market value in a variety of scenarios, some of which are the instantaneous parallel shift in the yield curve of plus or minus 50 and 100 basis points. We assume that mortgage spreads in these scenarios are unchanged from that in the base case (interest rates unchanged).

The following table reflects the market value changes of these assets for the parallel shifts in the yield curve as a percent equity and as a percent of the fair market value of our interest earning assets as of September 30, 2005.

Instantaneous parallel shift in yield curve	Change in Net Assets (in thousands)	Change as a % of Equity	Change as a% of Fair Value of Assets
-100 basis points	$(3,050)	(2.86)%	(0.28)%
-50 basis points	(455)	(0.43)	(0.04)
+50 basis points	(1,313)	(1.23)	(0.12)
+100 basis points	(4,011)	(3.75)	(0.36)

Other Matters

The Internal Revenue Code of 1986, as amended (the Code), requires that at least 75% of our total assets must be Qualified REIT Assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. We calculated that we were in compliance with each of these requirements as of September 30, 2005. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of September 30, 2005, we believe that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. Based on our calculations we believe that we are in compliance with this requirement as of September 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the caption “Market Risks.”

Item 4. Controls and Procedures

Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of September 30, 2005, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2005. During September, both the CEO and CFO of the Company resigned, and were replaced with new officers in those capacities. Due to changes in the composition of the Board of Directors, the Audit Committee was also reconstituted. Management has evaluated these changes and does not believe that such changes represent a design or operating deficiency in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 28, 2005, one of our stockholders, Western Investment Hedged Partners LP, et al., commenced an action against the Company. The plaintiffs allege that they own approximately 9.7% of the Company’s outstanding common stock. They contend that the Company’s board of directors breached their fiduciary duties and exceeded their authority under Maryland law by amending the Company’s bylaws on August 31, 2005 and October 5, 2005 (the Bylaw Amendments). The plaintiffs assert that the Bylaw Amendments were enacted for the purpose of impeding the plaintiffs’ democratic stockholder rights, and they have requested that the court: (a) declare the Bylaw Amendments null and void; (b) enjoin Sunset from implementing the Bylaw Amendments; and (c) award the plaintiffs unspecified damages, attorneys’ fees and expenses. Sunset denies the plaintiffs’ allegations of wrongdoing and damages, and Sunset intends to vigorously defend itself.

On October 7, 2005, the Company filed a lawsuit against Owens Mortgage Investment Fund and Vestin Mortgage, Inc. for violation of certain provisions under the Intercreditor Agreement related to the Company’s commercial mortgage loan on cemetery/funeral home properties in Hawaii. The Company is requesting declaratory judgment that certain actions taken by Defendants constitute a breach of the Intercreditor Agreement, including the sale by Owen of its interest in the loan to Vestin, and that payments made by Vestin to Owen for accrued interest should be allocated and distributed to all parties pro rata.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits – see “Exhibit Index”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunset Financial Resources, Inc.

Dated: November 14, 2005	By:	/s/ Stacy M. Riffe
Stacy M. Riffe
Chief Financial Officer

Exhibit Index

Exhibit No.
3(ii).1*	Amendment to the Bylaws of Sunset Financial Resources, Inc. effective August 31, 2005 as filed on our Current Report on Form 8-K with the Securities and Exchange Commission on September 7, 2005

3(ii).2*	Amendments to the Bylaws of Sunset Financial Resources, Inc. effective October 5, 2005 as filed on our Current Report on Form 8-K with the Securities and Exchange Commission on October 11, 2005

16.1*	Resignation of certifying accountant effective August 22, 2005 as filed on our Current Report on Form 8-K with the Securities and Exchange Commission on August 26, 2005

16.2*	Appointment of certifying accountant effective October 20, 2005 as filed on our Current Report on Form 8-K with the Securities and Exchange Commission on October 26, 2005

31.1**	Certification of Chief Executive Officer pursuant to Securities Act Rules 13A-14 and 15D-15

31.2**	Certification of Chief Financial Officer pursuant to Securities Act Rules 13A-14 and 15D-15

32.1***	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2***	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*	incorporated by reference
**	filed herewith
***	furnished herewith