Form 10-K
period 2005-12-31
SUNSET FINANCIAL RESOURCES INC
filed 2006-03-14
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32026

SUNSET FINANCIAL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	16-1685692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $99.1 million.

As of March 8, 2006, there were 10,516,600 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Sunset Financial Resources, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

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

Company Overview

We are a self-managed real estate investment trust (REIT) that was formed as a Maryland corporation in October 2003 to acquire, on a leveraged basis, a portfolio of residential mortgage assets and commercial mortgage bridge loans (including loans that we own jointly with others) in the United States. We finance and manage a portfolio of mortgage assets that primarily consists of agency mortgage-backed and “AAA” rated securities, residential mortgage loans and commercial mortgage bridge loans. Our principal business objective is to generate income for distribution to our stockholders by earning a positive spread between the interest income on our assets and the interest expense (including hedge costs) on financing those assets.

We elected to be treated as a REIT for federal income tax purposes. In order to maintain our status as a REIT, we must comply with a number of requirements under the federal tax law, including the requirement to distribute at least 90% of our annual taxable income to our stockholders. For additional information, see “Taxation of our Company.”

We had limited operations until receiving the proceeds from the initial public offering of our common stock in March 2004, at which time we commenced the execution of our business strategy of investing in residential mortgage related securities and commercial bridge loans. Our common stock, par value $0.001 per share, is traded on the New York Stock Exchange under the symbol “SFO”. Our principal executive offices are located at 10245 Centurion Parkway North, Suite 305, Jacksonville, Florida 32256. Our telephone number is (904) 425-4575 and our website address is www.sunsetfinancial.net. You may obtain copies of SEC filings free of charge on our website.

In October, the special committee of our board of directors hired Banc of America Securities LLC to perform a review of our business plan and to advise the special committee regarding exploring other alternatives to maximize stockholder value. This process is ongoing, and no decision has been made to pursue any strategic alternative. There can be no assurance that the exploration of strategic alternatives will result in any definitive agreement or transaction.

Description of Our Assets

At December 31, 2005, our assets consisted of the assets set forth below in the following approximate amounts:

•	$160.6 million in securitized residential mortgage loans;

•	$294.0 million in “AAA” rated mortgage-backed securities;

•	$648.9 million in agency mortgage-backed securities, issued by the Federal National Mortgage Association (known as FNMA or Fannie Mae); and

•	$29.3 million in outstanding principal amount of commercial mortgage bridge loans (including commercial mortgage bridge loans that we own jointly with other interest holders).

We use a relative value approach in selecting our assets, targeting those with the best spread returns and least market value drift. Management evaluates several critical factors, including asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal, and the market price, in selecting assets.

We leverage our assets through the use of reverse repurchase agreements. Under these repurchase agreements, we sell securities or securitized loans to a lender and agree to repurchase the same instruments at a predetermined price and date. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge assets as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.

We use derivative hedges, typically simple interest rate swaps, to extend the duration of our liabilities to more closely match the expected duration of our assets, and to balance income generation with the protection of book value and market value. We typically pay a fixed rate of interest and receive a floating rate of interest to offset the floating nature of our reverse repurchase agreements, which effectively converts our variable-rate debt into fixed-rate debt over the life of the swap agreements. Our use of interest rate swaps mitigates, to a large degree, the risk of net interest margin compression. We may elect to use other derivative instruments in the future, including caps, floors, Eurodollar futures and options on swaps and treasuries, to further reduce this risk.

Subject to the limitations imposed by our capital and leverage policy discussed below, we expect to finance the purchase of additional mortgage assets with borrowings under reverse repurchase agreements and potentially through future securitizations and other financing vehicles.

Residential Mortgage Assets. Our residential mortgage assets consist of mortgage-backed securities, securitized mortgage loans and mortgage loans, all of which are typically secured by pools of hybrid mortgage loans that have interest rates that are fixed for a specified period, usually three to seven years, and then generally reset annually for the remainder of the term of the loan (Hybrid ARMs). These assets are primarily securities issued or guaranteed as to principal and interest by an agency of the U.S. government, such as the Federal National Mortgage Association (Fannie Mae), or are non-agency AAA rated. Agency mortgage-backed securities consist of agency pass-through certificates and collateralized mortgage obligations, commonly known as CMOs, issued or guaranteed by an agency or a federally-chartered corporation. The residential loans are originated by or purchased from various sources throughout the United States such as savings and loan associations, banks, mortgage bankers, home builders, insurance companies, financial institutional dealers and other mortgage lenders.

Our board of directors has not established any limits upon the geographic concentration of mortgage loans to be acquired by us or the credit quality of suppliers of mortgage loans. Although we have only acquired agency mortgage-backed securities or securities with a “AAA” rating, our capital investment policy does not prohibit us from acquiring other classes of mortgage-backed securities. Our allocation of investments among the permitted investment types may vary from time to time based on our board of directors’ evaluation of economic and market trends, our perception of the relative values of these types of investments and our adherence to the risk management objectives within our operating and investment policies.

We acquire only those mortgage-backed securities that are consistent with our risk management objectives, that can be readily financed, and that fit with our management expertise. Future interest rates and mortgage prepayment rates are difficult to predict; therefore, we seek to acquire a diversified portfolio of mortgage-backed securities which we believe will provide acceptable returns over a broad range of interest rate and prepayment scenarios.

Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, mortgage-backed securities provide for a monthly payment, which consists of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and principal payments made by the individual borrowers on the underlying mortgage loans, net of any fees paid to the issuer or the guarantor of the securities. Additional payments result from prepayments of principal upon the sale, refinancing or foreclosure of the underlying residential property, net of fees or costs which may be incurred. This difference can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

Various factors affect the rate at which mortgage prepayments occur, including changes in interest rates, general economic conditions, the age of the mortgage loan, the location of the property and other social and demographic conditions. Generally prepayments on mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. We may reinvest prepayments at yields that are higher or lower than the yields on the prepaid investments, thus affecting the weighted average yield of our investments. During the quarter ended December 31, 2005, the annualized prepayment speeds (known as CPR, or constant prepayment rate) on our portfolio averaged 22%, which was comprised of 24% CPR on our agency portfolio and 20% CPR on our non-agency portfolio.

To the extent mortgage-backed securities are purchased at a premium, faster than expected prepayments result in faster than expected amortization of the premiums paid, and therefore, a faster recognition of expense. Conversely, if these securities were purchased at a discount, faster than expected prepayments accelerate our recognition of income.

CMOs may allow for shifting of prepayment risk from slower-paying tranches to faster-paying tranches. This is in contrast to mortgage pass-through certificates where all investors share equally in all payments, including all prepayments, on the underlying mortgages.

Mortgage-backed securities are designated as available for sale and carried at fair value, with any unrealized gains or losses included in “Other comprehensive income or loss” as a component of stockholders’ equity. At December 31, 2005, the outstanding balance of our mortgage-backed securities portfolio was $942.9 million.

Securitized mortgages include mortgage loans that have been transferred to a securitization trust. Although there has been a change in ownership structure, this transfer does not qualify as a sale, and was made at book value, since we maintain ownership interest in all the securities issued by the trust. These assets, carried on the balance sheet at historical cost, had a carrying value of $160.6 million at December 31, 2005.

Residential mortgage loans are whole loans that are carried at historical cost. At December 31, 2005, we no longer held whole loans.

Commercial Mortgage Assets. Since inception, we have invested in commercial mortgage bridge loans typically with an initial term of one year and interest rates ranging from 10% to 13%. These loans are carried on the balance sheet at historical cost. Any premium, discount or fees are amortized over the term of the loan as a yield adjustment. At December 31, 2005, we held four commercial mortgage bridge loans totaling approximately $29.3 million in aggregate outstanding principal amount. These loans were secured by a first priority lien on one or more fee simple or leasehold interests in real properties located in the United States. Two of our loans are in default of terms of the loan agreements, and, based on our impairment analysis, we have recorded a bad debt allowance of $6.8 million against the principal balance of these loans.

Over the past several months we have focused our efforts on managing our existing commercial portfolio and have not entered into any new loans. However, we continue to evaluate commercial financing opportunities that would provide both an acceptable return and an acceptable credit risk.

Our Strategy

Our principal business objective is to maintain a portfolio of residential and commercial mortgage assets such that the interest income on our assets exceeds our costs to hedge and finance these assets. To obtain our business objective and generate distributions for our stockholders, our strategy is to:

•	purchase first lien residential mortgage loans or mortgage-backed securities backed primarily by Hybrid ARMs with an initial fixed interest rate period of seven years or less, and an adjustable rate thereafter based on changes in short-term market interest rates;

•	purchase or initiate commercial mortgage bridge loans that are generally at higher interest rates than rates on loans with longer terms;

•	finance purchases of our residential mortgage assets and commercial mortgage bridge loans by utilizing leverage to increase potential returns to stockholders through securitizations, reverse repurchase agreements and various other types of borrowings;

•	structure our financings, after consideration of any associated derivative financial instruments, to minimize the cost of borrowing against our assets, minimize counterparty credit risk and manage the leverage of the portfolio in changing market conditions to minimize liquidity risk;

•	utilize derivative financial instruments, such as interest rate swaps, short sales, purchases of treasury options, interest rate caps, swaptions, mortgage-backed securities, futures, options, floors and similar products, to mitigate the risk of the costs of our variable rate liabilities increasing at a faster rate than the earnings on our assets; and

•	seek to minimize prepayment risk by structuring a diversified portfolio that contains residential mortgage assets with a variety of characteristics, including varying prepayment penalties.

Operating and Investment Policies

Investment Committee and Credit Committee. We have an investment committee and a credit committee, both comprised of the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Vice President of Commercial Lending. These committees oversee the day-to-day decisions regarding our acquisitions of assets and the terms of such acquisitions, hedging transactions and the disposition of assets. The committees, without the prior approval of the board of directors, may not:

•	make any investment or take any other action that would prevent us from establishing and maintaining our qualification as a REIT for federal income tax purposes;

•	leverage our portfolio of residential mortgage loans through borrowings, reverse repurchase agreements, securitizations or otherwise, such that the debt-to-equity ratio on our entire portfolio of residential mortgage loans exceeds 12:1;

•	leverage our portfolio of commercial mortgage loans such that the debt-to-equity ratio on our entire portfolio of commercial mortgage loans exceeds 6:1;

•	make any investment or take any other action that would subject us to regulation under the Investment Company Act of 1940;

•	acquire any residential mortgage loan that would cause the weighted average FICO score of our entire portfolio of residential mortgage loans to drop below 680;

•	acquire any residential mortgage loan or commercial mortgage bridge loan that is not a first-lien mortgage loan secured by real estate;

•	acquire any commercial mortgage bridge loan that has a greater than 65% loan-to-value ratio;

•	acquire any commercial mortgage bridge loan that has an outstanding principal balance in excess of $10.0 million; or

•	acquire any pool of loans that has an outstanding principal balance in excess of $75.0 million.

Our directors review our investment activities on a quarterly basis to ensure compliance with the operating and investment policies. Our directors rely substantially on information and analysis provided by management to evaluate our operating and investment policies, compliance therewith and other matters relating to our investments.

Policies. We conduct our investment operations according to the following policies:

•	asset acquisition policy;

•	asset/liability management policy;

•	commercial loan policy; and

•	credit risk management policy.

Asset Acquisition Policy. Our asset acquisition policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Assets purchased must fit within one of the following three categories:

•	Adjustable or fixed-rate mortgage securities and short-term investments. Assets in this category will be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization, or if not rated, will be obligations guaranteed by the United States government or its agencies, Fannie Mae or Freddie Mac. All of the mortgage-backed securities we currently hold satisfy this criteria.

•	Rated and unrated mortgage loans, non-investment grade mortgage-backed securities backed by residential mortgage assets. Our current residential mortgage loan portfolio, including the residential mortgage loans we have securitized, falls into this category.

•	Assets that do not meet any of the above criteria. Among the types of assets generally assigned to this category are mortgage securities rated below investment grade and leveraged mortgage derivative securities, including all of our commercial mortgage assets. Under this category we may acquire other types of mortgage derivative securities, including, but not limited to, interest only, principal only or other mortgage-backed securities that receive a disproportionate share of interest income or principal. The only assets we currently own in this category are our commercial mortgage bridge loans.

We do not have established minimum or maximum allocation parameters for these asset categories. Accordingly, to the extent consistent with our ability to qualify as a REIT, we may have all or none of our assets in a particular category.

Interest rate changes will affect our ability to successfully implement our strategy to primarily invest in ARM-based mortgage assets. Interest rate changes can affect the availability and pricing of ARM-based mortgage assets, which affects our investment opportunities. During a rising interest rate environment, there may be less total loan origination and refinance activity, but a larger percentage of ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed-rate mortgage products, but because there will likely be above average loan origination and refinancing volume in the industry, even a small percentage of ARM product volume may provide sufficient investment opportunities. Additionally, a flat yield curve may create an adverse environment for ARM products because there may be little incentive for a consumer to choose an ARM product over a 30-year fixed-rate mortgage loan, and conversely, in a steep yield curve environment, ARM products may enjoy an above average advantage over 30-year fixed-rate mortgage loans, increasing the available pool of ARM investment opportunities. The volume of ARM loans being originated industry-wide can also affect their investment yield. During periods when there is a shortage of ARM products, yields may decline due to market forces, and conversely, when there is an above average supply of ARM products, yields may improve due to the same market forces. Accordingly, the interest rate environment affects the types of assets we invest in at any given time.

During our fiscal year ended December 31, 2005, we invested most of our capital in agency guaranteed or “AAA” rated mortgage-backed securities. We had chosen to proceed with caution into the whole loan acquisition and securitization business. However, given the recent developments regarding our strategic alternatives review, we are not currently exploring investments in credit sensitive instruments beyond our current holdings of securitized whole loans.

Asset/Liability Management Policy. Our residential mortgage assets consist primarily of ARM-based mortgage assets, and to a lesser extent, fixed rate mortgage assets. Fixed rate assets and ARM-based mortgage assets lose value when market interest rates rise. We have implemented an asset/liability management program to lessen the effects of interest rate changes on the market value of our portfolio and to enable us to earn net income in periods of generally rising, declining or static interest rates. To the extent consistent with our objective to qualify as a REIT, we seek to affect these objectives through, among other means, the use of derivatives.

We will monitor carefully, and may have to limit, our asset/liability management program to assure that we do not realize excessive hedging income, or hold hedges having excess value in relation to mortgage-related assets, which could affect our REIT status. In addition, asset/liability management involves costs that increase dramatically as the period covered by hedging protection increases and that may increase during periods of fluctuating interest rates.

The asset/liability management framework includes the identification and management of the following:

•	Market value risk as measured by sensitivity to the:

•	level of interest rates, and

•	shape of the yield curve;

•	Prepayment risk;

•	Spread / basis risk resulting from owning mortgage assets funded with liabilities, hedged with interest rate derivatives;

•	Implied volatility or options price risk resulting from a change in prices of options;

•	Model risk resulting from the use of prepayment and interest rate models used to measure the above risks;

•	Earnings risk;

•	Liquidity risk;

•	Leverage risk and capital adequacy; and

•	Credit risk.

The asset/liability management policy provides the following specific targets, among others, in the mitigation and management of the above risks:

•	Duration Gap: The duration gap is the difference between the duration of the assets and the combined duration of liabilities and hedges weighted by market value. The gap value must be within a range of ± 1 year on a daily basis.

•	Convexity Gap: Convexity is a measure of the sensitivity of the price of a security to changes in interest rates. The convexity gap is the difference between the convexity of the assets and the combined convexity of liabilities and hedges weighted by market value. The maximum negative convexity gap is -2.00.

•	Market value sensitivity: The market value of equity is calculated as the market value of our assets and derivative instruments less the market value of our liabilities. Our goal is to maintain the market value of equity within 10% of its current value when the portfolio is stressed using a parallel interest rate shift of 50 basis points from current rate levels. We use interest rate and prepayment models in calculating the market value of the different components using the 50 basis point interest rate shifts.

We believe that we have developed cost-effective asset/liability management policies. However, no strategy can completely insulate us from all risks. Further, as noted above, certain of the federal income tax requirements that we must satisfy to qualify as a REIT limit our options in hedging our interest rate risk.

We employ a leverage strategy to increase our returns by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. We generally borrow between eight to twelve times the amount of our equity, although our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this level of leverage leaves an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets.

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

Commercial Loan Policy. Our commercial loan policy provides guidelines for acquiring and funding commercial mortgage loans. For lending consideration, a potential loan generally must have:

•	a first priority lien position on real estate assets;

•	a principal balance of between $3.0 million and $5.0 million;

•	a 12-month term; and

•	a loan to value ratio of no greater than 65% at inception of the loan.

Although not required by our commercial loan policy, our primary geographic market is the southeastern United States.

New commercial loans are subject to stringent underwriting guidelines that include background checks on the borrowers and guarantors, analysis of project feasibility and review of the financial strength of the borrowers and guarantors.

Our directors review our lending activities on a quarterly basis to ensure compliance with the commercial loan policy. Our directors rely substantially on information and analysis provided by management to evaluate our operating and lending policies and compliance therewith.

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

Other Policies. We intend to invest and operate in a manner consistent with the requirements of the Internal Revenue Code to maintain our qualification as a REIT for federal income tax purposes, unless, due to changes in the tax laws, changes in economic conditions or other fundamental changes in our business environment, our board of directors determines that it is no longer in the best interest of our stockholders to qualify as a REIT. In order to maintain our REIT status, we generally intend to make distributions to our stockholders equaling at least 90% of our REIT taxable income each year.

Additionally, we intend to operate and invest in a manner that will not subject us to regulation under the Investment Company Act of 1940.

Financing

Our initial acquisition of residential mortgage loans and commercial mortgage bridge loans was financed with the proceeds from our initial public offering and from borrowings under our warehouse line of credit. Thereafter, our primary source of financing has been through reverse repurchase agreements, and to a lesser extent, under our warehouse line of credit. The warehouse line of credit was terminated in August 2005 due the expense involved relative to the need for such a facility.

On March 15, 2005, Sunset Financial Statutory Trust I, a Delaware statutory trust (the Preferred Trust), a wholly-owned subsidiary of the Company, completed a private offering of $20 million of trust preferred securities. The Preferred Trust used the proceeds of the private offering, together with the Company’s $619,000 investment in the Preferred Trust common securities, to purchase $20.6 million aggregate principal amount of the Company’s junior subordinated notes.

The junior subordinated notes and the Preferred Securities each bear interest at a floating rate that resets on a quarterly basis at the 90-day LIBOR plus 4.15% (approximately 8.68% as of December 31, 2005) and generally may not be redeemed prior to March 30, 2010. After payment of costs associated with the issuance of approximately $640,000, the proceeds from the sale of the Preferred Securities were approximately $19.3 million.

We expect to continue to use repurchase agreements as our principal financing device to leverage our mortgage-backed securities portfolio. We anticipate that upon repayment of a reverse repurchase agreement, we will pledge the same collateral promptly to secure a new reverse repurchase agreement. At December 31, 2005, we had uncommitted repurchase agreements with nine lenders. Reverse repurchase agreements are structured as sale and repurchase obligations and have the economic effect of allowing a borrower to pledge purchased mortgage assets as collateral securing short-term loans to finance the purchase of such mortgage assets. Typically, the lender in a reverse repurchase arrangement makes a loan in an amount equal to a negotiated percentage of the market value of the pledged collateral. At maturity, the borrower is required to repay the loan and the pledged collateral is released. During the time the loan is outstanding, the pledged mortgage loans continue to pay principal and interest to the borrower. We enter into reverse repurchase agreements with financially sound institutions, including broker/dealers, commercial banks and other lenders that meet credit standards approved by our board of directors. Under the reverse repurchase agreements, we are required to deposit additional collateral in the event the value of the assets we have already pledged there under declines.

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

Hedging

Our portfolio consists primarily of mortgage assets that have an initial fixed interest rate period of seven years or less, with an adjustable interest rate thereafter, known as a Hybrid ARMs, and to a much lesser extent, fixed rate mortgages. Fixed-rate mortgages and Hybrid ARMs, like other fixed-rate debt instruments, are subject to a loss in value when market interest rates rise. We are exposed to such losses, and in order to manage this risk of loss we use derivatives, primarily interest rate swaps associated with our short-term borrowings, which represent a mutual agreement to exchange interest payments.

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

Taxation of Our Company

General. We elected to be treated as a REIT for federal income tax purposes. Generally, if we meet certain detailed conditions imposed by the REIT provisions of the Internal Revenue Code, such as investing primarily in real estate and mortgage loans, we will not be taxed at the corporate level on the taxable income that we currently distribute to our stockholders. We can therefore avoid most of the “double taxation” (at the corporate level and then again at the stockholder level when the income is distributed) that we would otherwise experience if we were a corporation.

We are subject to corporate level taxation on any undistributed income. In addition, we face corporate level taxation due to any failure to make timely distributions on the built-in gain on assets acquired from a taxable corporation such as a taxable REIT subsidiary, on the income from any property that we take in foreclosure and on which we make a foreclosure property election, and on the gain from any property that is treated as “dealer property” in our hands.

If we do not qualify as a REIT in any given year, we would be subject to federal income tax as a domestic corporation, which would reduce the amount of the after-tax cash available for distribution to our stockholders. We believe that we have operated in accordance with the requirements for qualification as a REIT since the date of our initial public offering in March 2004. We intend at all times to continue to comply with the requirements for qualification as a REIT under the Internal Revenue Code, as described below.

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

Regulation

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

Industry Trends

The flattening yield curve was a hallmark of the market environment in 2004 and 2005 as the Federal Reserve methodically raised the Fed Funds target to its current level of 4.5%. This environment resulted in margin compression for numerous institutions that purchase and hold mortgage loans and mortgage securities such as banks and REITs. As a result of the yield curve flattening, the net interest spread on our portfolio declined from 64 basis points during the third quarter of 2005 to 58 basis points for the quarter ended December 31, 2005. While we lost interest spread during the year, our use of interest rate swaps helped to limit our margin compression. For additional quarterly margin information, see Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Additionally, the health of the housing market has been a focus of the industry over the past year and continues to be so into 2006. While many analysts have affirmed the lack of a national house price bubble, several have concluded that certain urban markets on the East and West coasts exhibit bubble qualities. The performance of sub-prime mortgages has also been in the spotlight, particularly as loans reset from the initial fixed rate period to a higher floating rate.

Competition

We believe that our principal competitors are the numerous institutions that purchase and hold residential mortgage loans and mortgage-backed securities. Examples of these types of institutions are banks, investment banks, finance companies, mortgage companies, savings and loans, life insurance companies, mutual funds, pension funds, other REITs and other entities purchasing mortgage assets. Many of our competitors have greater financial resources and access to capital than we do. In addition, there is the possibility of additional entities entering the market to invest in residential mortgage loans and mortgage-backed securities resulting in higher prices for assets and lower yields.

Employees

As of December 31, 2005, we had 11 full-time employees. None of our employees are unionized. We outsource our internal audit department to a third-part provider. From time-to-time we engage contract employees, and had one such employee at December 31, 2005.

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

Item 1A. Risk Factors

You should carefully consider all of the risks described in this Form 10-K before making an investment decision. If any of the risks described in this Form 10-K actually occur, our business, assets, liquidity, operating results, prospects and financial condition could be materially adversely affected.

Risks Related to Our Business and Operations

We might not be able to operate our business or implement our operating and investment policies successfully.

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

An important source of our funding is securitizations of mortgage loans. The securitization market is dependent upon a number of factors, including general economic conditions, the interest rate environment, conditions in the securities market generally and conditions in the mortgage-backed securities market specifically. In addition, poor performance of any loans we may securitize in the future could harm our future access to the securitization market. Accordingly, a decline in the securitization market or in our ability to obtain attractive terms could have a material adverse effect on our results of operations, financial condition and business prospects.

Reverse repurchase agreements, which are our primary source of financing, involve the risk that the market value of the assets that we are required to repurchase may decline below the repurchase price of the assets we have sold.

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

We fund asset acquisitions primarily through reverse repurchase agreements and securitizations. Our inability to enter into reverse repurchase agreements at attractive terms or our inability to find other attractive sources of funding could harm our operations and our overall performance. An increase in the cost of financing in excess of any change in the income derived from our mortgage assets could also harm our earnings and reduce the cash available for distributions to our stockholders.

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

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that our lender files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lender or us.

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

The relationship between short-term and long-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than long-term interest rates. Over the past year short-term interest rates have risen disproportionately relative to long-term interest rates (a flattening of the yield curve), and our borrowing costs have therefore increased more rapidly than the interest income earned on our assets. Because our borrowings bear interest at short-term rates and our assets bear interest at medium-term to long-term rates, a flattening of the yield curve will tend to decrease our net income and market value of our net assets. Additionally, to the extent cash flows from long-term assets that return scheduled and unscheduled principal are reinvested, the spread between the yields of the new assets and available borrowing rates may decline and also may tend to decrease the net income and market value of our net assets. It is also possible that short-term interest rates may adjust relative to long-term interest rates such that the level of short-term rates exceeds the level of long-term rates (a yield curve inversion). In this case, our borrowing costs may exceed our interest income and we could incur operating losses.

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

Our investment strategy includes acquiring commercial mortgage assets which generally involve a greater risk of loss than residential mortgage assets.

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

At December 31, 2005, our portfolio contained a commercial mortgage bridge loan that we own jointly with other interest holders. A commercial mortgage bridge loan that we own jointly with other interest holders entitles us, as a holder of an interest to participate in the economic benefits and losses of the loan in proportion to the interest we hold. With respect to this loan all holders of interests share joint title to the loan. Therefore, we are a joint owner of a commercial mortgage bridge loan with third parties. Under certain circumstances, such joint ownership of a commercial mortgage bridge loan may involve risks not otherwise present with other methods of owning commercial mortgage bridge loans. Examples of these risks include the following:

•	entities with which we own the loan may become insolvent or bankrupt;

•	entities with whom we own the loan may have economic or other business interests or objectives that are inconsistent with our business interests or objectives, including inconsistent objectives relating to the foreclosure of property underlying a particular commercial mortgage bridge loan or the timing of the termination and liquidation of the joint business arrangement;

•	we may incur liabilities (including unexpected liabilities) as the result of actions taken by entities with whom we own the loan; or

•	entities with whom we own the loan may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

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

Failure to maintain an exemption from the Investment Company Act would harm our results of operations.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as described in this prospectus.

The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests. Mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-backed securities is limited by the provisions of the Investment Company Act.

In satisfying the 55% requirement under the Investment Company Act, we treat as qualifying interests mortgage-backed securities issued with respect to an underlying pool as to which we hold all issued certificates. If the SEC or its staff adopts a contrary interpretation of such treatment, we could be required to sell a substantial amount of our mortgage-backed securities under potentially adverse market conditions. Further, in our attempts to ensure that we at all times qualify for the exemption under the Investment Company Act, we might be precluded from acquiring mortgage-backed securities if their yield is higher than the yield on mortgage-backed securities that could be purchased in a manner consistent with the exemption. These factors may lower or eliminate our net income.

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

The Jobs and Growth Tax Relief Reconciliation Act of 2003 that was signed into law on May 28, 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by domestic non-corporate taxpayers on distributions received from a regular C corporation. This reduced tax rate, however, will not apply to distributions made to individuals by a REIT on its stock, except for certain limited amounts. While the earnings of a REIT that are distributed to its stockholders will still generally be subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause individual investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation. This may be the case because the distributions from regular C corporations would generally be taxed at a lower rate while distributions from REITs will generally be taxed at the same rate as the individual’s other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on our common stock in particular, either in terms of price or relative to other investments.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at 10245 Centurion Parkway North, Suite 305, Jacksonville, Florida 32256 where we lease approximately 7,500 square feet of space. This lease runs from March 2004 to June 2009, and has a current monthly rent, including common area maintenance, insurance and taxes, of approximately $11,000, which increases 3% annually.

Item 3. Legal Proceedings

On October 28, 2005, Western Investment Hedged Partners LP, et al., commenced an action against the Company. The plaintiffs allege that they own approximately 9.7% of our outstanding common stock. They contend that our board of directors breached its fiduciary duties and exceeded its authority under Maryland law by amending the Company’s bylaws on August 31, 2005 and October 5, 2005 (the Bylaw Amendments). The plaintiffs assert that the Bylaw Amendments were enacted for the purpose of impeding the plaintiffs’ democratic stockholder rights, and they have requested that the court:

(a) declare the Bylaw Amendments null and void; (b) enjoin Sunset from implementing the Bylaw Amendments; and (c) award the plaintiffs unspecified damages, attorneys’ fees and expenses. We deny the plaintiffs’ allegations of wrongdoing and damages, and we are vigorously defending ourselves. On March 7, 2006, the court issued an order granting our motion for summary judgment and holding that the board of directors’ enactment of the Bylaw Amendments was valid as a matter of law.

On October 7, 2005, we filed a lawsuit against Owens Mortgage Investment Fund and Vestin Mortgage, Inc. for violation of certain provisions under the Intercreditor Agreement related to our commercial mortgage loan on cemetery/funeral home properties in Hawaii. We are requesting declaratory judgment that certain actions taken by Defendants constitute a breach of the Intercreditor Agreement, including the sale by Owen of its interest in the loan to Vestin, and that payments made by Vestin to Owen for accrued interest should be allocated and distributed to all parties pro rata.

In March 2005, we filed suit against Redevelopment Group V, a Pennsylvania limited liability company, for collection of a $4.7 million loan receivable. On January 31, 2006, the property collateralizing the loan was sold in a court-supervised transaction, and the net sales proceeds of $3.5 million were placed under court control. We have a motion for turnover scheduled with the court in mid March, and anticipate that the funds will be released to us within a few weeks following the hearing. We retained all of our rights and remedies under the original note agreement against the Guarantor as it relates to the deficiency arising from the sale of the loan collateral and non-performance by the borrower, including default interest, legal and other collection costs, and are pursuing collection. The outcome of such suit is unknown at this time.

On July 6, 2005, Redevelopment Group V filed a countersuit against us, which we intend to defend vigorously.

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

	Stock Price
	High	Low
2005
Fourth quarter	$8.60	$7.40
Third quarter	9.51	7.95
Second quarter	9.84	9.16
First quarter	10.45	9.34

2004
Fourth quarter	$10.84	$10.00
Third quarter	10.67	9.34
Second quarter	12.68	9.89
First quarter (from March 18, 2004)	12.85	12.65

At March 8, 2006, we had 10,516,600 shares of common stock outstanding with 11 holders of record and approximately 1,350 beneficial owners holding our shares in “street” name.

In order to qualify as a REIT, we have to pay out substantially all of our taxable income to our stockholders. All of our dividends are at the discretion of our board of directors and will depend on our earnings, financial condition, and maintaining our status as a REIT. We declared and paid the following dividends on the Common Stock during the years ended December 31, 2005 and 2004, all of which were considered ordinary income for income tax purposes:

Declaration Date	Record Date	Payment Date	Dividend per Share
2005
November 14, 2005	November 21, 2005	December 5, 2005	$0.03
August 15, 2005	August 22, 2005	September 2, 2005	0.03
March 30, 2005	April 11, 2005	April 21, 2005	0.18
March 10, 2005	March 21, 2005	March 31, 2005	0.20

			$0.44

2004
November 9, 2004	November 29, 2004	December 13, 2004	$0.05
August 11, 2004	August 27, 2004	September 24, 2004	0.015

			$0.065

Equity Compensation Plan

Our Amended and Restated 2003 Share Incentive Plan allows for the granting of stock options or restricted stock to employees, directors, advisory board members, and consultants. This plan is administered by the compensation committee of our board of directors and utilized to encourage high levels of performance by individuals who are key to our success and to enable us to attract, motivate and retain talented and experienced individuals essential to our success. The following table sets forth certain information regarding our plan as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities included in column (a)
Equity compensation plans approved by security holders	121,044	$7.92	898,400
Equity compensation plans not approved by security holders	—	—	—

Total	121,044	$7.92	898,400

See Note 7 to our financial statement included in this Annual Report on Form 10K for further information regarding the Amended and Restated 2003 Share Incentive Plan.

Item 6. Selected Financial Data

The following selected financial data is derived from our audited financial statements for the years ended December 31, 2005, 2004 and 2003. The operations highlights for the prior period October 6, 2003 (date of inception) through December 31, 2003 included operating expenses during the formation period. The operations highlights for the period ended December 31, 2004 include formation expenses through the closing of our initial public offering on March 17, 2004, and operations for the remainder of the year. You should read this selected financial data together with the more detailed information contained in the Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(in thousands except per share data)	Year ended December 31, 2005	Year ended December 31, 2004	Period beginning October 6, 2003 and ending December 31, 2003
Operations Highlights:
Net interest income	$11,568	$8,391	$—
Provision for loan losses	7,042	1,333	—
Net gain on sale of securities	(9)	(734)	—
Loss on sale of loans	59	48	—
Operating expenses	9,213	7,100	22
Net income (loss)	(4,737)	644	(22)

Per Share Data:
Basic earnings (loss) per share	(0.45)	0.08	(.05)
Diluted earnings (loss) per share	(0.45)	0.07	(.05)
Dividends declared per share	0.44	0.065	—
Book value per share (1)	10.17	11.41	—

(in thousands except per share data)	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003
Balance Sheet Highlights:
Residential mortgage assets	$1,103,502	$817,866	$—
Commercial mortgage assets	29,347	44,522	—
Total assets	1,162,260	893,492	315
Reverse repurchase agreements	1,031,831	761,205	—
Total liabilities	1,055,263	774,234	289
Accumulated other comprehensive income (loss)	(2,998)	87
Total stockholders’ equity	106,997	119,258	26

(1)	Book value per share is calculated as total stockholders’ equity divided by the number of shares issued and outstanding as of December 31, 2005 and 2004.

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

Executive Overview

We are a self-managed REIT that was formed as a Maryland corporation in October 2003 to acquire a portfolio of residential mortgage assets and commercial mortgage bridge loans (including loans that we own jointly with others) in the United States. We finance and manage a portfolio of mortgage assets that primarily consists of agency mortgage-backed and “AAA” rated securities and residential mortgage and commercial mortgage bridge loans. Our principal business objective is to generate income by earning a positive spread between the interest income on our assets and the interest expense (including hedge costs) on financing those assets. At December 31, 2005, our interest-earning assets consisted of the following:

$160.6 million of securitized residential mortgage loans carried at original cost;

$294.0 million of “AAA” rated mortgage-backed securities;

$648.9 million of agency mortgage-backed securities, issued by Fannie Mae; and

$29.3 million of commercial mortgage bridge loans (including a commercial mortgage bridge loan that we own jointly with other interest holders).

The results of our operations are affected by various factors, some of which are beyond our control, and depend on, among other things, the level of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds. Prepayment speeds and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our mortgage-backed securities portfolio increase, related purchase premium amortization increases, which reduces our net yield on these assets. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

Our use of interest rate swaps mitigates, to a large degree, the risk of net interest margin compression and the risk of market value deterioration. We may elect to use other derivative instruments in the future, including caps, floors, Eurodollar futures and options on swaps and treasuries, to further reduce this risk. Net interest margin can fluctuate over time for various reasons, including:

•	Faster prepayments accelerate premium amortization, thereby reducing net interest margin.

•	When the notional amount of our swaps is less that the amount of outstanding repurchase agreements, the difference is exposed to changing interest rates. As short-term interest rates rise, the exposed portion of our repurchase agreements will incur higher interest expense, thereby reducing net interest margin. Conversely, if short-term rates fall, overall debt costs would decrease, widening net interest margins. At December 31, 2005, we had $1.0 billion in reverse repurchase agreements and $980.4 million in notional pay-fixed swaps.

•	As interest rates rise, the average lives of our assets increase. At the same time, hedging costs would also typically increase. To the extent that management elects to enter into longer-term swaps, our overall financing costs would increase.

2005 was a year when short term rates continued to increase more than longer term rates, a phenomenon referred to as a “flattening” of the yield curve. On June 30, 2004, the Federal Reserve began a series of Federal Funds Target Rate increases, which have resulted in the Federal Funds Target Rate increasing from 1.00% at June 30, 2004, to 4.25% at December 31, 2005. The Federal Reserve has continued its tightening into the first quarter of 2006 by raising the short term borrowing rate (the Federal Funds Target Rate) to 4.50% on January 31, 2006.

The following table presents various rate increases during the year ended December 31, 2005:

Instrument	12-Month Increase	Rate at December 31, 2005
One-month LIBOR	1.99%	4.39%
On-the run 2-year Treasury Note	1.33%	4.40%
On-the run 5-year Treasury Note	0.74%	4.35%
On-the run 10-year Treasury Note	0.17%	4.39%

As the above rate table presents, since the beginning of 2005, the on-the-run Treasury ten year note is up in yield only 17 basis points as compared to the one month LIBOR rate which is up 199 basis points.

The yields on our portfolio of mortgage-backed securities are affected by movements in both short and long term rates. Conversely, our reverse repurchase agreement debt carries interest rates that are set based on short-term interest rates only (the short end of the yield curve). As the effect of Federal Reserve actions are reflected in higher LIBOR rates, our funding costs will increase as our repurchase agreements mature and are renewed at the then current rates. This could result in a tightening of our net interest spread. Despite a continued flattening in yield curve, our net interest income was $11.6 million for the year ended December 31, 2005, and declined only $200,000 from the third quarter of 2005 to the fourth quarter of 2005. This is largely due to our use of interest rate swaps that have mitigated the rise in interest rates in the short end of the yield curve.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our judgments, estimates and assumptions on an on-going basis. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of the board of directors. We believe the following critical accounting policies affect our more significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.

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

When the fair value of an available-for-sale security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security. We consider several factors when evaluating securities for an other-than-temporary impairment, including the length of time and extent to which the market value has been less than the amortized cost, current market conditions and the continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. If we determine an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is recorded as a reduction of current earnings. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions; therefore, different judgments and assumptions could affect the timing of loss realization.

Allowance for Loan Losses

Our mortgage assets consist of mortgage-backed securities, residential loans and commercial mortgage bridge loans. Due to the credit quality of our mortgage-backed securities, which are issued or guaranteed by an agency of the government, typically Fannie Mae, or are non-agency AAA rated, we do not establish a loss reserve on these securities. In establishing our allowance for loan loss policy on our securitized loan portfolio, we utilize publicly available information regarding losses realized on similar types of assets. In addition, our commercial mortgages are evaluated individually for impairment. Any loan past due in excess of 60 days is evaluated, but other loans may be included in this analysis based on specific facts and circumstances. All impaired loans are evaluated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15,” which requires that impaired loans be evaluated based on a discounted cash flow analysis, or, if the loan is considered collateral dependent, on the fair value of the collateral less the estimated cost to sell. Any specific allowance is established as a component of the allowance for loan losses. The ultimate net realizable value of the collateral securing our mortgage loans may impact any actual losses incurred.

Revenue Recognition

Interest income on residential mortgage assets is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages, unless management considers the collection of interest to be uncertain. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the lives of the securities using the effective interest yield adjusted for the effects of estimated prepayments based on SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases – an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17”. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date. Changes in the rate of future prepayment streams would affect the recognition of income related to the amortization of premiums and discounts.

Interest income on commercial mortgage loans is accrued based on the outstanding principal amount and the stated interest rate, unless management considers the collection of interest to be uncertain. Loans are evaluated for non-accrual status on an individual basis when delinquent in excess of 60 days, or sooner if deemed appropriate by the Company.

Accounting for Equity-Based Compensation

The Company accounts for stock based awards in accordance with the fair value recognition provisions of SFAS No. 123 (revised), “Share-Based Payment”. We record expenses for the estimated value of stock based awards for both employees and non-employees. These awards are valued using the Black-Scholes option pricing model. This model requires assumptions related to stock price volatility, dividend yield, expected option life, and a risk free rate of return. Changes in the volatility of our stock, or other assumption changes, would affect the amount of expense recorded on stock based awards.

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

Financial Condition

Assets

Total assets at December 31, 2005, of $1.2 billion, were acquired with the proceeds of our initial public offering in March 2004, the proceeds from the issuance of junior subordinated notes to the Preferred Trust in March 2005, and the use of leverage. Virtually all of these assets were interest-bearing and were comprised of residential mortgage-related securities and commercial bridge loans.

Residential Mortgage Assets

At December 31, 2005, our residential assets included $942.9 million of mortgage backed available for sale securities and $160.6 million remaining balance of purchased loans that were securitized in 2004 and carried at amortized cost. The mortgage backed securities portfolio consists of AAA rated securities and agency securities that are issued or guaranteed by an agency of the U.S. government. Other characteristics of these securities at December 31, 2005 and December 31, 2004 are outlined in the following table:

	December 31, 2005			December 31, 2004
(in thousands)	Agency Securities	Non Agency Securities	Total	Agency Securities	Non Agency Securities	Total
Par value	$653,711	$297,189	$950,900	$510,347	$96,013	$606,360
Unamortized premium	6,915	1,960	8,875	8,778	788	9,566
Unamortized discount	(1,687)	(440)	(2,127)	(689)	(21)	(710)

Amortized cost	658,939	298,709	957,648	518,436	96,780	615,216
Gross unrealized gains	—	2	2	709	14	723
Gross unrealized losses	(10,034)	(4,716)	(14,750)	(1,456)	(329)	(1,785)

Estimated fair value	$648,905	$293,995	$942,900	$517,689	$96,465	$614,154

During the year ended December 31, 2005, we purchased mortgage backed securities with a par value at time of purchase of $617.1 million. These purchases were financed primarily with cash from principal and interest payments plus the use of reverse repurchase agreements. During the year we also sold securities with a par value of $32.4 million for a net gain of $9,000. At December 31, 2005, our agency securities had a weighted average coupon of 4.74% with an average of 48 months to reset, and the non-agency securities had a weighted average coupon of 4.74% with an average of 47 months to reset.

At December 31, 2005, the mortgage backed securities portfolio had unrealized losses of $14.8 million, of which 8.1 million had been in a continuous loss for 12 months or more. We have reviewed the unrealized losses on the securities, and do not believe the losses, individually or in the aggregate, represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit us from receiving our contractual interest and principal payments. We have the ability and intent to hold these securities for a period necessary to recover the amortized cost. All of the mortgage-backed securities have an actual or implied “AAA” rating, or are guaranteed by an agency of the U.S. Government.

At December 31, 2005 and December 31, 2004, the Company’s residential mortgage loans, including securitized loans, consisted primarily of hybrid adjustable rate mortgages and were carried on the balance sheet at historical cost, less premium amortization. The loan balances by original fixed period are summarized in the following table:

	December 31, 2005			December 31, 2004
Initial Fixed Term (in thousands)	Loan Balance	Premium/ Deferred Costs	Book Value	Loan Balance	Premium/ Deferred Costs	Book Value
Fixed rates	$—	$—	$—	$1,017	$28	$1,045
3 year fixed	4,893	149	5,042	10,336	297	10,633
5 year fixed	53,550	1,492	55,042	71,735	1,997	73,732
7 year fixed (and other)	99,867	446	100,313	117,389	653	118,042

Total	158,310	2,087	160,397	200,477	2,975	203,452
Deferred loan costs	—	205	205	—	260	260

Total	$158,310	$2,292	$160,602	$200,477	$3,235	$203,712

During the year ended December 31, 2005, we sold loans with a book value of $2.1 million at a loss of $59,000. These loans were not part of our securitized loan portfolio. At December 31, 2005, the securitized residential mortgage loan portfolio had a weighted average coupon of 4.58% with an average of 51 months to reset and a fair value of $154.6 million. Two securities were in a gain position totaling $59,000 and seven securities were in a loss position totaling $5.8 million, and had been in such an unrealized loss position for 12 months or more. Additionally, two loans totaling $600,000, or 0.38% of the securitized loan balance, were 30 days past due and one loan for $68,000 was in bankruptcy.

We do not believe unrealized losses, individually or in the aggregate as of December 31, 2005 and 2004, represent an other-than-temporary impairment. The unrealized losses are primarily a result of increases in interest rates and will not prohibit us from receiving our contractual interest and principal payments. We have the ability and intent to hold these securities for a period necessary to recover the amortized cost. Additionally, the securitization is comprised of prime mortgage pools with original credit scores of greater than 700 and an original weighted average loan-to-value ratio of less than 75%, and has not experienced any credit losses to date.

Commercial Assets

In addition to the residential loans, we have a portfolio of commercial mortgage bridge loans. These loans are carried at par, less unamortized deferred fees. During 2005, we entered into two new commercial bridge loans. In June, we closed and funded a $5.0 million retail development loan related to a Florida development, and in July 2005, we closed on a $3.5 million loan commitment related to an equestrian facility located in Bethany, West Virginia, which subsequently was paid in full on October 4, 2005. Additionally, in order to enhance our collateral position, we increased our participation on a resort development loan by $5.6 million in June 2005.

The following table outlines the relevant characteristics of the commercial loans as of December 31, 2005 and 2004:

Type of Property (in thousands)	Interest Rate	Location	Participation	Maturity	December 31, 2005	December 31, 2004
Retail mall	11%	FL	No	—	$—	$14,735
Resort development	13%	NC	No	Jun. 2006	16,647	9,975
Mansion/conference center	11%	FL	No	—	—	8,166
Cemetery/funeral home	10%	HI	Yes	Matured	5,658	5,658
Multi-sport facility	12%	NJ	No	Matured	4,700	4,700
Apartments	11%	IL	No	—	—	1,500
Retail development	11%	FL	No	Jun. 2006	2,739	—

					29,744	44,734
Deferred fees					(397)	(212)

Commercial mortgage balance					$29,347	$44,522

We evaluate loans for possible impairment under SFAS No. 114. At December 31, 2005, two loans were considered impaired, as discussed further below.

Cemetery/Funeral Home Loan. We have a participation interest (approximately 20%) in a loan collateralized by cemetery/funeral home properties in Hawaii. At December 31, 2004, the loan was in default and was evaluated under SFAS No. 114 for impairment. At the time of the analysis, foreclosure proceedings had begun on the property, and we concluded that the estimated net realizable value of the collateral was sufficient to support the loan value and no impairment was recorded. During the second quarter of 2005, we learned that significant funds were missing from the cemetery/funeral home trust fund. Until the investigation of the missing funds is resolved, the Attorney General for the State of Hawaii has expressed opposition to the issuance of a license to operate the facilities. This additional information resulted in our decision to take an impairment equal to the outstanding balance of $5.7 million on the loan at June 30, 2005. At December 31, 2005, our analysis concluded that the loan continued to be fully impaired. For the year ended December 31, 2005, no interest income was recorded on this loan. For the year ended December 31, 2004, interest income of $171,000 was recognized.

We continue to incur legal fees of approximately $25,000 monthly related to the collection of this loan, which are expensed as incurred. Under terms of the Intercreditor Agreement, the Company may also be responsible for its respective portion of future expenses related to preservation of collateral. At December 31, 2005, we estimated that future expenditures related to the preservation of collateral were not material.

On October 7, 2005, we filed suit against the other two participating creditors in the loan, Owens Mortgage Investment Fund and Vestin Mortgage, Inc., for violation of certain provisions under the Intercreditor Agreement. The outcome of this suit is unknown at this time.

Multi-Sport Facility Loan. This loan went into default during the first quarter of 2005. Due to the absentee nature of the property owner, a court-ordered receiver was put in place, which allowed us to market the property for sale under court supervision. On November 4, 2005, we received a signed contract from a willing buyer. Using the contracted price, and accounting for carrying costs, commission and other transactions costs, we concluded that the net realizable value of the collateral securing the loan was less than the carrying value of the loan, and an impairment charge of $1.2 million was recorded during the period ended September 30, 2005.

On January 31, 2006, the sale of the property was completed, and the net sales proceeds of $3.5 million were placed under court control. We have a motion for turnover scheduled with the court in mid March, and anticipate that the funds will be released to us within a few weeks following the hearing. The carrying value of the loan at December 31, 2005, net of impairment, approximated the net proceeds from the court-approved sale of the property. The Company retains all of its rights and remedies under the original note agreement against the Guarantor as it relates to the deficiency arising from the sale of the loan collateral. In March 2005, we filed suit against the owner of the property for default under the terms of the loan agreement. We continue to pursue this suit for possible collection of the deficiencies we incurred, including default interest, legal and other collection costs. The outcome of such suit is unknown at this time.

Mansion/Conference Center. At December 31, 2004, we concluded that this loan was impaired and recorded an allowance for loan loss of $1.1 million. During the first quarter of 2005, we elected to accept a settlement offer under a claim on the title insurance policy. Under terms of the settlement, we received $5.9 million in cash on March 31, 2005, and were due to be paid the remaining $1.5 on or before December 31, 2005. The $1.1 million allowance was charged off at March 31, 2005, and the $1.5 million remaining balance due was received on December 15, 2005.

Allowance for Loan Losses

In addition to a specific review of each commercial loan as discussed above, we provide for loan losses by making a general assessment of the securitized loan portfolio, taking into consideration any delinquencies or bankruptcies on the underlying mortgages, as well as industry statistics on similar pools of loans.

The following table reflects the activity in our allowance for loan losses for the years ended December 31, 2005 and 2004:

(in thousands)	2005	2004
Balance at beginning of period	$1,333	$—
Provision	7,042	1,333
Charge-offs	(1,054)	—

Balance at end of period	$7,321	$1,333

The overall provision rate and the related allowance are evaluated on a quarterly basis to insure that, in our opinion, the allowance is adequate for losses in the portfolio. A provision for loan losses is not recorded for mortgage-backed securities, which are generally rated AAA or are agency secured. These securities are carried on the balance sheet at market value and any impairment that would be deemed to be other than temporary would be recorded as a direct write-down of the asset.

Cash and Cash Equivalents

As of December 31, 2005, we had $17.6 million in cash and cash equivalents. This included both interest bearing and non-interest bearing bank balances. These balances along with the leverage available through our counterparties on our fully-paid securities provided us with total liquidity of $36.3 million. At December 31, 2005, none of the cash or cash equivalents was pledged to support margin calls on derivatives or reverse repurchase agreements.

Liabilities

Our securities and securitized loans are financed primarily through the use of reverse repurchase agreements. At December 31, 2005, we had lines with 14 financial institutions, and had borrowings outstanding with nine of these institutions totaling $1.0 billion with an average interest rate of 4.36% and an average remaining maturity of 92 days.

Our borrowings generally have a shorter maturity than our assets which creates an interest rate mismatch. Additionally, we typically pay floating rates of interest on our reverse repurchase agreement and typically receive fixed rates of interest on our securities. We use derivative instruments to extend the interest rate characteristics of our borrowings and to convert a substantial portion of our borrowings to a fixed rate of interest. As of December 31, 2005, we had 33 fixed-pay interest rate swaps with a notional balance of $980.4 million outstanding. These swaps were accounted for as cash flow hedges of our forecasted borrowings and were reflected on the balance sheet at fair market value. Thirty of the swaps were in a gain position and reflected as assets at December 31, 2005, and three of the swaps were in a loss position and reflected as liabilities.

The maturity characteristics and average rate by maturity characteristic are shown in the following table.

	December 31,
	2005		2004
(in thousands)	Notional	Avg. Fixed Rate	Notional	Avg. Fixed Rate
Maturing in less than one year	$299,700	3.00%	$—	—%
Maturing between one and two years	235,560	3.72	362,700	2.79
Maturing between two and three years	89,000	4.22	61,060	3.50
Maturing between three and five years	356,100	4.43	169,800	4.00

Total	$980,360	3.81%	$593,560	3.21%

On March 15, 2005, the Company completed a private offering of $20 million of trust preferred securities through the Preferred Trust. The Preferred Trust used the proceeds of the private offering, together with the Company’s $619,000 investment in the Preferred Trust common securities, to purchase $20.6 million aggregate principal amount of the Company’s subordinated notes with terms that parallel the terms of the trust preferred securities.

The trust preferred securities and the Subordinated Notes bear interest at 90-day LIBOR plus 4.15% (approximately 8.68% at December 31, 2005) and generally may not be redeemed prior to March 30, 2010.

Results of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

For the year ended December 31, 2005, net loss was $4.7 million as compared to net income of $644,000 for the year ended December 31, 2004. Net interest income for the year was $11.6 million, an increase of $3.2 million from the year ended December 31, 2004. This represented a net interest margin on our average interest earning assets of 1.1% for the year ended December 31, 2005. Prior to the receipt of proceeds from our initial public offering in March 2004, our operations were limited. Therefore, during the first quarter of 2004, there was virtually no revenue. Beginning in the second quarter of 2004, we began investing in mortgage-related securities and commercial bridge loans. This investment activity continued to ramp up into the first quarter of 2005, when our earning assets reached $1.0 billion.

The increase in net interest income during 2005 was due to the increase in the balance of our interest earning assets, offset somewhat by the increase in our interest bearing liabilities, coupled with rising interest rates on our floating rate debt throughout the year. The average balance of our interest earning assets during 2005 was $1.1 billion, an increase of $390.1 million, or 57.8%, over the average balance of $675.2 million for the last half of 2004. The average yield on our assets was 4.35% during 2005 as compared to 4.46% for the last half of 2004. The average balance of our interest bearing liabilities during 2005 was $961.7 million, an increase of $399.3 million, or 71.0%, over the average balance of $562.4 million for the last half of 2004. The average cost on our liabilities in 2005 was 3.6% as compared to 3.0% for the last half of 2004.

Year-over-year, the provision for loan losses increased $5.7 million to $7.0 million, as compared to $1.3 million for the year ended December 31, 2004. The provision recorded during 2005 was related to impairment charges on two loans in our commercial loan portfolio of $6.8 million and $230,000 related to our estimate of loss on our securitized loan portfolio.

Operating expenses for the year ended December 31, 2005, totaled $9.2 million as compared to $7.1 million in 2004. Some of this increase was attributed to the business being in operation for a full year during 2005, relative to a short year in 2004 due there being virtually no operations prior to the initial public offering in March 2004. The significant components of the $2.1 million year-over-year increase were as follows:

•	A $1.8 million increase in professional fees, comprised of the following items:

•	$1.1 million increase in legal fees. During 2005, we incurred legal fees related to the departure of three executive-level officers, the addition of two executive officers, the defense preparation for a shareholder lawsuit and the costs related to the engagement by the special committee of our board of directors of Banc of America Securities for a strategic analysis of our business. Additionally, during 2005 we incurred approximately $390,000 in legal expenses related to workout, modification, collection and litigation on certain loans in the commercial portfolio;

•	$260,000 in fees related to our Sarbanes-Oxley initiatives, including fees paid to an outsourced internal audit group which primarily focused on Sarbanes-Oxley, as well as other internal audit initiatives as directed by the audit committee of our board of directors;

•	$190,000 in fees related to a compensation study and other strategic advisory services; and

•	$50,000 increase in outside audit fees related primarily to first year audit of internal controls pursuant to the Sarbanes-Oxley Act.

•	A $453,000 increase in other operating expenses, which was primarily due to having 12 months of expense for standard monthly items, such as rent, utilities, and monthly service fees, during 2005 relative to approximately 9 months during 2004. Additionally, depreciation and amortization expense increased $177,000 due to additions made late in 2004 plus the impact of a full year of expense in 2005 compared to approximately nine months of expense in 2004. Finally, board of directors’ fees increased $230,000 due to an increase in the number of meetings throughout 2005 related to several items, including the turnover on our board of directors, the turnover in management, the shareholder lawsuit and the strategic alternatives review. This fee increase was partially offset by a $94,000 reduction in board-related stock compensation expense.

•	A $476,000 increase in severance expense. During 2005, three executive officers left the Company and were subject to severance arrangements totaling $841,000. During 2004, three officers left the Company and were subject to severance arrangements totaling $365,000.

•	A $576,000 reduction in salaries and employee benefits, which was comprised of the following components:

•	$325,000 reduction in bonus expense. During 2004, bonuses of $325,000 were recorded. There was no bonus expense for the year ended December 31, 2005;

•	$128,000 reduction in relocation expense. During 2004, we relocated a member of senior management to Florida;

•	$94,000 reduction in payroll due to the elimination of management-level positions; and

•	$44,000 reduction in share-based compensation. During 2004, the management team was awarded stock options and restricted stock in conjunction with the initial public offering, resulting in share-based expense of $114,000. During 2005, a number of those individuals left the Company and forfeited their shares. Employee-related share-based compensation was $70,000 for the year ended December 31, 2005.

From the time of our inception in October 2003 until our initial public offering in March 2004, we had limited operations. Therefore, a comparison of the results for the year ended 2004 to the period from October through December 2003 is not meaningful. During 2003, we had no income, and incurred $22,000 in expenses.

The following tables show average earning assets and their respective yields, along with the average borrowings and their respective costs for each of the last six quarters (in thousands):

Quarter	Average Residential Assets	Average Commercial Assets (1)	Average Total Interest Earning Assets	Average Repurchase Agreements	Average Subordinated Notes Borrowing (2)	Average Total Interest Bearing Liabilities
Dec. 31, 2005	$1,079,736	$29,550	$1,119,736	$1,003,271	$20,000	$1,023,890
Sept. 30, 2005	1,046,413	32,355	1,093,332	967,436	20,000	987,436
Jun. 30, 2005	1,074,277	28,850	1,114,511	992,197	20,000	1,012,197
Mar. 31, 2005	878,454	44,457	933,880	814,864	3,556	823,171
Dec. 31, 2004	754,493	52,839	815,065	691,943	—	701,938
Sept. 30, 2004	476,388	42,003	535,385	422,445	—	422,786

Quarter	Income on Residential Assets	Income on Commercial Assets	Total Income on Earning Assets	Interest on Repurchase Agreements	Interest on Derivative Agreements	Interest on Subordinated Notes (1)	Total Expense on Interest Bearing Liabilities
Dec. 31, 2005	$11,474	$873	$12,438	$10,474	$(1,020)	$423	$9,877
Sept. 30, 2005	10,946	906	11,945	8,693	22	396	9,181
Jun. 30, 2005	11,039	692	11,802	7,611	900	362	9,031
Mar. 31, 2005	9,112	975	10,171	5,270	1,155	64	6,699
Dec. 31, 2004	8,066	1,026	9,142	3,691	1,381	—	5,347
Sept. 30, 2004	4,842	1,081	5,989	1,676	1,280	—	3,118

Quarter	Yield on Residential Assets	Yield on Commercial Assets	Total Yield on Interest Earning Assets	Cost on Repurchase Agreements	Cost/Income on Derivative Agreements	Cost on Trust Preferred	Total Cost on Interest Bearing Liabilities
Dec. 31, 2005	4.22%	11.72%	4.41%	4.14%	(0.40)%	8.15%	3.83%
Sept. 30, 2005	4.15%	11.11%	4.33%	3.57%	0.01%	7.86%	3.69%
Jun. 30, 2005	4.12%	9.62%	4.25%	3.08%	0.36%	7.26%	3.58%
Mar. 31, 2005	4.21%	8.89%	4.42%	2.62%	0.57%	7.30%	3.30%
Dec. 31, 2004	4.25%	7.72%	4.46%	2.12%	0.79%	—	3.03%
Sept. 30, 2004	4.04%	10.24%	4.45%	1.58%	1.21%	—	2.93%

(1)	No adjustment has been made to the average balances for nonaccrual loans.
(2)	Information on the junior subordinated notes is shown net of amounts related to the investment in common stock of the Trust Preferred.

Liquidity and Capital Resources

The Company is organized as a mortgage REIT to invest in residential mortgage related securities and commercial bridge loans, and to distribute to stockholders, in the form of cash distributions, a substantial portion of its net cash flow generated from its mortgage activities. We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations on a timely and cost-effective basis. On December 31, 2005, we had cash and cash equivalents of $17.6 million and fully-paid (unleveraged) mortgage-backed securities with a market value of $19.3 million. Cash, combined with the leverage available through our counterparties on our fully-paid securities, provided us with total liquidity of $36.3 million.

Our primary cash requirements during 2006 are expected to be for payment of dividends, purchases of securities, repayments on reverse repurchase agreements and interest payments on financing arrangements. Management and the board of directors review estimated taxable income on a quarterly basis in advance of declaring each quarterly dividend. Accordingly, the amount of cash required for 2006 dividends cannot be estimated at this time. Securities purchases are generally made by reinvesting cash received from monthly prepayments on our securities portfolio, combined with leveraging the securities with reverse repurchase agreements. As reverse repurchase agreements mature, we typically renew them with the same pledged collateral. All reverse repurchase agreements that have matured since December 31, 2005 have been refinanced under our current facilities.

Because we borrow money under the reverse repurchase agreements based on the fair value of our assets, and because changes in interest rates can negatively impact the valuation of our assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our assets declines for other reasons. At December 31, 2005, we had posted additional securities with a market value of $377,000 as collateral to cover a margin call on reverse repurchase agreements with one counterparty. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. At December 31, 2005, the fair value of our mortgage-backed securities was $942.9 million, which was less than the amortized cost basis due to net unrealized losses in the portfolio of $14.7 million. We have determined that the unrealized losses are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As we have the ability and intent to hold the assets until recovery, the losses are not considered to be other than temporary impairments. In addition, we have the ability to terminate our hedges for liquidity purposes. At December 31, 2005, we had 30 swaps in a gain position totaling $12.2 million.

Throughout the year ended December 31, 2005, we had adequate liquidity to meet our requirements for normal recurring operating expenses, as well dividend payments, interest payments, securities purchases and refinancings, and we believe our operations, including our ability to leverage our securities portfolio, will continue to provide sufficient liquidity to meet our future cash requirements.

Operating Activities

We generated cash from operations during 2005 of $2.4 million. While we ended the year with a net loss of $4.7 million, there were significant non-cash items included therein, including a $7.0 million provision for credit losses (which pertained substantially to impairments on two of our commercial loans), and amortization of net premium on our securities portfolio of $3.3 million. These non-cash add-backs to the net loss were offset in part by $1.1 million of non-cash interest income that increased the respective commercial loan balances, and $2.3 million increase in accrued interest.

Investing Activities

We used $287.2 million for investing activities during 2005. We continued to increase our mortgage assets during 2005 by purchasing $617.1 million of mortgage-backed, available for sale securities and funding $13.4 million of commercial loans. We received principal payments on our securities and loans of $301.5 million, and sold securities and loans for net proceeds of $34.4 million. In addition, we received $7.4 million from an insurance settlement on one of our commercial loans.

Financing Activities

We generated $276.7 million in cash from financing activities during 2005. Our primary source of financing during 2005 consisted of reverse repurchase agreements. As of December 31, 2005, we had reverse repurchase lines with 14 financial institutions with a total capacity of $2.5 billion. We increased borrowings under these agreements by $270.6 million during the year to an outstanding balance of $1.0 billion at year-end with nine institutions with a weighted average rate of 4.36% and a weighted average remaining maturity of 92 days.

In March 2005, we issued junior subordinated notes to the Preferred Trust for net proceeds of $19.3 million. This facility is not redeemable prior to March 30, 2010 and has a maturity date in 2035. The proceeds from this issuance were used, in part, to fund the commercial loans made during the year.

Effective August 9, 2005, the Company terminated its warehouse lending facility with JP Morgan due to the expense involved relative to the need for such a facility. Terminating this line eliminated an annual commitment fee of approximately $625,000, as well as removed a number of financial and non-financial restrictions related to the company and its operations. The balance prior to termination was $9.7 million.

We also used cash of $4.6 million during 2005 to pay dividends of $0.44 per common share to our stockholders.

Contractual Obligations

As of December 31, 2005, we had the following contractual obligations:

Contractual obligations (in thousands)

(in thousands)	Payments due by period
	Total	<1 yr.	1-3 yrs.	3-5 yrs.	>5 yrs.
Long-term debt obligations	$20,619	$—	$—	$—	$20,619
Operating lease obligations	259	71	149	39	—
Purchase obligations (1)	805	670	135	—	—

(1)	Purchase obligations related to risk management and technology service agreements.

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

Other Matters

Subsequent to December 31, 2005, we received principal payments of $671,000 on our commercial loan for the Florida retail development property, and $2.0 million (net of interest advances) on the commercial loan for the North Carolina resort development property. Outstanding principal balances on these two loans subsequent to these payments were $2.0 million and $14.5 million, respectively.

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

Yield curve risk: To the extent that these assets are financed with shorter duration liabilities, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This may occur as our borrowings react to changes in interest rates sooner than our hybrid ARM assets because the weighted average next re-pricing dates of the borrowings may be shorter time periods than that of the hybrid ARM assets. We use plain vanilla swaps to extend the duration of our liabilities to the expected duration of our assets. We typically pay a fixed rate and receive a floating rate to offset the floating nature of our reverse repurchase agreements. Interest rate swaps thus have the effect of converting the Company’s variable-rate debt into fixed-rate debt over the life of the swap agreements. Management has selected interest rate swaps such that the combined Effective Duration of its borrowings and interest rate swaps closely matches the Effective Duration of the Hybrid ARM assets, the difference being the Effective Duration Gap. Management operates under a board-advised Effective Duration Gap limit of 1 year (or -1 year as the case may be) and has targeted a zero Effective Duration Gap during the year ended December 31, 2005.

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

Re-pricing risk: At times, the notional amount on our swaps may not match the amount of outstanding repurchase agreements. This results in a portion of our short term liabilities being exposed to rises in interest rates. As short term interest rates rise, the portion of our short term debt not covered by swaps will increase our overall debt costs, squeezing margins. Conversely, if short term rates fall, overall debt costs will decrease, widening margins. Management actively manages this gap and minimizes the impact of rising rates using longer term repurchase agreements and by purchasing floating rate assets whose coupons reset with rising short term rates. As of December 31, 2005, the company had $1.0 billion in reverse repurchase agreements and $980.4 million in notional of pay-fixed swaps. As of December 31, 2005, the company had $60.2 million in floating rate assets.

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

Spread risk: The use of interest rate swaps to lengthen the maturities of the Company’s short term liabilities also has an effect on the fair value of the portfolio. To the extent that interest rates rise, the value of the hybrid adjustable-rate mortgage backed securities will decline. This decline may be offset for the most part by gains in the value of the pay-fixed interest rate swaps. However, if yields of hybrid adjustable-rate mortgage-backed securities move to a greater extent than treasury or swap rates – a phenomenon known as “spread widening” – the fair value of the securities will decline more than the gain on the corresponding hedges, resulting in a decline in the overall fair value of the portfolio. Conversely, if spreads tighten, the portfolio will experience a fair value gain. We view spread risk as inherent in owning a portfolio of mortgage assets and do not attempt to hedge this risk explicitly.

Risk to Investment opportunities: During a rising interest rate environment, there may be less total loan origination and refinance activity. At the same time, a rising interest rate environment may result in a larger percentage of hybrid ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed rate mortgage products, but there may be above average loan origination and refinancing volume in the industry such that even a small percentage of hybrid ARM product volume may result in sufficient investment opportunities. Additionally, a flat yield curve may be an adverse environment for hybrid ARM production because there may be little incentive for a consumer to choose an ARM product over a 30 year fixed-rate mortgage loan, and conversely, in a steep yield curve environment, ARM production may enjoy an above average advantage over 30 year fixed-rate mortgage loans, increasing the pool of available ARM investment securities. The availability and fluctuations in the volume of hybrid ARM loans being originated can also affect their yield to us as an investment opportunity. During periods of time when there is a shortage of ARM products, their yield as an investment may decline due to market forces and conversely, when there is an above average supply of ARM products, their yield to us as an investment may improve due to the same market forces.

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

The Effective Duration measure is calculated by a third party provider utilizing a Monte Carlo simulation of 200 to 500 interest rate scenarios. At December 31, 2005, our Effective Duration Gap was -0.05 years. The effective duration of mortgage assets changes as interest rates change, because the cash flows of the mortgage securities we own are dependent on the realized path of interest rates. In general, as interest rates decline, the effective duration of our mortgage assets decline and vice versa. Because models do not always capture market forces, particularly those driven by technical rather than fundamental forces, in our opinion, duration of between plus or minus 0.15 approximates zero duration. In addition to Effective Duration, the Company monitors the Effective Convexity, which is the rate of change of duration for a given change in interest rates, as well as several sensitivity measures around points in the yield curve called Key Rate Duration measures. As of December 31, 2005, the Effective Convexity Gap of the portfolio was -0.57 years.

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

The following table reflects the market value changes of these assets for the parallel shifts in the yield curve as a percent equity and as a percent of the fair market value of our interest earning assets as of December 31, 2005.

Instantaneous parallel shift in yield curve	Change in Net Assets (in thousands)	Change as a % of Equity	Change as a % of Fair Value of Assets
Down 100 basis points	$(4,075)	(3.81)%	(0.36)%
Down 50 basis points	(1,074)	(1.0)	(0.09)
Up 50 basis points	(558)	(0.52)	(0.05)
Up 100 basis points	(2,311)	(2.16)	(0.20)

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company, the related notes and schedules to the financial statements, together with the Reports of Independent Registered Public Accounting Firms thereon, are set forth beginning on Page F-1 in this Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 22, 2005, Ernst & Young LLP resigned as our independent registered public accounting firm. Ernst & Young served as our certifying accountant for the period from October 6, 2003 (inception) through December 31, 2003, the fiscal year ended December 31, 2004 and the interim periods through June 30, 2005.

On October 20, 2005, our audit committee engaged Hancock Askew & Co. LLP as its new independent registered public accounting firm.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2005. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under the Securities Exchange Act of 1934 (Exchange Act) Rule 13a - 15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Hancock Askew & Co. LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Company

Rodney E. Bennett, age 65, was elected to serve as director on October 15, 2003, and was appointed Chairman of the Board in October 2005. Mr. Bennett is also a member of the Special Committee and serves as Chairman of the Audit Committee. From January 2004 to the present, he has served as the Chief Financial Officer and Director of Harvin Carter and Associates, Inc., a privately owned fire sprinkler contractor doing business in five southeastern states. From January 1998 to September 2003, he founded and served as the Chief Executive Officer of Saltilla Community Bank in St. Marys, Georgia. From July 1991 to the present, Mr. Bennett has acted as a consultant to various Georgia banks and private companies. Director since October 2003.

Joseph P. Stingone, age 69, was elected to serve as a director on January 22, 2004, and is a member of the Compensation Committee, the Special Committee and is Chairman of the Nominating and Corporate Governance Committee. Since 2002, Mr. Stingone has managed his personal investments. Mr. Stingone served as Chairman of Flagship Capital Corporation from January 1, 2000 to July 2002. Director since January 2004.

G. Steven Dawson, age 48, joined our board on January 11, 2005, and is a member of the Compensation Committee, the Nominating and Corporate Governance Committee and serves as the Chairman of the Special Committee. He served as Chief Financial Officer of Camden Property Trust or its predecessors from 1990 to 2003. Currently, Mr. Dawson serves on the boards of directors of five other companies, including Trustreet Properties, Inc. (NYSE: TSY), an Orlando-based owner of approximately 3,000 fast-food and casual dining restaurants and gas station/convenience stores, AmREIT, Inc. (AMEX: AMY), a Houston-based owner and developer of retail properties (audit committee chairman), Medical Properties Trust, a Birmingham, Alabama-based REIT specializing in the ownership of acute care facilities, medical office buildings and related medical properties (audit committee chairman), Desert Capital REIT, a Las Vegas-based mortgage REIT (audit committee chairman), and American Campus Communities (NYSE: ACC), an Austin-based equity REIT focused on student housing (audit committee chairman). Director since January 2005.

George O. Deehan, age 63, was elected to serve as a director on March 24, 2005, and was named our Chief Operating Officer on August 8, 2005 and on October 4, 2005 was named our Chief Executive Officer. From November 2004 to March 2005, Mr. Deehan served as a director of Paragon Financial Corporation. From August 2003 until November 2004, he served as the Chairman and Chief Executive Officer of Paragon Financial Corporation. From August 2000 to March 2002, he served as President of eOriginal Company, a software development company. From August 1998 to August 2000, he served as the Chief Executive Officer of Advanta Leasing Services. Mr. Deehan is on the board and is compensation committee chairman and on the audit committee of NYFIX Corporation (NASDAQ: NYFX). Director since March 2005.

Charles W. Wolcott, age 53, was elected to serve as a director on September 26, 2005, and is a member of the Audit Committee and Special Committee. Currently, he is the president and chief executive officer of Tecon Corporation, a diversified business operator. From 1993 to 2001, he was the president and chief executive officer of American Industrial Properties REIT, a NYSE-listed real estate REIT. From 1984 to 1992, Mr. Wolcott served in various capacities at Trammell Crow Company, including president and CEO of Trammell Crow Asset Services, where he oversaw a $10 billion portfolio of real estate assets. Mr. Wolcott received his MBA from Harvard Business School in 1977. Director since September 2005.

Charles D. Van Sickle, age 64, was elected to serve as a director on October 5, 2005, and is a member of the Audit Committee, the Nominating and Corporate Governance Committee and serves as Chairman of the Compensation Committee. Most recently, Mr. Van Sickle was a founder and director of KVI Capital, a privately held specialty finance company, from its inception in 2000 through the time of its sale in August of 2005 to Private Business, Inc. (NASDAQ: PBIZ). Prior to that, Mr. Van Sickle was at AT&T Capital for more than 13 years, where he retired as Group President, responsible for overseeing $18 billion in assets. He had complete oversight in 25 countries, oversaw the company’s listing on the New York Stock Exchange and orchestrated its sale to Nomura Securities in 1998. Mr. Van Sickle also serves on the Board of Directors of Paragon Financial Corporation, a mortgage banking company in Ponte Vedra Beach, Florida. Director since October 2005.

Executive Officers of the Company

George O. Deehan. See “Directors of the Company” for biographical information.

Byron L. Boston, age 47, has served as our Executive Vice President - Chief Investment Officer since February 5, 2004. From June 1997 until January 2004, he was the Vice President and Co-Manager of The Mortgage Portfolio Group of Federal Home Loan Mortgage Corporation (Freddie Mac). While employed at Freddie Mac, Mr. Boston served on the Freddie Mac Thrift/401K Savings Plan Retirement Committee (“Freddie Mac Retirement Committee”). From June 1993 to June 1997, he

was Vice President, Pass-Through Trader at CS First Boston, where he acted as a market maker for all pass-through securities. Prior to that, he also held various positions dealing with mortgage-backed and pass-through securities at Lehman Brothers and CS First Boston. Mr. Boston received his MBA from the University of Chicago and an AB degree from Dartmouth College.

Stacy M. Riffe, age 40, became Chief Financial Officer effective September 13, 2005 and was elected Secretary and Treasurer. From 2002 to 2005, Ms. Riffe was the Chief Financial Officer of U.S. Restaurant Properties, Inc., which later merged with CNL Restaurant Properties to form Trustreet Properties, Inc. (NYSE: TSY), a self-advised restaurant real estate investment trust (REIT). From 1998 to 2002, Ms. Riffe held senior-level finance positions at two private companies, The Mail Box and Pinnacle Restaurant Group LLC. From 1996 through 1997, she was the Chief Financial Officer of Casa Ole Restaurants, Inc. (NADAQ: CASA). Prior to that, she served in several finance capacities, including Controller and Treasurer, over a five-year period at Spaghetti Warehouse, Inc., which operated as a public entity during Ms. Riffe’s tenure. From 1987 to 1991, Ms. Riffe, a Certified Public Accountant, worked in the Dallas audit practice of KPMG Peat Marwick.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our common stock (“reporting persons”) to file reports of ownership and changes in ownership with the SEC. Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by them with the SEC. The report with respect to the election of Stacy Riffe as our Chief Financial Officer on September 13, 2005 was not reported on Form 3 until December 20, 2005. The reports with respect to the elections of Charles Wolcott and Charles Van Sickle as directors on September 26, 2005 and October 5, 2005, respectively, were not reported on Form 3 until December 20, 2005. In addition, the reports with respect to the granting of restricted shares of common stock to Messrs. Boston, Wolcott and Van Sickle on July 21, 2005, September 26, 2005 and October 5, 2005, respectively, were not reported on Form 4 until January 13, 2006, November 8, 2005 and November 1, 2005, respectively. Based solely on our review of the copies of the Section 16(a) forms received by us or upon written representations from certain of these reporting persons as to compliance with the Section 16(a) regulations, we are of the opinion that during the 2005 fiscal year, all other reports required by Section 16(a) were filed on a timely basis.

Code of Ethics

We have adopted a code of business and ethics for directors, officers and employees, known as the Code of Business Conduct and Ethics, which is available on our website at www.sunsetfinancial.net. Stockholders may request a free copy of the Code of Business Conduct and Ethics from:

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

Item 11. Executive Compensation

Compensation of Directors

Employee directors receive no compensation for board service. During 2005, our non-employee directors received the following compensation:

Annual Retainer Fees
Board Member	$30,000
Audit Committee Chair	5,000
Compensation Committee Chair	5,000
Nominating and Corporate Governance Committee Chair	3,000
Special Committee Chair	10,000

Meeting Fees
Board meeting attended in person	$1,000
Board meeting attended telephonically	500
Audit, Compensation or Nominating Committee meeting attended in person	1,000
Audit, Compensation or Nominating Committee meeting attended telephonically	500
Special committee meeting attended in person	3,500
Special committee meeting attended telephonically	2,500

Additionally, upon election to the board, each non-employee director receives a stock option to purchase 5,000 shares of common stock at the then fair market value. The option vests in full one year from the date of grant. Each non-employee director is granted 2,000 shares of restricted stock upon re-election to the board each year. These shares vest in full one year from the grant date. The non-employee directors are also reimbursed for travel expenses incurred in connection with attending meetings and other activities related to serving on our board of directors.

Compensation of Executive Officers

The following table sets forth information with respect to annual and long-term compensation for the period ended December 31, 2005, paid or accrued with respect to each of our executive officers (dollars in thousands):

	Year	Annual Compensation		Long-Term Compensation Awards			All Other Compensation
Name and Principal Position		Salary ($)	Bonus ($)	Restricted Share Awards ($)		Securities Underlying Options/SARs (#)
George O. Deehan	2005	$118,327	$—	$64,800	(2)	5,000	$17,487	(3)
Chief Executive Officer	2004	—	—	—		—	—

J. Bert Watson	2005	274,039	—	—		—	397,740	(1)(4)
Former Chairman, Chief Executive Officer and President	2004	475,962	110,000	—		117,000	8,200	(11)

Byron L. Boston	2005	300,000	—	71,100	(5)	—	8,881	(1)(6)
Executive Vice President – Chief Investment Officer	2004	276,923	10,000	65,000	(12)	50,000	166,347	(11)(13)

Stacy M. Riffe	2005	64,615	—	80,100	(7)	—	2,946	(1)(8)
Chief Financial Officer, Secretary and Treasurer	2004	—	—	—		—	—

Michael L. Pannell	2005	125,307	—	—		—	376,270	(1)(9)
Former Chief Financial Officer and Treasurer	2004	141,346	10,000			25,000	4,846	(3)(11)

Jeffrey S. Betros	2005	177,240	—	—		—	90,995	(1)(10)
Former Executive Vice President – Chief Marketing Officer and Secretary	2004	274,039	107,000			25,000	6,750	(3)(11)

(1)	Includes matching contributions made by the Company pursuant to its 401(k) plan for the accounts of Messrs. Watson, Boston, Pannell, Betros, and Ms. Riffe in the amounts of $8,400, $8,162, $5,412, $7,203 and $2,584, respectively.

(2)	Includes 7,000 shares of unvested restricted stock with a value of $59,360 based on the closing price of our common stock of $8.48 on December 31, 2005. The value shown in the table is calculated based on the closing price of our common stock on the date of grant. 2,000 of these shares vest in May 2006 and the remaining 5,000 vest 1/3 in each of 2006, 2007 and 2008.
(3)	Includes $16,610 in fees paid to Mr. Deehan in his capacity as a non-employee member of the board of directors prior to August 2005, $420 in dividends paid on restricted stock and $457 for group term life insurance.
(4)	Mr. Watson’s employment with us terminated on September 27, 2005. This amount includes a lump-sum payment of $375,000, estimated payments of $13,774 for COBRA premiums, and $566 for group term life insurance.
(5)	Includes 7,500 shares of unvested restricted stock with a value of $63,800 based on the closing price of our common stock of $8.48 on December 31, 2005. The value shown in the table is calculated based on the closing price of our common stock on the date of grant. These shares vest 1/3 in each of 2006, 2007 and 2008.
(6)	Includes $450 in dividends paid on restricted stock and $269 for group term life insurance.
(7)	Includes 9,444 shares of unvested restricted stock with a value of $80,085 based on the closing price of our common stock of $8.48 on December 31, 2005. The value shown in the table is calculated as the shares granted during the year multiplied by the closing price of our common stock on the date of grant. These shares vest 1/36 each month through October 2008.
(8)	Includes $300 in dividends paid on restricted stock and $62 for group term life insurance.
(9)	Mr. Pannell’s employment with us terminated on September 12, 2005. This amount includes one payment of $175,000, a second payment of $20,192, 10 payments of $6,731 and a final payment of $87,500, for a total of $350,000. Also included are estimated payments of $20,661 for COBRA premiums and $197 for group term life insurance.
(10)	Mr. Betros’ employment with us terminated on August 31, 2005. This amount includes one payment of $6,730 and eight payments of $9,615, for a total of $83,654. Also included is $138 for group term life insurance.
(11)	Includes matching contributions made by the Company pursuant to its 401(k) plan for the accounts of Messrs. Watson, Boston, Pannell and Betros in the amounts of $8,200, $7,692, $4,846 and $6,750.
(12)	As of December 31, 2004, Mr. Boston had 5,000 shares of restricted stock, with a value of $52,050, based on the closing price of our common stock of $10.41 on December 31, 2004. The value shown in the table is calculated based on the closing price of our common stock on the date of grant which was $13.00 per share. These shares have vested. Dividends have been paid on these shares of restricted stock totaling $325.
(13)	Includes $166,347 in moving expenses incurred in 2004 and reimbursed by us in 2005 (including a gross-up for taxes).

Option Grants

No options were granted to Executive Officers under the Amended and Restated Share Incentive Plan during 2005. An option for 5,000 shares of common stock was granted to George O. Deehan upon joining the board of directors in March 2005 as a non-employee director. Mr. Deehan became an employee of the Company in August 2005 when he was named Chief Operating Officer.

Option Exercises, Year-end Option Values and Stock Grants

The following table sets forth certain information concerning option exercises during the 2005 fiscal year and the value of the unexercised options at December 31, 2005 held by the Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired On Exercise	Realized Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised in-the-Money Options at Fiscal Year-End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
George O. Deehan	—	$—	—	5,000	$—	$—
Byron L. Boston	—	$—	16,667	33,333	$—	$—

(1)	The fair market value on December 31, 2005 of the common stock underlying the options was $8.48 per share.

Employment Contracts and Termination of Employment and Change-in-Control

We entered into an employment agreement with Mr. Deehan as of August 8, 2005, as amended on October 3, 2005. The agreement is for a term of two years and automatically renews for one year terms unless notice of non-renewal is given by either party at least 180 days prior to the expiration of the renewal term.

The employment agreement provides that in the event of a change of control and the termination of Mr. Deehan’s employment on or before the first anniversary of the change in control (other than for cause), he shall receive a severance payment equal to 2.0 times his then current base salary. The agreement also provided for the granting of 5,000 shares of restricted stock pursuant to our Amended and Restated 2003 Share Incentive Plan. The shares were granted on August 8, 2005, and vest at a rate of 1/3 each year beginning on the first anniversary of the grant. The agreement also provides for a bonus of $100,000 upon the occurrence of certain events, and provides for an additional grant of 20,000 shares of restricted common stock upon the occurrence of certain events.

We entered into an employment agreement with Ms. Riffe as of October 28, 2005. The employment agreement is for a term of two years and automatically renews for one year terms unless notice of non-renewal is given by either party at least 180 days prior to the expiration of the renewal term or the agreement is otherwise terminated pursuant to its provisions.

The employment agreement provides that, in the event of a termination without cause or for a disability, a resignation for good reason, or a change of control and the termination of Ms. Riffe’s employment on or before the first anniversary of the change in control (other than for cause), she shall receive a severance payment equal to 2.0 times her then current base salary. The agreement also provided for the granting of 10,000 shares of restricted stock pursuant to our Amended and Restated 2003 Share Incentive Plan. The shares were granted on October 28, 2005, and vest at a rate of 1/36 each month over a period of 36 months following the date of grant.

We entered into an employment agreement with Mr. Boston in 2004 which provides that in the event of a change of control and the termination of the his employment on or before the first anniversary of the change in control (other than for cause), he shall receive a severance payment equal to 2.99 times his then current base salary plus an amount equal to the full bonus the executive was eligible to receive for the year of his termination.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee has any interlocking relationship with any other company that requires disclosure under this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and the notes thereto set forth certain information with respect to the beneficial ownership of shares of our common stock by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any stock as to which the individual has the sole or shared voting power or investment power and also any stock that the individual has a right to acquire as of May 15, 2005 (60 days after March 16, 2005) through the exercise of any share option or other right. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the stock set forth in the following table.

Name	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Western Investment LLC 2855 East Cottonwood Parkway Suite 110 Salt Lake City, UT 84121	1,016,300	(2)	9.7%

Thomas Bruce Akin c/o Talkot Crossover Fund, L.P. 2400 Bridgeway, Suite 300 Sausalito, CA 94965	966,500	(3)	9.2%

NWQ Investment Management Company, LLC 2049 Century Park East 16th Floor Los Angeles, CA 90067	901,377	(4)	8.6%

Teachers Insurance and Annuity Association of America 730 Third Avenue New York, NY 10017	622,299	(5)	5.9%

Byron L. Boston	60,833	(6)	*

George O. Deehan	12,000	(7)	*

Stacy M. Riffe	10,000	(8)	*

Rodney E. Bennett	7,000	(9)	*

Joseph P. Stingone	8,000	(9)	*

G. Steven Dawson	7,000	(9)	*

Charles W. Wolcott	—		*

Charles D. Van Sickle	—		*

All directors and executive officers as a group (8 persons)	104,833		1.0%

*	Beneficial ownership of less than 1% of the class is omitted.

(1)	The percentages of shares owned provided in the table is based on 10,516,600 shares outstanding as of March 8, 2005. Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares of common stock outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.
(2)	Western Investment LLC, (“WILLC”), Arthur D. Lipson, Western Investment Hedged Partners LP, (“WIHP”), Western Investment Institutional Partners LLC, a Delaware limited liability company (“WIIP”), and Western Investment Activism Partners LLC (“WIAP”), jointly reported their stock ownership. WILLC has sole voting and investment power over WIHP’s, WIIP’s, and WIAP’s security holdings and Mr. Lipson, in his role as the managing member of WILLC, controls WILLC’s voting and investment decisions. WIHP, WIIP and WIAP beneficially owned 305,300, 633,300 and 77,700 shares respectively. WILLC beneficially owned 1,016,300 shares. Based solely on Schedule 13D filed December 5, 2005.
(3)	Thomas Akin is the direct beneficial owner of 543,100 shares of our common stock, and is the managing general partner of Talkot Crossover Fund, L.P. (Fund), which is the direct beneficial owner of 423,400 shares of our common stock. By virtue of the relationship between Mr. Akin and the Fund, Mr. Akin may be deemed to possess indirect beneficial ownership of the shares of common stock beneficially owned by the Fund. Based solely on Schedule 13D filed September 27, 2005.
(4)	Shares are beneficially owned by clients of NWQ Investment Management (“NWQ”), an investment advisor, which clients may include investment companies registered under the Investment Company Act and/or employee benefit plans, pension funds, endowment funds or other institutional clients. NWQ has the sole power to dispose of or to direct the disposition of 901,377 shares, and the sole power to vote or direct the vote of 845,077 shares. Based solely on Schedule 13G dated December 31, 2005.
(5)	Teachers Insurance and Annuity Association of America (“TIAA”) holds 303,820 shares of our common stock for the benefit of TIAA Real Estate Account, a separate account of TIAA. In addition, TIAA, as the parent of two registered investment advisers, may be deemed to have indirect voting or investment discretion over 318,479 shares of our common stock that are beneficially owned by three registered investment companies – College Retirement Equities Fund (“CREF”), TIAA-CREF Institutional Mutual Funds (“Institutional Funds”), and TIAA-CREF Life Funds (“Life Funds”) – whose investment advisers are TIAA-CREF Investment Management, LLC (in the case of CREF) and Teachers Advisors, Inc. (in the case of Institutional Funds and Life Funds), both of which are wholly owned subsidiaries of TIAA. TIAA is reporting the combined holdings of these entities for the purpose of administrative convenience. These shares were acquired in the ordinary course of business, and not with the purpose of effect of changing or influencing control of the Company. TIAA should not be construed, for the purpose of Sections 13 or 16 of the Securities Exchange Act of 1934, as the beneficial owner of these shares. Based solely on Schedule 13G dated December 31, 2005.

(6)	Includes options to purchase 33,333 shares of common stock, and 7,500 non-vested restricted shares.
(7)	Includes options to purchase 5,000 shares of common stock, and 5,000 non-vested restricted shares.
(8)	Includes 8,333 non-vested restricted shares.
(9)	Includes options to purchase 5,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The Company’s former principal accountant, Ernst & Young LLP, resigned effective August 22, 2005. The Company engaged Hancock Askew & Co., LLP on October 20, 2005 as principal accountant to perform the audit for the year ended December 31, 2005.

Aggregate fees billed to the Company for the years ended December 31, 2005 and 2004 were as follows:

Services Rendered	2005	2004
Audit Fees	$374,686	$326,000
Audit-Related Fees	7,253	—
Tax Fees	78,984	48,000
All Other Fees	38,500	49,000

Total Fee	$499,423	$423,000

All fees billed during 2004 were by Ernst & Young LLP, and during 2005, all audit-related, tax and other fees were billed by Ernst & Young LLP. Of the 2005 audit fees, $41,579 of the fees were for services provided by Ernst & Young LLP through the date of their resignation in August 2005, and $333,107 of the fees were for services provided by Hancock Askew & Co. LLP from the time of their engagement in October 2005, including the audit of the December 31, 2005 financial statements.

The audit fees above represent fees for professional services rendered for the audits and quarterly reviews of the consolidated financial statements of the Company. The audit-related fees above represent fees related to an SEC filing. The tax fees above represent professional fees for compliance services in connection with the Company’s federal and state tax filings and advisory services related the Company’s status as a REIT. All other fees represent fees for professional services related to compensation advisory services to the compensation committee of the board of directors.

The audit committee’s charter provides that the committee will pre-approve all audit services and all permissible non-audit services to be performed for the Company by its independent auditors. The audit committee has preapproved all services performed by Ernst & Young LLP and Hancock Askew & Co., LLP, and determined the provisions of the services to be compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Page
(a)	Documents filed as a part of this report

	(1)	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

		(i)	Reports of Independent Registered Public Accounting Firms	F-1

		(ii)	Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4

		(iii)	Consolidated Statement of Operations for the Years ended December 31, 2005, 2004, and 2003	F-5

		(iv)	Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003	F-6

		(v)	Consolidated Statement of Stockholders Equity for the Years Ended December 31, 2005, 2004 and 2003	F-7

		(vi)	Consolidated Statement of Cash Flows for the Years December 31, 2005, 2004 and 2003	F-8

		(vii)	Notes to the Consolidated Financial Statements	F-9

	(2)	Schedules to Consolidated Financial Statements.

		II.	Valuation and Qualifying Accounts	F-24

		IV.	Mortgage Loans on Real Estate	F-25

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amount sufficient to require submission of the schedule.

	(3)	Exhibits.

		(i)	The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report	47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSET FINANCIAL RESOURCES, INC.

/s/ GEORGE O. DEEHAN
George O. Deehan
Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GEORGE O. DEEHAN George Deehan	Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ STACY M. RIFFE Stacy M. Riffe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ RODNEY E. BENNETT Rodney E. Bennett	Chairman of the Board and Director	March 14, 2006

/s/ G. STEVEN DAWSON G. Steven Dawson	Director	March 14, 2006

/s/ JOSEPH P. STINGONE Joseph P. Stingone	Director	March 14, 2006

/s/ CHARLES D. VAN SICKLE Charles D. Van Sickle	Director	March 14, 2006

/s/ CHARLES W. WOLCOTT Charles W. Wolcott	Director	March 14, 2006

EXHIBIT INDEX

The exhibits to this report required to be filed pursuant to Item 15(c) are listed below.

Exhibit No.
3.1	Second Articles of Amendment and Restatement (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by us on October 11, 2005)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.1	Strategic Alliance Agreement dated October 15, 2003, by and among Sunset Financial Resources, Inc. (Sunset Financial), Sunset Mortgage Company, L.P., Sunset Direct Lending, L.L.C. and Sunset Commercial Group LLC (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.2	Employment Agreement dated February 6, 2004, by and between Sunset Financial and Byron L. Boston (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.3	Amended and Restated 2003 Share Incentive Plan (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.4	Form of Incentive Stock Option Agreement under the 2003 Share Incentive Plan (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.5	Form of Nonqualified Stock Option Agreement under the 2003 Share Incentive Plan (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.6	Form of Restricted Stock Agreement under the 2003 Share Incentive Plan (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.7	Form of Dividend Equivalent Right Agreement under the 2003 Share Incentive Plan (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.8	Agreement of Lease executed on January 26, 2004 to be effective February 15, 2004, by and between Sunset Financial and Liberty Property Limited Partnership (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

10.9	Purchase Agreement by and between Sunset Mortgage Company, L.P. and Sunset Financial dated February 19, 2004, as amended by that certain Amendment dated February 26, 2004 (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Form S-11 filed by us on February 27, 2004).

10.10	Letter Agreement regarding purchase of loans by and between J.P. Morgan Mortgage Acquisition Corp. and Sunset Financial dated February 20, 2004. (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Form S-11 filed by us on February 27, 2004).

10.11	Letter Agreement regarding purchase of loans by and between Morgan Stanley Mortgage Capital Inc. and Sunset Financial dated February 18, 2004 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Form S-11 filed by us on February 27, 2004).

10.12	Letter of Intent regarding purchase of loans by and between Bridge Capital (USVI), LLC and Sunset Financial dated February 20, 2004 (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Form S-11 filed by us on February 27, 2004).

10.13	Letter of Loan Commitment regarding sale of loans from Asset Lenders Group dated February 2, 2004 (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Form S-11 filed by us on February 27, 2004).

10.14	Mortgage Loan Flow Purchase, Sale & Servicing Agreement, dated April 29, 2003, between J.P. Morgan Mortgage Acquisition Corporation, as purchaser, and Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust, as Sellers, as amended by Amendment No. 1 dated September 1, 2003 (incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.15	Flow Master Seller’s Warranties and Servicing Agreement, dated and effective as of February 24, 2004, between J.P. Morgan Mortgage Acquisition Corp. and National City Mortgage Co. (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

Exhibit No.
10.16	Flow Mortgage Loan Sale and Servicing Agreement between Bank of America, N.A., as seller and servicer, and Morgan Stanley Mortgage Capital Inc., as purchaser dated October 1, 2003 (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.17	Mortgage Loan Flow Purchase, Sale & Servicing Agreement, dated as of November 13, 2003, between Morgan Stanley Mortgage Capital, Inc., as purchaser, and Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust, as sellers (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.18	Mortgage Loan Sale and Servicing Agreement between Greenpoint Mortgage Funding, Inc., as seller and servicer, and Morgan Stanley Mortgage Capital Inc., as purchaser, dated as of September 1, 2003 (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.19	Amended and Restated Master Servicing Agreement, dated February 1, 2004, between Morgan Stanley Mortgage Capital Inc. and Morgan Stanley Dean Witter Credit Corporation (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.20	Second Amended and Restated Master Mortgage Loan Purchase Agreement, dated as of February 1, 2004, between Morgan Stanley Mortgage Capital Inc. and Morgan Stanley Dean Witter Capital Corporation (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.21	Bridge Capital Agreement dated March 10, 2004 (incorporated by reference to Exhibit 10.27 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

10.22	Warrant to Purchase Common Stock of Sunset Financial dated March 22, 2004 granting Sapphire Advisors LLC the right to purchase shares of common stock of Sunset Financial (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.23	Incentive Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Byron L. Boston (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.24	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Rodney E. Bennett (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.25	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Byron L. Boston (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.26	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between Sunset Financial and Joseph P. Stingone (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.27	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Rodney E. Bennett (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.28	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Jeffrey S. Betros (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.29	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Byron L. Boston (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.30	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Hugh H. Jones, Jr. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.31	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Thomas G. Manuel (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.32	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and George A. Murray (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.33	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Michael L. Pannell (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.34	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and Joseph P. Stingone (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed by us on March 25, 2004).

Exhibit No.
10.35	Indemnification Agreement dated March 17, 2004 by and between Sunset Financial and John Bert Watson (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed by us on March 25, 2004).

10.36	Senior Secured Credit Agreement dated March 22, 2004 by and between Sunset Financial and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by us on April 7, 2004).

10.37	Risk Analytics Services Agreement dated April 1, 2004 between Blackrock Financial Management, Inc. and Sunset Financial (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by us on May 10, 2004).

10.38	Pooling and Servicing Agreement dated as of June 1, 2004, among J.P. Morgan Acceptance Corporation I, a Delaware corporation (the “Depositor”), Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator, and Wachovia Bank, National Association, as trustee (the “Trustee”) of J.P. Morgan Mortgage Trust 2004-A3 (the “Trust”) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by us on July 9, 2004).
10.39	Assignment, Assumption and Recognition Agreement dated as of June 1, 2004, among the Depositor, the Trustee, the Trust, Sunset Financial and Bank of America, N.A., a national banking association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.40	Assignment, Assumption and Recognition Agreement dated as of June 1, 2004, among the Depositor, the Trustee of the Trust, Sunset Financial, Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust, with Cendant Mortgage Corporation as the servicer (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.41	Assignment, Assumption and Recognition Agreement dated as of June 1, 2004, among the Depositor, the Trustee of the Trust, Sunset Financial, Cendant Mortgage Corporation and Bishop’s Gate Residential Mortgage Trust, with Cendant Mortgage Corporation as the servicer (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.42	Assignment, Assumption and Recognition Agreement dated as of June 1, 2004, among the Depositor, the Trustee of the Trust, Sunset Financial, and National City Mortgage Co. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.43	Assignment, Assumption and Recognition Agreement dated as of June 1, 2004, among the Depositor, the Trustee of the Trust, Sunset Financial, and Greenpoint Mortgage Funding, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.44	Indemnification Agreement dated as of June 29, 2004 between Sunset Financial and the Depositor (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by us on July 9, 2004).

10.45	Purchase Agreement dated February 24, 2005 among Sunset Financial, Sunset Financial Statutory Trust I, and Taberna Preferred Funding I, Ltd. (incorporated by reference to Exhibit 10.61 to the Form 10-K filed by us on March 31, 2005).

10.46	Junior Subordinated Indenture dated as of March 15, 2005 between Sunset Financial and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.62 to the Form 10-K filed by us on March 31, 2005).

10.47	Amended and Restated Agreement dated as of March 15, 2005 among Sunset Financial, JPMorgan Chase Bank, N.A., Chase Bank USA, N.A., and certain administrative trustees named therein (incorporated by reference to Exhibit 10.63 to the Form 10-K filed by us on March 31, 2005).

10.48	Amendment to Employment Agreement dated October 3, 2005, by and between Sunset Financial Resources, Inc. and George Deehan (incorporated by reference to Exhibit No. 10.2 to the Form 8-K filed by us on August 8, 2005).

10.49	Employment Agreement dated October 28, 2005, by and between Sunset Financial Resources, Inc. and Stacy M. Riffe (incorporated by reference to Exhibit No. 10.1 to the Form 8-K filed by us on November 2, 2005).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004).

16.1	Letter re Change in Certifying Accountant (incorporated by reference to Form 8-K filed by us on August 22, 2005).

21.1*	List of Subsidiaries.

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.

32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Furnished herewith.

SUNSET FINANCIAL RESOURCES, INC

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED

DECEMBER 31, 2005

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Sunset Financial Resources, Inc.

We have audited the accompanying consolidated balance sheet of Sunset Financial Resources, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the index. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunset Financial Resources, Inc. as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, an accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sunset Financial Resources, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Respectfully Submitted,

Hancock Askew & Co., LLP

Savannah, Georgia

March 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sunset Financial Resources, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Sunset Financial Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sunset Financial Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sunset Financial Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Sunset Financial Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows of Sunset Financial Resources, Inc., as of December 31, 2005 and for the year then ended and our report dated March 13, 2006 expressed an unqualified opinion.

Respectfully Submitted,

Hancock Askew & Co., LLP

Savannah, Georgia

March 13, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Sunset Financial Resources, Inc.

We have audited the accompanying consolidated balance sheets of Sunset Financial Resources, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004 and the period beginning October 6, 2003 (inception) and ended December 31, 2003. Our audit also included the financial statement schedules listed in the index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunset Financial Resources, Inc. at December 31, 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 and the period beginning October 6, 2003 (inception) and ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Jacksonville, Florida

March 22, 2005

Sunset Financial Resources, Inc

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2005	December 31, 2004
Assets
Mortgage assets
Mortgage-backed securities, available for sale	$942,900	$614,154
Securitized hybrid adjustable rate mortgages	160,602	201,381
Hybrid adjustable rate residential mortgages	—	1,286
Fixed rate residential mortgages	—	1,045
Commercial mortgages	29,347	44,522

Total mortgage assets	1,132,849	862,388
Allowance for loan losses	(7,321)	(1,333)

Net mortgage assets	1,125,528	861,055
Cash and cash equivalents	17,570	25,700
Interest receivable	4,542	2,676
Fixed assets, net	521	861
Other assets	1,853	484
Interest rate swap agreements	12,246	2,716

Total assets	$1,162,260	$893,492

Liabilities
Whole loan financing facility	$—	$9,718
Reverse repurchase agreements	1,031,831	761,205
Junior subordinated notes due to Sunset Financial Statutory Trust I	20,619	—
Interest rate swap agreements	137	944
Accrued liabilities	2,676	2,367

Total liabilities	1,055,263	774,234

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, authorized 50,000,000; no shares outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000; 10,516,600 and 10,450,000 outstanding, respectively	11	10
Additional paid in capital	119,391	119,219
Accumulated other comprehensive income (loss)	(2,998)	87
Accumulated deficit	(9,407)	(58)

Total stockholders’ equity	106,997	119,258

Total liabilities and stockholders’ equity	$1,162,260	$893,492

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2005	2004	2003
Interest and fee income	$46,356	$18,233	$—
Interest expense	34,788	9,842	—

Net interest income	11,568	8,391	—
Provision for loan losses	7,042	1,333	—

Net interest income after provision	4,526	7,058	—
Net gain on sale of securities	9	734	—
Loss on sale of loans	(59)	(48)	—
Operating expenses
Salaries and employee benefits	2,288	2,864	—
Professional fees	2,911	1,151	—
Other	3,173	2,720	22
Severance	841	365	—

Total operating expenses	9,213	7,100	22

Net income (loss)	$(4,737)	$644	$(22)

Basic earnings (loss) per share	$(0.45)	$0.08	(0.05)
Diluted earnings (loss) per share	$(0.45)	$0.07	(0.05)

Weighted average basic shares	10,470	8,377	467
Weighted average diluted shares	10,470	8,397	467

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statements of Other Comprehensive Income (Loss)

(in thousands)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Net income (loss)	$(4,737)	$644	$(22)
Components of other comprehensive income (loss):
Net unrealized loss on available for sale securities arising during the period	(13,686)	(1,062)	—
Net unrealized gain on hedging instruments arising during the period	11,405	1,110	—
Amortization/accretion of net deferred (gain) loss on terminated effective hedges	(804)	39	—

Other comprehensive income (loss)	$(7,822)	$731	$(22)

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at October 6, 2003	—	$—	$—	$—	$—	$—

Issuance of common stock	467	2	29			31
Conversion of shares in reincorporation		(1)	1			—
Share-based compensation expense under stock plans			17			17
Net loss					(22)	(22)

Balance at December 31, 2003	467	1	47	—	(22)	26

Net proceeds of initial public offering	9,983	9	118,671			118,680
Issuance of stock warrants			191			191
Share-based compensation expense under stock plans			310			310
Unrealized net gain on cash flow hedges				1,772		1,772
Unrealized net deferred loss on terminated effective cash flow hedges				(662)		(662)
Amortization of net deferred loss on terminated effective cash flow hedges				39		39
Unrealized loss on available for sale securities				(1,062)		(1,062)
Dividends declared of $0.065 per share					(680)	(680)
Net income					644	644

Balance at December 31, 2004	10,450	10	119,219	87	(58)	119,258

Proceeds from grant of restricted stock	67	1				1
Share-based compensation expense under stock plans			172			172
Unrealized net gain on cash flow hedges				10,337		10,337
Unrealized net deferred gain on terminated effective cash flow hedges				1,068		1,068
Accretion of net deferred gain on terminated effective cash flow hedges				(804)		(804)
Unrealized net loss on available for sale securities				(13,686)		(13,686)
Dividends declared of $0.44 per share					(4,612)	(4,612)
Net loss					(4,737)	(4,737)

Balance at December 31, 2005	10,517	$11	$119,391	$(2,998)	$(9,407)	$106,997

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(4,737)	$644	$(22)
Adjustment to reconcile net income to net cash provided from operations:
Share based compensation expense	172	501	17
Provision for credit losses	7,042	1,333	—
Interest income accreted to loan balance (negative amortization)	(1,064)	(943)
Depreciation and amortization of fixed assets	365	188	—
Amortization of premium/discount	3,342	902	—
Amortization of net deferred hedge cost	(804)	39	—
Amortization of deferred offering and securitization costs	74	—	—
Gain on sale of securities	(9)	(734)	—
Loss on sale of loans	59	48	—
Loss on disposal of fixed assets	5	—	—
Increase in accrued interest	(2,255)	(2,676)	—
Increase in other assets	(100)	(229)	(255)
Increase in accrued liabilities	345	2,223	144

Net cash provided by (used in) operating activities	2,435	1,296	(116)

Cash flows from investing activities:
Purchases of available for sale securities	(617,123)	(842,597)	—
Principal payments on available for sale securities	239,342	31,748	—
Proceeds from sales of available for sale securities	32,373	196,150	—
Purchases/funding of loans and securitized loans	(13,414)	(302,567)	—
Principal payments on loans	62,192	49,850	—
Proceeds from sale of loans	2,028	4,687	—
Proceeds from insurance settlement	7,406	—	—
Purchases of fixed assets	(30)	(1,033)	(16)

Net cash used in investing activities	(287,226)	(863,762)	(16)

Cash flows from financing activities:
Net borrowings from reverse repurchase agreements	270,626	761,205	—
Net (payments) borrowings on financing facility	(9,718)	9,718	—
Net (payments) borrowings on stockholder notes	—	(145)	145
Net proceeds from stock offering and restricted grants	1	118,680	31
Net proceeds from issuance of junior subordinated notes	19,332	—	—
Net proceeds from swap terminations	1,032	(656)	—
Dividends paid on common stock	(4,612)	(680)	—

Net cash provided by financing activities	276,661	888,122	176

Net increase (decrease) in cash	(8,130)	25,656	44
Cash and cash equivalents at the beginning of the period	25,700	44	—

Cash and cash equivalents at the end of the period	$17,570	$25,700	$44

Supplemental disclosure:
Interest paid	$31,060	$8,565	$—

Non-cash investing and financing activities:
Investment in unconsolidated subsidiary with subordinated note	$619	$—	$—

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Sunset Financial Resources, Inc. (the Company) was incorporated in Maryland on October 6, 2003, under the name of Sunset Capital Investments, Inc. and on November 17, 2003, filed amended articles of incorporation to change its name to Sunset Financial Resources, Inc. On March 17, 2004, the Company completed its initial public offering of common stock. The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The Company had limited operations until receiving the proceeds from its initial public offering, at which time it began executing the business strategy of investing in residential mortgage related securities and commercial bridge loans.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements reflect the accounts of the Company, and its wholly-owned subsidiaries, Sunset Investment Vehicle, Inc. and SFR Subsidiary, Inc. The Company’s wholly-owned subsidiary, Sunset Financial Statutory Trust I (the Preferred Trust), does not qualify for consolidation under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN No. 46), as the Company is not considered the primary beneficiary of the Preferred Trust, and has therefore been excluded from the accompanying consolidated financial statements.

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

Investment Securities

The Company may at times have a non-mortgage investment portfolio for the purpose of deploying excess cash until the funds can be deployed into mortgage assets. Generally, investment securities would be carried at fair market value as available for sale securities with any fair market value adjustment shown in other comprehensive income.

Mortgage Assets

Residential Mortgage Assets

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

Securitized mortgages include mortgage loans that have been transferred to a securitization trust. Although there has been a change in ownership structure, this transfer does not qualify as a sale, and is made at book value, since the Company maintains ownership interest in the trust. These assets are carried on the balance sheet at historical cost. Premiums or discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases – an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17”.

Residential mortgage loans are whole loans and are carried at historical cost. Premiums or discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on SFAS No. 91.

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

Commercial Mortgage Assets

The Company invests in commercial mortgage loans typically with an initial term of one year, although loans with longer terms may be considered. These loans are typically secured by a first lien on the underlying property and are carried on the balance sheet at historical cost. Any premium, discount, or fees are amortized over the term of the loan as a yield adjustment.

Valuation Methods

The fair value of residential mortgage securities is generally based on market prices provided by dealers who make a market in these types of assets. If a price is not available, the Company estimates a price based on the dealer information provided adjusted for the specifics of the asset.

Allowance for Loan Losses

The Company provides an allowance for loan losses related to its loan portfolio. Loan loss provisions are based on an assessment of numerous factors affecting the portfolio of mortgage assets, including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages, collateral values of properties securing loans and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known. Loans are charged-off when, in the opinion of management, the balance is no longer collectable.

Commercial mortgage loans are evaluated for impairment on a specific identification basis in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15,” when, based upon current information and events, it is probable that the Company will be unable to collect principal and interest according to contractual terms of the agreement. Any provisions recorded are based on cash flow analysis, discounted at the loan’s effective interest rate, or, if the loan is collateral dependant, on the fair value of the collateral less the estimated costs to sell.

Fixed Assets

Long-lived assets to be used in the business generally consist of furniture, fixtures, computer equipment, software and leasehold improvements. These assets are depreciated or amortized on a straight line basis over their estimated useful lives, which range from two to five years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the life of the lease.

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

Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. To mitigate risk, the Company enters into repurchase agreements only with investment grade institutions.

Hedging Activities

The Company enters into derivative financial instruments as a means of mitigating the Company’s interest rate risk on forecasted interest expense. All derivative financial instruments are carried on the balance sheet as assets or liabilities at fair value.

Derivative financial instruments that qualify for hedge accounting are designated, based on the exposure being hedged, as either fair value or cash flow hedges. Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs.

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

Accumulated Other Comprehensive Income (Loss)

The Company accounts for the change in fair market value of its available for sale securities and the effective portion of the change in fair market value on derivative financial instruments in other comprehensive income.

Other comprehensive income (loss) does not include the impact of market value changes of any assets or liabilities that are carried at cost, such as loans and securitized loans.

Interest and Fee Income

Interest income on residential mortgage assets is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages, unless management considers the collection of interest to be uncertain. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the lives of the securities using the effective interest yield method adjusted for the effects of estimated prepayments based on SFAS No. 91. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date.

Interest income on commercial mortgage loans is accrued based on the outstanding principal amount and the stated interest rate, unless management considers the collection of interest to be uncertain. Loans are evaluated for non-accrual status on an individual basis when payments in accordance with contractual terms are delinquent in excess of 60 days, or sooner if deemed appropriate by the Company. In general, when a loan is placed on nonaccrual, interest accrued during that period is reversed, and any future income is recognized on a cash basis. Loan fees are deferred and amortized over the expected life of the loan.

Accounting for Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires an entity to recognize in the income statement the grant-date fair value of equity-based compensation issued to employees. Total compensation cost, including Board-related compensation, recognized was $172,000 and $501,000 in 2005 and 2004, respectively.

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

Earnings per Share (EPS)

Earnings per share is calculated under SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period plus the effect of dilutive potential common shares outstanding using the treasury stock method. Dilutive potential shares include stock options, restricted stock and warrants.

Concentrations of Credit Risk

The Company’s investments are concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. However, the Company mitigates this credit risk by holding securities that are either guaranteed by government or government-sponsored agencies or have actual or implied AAA credit ratings. At December 31, 2005 and 2004, 59.1% and 63.7%, respectively, of the Company’s residential securities, including loans, as measured by fair value, were agency-guaranteed.

The Company also has investments in commercial bridge loans, which are collateralized with real estate. Management periodically evaluates collateral adequacy, and any shortage is reviewed for impairment. During 2005, management concluded that the collateral supporting two commercial loans was not sufficient to support the principal balance on the loans. Impairments related to these loans were reflected in the allowance for loan losses at December 31, 2005. The Company has not entered into any new commercial loans since July 2005.

The Company enters into reverse repurchase agreements and swap agreements with various counterparties, and also has cash deposits with financial institutions that exceed federally insured amounts. In the event the counterparties and financial institutions do not fulfill their obligations, the Company could be exposed to risk of loss. To mitigate this risk, the Company only enters into agreements with creditworthy institutions. The Company also looks to establish netting arrangements with those counterparties providing both financing and hedging as a mechanism to mitigate credit risk. Under such an arrangement, any value captured in the hedge is applied towards satisfying expected margin calls due to a drop in the financed position’s market value.

The Company’s securities portfolio and financing instruments are impacted by changes in interest rates. To mitigate a portion of the volatility caused by changing rates, the Company enters into derivative instruments, typically swaps, to hedge the portfolio.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 3 – Mortgage Securities

At December 31, 2005 and 2004, the Company’s mortgage-backed securities were classified as available-for-sale and carried at estimated fair value which was determined based on the average of third-party broker quotes received. The following table presents the components of the Company’s mortgage-backed securities portfolio:

	December 31, 2005			December 31, 2004
(in thousands)	Agency Securities	Non Agency Securities	Total	Agency Securities	Non Agency Securities	Total
Par value	$653,711	$297,189	$950,900	$510,347	$96,013	$606,360
Unamortized premium	6,915	1,960	8,875	8,778	788	9,566
Unamortized discount	(1,687)	(440)	(2,127)	(689)	(21)	(710)

Amortized cost	658,939	298,709	957,648	518,436	96,780	615,216
Gross unrealized gains	—	2	2	709	14	723
Gross unrealized losses	(10,034)	(4,716)	(14,750)	(1,456)	(329)	(1,785)

Estimated fair value	$648,905	$293,995	$942,900	$517,689	$96,465	$614,154

The following table presents the mortgage-backed securities which were in an unrealized loss position at December 31, 2005 and 2004:

	December 31, 2005			December 31, 2004
(in thousands)	Security Count	Amortized Cost	Unrealized Loss	Security Count	Amortized Cost	Unrealized Loss
Agency	54	$658,939	$10,034	20	$425,761	$1,456
Non Agency	15	281,650	4,716	4	67,456	329

	69	$940,589	$14,750	24	$493,217	$1,785

The Company reviews the securities portfolio for continuous losses. If a security is in an unrealized gain position at any time during a quarterly reporting period, it is not considered to be in a continuous loss for that reporting period. The following table presents the Company’s mortgage-backed securities that have been in a continuous unrealized loss position, aggregated by investment category and length of time, as of December 31, 2005:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency	$253,274	$3,119	$284,651	$6,874	$537,925	$9,993
Non Agency	227,896	3,534	49,039	1,182	276,935	4,716

Total temporarily impaired securities	$481,170	$6,653	$333,690	$8,056	$814,860	$14,709

The following table presents the Company’s mortgage-backed securities that have been in a continuous unrealized loss position, aggregated by investment category and length of time, as of December 31, 2004:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency	$108,167	$370	$—	$—	$108,167	$370
Non Agency	—	—	—	—	—	—

Total temporarily impaired securities	$108,167	$370	$—	$—	$108,167	$370

The Company does not believe unrealized losses, individually or in the aggregate as of December 31, 2005 and 2004, represent an other-than-temporary impairment. The unrealized losses are primarily a result of increases in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has the ability and intent to hold these securities for a period necessary to recover the amortized cost. All of the mortgage-backed securities have an actual or implied “AAA” rating, or are guaranteed by an agency of the U.S. Government.

The following table reflects the par value of the portfolio by original fixed interest periods and average months to reset for the investment securities portfolio at December 31, 2005. The Company’s $60.2 million in floating rate mortgage-backed securities are backed by loans indexed off one-month LIBOR and the 12-month Moving Treasury Average Index.

	Agency Securities		Non-Agency Securities
Original interest reset profile (in thousands)	Par Value	Avg. Months to Reset	Par Value	Avg. Months to Reset
Floating	$15,212	—	$44,942	—
Less than 36 months	22,436	25	26,784	20
36 – 60 months	557,408	45	210,200	48
61 – 84 months	58,655	81	15,263	75

Total	$653,711	48	$297,189	47

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. The remaining fixed interest periods presented in the tables above represent the contractual fixed-rate periods of Hybrid Arms, and do not include the mortgage duration after the interest rate reset date. The actual lives of the securities could be longer or shorter than the lives in the tables above depending on the actual prepayments rates experienced over the lives of the applicable securities.

During the year ended December 31, 2005, securities with a carrying value of $13.3 million were sold for proceeds of $13.3 million, resulting in a gain of $29,000. Securities with a carrying value of $19.0 million were sold for proceeds of $19.0 million, resulting in a loss of $20,000. During the year ended December 31, 2004, securities with a carrying value of $195.5 million were sold for a gain of $734,000. The cost basis of securities sold is determined by specific identification.

Note 4 – Residential and Commercial Mortgage Loans

Residential Mortgage Loans

At December 31, 2005 and December 31, 2004, the Company’s residential mortgage loans were classified as held-to-maturity and carried at historical cost, net of unamortized premium or discount and fees. The loan balances, including securitized loans, by original fixed period are summarized in the following table:

	December 31, 2005			December 31, 2004
Initial Fixed Term (in thousands)	Loan Balance	Premium/ Deferred Costs	Book Value	Loan Balance	Premium/ Deferred Costs	Book Value
Fixed rates	$—	$—	$—	$1,017	$28	$1,045
3 year fixed	4,893	149	5,042	10,336	297	10,633
5 year fixed	53,550	1,492	55,042	71,735	1,997	73,732
7 year fixed (and other)	99,867	446	100,313	117,389	653	118,042

Total	158,310	2,087	160,397	200,477	2,975	203,452
Deferred loan costs	—	205	205	—	260	260

Total	$158,310	$2,292	$160,602	$200,477	$3,235	$203,712

At December 31, 2005, the average months to reset for the 3-year, 5-year and 7-year categories were 11 months, 35 months and 62 months, respectively. The total residential mortgage loan portfolio at December 31, 2005, had an average remaining fixed period of 51 months.

During the year ended December 31, 2005, loans with a carrying value of $2.1 million were sold for proceeds of $2.0 million, resulting in a loss of $59,000. During the year ended December 31, 2004, loans with a carrying value of $4.7 million were sold at a loss of $48,000. The cost basis of securities sold is determined by specific identification.

At December 31, 2005, two loans totaling $600,000, or 0.38% of the securitized loan balance, were 30 days past due, and one loan for $68,000 was in bankruptcy. At December 31, 2004, three loans totaling $1.6 million, or 0.80% of the securitized loan balance, were past due over 30 days, and one loan totaling $159,000, or 0.08% of the securitized loan balance, was delinquent in excess of 90 days.

At December 31, 2005, the estimated fair value of the Company’s securitized residential mortgage portfolio was $154.6 million. Two securities were in a gain position totaling $59,000 and seven securities were in a loss position totaling $5.8 million. At December 31, 2004, the estimated fair value of the Company’s residential mortgage loans, including securitized loans, was $198.8 million. Three loans were in a gain position totaling $44,000 and ten loans were in a loss position, totaling $4.7 million.

The Company reviews the securitized loan portfolio for continuous losses. If a security is in a gain position at any time during a quarterly reporting period, it is not considered to be in a continuous loss for that reporting period. The following table presents the Company’s residential mortgage loan securities that have been in a continuous unrealized loss position and length of time as of December 31, 2005:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired securities at December 31, 2005	$—	$—	$153,708	$5,842	$153,708	$5,842
Temporarily impaired securities at December 31, 2004	$196,128	$4,688	$—	$—	$196,128	$4,688

The Company does not believe unrealized losses, individually or in the aggregate as of December 31, 2005 and 2004, represent an other-than-temporary impairment. The unrealized losses are primarily a result of increases in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has the ability and intent to hold these securities for a period necessary to recover the amortized cost. Additionally, the securitization is comprised of prime mortgage pools with an original weighted average credit score of greater than 700 and a weighted average original loan-to-value ratio of less than 75%, and has not experienced any credit losses to date.

Commercial Mortgage Loans

The Company invests in commercial mortgage loans, which typically have an initial term of one year. These loans are carried on the balance sheet at historical cost, which, net of allowance for loan losses, approximates fair value, and are summarized as follows:

Type of Property (in thousands)	Interest Rate	Location	Participation		Maturity	December 31, 2005	December 31, 2004
Retail mall	11%	FL	No		—	$—	$14,735
Resort development	13%	NC	No	(1)	Jun. 2006	16,647	9,975
Mansion/conference center	11%	FL	No		—	—	8,166
Cemetery/funeral home	10%	HI	Yes		Matured	5,658	5,658
Multi-sport facility	12%	NJ	No		Matured	4,700	4,700
Apartments	11%	IL	No		—	—	1,500
Retail development	11%	FL	No		Jun. 2006	2,739	—

						29,744	44,734
Deferred fees						(397)	(212)

Commercial mortgage balance						$29,347	$44,522

(1)	At December 31, 2004, this loan was a participation loan. During 2005, we purchased the other participant’s interest in the loan at face value.

In July 2005, the Company closed on a $3.5 million loan commitment related to an equestrian facility located in Bethany, West Virginia. Deferred loan fees of $35,000 were recorded at the inception of the loan. On October 4, 2005, this loan was repaid in full, and the remaining loan fees were recorded into income.

Allowance for Loan Losses

Management evaluates commercial loans for possible impairment under SFAS No. 114 on a specific identification basis. At December 31, 2005, two loans were considered impaired, and at December 31, 2004, one loan was impaired.

The Company has a participation interest (approximately 20%) in a loan collateralized by cemetery/funeral home properties in Hawaii. At December 31, 2004, the loan was in default and was evaluated under SFAS No. 114 for impairment. At the time of the analysis, foreclosure proceedings had begun on the property, and management concluded that the estimated net realizable value of the collateral was sufficient to support the loan value and no impairment was recorded. During the second quarter of 2005, the Company learned that significant funds were missing from the cemetery/funeral home trust fund. Until the investigation of the missing funds is resolved, the Attorney General for the State of Hawaii has expressed opposition to the issuance of a license to operate the facilities, which impedes foreclosure or sale of the property. This additional information resulted in management’s decision to take a full impairment of $5.7 million on the loan at June 30, 2005. At December 31, 2005, management’s analysis concluded that the loan continued to be fully impaired. For the year ended December 31, 2005, no interest income was recorded on this loan. For the year ended December 31, 2004, interest income of $171,000 was recorded.

The Company continues to incur legal fees of approximately $25,000 monthly related to the collection of this loan, which are expensed as incurred. Under terms of the Intercreditor Agreement, the Company may also be responsible for its respective portion of future expenses related to preservation of collateral. At December 31, 2005, management anticipated that future expenditures related to the preservation of collateral were not material.

On October 7, 2005, the Company filed suit against the other two participating creditors in the loan, Owens Mortgage Investment Fund and Vestin Mortgage, Inc., for violation of certain provisions under the Intercreditor Agreement.

The multi-sport facility loan has been in default since the first quarter of 2005. A court-appointed receiver was put in place during the year, and the Company was permitted to market the property for sale under court supervision. On November 4, 2005, the Company received a signed contract, subject to court approval, from a willing buyer. Using the contracted price, and accounting for carrying costs, commission and other transactions costs, management concluded that the net realizable value of the collateral securing the loan was less than the carrying value of the loan, and an impairment charge of $1.2 million was required for the period ended September 30, 2005. For the year ended December 31, 2005, no interest income was recorded on this loan. For the year ended December 31, 2004, interest income of $143,000 was recorded.

On January 31, 2006, the multi-sport facility was sold, and the net proceeds of $3.5 million were placed under court control. The Company has filed a motion for turnover with the court, and anticipates that the funds will be released to the Company following the hearing. The carrying value of the loan at December 31, 2005, net of impairment, approximated the net proceeds from the sale of the collateral. The Company retained all of its rights and remedies under the original note agreement against the Guarantor as it relates to the deficiencies incurred while holding the loan and from the sale of the loan collateral.

At December 31, 2004, management concluded that the mansion/conference center loan was impaired and recorded an allowance for loan loss of $1.1 million. During the first quarter of 2005, the Company elected to accept a settlement offer under a claim on the title insurance policy. Under terms of the settlement, the Company received $5.9 million in cash on March 31, 2005, and received the remaining $1.5 on December 15, 2005. The $1.1 million allowance was charged off at March 31, 2005.

In addition to a specific review of each commercial loan, the Company provides for loan losses by making a general assessment of the overall loan portfolio. The following table reflects the activity in the Company’s allowance for loan losses for the years ended December 31, 2005 and 2004:

(in thousands)	2005	2004
Balance at beginning of period	$1,333	$—
Provision	7,042	1,333
Charge-offs	(1,054)	—

Balance at end of period	$7,321	$1,333

Note 5 – Hedging

During 2004 and 2005, the Company hedged the majority of its interest rate risk by entering into interest rate swaps (designated as cash flow hedges) to extend the duration of its short term borrowings. For both 2004 and 2005, no ineffectiveness was recognized.

During the year ended December 31, 2005, swaps with a notional balance of $248.9 million were terminated at a net gain of $1.1 million. During the year ended December 31, 2004, swaps with a notional balance of $121.0 million were terminated at a net loss of $662,000. The net gain or loss on terminated effective hedges is deferred and amortized into interest expense over the remaining original term of the swaps. The Company estimates that $172,000 of net gain will be amortized into earnings within the next twelve months.

Total notional outstanding at December 31, 2005 and 2004 was $980.4 million and $593.6 million, respectively, with a fair market value of $12.1 million and $1.8 million, respectively, maturing as follows:

	2005		2004
(in thousands)	Notional	Avg Fixed Rate	Notional	Avg. Fixed Rate
Maturing in less than one year	$299,700	3.00%	$—	—%
Maturing between one and two years	235,560	3.72	362,700	2.79
Maturing between two and three years	89,000	4.22	61,060	3.50
Maturing between three and five years	356,100	4.43	169,800	4.00

Total	$980,360	3.81%	$593,560	3.21%

As of December 31, 2005, three swaps were in a loss position totaling $137,000 and 30 swaps were in a gain position totaling $12.2 million. The Company has counterparty credit risk related to the swaps in a gain position. At December 31, 2005, the Company’s maximum net credit exposure to a single counterparty was $5.5 million. To mitigate this risk, the Company only enters into swap transactions with investment grade institutions. Additionally, at December 31, 2005, one counterparty had posted collateral with a fair value of $3.0 million with the Company.

As of December 31, 2004, 16 swaps were in a gain position totaling $2.7 million and seven swaps were in a loss position totaling $944,000. At December 31, 2004, the Company’s maximum credit exposure to a single counterparty was $2.0 million.

Note 6 – Debt

Junior Subordinated Notes

On March 15, 2005, Sunset Financial Statutory Trust I, a Delaware statutory trust (the Preferred Trust) and a wholly-owned subsidiary of the Company, completed a private offering of $20 million of trust preferred securities. The Preferred Trust used the proceeds of the private offering, together with the Company’s $619,000 investment in the Preferred Trust common securities, to purchase $20.6 million aggregate principal amount of the Company’s Junior Subordinated Notes with terms that mirror the terms of the trust preferred securities.

The trust preferred securities and the subordinated notes bear interest at 90-day LIBOR plus 4.15% (approximately 8.68% at December 31, 2005), payable quarterly in arrears, and generally may not be redeemed prior to March 30, 2010. The maturity date of subordinated notes is March 30, 2035.

The Preferred Trust is a variable interest entity pursuant to FIN No. 46(R) because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because the Company’s investment in the Preferred Trust’s common shares was financed directly by the Preferred Trust as a result of its loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to FIN No. 46(R), and the Company is not the primary beneficiary of the Preferred Trust. Therefore, the financial statements of the Preferred Trust are not consolidated with the Company’s financial statements, and the Company’s financial statements present the subordinated notes issued to the Preferred Trust as a liability, and the investment in the Preferred Trust as an asset. As of December 31, 2005, no events had occurred that might have a significant adverse effect on the carrying value of the Company’s $619,000 investment in the Preferred Trust.

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements with 14 financial institutions under facilities totaling $2.5 billion. At December 31, 2005, the Company had amounts outstanding under repurchase agreements with nine lenders totaling $1.0 billion with a weighted average rate of 4.36% and a weighted average remaining maturity of 92 days. Securities and securitized loans pledged as collateral on the reverse repurchase agreements had a carrying value of $1.1 billion and a market value of $1.1 billion as of December 31, 2005. The reverse repurchase agreements had maturity dates ranging from January 2006 to September 2006.

At December 31, 2004, the Company had amounts outstanding under repurchase agreements with eight lenders totaling $761.2 million with a weighted average rate of 2.40% and a weighted average remaining maturity of 104 days. Securities and securitized loans pledged as collateral on the reverse repurchase agreements had a face value of $791.6 million and a market value of $798.2 million as of December 31, 2004.

At December 31, 2005, the Company had a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) of $44.6 million to all nine lenders, of which 51.5% was with two counterparties. The Company had posted additional securities as collateral with a market value of $377,000 with one counterparty at December 31, 2005. At December 31, 2004, the Company had a maximum net exposure of $2.6 million to a single lender. At December 31, 2005 and 2004, none of the cash or cash equivalents was pledged to support margin calls on derivatives or reverse repurchase agreements.

The following table summarizes the maturities of the Company’s reverse repurchase agreements:

Maturing (in thousands)	December 31, 2005	December 31, 2004
Overnight	$—	$—
Within 30 days	423,860	319,100
30 to 90 days	128,948	56,500
Over 90 days	479,023	385,605

Total	$1,031,831	$761,205

Warehouse Credit Facility

During 2004, the Company entered into a $250 million warehouse line of credit that was used to finance the purchase of residential mortgage loans. This facility also included a sublimit of $18.75 million that could be used to finance specific types of commercial bridge loans. This facility bore interest at LIBOR plus a spread and included a facility fee and had an original maturity date in March 2006.

At December 31, 2004, the outstanding balance on the facility was $9.7 million. In August 2005, the facility was terminated due to non-use.

Note 7 – Stockholders’ Equity and Share-Based Payment

Accumulated other comprehensive income (loss) at December 31, 2005 consisted of a $14.7 million accumulated loss related to the mark to market of available-for-sale investment securities, a $12.1 million accumulated gain related to the mark to market of interest rate swaps, and a $359,000 accumulated net deferred loss related to terminated effective cash flow hedges.

The Company’s Amended and Restated 2003 Share Incentive Plan permits the granting of stock options, dividend equivalent rights and restricted stock awards. The terms of the plan stipulate that the exercise price of the grants may not be less than fair market value of the Company’s common stock on the date the options are granted. The Company has reserved 1,045,000 shares of common stock for issuance under the plan.

Stock Options. Options granted vest according to their terms and expire 10 years from the date of grant. Each non-employee director, upon election to the board, receives a stock option to purchase 5,000 shares of common stock at the then fair market value. The board options vest in full one year from the date for grant. Effective with the Company’s initial public offering, options for 20,000 shares of stock were granted to the four non-employee directors at the initial public offering price of $13.00. The Company also granted options to purchase 242,000 shares of common stock to executive officers of the Company effective on the closing of the initial public offering. The options are exercisable at the initial offering price of $13.00, and vest over three years. An expense was recorded based on the fair value of the options on the grant date in accordance with SFAS No. 123, measured using the Black-Scholes option pricing model over the options’ expected life and amortized over the vesting period of three years for executive officers and one year for independent directors. The options were valued at $0.82 per share using a stock volatility of 30%, an expected life of 10 years, a dividend yield of 10%, and a risk-free rate of return of 4.16%. The Company recognized expense of $60,000 related to stock options during the year ended December 31, 2004.

During 2005, an option to purchase 5,000 shares of stock was awarded to each of the four new independent directors. The exercise price for these options is equal to the closing trading price on the day prior to grant, and range from $8.00 to $9.77 per share. The options vest in full on the first anniversary of grant. An expense was recorded based on the fair value of the options on the grant date in accordance with SFAS No. 123, measured using the Black-Scholes option pricing model over the options’ expected life and amortized over the vesting period of one year. The options were valued using an average stock volatility of 17% (based on common stock price movement since March 2004), an expected life of 5.5 years (based on the midpoint between vest period and contractual life), a dividend yield of 10%, and an average risk-free rate of return of 4.22% (based on U. S. Treasury bond rates). Additionally, options representing 202,000 shares of stock were forfeited during the year. During the year ended December 31, 2005, the company recognized expense of $26,000 related to stock options.

The following table sets forth activity relating to the Company’s stock option awards:

	2005			2004
	Weighted Average Exercise Price at Grant	Weighted Average Fair Value at Grant	Number	Weighted Average Exercise Price at Grant	Weighted Average Fair Value at Grant	Number
Options outstanding at beginning of year	$13.00	$0.82	262,000			—
Granted during the year	8.92	0.29	20,000	$13.00	$0.82	262,000
Forfeited during the year	13.00	0.82	202,000	—	—	—
Expired during the year	—	—	—	—	—	—
Exercised during the year	—	—	—	—	—	—

Options outstanding at end of year	$10.98	$0.69	80,000	$13.00	$0.82	262,000

Options exercisable at end of year	$13.00	$0.82	26,667	$—	$—	—

At December 31, 2005, the weighted average remaining contractual life of options outstanding and options exercisable was 8.6 years and 8.3 years, respectively. Additionally, the total compensation cost related to non-vested awards not yet recognized is anticipated to be $23,000 and will be recognized over the remaining weighted average vesting period of 1.1 years.

Restricted Stock. Grants of restricted stock vest according to their terms and expire 10 years from the date of grant. On December 5, 2003, the Company granted 20,000 shares of restricted stock to its sole advisory board member. The Company also granted 5,000 shares of restricted stock to an executive officer on the closing of the initial public offering. These grants were purchased at par ($0.001 per share), and vested 100% on the anniversary of the initial public offering. Additionally, each non-employee director receives 2,000 shares of restricted common stock upon re-election to the board. The shares are restricted as to trading, but otherwise carry the benefits of ownership. The restriction expires one year after grant. The Company from time-to-time may grant restricted shares to employees, which would vest over three years.

During 2005, the Company granted 10,000 shares of restricted stock to re-elected directors, of which 2,000 shares were forfeited prior to year-end. The Company also granted 53,900 shares of restricted stock to employees, of which 20,300 were forfeited prior to year-end.

For the year ended December 31, 2005 and 2004, the Company recognized expense related to restricted stock awards of $146,000 and $250,000, respectively.

The following table sets forth activity relating to the Company’s restricted stock awards:

	2005		2004
	Weighted Average Fair Value at Grant	Number	Weighted Average Fair Value at Grant	Number
Unvested restricted shares at beginning of year	$13.00	25,000	$—	—
Granted during the year	9.20	63,900	13.00	25,000
Forfeited during the year	9.46	22,300	—	—
Vested during the year	13.00	25,000

Unvested restricted shares at end of year	$11.04	41,600	$13.00	25,000

Warrants. The Company granted warrants to purchase 233,000 shares of common stock to Sapphire Advisors Group (Sapphire), a founding stockholder, for its role in assisting the Company during its formation. These warrants were granted effective on the closing of the initial public offering and are exercisable at the initial offering price of $13.00. The warrants were fully vested at the date of grant and will expire 10 years from the date of grant. An expense of $191,000 was recorded in 2004 for the warrants’ fair value in accordance with SFAS No. 123, measured using the Black-Scholes option pricing model. The warrants were valued at $.82 per share using a stock price volatility of 30%, an expected life of 10 years, a dividend yield of 10%, and a risk free rate of return of 4.16%. The warrants continue to be outstanding and unexercised.

Note 8 – Earnings per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and restricted stock. A reconciliation of the basic and diluted weighted average shares is as follows:

(in thousands except per share data)	2005	2004	2003
Net income allocable to common stockholders	$(4,737)	$644	$(22)

Weighted average common shares outstanding (basic)	10,470	8,377	47
Assumed shares issued under treasury stock method for stock options and restricted stock	—	20	—

Adjusted weighted average common shares outstanding (diluted)	10,470	8,397	47

Basic net income (loss) per common share	$(0.45)	$0.08	$(0.05)
Diluted net income (loss) per common share	$(0.45)	$0.07	$(0.05)

Antidilutive common stock equivalents excluded:
Common stock options and restricted stock	68	205	—
Common stock warrants	233	182	—

Note 9 – Employee Benefit Plans

Effective May 1, 2004, the Company adopted a tax-qualified employee savings plan (the Savings Plan). Pursuant to section 401(k) of the Code, eligible employees are able to make deferral contributions, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs. The Savings Plan provides for an up to 4% Company match and Company contributions vest 100% at the time of contribution. The Company expense under this plan was $57,000 in each of the years ended December 31, 2005 and 2004.

Note 10 – Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004:

	2005		2004
Description (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities, available for sale	$942,900	$942,900	$614,154	$614,154
Securitized hybrid adjustable rate mortgages	160,602	154,615	201,381	196,516
Hybrid adjustable rate mortgages	—	—	1,286	1,243
Fixed rate mortgages	—	—	1,045	1,045
Commercial mortgages	29,347	22,921	44,522	43,422
Interest rate swap agreements	12,246	12,246	2,716	2,716

Liabilities:
Whole loan financing facility	$—	$—	$9,718	$9,718
Reverse repurchase agreements	1,031,831	1,031,831	761,205	761,205
Interest rate swap agreements	137	137	944	944

The fair value of financial instruments is based on market prices where available. For certain securities where quoted prices are not available, management uses market information for securities with similar characteristics to determine market value. Due to the short-term nature or the floating interest-rate component of balance sheet items not presented in the above table, the fair value at December 31, 2005 and December 31, 2004 approximates cost.

Note 11 – Severance Costs

The Company recorded $841,000 in severance expense and related benefits cost during 2005 related to the departure of three executive-level employees. At December 31, 2005, the remaining liability related to the severance cost was $182,000, which is expected to be paid during the first quarter of 2006.

During the year ended December 31, 2004, the Company recorded $365,000 in severance related costs. Substantially all of those costs were paid during 2005.

Note 12 – Income Taxes

The Company elected to be taxed as a REIT commencing with the tax year ended December 31, 2004. In order to maintain qualification as a REIT, the Company is required to distribute dividends to the stockholders in an amount at least equal to 90% of REIT taxable income. For the year ended December 31, 2005, the Company declared and paid dividends of $4.6 million, or $0.44 per common share, of which $3.2 million was applicable to the 90% dividend provision for the 2005 tax year. For the year ended December 31, 2004, the Company declared and paid dividends of $680,000, or $0.065 per common share. All distributions during 2005 and 2004 were classified as ordinary income to stockholders for income tax purposes.

The schedule below is provided to reconcile GAAP net income to estimated taxable income for the years ended December 31, 2005 and 2004:

(in thousands)	2005	2004
GAAP net income	$(4,737)	$644
Provision for loan losses	7,042	1,333
Charge-off against provision	(1,054)	—
Capital loss carryover	1,065	—
Non-accrued interest income on commercial loans	1,407	—
Stock option deduction	(102)	501
Other	(324)	257

Estimated taxable income	$3,297	$2,735

There was no tax provision included for the years ended December 31, 2005 and 2004, as the Company satisfied the REIT taxation requirements for each of those years.

Note 13 – Commitments and Contingencies

The Company has a noncancelable lease for office space, which commenced in March 2004 and expires in June 2009. The future minimum lease payments for the next five years are $71,000 for 2006, $73,000 for 2007, $76,000 for 2008, and $39,000 for 2009. There are no commitments beyond 2009.

The Company incurred rent expense, including common area maintenance, taxes and insurance, related to office space of $124,000 and $93,000 in 2005 and 2004, respectively.

The Company enters into agreements with various service and technology providers in the ordinary course of business. The terms of these agreements range from one to three years. At December 31, 2005, only one such agreement was considered material. The commitments under this agreement are $502,000 for 2006 and $126,000 for 2007.

We are a party to various legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Note 14 – Related Parties

On October 15, 2003, the Company entered into a strategic relationship with Sunset Mortgage Company, L.P. and two of its affiliates, Sunset Direct LLC and Sunset Commercial Group LLC (collectively Sunset Mortgage). The arrangement provides the Company the right of first offer on the purchase of all residential mortgage loans and commercial mortgage bridge loans originated by these companies. The agreement is for a term of three years and automatically renews for one year terms unless either party gives notice of non-renewal at least 30 days prior to the expiration of the applicable renewal term. James Porter, the Chairman and Chief Executive Officer of Sunset Mortgage, was the founding member of the Company’s advisory board, and received 20,000 shares of restricted stock for a total purchase price of $20 (par value) prior to the initial public offering.

During 2005, the Company entered into one commercial bridge loan which was directed to the Company from Sunset Mortgage. The Company did not directly compensate Sunset Mortgage for these loans. However, Sunset Mortgage received fees equal to 2% of the loan amount at closing directly from the borrower. During 2005, the Company incurred expense for fees related to Mr. Porter’s advisory role of $15,000. The advisory position was terminated in October 2005. Additionally, in 2005, $47,000 was expensed related to the 2003 restricted stock grant.

During 2004, the Company entered into two commercial bridge loans which were directed to the Company from Sunset Mortgage. The Company did not directly compensate Sunset Mortgage for these loans. However, Sunset Mortgage received fees equal to 2% of the loan amounts at closing directly from the borrower. During 2004, the Company incurred expense for fees related to Mr. Porter’s advisory role of $20,000. Additionally, $196,000 was expensed related to the 2003 restricted stock grant.

Note 15 – Subsequent Events

Subsequent to December 31, 2005, the Company received principal payments of $671,000 on the commercial loan for the Florida retail development property, and $2.0 million (net of interest advances) on the commercial loan for the North Carolina resort development property. Outstanding principal balances on these two loans subsequent to these payments were $2.0 million and $14.5 million, respectively.

Note 16 – Summarized Quarterly Results (unaudited)

The selected quarterly data is provided for the years ended December 31, 2005 and 2004. Because the Company did not have any significant operations prior to its initial public offering in March 2004, quarterly data for 2003 has been omitted.

	2005
(in thousands except per share data)	Quarter Four	Quarter Three	Quarter Two	Quarter One
Interest and fee income	$12,438	$11,945	$11,802	$10,171
Interest expense	9,877	9,181	9,031	6,699

Net interest income	2,561	2,764	2,771	3,472
Provision for loan losses	60	1,184	5,722	76
Net gains on sale of securities	(1)	—	(8)	—
Net loss on sale of loans	59	—	—	—
Operating expenses	2,150	2,119	2,150	1,953
Severance	(12)	853	—	—

Net income (loss)	$305	$(1,392)	$(5,093)	$1,443

Basic earnings per share	$0.03	$(0.13)	$(0.49)	$0.14
Diluted earnings per share	$0.03	$(0.13)	$(0.49)	$0.14

	2004
(in thousands except per share data)	Quarter Four	Quarter Three	Quarter Two	Quarter One
Interest and fee income	$9,142	$5,989	$3,058	$44
Interest expense	5,347	3,118	1,345	32

Net interest income	3,795	2,871	1,713	12
Provision for loan losses	1,184	85	49	15
Net gains on sale of securities	(331)	(403)	—	—
Net loss on sale of loans	48	—	—	—
Operating expenses	1,946	1,756	1,493	1,540
Severance	365	—	—	—

Net income (loss)	$583	$1,433	$171	$(1,543)

Basic earnings per share	$0.06	$0.14	$0.02	$(0.73)
Diluted earnings per share	$0.05	$0.13	$—	$(0.73)

Item 15(a)(2). Schedules II and IV

Schedule II

Sunset Financial Resources, Inc.

Valuation and Qualifying Accounts

(in thousands)	Securitized and Commercial Mortgages
Balance at October 6, 2003	$—
Provision	—
Charge-offs	—

Balance at December 31, 2003	—
Provision	1,333
Charge-offs	—

Balance at December 31, 2004	1,333
Provision	7,042
Charge-offs	(1,054)

Balance at December 31, 2005	$7,321

Schedule IV

Sunset Financial Resources, Inc.

Mortgage Loans on Real Estate

(dollars in thousands)

Description	Interest rate	Final maturity date	Periodic payment terms	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
Securitized loans
Certificate SF-1 securitized 3 year ARM loans	3.72%	2034	Monthly	$—	$4,893	$5,042	$—
Certificate SF-2 securitized 5 year ARM loans	4.63%	2034	Monthly	—	53,550	55,042	221
Certificate SF-3 securitized 7 year ARM loans	4.60%	2034	Monthly	—	92,392	93,716	379
Certificates SB-1 through SB-6 subordinated tranches	4.57%	2034	Monthly	—	7,475	6,802	—

Commercial mortgage bridge loans
Resort development	13.00%	2006	Interest monthly	—	16,647	16,300	—
Cemetery/funeral home	10.00%	2004	Interest monthly	—	5,658	5,658	5,658
Multi-sports facility	12.00%	2005	Interest monthly	—	4,700	4,672	4,700
Retail development	11.00%	2006	Interest monthly	—	2,739	2,717	—

Total					$188,054	$189,949	$10,958

Balance at beginning of period						$248,234
Additions during period
New mortgage loans						14,478
Deductions during period
Collections of principal						(70,311)
Cost of mortgages sold						(2,081)
Amortization of premium						(371)

Balance at close of period						$189,949