Form 10-Q
period 2006-03-31
SUNSET FINANCIAL RESOURCES INC
filed 2006-05-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                   Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2006, there were 10,516,600 shares of common stock ($0.001 par value) of Sunset Financial Resources, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sunset Financial Resources, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Mortgage assets
Mortgage backed securities, available for sale	$884,625	$942,900
Securitized hybrid adjustable rate mortgages	156,348	160,602
Commercial mortgages	21,493	29,347

Total mortgage assets	1,062,466	1,132,849
Allowance for loan losses	(6,155)	(7,321)

Net mortgage assets	1,056,311	1,125,528
Cash and cash equivalents	25,215	17,570
Interest receivable	4,326	4,542
Fixed assets, net	434	521
Other assets	2,387	1,853
Interest rate swap agreements	17,741	12,246

Total assets	$1,106,414	$1,162,260

Liabilities
Reverse repurchase agreements	$973,604	$1,031,831
Junior subordinated notes due to Sunset Financial Statutory Trust I	20,619	20,619
Interest rate swap agreements	—	137
Accrued liabilities	2,580	2,676

Total liabilities	996,803	1,055,263

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 50,000,000; no shares outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000; 10,516,600 outstanding	11	11
Additional paid in capital	119,442	119,391
Accumulated other comprehensive loss	(1,098)	(2,998)
Accumulated deficit	(8,744)	(9,407)

Total stockholders’ equity	109,611	106,997

Total liabilities and stockholders’ equity	$1,106,414	$1,162,260

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Interest and fee income	$12,972	$10,171
Interest expense	9,852	6,699

Net interest income	3,120	3,472
Provision for loan losses	(4)	76

Net interest income after provision	3,124	3,396
Operating expenses
Salaries and employee benefits	532	740
Professional fees	922	464
Other	692	749

Total operating expenses	2,146	1,953

Net income	$978	$1,443

Basic and diluted earnings per share	$0.09	$0.14

Weighted average basic shares	10,475	10,454
Weighted average diluted shares	10,489	10,454

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statements of Other Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2006	2005
Net income	$978	$1,443
Components of other comprehensive income:
Net unrealized loss on available for sale securities arising during the period	(4,282)	(8,337)
Net unrealized gain on hedging instruments arising during the period	6,513	7,976
Accretion/amortization of net deferred (gain) loss on terminated effective hedges	(331)	1,061

Other comprehensive income	$2,878	$2,143

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at January 1, 2006	10,517	$11	$119,391	$(2,998)	$(9,407)	$106,997

Share-based compensation expense under stock plans			51			51
Unrealized net gain on cash flow hedges				5,632		5,632
Unrealized net deferred gain on terminated effective cash flow hedges				881		881

Accretion of net deferred gain on terminated effective cash flow hedges				(331)		(331)

Unrealized net loss on available for sale securities				(4,282)		(4,282)
Dividends declared of $0.03 per share					(315)	(315)
Net income					978	978

Balance at March 31, 2006	10,517	$11	$119,442	$(1,098)	$(8,744)	$109,611

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$978	$1,443
Adjustment to reconcile net income to net cash provided from operations:
Share-based compensation expense	51	76
Provision for credit losses	(4)	76
Depreciation and amortization of fixed assets	87	91
Amortization of premium/discount, deferred offering and securitization costs	373	635
Amortization of net deferred hedge gain	(331)	(69)
Loss on derivative instruments	91	—
Decrease (increase) in interest receivable	216	(1,559)
Increase in other assets	(540)	(1,832)
(Decrease) increase in accrued liabilities	(96)	2,158

Net cash provided by operating activities	825	1,019

Cash flows from investing activities:
Purchases of available for sale securities	—	(242,994)
Principal payments on available for sale securities	53,467	29,913
Funding of loans	(599)	—
Principal payments on loans	11,704	18,616
Purchase of fixed assets	—	(6)

Net cash provided by (used in) investing activities	64,572	(194,471)

Cash flows from financing activities:
Net (payments) borrowings on reverse repurchase agreements	(58,227)	182,255
Net payments on whole loan financing facilities	—	(9,718)
Net proceeds from issuance of junior subordinated notes	—	19,332
Net proceeds from swap terminations	790	1,130
Derivatives margin received	—	1,365
Dividends paid on common stock	(315)	(3,982)

Net cash (used in) provided by financing activities	(57,752)	190,382

Net increase (decrease) in cash	7,645	(3,070)

Cash and cash equivalents at the beginning of the period	17,570	25,700

Cash and cash equivalents at the end of the period	$25,215	$22,630

Supplemental disclosure:
Interest paid during the period	$11,127	$5,090
Non-cash investing and financing activities:
Investment in unconsolidated subsidiary with subordinated note	$—	$619

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Organization

Sunset Financial Resources, Inc. was incorporated in Maryland on October 6, 2003, and completed its initial public offering of common stock on March 17, 2004. We elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. We had limited operations until receiving the proceeds from our initial public offering, at which time we began executing the business strategy of investing in residential mortgage related securities and commercial bridge loans.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In our opinion, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 2006, the consolidated results of our operations and comprehensive operations for the three months ended March 31, 2006 and 2005, the consolidated statement of stockholders’ equity for the three months ended March 31, 2006 and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005.

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect reported amounts of certain assets, liabilities, contingent assets and liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with a maturity of three months or less. The carrying amount approximates fair market value. From time to time, cash balances may be subject to restrictions, such as when balances are pledged to meet margin calls related to derivative transactions or reverse repurchase agreements.

Investment Securities

We may at times have a non-mortgage investment portfolio for the purpose of deploying excess cash until the funds can be deployed into mortgage assets. Generally investment securities would be carried at fair market value as available for sale securities, with any mark to market adjustment shown as a component of other comprehensive income.

Mortgage Assets

Residential Mortgage Assets

Our residential mortgage assets consist of mortgage-backed securities and securitized mortgage loans, which are primarily hybrid adjustable-rate mortgages with an initial interest rate that is fixed for a certain period, usually three to seven years, and then adjusts annually for the remainder of the term of the loan. These assets are primarily securities issued or guaranteed as to principal and interest by an agency of the U.S. government, such as the Federal National Mortgage Association (Fannie Mae), or are non-agency AAA rated.

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

Securitized mortgages include mortgage loans that have been transferred to a securitization trust. Although there has been a change in ownership structure, this transfer does not qualify as a sale, and is made at book value, since we maintain ownership interest in the trust. These assets are carried on the balance sheet at historical cost. Premiums or discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases – an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17”.

We evaluate securities for other-than-temporary impairment. Generally, securities that have been in a continuous loss position may be evaluated for other-than-temporary impairment. However, other factors, such as government-sponsored agency guarantees, credit risk and our ability and intent to hold investments until a forecasted recovery of fair value, are also considered in the evaluation.

Commercial Mortgage Assets

We invest in commercial mortgage loans typically with an initial term of one year, although loans with longer terms may be considered. These loans are typically secured by a first lien on the underlying property and are carried on the balance sheet at historical cost. Any premium, discount, or fees are amortized over the term of the loan as a yield adjustment.

Valuation Methods

The fair value of residential mortgage securities is generally based on market prices provided by dealers who make a market in these types of assets. If a price is not available, we estimate a price based on the dealer information provided adjusted for the specifics of the asset.

Allowance for Loan Losses

We provide an allowance for loan losses related to our loan portfolio. Loan loss provisions are based on an assessment of numerous factors affecting the portfolio of mortgage assets, including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages, collateral values of properties securing loans and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known. Loans are charged-off when, in the opinion of management, the balance is no longer collectable.

Commercial mortgage loans are evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15,” when, based on current information and events, it is probable that we will be unable to collect principal and interest according to contractual terms of the agreement. Any provisions recorded are based on cash flow analysis, discounted at the loan’s effective interest rate, or, if the loan is collateral dependant, on the fair value of the collateral less the estimated costs to sell.

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

Reverse Repurchase Agreements

We borrow money through the use of reverse repurchase agreements. Under these repurchase agreements, we sell securities or securitized loans to a lender and agree to repurchase the same instruments at a predetermined price and date. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge assets as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing financing rate. These repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Should a counter-party decide not to renew a repurchase agreement at maturity, we must either refinance elsewhere or be in a position to satisfy this obligation. To mitigate risk, we enter into repurchase agreements only with investment grade institutions.

Hedging Activities

We enter into derivative financial instruments as a means of mitigating our interest rate risk on forecasted interest expense and to extend the duration of our short-term liabilities that fund our mortgage-related assets. All derivative financial instruments are carried on the balance sheet as assets or liabilities at fair value as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

We formally document all hedging relationships between hedging instruments and the hedged item, as well as our risk management objective and strategy for entering into various hedge transactions. We perform an assessment, at inception and on an ongoing basis, whether the hedging relationship has been highly effective in offsetting changes in fair value or cash flows of hedged items and whether they are expected to continue to be highly effective in the future.

We utilize regression analysis comparing the change in the LIBOR floating leg of our interest rate swaps to the changes in cost of our short term borrowing program. Effectiveness is measured by an R2 of between 0.80 and 1.25. (R2 represents the strength of the relationship between two variables.) Any ineffectiveness, or over hedging, is recognized in interest expense. If an effective hedge is terminated, the resulting gain or loss is deferred and recognized over the remaining term of the hedge as a component of interest expense. If the anticipated short term borrowings being hedged are no longer expected to occur, we will discontinue hedge accounting. At March 31, 2006, all our derivative financial instruments (interest rate swaps) were designated as cash flow hedges.

Accumulated Other Comprehensive Income

We account for the change in fair market value of our available for sale securities and the effective portion of the change in fair market value of derivative financial instruments in other comprehensive income.

Other comprehensive income (loss) does not include the impact of market value changes of any assets or liabilities that are carried at cost, such as securitized loans.

Interest and Fee Income

Interest income on residential mortgage assets is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages, unless we consider the collection of interest to be uncertain. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the lives of the securities using the effective interest yield adjusted for the effects of estimated prepayments based on SFAS No. 91. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date.

Interest income on commercial mortgage loans is accrued based on the outstanding principal amount and the stated interest rate, unless we consider the collection of interest to be uncertain. Loans are evaluated for non-accrual status on an individual basis when payments in accordance with contractual terms are delinquent in excess of 60 days, or sooner if deemed appropriate. In general, when a loan is placed on nonaccrual, interest accrued during that period is reversed, and any future income is recognized on a cash basis. Loan fees are deferred and amortized over the expected life of the loan.

Accounting for Share-Based Compensation

We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” We record expenses for the estimated value of stock based awards for both employees and non-employees. These awards are valued using the Black-Scholes option pricing model, which requires assumptions related to stock price volatility, dividend yield, expected option life, and a risk free rate of return. Changes in the volatility of our stock, or other assumption changes, would affect the amount of expense recorded in our financial statements.

Income Taxes

We elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and have been taxed as such beginning with the taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant relief under certain statutory provisions.

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

Concentrations of Credit Risk

Our investments are concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. However, we mitigate this credit risk by holding securities that are either guaranteed by government or government-sponsored agencies or have actual or implied AAA credit ratings. At March 31, 2006, 58.6% of our residential securities, including securitized loans, as measured by fair value, were agency-guaranteed.

We also have investments in commercial bridge loans, which are collateralized with real estate. We periodically evaluate collateral adequacy, and any shortage is reviewed for impairment. We have not entered into any new commercial loans since July 2005.

We enter into reverse repurchase agreements and swap agreements with various counterparties, and also have cash deposits with financial institutions that exceed federally insured amounts. In the event the counterparties and financial institutions do not fulfill their obligations, we could be exposed to risk of loss. To mitigate this risk, we only enter into agreements with creditworthy institutions. We also look to establish netting arrangements with those counterparties providing both financing and hedging as a mechanism to mitigate credit risk. Under such an arrangement, any value captured in the hedge is applied towards satisfying expected margin calls due to a drop in the financed position’s market value.

Our securities portfolio and financing instruments are impacted by changes in interest rates. To mitigate a portion of the volatility caused by changing rates, we enter into derivative instruments, typically swaps, to hedge the portfolio.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Note 3 – Mortgage Securities

At March 31, 2006 and December 31, 2005, our mortgage-backed securities were classified as available-for-sale and carried at estimated fair value which was determined based on the average of third-party broker quotes received. The following table presents the components of our mortgage-backed securities portfolio:

	March 31, 2006			December 31, 2005
(in thousands)	Agency Securities	Non Agency Securities	Total	Agency Securities	Non Agency Securities	Total
Par value	$614,700	$282,734	$897,434	$653,711	$297,189	$950,900
Unamortized premium	6,406	1,862	8,268	6,915	1,960	8,875
Unamortized discount	(1,628)	(418)	(2,046)	(1,687)	(440)	(2,127)

Amortized cost	619,478	284,178	903,656	658,939	298,709	957,648
Gross unrealized gains	—	9	9	—	2	2
Gross unrealized losses	(13,311)	(5,729)	(19,040)	(10,034)	(4,716)	(14,750)

Estimated fair value	$606,167	$278,458	$884,625	$648,905	$293,995	$942,900

At March 31, 2006, we had gross unrealized losses of $19.0 million related to 69 securities with an amortized cost of $898.9 million. The unrealized losses related to 54 agency securities with an amortized cost basis of $619.5 million ($13.3 million in unrealized losses) and 15 AAA rated securities with an amortized cost basis of $279.4 million ($5.7 million in unrealized losses).

We do not believe unrealized losses, individually or in the aggregate as of March 31, 2006, represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit us from receiving our contractual interest and principal payments. At March 31, 2006 we had the ability and intent to hold these securities for a period necessary to recover the amortized cost.

The following table reflects the par value of the portfolio by remaining fixed interest periods for the investment securities portfolio at March 31, 2006 (in thousands). The $55.6 million in floating rate mortgage-backed securities are backed by loans indexed off one-month LIBOR and the 12-month Moving Treasury Average Index.

	Agency Securities		Non-Agency Securities
Interest reset profile	Par Value	Avg. Months to Reset	Par Value	Avg. Months to Reset
Floating	$14,171	1	$41,467	1
Less than 36 months	20,269	22	25,667	19
36 – 60 months	521,900	42	200,337	47
61 – 84 months	58,360	78	15,263	73

Total	$614,700	44	$282,734	39

Note 4 – Residential and Commercial Mortgage Loans

Residential Mortgage Loans

At March 31, 2006 and December 31, 2005, our securitized residential mortgage loans were carried at historical cost, net of unamortized premium or discount and fees. The balances by original fixed period are summarized in the following table:

Initial Fixed Term (in thousands)	March 31, 2006			December 31, 2005
	Loan Balance	Premium	Book Value	Loan Balance	Premium	Book Value
3 year fixed	$4,875	$148	$5,023	$4,893	$149	$5,042
5 year fixed	51,299	1,429	52,728	53,550	1,492	55,042
7 year fixed (and other)	97,972	426	98,398	99,867	446	100,313

	$154,146	$2,003	$156,149	$158,310	$2,087	$160,397
Deferred loan cost	—	199	199	—	205	205

Total balance	$154,146	$2,202	$156,348	$158,310	$2,292	$160,602

The fair value of the securitized mortgage loans at March 31, 2006 was $149.5 million.

At March 31, 2006, the average months to reset for the 3-, 5- and 7-year categories were 10, 33 and 62 months, respectively. The securitized portfolio as a whole had an average remaining fixed period of 49 months.

At March 31, 2006, one loan for $85,000, or 0.06% of the securitized loan balance, was 30 days past due in the residential loan portfolio, one loan for $221,000, or 0.14% of the securitized loan balance, was 120 days past due and had been placed in foreclosure, and one loan for $67,000 was in bankruptcy. At December 31, 2005, two loans totaling $600,000 (including the $221,000 loan referenced above), or 0.38% of the securitized loan balance, were 30 days past due, and one loan for $68,000 was in bankruptcy.

Commercial Mortgage Loans

We invest in commercial mortgage loans, which typically have an initial term of one year. These loans are carried on the balance sheet at historical cost, which, net of allowance for loan losses, approximates fair value, and are summarized as follows (in thousands):

Type of Property	Interest Rate	Location	Participation	Maturity	March 31, 2006	December 31, 2005
Resort development	13%	NC	No	Jun. 2006	$13,756	$16,647
Cemetery/funeral home	10%	HI	Yes	Matured	5,658	5,658
Multi-sport facility	12%	NJ	No	Matured	100	4,700
Retail development	11%	FL	No	Jun. 2006	2,128	2,739

					21,642	29,744
Deferred fees					(149)	(397)

Commercial mortgage balance					$21,493	$29,347

Allowance for Loan Losses

We evaluate commercial loans for possible impairment under SFAS No. 114. At March 31, 2006, the loan on the cemetery/funeral home property was considered impaired.

We have a participation interest (approximately 20%) in a loan collateralized by cemetery/funeral home properties in Hawaii. This loan has been in default since 2004, and during the second quarter of 2005, we determined that the loan was impaired and that the loan should be reserved in full. At March 31, 2006, our analysis concluded that the loan continued to be fully impaired. For the three months ended March 31, 2006, no interest income was recorded on this loan.

We continue to incur legal fees of approximately $25,000 monthly related to the collection of this loan, which are expensed as incurred. Under terms of the Intercreditor Agreement, we may also be responsible for our respective portion of future expenses related to preservation of collateral. We anticipate that future expenditures related to the preservation of collateral will not be material.

On October 7, 2005, we filed suit against the other two participating creditors in the loan, Owens Mortgage Investment Fund and Vestin Mortgage, Inc., for violation of certain provisions under the Intercreditor Agreement. The outcome of this lawsuit cannot be determined at this time.

The multi-sport facility loan went into default during the first quarter of 2005, a court-ordered receiver was put in place and we were allowed to market the property for sale. On November 4, 2005, we received a signed contract for sale, subject to court approval. Using the contracted price, and accounting for carrying costs, commission and other transactions costs, we concluded that the net realizable value of the collateral securing the loan was less than the carrying value of the loan, and an impairment charge of $1.2 million was required for the period ended September 30, 2005. On January 31, 2006, the collateral was sold, and the net proceeds of $3.5 million, which approximated our loan balance, were placed under court control. In March 2006, the court released $3.4 million of the proceeds to us, and we anticipate that the remaining $100,000 will be released to us in the near term. We have retained all our rights and remedies under the original note agreement against the Guarantor as it relates to the deficiency arising from the sale of the loan collateral, including interest and legal fees.

In addition to a specific review of each commercial loan, we provide for loan losses by making a general assessment of the overall loan portfolio. The following table reflects the activity in the allowance for loan losses for the three-month period ended March 31, 2006:

(in thousands)	March 31, 2006
Balance at beginning of period	$7,321
Provision	(4)
Charge-offs	(1,162)

Balance at end of period	$6,155

Note 5 – Hedging

As of March 31, 2006, we had hedged a portion of our interest rate risk by entering into interest rate swaps (designated as cash flow hedges), which also extended the duration of our short term borrowings. During the period, swaps with a notional balance of $117.7 million were de-designated as cash flow hedges, and subsequently terminated on March 30, 2006. At the time of de-designation, the swaps were in an unrealized gain position of $881,000, which will be accreted into interest expense over the remaining term of the swaps. From the time of de-designation through the termination of the swaps, the market value of the swaps declined by $91,000, and such loss was recorded directly to earnings.

Total notional outstanding at March 31, 2006 was $943.7 million with a fair market value of $17.7 million maturing as follows:

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$220,500	3.07%
Maturing between one and two years	216,060	3.77
Maturing between two and three years	70,000	4.31
Maturing between three and five years	437,100	4.53

Total	$943,660	4.00%

As of March 31, 2006, no swaps were in a loss position and 29 swaps were in a gain position totaling $17.7 million. We have counterparty credit risk related to the swaps in a gain position. At March 31, 2006, our maximum net credit exposure to a single counterparty was $5.3 million. To mitigate this risk, we only enter into swap transactions with investment grade institutions. Additionally, at March 31, 2006, one counterparty had posted collateral with us with a fair value of $3.6 million.

Note 6 – Debt

Junior Subordinated Notes

On March 15, 2005, Sunset Financial Statutory Trust I, a Delaware statutory trust (the Preferred Trust) and a wholly-owned subsidiary of the Company, completed a private offering of $20 million of trust preferred securities. The Preferred Trust used the proceeds of the private offering, together with our $619,000 investment in the Preferred Trust common securities, to purchase $20.6 million aggregate principal amount of our Junior Subordinated Notes with terms that mirror the terms of the trust preferred securities.

The trust preferred securities and the subordinated notes bear interest at 90-day LIBOR plus 4.15% (approximately 9.11% at March 31, 2006), payable quarterly in arrears, and generally may not be redeemed prior to March 30, 2010. The maturity date of subordinated notes is March 30, 2035.

The Preferred Trust is a variable interest entity pursuant to FIN No. 46(R) because the holders of the equity investment at risk do not have adequate decision making ability over the Preferred Trust’s activities. Because our investment in the Preferred Trust’s common securities was financed directly by the Preferred Trust as a result of its loan of the proceeds to us, that investment is not considered to be an equity investment at risk pursuant to FIN No. 46(R), and we are not the primary beneficiary of the Preferred Trust. Therefore, the financial statements of the Preferred Trust are not consolidated with our financial statements, and our financial statements present the subordinated notes issued to the Preferred Trust as a liability, and the investment in the Preferred Trust as an asset. As of March 31, 2006, no event had occurred that might have a significant adverse effect on the carrying value of the our $619,000 investment in the Preferred Trust.

Reverse Repurchase Agreements

We have arrangements to enter into reverse repurchase agreements with 14 financial institutions under facilities totaling $2.5 billion. Outstanding at March 31, 2006 was $973.6 million with a weighted average rate of 4.76% and a weighted average remaining maturity of 46 days. Actual maturity dates ranged from April to September 2006. Securities and securitized loans pledged as collateral on the reverse repurchase agreements had a carrying value and market value of $1.0 billion as of March 31, 2006. In addition, securities with a market value of $2.2 million were pledged as additional collateral to support margin calls on reverse repurchase agreements with three of our counterparties.

As of March 31, 2006, we had amounts outstanding under repurchase agreements with nine lenders with a maximum net exposure (the difference between the amount loaned to us and the estimated fair value of the security pledged by us as collateral) of $40.3 million to all nine lenders, of which 55.0% was with two counterparties.

The following table summarizes the maturities of our reverse repurchase agreements (in thousands):

Maturing	March 31, 2006	December 31, 2005
Overnight	$110,961	$—
Within 30 days	393,199	423,860
30 to 90 days	377,875	128,948
Over 90 days	91,569	479,023

Total	$973,604	$1,031,831

Note 7 – Stockholders’ Equity

During the quarter ended March 31, 2006, there were no awards of restricted stock or stock options. Expense of $44,000 and $7,000 was recognized related to previously issued restricted stock and stock options, respectively, in the three-month period ended March 31, 2006. During the quarter ended March 31, 2005, expense of $58,000 and $18,000 was recognized related to restricted stock and stock options, respectively.

Accumulated other comprehensive loss at March 31, 2006 consisted of $19.0 million accumulated loss related to the mark to market of available-for-sale investment securities, $17.7 million accumulated gain related to the mark to market of interest rate swaps, and $191,000 accumulated net deferred gain on terminated effective cash flow hedges.

Note 8 – Earnings per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and restricted stock. A reconciliation of the basic and diluted weighted average shares is as follows:

	Three Months Ended March 31,
(in thousands except per share data)	2006	2005
Net income allocable to common stockholders	$978	$1,443

Weighted average common shares outstanding (basic)	10,475	10,454
Assumed shares issued under treasury stock method for stock options and restricted stock	14	—

Adjusted weighted average common shares outstanding (diluted)	10,489	10,454

Basic and diluted net income per common share	$0.09	$0.14

Antidilutive common stock equivalents excluded:
Common stock options and restricted stock	70	227
Common stock warrants	233	233

Note 9 – Income Taxes

We elected to be taxed as a REIT commencing with the tax year ended December 31, 2004. In order to maintain our qualification as a REIT, we are required to distribute dividends to our stockholders in an amount at least equal to 90% of our REIT taxable income. For the three-month period ended March 31, 2006, we declared and paid dividends of $315,000, or $0.03 per common share.

The schedule below is provided to reconcile GAAP net income to estimated taxable income for the three-month period ended March 31, 2006:

(in thousands)	Total
GAAP net income	$978
Charge-off against loan loss provision	(1,166)
Capital loss carryover	1,166
Non-accrued interest income on commercial loans	69
Stock based compensation	26
Other	75

Estimated taxable income	$1,148

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

Note 11 – Subsequent Events

Commercial Loan Collections

During April 2006, we received principal payments totaling $1.1 million on the commercial loan collateralized by the North Carolina resort development property. Outstanding principal balance on this loan subsequent to these payments was $12.8 million.

Definitive Merger Agreement

On April 27, 2006, we announced the signing of an Agreement and Plan of Merger with Alesco Financial Trust, a specialty finance REIT. Under terms of the agreement, we will issue 1.26 shares of our common stock for each Alesco share. The combined company will continue to trade on the NYSE and will operate under the Alesco Financial name. The merged company will pursue Alesco’s investment strategy focused on trust preferred securities issued by banks and insurance companies, middle market loans and residential mortgage backed securities.

As a part of the transaction, we will conduct a tender in which we will offer to purchase for cash up to $25.0 million of our common stock from our existing stockholders at a price of $8.74 per share. The tender is expected to close immediately prior to the closing of the merger. Our current stockholders will own 42% of the combined company. If the tender is fully subscribed, our stockholders will own approximately 35% of the combined company.

The exchange ratio and tender offer values are subject to adjustments based on the repayment of certain of our commercial loans. The merger agreement is also subject to stockholder approval from both companies and other customary conditions.

Concurrent with the merger announcement, we entered into an interim management agreement with Cohen Brothers Management LLC, effective immediately, which will allow us to transition our existing assets into assets consistent with the investment strategy of the combined company. Cohen Brothers is the external manager of Alesco Financial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

Forward Looking Statements

Certain statements contained in the Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, constitute “forward-looking statements” within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. These risks include our failure to successfully execute our business plan, our inability to gain access to additional financing, the limited availability of additional loan portfolios for future acquisition, our failure to maintain REIT status, the cost of capital, as well as the additional risks and uncertainties detailed in the our periodic reports and registration statements filed with the SEC. We disclaim any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including asset impairment and provision for doubtful accounts. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Executive Overview

We were formed as a Maryland corporation in October 2003 to acquire, on a leveraged basis, a portfolio of residential mortgage assets and commercial mortgage bridge loans (including loans that we own jointly with others) in the United States. We finance and manage a portfolio of mortgage assets that primarily consists of agency mortgage-backed and “AAA” rated securities and residential mortgage and commercial mortgage bridge loans. Our principal business objective is to generate income for distribution to our stockholders by earning a positive spread between the interest income on our assets and the interest expense (including hedge costs) on financing those assets.

In October 2005, the special committee of our board of directors engaged Banc of America Securities LLC to perform a review of our business plan and to advise the special committee regarding exploring other alternatives to maximize shareholder value. On April 27, 2006, after an extensive analysis of our strategic alternatives, we entered into a definitive agreement to merge with Alesco Financial Trust, (Alesco), a specialty finance REIT based in Philadelphia, Pennsylvania.

Concurrent with signing the merger agreement, we also entered into an interim management agreement with Cohen Brothers, the external manager of Alesco. Under terms of this agreement, effective immediately, Cohen Brothers will assist us in redeploying our assets into the following investment alternatives, subject to oversight by our board of directors:

•	Mortgage loans and other real estate related senior and subordinated debt, residential mortgage-backed securities, and commercial mortgage-backed securities;

•	Subordinated debt financings originated by Cohen Brothers or third parties, primarily in the form of trust preferred securities issued by banks, bank holding companies and insurance companies, and surplus notes issued by insurance companies; and

•	Leveraged loans made to small and mid-sized companies in a variety of industries characterized by relatively low volatility and overall leverage, including the consumer products and manufacturing industries.

The redeployment of our assets will occur over the next few months as investment opportunities in these new classes of assets arise. By implementing this revised strategy, we will be moving our existing assets into what we believe will be higher yielding investments, which we anticipate will provide improved financial results.

Alesco, a specialty finance REIT, completed a $111 million Rule 144A equity offering in January 2006 and currently has approximately $2.2 billion in assets. Cohen Brothers, a leading asset management firm based in Philadelphia, Pennsylvania, currently has approximately $17.0 billion in assets under management, including over $7.0 billion in trust preferred securities issued by banks and insurance companies. Cohen Brothers is a market leader in trust preferred securities to these sectors, with an estimated 35% market share.

Highlights of our first quarter were as follows:

•	Total assets at March 31, 2006 were $1.1 billion compared to $1.2 billion at December 31, 2005 and $1.1 billion at March 31, 2005.

•	Residential mortgage related assets at March 31, 2006 totaled $1.0 billion, compared to $1.1 billion at December 31, 2005 and $1.0 billion at March 31, 2005.

•	Commercial mortgage related assets, net of allowance for loan losses, at March 31, 2006 were $15.8 million, compared to $22.5 million at December 31, 2005 and $36.5 million at March 31, 2005.

•	Net interest income for the first quarter of 2006 was $3.1 million, compared to $3.5 million in the first quarter of 2005.

•	The one-month constant prepayment rate (CPR) for the residential portfolio, including securitized loans, was 16% in March, and the three-month CPR was 16% for the quarter.

•	No impairment charges were recorded during the first quarter of 2006.

•	Operations generated net income of $978,000 for the first quarter of 2006, as compared to net income of $1.4 million in the first quarter of 2005.

During the first quarter of 2006, the Federal Reserve continued its tightening by raising the short term borrowing rate (the Federal Funds Target Rate) to 4.75% on March 28, 2006. On June 30, 2004, the Federal Reserve began a series of Federal Funds Target Rate increases, which have resulted in the Federal Funds Target Rate increasing from 1.00% at June 30, 2004, to 4.75% at March 31, 2006. The following table presents various rate increases during the first quarter of 2006:

Instrument	First-Quarter Increase	Rate at March 31, 2006
LIBOR	0.44%	4.83%
On-the run 2-year Treasury Note	0.42%	4.82%
On-the run 5-year Treasury Note	0.46%	4.81%
On-the run 10-year Treasury Note	0.43%	4.85%

The yields on our portfolio of mortgage-backed securities are affected by movements in both short and long term rates. Conversely, our reverse repurchase agreement debt carries interest rates that are set based on short-term interest rates only (the short end of the yield curve). As the effect of Federal Reserve actions are reflected in higher LIBOR rates, our funding costs increase as our repurchase agreements mature and are renewed at the then current rates. This has resulted in a tightening of our net interest spread. Despite a continued flattening in yield curve, our net interest income increased to $3.1 million for the most recent quarter versus $2.6 million for the fourth quarter of 2005. This was largely due to our hedging strategy and a material drop in prepayment speeds. The average prepayment speed for the first quarter was 17 CPR, down from 22 CPR for the fourth quarter of 2005.

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

Valuation of Mortgage Related Securities

Our mortgage-backed securities have fair values determined by management based on the average of third-party broker quotes received. Because the price estimates may vary to some degree between sources, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different presentations of value.

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

Allowance for Loan Losses

Our mortgage assets consist of mortgage-backed securities, residential loans and commercial mortgage bridge loans. Due to the credit quality of our mortgage-backed securities, which are issued or guaranteed by an agency of the government, typically Fannie Mae, or are non-agency AAA rated, we do not establish a loss reserve on these securities. In establishing our allowance for loan loss policy on our securitized loan portfolio, we utilize publicly available information regarding losses realized on similar types of assets. In addition, our commercial mortgages are evaluated individually for impairment. Any loan past due in excess of 60 days is evaluated, but other loans may be included in this analysis based on specific facts and circumstances. All impaired loans are evaluated in accordance with SFAS No. 114, which requires that impaired loans be evaluated based on a discounted cash flow analysis, or, if the loan is considered collateral dependent, on the fair value of the collateral less the estimated cost to sell. Any specific allowance is established as a component of the allowance for loan losses. The ultimate net realizable value of the collateral securing our mortgage loans may impact any actual losses incurred.

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

Interest income on commercial mortgage loans is accrued based on the outstanding principal amount and the stated interest rate, unless we consider the collection of interest to be uncertain. Loans are evaluated for non-accrual status on an individual basis when delinquent in excess of 60 days, or sooner if deemed appropriate.

Accounting for Equity-Based Compensation

We account for stock based awards in accordance with the fair value recognition provisions of SFAS No. 123 (revised), “Share-Based Payment”. We record expenses for the estimated value of stock based awards for both employees and non-employees. These awards are valued using the Black-Scholes option pricing model. This model requires assumptions related to stock price volatility, dividend yield, expected option life, and a risk free rate of return. Changes in the volatility of our stock, or other assumption changes, would affect the amount of expense recorded on stock based awards.

Accounting for Hedging Activities

We enter into derivative financial instruments as a means of mitigating our interest rate risk on forecasted interest expense. All derivative financial instruments are carried on the balance sheet as assets or liabilities at fair value as required by SFAS No. 133.

We formally document all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective and strategy for entering into various hedge transactions. We perform an assessment, at inception and on an ongoing basis, whether the hedging relationship has been highly effective in offsetting changes in fair value or cash flows of hedged items and whether they are expected to continue to be highly effective in the future. Any ineffectiveness, or over hedging, is recognized in interest expense. If we decided not to designate the interest rate swaps as hedges and to monitor their effectiveness as hedges, changes in the fair values of these instruments would be recorded in our statement of operations, potentially resulting in increased volatility in our earnings. Additionally, to the extent that we hedge more or less of our floating rate debt, there would be an effect on interest expense.

For additional information on accounting policies see “Notes to Consolidated Financial Statements.”

Financial Condition

Total assets at March 31, 2006, of $1.1 billion, were acquired with the proceeds of our initial public offering in March 2004, the proceeds from the issuance of a $20.0 million trust preferred security through the Preferred Trust in March 2005, and the use of leverage. Virtually all of these assets were interest-bearing and were comprised of residential mortgage-related assets and commercial bridge loans.

Residential Mortgage Assets

At March 31, 2006, our residential assets were comprised of $884.6 million of mortgage backed available for sale securities and $156.3 million remaining balance of purchased loans that were securitized in 2004 and carried at amortized cost.

The mortgage backed securities portfolio consists of AAA rated securities and agency securities that are issued or guaranteed by an agency of the U.S. government. Other characteristics of these securities at March 31, 2006 and December 31, 2005 are outlined in the following table:

	March 31, 2006			December 31, 2005
(in thousands)	Agency Securities	Non Agency Securities	Total	Agency Securities	Non Agency Securities	Total
Par value	$614,700	$282,734	$897,434	$653,711	$297,189	$950,900
Unamortized premium	6,406	1,862	8,268	6,915	1,960	8,875
Unamortized discount	(1,628)	(418)	(2,046)	(1,687)	(440)	(2,127)

Amortized cost	619,478	284,178	903,656	658,939	298,709	957,648
Gross unrealized gains	—	9	9	—	2	2
Gross unrealized losses	(13,311)	(5,729)	(19,040)	(10,034)	(4,716)	(14,750)

Estimated fair value	$606,167	$278,458	$884,625	$648,905	$293,995	$942,900

At March 31, 2006, the agency securities had a weighted average coupon of 4.62% with an average of 44 months to reset, and the non-agency securities had a weighted average coupon of 4.81% with an average of 39 months to reset.

Management has reviewed the unrealized losses on the securities, and does not believe the losses, individually or in the aggregate as of March 31, 2006, represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit us from receiving our contractual interest and principal payments. At March 31, 2006, we had the ability and intent to hold these securities for a period necessary to recover the amortized cost.

At March 31, 2006 and December 31, 2005, our residential mortgage loans, including securitized loans, consisted primarily of hybrid adjustable rate mortgages and were carried on the balance sheet at historical cost less premium amortization. The loan balances by original fixed period are summarized in the following table:

Initial Fixed Term (in thousands)	March 31, 2006			December 31, 2005
	Loan Balance	Premium	Book Value	Loan Balance	Premium	Book Value
3 year fixed	$4,875	$148	$5,023	$4,893	$149	$5,042
5 year fixed	51,299	1,429	52,728	53,550	1,492	55,042
7 year fixed (and other)	97,972	426	98,398	99,867	446	100,313

	$154,146	$2,003	$156,149	$158,310	$2,087	$160,397
Deferred loan cost	—	199	199	—	205	205

Total balance	$154,146	$2,202	$156,348	$158,310	$2,292	$160,602

At March 31, 2006, the residential mortgage loans had a weighted average coupon of 4.58% with an average of 49 months to reset. Additionally, one loan for $85,000, or 0.06% of the securitized loan balance, was 30 days past due in the residential loan portfolio, one loan for $221,000, or 0.14% of the securitized loan balance, was 120 days past due and had been placed in foreclosure, and one loan for $67,000 was in bankruptcy. The fair value of the loans at March 31, 2006 was $149.5 million.

Commercial Assets

In addition to the residential loans, we have a portfolio of commercial mortgage bridge loans. These loans are carried at par, less unamortized deferred fees. The following table outlines the relevant characteristics of the commercial loans:

Type of Property	Interest Rate	Location	Participation	Maturity	March 31, 2006	December 31, 2005
Resort development	13%	NC	No	Jun. 2006	$13,756	$16,647
Cemetery/funeral home	10%	HI	Yes	Matured	5,658	5,658
Multi-sport facility	12%	NJ	No	Matured	100	4,700
Retail development	11%	FL	No	Jun. 2006	2,128	2,739

					21,642	29,744
Deferred fees					(149)	(397)

Commercial mortgage balance					$21,493	$29,347

We evaluate commercial loans for possible impairment under SFAS No. 114, and at March 31, 2006, the loan on the cemetery/funeral home property was considered impaired.

Cemetery/Funeral Home Loan. We have a participation interest (approximately 20%) in a loan collateralized by cemetery/funeral home properties in Hawaii. This loan has been in default since 2004, and during the second quarter of 2005, we determined that the loan was impaired and that the loan should be reserved in full. At March 31, 2006, our analysis concluded that the loan continued to be fully impaired. For the three months ended March 31, 2006, no interest income was recorded on this loan.

We continue to incur legal fees of approximately $25,000 monthly related to the collection of this loan, which are expensed as incurred. Under terms of the Intercreditor Agreement, we may also be responsible for our respective portion of future expenses related to preservation of collateral. We anticipate that future expenditures related to the preservation of collateral will not be material.

On October 7, 2005, we filed suit against the other two participating creditors in the loan, Owens Mortgage Investment Fund and Vestin Mortgage, Inc., for violation of certain provisions under the Intercreditor Agreement. The outcome of this lawsuit cannot be determined at this time.

Multi-Sport Facility Loan. The multi-sport facility loan went into default during the first quarter of 2005, a court-ordered receiver was put in place and we were allowed to market the property for sale. On November 4, 2005, we received a signed contract for sale, subject to court approval. Using the contracted price, and accounting for carrying costs, commission and other transactions costs, we concluded that the net realizable value of the collateral securing the loan was less than the carrying value of the loan, and an impairment charge of $1.2 million was required for the period ended September 30, 2005. On January 31, 2006, the collateral was sold, and the net proceeds of $3.5 million were placed under court control. In March 2006, the court released $3.4 million of the proceeds to us, and we anticipate that the remaining $100,000 will be released to us in the near term. We have retained all our rights and remedies under the original note agreement against the Guarantor as it relates to the deficiency arising from the sale of the loan collateral, including interest and legal fees.

Allowance for Loan Losses

In addition to a specific review of each commercial loan as discussed above, we provide for loan losses by making a general assessment of the securitized loan portfolio, taking into consideration any delinquencies or bankruptcies on the underlying mortgages, as well as industry statistics on similar pools of loans. The overall provision rate and the related allowance are evaluated on a quarterly basis to insure that, in our opinion, the allowance is adequate for losses in the portfolio. A provision for loan losses is not recorded for mortgage-backed securities, which are generally rated AAA or are agency secured. These securities are carried on the balance sheet at market value and any impairment that would be deemed to be other-than-temporary would be recorded as a direct write-down of the asset. At March 31, 2006, the balance in the allowance for loan loss account was $6.2 million.

Cash and Cash Equivalents

On March 31, 2006, we had $25.2 million in cash and cash equivalents. This included both interest bearing and non-interest bearing bank balances. These balances, along with the leverage available through our counterparties on our fully-paid securities, provided us with total liquidity of $41.0 million. At March 31, 2006, none of the cash or cash equivalents was pledged to support margin calls on derivatives or reverse repurchase agreements.

Liabilities

Securities and securitized loans are financed through the use of reverse repurchase agreements. We had lines with 14 financial institutions as of March 31, 2006 totaling $2.5 billion. We had borrowings with nine institutions totaling $973.6 million in reverse repurchase agreements outstanding with an average rate of 4.76% and an average remaining maturity of 46 days.

Our borrowings generally have a shorter maturity than our assets which creates an interest rate mismatch. We use derivative instruments to extend the interest rate characteristics of our borrowings. As of March 31, 2006, we had 29 fixed-pay interest rate swaps with a notional balance of $943.7 million outstanding. These swaps are accounted for as cash flow hedges of our forecasted borrowings.

The fair market value of swaps is recorded on the balance sheet as a hedging asset or liability. All 29 of the swaps were in a gain position, and were reflected as assets at March 31, 2006.

The maturity characteristics and average rate by maturity characteristic are shown in the following table:

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$220,500	3.07%
Maturing between one and two years	216,060	3.77
Maturing between two and three years	70,000	4.31
Maturing between three and five years	437,100	4.53

Total	$943,660	4.00%

On March 15, 2005, we completed a private offering of $20 million of trust preferred securities through the Preferred Trust. The Preferred Trust used the proceeds of the private offering, together with our $619,000 investment in the Preferred Trust common securities, to purchase $20.6 million aggregate principal amount of our subordinated notes with terms that parallel the terms of the trust preferred securities.

The trust preferred securities and the Subordinated Notes bear interest at 90-day LIBOR plus 4.15% (approximately 9.11% at March 31, 2006) and generally may not be redeemed prior to March 30, 2010.

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

For the three months ended March 31, 2006, net income was $978,000, as compared to $1.4 million for the prior year quarter. Net interest income for the current quarter was $3.1 million, a reduction of $352,000 as compared to the same quarter in the preceding year. Components of this net reduction included an increase in interest and fee income for the current quarter of $2.8 million, or 27.5%, as a result of a $182.3 million increase in our earning assets, offset by an increase in interest expense of $3.2 million related to financing those assets. Additionally, the average yield on our interest earning assets less the average cost on our interest bearing liabilities (known as interest spread) decreased from 112 basis points for the quarter ended March 31, 2005, to 79 basis points for the current quarter.

Operating expenses for the quarter totaled $2.1 million as compared to $2.0 million in the same quarter last year. The significant components of the quarter-over-quarter increase were as follows:

•	A $458,000 increase in professional fees due to (i) increased internal and external audit costs related to finalizing year-end Sarbanes-Oxley efforts, (ii) legal fees related to the strategic alternatives activities of our special committee of the board of directors, (iii) legal fees for defense efforts related to a shareholder lawsuit and (iv) legal fees for continued collection efforts on our commercial loan portfolio; and

•	A $208,000 reduction in salaries and employee benefits due to (i) the elimination of one executive officer position in August 2005, (ii) no bonus expense for the current quarter and (iii) no relocation expense for the current quarter.

The following tables present average earning assets and their respective yields, along with the average borrowings and their respective costs for each of the last seven quarters (in thousands):

Quarter Ended:	Average Residential Assets	Average Commercial Assets (1)	Average Total Interest Earning Assets	Average Repurchase Agreements	Average Subordinated Notes Borrowing (2)	Average Total Interest Bearing Liabilities
Mar. 31, 2006	$1,078,055	$26,988	$1,116,155	$1,001,399	$20,000	$1,022,018
Dec. 31, 2005	1,079,736	29,550	1,119,736	1,003,271	20,000	1,023,890
Sept. 30, 2005	1,046,413	32,355	1,093,332	967,436	20,000	987,436
Jun. 30, 2005	1,074,277	28,850	1,114,511	992,197	20,000	1,012,197
Mar. 31, 2005	878,454	44,457	933,880	814,864	3,556	823,171
Dec. 31, 2004	754,493	52,839	815,065	691,943	—	701,938
Sept. 30, 2004	476,388	42,003	535,385	422,445	—	422,786

Quarter Ended:	Income on Residential Assets	Income on Commercial Assets	Total Income on Earning Assets	Interest on Repurchase Agreements	Interest on Derivative Agreements	Interest on Subordinated Notes (2)	Total Expense on Interest Bearing Liabilities
Mar. 31, 2006	$12,046	$808	$12,972	$11,372	$(1,960)	$440	$9,852
Dec. 31, 2005	11,474	873	12,438	10,474	(1,020)	423	9,877
Sept. 30, 2005	10,946	906	11,945	8,693	22	396	9,181
Jun. 30, 2005	11,039	692	11,802	7,611	900	362	9,031
Mar. 31, 2005	9,112	975	10,171	5,270	1,155	64	6,699
Dec. 31, 2004	8,066	1,026	9,142	3,691	1,381	—	5,347
Sept. 30, 2004	4,842	1,081	5,989	1,676	1,280	—	3,118

Quarter Ended:	Yield on Residential Assets	Yield on Commercial Assets	Total Yield on Interest Earning Assets	Cost on Repurchase Agreements	Cost/Income on Derivative Agreements	Cost on Trust Preferred	Total Cost on Interest Bearing Liabilities
Mar. 31, 2006	4.47%	11.97%	4.65%	4.54%	(0.78%)	8.79%	3.86%
Dec. 31, 2005	4.22%	11.72%	4.41%	4.14%	(0.40%)	8.15%	3.83%
Sept. 30, 2005	4.15%	11.11%	4.33%	3.57%	0.01%	7.86%	3.69%
Jun. 30, 2005	4.12%	9.62%	4.25%	3.08%	0.36%	7.26%	3.58%
Mar. 31, 2005	4.21%	8.89%	4.42%	2.62%	0.57%	7.30%	3.30%
Dec. 31, 2004	4.25%	7.72%	4.46%	2.12%	0.79%	—	3.03%
Sept. 30, 2004	4.04%	10.24%	4.45%	1.58%	1.21%	—	2.93%

(1)	No adjustment has been made to the average balances for nonaccrual loans.
(2)	Information on the junior subordinated notes is shown net of amounts related to the investment in common stock of the Preferred Trust.

Net interest income for the quarter ended March 31, 2006, was $3.1 million, which represented an annualized margin on average interest earning assets of 1.1%. Net interest spread for the current quarter was 79 basis points.

Liquidity and Capital Resources

We are organized as a mortgage REIT to invest in residential mortgage related securities and commercial bridge loans, and to distribute to stockholders, in the form of cash distributions, a substantial portion of our net cash flow generated from our mortgage activities. We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations on a timely and cost-effective basis. On March 31, 2006, we had cash and cash equivalents of $25.2 million and fully-paid (unleveraged) mortgage-backed securities with a market value of $20.2 million. Cash, combined with the leverage available through our counterparties on certain of our fully-paid securities, provided us with total liquidity of $41.0 million. Securities with a market value of $2.2 million were pledged as additional collateral to support margin calls on reverse repurchase agreements with three of our counterparties.

Our primary cash requirements over the next 12 months are expected to be for the payment of dividends, purchases of securities, repayments on reverse repurchase agreements and interest payments on financing arrangements. Management and our board of directors review estimated taxable income on a quarterly basis in advance of declaring each quarterly dividend. Accordingly, the amount of cash required for future dividends cannot be estimated at this time. Securities purchases are generally made by reinvesting cash received from monthly prepayments on our securities portfolio, combined with leveraging the securities with reverse repurchase agreements. As reverse repurchase agreements mature, we typically renew them with the same pledged collateral or, cash permitting, repay them.

Because we borrow money under reverse repurchase agreements based on the fair value of our assets, and because changes in interest rates can negatively impact the valuation of our assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our assets declines for other reasons. At March 31, 2006, we had posted additional securities with a market value of $2.2 million as collateral to cover margin calls on reverse repurchase agreements with three counterparties.

External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. At March 31, 2006, the fair value of our mortgage-backed securities was $884.6 million, which was less than the amortized cost basis due to net unrealized losses in the portfolio of $19.0 million. We have determined that the unrealized losses are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. At March 31, 2006, since we had the ability and intent to hold the assets until recovery, the losses are not considered to be other than temporary impairments. In addition, we have the ability to terminate our hedges for liquidity purposes. At March 31, 2006, we had 29 swaps in a gain position totaling $17.7 million.

For the period ended March 31, 2006, we had adequate liquidity to meet our requirements for normal recurring operating expenses, as well as dividend payments, interest payments and refinancings, and we believe our operations, including our ability to leverage our securities portfolio, will continue to provide sufficient liquidity to meet our future cash requirements.

Operating Activities

We generated cash from operations during the first quarter of 2006 of 825,000. This was the result of net income for the quarter of $978,000, offset by non-cash items, including the amortization of hedge gain, and the changes in working capital components.

Investing Activities

We generated $64.6 million from investing activities during the quarter from principal payments on our securities and loans of $65.2 million. With the exception of $599,000 funding on commercial loans for interest reserves, we did not make other securities purchases during the quarter.

Financing Activities

We used $57.8 million in cash for financing activities during the quarter. As of March 31, 2006, we had reverse repurchase lines with 14 financial institutions with a total capacity of $2.5 billion. We used cash from principal payments on our securities portfolio to reduce borrowings under these agreements by $58.2 million during the period to an outstanding balance of $973.6 million at March 31, 2006. We also used cash of $315,000 during the quarter to pay dividends of $0.03 per common share to our stockholders. In addition to these uses, we received $790,000 from the termination of interest rate swaps during the quarter.

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

Yield curve risk: To the extent that our assets are financed with shorter duration liabilities, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This may occur as our borrowings react to changes in interest rates sooner than our hybrid ARM assets because the weighted average next re-pricing dates of the borrowings may be shorter time periods than that of the hybrid ARM assets. We use plain vanilla swaps to extend the duration of our liabilities to the expected duration of our assets. We typically pay a fixed rate and receive a floating rate to offset the floating nature of our reverse repurchase agreements. Interest rate swaps thus have the effect of converting our variable-rate debt into fixed-rate debt over the life of the swap agreements. We have selected interest rate swaps such that the combined Effective Duration of our borrowings and interest rate swaps closely matches the Effective Duration of the Hybrid ARM assets, the difference being the Effective Duration Gap. We operate under an Effective Duration Gap limit of 1 year (or -1 year as the case may be) and have targeted a zero Effective Duration Gap during the first quarter of 2006.

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

Re-pricing risk: At times, the notional amount on our swaps may not match the amount of outstanding repurchase agreements. This results in a portion of our short term liabilities being exposed to rises in interest rates. As short term interest rates rise, the portion of our short term debt not covered by swaps will increase our overall debt costs, squeezing margins. Conversely, if short term rates fall, overall debt costs will decrease, widening margins. We actively manage this gap and minimize the impact of rising rates using longer term repurchase agreements and by purchasing floating rate assets whose coupons reset with rising short term rates. As of March 31, 2006, we had $973.6 million in reverse repurchase agreements and $943.7 million in notional of pay-fixed swaps, and also had $55.6 million in floating rate assets.

Extension risk: As interest rates rise, the average lives of our assets increase. In order to maintain the targeted Effective Duration Gap it may become necessary to use additional pay-fixed swaps in a rising rate environment. These additional interest rate swaps would reduce the net interest margin.

Cap risk: We invest in hybrid adjustable-rate mortgage-backed securities, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which a hybrid adjustable-rate mortgage-backed security’s interest yield may change during any given period after the fixed period has expired. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent we acquire adjustable-rate mortgage-backed securities that are not based on mortgages which are fully indexed. Further, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in the receipt of less cash income on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations. We currently mitigate this risk through the use of interest rate swaps. We also have chosen to invest primarily in hybrid adjustable-rate securities backed by loans with initial caps at reset that are 5% or 6% higher than the rate during the fixed period which further limits the inherent cap risk.

Spread risk: The use of interest rate swaps to lengthen the maturities of our short term liabilities also has an effect on the fair value of the portfolio. To the extent that interest rates rise, the value of the hybrid adjustable-rate mortgage backed securities will decline. This decline may be offset for the most part by gains in the value of the pay-fixed interest rate swaps. However, if yields of hybrid adjustable-rate mortgage-backed securities move to a greater extent than treasury or swap rates – a phenomenon known as “spread widening” – the fair value of the securities will decline more than the gain on the corresponding hedges, resulting in a decline in the overall fair value of the portfolio. Conversely, if spreads tighten, the portfolio will experience a fair value gain. We view spread risk as inherent in owning a portfolio of mortgage assets and do not attempt to hedge this risk explicitly.

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

The Effective Duration measure is calculated by a third party provider utilizing a Monte Carlo simulation of 200 to 500 interest rate scenarios. At March 31, 2006, our Effective Duration Gap was -0.06 years. The effective duration of mortgage assets changes as interest rates change, because the cash flows of the mortgage securities we own are dependent on the realized path of interest rates. In general, as interest rates decline, the effective duration of our mortgage assets decline and vice versa. Because models do not always capture market forces, particularly those driven by technical rather than fundamental forces, in our opinion, duration of between plus or minus 0.15 approximates zero duration. In addition to Effective Duration, we monitor the Effective Convexity, which is the rate of change of duration for a given change in interest rates, as well as several sensitivity measures around points in the yield curve called Key Rate Duration measures. As of March 31, 2006, the Effective Convexity Gap of the portfolio was -.053 years.

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

The following table reflects the expected market value changes of these assets for the parallel shifts in the yield curve as a percent of equity and as a percent of the fair market value of our interest earning assets as of March 31, 2006.

Instantaneous parallel shift in yield curve	Change in Net Assets (in thousands)	Change as a % of Equity	Change as a % of Fair Value of Assets
-100 basis points	$(3,437)	(3.14)%	(0.32)%
-50 basis points	(900)	(0.82)	(0.08)
+50 basis points	(264)	(0.24)	(0.02)
+100 basis points	(1,458)	(1.33)	(0.13)

Other Matters

The Internal Revenue Code of 1986, as amended (the Code), requires that at least 75% of our total assets must be Qualified REIT Assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. We calculated that we were in compliance with each of these requirements as of March 31, 2006. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of March 31, 2006, we believe that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. Based on our calculations we believe that we are in compliance with this requirement as of March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the caption “Market Risks.”

Item 4. Controls and Procedures

Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)) as of March 31, 2006, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2006 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three-months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 28, 2005, Western Investment Hedged Partners LP, et al., commenced an action against the Company. The plaintiffs allege that they own approximately 9.7% of our outstanding common stock. They contend that our board of directors breached its fiduciary duties and exceeded its authority under Maryland law by amending the Company’s bylaws on August 31, 2005 and October 5, 2005 (the Bylaw Amendments). The plaintiffs assert that the Bylaw Amendments were enacted for the purpose of impeding the plaintiffs’ democratic stockholder rights, and they have requested that the court: (a) declare the Bylaw Amendments null and void; (b) enjoin Sunset from implementing the Bylaw Amendments; and (c) award the plaintiffs unspecified damages, attorneys’ fees and expenses. We denied the plaintiffs’ allegations of wrongdoing and damages. On March 7, 2006, the court issued an order granting our motion for summary judgment and holding that the board of directors’ enactment of the Bylaw Amendments was valid as a matter of law.

On October 7, 2005, we filed a lawsuit against Owens Mortgage Investment Fund and Vestin Mortgage, Inc. for violation of certain provisions under the Intercreditor Agreement related to our commercial mortgage loan on cemetery/funeral home properties in Hawaii. We are requesting declaratory judgment that certain actions taken by Defendants constitute a breach of the Intercreditor Agreement, including the sale by Owen of its interest in the loan to Vestin, and that payments made by Vestin to Owen for accrued interest should be allocated and distributed to all parties pro rata. The outcome of this suit is unknown at this time.

In March 2005, we filed suit against Redevelopment Group V, a Pennsylvania limited liability company, for collection of a $4.7 million loan receivable. On January 31, 2006, the property collateralizing the loan was sold in a court-supervised transaction, and the net sales proceeds of $3.5 million were placed under court control. In March 2006, the court released $3.4 million of the proceeds to us, and we anticipate receiving the remaining $100,000 in the near term. We retained all of our rights and remedies under the original note agreement against the Guarantor as it relates to the deficiency arising from the sale of the loan collateral and non-performance by the borrower, including default interest, legal and other collection costs, and are pursuing collection. The outcome of such suit is unknown at this time.

On July 6, 2005, Redevelopment Group V filed a countersuit against us, which we intend to defend vigorously.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Sunset Financial Resources, Inc.

Dated: May 9, 2006	By:	/s/ Stacy M. Riffe
Stacy M. Riffe
Chief Financial Officer

Exhibit Index

Exhibit No.
2.1*	Agreement and Plan of Merger dated as of April 27, 2006, by and among Alesco Financial Trust, Jaguar Acquisition, Inc. and Sunset Financial Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by us on May 2, 2006)

3(i).1*	Second Articles of Amendment and Restatement (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

3(ii).2*	Amended Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by us on October 11, 2005)

4.1*	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004)

10.1*	Interim Management Agreement, dated as of April 27, 2006, by and between Sunset Financial Resources, Inc. and Cohen Brothers Management, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by us on May 2, 2006)

31.1**	Certification of Chief Executive Officer pursuant to Securities Act Rules 13A-14 and 15D-14

31.2**	Certification of Chief Financial Officer pursuant to Securities Act Rules 13A-14 and 15D-14

32.1***	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2***	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*	incorporated by reference
**	filed herewith
***	furnished herewith