Form 10-Q
period 2006-06-30
SUNSET FINANCIAL RESOURCES INC
filed 2006-08-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

As of August 1, 2006, there were 10,513,100 shares of common stock ($0.001 par value) of Sunset Financial Resources, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sunset Financial Resources, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Mortgage assets
Mortgage backed securities, available for sale	$468,238	$942,900
Securitized hybrid adjustable rate mortgages	149,321	160,602
Commercial mortgages	17,503	29,347

Total mortgage assets	635,062	1,132,849
Allowance for loan losses	(6,085)	(7,321)

Net mortgage assets	628,977	1,125,528
Debt securities, available for sale	49,999	—
Cash and cash equivalents	31,065	17,570
Warehouse deposits	4,500	—
Interest receivable	2,743	4,542
Fixed assets, net	361	521
Other assets	1,586	1,853
Interest rate swap agreements	12,197	12,246

Total assets	$731,428	$1,162,260

Liabilities
Reverse repurchase agreements	$565,292	$1,031,831
Junior subordinated notes due to Sunset Financial Statutory Trust I	20,619	20,619
Trust preferred obligations	35,000	—
Interest rate swap agreements	—	137
Accrued liabilities	1,954	2,676

Total liabilities	622,865	1,055,263

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 50,000,000; no shares outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000; 10,513,100 and 10,516,600 outstanding at June 30, 2006 and December 31, 2005, respectively	11	11
Additional paid in capital	119,455	119,391
Accumulated other comprehensive income (loss)	11,404	(2,998)
Accumulated deficit	(22,307)	(9,407)

Total stockholders’ equity	108,563	106,997

Total liabilities and stockholders’ equity	$731,428	$1,162,260

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and fee income	$11,433	$11,802	$24,405	$21,973
Interest expense	(8,967)	(9,031)	(18,728)	(15,730)

Net interest income	2,466	2,771	5,677	6,243
Provision for loan losses	(70)	5,722	(74)	5,798

Net interest income after provision	2,536	(2,951)	5,751	445
Net gain (loss) on sales of securities	(8,697)	8	(8,697)	8
Net gain on termination of interest rate swaps	9,616	—	9,525	—
Impairment losses on mortgage-backed securities	(13,518)	—	(13,518)	—
Operating expenses
Salaries and employee benefits	663	564	1,195	1,304
Professional fees	1,603	756	2,525	1,220
External manager fees	234	—	234	—
Other	684	830	1,376	1,579

Total operating expenses	3,184	2,150	5,330	4,103

Net loss	$(13,247)	$(5,093)	$(12,269)	$(3,650)

Basic and diluted loss per share	$(1.26)	$(0.49)	$(1.17)	$(0.35)
Weighted average basic and diluted shares	10,481	10,475	10,478	10,465

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statements of Other Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(13,247)	$(5,093)	$(12,269)	$(3,650)
Components of other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities arising during the period	(3,676)	5,886	(7,958)	(2,451)
Reclassification of realized loss on available for sale securities to earnings	8,697	—	8,697	—
Reclassification of impairment loss on available for sale securities to earnings	13,518	—	13,518	—
Net unrealized gain (loss) on hedging instruments arising during the period	4,174	(8,280)	10,687	(304)
Reclassification of realized gain on termination of hedging instruments to earnings	(9,616)	—	(9,616)	—
(Accretion) amortization of net deferred (gain) loss on terminated effective hedges	(595)	(347)	(926)	714

Comprehensive income (loss)	$(745)	$(7,834)	$2,133	$(5,691)

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at January 1, 2006	10,517	$11	$119,391	$(2,998)	$(9,407)	$106,997

Share-based compensation expense under stock plans	(1)	—	76			76
Costs associated with issuance of common stock			(12)			(12)

Unrealized net gain on cash flow hedges				9,671		9,671
Unrealized net deferred gain on terminated effective cash flow hedges				1,016		1,016
Reclassification of realized gain on terminated hedges to earnings				(9,616)		(9,616)

Accretion of net deferred gain on terminated effective cash flow hedges				(926)		(926)

Unrealized net loss on available for sale securities				(7,958)		(7,958)

Reclassification of realized loss on available for sale securities to earnings				8,697		8,697
Impairment on available for sale securities				13,518		13,518
Dividends declared of $0.03 per share					(631)	(631)
Net loss					(12,269)	(12,269)

Balance at June 30, 2006	10,516	$11	$119,455	$11,404	$(22,307)	$108,563

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(12,269)	$(3,650)
Adjustment to reconcile net loss to net cash provided from operations:
Share-based compensation expense	76	111
Provision for credit losses	(74)	5,798
Depreciation and amortization of fixed assets	160	182
Amortization of premium/discount, deferred offering and securitization costs	817	1,476
Amortization of net deferred hedge gain	(926)	(312)
Change in value of free-standing derivative	(33)	—
Net gain on termination of derivative instruments	(9,525)	—
Loss on sale of available for sale securities	8,697	—
Impairment loss on available for sale securities	13,518	—
Decrease (increase) in interest receivable	1,799	(1,597)
Decrease (increase) in other assets	256	(14,998)
(Decrease) increase in accrued liabilities	(722)	882

Net cash provided by (used in) operating activities	1,774	(12,108)

Cash flows from investing activities:
Purchases of available for sale securities	(14,999)	(408,020)
Principal payments on available for sale securities	107,299	90,048
Proceeds from sales of available for sale securities	358,446	32,324
Purchases/funding of loans and securitized loans	(1,109)	(10,079)
Principal payments on loans	23,225	45,123
Funding on warehouse deposits	(4,500)	—
Purchase of fixed assets	—	(9)

Net cash provided by (used in) investing activities	468,362	(250,613)

Cash flows from financing activities:
Net (payments) borrowings from reverse repurchase agreements	(466,539)	241,163
Net (payments) on whole loan financing facilities	—	(9,718)
Net proceeds from issuance of junior subordinated notes	—	19,332
Net proceeds from swap terminations	10,541	1,027
Costs associated with issuance of common stock	(12)	—
Dividends paid on common stock	(631)	(3,981)

Net cash (used in) provided by financing activities	(456,641)	247,823

Net increase (decrease) in cash	13,495	(14,898)
Cash and cash equivalents at the beginning of the period	17,570	25,700

Cash and cash equivalents at the end of the period	$31,065	$10,802

Supplemental disclosure:
Interest paid during the period	$23,373	$12,522
Non-cash investing and financing activities:
Investment in unconsolidated subsidiary with subordinated note	$—	$619

See accompanying notes to consolidated financial statements.

Sunset Financial Resources, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Organization

Sunset Financial Resources, Inc. was incorporated in Maryland on October 6, 2003, and completed its initial public offering of common stock on March 17, 2004. We elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. We had limited operations until receiving the proceeds from our initial public offering, at which time we began executing the business strategy of investing in residential mortgage related securities and commercial bridge loans. On April 27, 2006, we announced our decision to merge with Alesco Financial Trust (Alesco), subject to stockholder approval, and to enter into a management agreement with Cohen Brothers Management, LLC (Cohen). Under the operating guidelines of the management agreement, we are redeploying our assets into investments consistent with the investment strategy of the combined company, including collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) and similar securitized obligations, which are collateralized by mortgage loans and other real estate-related senior and subordinated debt securities, residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS), subordinated debt financings primarily in the form of trust preferred securities issued by banks and insurance companies (TruPS), and leveraged loans to small and mid-sized companies.

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

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 2006, the consolidated results of our operations and comprehensive operations for the three and six months ended June 30, 2006 and 2005, the consolidated statement of stockholders’ equity for the six months ended June 30, 2006 and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and majority-owned and/or controlled subsidiaries.

Under our revised investment strategy, we obtain an explicit or implicit interest in other entities. In each case, we evaluate the entity to determine if the entity is a variable interest entity (VIE), and, if so, whether we are deemed to be the primary beneficiary of the VIE, in accordance with Financial Accounting Standard Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). We consolidate VIEs, including CDO and CLO entities, of which we are deemed to be the primary beneficiary or non-VIEs which we control. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining the primary beneficiary of a VIE, we consider our aggregate explicit and implicit variable interests as a single variable interest. If our single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, we are considered the primary beneficiary of the VIE. We reconsider our determination of whether an entity is a VIE and whether we are the primary beneficiary of such VIE if certain events occur.

We have determined that certain special purpose trusts formed by issuers of TruPS to issue such securities are VIEs (Trust VIEs), and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary. In some instances, we are the primary beneficiary of the Trust VIEs because we hold, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIEs are initially financed directly by CDOs or through our warehouse facilities. Under the warehouse agreements, we deposit cash collateral with an investment bank and bear the first dollar risk of loss, up to the collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes us to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by the sponsors of the Trust VIEs in exchange for the TruPS proceeds. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIE, are included in our financial statements as available for sale debt securities, and the related liabilities are reflected as trust preferred obligations. Pursuant to Emerging Issues Task Force Issue No. 85-1, “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs, are recorded net of the common equity securities issued.

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

Warehouse Deposits and Off-Balance Sheet Arrangements

Warehouse deposits represent amounts held as collateral by providers, typically investment banks, of warehouse facilities. During the accumulation period, the warehouse providers fund investments, and our collateral deposits bear the first dollar risk of loss, up to the collateral amount, if an investment is liquidated from the warehouse facility at a loss.

These warehouse financing arrangements are accounted for as off-balance sheet arrangements. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse provider and, as a result, we bear the first dollar risk of loss up to the warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because our risk of loss is generally limited to the cash held as collateral by the warehouse providers. However, since we hold an implicit variable interest in certain entities funded under our warehouse facilities, we may be required to consolidate the Trust VIEs while the TruPS they issue are held on the warehouse facilities.

Prior to the completion of a CDO securitization that is collateralized by TruPS, warehouse providers acquire investments in accordance with the terms of the warehouse facilities. We receive the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. The net difference earned from these warehouse facilities is considered a free-standing derivative and is recorded at fair value in the financial statements. Changes in fair value are reflected in earnings in the respective period.

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

Debt Securities

We account for our investment in debt securities under SFAS 115, and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of the investments is based primarily on quoted market prices from independent pricing sources when available for actively traded securities or discounted cash flow analyses developed by management using current interest rates and other market data for securities without an active market. Our estimate of fair value is subject to a high degree of variability based upon market conditions and our assumptions. Upon the sale of an available-for-sale security, the realized gain or loss is computed on a specific identification basis and will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

We account for our investments in subordinated debentures owned by Trust VIEs that we consolidate as available-for-sale securities. The subordinated debentures are classified as available-for-sale due to the ability of the investment bank financing the warehouse agreement to transfer TruPS during the warehouse period or the Company’s ability to exit the warehouse facility agreement, either of which could result in a deconsolidation event. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debenture’s maturity.

In accordance with SFAS No. 115, we account for our investments in the preference shares of CDO or CLO structures, which we are not determined to be the primary beneficiary under FIN 46R, as debt securities classified as available-for-sale. These investments represent retained interests in securitizations that can be contractually prepaid or otherwise settled in such a way that the holder may not recover substantially all of its recorded investment.

Other-than-Temporary Impairment

We use judgment in evaluating securities for other-than-temporary impairment. Generally, securities that have been in a continuous loss position may be evaluated for other-than-temporary impairment. However, other factors, such as government-sponsored agency guarantees, credit risk, the financial condition of the related entity and our ability and intent to hold investments until a forecasted recovery of fair value, are also considered in the evaluation. If we determine that an investment carried at amortized cost has sustained an other-than-temporary decline in its value, the asset is written down to its fair value by a charge to earnings, and a new cost basis is established for the investment. If a security that is available for sale sustains an other-than-temporary impairment, the identified impairment is reclassified from accumulated other comprehensive income (loss) to earnings, thereby establishing a new cost basis.

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

Should a counterparty decide not to renew a repurchase agreement at maturity, we must either refinance elsewhere or be in a position to satisfy this obligation. To mitigate risk, we enter into repurchase agreements only with investment grade institutions.

Derivative Instruments

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

We utilize regression analysis comparing the change in the LIBOR floating leg of our interest rate swaps to the changes in cost of our short term borrowing program. Effectiveness is measured by an R2 of between 0.80 and 1.25. (R2 represents the strength of the relationship between two variables.) Any ineffectiveness, or over hedging, is recognized in interest expense. If an effective hedge is terminated, the resulting gain or loss is deferred and recognized over the remaining term of the hedge as a component of interest expense. If the anticipated short term borrowings being hedged are no longer expected to occur, we will discontinue hedge accounting. At June 30, 2006, all of our interest rate swaps were designated as cash flow hedges.

We maintain warehouse financing arrangements with various investment banks that are accounted for as off-balance sheet arrangements. Prior to the completion of a CDO securitization that is collateralized by TruPS, warehouse providers acquire investments in accordance with the terms of the warehouse facilities. We receive the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. The net difference earned from these warehouse facilities is considered a free-standing derivative and is recorded at fair value in the financial statements. Changes in fair value are reflected in earnings in the respective period.

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

Interest income from investments in debt securities is recognized over the estimated life of the underlying financial instruments on a yield to maturity basis.

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

We maintain taxable REIT subsidiaries which are subject to U.S. Federal, state and local income taxes. When necessary, current and deferred taxes are provided for the earnings related to our domestic taxable REIT subsidiaries.

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

Concentrations of Credit Risk

Our investments are concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. However, we mitigate this credit risk by holding securities that are either guaranteed by government or government-sponsored agencies or have actual or implied AAA credit ratings. At June 30, 2006, 73.8% of our residential securities, including securitized loans, as measured by fair value, were agency-guaranteed.

We also have investments in commercial bridge loans, which are collateralized with real estate. We periodically evaluate collateral adequacy, and any shortage is reviewed for impairment. We have not entered into any new commercial loans since July 2005.

Our new target asset classes are in investments collateralized by leveraged loans to small and midsized companies, subordinated debt financings primarily in the form of trust preferred securities issued by banks and insurance companies, as well as residential and commercial mortgage related assets. At the balance sheet date, we did not have a significant concentration of credit risk within any of our new target asset classes.

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

Note 3 – Mortgage Assets

Mortgage-Backed Securities

At June 30, 2006 and December 31, 2005, our mortgage-backed securities were classified as available-for-sale and carried at estimated fair value which was determined based on the average of third-party broker quotes received. During the quarter ended June 30, 2006 we sold securities with an amortized cost of $367.1 million for cash proceeds (fair value) of $358.4 million. The realized loss of $8.7 million, which was historically captured as a component of other comprehensive income, was reflected in the income statement for the period ended June 30, 2006. The cash proceeds after repayment of related financings was redeployed into our new target asset classes.

The following table presents the components of our mortgage-backed securities portfolio:

(in thousands)	June 30, 2006			December 31, 2005
	Agency Securities	Non Agency Securities	Total	Agency Securities	Non Agency Securities	Total
Par value	$459,344	$18,655	$477,999	$653,711	$297,189	$950,900
Unamortized premium	5,143	145	5,288	6,915	1,960	8,875
Unamortized discount	(1,040)	—	(1,040)	(1,687)	(440)	(2,127)
Other-than-temporary impairment	(12,855)	(663)	(13,518)	—	—	—

Amortized cost	450,592	18,137	468,729	658,939	298,709	957,648
Gross unrealized gains	—	—	—	—	2	2
Gross unrealized losses	(491)	—	(491)	(10,034)	(4,716)	(14,750)

Estimated fair value	$450,101	$18,137	$468,238	$648,905	$293,995	$942,900

Each quarter we review our securities to determine whether a decline in fair value below our amortized cost basis is other than temporary, as defined in SFAS 115. At June 30, 2006, we concluded that unrealized losses on certain of our mortgage-backed securities represented other-than-temporary impairments since we did not intend to hold these securities for a period of time sufficient to allow for recovery in fair value. Accordingly, we reclassified impairment losses of $13.5 million on these securities from accumulated other comprehensive income (loss) to earnings at June 30, 2006. In July 2006, these securities, with an amortized cost and fair value at June 30, 2006 of $464.2 million and 450.7 million, respectively, were sold.

The remaining unrealized losses at June 30, 2006, of $491,000 related to 11 agency securities with an amortized cost basis of 18.0 million. Of these remaining unrealized losses, we do not believe they represent, individually or in the aggregate as of June 30, 2006, other-than-temporary impairments. The unrealized losses are primarily a result of changes in interest rates and will not prohibit us from receiving our contractual interest and principal payments. We have the ability to hold these securities for a period necessary to recover the amortized cost and, at June 30, 2006, had not determined a timeframe, if any, for the disposition of these securities.

The following table reflects the par value of the portfolio by remaining fixed interest periods for the investment securities portfolio at June 30, 2006. The floating rate mortgage-backed securities are backed by loans indexed off one-month LIBOR and the 12-month Moving Treasury Average Index.

	Agency Securities		Non-Agency Securities
Interest reset profile (in thousands)	Par Value	Avg. Months to Reset	Par Value	Avg. Months to Reset
Floating	$12,938	1	$—	—
Less than 36 months	18,944	19	—	—
36 – 60 months	370,415	40	18,655	39
61 – 84 months	57,047	74	—	—

Total	$459,344	43	$18,655	39

Securitized Mortgage Loans

At June 30, 2006 and December 31, 2005, our securitized residential mortgage loans were carried at historical cost, net of unamortized premium or discount and fees. The balances by original fixed period are summarized in the following table:

Initial Fixed Term (in thousands)	June 30, 2006			December 31, 2005
	Loan Balance	Premium	Book Value	Loan Balance	Premium	Book Value
3 year fixed	$4,410	$134	$4,544	$4,893	$149	$5,042
5 year fixed	47,830	1,333	49,163	53,550	1,492	55,042
7 year fixed (and other)	95,033	391	95,424	99,867	446	100,313

	$147,273	$1,858	$149,131	$158,310	$2,087	$160,397
Deferred loan cost	—	190	190	—	205	205

Total balance	$147,273	$2,048	$149,321	$158,310	$2,292	$160,602

The fair value of the securitized mortgage loans at June 30, 2006 was $141.9 million. The difference between fair value and book value represents unrealized losses as a result of increases in interest rates, and will not prohibit us from receiving our contractual interest and principal payments.

At June 30, 2006, the average months to reset for the 3-, 5- and 7-year categories were 7, 30 and 59 months, respectively. The securitized loan portfolio as a whole had an average remaining fixed period of 46 months.

At June 30, 2006, two loans totaling $2.0 million, or 1.4% of the securitized loan balance, were 30 days past due in the residential loan portfolio, one loan for $221,000, or 0.15% of the securitized loan balance, was 180 days past due and in foreclosure, and one loan for $67,000 was in bankruptcy. At December 31, 2005, two loans totaling $600,000 (including the $221,000 loan referenced above), or 0.38% of the securitized loan balance, were 30 days past due, and one loan for $68,000 was in bankruptcy.

Commercial Mortgage Loans

Our commercial loans are carried on the balance sheet at historical cost, which, net of allowance for loan losses, approximates fair value, and are summarized as follows (in thousands):

Type of Property	Interest Rate	Location	Participation	Maturity	June 30, 2006	December 31, 2005
Resort development (Peerless)	13%	NC	No	Matured	$11,745	$16,647
Cemetery/funeral home (Rightstar)	10%	HI	Yes	Matured	5,658	5,658
Multi-sport facility (Coliseum)	12%	NJ	No	Matured	100	4,700
Retail development	11%	FL	No	Paid	—	2,739

					17,503	29,744
Deferred fees					(—)	(397)

Commercial mortgage balance					$17,503	$29,347

Allowance for Loan Losses

We evaluate commercial loans for possible impairment under SFAS No. 114. The following is a discussion of each loan with a remaining principal balance at June 30, 2006:

Rightstar Cemetery/Funeral Home. We have a participation interest (approximately 20%) in a loan collateralized by cemetery/funeral home properties in Hawaii. This loan has been in default since 2004, and during the second quarter of 2005, we determined that the loan was impaired and that the loan should be reserved in full. At June 30, 2006, the loan continued to be fully impaired. For the six months ended June 30, 2006, no interest income was recorded on this loan.

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

Coliseum Sport Facility. The Coliseum loan went into default during the first quarter of 2005, a court-ordered receiver was put in place and we were allowed to market the property for sale. On November 4, 2005, we received a signed contract for sale, subject to court approval. Using the contracted price, and accounting for carrying costs, commission and other transactions costs, we concluded that the net realizable value of the collateral securing the loan was less than the carrying value of the loan, and an impairment charge of $1.2 million was required for the period ended September 30, 2005. On January 31, 2006, the collateral was sold for net proceeds of $3.5 million, which approximated our loan balance. In March 2006, $3.4 million of the proceeds was released to us. The remaining $100,000 is still under court control; however, we anticipate that this balance will be released to us following mediation procedures. Although the collateral was sold, we retained all our rights and remedies under the original note agreement against the Guarantor as it relates to the deficiency arising from the sale of the loan collateral, including interest and legal fees and are pursuing collection of this deficiency.

Peerless Resort Development. The Peerless loan, which is collateralized by a development to consist of approximately 900 residential lots, matured on June 7, 2006, at which time all outstanding principal and interest became due and payable. While the borrowers made substantial progress on reducing the principal balance by $4.9 million during the six months ended June 30, 2006, they were unable to pay the loan in full at maturity, and we gave the borrowers notice of default.

At June 30, 2006, we assessed the loan for impairment and concluded that the net realizable value of the collateral securing the loan exceeded the loan balance, including accrued interest of $152,000, and no impairment charge was required. The borrowers continue to develop the property and are beginning to market the lots for sale to potential home owners. Discussions with the borrowers are ongoing regarding the status of the development and the plans for repayment of the loan balance.

In addition to a specific review of each commercial loan, we provide for loan losses by making a general assessment of the overall loan portfolio. Based on our review for the period ended June 30, 2006, we reduced the general assessment by $70,000.

Note 4 – Debt Securities

Our investment in debt securities at June 30, 2006, included the purchase, for $15.0 million, of 46% of the preferred equity, which is characterized as debt, of an entity that issues loan obligations which are collateralized by leveraged loans.

Under FIN 46R, we are required to consolidate the subordinated debentures of the Trust VIEs of which we are determined to be the primary beneficiary. We have consolidated $35.0 million of subordinated debentures issued by Trust VIE’s as of June 30, 2006.

These debt securities are classified as available for sale, and at June 30, 2006, the carrying value approximated fair value.

Note 5 – Hedging

As of June 30, 2006, we had a portion of our interest rate risk hedged with interest rate swaps (designated as cash flow hedges), which also extended the duration of our short term borrowings. Total notional outstanding at June 30, 2006 was $407.1 million with a fair market value of $12.2 million maturing as follows:

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$—	—%
Maturing between one and two years	30,000	4.29
Maturing between two and three years	10,000	4.20
Maturing between three and five years	367,100	4.63

Total	$407,100	4.59%

As of June 30, 2006, no swaps were in a loss position and 10 swaps were in a gain position totaling $12.2 million. We have counterparty credit risk related to the swaps in a gain position. At June 30, 2006, our maximum net credit exposure to a single counterparty was $4.8 million. To mitigate this risk, we only enter into swap transactions with investment grade institutions. Additionally, at June 30, 2006, one counterparty had posted collateral with us with a fair value of $2.4 million.

During the quarter ended June 30, 2006, swaps with a notional balance of $536.6 million were terminated. Of these, notional of $13.0 million were terminated in the ordinary course of business at a gain of $135,000, which was deferred and will be amortized into interest expense over the remaining original term of the swap. The remaining notional of $523.6 million was terminated in conjunction with the sale of securities and repayment of reverse repurchase agreements. Since this transaction was part of our strategy to redeploy our assets into other target assets, it is probable that the forecasted transactions (variable rate interest payments) that were hedged with these swaps will not occur; therefore, the gain on the termination of these swaps of $9.6 million was recorded directly to earnings. During the quarter ended March 31, 2006, swaps with a notional balance of $117.7 million were de-designated as cash flow hedges, and subsequently terminated on March 30, 2006. At the time of de-designation, the swaps were in an unrealized gain position of $881,000, which will be accreted into interest expense over the remaining term of the swaps. From the time of de-designation through the termination of the swaps, the market value of the swaps declined by $91,000, and such loss was recorded directly to earnings.

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

The trust preferred securities and the subordinated notes bear interest at 90-day LIBOR plus 4.15% (approximately 9.11% at June 30, 2006), payable quarterly in arrears, and generally may not be redeemed prior to March 30, 2010. The maturity date of subordinated notes is March 30, 2035.

The Preferred Trust is a variable interest entity pursuant to FIN No. 46(R) because the holders of the equity investment at risk do not have adequate decision making ability over the Preferred Trust’s activities. Because our investment in the Preferred Trust’s common securities was financed directly by the Preferred Trust as a result of its loan of the proceeds to us, that investment is not considered to be an equity investment at risk pursuant to FIN No. 46(R), and we are not the primary beneficiary of the Preferred Trust. Therefore, the financial statements of the Preferred Trust are not consolidated with our financial statements, and our financial statements present the subordinated notes issued to the Preferred Trust as a liability, and the investment in the Preferred Trust as an asset. As of June 30, 2006, no event had occurred that might have a significant adverse effect on the carrying value of the our $619,000 investment in the Preferred Trust.

Reverse Repurchase Agreements

We have arrangements to enter into reverse repurchase agreements with 14 financial institutions under facilities totaling $2.5 billion. Outstanding at June 30, 2006 was $565.3 million with a weighted average rate of 5.29% and a weighted average remaining maturity of 24 days. Actual maturity dates ranged from July to September 2006. Securities and securitized loans pledged as collateral on the reverse repurchase agreements had a carrying value and fair value of $610.1 million and $589.4 million, respectively, as of June 30, 2006.

As of June 30, 2006, we had amounts outstanding under repurchase agreements with eight lenders with a maximum net exposure (the difference between the amount loaned to us and the estimated fair value of the security pledged by us as collateral) of $24.2 million to all eight lenders, of which 66.9% was with two counterparties.

The following table summarizes the maturities of our reverse repurchase agreements (in thousands):

Maturing	June 30, 2006	December 31, 2005
Overnight	$—	$—
Within 30 days	292,820	423,860
30 to 90 days	44,427	128,948
Over 90 days	228,045	479,023

Total	$565,292	$1,031,831

Note 7 – Stockholders’ Equity

During the six-months ended June 30, 2006, there were no awards of restricted stock or stock options, 9,667 shares of restricted stock vested and 3,500 shares of restricted stock were forfeited. For the three- and six-month periods ended June 30, 2006, compensation expense of $25,000 and $76,000, respectively, was recognized related to previously issued restricted stock and stock options. For the three- and six-month periods ended June 30, 2005, compensation expense of $35,000 and $111,000, respectively, was recognized related to previously issued restricted stock and stock options.

Accumulated other comprehensive loss at June 30, 2006 consisted of $491,000 accumulated loss related to the mark to market of available-for-sale investment securities, $12.2 million accumulated gain related to the mark to market of interest rate swaps, and $269,000 accumulated net deferred loss on terminated effective cash flow hedges.

Note 8 – Earnings per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and restricted stock. A reconciliation of the basic and diluted weighted average shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2006	2005	2006	2005
Net loss allocable to common stockholders	$(13,247)	$(5,093)	$(12,269)	$(3,650)

Weighted average common shares outstanding (basic)	10,481	10,475	10,478	10,465
Assumed shares issued under treasury stock method for stock options and restricted stock	—	—	—	—

Adjusted weighted average common shares outstanding (diluted)	10,481	10,475	10,478	10,465

Basic and diluted net loss per common share	$(1.26)	$(0.49)	$(1.17)	$(0.35)
Antidilutive common stock equivalents excluded:
Common stock options and restricted stock	141	272	141	272
Common stock warrants	233	233	233	233

Note 9 – Income Taxes

We elected to be taxed as a REIT commencing with the tax year ended December 31, 2004. In order to maintain our qualification as a REIT, we are required to distribute dividends to our stockholders in an amount at least equal to 90% of our REIT taxable income. For each of the first and second quarters of 2006, we declared and paid dividends of $315,000, or $0.03 per common share.

The schedule below is provided to reconcile GAAP net income to estimated taxable income for the six-month period ended June 30, 2006:

(in thousands)	Total
GAAP net income	$(12,269)
Charge-off against loan loss provision	(1,166)
Capital loss carryover	1,166
Impairment on securities	13,518
Capital loss on sale of securities	8,697
Capitalized transaction-related costs	975
Non-accrued interest income on commercial loans	69
Stock based compensation	10
Other	71

Estimated taxable income	$11,071

Note 10 – Commitments and Contingencies

In the event our merger transaction with Alesco is consummated, compensation of $1.3 million will be due to our bankers. Additionally, compensation pursuant to the terms of certain employment and separation agreements totaling $1.7 million will be due.

In the event the merger transaction is not consummated, under certain circumstances outlined in the merger agreement we would be required to pay Alesco a break-up fee of $3.3 million.

We are a party to various legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Note 11 – Management Agreement

On April 27, 2006, we entered into a management agreement with Cohen under which Cohen assists us in the implementation of the investment strategy outlined in the agreement, subject to approval by our board of directors. The agreement is in effect until 90 days after the earlier of (i) the date on which the merger with Alesco is consummated and (ii) the date of termination of the merger agreement. Under certain circumstances in the event the merger agreement is terminated, we shall have the option, during the 90-day period following a termination event, to retain Cohen as manager. During the term of the agreement, we pay the manager a base management fee monthly in arrears, calculated as 1/12th of equity (adjusted for transaction-related expenses) multiplied by 1.5%. For the period ended June 30, 2006, fees for manager services totaled $234,000.

If the merger agreement is terminated (i) by Alesco due to our breach or failure to perform in any material respect in our representations, warranties or covenants contained in the merger agreement and we are unable to satisfy the condition by a certain date, or (ii) by either Alesco or us if the consummation of the merger shall not have occurred on or before October 31, 2006, subject to certain provisions, then we shall pay to Cohen a termination fee equal to the amount of three times the annualized base management fee.

Note 12 – Subsequent Events

Asset Redeployment

During July 2006, we sold mortgage-backed securities with a carrying value and fair value at June 30, 2006, of $464.2 million and $450.7 million, respectively, repaid $433.3 million of reverse repurchase agreements and terminated $292.1 million notional of interest rate swaps with a fair value at June 30, 2006 of $8.9 million. Upon sale of the securities, we realized a loss of $13.5 million, which was recorded as an impairment loss at June 30, 2006. Additionally, upon termination of the hedges, a gain of $8.9 million, equal to the fair value of the hedges, was realized.

The net proceeds from this series of transactions of approximately $26.3 million, combined with cash on hand, were used to purchase, for $30.0 million, the preferred equity of an entity that funds debt obligations collateralized by mortgage-related assets. The remaining carrying value and fair value of our residential mortgage-related securities after this sale was approximately $167.2 million and $159.5 million, respectively. The remaining notional of reverse repurchase agreements and interest rate swap agreements was $132.0 million and $115.0 million, respectively.

Separation Agreement

On July 12, 2006, the Company and George O. Deehan entered into a Separation Agreement and General Release, pursuant to which Mr. Deehan resigned his position as our Chief Executive Officer and director, effective July 14, 2006.

Under terms of the Separation Agreement, we agreed to pay Mr. Deehan a gross amount of $550,000, less applicable taxes and lawful deductions, payable in 12 equal installments. Mr. Deehan was previously granted non-qualified stock options to purchase 5,000 shares of our common stock, with an exercise price of $9.77 per share. All these options have vested and must be exercised on or before August 13, 2006 or will be forfeited. We had also previously made two grants of shares of restricted stock to Mr. Deehan. The first grant for 2,000 shares has fully vested and, pursuant to the terms of the Separation Agreement, the other 5,000 shares fully vested as of the date of the Separation Agreement. We and Mr. Deehan agreed that neither shall have any further liabilities, rights, duties or obligations to the other party in connection with Mr. Deehan’s employment with the Company, and both the Company and Mr. Deehan released the other from any other claims, subject to certain exceptions. Compensation expense awarded under the Separation Agreement will be recorded in the financial statements in full in July 2006.

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

Forward Looking Statements

Certain statements contained in the Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, constitute “forward-looking statements” within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. These risks include our failure to successfully execute our business plan, our inability to gain access to additional financing, the limited availability of additional loan portfolios for future acquisition, our failure to maintain REIT status, the cost of capital, as well as the additional risks and uncertainties detailed in our periodic reports and registration statements filed with the SEC. We disclaim any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

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

In October 2005, the special committee of our board of directors engaged Banc of America Securities LLC to perform a review of our business plan and to advise the special committee regarding exploring other alternatives to maximize shareholder value. On April 27, 2006, after an extensive analysis of our strategic alternatives, we entered into a definitive agreement, subject to stockholder approval, to merge with Alesco Financial Trust (Alesco), a specialty finance REIT based in Philadelphia, Pennsylvania.

Concurrent with signing the merger agreement, we also entered into an interim management agreement with Cohen Brothers Management, LLC (Cohen), the external manager of Alesco. Under terms of this agreement, effective immediately, Cohen began assisting us in redeploying our assets into the following target asset classes, subject to oversight by our board of directors:

•	Mortgage loans and other real estate related senior and subordinated debt, residential mortgage-backed securities, and commercial mortgage-backed securities;

•	Subordinated debt financings originated by Cohen or third parties, primarily in the form of trust preferred securities issued by banks, bank holding companies and insurance companies, and surplus notes issued by insurance companies; and

•	Leveraged loans made to small and mid-sized companies in a variety of industries characterized by relatively low volatility and overall leverage, including the consumer products and manufacturing industries.

The redeployment of our assets began in May 2006, and will continue over the next few months as investment opportunities in these new target asset classes arise. By implementing this revised strategy, we are moving our existing assets into what we believe will be higher yielding investments, which we anticipate will provide improved financial results.

Alesco, a specialty finance REIT, completed a $111 million Rule 144A equity offering in January 2006 and, as of March 31, 2006, had approximately $2.2 billion in assets. Cohen, a leading asset management firm based in Philadelphia, Pennsylvania, currently has approximately $17.0 billion in assets under management, including over $7.0 billion in trust preferred securities issued by banks and insurance companies. Cohen is a market leader in trust preferred securities to these sectors, with an estimated 35% market share.

A summary of our second quarter activities follows:

•	Entered into an interim management agreement with Cohen.

•	Began redeploying our residential portfolio:

•	Sold mortgage-backed securities with a fair value of $358.4 million;

•	Paid off reverse repurchase agreements with a notional of $408.3 million;

•	Terminated interest rate swaps with a notional of $536.6 million; and

•	Recognized a net gain on these transactions of $919,000, comprised of a loss on the sale of the securities of $8.7 million offset by a gain on the termination of swaps of $9.6 million. The losses on the securities sales and the gains on the hedge terminations were historically reflected in other comprehensive income, and were reclassified into income upon the sale and termination transactions.

•	Planned for additional asset redeployment during the third quarter:

•	Identified mortgage-backed securities with an amortized cost and fair value of $464.2 million and $450.7 million, respectively, for sale in July. Because we had these securities identified for sale at June 30, 2006, and therefore would not be able to hold the securities for a time sufficient to recover the unrealized losses, under SFAS 115, any unrealized losses on these securities as of June 30, 2006, were considered to be other-than-temporary in nature, and the securities were therefore considered impaired. Accordingly, while the losses were not realized until July 2006, under SFAS 115 we were required to reclassify the impairment charge of $13.5 million from other comprehensive income to the income statement for the period ending June 30, 2006;

•	Identified reverse repurchase agreement with a notional of $433.3 for repayment in July; and

•	Identified swaps with a notional of $292.1 million and a fair value of $8.9 million for termination in July. While in economic terms the gain on the termination of the swaps in July offset some of the loss incurred on the sale of the securities in July, as stated above, the loss on the securities was recognized as an impairment in the income statement for the period ended June 30, 2006, while the gain on the termination of the swaps will be reflected in the third quarter income statement.

•	The combined impact of our asset redeployment process through this July transaction, including securities sales and swap terminations, has resulted in a net loss of $3.7 million. This net amount represents the difference between the amortized cost and fair value of the securities sold, combined with the fair value of the interest rate swaps at the date of termination, which, prior to sale and termination, were reflected as mark-to-market adjustments in other comprehensive income.

•	Entered into investments as outlined in the interim management agreement:

•	Deposited $4.5 million on a warehouse line of credit, which funds investments in trust preferred securities; and

•	Purchased, for $15.0 million, 46% of the preferred equity of an entity that issues loan obligations which are collateralized by leveraged loans.

•	Reduced the principal balance of our commercial mortgage loans by $4.0 million.

During the first quarter of 2006, the Federal Reserve continued its tightening by raising the short term borrowing rate (the Federal Funds Target Rate) to 5.25%. On June 30, 2004, the Federal Reserve began a series of Federal Funds Target

Rate increases, which have resulted in the Federal Funds Target Rate increasing from 1.00% at June 30, 2004, to 5.25% at June 30, 2006. The following table presents various rate increases during the first quarter of 2006:

Instrument	Second-Quarter Increase	Rate at June 30, 2006
LIBOR	0.50%	5.33%
On-the run 2-year Treasury Note	0.33%	5.15%
On-the run 5-year Treasury Note	0.28%	5.09%
On-the run 10-year Treasury Note	0.29%	5.14%

The yields on our portfolio of mortgage-backed securities are affected by movements in both short and long term rates. Conversely, our reverse repurchase agreement debt carries interest rates that are set based on short-term interest rates only (the short end of the yield curve). As the effect of Federal Reserve actions are reflected in higher LIBOR rates, our funding costs increase as our repurchase agreements mature and are renewed at the then current rates. This has resulted in a tightening of the net interest spread on our residential portfolio. However, our use of interest rate swaps effectively converts a portion of our floating rate debt to fixed rate, thereby limiting our exposure to rising rates, and allowing us to maintain or improve our spreads. Additionally, prepayment speeds for our second quarter were 18 CPR, up from 17 CPR for the first quarter, but down from 22 CPR during the fourth quarter of 2005.

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

Classification of Investment Securities

Our investments in mortgage-backed and debt securities are classified as available-for-sale securities, which are carried on the balance sheet at their fair value. The classification of the securities as available-for-sale results in changes in fair value being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity, rather than immediately through earnings. If available-for-sale securities were classified as trading securities, we could experience substantially greater volatility in income or loss from period to period.

We account for our investments in subordinated debentures owned by Trust VIEs that we consolidate as available-for-sale securities. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debenture’s maturity.

In accordance with SFAS No. 115, we account for our investments in the preference shares of CDO or CLO structures, which we are not determined to be the primary beneficiary under FIN 46R, as debt securities classified as available-for-sale. These investments represent retained interests in securitizations that can be contractually prepaid or otherwise settled in such a way that the holder may not recover substantially all of its recorded investment.

Valuation of Mortgage and Debt Securities

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

Fair value of investments in debt securities is based primarily on quoted market prices from independent pricing sources when available for actively traded securities or discounted cash flow analyses developed by management using current interest rates and other market data for securities without an active market. The estimate of fair value is subject to a high degree of variability based upon market conditions and other assumptions.

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

Interest income from investments in debt securities is recognized over the estimated life of the underlying financial instruments on a yield-to-maturity basis.

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

Accounting for Derivative Instruments and Hedging Activities

We enter into derivative financial instruments as a means of mitigating our interest rate risk on forecasted interest expense. All derivative financial instruments, including certain derivative instruments embedded in other contracts, are carried on the balance sheet as assets or liabilities at fair value as required by SFAS No. 133.

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

Financial Condition

Net assets (total assets less liabilities) were $108.6 million at June 30, 2006, down $1.0 million from March 31, 2006 and up $1.6 million from December 31, 2005. During the quarter ended June 30, 2006, we began redeploying our residential mortgage assets into new asset classes as outlined in our management agreement. Mortgage assets with a fair value of $358.4 million were sold, and the net cash proceeds after repayment of associated reverse repurchase agreements, were invested in new assets classes. Total assets at June 30, 2006, were $731.4 million, and were comprised of residential mortgage-related assets, commercial bridge loans and investments in new target assets, including a warehouse line for issuance of TruPS and a preferred equity investment in a CLO entity.

Residential Mortgage Assets

At June 30, 2006, our residential assets were comprised of $468.2 million of mortgage backed available for sale securities and $149.3 million remaining balance of purchased loans that were securitized in 2004 and carried at amortized cost.

The mortgage backed securities portfolio consists of AAA rated securities and agency securities that are issued or guaranteed by an agency of the U.S. government. Other characteristics of these securities at June 30, 2006 and December 31, 2005 are outlined in the following table:

	June 30, 2006			December 31, 2005
(in thousands)	Agency Securities	Non Agency Securities	Total	Agency Securities	Non Agency Securities	Total
Par value	$459,344	$18,655	$477,999	$653,711	$297,189	$950,900
Unamortized premium	5,143	145	5,288	6,915	1,960	8,875
Unamortized discount	(1,040)	—	(1,040)	(1,687)	(440)	(2,127)
Other-than-temporary impairment	(12,855)	(663)	(13,518)	—	—	—

Amortized cost	450,592	18,137	468,729	658,939	298,709	957,648
Gross unrealized gains	—	—	—	—	2	2
Gross unrealized losses	(491)	—	(491)	(10,034)	(4,716)	(14,750)

Estimated fair value	$450,101	$18,137	$468,238	$648,905	$293,995	$942,900

At June 30, 2006, the agency securities had a weighted average coupon of 4.68% with an average of 43 months to reset, and the non-agency securities had a weighted average coupon of 4.70% with an average of 39 months to reset.

Each quarter we review our securities to determine whether a decline in fair value below our amortized cost basis is other than temporary, as defined in SFAS 115. At June 30, 2006, we concluded that unrealized losses on certain of our mortgage-backed securities represented other-than-temporary impairments since we did not intend to hold these securities for a period of time sufficient to allow for recovery in fair value. Accordingly, we reclassified impairment losses of $13.5 million on these securities from accumulated other comprehensive income (loss) to earnings at June 30, 2006. In July 2006, these securities, with an amortized cost and fair value at June 30, 2006 of $464.2 million and 450.7 million, respectively, were sold.

The remaining unrealized losses at June 30, 2006, of $491,000 related to 11 agency securities with an amortized cost basis of 18.0 million. Of these remaining unrealized losses, we do not believe they represent, individually or in the aggregate as of June 30, 2006, other-than-temporary impairments. The unrealized losses are primarily a result of changes in interest rates and will not prohibit us from receiving our contractual interest and principal payments. We have the ability to hold these securities for a period necessary to recover the amortized cost and, at June 30, 2006, had not determined a timeframe, if any, for the disposition of these securities.

At June 30, 2006 and December 31, 2005, our residential mortgage loans, including securitized loans, consisted primarily of hybrid adjustable rate mortgages and were carried on the balance sheet at historical cost less premium amortization. The loan balances by original fixed period are summarized in the following table:

Initial Fixed Term (in thousands)	June 30, 2006			December 31, 2005
	Loan Balance	Premium	Book Value	Loan Balance	Premium	Book Value
3 year fixed	$4,410	$134	$4,544	$4,893	$149	$5,042
5 year fixed	47,830	1,333	49,163	53,550	1,492	55,042
7 year fixed (and other)	95,033	391	95,424	99,867	446	100,313

	$147,273	$1,858	$149,131	$158,310	$2,087	$160,397
Deferred loan cost	—	190	190	—	205	205

Total balance	$147,273	$2,048	$149,321	$158,310	$2,292	$160,602

The fair value of the securitized mortgage loans at June 30, 2006 was $141.9 million. The difference between fair value and book value represents unrealized losses as a result of increases in interest rates, and will not prohibit us from receiving our contractual interest and principal payments.

At June 30, 2006, the residential mortgage loans had a weighted average coupon of 4.57% with an average of 46 months to reset. Additionally, at June 30, 2006, two loans totaling $2.0 million, or 1.4% of the securitized loan balance, were 30 days past due in the residential loan portfolio, one loan for $221,000, or 0.15% of the securitized loan balance, was 180 days past due and in foreclosure, and one loan for $67,000 was in bankruptcy.

Commercial Assets

In addition to the residential loans, we have a portfolio of commercial mortgage bridge loans. These loans are carried at par, less unamortized deferred fees. The following table outlines the relevant characteristics of the commercial loans:

Type of Property	Interest Rate	Location	Participation	Maturity	June 30, 2006	December 31, 2005
Resort development (Peerless)	13%	NC	No	Matured	$11,745	$16,647
Cemetery/funeral home (Rightstar)	10%	HI	Yes	Matured	5,658	5,658
Multi-sport facility (Coliseum)	12%	NJ	No	Matured	100	4,700
Retail development	11%	FL	No	Paid	—	2,739

					17,503	29,744
Deferred fees					(—)	(397)

Commercial mortgage balance					$17,503	$29,347

We evaluate commercial loans for possible impairment under SFAS No. 114. The following is a discussion of each loan with a remaining principal balance at June 30, 2006:

Rightstar Cemetery/Funeral Home. We have a participation interest (approximately 20%) in a loan collateralized by cemetery/funeral home properties in Hawaii. This loan has been in default since 2004, and during the second quarter of 2005, we determined that the loan was impaired and that the loan should be reserved in full. At June 30, 2006, the loan continued to be fully impaired. For the six months ended June 30, 2006, no interest income was recorded on this loan.

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

Coliseum Sport Facility. The Coliseum loan went into default during the first quarter of 2005, a court-ordered receiver was put in place and we were allowed to market the property for sale. On November 4, 2005, we received a signed contract for sale, subject to court approval. Using the contracted price, and accounting for carrying costs, commission and other transactions costs, we concluded that the net realizable value of the collateral securing the loan was less than the carrying value of the loan, and an impairment charge of $1.2 million was required for the period ended September 30, 2005. On January 31, 2006, the collateral was sold for net proceeds of $3.5 million, which approximated our loan balance. In March 2006, $3.4 million of the proceeds was released to us. The remaining $100,000 is still under court control; however, we anticipate that this balance will be released to us following mediation procedures. Although the collateral was sold, we retained all our rights and remedies under the original note agreement against the Guarantor as it relates to the deficiency arising from the sale of the loan collateral, including interest and legal fees and are pursuing collection of this deficiency.

Peerless Resort Development. The Peerless loan, which is collateralized by a development to consist of approximately 900 residential lots, matured on June 7, 2006, at which time all outstanding principal and interest became due and payable. While the borrowers made substantial progress on reducing the principal balance by $4.9 million during the six months ended June 30, 2006, they were unable to pay the loan in full at maturity, and we gave the borrowers notice of default.

At June 30, 2006, we assessed the loan for impairment and concluded that the net realizable value of the collateral securing the loan exceeded the loan balance, including accrued interest of $152,000, and no impairment charge was required. The borrowers continue to develop the property and are beginning to market the lots for sale to potential home owners. Discussions with the borrowers are ongoing regarding the status of the development and the plans for repayment of the loan balance.

Allowance for Loan Losses

In addition to a specific review of each commercial loan as discussed above, we provide for loan losses by making a general assessment of the securitized loan portfolio, taking into consideration any delinquencies or bankruptcies on the underlying mortgages, as well as industry statistics on similar pools of loans. The overall provision rate and the related allowance are evaluated on a quarterly basis to insure that, in our opinion, the allowance is adequate for losses in the portfolio. A provision for loan losses is not recorded for mortgage-backed securities, which are generally rated AAA or are agency secured. These securities are carried on the balance sheet at market value and any impairment that would be deemed to be other-than-temporary would be recorded as a direct write-down of the asset. Based on our review for the period ended June 30, 2006, we reduced our general assessment by $70,000, which resulted in a remaining allowance for loan losses of $6.1 million at June 30, 2006.

Cash and Cash Equivalents

On June 30, 2006, we had $31.1 million in cash and cash equivalents. This included both interest bearing and non-interest bearing bank balances. These balances, along with the leverage available through our counterparties on our fully-paid securities, provided us with total liquidity of $50.1 million. At June 30, 2006, none of the cash or cash equivalents was pledged to support margin calls on derivatives or reverse repurchase agreements.

Debt Securities

As a part of our redeployment efforts during the current quarter, we used cash of $15.0 million to purchase 46% of the preferred equity of an entity that issues loan obligations which are collateralized by leveraged loans. At June 30, 2006, this CLO entity had collateral of $350.0 million. For the period ended June 30, 2006, we recorded dividend income on these securities of $78,000.

Also included as debt securities are subordinated debentures of the Trust VIEs of which we are deemed to be the primary beneficiary. At June 30, 2006, we consolidated $35.0 million of subordinated debentures issued by Trust VIEs, and recorded a corresponding trust preferred obligation.

Liabilities

Securities and securitized loans are financed through the use of reverse repurchase agreements. We had lines with 14 financial institutions as of June 30, 2006 totaling $2.5 billion. We had borrowings with eight institutions totaling $565.3 million in reverse repurchase agreements outstanding with an average rate of 5.29% and an average remaining maturity of 24 days.

Our borrowings generally have a shorter maturity than our assets which creates an interest rate mismatch. We use derivative instruments to extend the interest rate characteristics of our borrowings. As of June 30, 2006, we had 10 fixed-pay interest rate swaps with a notional balance of $407.1 million outstanding. These swaps are accounted for as cash flow hedges of our forecasted borrowings.

The fair market value of swaps is recorded on the balance sheet as a hedging asset or liability. All of the swaps were in a gain position, and were reflected as assets at June 30, 2006.

The maturity characteristics and average rate by maturity characteristic are shown in the following table:

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$—	—%
Maturing between one and two years	30,000	4.29
Maturing between two and three years	10,000	4.20
Maturing between three and five years	367,100	4.63

Total	$407,100	4.59%

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

The trust preferred securities and the Subordinated Notes bear interest at 90-day LIBOR plus 4.15% (approximately 9.11% at June 30, 2006) and generally may not be redeemed prior to March 30, 2010.

Off Balance Sheet Arrangements

We enter into agreements with investment banks to provide warehouse facilities for the purpose of funding investments during an accumulation period. When the warehouse funding reaches an agreed upon accumulation amount, the collateral (TruPS) is securitized and transferred to a CDO entity. To open the warehouse line, we deposit an amount on the line that bears the first dollar risk of loss, up to our deposit amount, if an investment is liquidated from the warehouse facility at a loss. Because our risk of loss is limited to the cash held as collateral by the warehouse providers, we do not consolidate the balance funded on the warehouse line. However, since we hold an implicit variable interest in certain entities funded under our warehouse facilities, we may be required to consolidate the Trust VIEs while the TruPS they issue are held on the warehouse facilities. At June 30, 2006, we had warehouse deposits totaling $4.5 million with one warehouse provider.

Results of Operations

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005

For the three months ended June 30, 2006, net loss was $13.2 million, as compared to a net loss of $5.1 million for the prior year quarter. Components of this quarter’s loss included:

•	A $13.5 million other-than-temporary impairment charge that was reclassified from other comprehensive income to earnings. The impairment represents the difference between market value and amortized cost on certain of our residential mortgage-backed securities, and such difference was historically presented as a component of other comprehensive income. However, at June 30, 2006, we had the intent to sell these securities during July 2006, and would not therefore be able to hold these securities for a time to recover the loss in value.

•	An $8.7 million loss on the sale of securities with an amortized cost of $367.1 million. These securities were sold for cash proceeds of $358.4 million in connection with the redeployment of our mortgage-backed assets into new asset classes. The loss represents the difference between amortized cost and fair value, and, prior to sale, was reflected as a component of other comprehensive income.

•	A $9.6 million gain on the termination of interest rate swap agreements with a notional balance of $523.6 million. The gain on the hedge terminations represents the market value of the swap agreements at the time of termination. Prior to termination, changes in the market value of swaps designated as cash flow hedges were reflected as a component of accumulated other comprehensive income.

Net interest income for the current quarter was $2.5 million, a decrease of $305,000 as compared to the same quarter in the preceding year. This reduction was due to a loss of $369,000, or 3.1%, in interest income as a result of a $186.5 million decrease in our average earning assets, offset by a $64,000 decrease in interest expense. The average yield on our interest earning assets less the average cost on our interest bearing liabilities (known as interest spread) increased from 67 basis points for the quarter ended June 30, 2005, to 90 basis points for the current quarter. Annualized net interest margin on average interest earning assets for the quarter was 1.1%, unchanged from the quarter ended March 31, 2006, and up slightly from 1.0% for the quarter ended June 31, 2005.

Operating expenses for the quarter totaled $3.2 million as compared to $2.2 million in the same quarter last year. This increase was almost entirely due to merger-related expenses, including legal, accounting, tax and banking fees, of approximately $1.3 million that were expensed during the quarter. While we are the acquiring entity from a legal and SEC registrant perspective, pursuant to SFAS 141, we are deemed to be the acquired entity for accounting purposes. Accordingly, costs we incur related to the merger transaction must be expensed as incurred.

The significant components of the quarter-over-quarter increase were as follows:

•	An $847,000 increase in professional fees comprised generally of (i) a $280,000 increase in legal expense related to merger-related activities and stockholder activist activities; (ii) a $91,000 increase in audit and tax expense related to the merger and filing the proxy statement; and (iii) a $477,000 increase in other professional fees, comprised primarily of $500,000 in banking fees.

•	A $99,000 increase in salaries and employee benefits due primarily to the accrual of expense related to a retention program put in place to encourage employees to stay with the Company through the consummation of the merger. To the extent employees leave prior to the consummation of the merger or being released from their responsibilities, the respective portion of this expense would be reversed. A portion of this increase in salaries expense was offset by the elimination of one executive officer position in August 2005.

•	A $234,000 expense for fees to Cohen under the external management agreement entered into on April 27, 2006.

•	A $146,000 decrease in other operating expenses due primarily to the lack of non-legal collection costs on commercial loans.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

For the six months ended June 30, 2006, net loss was $12.3 million, as compared to a net loss of $3.7 million for the prior year quarter. Of the current year loss, $13.5 million related to an other-than-temporary loss taken on the mortgage-backed securities portfolio. The securities on which this loss was taken were sold in July 2006. In connection with the redeployment of our mortgage-backed assets into new asset classes, we sold securities during the period with a carrying value of approximately $367.1 million and terminated interest rate swaps with a notional balance of $523.6 million. See further discussion of these transactions contained in the three-month presentation above.

Net interest income for the current six-month period was $5.7 million, a reduction of $566,000 as compared to the same period in the preceding year. While interest income increased $2.4 million year-over-year due to an increase of approximately 49 basis points in yield on earning assets, interest expense increase $3.0 million due to an approximate 53 basis point increase in financing costs. The average yield on our interest earning assets less the average cost on our interest bearing liabilities (known as interest spread) decreased from 86 basis points for the six months ended June 30, 2005, to 82 basis points for the current year-to-date period.

Operating expenses for the six month period ended June 30, 2006 totaled $5.3 million as compared to $4.1 million in the same period last year. As discussed above, we incurred merger-related expenses, including legal, accounting, tax and banking fees, during the period of approximately $1.3 million that were expensed pursuant to SFAS 141.

The significant components of the $1.2 million year-over-year increase were as follows:

•	A $1.3 million increase in professional fees comprised generally of (i) a $535,000 increase in legal expenses related to merger-related activities, stockholder activist activities and commercial loan collection efforts; (ii) a $604,000 increased in other professional fees comprised primarily of $500,000 in banking fees and expenses and internal audit costs related to finalizing year-end Sarbanes-Oxley efforts; and (iii) a $169,000 increase in audit and tax fees due to costs related to the filing of the merger proxy and the costs related to finalizing year-end Sarbanes-Oxley efforts.

•	A $234,000 expense for fees to Cohen under the external management agreement entered into on April 27, 2006.

•	A $109,000 decrease in salaries and employee benefits due primarily to (i) the elimination of one executive officer position in August 2006, (ii) no bonus expense for the current year, and (iii) no relocation expense for the current year. These decreases were offset in part by the accrual of expense related to a retention program put in place to entice employees to stay with the Company through the consummation of the merger. The to extent employees leave prior to the consummation of the merger or being released of their responsibilities, the respective portion of this expense would be reversed; and

•	A $203,000 decrease in other operating expenses related primarily to a reduction in directors and officers liability insurance and the lack of collection-related (non-legal) costs on commercial loans.

The following tables present average earning assets and their respective yields, along with the average borrowings and their respective costs for each of the last eight quarters (in thousands):

Quarter Ended:	Average Residential Assets	Average Commercial Assets (1)	Average Total Interest Earning Assets (3)	Average Repurchase Agreements	Average Subordinated Notes Borrowing (2)	Average Total Interest Bearing Liabilities
Jun. 30, 2006	$890,902	$19,351	$928,026	$860,712	$20,000	$880,712
Mar. 31, 2006	1,078,055	26,988	1,116,155	1,001,399	20,000	1,022,018
Dec. 31, 2005	1,079,736	29,550	1,119,736	1,003,271	20,000	1,023,890
Sept. 30, 2005	1,046,413	32,355	1,093,332	967,436	20,000	987,436
Jun. 30, 2005	1,074,277	28,850	1,114,511	992,197	20,000	1,012,197
Mar. 31, 2005	878,454	44,457	933,880	814,864	3,556	823,171
Dec. 31, 2004	754,493	52,839	815,065	691,943	—	701,938
Sept. 30, 2004	476,388	42,003	535,385	422,445	—	422,786

Quarter Ended:	Income on Residential Assets	Income on Commercial Assets	Total Income on Earning Assets (3)	Interest on Repurchase Agreements	Interest on Derivative Agreements	Interest on Subordinated Notes (2)	Total Expense on Interest Bearing Liabilities
Jun. 30, 2006	$10,405	$703	$11,433	$10,860	$(2,359)	$466	$8,967
Mar. 31, 2006	12,046	808	12,972	11,372	(1,960)	440	9,852
Dec. 31, 2005	11,474	873	12,438	10,474	(1,020)	423	9,877
Sept. 30, 2005	10,946	906	11,945	8,693	22	396	9,181
Jun. 30, 2005	11,039	692	11,802	7,611	900	362	9,031
Mar. 31, 2005	9,112	975	10,171	5,270	1,155	64	6,699
Dec. 31, 2004	8,066	1,026	9,142	3,691	1,381	—	5,347
Sept. 30, 2004	4,842	1,081	5,989	1,676	1,280	—	3,118

Quarter Ended:	Yield on Residential Assets	Yield on Commercial Assets	Total Yield on Interest Earning Assets	Cost on Repurchase Agreements	Cost/Income on Derivative Agreements	Cost on Trust Preferred	Total Cost on Interest Bearing Liabilities
Jun. 30, 2006	4.67%	14.37%	4.93%	4.99%	(1.08%)	9.22%	4.03%
Mar. 31, 2006	4.47%	11.97%	4.65%	4.54%	(0.78%)	8.79%	3.86%
Dec. 31, 2005	4.22%	11.72%	4.41%	4.14%	(0.40%)	8.15%	3.83%
Sept. 30, 2005	4.15%	11.11%	4.33%	3.57%	0.01%	7.86%	3.69%
Jun. 30, 2005	4.12%	9.62%	4.25%	3.08%	0.36%	7.26%	3.58%
Mar. 31, 2005	4.21%	8.89%	4.42%	2.62%	0.57%	7.30%	3.30%
Dec. 31, 2004	4.25%	7.72%	4.46%	2.12%	0.79%	—	3.03%
Sept. 30, 2004	4.04%	10.24%	4.45%	1.58%	1.21%	—	2.93%

(1)	No adjustment has been made to the average balances for nonaccrual loans.
(2)	Information on the junior subordinated notes is shown net of amounts related to the investment in common stock of the Preferred Trust.
(3)	Includes investments entered into under the interim management agreement, including the warehouse line of credit and debt securities, the majority of which were purchased late in the quarter ended June 30, 2006; earnings related to these investments were approximately $127,000 for the current quarter.

Liquidity and Capital Resources

We are organized as a mortgage REIT to invest in assets deemed suitable by our board of directors, and to distribute to stockholders, in the form of cash distributions, a substantial portion of our net cash flow generated from our investment activities. We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations on a timely and cost-effective basis. On June 30, 2006, we had cash and cash equivalents of $31.1 million and fully-paid (unleveraged) mortgage-backed securities with a market value of $20.7 million. Cash, combined with the leverage available through our counterparties on certain of our fully-paid securities, provided us with total liquidity of $50.1 million.

Our primary cash requirements over the next 12 months are expected to be for the payment of dividends, including the special merger-related dividend of $0.50 in the event the merger is consummated, payment of merger-related expenses, including banking fees and severance cost, purchases of investments, repayments on reverse repurchase agreements and interest payments on financing arrangements. Additionally, in the event the merger is consummated, we will purchase up to $25.0 of outstanding common stock in a tender offer. Under terms of the merger agreement with Alesco, until the merger is either consummated or terminated, we are restricted from declaring dividends of more than $0.03 per quarter, excluding the provision allowing the special $0.50 dividend. Accordingly, cash required for dividends through the date of the merger are estimated to be $5.6 million; however, this amount is not intended to be an estimate of total dividends needed to meet the 90% dividend requirement under REIT rules. We intend to maintain our REIT status and intend to satisfy the dividend requirement to distribute at least 90% of taxable income. An estimate of the dividends required to be declared to satisfy the 90% provision cannot be made at this time. As provided under the terms of the management agreement, we are redeploying our assets into new asset classes. Cash to invest in the new asset classes will be provided from monthly prepayments from, and sales of, our securities portfolio, terminations of interest rate swap agreements and collections on our commercial portfolio.

Because we borrow money under reverse repurchase agreements based on the fair value of our assets, and because changes in interest rates can negatively impact the valuation of our assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our assets declines for other reasons. At June 30, 2006, we had no additional securities posted as collateral to cover margin calls on reverse repurchase agreements.

External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. At June 30, 2006, the fair value of our mortgage-backed securities was $468.2 million, which was less than the amortized cost basis due to net unrealized losses in the portfolio of $14.0 million. We have determined that $13.5 million of the unrealized losses are other-than-temporary impairments and have recorded an impairment at June 30, 2006. We have determined that the remaining $491,000 of unrealized losses are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. At June 30, 2006, since we had the ability to hold the assets until recovery, the losses are not considered to be other than temporary impairments. In addition, we have the ability to terminate our hedges for liquidity purposes. At June 30, 2006, we had 10 swaps in a gain position totaling $12.2 million.

For the period ended June 30, 2006, we had adequate liquidity to meet our requirements for normal recurring operating expenses, as well as dividend payments, interest payments and refinancings, and we believe our operations, including our ability to leverage our securities portfolio, will continue to provide sufficient liquidity to meet our future cash requirements.

Operating Activities

We generated cash from operations during the six months ended June 30, 2006, of $1.8 million. This was primarily the result of changes in working capital components combined with net income generated by operations prior to the impact of gains realized on the termination of interest rate swap agreements, losses realized on the sale of residential mortgage securities, and impairments taken on securities selected for disposal during July 2006.

Investing Activities

We generated $468.4 million from investing activities during the period from the sale of a portion of our residential mortgage portfolio for $358.4 million, coupled with principal payments on our securities and loans of $130.5 million. We used $15.0 million of the proceeds generated from investing activities to invest in 46% of the preferred equity of an entity that issues loan obligations which are collateralized by leveraged loans.

Financing Activities

We used $456.6 million in cash for financing activities during the period. As of June 30, 2006, we had reverse repurchase lines with 14 financial institutions with a total capacity of $2.5 billion. We used cash from sales of and principal payments on our securities portfolio to reduce borrowings under these agreements by $466.5 million during the period to an outstanding balance of $565.3 million at June 30, 2006. We also used cash of $631,000 during the six-month period to pay dividends of $0.06 per common share to our stockholders. In addition to these uses, we received $10.5 million from the termination of interest rate swaps during the period.

Market Risks

As a financial institution that has only invested in U.S.-dollar denominated instruments, primarily residential mortgage instruments, and has only borrowed money in the domestic market, we are not subject to foreign currency exchange or commodity price risk, but rather our market risk exposure is limited primarily to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially hybrid ARM portfolio prepayments. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities.

As we redeploy our assets into new target investments, our primary market risk continues to be exposure to interest rates, as well as credit risk, on our investments in debt instruments, TruPS and debt securities. These new interest rate sensitive assets and liabilities typically will be held for long-term investment and not held for sale purposes. Our intent in structuring CDO and CLO transactions and other securitizations will be to limit interest rate risk by our financing strategy to match the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments.

We will seek to manage our credit risk through the underwriting and credit analysis processes that are performed by our manager in advance of acquiring an investment. The TruPS, leverage loans, mortgage-backed securities and other investments that we expect to consider for future CDO and CLO transactions and other securitizations will be subjected to a comprehensive credit analysis process and require the approval of Cohen’s and our credit committees for that asset class prior to funding.

Effects of Changes in Interest Rates

Changes in interest rates will impact our mortgage-related portfolio in various ways. We are currently invested primarily in hybrid ARM assets, which have an initial fixed rate period ranging from 36 to 84 months. A description of the different types of interest rate risk and their impact on our portfolio is provided below:

Yield curve risk: To the extent that our assets are financed with shorter duration liabilities, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This may occur as our borrowings react to changes in interest rates sooner than our hybrid ARM assets because the weighted average next re-pricing dates of the borrowings may be shorter time periods than that of the hybrid ARM assets. We use plain vanilla swaps to extend the duration of our liabilities to the expected duration of our assets. We typically pay a fixed rate and receive a floating rate to offset the floating nature of our reverse repurchase agreements. Interest rate swaps thus have the effect of converting our variable-rate debt into fixed-rate debt over the life of the swap agreements. We have selected interest rate swaps such that the combined Effective Duration of our borrowings and interest rate swaps closely matches the Effective Duration of the Hybrid ARM assets, the difference being the Effective Duration Gap. We operate under an Effective Duration Gap limit of 1 year (or -1 year as the case may be) and have targeted a zero Effective Duration Gap during the first six months of 2006.

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

Re-pricing risk: At times, the notional amount on our swaps may not match the amount of outstanding repurchase agreements. This results in a portion of our short term liabilities being exposed to rises in interest rates. As short term interest rates rise, the portion of our short term debt not covered by swaps will increase our overall debt costs, squeezing margins. Conversely, if short term rates fall, overall debt costs will decrease, widening margins. We actively manage this gap and minimize the impact of rising rates using longer term repurchase agreements and by purchasing floating rate assets whose coupons reset with rising short term rates. As of June 30, 2006, we had $565.3 million in reverse repurchase agreements and $407.1 million in notional of pay-fixed swaps, and also had $12.9 million in floating rate assets.

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

The Effective Duration measure is calculated by a third party provider utilizing a Monte Carlo simulation of 200 to 500 interest rate scenarios. At June 30, 2006, our Effective Duration Gap was -0.11 years. The effective duration of mortgage assets changes as interest rates change, because the cash flows of the mortgage securities we own are dependent on the realized path of interest rates. In general, as interest rates decline, the effective duration of our mortgage assets decline and vice versa. Because models do not always capture market forces, particularly those driven by technical rather than fundamental forces, in our opinion, duration of between plus or minus 0.15 approximates zero duration. In addition to Effective Duration, we monitor the Effective Convexity, which is the rate of change of duration for a given change in interest rates, as well as several sensitivity measures around points in the yield curve called Key Rate Duration measures. As of June 30, 2006, the Effective Convexity Gap of the portfolio was -0.38 years.

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

The following table reflects the expected market value changes of these assets for the parallel shifts in the yield curve as a percent of equity and as a percent of the fair market value of our interest earning assets as of June 30, 2006.

Instantaneous parallel shift in yield curve	Change in Net Assets (in thousands)	Change as a % of Equity	Change as a% of Fair Value of Assets
-100 basis points	$(2,087)	(1.92)%	(0.31)%
-50 basis points	(652)	(0.60)	(0.10)
+50 basis points	50	0.05	0.01
+100 basis points	(415)	(0.38)	(0.06)

Other Matters

The Internal Revenue Code requires that at least 75% of our total assets must be Qualified REIT Assets, as defined by the Code. The Code also requires that we meet, on an annual basis, a defined 75% source of income test and a 95% source of income test. We calculated that we were in compliance with each of these quarterly requirements as of June 30, 2006. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of June 30, 2006, we believe that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. Based on our calculations we believe that we are in compliance with this requirement as of June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the caption “Market Risks.”

Item 4. Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)) as of June 30, 2006. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at June 30, 2006, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

On April 27, 2006, we entered into and began operating under an Interim Management Agreement with Cohen Brothers Management, LLC. Under the guidelines of this agreement we have changed our investment strategy and, as of June 30, 2006, have begun redeploying our mortgage-backed securities into investments consistent with those of Alesco Financial Trust. The internal control over financial reporting related to these new investments and interim management agreement were not considered in our December 31, 2005 year-end assessment of internal control and are currently being evaluated for effectiveness. In addition, since December 31, 2005, certain employees have resigned from the Company, and their respective responsibilities have been reassigned to remaining employees or to contract employees.

The change in investment strategy and the loss of personnel that occurred during the three-months ended June 30, 2006 are considered to be material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2005, we filed suit against Redevelopment Group V, a Pennsylvania limited liability company, for collection of a $4.7 million loan receivable. On January 31, 2006, the property collateralizing the loan was sold in a court-supervised transaction for $3.5 million. In March 2006, the court released $3.4 million of the proceeds to us, and we anticipate receiving the remaining $100,000 in the coming months. Although the collateral underlying the note has been sold, we retained all of our rights and remedies under the original note agreement against the Guarantor as it relates to the deficiency arising from the sale of the loan collateral and non-performance by the borrower, including default interest, legal and other collection costs, and are pursuing collection. The outcome of such suit is unknown at this time.

On July 6, 2005, Redevelopment Group V filed a countersuit against us, which we intend to defend vigorously.

Item 1A. Risk Factors

The risk factors contained in the section entitled “Risk Factors” from our registration statement on Form S-4 (File No. 333-135020), filed with the SEC on June 14, 2006, as amended, are attached hereto as Exhibit 99.1 and are incorporated herein by reference.

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

Sunset Financial Resources, Inc.

Dated: August 9, 2006	By:	/s/ Stacy M. Riffe
Stacy M. Riffe
Chief Executive Officer

Exhibit Index

Exhibit No.
2.1*	Amended and Restated Agreement and Plan of Merger dated as of July 20, 2006, by and among Alesco Financial Trust, Jaguar Acquisition, Inc. and Sunset Financial Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by us on July 26, 2006)

3(i).1*	Second Articles of Amendment and Restatement (incorporated by reference to Amendment No. 1 to the Form S-11 filed by us on February 6, 2004)

3(ii).2*	Amended Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by us on October 11, 2005)

4.1*	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Form S-11 filed by us on March 11, 2004)

10.1*	Interim Management Agreement, dated as of April 27, 2006, by and between Sunset Financial Resources, Inc. and Cohen Brothers Management, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by us on May 2, 2006)

31.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Act Rules 13A-14 and 15D-14

32.1***	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

99.1**	Risk Factors

*	incorporated by reference
**	filed herewith
***	furnished herewith