Form 10-Q
period 2006-09-30
ALESCO FINANCIAL INC
filed 2006-11-03
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32026

ALESCO FINANCIAL INC.

(Exact name of registrant as specified in its governing instruments)

Maryland	16-1685692
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Cira Centre

2929 Arch Street, 17th Floor

Philadelphia, Pennsylvania 19104

(Address of principal executive offices, Zip Code)

(215) 701-9555

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

As of October 27, 2006, there were 24,368,514 shares of common stock ($0.001 par value) of Alesco Financial Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alesco Financial Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Investments
Available-for-sale securities	$1,650,034	$942,900
Residential mortgage loans	242,118	160,602
Commercial mortgage loans	17,503	29,347

Total investments	1,909,655	1,132,849
Allowance for loan losses	(8,330)	(7,321)

Net investments	1,901,325	1,125,528
Cash and cash equivalents	7,301	17,570
Restricted cash	16,088	—
Warehouse deposits	24,176	—
Interest receivable	5,870	4,542
Fixed assets, net	176	521
Other assets	8,396	1,853
Derivative assets	1,717	12,246

Total assets	$1,965,049	$1,162,260

Liabilities
Reverse repurchase agreements	$304,530	$1,031,831
Junior subordinated notes due to Sunset Financial Statutory Trust I	20,619	20,619
Trust preferred obligations	536,024	—
CDO notes payable	968,700	—
Derivative liabilities	9,442	137
Dividends payable	5,257	—
Accrued liabilities	18,455	2,676

Total liabilities	1,863,027	1,055,263

Commitments and contingencies
Minority interest	1,977	—

Stockholders’ equity
Preferred stock, $.001 par value, authorized 50,000,000; no shares outstanding	—	—
Common stock, $.001 par value, authorized 100,000,000; 10,513,100 and 10,516,600 outstanding at September 30, 2006 and December 31, 2005, respectively	11	11
Additional paid in capital	119,509	119,391
Accumulated other comprehensive income (loss)	1,132	(2,998)
Accumulated deficit	(20,607)	(9,407)

Total stockholders’ equity	100,045	106,997

Total liabilities and stockholders’ equity	$1,965,049	$1,162,260

See accompanying notes to consolidated financial statements.

Alesco Financial Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	$18,429	$11,945	$42,801	$33,918
Interest expense	(15,565)	(9,181)	(34,293)	(24,911)
Change in fair value of free-standing derivative	697	—	730	—

Net investment income	3,561	2,764	9,238	9,007
Provision for loan losses	2,246	1,184	2,172	6,982

Net investment income after provision	1,315	1,580	7,066	2,025
Net gain (loss) on sales of securities	1,369	—	(20,846)	8
Net gain on termination of interest rate swaps	8,167	—	17,783	—
Unrealized loss on interest rate swaps	(71)	—	(162)	—
Operating expenses
Salaries and employee benefits	673	605	1,868	1,909
Professional fees	1,207	723	3,732	1,943
External manager fees	127	—	361	—
Other	760	791	2,147	2,370
Severance	591	853	580	853

Total operating expenses	3,358	2,972	8,688	7,075

Income (loss) before taxes	7,422	$(1,392)	$(4,847)	$(5,042)
Provision for income taxes	150	—	150	—

Net Income (loss)	$7,272	$(1,392)	$(4,997)	$(5,042)

Basic and diluted income (loss) per share	$0.69	$(0.13)	$(0.48)	$(0.48)
Weighted average basic shares	10,494	10,475	10,483	10,468
Weighted average diluted shares	10,495	10,475	10,483	10,468

See accompanying notes to consolidated financial statements.

Alesco Financial Inc.

Unaudited Consolidated Statements of Other Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$7,272	$(1,392)	$(4,997)	$(5,042)
Components of other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities arising during the period	8,969	(9,162)	1,011	(11,613)
Reclassification of realized (gain) loss on available for sale securities to earnings	(1,369)	—	20,846	—
Net unrealized gain (loss) on hedging instruments arising during the period	(9,431)	8,196	1,256	7,892
Reclassification of realized gain on termination of hedging instruments to earnings	(8,167)	—	(17,783)	—
(Accretion) amortization of net deferred (gain) loss on terminated effective hedges	(274)	(211)	(1,200)	503

Comprehensive loss	$(3,000)	$(2,569)	$(867)	$(8,260)

See accompanying notes to consolidated financial statements.

Alesco Financial Inc.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at January 1, 2006	10,517	$11	$119,391	$(2,998)	$(9,407)	$106,997
Share-based compensation expense under stock plans	(4)	—	146			146
Costs associated with issuance of common stock			(28)			(28)

Unrealized net gain on cash flow hedges				240		240
Unrealized net deferred gain on terminated effective cash flow hedges				1,016		1,016
Reclassification of realized gain on terminated hedges to earnings				(17,783)		(17,783)
Accretion of net deferred gain on terminated effective cash flow hedges				(1,200)		(1,200)

Unrealized net gain on available for sale securities				1,011		1,011
Reclassification of realized loss on available for sale securities to earnings				20,846		20,846
Dividends declared of $0.59 per share					(6,203)	(6,203)
Net loss					(4,997)	(4,997)

Balance at September 30, 2006	10,513	$11	$119,509	$1,132	$(20,607)	$100,045

See accompanying notes to consolidated financial statements.

Alesco Financial Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,997)	$(5,042)
Adjustment to reconcile net loss to net cash provided from operations:
Share-based compensation expense	146	117
Provision for loan losses	2,172	6,982
Depreciation and amortization of fixed assets	232	278
Amortization of premium/discount, deferred offering and securitization costs	1,236	3,253
Amortization of net deferred hedge gain	(1,200)	(550)
Change in fair value of free-standing derivative	(730)	—
Unrealized loss on interest rate swaps	162	—
Net gain on termination of derivative instruments	(17,783)	—
Loss on sale of available for sale securities	20,846	—
Impairment loss on fixed assets	113	—
Decrease (increase) in interest receivable	(1,328)	(1,787)
Decrease (increase) in other assets	157	(1,449)
(Decrease) increase in accrued liabilities	15,779	1,169

Net cash provided by operating activities	14,805	2,971

Cash flows from investing activities:
Purchases of available for sale securities	(1,623,810)	(507,560)
Principal payments on available for sale securities	119,700	166,366
Proceeds from sales of available for sale securities	798,852	32,230
Purchases/funding of loans and securitized loans	(100,975)	(14,611)
Principal payments on loans	30,145	56,783
Increase in warehouse deposits and restricted stock	(40,264)	—
Purchase of fixed assets	—	(19)

Net cash used in investing activities	(816,352)	(266,811)

Cash flows from financing activities:
Net (payments) borrowings from reverse repurchase agreements	(727,301)	253,161
Net (payments) on whole loan financing facilities	—	(9,718)
Net proceeds from issuance of junior subordinated notes	—	19,332
Net proceeds from issuance of CDO notes payable	968,700	—
Proceeds from issuance of trust preferred obligations	536,024	—
Receipts on cash flow hedges	2,951	—
Net proceeds from swap terminations	18,708	1,053
Increase in collateral on swaps	—	1,555
Payments for deferred debt issuance costs	(6,830)	—
Costs associated with issuance of common stock	(28)	—
Dividends paid on common stock	(946)	(4,296)

Net cash provided by financing activities	791,278	261,087

Net decrease in cash	(10,269)	(2,753)
Cash and cash equivalents at the beginning of the period	17,570	25,700

Cash and cash equivalents at the end of the period	$7,301	$22,947

Non-cash investing and financing activities:
Investment in unconsolidated subsidiary with subordinated note	$—	$619

See accompanying notes to consolidated financial statements.

Alesco Financial Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Organization

Alesco Financial Inc. (formerly Sunset Financial Resources, Inc. or Sunset) was incorporated in Maryland on October 6, 2003, completed its initial public offering of common stock on March 22, 2004 and was traded on the NYSE under the ticker symbol SFO. We elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (“Code”). We had limited operations until receiving the proceeds from our initial public offering, at which time we began executing the business strategy of investing in residential mortgage related securities and commercial bridge loans. On April 27, 2006, we announced our decision to merge with Alesco Financial Trust (AFT), and to enter into an interim management agreement with Cohen & Company Management, LLC (formerly Cohen Brothers Management, LLC) (Cohen). Under the operating guidelines of the interim management agreement, we began redeploying our assets into investments consistent with the investment strategy of the combined company, including collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) and similar securitized obligations, which are collateralized by mortgage loans and other real estate-related senior and subordinated debt securities, residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS), subordinated debt financings primarily in the form of trust preferred securities issued by banks and insurance companies (TruPS), and leveraged loans to small and mid-sized companies. On October 6, 2006, we closed our merger with AFT following the approval of the merger by our stockholders, and we changed our name to Alesco Financial Inc. Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, as amended by letter agreements dated September 5, 2006 and September 29, 2006 (the “Merger Agreement”), upon the completion of the merger each share of AFT was converted into the right to receive 1.26 of our shares and we issued an aggregate of 14,415,530 shares in the merger. In connection with the merger we assumed the management agreement of AFT with Cohen. In accordance with U.S. generally accepted accounting principles (“GAAP”) the transaction is to be accounted for as a reverse acquisition, and therefore, AFT is the accounting acquirer. Pro forma financial information for the combined company is presented in Note 12 herein. On October 9, 2006, we began trading on the NYSE under the ticker symbol “AFN”.

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

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2006, the consolidated results of our operations and comprehensive operations for the three and nine months ended September 30, 2006 and 2005, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and majority-owned and/or controlled subsidiaries and those entities for which we are determined to be the primary beneficiary in accordance with Financial Accounting Standard Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). The portions of these entities not owned by us are presented as minority interest as of the date and for the period presented in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Under our revised investment strategy, we obtain explicit or implicit interest in other entities. In each case, we evaluate the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not we are deemed to be the primary beneficiary of the VIE, in accordance with FIN 46R. We consolidate VIEs of which we are deemed to be the primary beneficiary or non-VIEs which we control. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining the primary beneficiary of a VIE, we consider our aggregate explicit and implicit variable interests as a single variable interest. Our aggregate explicit and implicit interest in a VIE includes variable interests that related parties hold in the same VIE. Related parties include those parties identified in FASB Statement No. 57 (“SFAS No. 57”), “Related Party Disclosures”, and certain other parties that are acting as de facto agents or de facto principals of the variable interest holder. In the event that the aggregate variable interest held by our related party group would, if held by a single party, identify that party as the primary beneficiary, then the party, within the related party group, that is most closely associated with the VIE is the primary beneficiary of the VIE. If our single or aggregate variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, we are considered the primary beneficiary of the VIE. We consolidate CDO entities that are VIE entities when we are determined to be the primary beneficiary. We reconsider our determination of whether an entity is a VIE and whether we are the primary beneficiary of such VIE if certain events occur. In the case of non-VIEs or VIEs where we are not deemed to be the primary beneficiary and we do not control the entity, but have the ability to exercise significant influence over the entity, we account for our investment under the equity method.

We have determined that certain special purpose trusts formed by third party issuers of TruPS to issue such securities are VIEs (“Trust VIEs”) and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary of the special purpose trust. In most instances, we are the primary beneficiary of the Trust VIEs because we hold, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIEs are initially financed directly by CDOs or through our warehouse facilities. Under the warehouse agreements, we deposit cash collateral with an investment bank and bear the first dollar risk of loss, up to our collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes us to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by third party sponsors of the Trust VIEs in exchange for the TruPS proceeds and the common equity securities of the Trust VIE. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIE, are included in our financial statements and the related TruPS are eliminated. Pursuant to Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs to third party sponsors are recorded net of the common equity securities issued.

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

Restricted Cash

Restricted cash represents amounts held on deposit by investment banks as collateral for derivative contracts, cash held by trustees of CDO entities that is generated from earnings on the collateral assets and cash held by trustees of CDO entities that is generated from the issuance of CDO notes payable by consolidated CDO securitizations that are restricted for the purpose of funding additional collateral.

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

Investments

We invest primarily in debt securities, residential mortgage portfolios, leveraged loans and may invest in other types of real estate-related assets. We account for our investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designate each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments is based primarily on quoted market prices from independent pricing sources when available for actively traded securities or discounted cash flow analyses developed by management using current interest rates and other market data for securities without an active market. Our estimate of fair value is subject to a high degree of variability based upon market conditions and our assumptions. Upon the sale of an available-for-sale security, the realized gain or loss is computed on a specific identification basis and will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

We account for our investments in subordinated debentures owned by Trust VIEs that we consolidate as available-for-sale securities. The subordinated debentures are classified as available-for-sale due to the ability of the investment bank financing the warehouse agreement to transfer TruPS during the warehouse period or the Company’s ability to exit the warehouse facility agreement, either of which could result in a deconsolidation event. These VIEs have no ability to sell, pledge, transfer or otherwise encumber the trust or the assets of the trust until such subordinated debenture’s maturity. We account for investments in securities where the transfer meets certain criteria under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) as a financing at amortized cost. Investments in security-related receivables represent interests in securities that were transferred to CDO securitization entities by transferors that maintained some level of continuing involvement.

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

We account for our investments in loans, including securitized mortgage loans, residential mortgage loans, commercial loans and leveraged loans at amortized cost. Securitized mortgages include mortgage loans that have been transferred to a securitization trust. Although there has been a change in ownership structure, this transfer does not qualify as a sale, and is made at book value, since we maintain ownership interest in the trust. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income over the terms of the loans using the effective yield method adjusted for the effects of estimated prepayments based on SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases – an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17”.

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

Allowance for Loan Losses

We provide an allowance for loan losses related to our loan portfolio. Loan loss provisions are based on an assessment of numerous factors affecting the portfolio, including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages, collateral values of properties securing loans and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known. Loans are charged-off when, in the opinion of management, the balance is no longer collectable.

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

Fixed Assets

Long-lived assets to be used in the business generally consist of furniture, fixtures, computer equipment, software and leasehold improvements. These assets are depreciated or amortized on a straight line basis over their estimated useful lives, which range from two to five years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the life of the lease. At September 30, 2006, we had the intent to sell or otherwise dispose of our fixed assets and have recorded an impairment charge of $113,000 to reduce the carrying value to estimated net realizable value.

Reverse Repurchase Agreements

We borrow money through the use of reverse repurchase agreements. Under these repurchase agreements, we sell securities, securitized loans, or residential mortgage loans to a lender and agree to repurchase the same instruments at a predetermined price and date. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge assets as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing financing rate. These repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Should a counterparty decide not to renew a repurchase agreement at maturity, we must either refinance elsewhere or be in a position to satisfy this obligation. To mitigate risk, we enter into repurchase agreements only with investment grade institutions.

Derivative Instruments

We use derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives not designated as hedges, the changes in fair value are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings.

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

Other comprehensive income (loss) does not include the impact of market value changes of any assets or liabilities that are carried at cost, such as our loan portfolio.

Revenue Recognition

Interest income from investments in debt securities, residential mortgages, and securitized loans is recognized over the estimated life of the underlying financial instruments on a yield to maturity basis. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the lives of the securities using the effective interest yield adjusted for the effects of estimated prepayments based on SFAS No. 91. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date.

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

We maintain domestic taxable REIT subsidiaries (“TRS”), which are subject to U.S. federal, state and local income taxes. Current and deferred taxes are provided for on the portion of earnings recognized with respect to our interest in domestic taxable REIT subsidiaries. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis, whether or not distributed. Upon distribution of any previously included income, no incremental U.S. federal, state, or local income taxes would be payable.

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

Note 3 – Investments in Securities

At September 30, 2006 and December 31, 2005, our available-for-sale investments were carried at estimated fair value which was determined based on the average of third-party broker quotes received. During the quarter ended September 30, 2006 we sold RMBS securities with an amortized cost of $439.0 million for cash proceeds (fair value) of $440.4 million. An impairment charge of $13.5 million was taken on these securities at June 30, 2006, in anticipation of the sale. The cash proceeds after repayment of related financings were redeployed into our new target asset classes. On August 3, 2006, we invested in “Kleros Real Estate CDO II, Ltd.” (Kleros II), a CDO securitization that provides financing for investments in mortgage-backed securities (MBS). Kleros II received commitments for $994.7 million of CDO notes, all of which were issued to investors as of September 30, 2006. Kleros II also issued $4.0 million of preference shares upon closing. We retained 100% of the common and preference shares of Kleros II, $11.0 million (representing 100%) of the Class D CDO notes, and $15.0 million (representing 100%) of the Class E CDO notes. As a result of the explicit interest that we have in this CDO entity, we have consolidated approximately $1.0 billion of assets and $968.7 million of CDO notes payable as of September 30, 2006.

The following table presents the components of our available-for-sale securities portfolio:

(in thousands)	September 30, 2006				December 31, 2005
	RMBS Securities	TruPS and Subdebt	Other Debt Securities	Total	Agency Securities	Non Agency Securities	Total
Par value	$1,096,624	$536 ,024	$15,088	$1,647,736	$653,711	$297,189	$950,900
Unamortized premium	647	—	39	686	6,915	1,960	8,875
Unamortized discount	(7,474)	—	—	(7,474)	(1,687)	(440)	(2,127)

Amortized cost	1,089,797	536 ,024	15,127	1,640,948	658,939	298,709	957,648
Gross unrealized gains	7,587	1,977	—	9,564	—	2	2
Gross unrealized losses	(478)	—	—	(478)	(10,034)	(4,716)	(14,750)

Estimated fair value	$1,096,906	$538,001	$15,127	$1,650,034	$648,905	$293,995	$942,900

At September 30, 2006, our RMBS included agency securities with a fair value of $16.8 million.

Each quarter we review our securities to determine whether a decline in fair value below our amortized cost basis is other than temporary, as defined in SFAS 115. At September 30, 2006, we concluded that unrealized losses on our mortgage-backed securities did not represent other-than-temporary impairments. The unrealized losses are primarily a result of changes in interest rates and will not prohibit us from receiving our contractual interest and principal payments.

The unrealized losses on our RMBS at September 30, 2006, of $478,000 related to 11 agency securities with an amortized cost basis of $17.1 million and 19 non-agency securities with an amortized cost basis of $82.1 million. We do not believe these unrealized losses represent, individually or in the aggregate as of September 30, 2006, other-than-temporary impairments. The unrealized losses are primarily a result of changes in interest rates and will not prohibit us from receiving our contractual interest and principal payments. We have the ability to hold these securities for a period necessary to recover the amortized cost and, at September 30, 2006, had not determined a timeframe, if any, for the disposition of these securities.

The following table reflects the par value of the portfolio by remaining fixed interest periods for the investment securities portfolio at September 30, 2006. The floating rate mortgage-backed securities are backed by loans indexed off one-month LIBOR.

	Investments in Securities
Interest reset profile (in thousands)	Par Value	Avg. Months to Reset
Floating	$1,098,269	1
Less than 36 months	13,381	31
36 – 60 months	192,648	60
61 – 120 months	3,624	120
Fixed to Maturity	339,814	—

Total	$1,647,736	10

Note 4 – Investments in Loans

Residential Mortgage Loans

At September 30, 2006 and December 31, 2005, our residential mortgage loans, including our securitized loans, were carried at historical cost, net of unamortized premium or discount and fees. The balances by original fixed period are summarized in the following table:

Initial Fixed Term (in thousands)	September 30, 2006			December 31, 2005
	Loan Balance	Premium	Book Value	Loan Balance	Premium	Book Value
3 year fixed	$4,010	$122	$4,132	$4,893	$149	$5,042
5 year fixed	143,085	2,602	145,687	53,550	1,492	55,042
7 year fixed (and other)	91,765	353	92,118	99,867	446	100,313

	$238,860	$3,077	$241,937	$158,310	$2,087	$160,397
Deferred loan cost	—	181	181	—	205	205

Total balance	$238,860	$3,258	$242,118	$158,310	$2,292	$160,602

The fair value of the mortgage loans at September 30, 2006 was $236.7 million. The difference between fair value and book value represents unrealized losses as a result of increases in interest rates, and will not prohibit us from receiving our contractual interest and principal payments.

At September 30, 2006, the average months to reset for the 3-, 5- and 7-year categories were 5, 58 and 53 months, respectively. The loan portfolio as a whole had an average remaining fixed period of 57 months.

At September 30, 2006, one loan with a balance of $109,000, or less than 1.0% of the aggregate loan balance, was 30 days past due in the residential loan portfolio, and one loan for $221,000, or less than 1.0% of the aggregate loan balance, was over 180 days past due and was in REO (real estate owned). At December 31, 2005, two loans totaling $600,000 (including the $221,000 loan referenced above), or 0.38% of the securitized loan balance, were 30 days past due, and one loan for $68,000 was in bankruptcy.

Commercial Mortgage Loans

Our commercial loans are carried on the balance sheet at historical cost, which, net of allowance for loan losses, approximates fair value, and are summarized as follows (in thousands):

Type of Property	Interest Rate	Location	Participation	Maturity	September 30, 2006	December 31, 2005
Resort development (Peerless)	21%	NC	No	Matured	$11,745	$16,647
Cemetery/funeral home (Rightstar)	10%	HI	Yes	Matured	5,658	5,658
Multi-sport facility (Coliseum)	12%	NJ	No	Matured	100	4,700
Retail development	11%	FL	No	Paid	—	2,739

					17,503	29,744
Deferred fees					(—)	(397)

Commercial mortgage balance					$17,503	$29,347

Allowance for Loan Losses

We evaluate commercial loans for possible impairment under SFAS No. 114. The following is a discussion of each loan with a remaining principal balance at September 30, 2006:

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

During the quarter ended September 30, 2006, the borrowers continued to develop the property and market the lots for sale to potential home owners but were unable to make payments on the outstanding principal and interest balance. We assessed the loan for impairment, including a review of the estimated future cash flows from the development project and the underlying collateral value, and determined that the loan was impaired and that a provision of $2.2 million was required at September 30, 2006. Discussions with the borrowers are ongoing regarding the status of the development and the plans for repayment of the loan balance. During the three and nine months ended September 30, 2006, interest income of $630,000 and $1.6 million was recorded, of which $783,000 remains outstanding.

Rightstar Cemetery/Funeral Home. We have a participation interest (approximately 20%) in a loan collateralized by cemetery/funeral home properties in Hawaii. This loan has been in default since 2004, and during the second quarter of 2005, we determined that the loan was impaired and that the loan should be reserved in full. At September 30, 2006, the loan continued to be fully impaired. For the nine months ended September 30, 2006, no interest income was recorded on this loan.

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

Coliseum Sport Facility. The Coliseum loan went into default during the first quarter of 2005, a court-ordered receiver was put in place and we were allowed to market the property for sale. On November 4, 2005, we received a signed contract for sale, subject to court approval. Using the contracted price, and accounting for carrying costs, commission and other transactions costs, we concluded that the net realizable value of the collateral securing the loan was less than the carrying value of the loan, and an impairment charge of $1.2 million was required for the period ended September 30, 2005. On January 31, 2006, the collateral was sold for net proceeds of $3.5 million, which approximated our loan balance. In March 2006, $3.4 million of the proceeds was released to us. The remaining $100,000 is still under court control; however, we anticipate that this balance will be released to us in the coming months. Although the collateral was sold, we retained all our rights and remedies under the original note agreement against the Guarantor as it relates to the deficiency arising from the sale of the loan collateral, including interest and legal fees and are pursuing collection of this deficiency.

In addition to a specific review of each commercial loan, we provide for loan losses by making a general assessment of the overall residential loan portfolio. Based on our review for the period ended September 30, 2006, no incremental provision was necessary.

Note 5 – Hedging

As of September 30, 2006, we had a portion of our interest rate risk hedged with interest rate swaps (designated as cash flow hedges), which also extended the duration of our short term borrowings. Total notional amount outstanding at September 30, 2006 was $452.9 million maturing as follows:

(in thousands)	Notional	Avg Fixed Rate
Maturing in less than one year	$—	—%
Maturing between one and two years	—	—
Maturing between two and three years	10,000	4.20
Maturing between three and five years	200,514	4.83
Maturing over five years	242,409	5.68

Total	$452,923	5.27%

        As of September 30, 2006, five swaps were in a loss position totaling $9.4 million and seven swaps were in a gain position totaling $1.0 million. We have counterparty credit risk related to the swaps in a gain position. At September 30, 2006, our maximum net credit exposure to a single counterparty was $374,000. To mitigate this risk, we only enter into swap transactions with investment grade institutions.

During the quarter ended September 30, 2006, swaps with a notional balance of $292.1 million were terminated in conjunction with the sale of securities and repayment of reverse repurchase agreements. Since this transaction was part of our strategy to redeploy our assets into other target assets, it is probable that the forecasted transactions (variable rate interest payments) that were hedged with these swaps will not occur; therefore, the gain on the termination of these swaps of $8.2 million was recorded directly to earnings. Additionally, an ineffectiveness loss of $71,000 was recorded related to a hedging instrument on a CDO transaction.

Year-to-date, we terminated swaps with a notional amount of $946.4 million for a gain of $18.7 million, of which $17.7 was recorded directly to earnings and $1.0 million was recorded to other comprehensive income to be amortized over the remaining life of the hedged item.

Free-Standing Derivatives

We maintain arrangements with investment banks regarding TruPS-related CDO securitizations and warehouse facilities. Prior to the completion of a TruPS-related CDO securitization, investments are acquired by the warehouse providers in accordance with the warehouse facilities. Pursuant to the terms of the warehouse agreements, we receive the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse provider and as a result, we bear the first dollar risk of loss, up to our warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a TruPS-related CDO securitization, the cash collateral held by the warehouse provider is returned to us. The terms of the warehouse facilities are generally nine months. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value each accounting period with the change in fair value recorded in earnings. These arrangements represent our only off-balance sheet arrangements. During the period from January 1, 2006 through September 30, 2006, the change in the fair value of our warehouse financing arrangement was $730,000 and was recorded as a component of net investment income in the accompanying consolidated statement of income. As of September 30, 2006, we had two warehouse agreements outstanding with investment banks that supported approximately $494 million of TruPS securities.

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

The trust preferred securities and the subordinated notes bear interest at 90-day LIBOR plus 4.15% (approximately 9.52% at September 30, 2006), payable quarterly in arrears, and generally may not be redeemed prior to March 30, 2010. The maturity date of subordinated notes is March 30, 2035.

The Preferred Trust is a variable interest entity pursuant to FIN No. 46(R) because the holders of the equity investment at risk do not have adequate decision making ability over the Preferred Trust’s activities. Because our investment in the Preferred Trust’s common securities was financed directly by the Preferred Trust as a result of its loan of the proceeds to us, that investment is not considered to be an equity investment at risk pursuant to FIN No. 46(R), and we are not the primary beneficiary of the Preferred Trust. Therefore, the financial statements of the Preferred Trust are not consolidated with our financial statements, and our financial statements present the subordinated notes issued to the Preferred Trust as a liability, and the investment in the Preferred Trust as an asset. As of September 30, 2006, no event had occurred that might have a significant adverse effect on the carrying value of the our $619,000 investment in the Preferred Trust.

Reverse Repurchase Agreements

We have arrangements to enter into reverse repurchase agreements with 14 financial institutions under facilities totaling $2.5 billion. Outstanding at September 30, 2006 was $304.5 million with a weighted average rate of 5.51% and a weighted average remaining maturity of 28 days. All maturity dates are in October 2006. Securities and securitized loans pledged as collateral on the reverse repurchase agreements had a carrying value and fair value of $324.1 million and $318.7 million, respectively, as of September 30, 2006.

As of September 30, 2006, we had amounts outstanding under repurchase agreements with four lenders with a maximum net exposure (the difference between the amount loaned to us and the estimated fair value of the security pledged by us as collateral) of $14.1 million to all four lenders, of which 49.5% was with one counterparty.

The following table summarizes the maturities of our reverse repurchase agreements (in thousands):

Maturing	September 30, 2006	December 31, 2005
Overnight	$—	$—
Within 30 days	304,530	423,860
30 to 90 days	—	128,948
Over 90 days	—	479,023

Total	$304,530	$1,031,831

Trust Preferred Obligations

Trust preferred obligations finance subordinated debentures acquired by Trust VIEs that are consolidated by us for the portion of the total TruPS that are owned by entities outside of the consolidated group. These trust preferred obligations bear interest at either variable or fixed rates until maturity, generally 30 years from the date of issuance. The Trust VIE has the ability to prepay the trust preferred obligation at any time, without prepayment penalty, after five years. We do not control the timing or ultimate payment of the trust preferred obligations.

CDO Notes Payable

CDO notes payable represent notes payable issued by CDO entities used to finance the acquisition of MBS. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates.

On August 3, 2006, we invested in “Kleros Real Estate CDO II, Ltd.” (Kleros II), a CDO securitization that provides financing for investments in MBS. Kleros II received commitments for $994.7 million of CDO notes, all of which were issued to investors as of September 30, 2006. Kleros II also issued $4.0 million of preference shares upon closing. We retained 100% of the common and preference shares of Kleros II, $11.0 million (representing 100%) of the Class D CDO notes, and $15.0 million (representing 100%) of the Class E CDO notes.

The notes payable issued by Kleros II to third parties consist of 5 classes of notes bearing interest at spreads over 1-month LIBOR ranging from 22 to 65 basis points.

Note 7 – Stockholders’ Equity

During the nine-months ended September 30, 2006, there were no awards of restricted stock or stock options and 23,000 shares of restricted stock vested. For the three- and nine-month periods ended September 30, 2006, compensation expense of $70,000 and $146,000, respectively, was recognized related to previously issued restricted stock and stock options. For the three- and nine-month periods ended September 30, 2005, compensation expense of $6,000 and $117,000, respectively, was recognized related to previously issued restricted stock and stock options.

Accumulated other comprehensive loss at September 30, 2006 consisted of $7.1 million accumulated gain related to the mark to market of available-for-sale investment securities, $5.4 million accumulated loss related to the mark to market of interest rate swaps, and $543,000 accumulated net deferred loss on terminated effective cash flow hedges.

Note 8 – Earnings per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and restricted stock. A reconciliation of the basic and diluted weighted average shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2006	2005	2006	2005
Net income (loss) allocable to common stockholders	$7,272	$(1,392)	$(4,997)	$(5,042)

Weighted average common shares outstanding (basic)	10,494	10,475	10,483	10,468
Assumed shares issued under treasury stock method for stock options and restricted stock	1	—	—	—

Adjusted weighted average common shares outstanding (diluted)	10,495	10,475	10,483	10,468

Basic and diluted net loss per common share	$0.69	$(0.13)	$(0.48)	$(0.48)
Antidilutive common stock equivalents excluded:
Common stock options and restricted stock	106	272	122	272
Common stock warrants	233	233	233	233

Note 9 – Income Taxes

We elected to be taxed as a REIT commencing with the tax year ended December 31, 2004. In order to maintain our qualification as a REIT, we are required to distribute dividends to our stockholders in an amount at least equal to 90% of our REIT taxable income. For each of the first, second and third quarters of 2006, we declared and paid dividends of $315,000, or $0.03 per common share. During September 2006, we declared a pre-merger dividend of $5.3 million, or $0.50 per common share to holders of record at close of business on October 5, 2006, payable within 10 days following the closing of the merger.

The schedule below is provided to reconcile GAAP net income to estimated taxable income for the nine-month period ended September 30, 2006:

(in thousands)	Total
GAAP net loss	$(4,997)
Charge-off against loan loss provision	(1,166)
Capital loss carryover	1,166
Capital loss on sale of securities	20,846
Capitalized transaction-related costs	2,000
Non-accrued interest income on commercial loans	69
Stock based compensation	10
Other	71

Estimated taxable income	$17,999

During the quarter ended September 30, 2006, we recorded a provision for income taxes of $150,000 related to the estimated taxable income on our taxable REIT subsidiaries. This amount represents an estimated consolidated effective tax rate of 2.0% for the three-months ended September 30, 2006. The difference between this rate and the statutory tax rate is attributable to income generated by qualified REIT subsidiaries and certain foreign TRS entities which are not subject to federal, state or local income tax.

Note 10 – Commitments and Contingencies

We are a party to various legal proceedings which arise in the ordinary course of our business.

Note 11 – Management Agreement

On April 27, 2006, we entered into an interim management agreement with Cohen under which Cohen assisted us in the implementation of the investment strategy outlined in the agreement, subject to approval by our board of directors, during the period prior to the consummation of our merger with AFT. The agreement is in effect until 90 days after the earlier of (i) the date on which the merger with AFT is consummated and (ii) the date of termination of the merger agreement. During the term of the agreement, we paid the manager a base management fee monthly in arrears, calculated as 1/12th of equity (adjusted for transaction-related expenses) multiplied by 1.5%. For the period April 27 through September 30, 2006, fees for management services totaled $361,000, net of a $222,000 collateral management fee credit. On October 6, 2006, the interim management agreement was terminated and we assumed the long-term management agreement that was in place between AFT and Cohen.

Note 12 – Merger with Alesco Financial Trust and Pro Forma Financial Information

On October 6, 2006, we closed our merger with AFT following the approval of the merger by our stockholders. We acquired all of the outstanding common shares of AFT in exchange for shares of our common stock. In accordance with GAAP, the transaction is to be accounted for as a reverse acquisition, and therefore, AFT is the accounting acquirer. The merged company will pursue AFT’s investment strategy focused on TruPS, residential mortgage loans, leveraged loans, and MBS.

The aggregate purchase price was approximately $95.4 million, which consisted of common stock of $91.9 million and $3.5 million of transaction costs. The value of the 14,415,530 common shares issued in the merger was determined based on the average market price of our common stock over the 2-day period before and after the terms of the acquisition were announced.

The following table summarizes the unaudited pro forma consolidated balance sheet assuming the merger occurred on September 30, 2006.

Pro Forma Combined Balance Sheet for September 30, 2006

(In thousands)

	AFT	Sunset	Pro Forma Adjustments		Pro Forma Combined
Assets
Investment in securities and security-related receivables	$2,823,160	$1,650,034	$—		$4,473,194
Investment in loans, net	463,377	251,291	(5,425	)(B)	709,243
Cash and warehouse deposits	56,447	47,565	(1,126	)(C)	102,886
Other Assets	66,373	16,159	(2,433	)(A),(D)	80,099

Total Assets	$3,409,357	$1,965,049	$(8,984)		$5,365,422

Liabilities and Stockholders’ Equity
Indebtedness	$3,199,337	$1,829,873	$(6,717	)(E)	$5,022,493
Other liabilities	42,005	33,154	6,967	(F)	82,126

Total Liabilities	3,241,342	1,863,027	250		5,104,619
Minority Interest	75,129	1,977	—		77,106
Total Stockholders’ Equity	92,886	100,045	(9,234	)(A),(G)	183,697

Total Liabilities and Stockholders’ Equity	$3,409,357	$1,965,049	$(8,984)		$5,365,422

(A)	The merger will be accounted for using the purchase method of accounting in accordance with SFAS No. 141. SFAS No. 141 requires the net assets of Sunset to be recorded within the consolidated balance sheet of the merged company at estimated fair value. We are in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the preliminary purchase price is subject to refinement. The following represents the purchase price of Sunset’s common shares at fair value plus the adjustments to the fair value of Sunset’s assets and estimated transaction costs associated with the merger:

Purchase price for Sunset common shares	$91,937
AFT Transaction costs	3,466

Total cost of transaction to AFT	$95,403

The estimated fair value of Sunset’s net assets as of September 30, 2006 was calculated as follows:

Book value of Sunset as of September 30, 2006	$100,045
Add: Discount on CDO notes payable	6,717
Less: Discount on investment in loans	(5,425)
Less: Write-off of Sunset’s debt issuance costs associated with CDO notes payable	(6,717)
Less: Write-off of deferred financing costs associated with Junior Subordinated Notes	(633)
Less: Sunset transaction costs to be incurred prior to merger	(4,867)

Estimated fair value of Sunset’s net assets as of September 30, 2006	$89,120

The goodwill resulting from the transaction is calculated as follows:

Total cost of transaction to AFT	$95,705
Less: Estimated fair value of Sunset’s net assets as of September 30, 2006	(89,120)

Goodwill resulting from transaction	$6,283

(B)	The pro forma adjustment to total investment in loans receivable, net, reflects the write-down of Sunset’s residential loan portfolio to estimated fair value as of September 30, 2006. The estimated fair value adjustment was based upon discounted cash flow analysis, which considered the estimated remaining lives of the various types of loans and estimated market interest rates as of September 30, 2006, and management’s qualitative and quantitative assessment of the credit profile of certain loans.
(C)	In conjunction with the merger, Sunset commenced a self-tender offer to purchase for cash at $8.03 per share up to 2.7 million shares of their common stock from existing stockholders. The tender offer expired at 3:15 p.m. on October 6, 2006, at which time 140,250 shares of Sunset common stock had been tendered. Payment for these shares, which totaled $1.1 million, was made on October 11, 2006.
(D)	The pro forma adjustment to other assets is comprised of $6.3 million of goodwill resulting from the transaction (see note A), the reclassification of $1.4 million of deal costs recorded by AFT as of September 30, 2006 to goodwill, the write-off of $633,000 of deferred financing costs associated with indebtedness of Sunset, and the write-off of $6.7 million of deferred costs associated with Sunset’s CDO notes payable.
(E)	The pro forma adjustment to indebtedness reflects the recording of a discount on Sunset’s CDO notes payable liability to estimated fair value as of September 30, 2006. The estimated fair value adjustment was based upon discounted cash flow analysis, which considered the estimated remaining life of the debt and estimated market interest rates as of September 30, 2006.
(F)	The pro forma adjustment to other liabilities is comprised of $2.1 million of estimated transaction costs incurred by AFT and $4.9 million of transaction costs to be incurred by Sunset prior to the effective date of the merger.
(G)	The pro forma adjustment to stockholders’ equity is comprised of $90.8 million of stock distributed to the AFT shareholders less the 140,250 shares tendered and the reversal of Sunset’s $100.0 million of stockholders’ equity as of September 30, 2006.

The following table summarizes the unaudited pro forma consolidated income statement for the nine-month period ended September 30, 2006 assuming the merger with AFT occurred on January 1, 2006.

Pro Forma Condensed Combined Income Statement

(In thousands, except per share data)

	AFT For the period from January 31 through September 30, 2006	Sunset For the nine month period ended September 30, 2006	Pro Forma Adjustment		Pro Forma Combined
Revenue
Investment interest income	$108,178	$42,801	$1,110	(A)	$152,089
Investment interest expense	(91,641)	(34,293)	—		(125,934)
Provision for loan loss	(616)	(2,172)	—		(2,788)
Change in fair value of free-standing derivatives	1,996	730	—		2,726

Net investment income	17,917	7,066	1,110		26,093

Expenses
Related party management compensation	4,025	—	499	(B)	4,524
Salaries and employee benefits	—	1,868	(1,868	)(B)	—
General and administrative	1,093	6,820	(4,264	)(B)	3,649

Total Expenses	5,118	8,688	(5,633)		8,173

Income before interest and other income, minority interest and taxes	12,799	(1,622)	6,743		17,920
Interest and other income	2,412	—	—		2,412
Loss on sale of assets	(846)	(20,846)	—		(21,692)
Gain on derivative contracts	9,572	17,621	—		27,193

Income before minority interest and taxes	23,937	(4,847)	6,743		25,833
Minority interest	(5,008)	—	—		(5,008)

Income before taxes	18,929	(4,847)	6,743		20,825
Provision for income taxes	(478)	(150)	—		(628)

Net Income	$18,451	$(4,997)	$6,743		$20,197

Earnings Per Share:
Basic	$1.66	$(0.48)			$0.83
Diluted	$1.66	$(0.48)			$0.83
Weighted Average Shares Outstanding (C):
Basic	11,100	10,483			24,370
Diluted	11,140	10,483			24,389

(A)	Represents the accretion of the difference between the fair value of the Sunset residential loans receivable acquired and the principal balance of such loans. The fair value adjustment, which represents a discount, is being accreted as an adjustment to interest income over the terms of the respective loans using the effective interest method.
(B)	Represents the adjustment to operating expenses resulting from Sunset’s management agreement with Cohen. Cohen handled Sunset’s day-to-day operations and administered Sunset’s business activities and was entitled to receive from Sunset certain fees and reimbursements, consisting of a base management fee, an incentive fee based on certain performance criteria, and certain operating expenses as defined in the management agreement. The pro-forma adjustment to related party management compensation includes $1.0 million in aggregate external management fees. The following operating expenses are included within the management agreement and therefore have been adjusted: approximately $947,000 of salaries and employee benefits expenses, $1.2 million of facilities and equipment expenses, and approximately $438,000 of other general and administrative expenses. The following non-recurring expenses that are directly attributable to the transaction have been adjusted: approximately

$921,000 of severance and stay bonus expenses, approximately $2.0 million of advisory and professional service fees, and approximately $588,000 of other general and administrative expenses. Additionally, the pro forma adjustment to related party compensation expense includes the impact of $452,000 of previously recognized AFT expense associated with restricted shares of certain executive officers of AFT that were cancelled in connection with the consummation of the merger. The expense associated with the cancellation is recorded as a transaction cost of AFT.

(C)	Pro forma combined weighted average outstanding common shares is comprised of the following:

Sunset common shares outstanding prior to merger	10,513
Subscription to tender offer	(140)
Shares to be issued in connection with the merger, net of unvested restricted shares	13,997

Total pro forma weighted average common shares outstanding	24,370

The following table summarizes the (unaudited) pro forma consolidated income statement for the three-month period ended September 30, 2006 assuming the merger with AFT occurred on January 1, 2006.

Pro Forma Condensed Combined Income Statement

(In thousands, except per share data)

	AFT For the period from July 1 through September 30, 2006	Sunset For the three month period ended September 30, 2006	Pro Forma Adjustment		Pro Forma Combined
Revenue
Investment interest income	$56,559	$18,429	$411	(A)	$75,399
Investment interest expense	(47,413)	(15,565)	—		(62,978)
Provision for loan loss	(565)	(2,246)	—		(2,811)
Change in fair value of free-standing derivatives	—	697	—		697

Net investment income	8,581	1,315	411		10,307

Expenses
Related party management compensation	2,009	—	(43	)(B)	1,966
Salaries and employee benefits	—	1,264	(1,196	)(B)	68
General and administrative	657	2,094	(1,504	)(B)	1,247

Total Expenses	2,666	3,358	(2,743)		3,281

Income before interest and other income, minority interest and taxes	5,915	(2,043)	3,154		7,026
Interest and other income	686	—	—		686
Gain on sale of assets	—	1,369	—		1,369
Gain on derivative contracts	(675)	8,096	—		7,421

Income before minority interest and taxes	5,926	7,422	3,154		16,502
Minority interest	(2,615)	—	—		(2,615)

Income before taxes	3,311	7,422	3,154		13,887
Provision for income taxes	(31)	(150)	—		(181)

Net Income	$3,280	$7,272	$3,154		$13,706

Earnings Per Share:
Basic	$0.30	$0.69			$0.56
Diluted	$0.29	$0.69			$0.56
Weighted Average Shares Outstanding:
Basic	11,108	10,494			24,370
Diluted	11,172	10,495			24,389

(A)	Represents the accretion of the difference between the fair value of the Sunset residential loans receivable acquired and the principal balance of such loans. The fair value adjustment, which represents a discount, is being accreted as an adjustment to interest income over the terms of the respective loans using the effective interest method.

(B)	Represents the adjustment to operating expenses resulting from Sunset’s management agreement with Cohen. Cohen handled Sunset’s day-to-day operations and administered Sunset’s business activities and was entitled to receive from Sunset certain fees and reimbursements, consisting of a base management fee, an incentive fee based on certain performance criteria, and certain operating expenses as defined in the management agreement. The pro-forma adjustment to related party management compensation includes $126,000 in aggregate external management fees. The following operating expenses are included within the management agreement and therefore have been adjusted: approximately $400,000 of salaries and employee benefits expenses, $376,000 of facilities and equipment expenses, and approximately $258,000 of other general and administrative expenses. The following non-recurring expenses that are directly attributable to the transaction have been adjusted: approximately $796,000 of severance and stay bonus expenses, approximately $759,000 of advisory and professional service fees, and approximately $111,000 of other general and administrative expenses. Additionally, the pro forma adjustment to related party compensation expense includes the impact of $169,000 of previously recognized AFT expense associated with restricted shares of certain executive officers of AFT that were cancelled in connection with the consummation of the merger. The expense associated with the cancellation is recorded as a transaction cost of AFT.

Note 13 – Subsequent Events

Consummation of Merger

On October 6, 2006, we consummated our merger with AFT. For legal structuring purposes, we purchased AFT by issuing our common stock to the AFT shareholders; however, for accounting purposes, AFT was the acquiring entity. Pro Forma financial information reflecting AFT as the accounting acquirer is presented in Note 12.

Severance Agreements and Employee Stay Plan

Under terms of employment agreements with certain of our officers at the time of the merger, change of control severance became due and payable. The agreements covered our chief financial officer, chief investment officer and chief technology officer, totaled $1.7 million and were expensed and paid upon close of the merger.

In conjunction with the announcement of the merger, Sunset’s board of directors put in place an incentive plan to encourage employees to stay with Sunset through the merger date. These amounts were expensed over the period April 27, 2006 through October 6, 2006. Upon close of the merger, $287,000 was paid to employees under this plan. In addition, unvested shares of restricted stock representing 14,266 shares of our common stock became fully vested upon close of the merger.

Tender Offer

In conjunction with the merger, we commenced a self-tender offer to purchase for cash at $8.03 per share up to 2.7 million shares of our common stock from existing stockholders. The tender offer expired at 3:15 p.m. on October 6, 2006, at which time 140,250 shares of common stock had been tendered. Payment for these shares, which totaled $1.1 million, was made on October 11, 2006.

Dividend Declared

On October 18, 2006, our board of directors declared a quarterly dividend of $0.28 per share of common stock. The dividend is payable on December 15, 2006 to stockholders of record as of November 1, 2006.

Form S-3 Registration Statement

On October 20, 2006, we filed a Form S-3 Registration Statement with the Securities and Exchange Commission to register shares of our common stock, par value $0.001 per share, at an aggregate initial offering price which will not exceed $450,000,000.

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

The financial results presented in the Form 10-Q are for Sunset Financial Resources, Inc. as of and for the period ended September 30, 2006, and do not reflect the impact of the merger of Sunset with Alesco Financial Trust (AFT) on October 6, 2006. Under the terms of the merger, AFT is deemed to be the accounting acquirer and financial statements for periods after October 6, 2006 will reflect AFT as the predecessor company. Pro Forma financial statements for the merged company are presented in Note 12 of the Notes to Unaudited Consolidated Financial Statements. On October 6, 2006, we changed our name to Alesco Financial Inc.

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

Executive Overview

We were formed as Sunset Financial Resources, Inc., a Maryland corporation, in October 2003 to acquire, on a leveraged basis, a portfolio of residential mortgage assets and commercial mortgage bridge loans (including loans that we own jointly with others) in the United States.

In October 2005, the special committee of our board of directors engaged Banc of America Securities LLC to perform a review of our business plan and to advise the special committee regarding exploring other alternatives to maximize shareholder value. On April 27, 2006, after an extensive analysis of our strategic alternatives, we entered into a definitive agreement, subject to stockholder approval, to merge with AFT, a specialty finance REIT based in Philadelphia, Pennsylvania. On October 6, 2006, our stockholders approved the merger and we changed our name to Alesco Financial Inc.

Concurrent with signing the Merger Agreement, we also entered into an interim management agreement with Cohen & Company Management, LLC (Cohen), the external manager of AFT. On October 6, 2006, the interim management agreement was terminated and we assumed the long-term management agreement that was in place between AFT and Cohen. Under terms of the interim management agreement, Cohen began assisting us in redeploying our assets into the following target asset classes, subject to oversight by our board of directors, which are consistent with the target asset classes that will be invested in under the long-term management agreement:

•	Mortgage loans and other real estate related senior and subordinated debt, residential mortgage-backed securities (RMBS), and commercial mortgage-backed securities (CMBS);

•	Subordinated debt financings originated by Cohen or third parties, primarily in the form of trust preferred securities (TruPS) issued by banks, bank holding companies and insurance companies, and surplus notes issued by insurance companies; and

•	Leveraged loans made to small and mid-sized companies in a variety of industries characterized by relatively low volatility and overall leverage, including the consumer products and manufacturing industries.

We may also invest opportunistically from time to time in other types of investments within Cohen & Company’s areas of expertise and experience, such as mezzanine real estate loans, participations in mortgage loans, corporate tenant leases and equity interests in real estate, subject to maintaining our qualification as a REIT and our exemption from regulation under the Investment Company Act of 1940.

The redeployment of our assets began in May 2006, and was substantially complete by September 30, 2006. By implementing this revised strategy, we sold a significant portion of our RMBS assets and reinvested our capital into what we believe will be higher yielding investments.

A summary of our third quarter activities follows:

•	Continued redeployment of our residential portfolio:

•	Sold mortgage-backed securities with a fair value of $440.4 million. These securities were identified for sale in the prior quarter, and an impairment of $13.5 million was recorded to the income statement for the quarter ended June 30, 2006 to reduce the carrying value of the securities. Subsequent to June 30, 2006, the securities recovered value and were sold during the third quarter for a gain of $1.4 million;

•	Paid off reverse repurchase agreements with a notional amount of $436.3 million; and

•	Terminated interest rate swaps with a notional of $292.1 million and a fair value of $8.2 million.

•	Entered into investments as outlined in the interim management agreement:

•	Deposited an additional $19.6 million on a warehouse credit facility, which funds investments in TruPS; and

•	On August 3, 2006, we invested in “Kleros Real Estate CDO II, Ltd.” (Kleros II), a CDO securitization that provides financing for investments in MBS. Kleros II received commitments for $994.7 million of CDO notes, all of which were issued to investors as of September 30, 2006. Kleros II also issued $4.0 million of preference shares upon closing. We retained 100% of the common and preference shares of Kleros II, $11.0 million of the Class D CDO notes, and $15.0 million of the Class E CDO notes. As a result of the explicit interest that we have in this CDO entity, we have consolidated approximately $1.0 billion of assets and $968.7 million of CDO notes payable as of September 30, 2006.

•	We assessed the Peerless commercial mortgage loan for impairment, including a review of the estimated future cash flows from the development project and the underlying collateral value, and determined that the loan was impaired and that a provision of $2.2 million was required as of September 30, 2006.

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

Principles of Consolidation

Our consolidated financial statements reflect the accounts of the Company and majority-owned and/or controlled subsidiaries and those entities for which we are determined to be the primary beneficiary in accordance with FIN 46R. The portions of these entities not owned by us are presented as minority interest as of the date and for the period presented in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Under our revised investment strategy, we obtain explicit or implicit interest in other entities. In each case, we evaluate the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not we are deemed to be the primary beneficiary of the VIE, in accordance with FIN 46R. We consolidate VIEs of which we are deemed to be the primary beneficiary or non-VIEs which we control. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining the primary beneficiary of a VIE, we consider our aggregate explicit and implicit variable interests as a single variable interest. Our aggregate explicit and implicit interest in a VIE includes variable interests that related parties hold in the same VIE. Related parties include those parties identified in FASB Statement No. 57 (“SFAS No. 57”), “Related Party Disclosures”, and certain other parties that are acting as de facto agents or de facto principals of the variable interest holder. In the event that the aggregate variable interest held by our related party group would, if held by a single party, identify that party as the primary beneficiary, then the party, within the related party group, that is most closely associated with the VIE is the primary beneficiary of the VIE. If our single or aggregate variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, we are considered the primary beneficiary of the VIE. We consolidate CDO entities that are VIE entities when we are determined to be the primary beneficiary. We reconsider our determination of whether an entity is a VIE and whether we are the primary beneficiary of such VIE if certain events occur. In the case of non-VIEs or VIEs where we are not deemed to be the primary beneficiary and we do not control the entity, but have the ability to exercise significant influence over the entity, we account for our investment under the equity method.

We have determined that certain special purpose trusts formed by third party issuers of TruPS to issue such securities are VIEs (“Trust VIEs”) and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary of the special purpose trust. In most instances, we are the primary beneficiary of the Trust VIEs because we hold, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIEs are initially financed directly by CDOs or through our warehouse facilities. Under the warehouse agreements, we deposit cash collateral with an investment bank and bear the first dollar risk of loss, up to our collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes us to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by third party sponsors of the Trust VIEs in exchange for the TruPS proceeds and the common equity securities of the Trust VIE. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIE, are included in our financial statements and the related TruPS are eliminated. Pursuant to Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs to third party sponsors are recorded net of the common equity securities issued.

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

Valuation of Mortgage and Debt Securities

Our mortgage-backed securities have fair values determined by management based on the average of third-party broker quotes received. Because the price estimates may vary to some degree between sources, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different presentations of fair value.

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

Allowance for Loan Losses

Our loan portfolio consists of residential mortgage loans, a securitized loan pool and commercial mortgage bridge loans. In establishing our allowance for loan loss policy on our securitized loan portfolio, we utilize publicly available information regarding losses realized on similar types of assets. In addition, our commercial mortgages are evaluated individually for impairment. Any loan past due in excess of 60 days is evaluated, but other loans may be included in this analysis based on specific facts and circumstances. All impaired loans are evaluated in accordance with SFAS No. 114, which requires that impaired loans be evaluated based on a discounted cash flow analysis, or, if the loan is considered collateral dependent, on the fair value of the collateral less the estimated cost to sell. Any specific allowance is established as a component of the allowance for loan losses. The ultimate net realizable value of the collateral securing our mortgage loans may impact any actual losses incurred.

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

Financial Condition

Net assets (total assets less liabilities) were $100.0 million at September 30, 2006, down $7.0 million from December 31, 2005. This decrease was primarily the result of our $5.0 million net loss for the period, dividends of $6.2 million, including the pre-merger dividend of $0.50 per common share declared during September, and the net loss of $3.1 million on the combination of sales of securities and terminations of interest rate swaps related to the redeployment of our assets. During the quarter ended June 30, 2006, we began redeploying our residential mortgage assets into new asset classes.

As of September 30, 2006, mortgage assets with a fair value of $798.9 million had been sold, and the net cash proceeds after repayment of associated reverse repurchase agreements, were invested in new assets classes. Total assets at September 30, 2006 were $2.0 billion, and were comprised of residential mortgage-related assets, commercial bridge loans and investments in new target assets, including a warehouse line for the issuance of TruPS, a preferred equity investment in a CLO entity that is collateralized by leverage loans and an equity investment in a CDO entity that is collateralized by MBS.

Investments and Financings

As a part of our redeployment efforts during the second quarter of 2006, we used cash of $15.0 million to purchase 46% of the preferred equity of an entity that issues loan obligations which are collateralized by leveraged loans. At September 30, 2006, this CLO entity had collateral of $266.0 million. For the three months ended September 30, 2006, we recorded dividend income on these securities of $951,000.

Also included in available for sale securities were subordinated debentures of the Trust VIEs of which we are deemed to be the primary beneficiary. At September 30, 2006, we consolidated $536.0 million of subordinated debentures issued by Trust VIEs, and recorded a corresponding trust preferred obligation.

During the three months ended September 30, 2006, we invested in Kleros Real Estate II, Ltd., a CDO securitization that provides financing for investments in MBS. We purchased 100% of the preference shares of this entity for $4.0 million and also purchased $11.0 million of the Class D notes and $15.0 million of the Class E notes. Upon consolidation of this entity, we reflected $1.0 billion in available for sale securities and $968.7 million in CDO notes payable.

On September 29, 2006, we purchased a pool of 5-year hybrid residential mortgage loans for $99.9 million. These loans were financed with reverse repurchase agreements. In addition, we continue to hold securitized mortgages with an amortized cost of $142.2 million at the balance sheet date.

Securities and securitized loans are financed through the use of reverse repurchase agreements. We had lines with 14 financial institutions as of September 30, 2006 totaling $2.5 billion. We had borrowings with four institutions totaling $304.5 million in reverse repurchase agreements outstanding with an average rate of 5.51% and an average remaining maturity of 28 days.

Our borrowings generally have a shorter maturity than our assets which creates an interest rate mismatch. We use derivative instruments to extend the interest rate characteristics of our borrowings. As of September 30, 2006, we had 12 fixed-pay interest rate swaps with a notional balance of $452.9 million outstanding. These swaps were accounted for as cash flow hedges of our forecasted borrowings.

The fair market value of swaps is recorded on the balance sheet as a derivative asset or liability. At September 30, 2006, five swaps were in a loss position totaling $9.4 million and were reflected as liabilities and seven swaps were in a gain position totaling $1.0 million and were reflected as assets.

The principal balance of commercial mortgage loans was unchanged during the quarter ended September 30, 2006. We assessed the Peerless commercial mortgage loan for impairment, including a review of the estimated future cash flows from the development project and the underlying collateral value, and determined that the loan was impaired and that a provision of $2.2 million was required as of September 30, 2006. The net balance of the commercial loan portfolio, including the allowance for loans losses, was $9.5 million at September 30, 2006.

Off Balance Sheet Arrangements

We enter into agreements with investment banks to provide warehouse facilities for the purpose of funding investments during an accumulation period. When the warehouse funding reaches an agreed upon accumulation amount, the collateral (TruPS) is securitized and transferred to a CDO entity. To open the warehouse line, we deposit an amount on the line that bears the first dollar risk of loss, up to our deposit amount, if an investment is liquidated from the warehouse facility at a loss. Because our risk of loss is limited to the cash held as collateral by the warehouse providers, we do not consolidate the balance funded on the warehouse line. However, since we hold an implicit variable interest in certain entities funded under our warehouse facilities, we may be required to consolidate the Trust VIEs while the TruPS they issue are held on the warehouse facilities. At September 30, 2006, we had warehouse deposits totaling $24.2 million with two warehouse providers. As of September 30, 2006, there was approximately $494 million of collateral within these warehouse facilities.

Results of Operations

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005

For the three months ended September 30, 2006, net income was $7.3 million, as compared to a net loss of $1.4 million for the prior year quarter. Components of this quarter’s income included:

•	A $1.4 million gain on the sale of securities with an amortized cost of $439.0 million. These securities were sold for cash proceeds of $440.4 million in connection with the redeployment of our mortgage-backed assets into new asset classes. At June 30, 2006, these assets had been identified for sale and an impairment of $13.5 million was recorded to reduce the carrying value of the securities to approximate sales proceeds. The $1.3 million gain represents a recovery of fair value for the period from June 30, 2006 through the date of actual sale.

•	An $8.2 million gain on the termination of interest rate swap agreements with a notional balance of $292.1 million. The gain on the hedge terminations represents the market value of the swap agreements at the time of termination. Prior to termination, changes in the market value of the swaps, which were designated as cash flow hedges, were reflected as a component of accumulated other comprehensive income.

•	A $2.2 million provision for loan losses. We assessed the Peerless commercial mortgage loan for impairment, including a review of the estimated future cash flows from the development project and the underlying collateral value, and determined that the loan was impaired and that a provision of $2.2 million was required as of September 30, 2006. The loan went into default in June 2006, and no payments were received for interest or principal during the quarter ended September 30, 2006.

Net investment income for the current quarter was $3.6 million, an increase of $797,000 as compared to the same quarter in the preceding year. This increase was due to a combination of a decrease in interest income from our traditional RMBS securities as we sold those securities and the addition of interest income on our new investments.

Operating expenses for the quarter totaled $3.4 million as compared to $3.0 million in the same quarter last year. This increase was due to merger-related expenses, including legal, accounting, tax and banking fees, of approximately $1.1 million that were expensed during the quarter. While we are the acquiring entity from a legal and SEC registrant perspective, pursuant to SFAS 141, we are deemed to be the acquired entity for accounting purposes. Accordingly, costs we incur related to the merger transaction must be expensed as incurred.

The significant components of the quarter-over-quarter increase in operating expenses were as follows:

•	A $484,000 increase in professional fees comprised generally of (i) a $217,000 increase in legal expense related to merger-related activities and stockholder activist activities; (ii) a $9,000 increase in audit and tax expense related to the merger and filing the proxy statement; and (iii) a $245,000 increase in other professional fees, related primarily to printing, filing and mailing costs for the proxy material.

•	A $68,000 increase in salaries and employee benefits due primarily to the accrual of expense related to a retention program put in place to encourage employees to stay with the Company through the consummation of the merger.

•	A $127,000 expense for fees to Cohen under the interim management agreement entered into on April 27, 2006.

•	A $31,000 decrease in other operating expenses due primarily to the lack of non-legal collection costs on commercial loans, reduced software and hardware expense, reduced board of director fees due to fewer meetings and a decrease in depreciation expense, offset in part by an impairment charge taken to reduce the carrying value of fixed assets to net realizable value.

•	A $262,000 decrease in severance expense. During the current quarter, severance expense of $591,000 was recorded related to the departure of George Deehan, our prior chief executive officer.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

For the nine months ended September 30, 2006, net loss was $5.0 million, as compared to a net loss of $5.0 million for the prior year-to-date period. Of the current year loss, $3.2 million related to the redeployment of our assets and was comprised of a $20.8 million loss on the sale of RMBS securities offset significantly by a gain of $17.6 million on the termination of interest rate swaps. In addition, we recorded an impairment related to the Peerless commercial loan of $2.2 million.

Net investment income for the current nine-month period was $9.2 million, an increase of $231,000 as compared to the same period in the preceding year. As discussed in the three-month comparison above, the net increase in investment income for the year was due to the reduction in our RMBS securities portfolio, which was more than offset by the net investment income earned on our new assets.

Operating expenses for the nine month period ended September 30, 2006 totaled $8.7 million as compared to $7.1 million in the same period last year. We incurred merger-related expenses, including legal, accounting, tax and banking fees, during the nine-month period of approximately $2.4 million that were expensed pursuant to SFAS 141.

The significant components of the $1.6 million year-over-year increase in operating expenses were as follows:

•	A $1.8 million increase in professional fees comprised generally of (i) a $752,000 increase in legal expenses related to merger-related activities, stockholder activist activities and commercial loan collection efforts; (ii) an $849,000 increase in other professional fees comprised primarily of $500,000 in banking fees and expenses and $350,000 in printing-related costs for the proxy materials; and (iii) a $178,000 increase in audit and tax fees related to the filing of the merger proxy and costs related to finalizing 2005 year-end Sarbanes-Oxley efforts.

•	A $361,000 expense for fees to Cohen under the interim management agreement entered into on April 27, 2006.

•	A $41,000 decrease in salaries and employee benefits due primarily to (i) there being no bonus expense for the current year, and (ii) there being no relocation expense for the current year. These decreases were offset in part by the accrual of expense related to a retention program put in place to encourage employees to stay with the Company through the consummation of the merger.

•	A $223,000 decrease in other operating expenses related primarily to a reduction in directors and officers liability insurance, a decrease in depreciation expense and the lack of collection-related (non-legal) costs on commercial loans.

•	A $273,000 decrease in severance expense. During the current quarter, severance expense of $591,000 was recorded related to the departure of George Deehan, our prior chief executive officer.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We believe our available cash balances, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months, but our ability to grow our business will be limited by our ability to obtain future financing. Over the next 12 months we expect that we will not have significant fixed liabilities payable relating to our management agreement due to the collateral management fee credits that we receive under the management agreement. We primarily finance our TruPS and mortgage-backed securities with warehouse facilities and CDO notes payable. We finance our residential mortgage loans and securitized loan pool through the use of short-term repurchase agreements. Should our liquidity needs exceed our available sources of liquidity, we believe that the securities in which we have invested could be sold or utilized in a repurchase agreement to raise additional cash. We expect to continue to grow our business and will need to arrange for additional sources of debt and equity capital to fund that growth. Other than TruPS-related warehouse facilities described within the consolidated financial statements, we currently have no commitments for any additional financings, and there can be no assurance that we will be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected. As of September 30, 2006, we had total indebtedness of approximately $1.8 billion.

Our primary cash needs include the ability to:

•	distribute earnings to maintain our qualification as a REIT;

•	pay costs of borrowings, including interest on such borrowings and expected CDO, CLO and other securitization debt;

•	pay base and incentive fees to our external manager;

•	fund investments and operating expenses; and

•	pay federal, state and local taxes of our domestic TRS subsidiaries.

We have available the following primary cash resources:

•	revenue from operations, including interest income from our investment portfolio;

•	interest income from temporary investments and cash equivalents; and

•	borrowings under repurchase agreements, warehouse facilities and other credit facilities.

We intend to generate suitable investments that can be financed on a long-term basis through CDOs and CLOs, and other types of securitizations to finance our assets with more long-term capital. Our liquidity will be dependent in part upon our ability to successfully implement our securitization strategy. Factors that could affect our future ability to complete securitizations include conditions in the securities markets generally, conditions in the asset-backed securities markets specifically and the performance of our portfolio of securitized assets

For the period ended September 30, 2006, we had adequate liquidity to meet our requirements for normal recurring operating expenses, as well as dividend payments, interest payments and refinancings, and we believe our operations, including our ability to leverage our securities portfolio, will continue to provide sufficient liquidity to meet our future cash requirements.

Operating Activities

We generated cash from operations during the nine months ended September 30, 2006 of $14.8 million. This was primarily the result of changes in working capital components combined with net income generated by operations prior to the impact of gains realized on the termination of interest rate swap agreements, losses realized on the sale of residential mortgage securities, and impairments taken on a commercial loan.

Investing Activities

We used $816.4 million in investing activities during the period. During the quarter ended September 30, 2006, we received principal payments of $149.8 million on our securities and loan portfolios and continued the redeployment of our assets by selling RMBS securities for cash proceeds of $798.9 million. We reinvested the proceeds in $1.7 billion of new assets comprised primarily of RMBS securities, mortgage loans and subordinated debt financings.

Financing Activities

We received $791.3 million in cash for financing activities during the period. To finance new investments, we issued CDO notes payable of $968.7 million and trust preferred obligations of $536.0 million. We also terminated interest rate swaps in conjunction with our RMBS redeployment and received cash of $18.7 million and paid down our reverse repurchase agreements by a net $727.3 million. We also used cash of $946,000 during the nine-month period to pay dividends of $0.09 per common share to our stockholders.

Market Risks

As a financial institution that has only invested in U.S.-dollar denominated instruments and has only borrowed money in the domestic market, we are not subject to foreign currency exchange or commodity price risk, but rather our market risk exposure is limited primarily to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially hybrid ARM portfolio prepayments. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities.

As we reposition our assets into new target investments, our primary market risk continues to be exposure to interest rates, as well as credit risk, on our investments in debt instruments, TruPS and debt securities. These new interest rate sensitive assets and liabilities typically will be held for long-term investment and not held for sale purposes. Our intent in structuring CDO and CLO transactions and other securitizations will be to limit interest rate risk by our financing strategy to match the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments.

We will seek to manage our credit risk through the underwriting and credit analysis processes that are performed by Cohen in advance of acquiring an investment. The TruPS, leverage loans, mortgage-backed securities and other investments that we expect to consider for future CDO and CLO transactions and other securitizations will be subjected to a comprehensive credit analysis process and require the approval of Cohen’s and our credit committees for that asset class prior to funding.

Our exposure to market risk pertains to losses resulting from changes in interest rates and equity security prices. We are exposed to credit risk and interest rate risk related to our investments in debt instruments, TruPS, debt securities and real estate securities. Our primary market risk is that we are exposed to interest rate risk. Interest rates may be affected by economic, geopolitical, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives typically will be held for long-term investment and not held for sale purposes. Our intent in structuring CDO and CLO transactions and other securitizations will be to limit interest rate risk by our financing strategy to match the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. Although we have had only limited operations and acquired a limited amount of assets as of September 30, 2006 using AFT’s historical investment strategy, we do not believe an increase in interest rates will have an impact on our net equity in our overall portfolio.

We intend to make investments that are either floating rate or fixed rate. Our floating rate investments will generally be priced at a fixed spread over an index such as LIBOR that reprices either quarterly or every 30 days based upon movements in effect at each measurement date. Given the frequency of future price changes in our floating rate investments, changes in interest rates are not expected to have a material effect on the value of these investments. Increases or decreases in LIBOR will have a corresponding increase or decrease in our interest income and the match funded interest expense, thereby mitigating the net earnings impact on our overall portfolio. In the event that long-term interest rates increase, the value of our fixed-rate investments would be diminished. We have hedged this risk where the benefit outweighs the cost of the hedging strategy. Such changes in interest rates would not have a material effect on the income of these investments, which generally will be held to maturity.

We will seek to manage our credit risk through Cohen & Company’s underwriting and credit analysis processes that are performed in advance of acquiring an investment. The TruPS, leveraged loans, MBS and other investments that we expect to consider for future CDO and CLO transactions and other securitizations will be subject to a comprehensive credit analysis process and require the approval of Cohen & Company’s credit committees for that asset class prior to funding.

We expect to make investments that are denominated in U.S. dollars, or if made in another currency we will enter into currency swaps to convert the investment into a U.S. dollar equivalent. It may not be possible to match the payment characteristics of the investment with the terms of the currency swap to fully eliminate all currency risk and such currency swaps may not be available on acceptable terms and conditions based upon a cost/benefit analysis.

Trends that May Affect our Business

Our investment portfolio may be impacted by the following trends:

Rising interest rate environment. Interest rates have increased during the current fiscal year and may continue to increase. With respect to our loan portfolio as of September 30, 2006, which is heavily concentrated in 5/1 and 7/1 hybrid adjustable rate mortgages that bear fixed interest rates for an initial period of five and seven years and thereafter bear floating interest rates, we do not expect interest rate increases to materially impact our net investment income, as we have financed these investments through repurchase agreements that bear floating interest rates. We use interest rate swaps to effectively convert the floating rate interest payment on the repurchase agreements to a fixed rate during the period the residential mortgages bear fixed rates. Our investments in RMBS are financed with CDO notes payable that bear a floating interest rate and a portion of our collateral securities pay at a fixed rate, and we use interest rate swaps to effectively convert this floating rate debt into fixed-rate debt. By using this hedging strategy, we believe we have effectively match-funded our assets with liabilities during the fixed-rate period of our investments in securities. An increase or decrease in interest rates will generally not impact the net investment income generated by our investments in securities. However, an increase or decrease in interest rates will affect the fair value of our investments in securities, which will generally be reflected in our financial statements as changes in other comprehensive income unless impairment of an investment occurs that is not temporary, in which case the impairment would be reflected as a charge against our earnings.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. Because interest rates may continue to increase, prepayment rates may fall. If interest rates begin to fall, triggering an increase in prepayment rates in our current residential mortgage portfolio which is heavily weighted towards hybrid adjustable rate mortgages, our net investment income relating to our residential mortgage portfolio would decrease.

Competition. We expect to face increased competition for our targeted investments, particularly our acquisition of TruPS. We are aware that third parties other than Cohen & Company have recently raised substantial funds, or are seeking to raise funds, in order to offer TruPS products to Cohen & Company target customers. While we expect that the size and growth of the market for the TruPS product will continue to provide us with a variety of investment opportunities, competition may have adverse effects on our business. Competition may limit the number of suitable investment opportunities offered to us. Competition may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Other Matters

The Code requires that at least 75% of our total assets must be qualified REIT assets, as defined by the Code. The Code also requires that we meet, on an annual basis, a defined 75% source of income test and a 95% source of income test. We calculated that we were in compliance with each of these quarterly requirements as of September 30, 2006. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of September 30, 2006, we believe that we continue to qualify as a REIT under the provisions of the Code.

We seek to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines as an investment company any issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we have organized our company as a holding company that conducts our businesses primarily through majority-owned subsidiaries, the securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other “investment securities” we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis.

We organized our company so that we will not be considered an investment company under the Investment Company Act because we will satisfy the 40% test of Section 3(a)(1)(C) in that the value of our investments in majority-owned subsidiaries that qualify for the Section 3(c)(5)(C) exemption or qualify for other exemptions from the Investment Company Act (except Section 3(c)(1) or 3(c)(7)) will exceed 60% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We monitor our holdings to ensure continuing and on-going compliance with this test. In addition, we believe our company will not be considered an investment company under Section 3(a)(1)(A) because we will not engage primarily or hold our company out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, our company, through our majority-owned subsidiaries, is primarily engaged in the non-investment company businesses of those subsidiaries.

If the combined value of our investments in subsidiaries that are excepted by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of our total assets on an unconsolidated basis, or if one or more of our subsidiaries fail to maintain their exceptions or exemptions from the Investment Company Act, we may have to register under the Investment Company Act and could become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters and our manager will have the right to terminate our management agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the caption “Market Risks.”

Item 4. Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our then Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)) as of September 30, 2006. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at June 30, 2006, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

On April 27, 2006, in connection with the signing of our merger agreement with AFT, we entered into and began operating under an interim management agreement with Cohen. Under the guidelines of this agreement we changed our investment strategy. We began disposing of a significant portion of our mortgage-backed securities and redeploying our capital into investments consistent with those of AFT. In connection with the consummation of the merger on October 6, 2006, we assumed the long-term management agreement that was in place between AFT and Cohen. Cohen and its personnel replaced the former Sunset personnel and assumed control of our internal financial and accounting functions. Our manager is also implementing a new financial accounting system on our behalf. The internal control over financial reporting related to our new investment strategy and our new financial accounting system were not considered in our December 31, 2005 year-end assessment of internal control and are currently being evaluated for effectiveness. In addition, since December 31, 2005 and prior to consummation of the merger, certain employees resigned from their employment with Sunset and their respective responsibilities were reassigned to remaining employees or to contract employees.

The redeployment of our assets under the new investment strategy, the changes in personnel that occurred since December 31, 2005, including during the three-months ended September 30, 2006, and the implementation of a new financial accounting system following consummation of the merger are considered to be material changes in our internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act), and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 26, 2006, Sunset commenced arbitration proceedings with the American Arbitration Association against Richard Amelung, Frank Amelung, Eugenia Amelung, Anthony Porter and Dorothy Porter, guarantors of a promissory note in the amount of $11.7 million, in connection with a commercial mortgage loan on real property in North Carolina and membership interests in a limited liability company owning residential property in North Carolina. We intend to seek to recover the balance on the promissory note plus accrued interest, attorney fees and costs from the guarantors and foreclose on a portion of the real property that collateralizes the commercial mortgage loan. The outcome of these proceedings are unknown at this time.

On October 7, 2005, Sunset filed a lawsuit against Owens Mortgage Investment Fund and Vestin Mortgage, Inc. in the United States District Court of Nevada for violation of certain provisions under a certain intercreditor agreement relating to our commercial mortgage loan on cemetery/funeral home properties in Hawaii. We are requesting declaratory judgment that certain actions taken by the defendants constitute a breach of the intercreditor agreement, including the sale by Owens Mortgage Investment Fund of its interest in the loan to Vestin Mortgage, Inc., and that payments made by Vestin Mortgage, Inc. to Owens Mortgage Investment Fund for accrued interest should be allocated and distributed to all parties pro rata. The outcome of this suit is unknown at this time.

In April 2005, Sunset filed a lawsuit against Redevelopment Group V, LLC, a Pennsylvania limited liability company, in the Camden County Superior Court of New Jersey for collection of a $4.7 million loan receivable. On January 31, 2006, the property collateralizing the loan was sold in a court-supervised transaction for $3.5 million. In March 2006, the court released $3.4 million of the proceeds to Sunset, and we anticipate receiving the remaining $100,000 in the coming months. Although the collateral underlying the note has been sold, we retained all of our rights and remedies under the original note agreement against the guarantor of the loan as it relates to the deficiency arising from the sale of the loan collateral and non-performance by the borrower, including default interest, legal and other collection costs, and are pursuing collection. The outcome of this suit is unknown at this time. On July 6, 2005, Redevelopment Group V filed a countersuit against Sunset seeking rescission of the loan documents, which we intend to defend vigorously.

Item 1A. Risk Factors

The risk factors contained in the section entitled “Risk Factors” from our registration statement on Form S-3 (File No. 333-138136), filed with the SEC on October 20, 2006, are attached hereto as Exhibit 99.1 and are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits – see “Exhibit Index.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alesco Financial Inc.

Dated: November 3, 2006	By:	/s/ John L. Longino
John L. Longino
Chief Financial Officer

Exhibit Index

Exhibit No.
2.1*	Amended and Restated Agreement and Plan of Merger dated as of July 20, 2006, by and among Alesco Financial Trust, Jaguar Acquisition, Inc. and Sunset Financial Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on July 26, 2006)

2.2*	Letter Agreement dated September 5, 2006 by and among Sunset Financial Resources, Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on September 5, 2006)

2.3*	Letter Agreement dated September 29, 2006 by and among Sunset Financial Resources, Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on September 29, 2006)

3(i).1*	Articles of Amendment of Sunset Financial Resources, Inc., changing its name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to the Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006)

3(i).2*	Second Articles of Amendment and Restatement (incorporated by reference to Amendment No. 1 to the Form S-11 (Registration No. 333-111018 filed with the SEC on February 6, 2004)

3(ii).3*	Amended Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 11, 2005)

4.1*	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006)

10.1*	Interim Management Agreement, dated as of April 27, 2006, by and between Sunset Financial Resources, Inc. and Cohen Brothers Management, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 28, 2006)

10.2**	Indenture dated as of August 3, 2006 by and among Kleros Real Estate CDO II, Ltd., Kleros Real Estate CDO II, LLC and LaSalle Bank National Association

10.3**	Collateral Advisory Agreement dated as of August 3, 2006 between Kleros Real Estate CDO II, Ltd. and Strategos Capital Management, LLC

31.1**	Certification of Chief Executive Officer pursuant to Securities Act Rules 13a-14(a) and 15d-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Securities Act Rules 13a-14(a) and 15d-14(a)

32.1***	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2***	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1**	Risk Factors

*	incorporated by reference
**	filed herewith
***	furnished herewith