Form 10-K
period 2006-12-31
ALESCO FINANCIAL INC
filed 2007-03-16
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32026

ALESCO FINANCIAL INC.

(Exact name of registrant as specified in its charter)

Maryland	16-1685692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Cira Centre

2929 Arch Street, 17th Floor

Philadelphia, PA 19104

(215) 701-9555

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐                         Accelerated filer  ☒                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter and the number of shares outstanding on that date was $88.5 million. As of March 14, 2007, there were 55,457,931 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s 2006 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward Looking Statements or Information

This Annual Report on Form 10-K contains certain forward-looking statements relating to Alesco Financial Inc. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in “Item 1A—Risk Factors.” Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.

Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K, unless otherwise noted and as the context otherwise requires, we refer to the combined company Alesco Financial Inc. and its subsidiaries as “the Company,” “we,” “us,” and “our,” to the pre-merger Sunset Financial Resources, Inc. and its subsidiaries as “Sunset,” to the pre-merger Alesco Financial Trust and its subsidiaries as “AFT,” to our manager, Cohen & Company Management, LLC, as “our manager”, and to our manager’s ultimate parent, Cohen Brothers, LLC (which does business as Cohen & Company) as “Cohen & Company”.

From an accounting perspective, as used throughout this Annual Report on Form 10-K, the terms “the Company”, “we”, “us” and “our” refer to the pre-merger operations of AFT and the combined operations of the merged company and its consolidated subsidiaries post-merger through December 31, 2006.

PART I

ITEM 1.	BUSINESS.

On October 6, 2006, Alesco Financial Trust, or AFT, completed its merger with Alesco Financial Inc. (formerly Sunset Financial Resources, Inc.). Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, as amended by letter agreements dated September 5, 2006 and September 29, 2006, upon the completion of the merger each common share of beneficial interest of AFT was converted into the right to receive 1.26 shares of common stock of Sunset, which resulted in the issuance of 14,415,530 Sunset shares. In accordance with U.S. generally accepted accounting principles the transaction was accounted for as a reverse acquisition, AFT was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date.

The Company is a specialty finance company formed to invest primarily in certain target asset classes identified by Cohen & Company and its affiliates. Sunset elected and the Company continues to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes. The Company is externally managed and advised by Cohen & Company Management, LLC, whom we refer to as our manager, pursuant to a management agreement. Our manager is an affiliate of Cohen & Company, a specialized research, investment banking and asset management firm, who, since 1999, has provided financing to small and mid-sized companies in financial services, real estate and other sectors.

Our investment objectives are to generate attractive risk-adjusted returns and predictable cash distributions for our shareholders. Future distributions and capital appreciation are not guaranteed, however, and we have a limited operating history employing our investment strategy upon which you can base an assessment of our ability to achieve our objectives and our management has limited experience operating as a REIT. We seek to achieve our objectives by employing the investment strategy followed by AFT since its inception. We invest primarily in Collateralized Debt Obligations, or CDOs, Collateralized Loan Obligations, or CLOs, and similar securitized obligations structured and managed by Cohen & Company or its affiliates, which obligations are collateralized by U.S. dollar denominated assets in the following target asset classes:

•	mortgage loans and other real estate related senior and subordinated debt, Residential Mortgage-Backed Securities, or RMBS, and Commercial Mortgage-Backed Securities, or CMBS;

•

subordinated debt financings originated by Cohen & Company or third parties, primarily in the form of Trust Preferred Securities, or TruPS, issued by banks, bank holding companies and insurance companies, and surplus notes issued by insurance companies; and

•

leveraged loans made to small and mid-sized companies in a variety of industries characterized by relatively low volatility and overall leverage, including the consumer products and manufacturing industries.

Most of our investments in CDOs and CLOs are in the equity securities issued by the special purpose entities formed to effectuate the CDO and CLO financing transactions. Our investments in the equity securities of CDO and CLO entities are junior in right of payment and in liquidation to the collateralized debt securities issued by the CDO and CLO entities. We may also invest opportunistically from time to time in other types of investments within Cohen & Company’s areas of expertise and experience, such as mezzanine real estate loans, participations in mortgage loans, corporate tenant leases and equity interests in real estate, subject to maintaining our qualification as a REIT and our exemption from regulation under the Investment Company Act. Our investment guidelines do not impose any limitations on the type of assets in which we may invest.

In order to maintain our qualification as a REIT, we must comply with a number of requirements under the Internal Revenue Code, including the requirement that we distribute at least 90% of our annual net taxable income (excluding net capital gains) to our stockholders. So long as we qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on our income to the extent we annually distribute that income to our stockholders; however, our domestic Taxable REIT Subsidiaries, or TRSs, such as Alesco Funding Inc., SFR Subsidiary Inc., Sunset Funding, Inc., Alesco Warehouse Conduit, LLC and other domestic TRSs that we may form in the future, generally will be subject to U.S. federal, state and local income taxes on their earnings. A domestic TRS may retain its net income. Accordingly, we are not required to cause our domestic TRSs to distribute all or any portion of their income to us for distribution to our stockholders.

Our investments in TruPS, RMBS and leveraged loans or in corporate entities, such as CDOs and CLOs, that hold TruPS, RMBS and leveraged loans, are subject to limitations because we conduct our business so as to qualify as a REIT and not be required to register as an investment company under the Investment Company Act of 1940. TruPS, leveraged loans and equity in corporate entities, such as CDO and CLO entities, created to hold TruPS, RMBS and leveraged loans, do not qualify as real estate assets for purposes of the REIT asset tests. The income received from these investments will not generally qualify as real estate-related income for purposes of the REIT gross income tests. We must invest in a sufficient amount of qualifying real estate assets directly or through subsidiaries that are disregarded for U.S. federal income tax purposes so that the value of those assets and the amount of gross income they generate, when compared to the value of the securities we hold in TRSs and the dividends received and other income includable by us in our gross income as a result of our TRS investments, together with any other non-qualifying REIT income we earn or non-qualifying assets that we own, enable us to continue to satisfy the REIT requirements. As of December 31, 2006, we held interests in approximately $240.5 million of non-qualifying real estate assets. Qualifying real estate assets typically generate less attractive returns than investments in TruPS, leveraged loans or corporate entities holding TruPS or leveraged loans. As of December 31, 2006, we have invested in approximately $4.2 billion of RMBS, and $1.8 billion of mortgage loans, all of which were qualifying real estate assets and generated qualifying gross real estate income. While our investments in RMBS and mortgage loans generate less attractive returns than our investments in TruPS and leveraged loans, we will continue to invest in RMBS and mortgage loans and in other qualifying real estate assets in order to maintain our qualification as a REIT. We expect that our investments in RMBS and mortgage loans and other qualifying real estate assets will generate most of our gross income for U.S. federal income tax purposes and such income will be supplemented by net income inclusions from our investments in foreign TRSs and net income from our investments in domestic TRSs to the extent such net income is distributed to us.

Our History

Sunset was incorporated in Maryland on October 6, 2003 and completed an initial public offering of common stock in March 2004. Sunset’s NYSE ticker symbol was “SFO”. During the period from the completion of Sunset’s initial public offering through April 27, 2006, Sunset pursued a business strategy of originating commercial mortgage loans and investing in RMBS and CMBS. Sunset elected to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2004.

AFT was organized as a Maryland real estate investment trust on October 25, 2005 and commenced operations on January 31, 2006. On January 31, 2006, February 2, 2006, and March 1, 2006. AFT completed the sale of an aggregate of 11,107,570 common shares at an offering price of $10.00 per share in a private offering. AFT received proceeds from this offering of $102,416,000 net of placement fees and offering costs. AFT intends to elect to be taxed as a REIT for U.S. Federal income tax purposes for its taxable year ended October 6, 2006.

On April 27, 2006, Sunset entered into a merger agreement with AFT, pursuant to which Sunset agreed to acquire AFT by merger in exchange for the issuance of 1.26 shares of Sunset common stock for each common share of AFT. On the same date that Sunset entered into the merger agreement, Sunset entered into an interim management agreement with our manager, pursuant to which Sunset became externally managed by our manager and our manager began to reposition Sunset’s investment strategies to mirror AFT’s investment strategy, which we continue to employ. Our manager was also the external manager of AFT pursuant to a long-term management agreement. The merger closed on October 6, 2006 and the combined company’s named was changed from Sunset Financial Resources, Inc. to Alesco Financial Inc. On that same date, Sunset terminated the interim management agreement and assumed the long-term management agreement in place between AFT and our manager. Immediately following completion of the merger, Sunset’s former stockholders held 42% of the outstanding shares of common stock and the former stockholders of AFT held 58% of the outstanding shares of common stock. On October 9, 2006, the Company began trading on the NYSE under the ticker symbol “AFN”. On November 27, 2006, the Company closed a public offering of 30,360,000 shares of the Company’s common stock par value $0.001 per share, at a public offering price of $9.00 per share, net of placement fees and offering costs.

Our Portfolio and Recent Developments

We hold our portfolio investments primarily through our interests in CDOs and CLOs collateralized by assets in our target asset classes, as well as through financing arrangements such as warehouse lines and repurchase agreements that we use to fund our acquisition of assets prior to their being financed on a longer term basis through a CDO or CLO or other asset securitization vehicles. The following table below summarizes our investment portfolio as of December 31, 2006.

	Amortized Cost	Estimated Fair Value	Percentage of Total Portfolio	Weighted Average Interest Rate
	(Dollars in thousands)
Investment in securities and security-related receivables:
TruPS and subordinated debentures	$3,755,213	$3,736,294	37.2%	7.2%
Mortgage-backed securities	$4,202,675	$4,200,804	42.0%	5.7%

Total investment in securities and security-related receivables	$7,957,888	$7,937,098	79.2%	6.4%

Investment in residential and commercial mortgages and leveraged loans:
Residential mortgages	$1,773,147	$1,761,485	17.6%	6.3%
Commercial loans	$9,500	$9,500	0.1%	—
Leveraged loans	$314,077	$312,470	3.1%	9.0%

Total investment in residential and commercial mortgages and leveraged loans	$2,096,724	$2,083,455	20.8%	6.7%

Investment in loans, net	$10,054,612	$10,020,553	100%	6.5%

We own the following interests in CDOs and CLOs collateralized by our target asset classes:

CDO/CLO	Type of Collateral	Total Expected Principal Amount of Collateral	Interests Held by Us	Investments (At Cost)
Alesco X	Bank and insurance company TruPS and surplus notes	$950.0 million	57.2% of common and preference shares	$32.1 million

Alesco XI	Bank and insurance company TruPS and surplus notes	$667.1 million	55.0% of common and preference shares	$22.5 million

Alesco XII	Bank and insurance company TruPS and surplus notes	$667.6 million	55.0% of common and preference shares	$22.2 million

Alesco XIII	Bank and insurance company TruPS and surplus notes	$500.0 million	62.0% of common and preference shares	$19.3 million

Alesco XIV	Bank and insurance company TruPS and surplus notes	$800.0 million	75.0% of common and preference shares	$36.3 million

Kleros Real Estate I	RMBS	$ 1.0 billion	100% of common and preference shares	$30.0 million

Kleros Real Estate II	RMBS	$ 1.0 billion	100% of common and preference shares	$30.0 million

Kleros Real Estate III	RMBS	$ 1.0 billion	100% of common and preference shares	$30.0 million

Kleros Real Estate IV (1)	RMBS	$ 1.0 billion	100% of common and preference shares	$30.0 million

Emporia II	Middle Market Leveraged Loans	$350.0 million	59.0% of preference shares	$19.3 million

Libertas	Asset Backed Securities	$600.0 million	10.5% of preference shares	$ 1.8 million

Kleros V (2)	Asset Backed Securities	$ 1.2 billion	35.0% of subordinated notes	$ 2.6 million

(1)	Completed February 28, 2007.

(2)	Completed January 10, 2007.

As of December 31, 2006, we had $167.2 million of borrowings outstanding relating to an on-balance sheet warehouse facility in place under which we could acquire up to an aggregate of $500.0 million of TruPS and surplus notes issued by banks and insurance companies and six repurchase agreements with borrowings of approximately $3.0 billion outstanding relating to our purchase of RMBS and residential mortgage loans.

Our Manager

We are externally managed and advised by our manager, Cohen & Company Management, LLC, pursuant to a management agreement which we assumed from AFT in the merger. Our manager is responsible for administering our business activities and day-to-day operations through the resources of Cohen & Company, its ultimate parent. Our manager has entered into a shared services agreement with Cohen & Company pursuant to which Cohen & Company provides our manager with access to Cohen & Company’s credit analysis and risk management expertise and processes, information technology, office space, personnel and other resources to enable our manager to perform its obligations under the management agreement. Our management agreement and the shared services agreement are intended to provide us with access to Cohen & Company’s pipeline of assets in our target asset classes and its personnel and their experience in capital markets, credit analysis, debt structuring and risk and asset management, as well as assistance with corporate operations.

Cohen & Company was founded in 1999 by our chairman, Daniel G. Cohen, who is also the chairman of Cohen & Company and the chairman of our manager and who was formerly the chairman of AFT and the chairman and chief executive officer of Taberna Realty Finance Trust. In December 2006, Taberna was acquired by RAIT Financial Trust (formerly RAIT Investment Trust), a public company that makes investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring real estate interests. On closing of the transaction, Daniel G. Cohen became the chief executive officer of RAIT. Cohen & Company and its subsidiaries have agreed not to compete with Taberna until April 28, 2008 in Taberna’s business of originating TruPS or other preferred securities issued by REITs and real estate operating companies or of acting as the collateral manager of CDOs involving these securities. Accordingly, for as long as our manager is a subsidiary of Cohen & Company, our manager must obtain Taberna’s consent before investing in TruPS issued by REITs and real estate operating companies on our behalf during the term of this non-competition agreement. We may seek to invest in these securities, but we may not be able to obtain Taberna’s consent for these investments. Cohen & Company’s non-competition agreement with Taberna remains in effect for the benefit of RAIT. As of December 31, 2006, Cohen & Company and its affiliates had nearly $28.0 billion of assets under management, including over $26.9 billion in our target asset classes. Since its founding through December 31, 2006, Cohen & Company, directly and primarily through its network of third party originators, has originated or sourced approximately $9.5 billion in subordinated financing in the form of TruPS and surplus notes issued by banks, bank holding companies and insurance companies, has acquired and managed, for its own account and on behalf of Taberna and our company, approximately $17.4 billion of residential mortgage loans, RMBS and other asset-backed securities, and has acquired approximately $757.0 million of investments in leveraged loan transactions. As of December 31, 2006, Cohen & Company, through its subsidiaries, managed 27 CDO and CLO transactions collateralized by assets in our target asset classes. Cohen & Company was ranked as the largest manager of aggregate CDO assets securitized during 2006, as reported by Asset-Backed Alert, a weekly publication on worldwide securitizations. Taberna manages seven CDOs collateralized by real estate TruPS. Cohen & Company currently employs approximately 150 professionals, and has offices in Philadelphia, New York, Los Angeles and Paris.

We believe that our relationship with our manager and Cohen & Company enables us to leverage Cohen & Company’s investment and financing experience, network of relationships and expertise in structured finance, including Cohen & Company’s:

•

expertise in providing financing to small and mid-sized companies in a variety of sectors, with a particular emphasis on banks, bank holding companies, insurance companies and real estate companies, and securitizing these assets through a variety of product lines branded by Cohen & Company, including:

•	Alesco (CDOs collateralized by TruPS and surplus notes issued by banks, bank holding companies or insurance companies and other debt);

•	Dekania (CDOs collateralized primarily by TruPS and surplus notes issued by insurance companies); and

•	Emporia (CLOs collateralized primarily by leveraged loans);

•	expertise in acquiring and securitizing real estate related assets through Cohen & Company’s Kleros Real Estate product line (CDOs collateralized primarily by RMBS and other asset-backed securities);

•	disciplined asset origination process, including credit analysis of issuers and underlying collateral and risk management across asset classes;

•	extensive trading capacity, including a focus on trading fixed income securities; and

•	comprehensive research capabilities in a variety of sectors, including the real estate, insurance and financial services industries.

We will continue the business of investing in the target asset classes that Cohen & Company has previously conducted and continues to conduct through various subsidiaries and sponsored entities, including the following:

•

Alesco and Dekania. From the inception of these product lines in August 2003 through December 31, 2006, Cohen & Company and its subsidiaries have originated or sourced approximately $9.5 billion in subordinated financing in the form of TruPS and surplus notes issued by banks, bank holding companies and insurance companies, and, as of December 31, 2006, manage 18 CDOs under the Alesco and Dekania brand names. As of December 31, 2006, we hold common and preference shares having an aggregate face value of $142.9 million in five Alesco CDO transactions. Shami J. Patel, who has over 12 years of financial and capital markets experience, including service at Cohen & Company, TRM Corporation, iATMglobal.net Corporation, an ATM software company, Sirrom Capital, a $500 million mezzanine investment fund, and Robertson Stephens & Co., leads Cohen & Company’s portfolio management team for TruPS issued by banks and insurance companies and surplus notes issued by insurance companies. Thomas Friedberg who has an aggregate of over 43 years of experience at Cohen & Company, AIG, the Hartford Insurance Group and ITT Life Insurance Company, leads Cohen & Company’s portfolio management team for the Dekania product.

•

Emporia. In October 2005, a subsidiary of Cohen & Company structured and completed its first CLO transaction under the Emporia brand name in the amount of $425 million and also completed a second deal in June 2006 in the amount of $365 million, each collateralized by a portfolio of leveraged loans to small and mid-sized companies. Emporia Capital Management, an affiliate of Cohen & Company, acts as collateral manager for this CLO. As of December 31, 2006, we hold preference shares having an aggregate face value of $21.5 million in one Emporia CLO transaction. Kevin Braddish leads Emporia’s portfolio management team. Mr. Braddish has over 20 years of small and mid-sized leveraged lending experience, including 4 years as the head of PB Capital’s U.S. Leveraged Lending Group.

•

Kleros. From the inception of this product line in June 2005 through December 31, 2006, Strategos Capital Management, LLC, a subsidiary of Cohen & Company, has completed nine CDOs in the amount of $11.1 billion, which includes three $1.0 billion CDOs under the Kleros Real Estate brand name, collateralized by RMBS (for further details on investments see “Item 1—Business—Real Estate Securities” below). As of December 31, 2006, we held common and preference shares and notes having an aggregate face value of $90.0 million in three Kleros Real Estate CDO transactions. On February 28, 2007, we purchased 100% of the preference and common shares and subordinated notes having an aggregate face value of $30.0 million of Kleros Real Estate CDO IV, Ltd. Alex P. Cigolle, who has an aggregate of nine years of structured finance and capital markets experience at Cohen & Company and Delaware Investments, a member of Lincoln Financial Group and Banc of America Securities, leads Cohen & Company’s portfolio management team for this product.

Taberna. In addition to the businesses and product lines described above, in March 2005, Cohen & Company sponsored the formation of Taberna. From March 2005 through December 31, 2006, Taberna and its subsidiaries have provided over $5.2 billion in subordinated financing in the form of TruPS for REITs and other real estate operating companies and under the Taberna brand name manage seven CDOs collateralized by these TruPS, together with CMBS and debt securities issued by real estate companies. Taberna also invests in RMBS and residential mortgage loans, and uses the services of Cohen & Company and its subsidiaries to invest in these assets. Cohen & Company, through its affiliate broker-dealer, Cohen & Company Securities, LLC, has also acted as placement agent for the TruPS acquired by the Taberna CDOs. Cohen & Company and its subsidiaries have agreed not to compete with Taberna until April 28, 2008 in Taberna’s business of originating TruPS or other preferred securities issued by REITs and real estate operating companies or of acting as the collateral manager of CDOs involving such securities. Accordingly, for so long as our manager is a subsidiary of Cohen & Company, our manager must obtain Taberna’s consent before investing in TruPS issued by REITs and real estate operating companies on our behalf during the term of this non-competition agreement. We may seek to invest in these securities, but we may not be able to obtain Taberna’s consent for these investments.

Research. Cohen & Company has a research team comprised of 5 analysts led by Lee Calfo, who have over 50 years of combined experience researching companies in the financial services industry including banking, real estate, and specialty finance firms. Cohen & Company regularly publishes company specific and industry research on many aspects of the financial services arena including:

•	Initiations of Coverage and Company Progress Reports, in-depth reports of individual financial services companies;

•	Earnings Review Notes and Company Updates, detailed research analyses on news events of financial services companies;

•	Sector Updates, quarterly examinations of the performance and issues facing the financial services industry; and

•

Industry Reports, examinations of depository institutions operating in a particular geography, such as Texas or Puerto Rico, or of financial services firms occupying a certain niche or sub-set of an industry, such as mortgage REIT’s or credit card firms.

In addition, Cohen & Company periodically publishes the following titles:

•	The Big Book of Banks and Thrifts, an annual publication reporting on small and mid-sized banks;

•	Bank Trust Preferred Encyclopedia, an analysis of bank TruPS; and

•	The Insurance Trust Preferred Securities and Surplus Notes Encyclopedia, an analysis of insurance company TruPS.

Our manager is responsible for administering our business activities and day-to-day operations and uses the resources of Cohen & Company to enhance our operations. Our management agreement is intended to provide us access to Cohen & Company’s broad referral network, experience in capital markets, credit analysis, debt structuring and risk and asset management as well as corporate operations and governance.

Management Agreement

Following our merger with AFT on October 6, 2006, we assumed AFT’s management agreement. Pursuant to the management agreement, our manager provides for the day-to-day management of our operations.

The management agreement requires our manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved by a majority of our independent directors and monitored by our board of directors. Our manager is responsible for (i) the selection, purchase, monitoring and sale of our portfolio investments, (ii) our financing and risk management activities, and (iii) providing us with investment advisory services. In performing its functions, our manager engages and relies upon the experience and credit analysis and risk management process performed by Cohen & Company with respect to the assets that are acquired during the warehouse accumulation period prior to the formation of a CDO, CLO or other securitization. Our manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our assets and operations as may be appropriate, including, without limitation, the following:

•

serving as our consultant with respect to the periodic review of the investment criteria and parameters for our investments, borrowings and operations, any modifications to which must be approved by a majority of our independent directors, and other policies for the approval of our board of directors;

•	investigating, analyzing and selecting possible investment opportunities;

•	with respect to investments, conducting negotiations with sellers and purchasers and their agents, representatives and investment bankers;

•

engaging and supervising, on our behalf and at our expense, independent contractors which provide investment banking, mortgage brokerage, securities brokerage and other financial services and such other services as may be required relating to our investments;

•	negotiating on our behalf for the sale, exchange or other disposition of any of our investments;

•	coordinating and managing operations of any joint venture or co-investment interests held by us and conducting all matters with any joint venture or co-investment partners;

•	providing executive and administrative personnel, office space and office services required in rendering services to us;

•

administering our day-to-day operations and performing and supervising the performance of such other administrative functions necessary to our management as may be agreed upon by our manager and our board of directors, including the collection of revenues and the payment of our debts and obligations and maintenance of appropriate computer services to perform such administrative functions;

•

communicating on our behalf with the holders of any of our equity or debt securities as required to satisfy the reporting and other requirements of any governmental bodies or agencies or trading markets and to maintain effective relations with such holders;

•	counseling us in connection with policy decisions to be made by our board of directors;

•

evaluating and recommending to our board of directors hedging strategies and engaging in hedging activities on our behalf, consistent with our qualification as a REIT and with the investment guidelines;

•

counseling us regarding the maintenance of our qualifications as a REIT and monitoring compliance with the various REIT qualification tests and other rules set out in the Internal Revenue Code and Treasury Regulations thereunder;

•	counseling us regarding the maintenance of our exemption from the Investment Company Act and monitoring compliance with the requirements for maintaining an exemption from that Act;

•

assisting us in developing criteria for asset purchase commitments that are specifically tailored to our investment objectives and making available to us its knowledge and experience with respect to mortgage loans, TruPS, leveraged loans and other real estate-related assets and non-real estate related assets;

•

representing and making recommendations to us in connection with the purchase and finance of and commitment to purchase and finance assets (including on a portfolio basis), and the sale and commitment to sell assets;

•

selecting brokers and dealers to effect trading on our behalf including, without limitation, Cohen & Company, provided that any compensation payable to Cohen & Company is based on prevailing market terms;

•

monitoring the operating performance of our investments and providing periodic reports with respect thereto to our board of directors, including comparative information with respect to such operating performance and budgeted or projected operating results;

•

investing or reinvesting any moneys and securities of ours (including investing in short-term investments pending investment in long-term asset investments, payment of fees, costs and expenses, or payments of dividends or distributions to our stockholders and partners), and advising us as to our capital structure and capital raising;

•

causing us to retain qualified accountants and legal counsel, as applicable, to assist in developing appropriate accounting procedures, compliance procedures and testing systems with respect to financial reporting obligations and compliance with the REIT provisions of the Internal Revenue Code and to conduct quarterly compliance reviews with respect thereto;

•	causing us to qualify to do business in all applicable jurisdictions and to obtain and maintain all appropriate licenses;

•

assisting us in complying with all regulatory requirements applicable to us in respect of our business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports and documents, if any, required under the Securities Exchange Act of 1934;

•

taking all necessary actions to enable us to make required tax filings and reports, including soliciting stockholders for required information to the extent provided by the REIT provisions of the Internal Revenue Code and the Treasury Regulations;

•

handling and resolving all claims, disputes or controversies (including all litigation, arbitration, settlement or other proceedings or negotiations) in which we may be involved or to which we may be subject arising out of our day-to-day operations, subject to such limitations or parameters as may be imposed from time to time by our board of directors;

•

using commercially reasonable efforts to cause expenses incurred by or on behalf of us to be commercially reasonable or commercially customary and within any budgeted parameters or expense guidelines set by our board of directors from time to time;

•	advising us with respect to obtaining appropriate warehouse or other financings for our assets;

•

advising us with respect to and structuring long-term financing vehicles for our portfolio of assets, and offering and selling securities publicly or privately in connection with any such structured financing;

•

performing such other services as may be required from time to time for management and other activities relating to our assets as our board of directors shall reasonably request or our manager shall deem appropriate under the particular circumstances; and

•	using commercially reasonable efforts to cause us to comply with all applicable laws.

Pursuant to our management agreement, our manager has not assumed any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow our manager’s advice or recommendations. Our manager and its members, officers, employees and affiliates will not be liable to us, any subsidiary of ours, our board of directors, our stockholders or any subsidiary’s stockholders or partners for acts performed by our manager and its members, officers, employees and affiliates in accordance with or pursuant to our management agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of the manager’s duties under our management agreement. We have agreed to indemnify, to the fullest extent permitted by law, our manager and its members, officers, directors, employees and affiliates and each other person, if any, controlling our manager, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with the management agreement. Our manager has agreed to indemnify, to the fullest extent permitted by law, us, our stockholders, directors, officers, employees and each other person, if any, controlling us, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our manager constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties under our management agreement. As required by our management agreement, our manager carries errors and omissions insurance.

Pursuant to the terms of the management agreement, our manager is required to provide us with our management team, including a chief executive officer, chief operating officer, chief investment officer and chief financial officer, along with appropriate support personnel, to provide the management services to be provided by our manager to us, the members of which team are required to devote such of their time to the management of us as may be reasonably necessary and appropriate, commensurate with our level of activity from time to time. Our chief financial officer and our chief accounting officer are exclusively dedicated to our operations.

The initial term of the management agreement expires on December 31, 2008, and shall be automatically renewed for a one-year term on each anniversary date thereafter unless terminated as described below. Our independent directors review our manager’s performance annually and, following the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common stock, based upon (i) unsatisfactory performance that is materially detrimental to us or (ii) a determination that the management fees payable to our manager are not fair, subject to our manager’s right to prevent such a termination pursuant to clause (ii) by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors and our manager. We must provide 180 days’ prior notice of any such termination and our manager will be paid a termination fee equal to three times the sum of (A) the average annual base management fee for the two 12-month periods preceding the date of termination plus (B) the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination (and annualized for any partial year), which may make it costly and difficult for us to terminate the management agreement.

We may also terminate the management agreement without payment of the termination fee with 30 days’ prior written notice for cause, which is defined as (i) our manager’s continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof, (ii) our manager’s engagement in any act of fraud, misappropriation of funds, or embezzlement against us, (iii) our manager’s gross negligence, willful misconduct or reckless disregard in the performance of its duties under the management agreement, (iv) the commencement of any proceeding relating to our manager’s bankruptcy or insolvency that is not withdrawn within 60 days or in certain other instances where our manager becomes insolvent, (v) the dissolution of our manager or Cohen & Company (unless the directors have approved a successor under the management agreement) or (vi) a change of control (as defined in the management agreement), other than certain permitted changes of control, of our manager or Cohen & Company. Cause does not include unsatisfactory performance, even if that performance is materially detrimental to our business. Our manager may terminate the management agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Furthermore, our manager may decline to renew the management agreement by providing us with 180 days’ written notice. Our manager may also terminate the management agreement upon 60 days’ written notice if we default in the performance of any material term of the management agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our manager a termination fee in accordance with the terms of the management agreement.

Management Fee and Incentive Fee

As of October 6, 2006, upon completion of our merger with AFT, we no longer have any employees and therefore rely on the resources of our manager to conduct our operations. Expense reimbursements to our manager are generally made on the first business day of each calendar month.

Base Management Fee. We pay our manager a base management fee monthly in arrears in an amount equal to one-twelfth of our equity multiplied by 1.50%. We believe that the base management fee that our manager is entitled to receive is comparable to the base management fee received by the managers of comparable externally managed REITs. Our manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

For purposes of calculating the base management fee, our equity means, for any month, the sum of the net proceeds from any issuance of our common stock, after deducting any underwriting discount and commissions and other expenses and costs relating to the issuance, plus our retained earnings at the end of such month (without taking into account any non-cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that we pay for the repurchases of our common stock. The calculation of our equity and the base management fee will be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges, after discussion between our manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

Our manager’s base management fee is calculated by our manager within 15 business days after the end of each month and such calculation is promptly delivered to us. We are obligated to pay the base management fee within twenty business days after the end of each month.

Reimbursement of Expenses. Although our manager’s employees perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our manager is not paid or reimbursed for the time required in performing such tasks.

We pay all operating expenses, except those specifically required to be borne by our manager under the management agreement. The expenses required to be paid by us include, but are not limited to, issuance and transaction costs related to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors’ and officers’ liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our stockholders, the costs of printing and mailing proxies and reports to our stockholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors that is used solely for us, costs incurred by employees of our manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we are required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our manager required for our operations. Except as noted above, our manager is responsible for all costs incidental to the performance of its duties under the management agreement, including compensation of our manager’s employees and other related expenses. Our independent directors review these costs and reimbursements periodically to confirm that these costs and reimbursements are reasonable.

Incentive Fee. In addition to the base management fee, our manager receives a quarterly incentive fee payable in arrears in an amount equal to the product of:

(i) 20% of the dollar amount by which

(a) our net income, before the incentive fee, per weighted average share of our common stock for such quarter, exceeds

(b) an amount equal to (A) the weighted average of the prices per share of common stock in any equity offerings by us multiplied by (B) the greater of (1) 2.375% and (2) 0.75% plus one-fourth of the Ten Year Treasury Rate for such quarter multiplied by

(ii) the weighted average number of our common stock outstanding in such quarter.

The foregoing calculation of the incentive fee is adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges, after approval by a majority of our independent directors in the case of non-cash charges. The incentive fee calculation and payment shall be made quarterly in arrears.

For purposes of the foregoing:

“Net income” is determined by calculating the net income available to owners of our common stock before non-cash equity compensation expense, in accordance with GAAP.

“Ten Year Treasury Rate” means the average of weekly average yield to maturity for U.S. Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.

Our ability to achieve returns in excess of the thresholds noted above in order for our manager to earn the incentive compensation described in the proceeding paragraph is dependent upon the level and volatility of interest rates, our ability to react to changes in interest rates and to utilize successfully the operating strategies described herein, and other factors, many of which are not within our control.

Our manager computes the quarterly incentive compensation within 30 days after the end of each fiscal quarter, and we are required to pay the quarterly incentive compensation with respect to each fiscal quarter within five business days following the delivery to us of our manager’s computation of the incentive fee for such quarter.

Our management agreement provides that 15% of our manager’s incentive compensation is to be paid in our common stock (provided that our manager may not own more than 9.8% of our common stock) and the balance in cash. Our manager may elect to receive up to 50% of its incentive compensation in the form of our common stock, subject to the approval of a majority of our independent directors. Under our management agreement, our manager may not elect to receive shares of our common stock as payment of its incentive compensation except in accordance with all applicable securities exchange rules and securities laws.

The number of shares our manager receives is based on the fair market value of those shares. Shares of common stock delivered as payment of the incentive fee will be immediately vested or exercisable; however, our manager has agreed not to sell the shares before one year after the date they are paid.

This transfer restriction will lapse if the management agreement is terminated. Our manager may allocate these shares to its officers, employees and other individuals who provide services to it; however, our manager has agreed not to make any such allocations before the first anniversary of the date of grant of such shares.

We have agreed to register the issuance and resale of these shares by our manager. We have also granted our manager the right to include these shares in any registration statements we might file in connection with any future public offerings, subject only to the right of the underwriters of those offerings to reduce the total number of secondary shares included in those offerings (with such reductions to be proportionately allocated among selling stockholders participating in those offerings).

Our management agreement provides that the base management fee and incentive management fee payable to our manager will be reduced, but not below zero, by our proportionate share of the amount of any CDO and CLO collateral management fees and incentive fees paid to Cohen & Company in connection with the CDOs and CLOs in which we invest, based on the percentage of equity we hold in such CDOs and CLOs. Origination fees, structuring fees and placement fees paid to Cohen & Company will not reduce the amount of fees we pay under the management agreement. Thus, Cohen & Company and its affiliates will earn significant fees from their relationship with us, regardless of our performance or the returns earned by our stockholders, from their investment in us.

Competitive Strengths

Business Model Seeks to Provide Attractive Risk-Adjusted Returns. We believe that our target asset classes are attractive. TruPS issued by banks and insurance companies yield attractive rates and have historically experienced relatively low rates of defaults. Our investments in real estate securities have also historically been characterized by relatively low default rates. The majority of our investments in real estate securities are in RMBS (for further details on these investments see “Item 1—Business—Real Estate Securities” below). We believe our leveraged loan investments through Cohen & Company’s leveraged loan product line, Emporia, enable us to further diversify our investment portfolio due to their low correlation of risk with our other target asset classes. The loan participations owned by the CLO entities in which we invest are generally secured by the assets of the loan obligor and these CLO entities focus on small and mid-sized issuers in industries characterized by relatively low volatility and leverage levels, including consumer products and manufacturing. We believe that the market for leveraged loans to small and mid-sized companies offers attractive risk-adjusted investment opportunities relative to loans made to larger companies that are syndicated among large groups of lenders, or broadly syndicated loans.

Experienced Management Team. Members of our management team, through their association with Cohen & Company, have originated or sourced approximately $9.5 billion of TruPS financings from 2002 through December 31, 2006, including approximately $9.0 billion in the banking and insurance industries. Our management team has managed 30 CDO and CLO transactions from 2002 through December 31, 2006, including 18 CDOs comprised substantially of TruPS and surplus notes issued by small and mid-sized banks, bank holding companies and insurance companies, nine CDOs collateralized by RMBS, two CLOs collateralized by leveraged loans to small and mid-sized companies and one CDO collateralized by municipal securities. We believe our access to Cohen & Company’s resources gives us an advantage in acquiring these assets. We believe that one of the attractive features of TruPS for bank holding companies is that TruPS can currently be included in tier one capital, as defined in regulations promulgated under the Bank Holding Act of 1956, as amended, of bank holding companies, subject to limitations. Tier one capital is comprised of a company’s equity, disclosed reserves, and retained earnings and is one of the primary measures used by regulators of financial institutions to determine the amount of lending and deposit gathering activity that a particular bank can participate in. Certain state departments of insurance also afford favorable treatment to TruPS and surplus notes for purposes of determining whether insurance companies operating in their states satisfy required capital standards. In the future, regulators could seek to impose limitations on the favorable regulatory capital treatment of TruPS or disallow such favorable treatment in its entirety. Our management team also formed Taberna, which manages seven CDOs comprised substantially of TruPS issued by REITs and real estate operating companies. In addition, from November 2, 2002 to June 3, 2003, our management team was involved in a joint venture that originated collateral for, and advised, three CDOs under the brand name Trapeza, collateralized substantially by TruPS issued by banks. Cohen & Company is no longer involved in the joint venture and does not provide services to the Trapeza CDOs. We expect to leverage our management team’s experience in order to continue to grow our business.

Access to Pipeline of Assets. Cohen & Company’s origination and trading capabilities provide us with access to a pipeline of assets that will be structured by our manager to meet our credit and financing criteria. Our management team has an extensive network of contacts in the real estate, insurance and financial services communities, including relationships with regional and national investment banking firms that will assist Cohen & Company in originating investments in our target asset classes. From January 2006 through December 31, 2006, the Company has invested in five Alesco CDOs expected to be collateralized by an aggregate of $3.6 billion of TruPS and surplus notes issued by banks and insurance companies, three Kleros CDOs expected to be collateralized by $3.0 billion of RMBS and one Emporia CLO expected to be collateralized by $350 million of leveraged loans. All of these investments were generated through the Cohen & Company pipeline of assets.

Sophisticated Investment Process. Cohen & Company’s credit committees have a sophisticated underwriting process and detailed credit analysis of prospective issuers and underlying collateral on our behalf. Cohen & Company’s senior professionals and members of its affiliates’ credit committees have significant expertise in analyzing the operations and financial statements of banks, bank holding companies, insurance companies and other companies that issue TruPS and other securities acquired by CDOs managed by Cohen & Company. Of the 30 CDOs and CLOs that members of our management team have structured and managed while at Cohen & Company, only three issuers of underlying TruPS assets have exercised their right to defer dividend or interest payments on the TruPS held by those CDOs, and one of those issuers has fully cured and made up previously deferred amounts.

Sources of Financing Relationships. Our management team has extensive relationships with a broad range of lending sources to finance assets prior to their securitization. As of December 31, 2006, we were party to a $500.0 million on-balance sheet warehouse facility that provides funding for the origination of TruPS and surplus notes and $3.0 billion of repurchase agreements pursuant to which MBS and residential mortgages were being acquired, which generally will be refinanced into longer term securitizations through CDO and CLO vehicles. We generally will leverage our portfolio through the use of warehouse facilities, CDOs, CLOs and other securitizations, repurchase agreements and secured lines of credit. The leverage we employ will vary depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged as collateral for our borrowings.

We do not have a policy limiting the amount of leverage we may incur to finance our investments; however, we generally expect the multiple of leverage compared to the amount of equity we invest in particular assets to be between 14 to 17 times for investments in TruPS, 20 to 25 times for residential mortgage loans, 25 to 35 times for RMBS and CMBS, and 9 to 12 times for leveraged loans.

Our Investment Strategy

We employ the investment strategy followed by AFT since its inception, which strategy is focused primarily on subordinated debt in the form of TruPS issued by banks, bank holding companies and insurance companies, middle market loans and RMBS. We seek to achieve our objectives by investing in a leveraged portfolio of assets in our target asset classes. The amount of leverage we can employ is driven by and limited to the common business practices of the companies providing the financing for each asset class.

Net Investment Income. In general, we direct the acquisition of TruPS, leveraged loans and MBS on our behalf through a variety of warehouse financing arrangements that are eventually paid down in connection with the closing of a CDO or CLO transaction. We rely on the expertise of Cohen & Company and its affiliates in identifying assets that meet our investment criteria and providing collateral management services for these assets prior to their securitization. The period when assets are being acquired before being securitized is referred to as “warehouse accumulations.” As it relates to our off-balance sheet TruPS warehousing arrangements, we typically do not expect the TruPS acquired at our direction by our warehouse lenders to be reflected on our balance sheet during the warehouse accumulation period while the leveraged loans and MBS generally would be. However, during December 2006 we entered into an on-balance sheet warehouse facility that provides funding for the origination of $500 million of TruPS and surplus notes. During this period under the warehouse financing arrangements, we expect that, absent defaults in respect of these assets, we will receive income accruing from the yields on all of these assets in excess of interest expense and other financing expenses. We hold mortgage loans on our balance sheet from the time of our initial acquisition of these assets through the term of any securitization of these assets and record as income the interest or other payments we receive or accrue with respect to these assets and recognize as interest expense the financing costs of the warehouse lines or securitizations. We have purchased mortgage loans through the use of short-term repurchase agreements, but may finance these assets on a long-term basis through securitizations that involve the issuance of collateralized mortgage obligations.

Securitizations. Generally, we make a determination as to whether to purchase the debt or equity securities issued by a CDO or CLO or other securitization vehicle at the time we enter into the related warehouse facility. When a sufficient amount of eligible warehoused assets have been acquired, we expect the assets to be sold or otherwise transferred to a CDO or CLO issuer, or financed through another securitization structure. We also expect that most of the CDOs and CLOs in which we invest will be structured and managed by affiliates of Cohen & Company, although we may opportunistically also invest in securitizations structured and managed by third parties. Any determination to purchase securities in CDOs or CLOs structured or managed by Cohen & Company is subject to the approval of a majority of our independent directors.

A CDO or CLO is a securitization structure pursuant to which assets such as TruPS, surplus notes, asset-backed securities such as RMBS and CMBS, leveraged loans or other loans or securities are transferred to a special purpose entity that issues multiple classes of debt and equity interests to finance a portfolio of securities or loans. We may acquire all or a portion of the equity or debt securities issued by CDOs, CLOs and other securitizations. If we purchase a sufficient amount of the equity interests in the CDO or CLO or meet other consolidation rules pursuant to GAAP, we will consolidate all of the assets of the CDO or CLO and will reflect all of the debt of the CDO or CLO on our balance sheet and will reflect income, net of minority interests. The securities issued by CDOs, CLOs and other securitizations that we own are preferred equity securities that are subordinate to debt. Such securities are not secured by any collateral and generally rank junior to an issuer’s existing debt securities in right of payment and in liquidation.

Our manager or its affiliates usually receive CDO and CLO collateral management fees payable by the CDO and CLO issuers for which they serve as collateral manager. A portion of these fees, corresponding to our percentage equity ownership interest in the applicable CDOs and CLOs, reduces the management fees payable by us to our manager under our management agreement but not below zero. See “Management Agreement” and “Management Fee and Incentive Fee” above.

Our warehouse financing facilities and CDOs, CLOs, repurchase agreement facilities and other securitizations are collateralized by the following asset classes:

Mortgage Loans. The majority of our investments in mortgage loans consist of residential mortgage loans to borrowers with relatively high average FICO scores (a credit score developed by Fair Isaac Corporation) and strong overall collateral credit quality. As of December 31, 2006, we owned approximately $1.8 billion aggregate principal amount of mortgage loans with a weighted-average FICO score of 736.

Real Estate Securities. As of December 31, 2006, our investments in real estate securities consisted of approximately $3.3 billion in mortgage backed securities collateralizing the consolidated Kleros Real Estate CDOs and $901 million of AAA rated RMBS and CMBS held outside of consolidated Kleros Real Estate CDOs. Approximately 87% of the Kleros Real Estate RMBS are rated A- or better by S&P and approximately 48%, or $1.6 billion, of the Kleros Real Estate RMBS are collateralized by sub-prime loans. Sub-prime loans are loans that are offered at rates above the prime rate to individuals who do not qualify for prime rate loans based on their credit scores and other factors. We generally consider a loan to a borrower with a credit score of less than 640 to be a sub-prime loan. The following table summarizes the S&P ratings of our RMBS investments of $1.6 billion that are collateralized by sub-prime loans as of December 31, 2006:

S&P Rating Category	Subprime as % of Rating Category
AAA	11.02%
AA+	8.58%
AA	5.21%
AA-	6.12%
A+	22.21%
A	14.97%
A-	12.04%
BBB+	14.83%
BBB	5.02%

Total	100.00%

We are not aware of any downgrade or defaults in any of the RMBS within our investment portfolios subsequent to December 31, 2006.

TruPS and Surplus Notes. We invest in CDOs which provide financings for banks, bank holding companies and insurance companies, primarily in the form of TruPS or surplus notes, most of which are originated by Cohen & Company through relationships with third party broker-dealers. Our investments in CDOs that hold TruPS and surplus notes are generally structured to be consistent with the eligibility criteria for collateral debt securities as defined in the offering memorandum of each CDO transaction in which we hold an interest. Our ability to invest in debt or equity securities issued by a particular CDO is not subject to the TruPS or surplus notes comprising the collateral debt securities for that particular CDO having a minimum credit rating. As a result, we may invest in a CDO whose collateral is rated investment grade or non-investment grade or is not rated.

TruPS are hybrid instruments that have characteristics of debt and equity securities, including quarterly dividend payments that are tax deductible to the issuer similar to bonds and preferred dividend payments that are deferrable for up to 20 consecutive quarters similar to preferred equity. TruPS are issued by a special purpose trust that holds a subordinated debenture or other debt obligation issued by a sponsoring company to the trust. The sponsoring company holds the common equity interest in the trust, and the preferred securities of the trust, or TruPS, are sold to investors. Under current regulatory and tax structures applicable to depository institutions and insurance companies, the proceeds from TruPS are treated as primary regulatory capital. In addition to favorable regulatory capital treatment, TruPS are non-dilutive to the sponsoring company’s stockholders because under current GAAP, TruPS are not treated as outstanding equity securities. The obligations of the sponsor company relating to the subordinated debenture held by the trust generally are unsecured, subordinated and rank junior in priority of payment to the sponsor company’s existing and future senior indebtedness, and effectively rank junior to all existing and future liabilities, obligations and preferred equity of its subsidiaries, if any. No payment of principal of, or premium, if any, or interest or any other payment due on, the related subordinated debentures may be made if (i) any senior indebtedness of the sponsor company is not paid when due and any applicable grace period with respect to such default is not cured or waived or ceases to exist or (ii) the maturity of any senior indebtedness of the applicable sponsor company has been accelerated due to a default and such acceleration has not been rescinded or cancelled or such senior indebtedness has not been paid in full. In the event of the bankruptcy, liquidation or dissolution of the sponsor company, its assets would be available to pay obligations under the subordinated debentures only after all payments have been made on its senior indebtedness. A holder of TruPS may directly sue a sponsor company or seek other remedies to collect its pro rata share of payments owed or rely on the relevant trustee to enforce the TruPS issuer’s rights under the subject subordinated debenture.

Surplus notes are unsecured obligations issued directly by an insurance company. They are subordinated in right to all senior indebtedness and policy claims owed by the issuer. Typically, no restriction limits the issuer from incurring additional senior indebtedness. In addition, each payment of interest and principal under a surplus note is subject to the prior approval of the appropriate state regulator.

According to the FDIC Quarterly Banking Profile, as of December 31, 2006, there were 4,929 banks or bank holding companies with between $100 million and $10 billion in assets in the United States, referred to as small and mid-sized banks.

Cohen & Company structured and managed 16 CDOs collateralized by TruPS and surplus notes, aggregating $8.7 billion from 2004 to December 31, 2006. We believe that the small and mid-sized banks or bank holding companies and insurance companies that issue TruPS through Cohen & Company will continue to find TruPS an attractive source of capital to finance growth, strengthen their capital base, refinance high-rate debt and fund acquisitions. In addition to new issuances of TruPS, we also anticipate refinancing earlier issuances of TruPS that are approaching the expiration of redemption restrictions.

Leveraged Loans. We invest in the equity tranches of CLO entities, the assets of which consist of debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of December 31, 2006, we had no investments in mezzanine loans. The leveraged loans owned by the CLO entities in which we invest are generally secured by the assets of the loan obligor. The second lien loans are structured so that, while the second lien loans are secured by a junior lien on the same pool of assets that secures the first lien loans of a particular loan obligor, the second lien loans are equal to the first lien loans in right of ongoing payments of principal and interest.

The collateral that secures the leveraged loans in which the CLO invests varies widely depending upon the issuer and the industry in which such issuer operates, but generally includes such issuer’s fixed assets, inventory and receivables. These leveraged loan investments are generated by Cohen & Company through its leveraged loan product line, Emporia, which focuses on small and mid-sized issuers in industries characterized by relatively low volatility and leverage levels, including consumer products and manufacturing. In general, the borrowers under these loans use the borrowed funds in connection with leveraged buyouts or recapitalizations of their companies. Our investment guidelines for leveraged loans are generally structured to be consistent with the eligibility criteria for collateral debt obligations that are anticipated to be defined in the offering memorandum of the CLO transaction that we expect to hold an interest. Our ability to invest in debt or equity securities issued by a particular CLO is not subject to the corporate borrowers whose loans comprise the collateral for that particular CLO having a minimum corporate credit rating. As a result, we may invest in a CLO whose collateral is comprised of loans made to borrowers whose minimum corporate credit rating, if any, is that set forth in the offering circular or memorandum prepared with respect to such CLO. We consider the corporate credit rating of the borrower whose loans are put up as collateral with respect to a particular CLO, however, to evaluate the terms offered with respect to investing in that particular CLO transaction.

We believe that leveraged loans made to small and mid-sized companies often possess inherent structural and credit protections, including capital structure seniority, more favorable covenant and collateral packages than are customary in broadly syndicated loans, and smaller lender groups which are able to play a more proactive role in the negotiation and documentation of loan terms than the lender group in a more broadly syndicated loan transaction. In addition, we believe, based on Cohen & Company’s experience that leveraged loans made to small and mid-sized companies typically offer higher upfront fees and higher returns to the lenders relative to broadly syndicated loans.

Our Financing Strategy

We use leverage in order to increase our potential returns, to fund the acquisition of assets that will collateralize CDOs and CLOs in which we may invest and to finance our portfolio investments primarily through the following:

•

Warehouse Facilities. As of December 31, 2006, we had $167.2 million of outstanding borrowings on an on-balance sheet warehouse facility that had $332.8 million of remaining available capacity and no investments in off-balance sheet warehouse facilities. We expect that Alesco Funding Inc., Alesco Warehouse Conduit, LLC and some of our other taxable or qualified REIT subsidiaries will enter into additional warehouse facilities in order to fund the acquisition of additional assets during warehouse accumulation periods. We are required to post cash collateral to an investment bank for our off-balance sheet warehouse facilities and make equity contributions to special purpose entities for our on-balance sheet warehouse facilities. During an off-balance sheet warehouse accumulation period, we generally earn all or a portion of the net positive cash flow derived from the assets acquired by our warehouse lenders or the special purpose entity, after payment to the warehouse lenders or noteholders’ of interest expense and other financing expenses. The cash collateral maintained by us on deposit with our warehouse lenders serves as first loss protection to the lender with respect to any losses suffered on any of the assets held off-balance sheet by the warehouse lenders during a warehouse accumulation period up to the full amount of the cash collateral. Our liability for losses under the warehouse facilities is generally limited to a fixed percentage of assets held under the facility, except in certain circumstances where our liability to provide expense reimbursement to warehouse lenders and the collateral manager may exceed the cap if we were to breach any commitment to purchase equity securities of the CDO/CLO of which the warehouse is supporting. Our liability limitations are typically 3% on our MBS facilities 6% on our TruPS facilities, and approximately 9% on the leveraged loan facilities. Our liability for losses on on-balance sheet warehouse facilities is typically limited to our equity contribution to the special purpose entity which is approximately 4% of the maximum facility amount. See “Item 1A—Risk Factors—Risks Related to Our Business—We could suffer losses beyond our committed capital under warehouse facilities, which could harm our business, financial condition, liquidity and results of operations” below. We account for our off-balance sheet TruPS warehouse facilities as “free-standing” derivatives. The warehouse facilities for MBS and leveraged loans are generally treated as on-balance sheet financings. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” below.

•

CDOs, CLOs and Other Securitizations. Generally, we make a determination as to whether to purchase the debt or equity securities issued by a CDO or CLO or other securitization vehicle at the time we enter into the related warehouse facility. When a sufficient amount of eligible warehoused assets have been acquired, we expect the assets to be sold or otherwise transferred to a CDO or CLO issuer, or financed through another securitization structure. We expect that Cohen & Company’s affiliated investment advisers will manage the CDOs, CLOs and other securitizations in consideration of a collateral management fee. A portion of these fees, corresponding to our percentage equity ownership interest in the applicable CDOs or CLOs, is credited to reduce the amount of fees payable by us to our manager under the management agreement. As of December 31, 2006, we owned debt and equity interests having a face value of $243.5 million in nine CDOs and one CLO.

•

Repurchase Agreements. We expect to finance our mortgage loans, MBS and other investments through the use of short-term repurchase agreements. As of December 31, 2006, we had $3.0 billion of outstanding borrowings under repurchase agreements.

•

Secured Lines of Credit. We may fund purchases of additional real estate related assets such as RMBS, CMBS and mortgage loans with secured lines of credit. We have a $10.0 million line of credit, which was not drawn upon as of December 31, 2006.

There is no limitation on the amount of indebtedness that we may incur to fund our business operations and investment strategy in the ordinary course of our business.

Credit Analysis and Risk Management

Our investment strategy involves two primary investment phases: (i) the selection of assets to be acquired during a warehouse accumulation period, and (ii) the acquisition of interests in the CDO, CLO or other securitization vehicle through which the warehoused assets are financed on a long-term basis. The cornerstone of our investment process is the ability of Cohen & Company and our manager to identify investments during each of these phases applying the underlying asset credit analysis and underwriting process utilized by Cohen & Company in their business. With respect to the identification of assets in our target asset classes to be acquired during warehouse accumulation periods, we rely on the expertise of separate credit committees at Cohen & Company for each of our target asset classes. Our manager determines whether we will acquire debt or equity securities in the CDOs, CLOs and other securitizations through which the warehoused assets are ultimately financed, subject to the approval of a majority of our independent directors. See “Item 1—Competitive Strengths—Sophisticated Investment Process” above for a further discussion of Cohen & Company’s credit committees.

TruPS and Leveraged Loans. Before Cohen & Company commits to provide financing to a company, whether in the form of TruPS or a leveraged loan, it:

•	requires the issuer or seller to answer a comprehensive due diligence questionnaire;

•	reviews publicly available information about the issuer;

•	reviews general market conditions and cyclical industry trends;

•	reviews issuer/seller-prepared and/or third-party valuations of the issuer’s assets;

•	conducts discussions with rating agencies;

•	reviews the issuer/seller’s historical performance and the level and stability of its anticipated cash flow; and

•	discusses the issuer’s liquidity position, credit statistics, growth strategy and selected potential problem areas with the issuer/seller’s management.

Real Estate Assets. With respect to our investments in RMBS, CMBS, mortgage loans and other real estate related assets, Cohen & Company conducts an analysis of the collateral, including an examination of the loan features, and a structural analysis.

Cohen & Company’s credit assessment team for each asset class summarizes the results of its credit analysis in a credit report, including a discussion of strengths, concerns and risk mitigants of the particular investment. Each credit report is then reviewed by a committee consisting of at least one portfolio manager, credit analyst and trader. Each credit committee evaluates a potential investment by following guidelines it has developed based upon the experience of our management team and members of the credit committee. The credit committees meet as frequently as necessary so that our manager can be responsive to attractive and time sensitive opportunities. Approvals of investments by the credit committees require a unanimous vote of the credit committee members.

Cohen & Company’s credit analysts continually monitor assets for potential credit impairment after they have been funded. The monitoring process includes a daily review of market conditions and public announcements by issuers, ongoing dialogues with issuers, a monthly review of collateral statistics and performance, meetings to discuss credit performance and a watch list. If our manager identifies a particular asset exhibiting deterioration in credit, the relevant credit team will meet to discuss the creditworthiness of the underlying asset and assess outlook and valuation estimates.

Competition

We expect to continue to encounter significant competition in seeking investments. We expect to compete with many third parties including specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. We may also be subject to significant competition in originating TruPS or other securities that will collateralize CDOs and CLOs. In addition, there are other REITs, including Taberna, with investment objectives similar to our company and others may be organized in the future, including those that may be advised or managed by Cohen & Company. Cohen & Company and its subsidiaries have agreed not to compete with Taberna until April 28, 2008 in Taberna’s business of originating TruPS or other preferred securities issued by REITs and real estate operating companies or of acting as the collateral manager of CDOs involving these securities. Accordingly, for as long as our manager is a subsidiary of Cohen & Company, our manager must obtain Taberna’s consent before investing in TruPS issued by REITs and real estate operating companies on our behalf during the term of this non-competition agreement. We may seek to invest in these securities, but we may not be able to obtain Taberna’s consent for these investments. In addition, there can be no assurance that Cohen & Company’s affiliates will not establish or manage other investment entities in the future that compete with us for other types of investments. For example, Taberna will compete with us for investments in RMBS and CMBS, and there can be no assurance that our manager will allocate the most attractive RMBS and CMBS opportunities to us. If any present or future Cohen & Company investment entities have an investment focus similar to our focus, we may be competing with those entities for access to the benefits that its relationship with Cohen & Company provides to it, including access to investment opportunities. Some of our competitors have substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and better operating efficiencies.

Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. Competition may also reduce the fee income we realize from the origination, structuring and management of CDOs and CLOs. In addition, competition for desirable investments could delay the investment of proceeds from future offerings in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to maintain its dividend distributions.

Insurance

If we make investments that are secured by real property or if we make equity investments in real property, we will seek to ensure that the properties are covered by adequate insurance provided by reputable companies, with commercially reasonable deductibles, limits and policy specifications customarily carried for similar properties. There are, however, certain types of losses that may be either uninsurable or not economically insurable, such as losses due to floods, storms, riots, terrorism or acts of war. If an uninsured loss occurs, we could lose our invested capital in, and anticipated profits from, the investment.

Environmental Liabilities

In the event we are forced to foreclose on a mortgage loan we hold, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In this circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Code of Business Conduct and Ethics

On October 18, 2006, our Code of Ethics for Senior Financial Officers and our Code of Business Conduct and Ethics were restated as the Code of Business Conduct and Ethics, or the Code, which sets forth basic principles of conduct and ethics to guide all of our employees, officers and directors. We restated the Code as part of our continuing evaluation of our corporate governance matters. A copy of the Code has been previously filed with the SEC and is incorporated by reference as Exhibit 14 to this Annual Report on Form 10-K. The Code is available on our website at www.alescofinancial.com and is also available in print to any stockholder who requests a copy by submitting a written request to our corporate secretary, Daniel Munley, at Alesco Financial Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, PA 19104.

A waiver of any provision of the Code as it relates to any director or executive officer must be approved by our board of directors without the involvement of any director who will be personally affected by the waiver or by a committee consisting entirely of directors, none of whom will be personally affected by the waiver. A waiver of any provision of the Code as it relates to any other officer or employee must be approved by our chief financial officer or chief legal officer, but only upon such officer or employee making full disclosure in advance of the behavior in question. Waivers of the Code for directors or executive officers will be promptly disclosed to our stockholders as required by applicable law.

As of December 31, 2006, there were no waivers or further changes to the Code.

Employees

We have no employees. All employees are provided by our manager pursuant to the management agreement. See “Item 1—Business—Management Agreement” above for a summary of our management agreement with our manager.

Investment Policies and Policies with Respect to Certain Activities

The following is a discussion of certain of our investment, financing and other policies.

Investment Objectives

Our investment objectives are to generate attractive risk-adjusted returns and predictable cash distributions for our stockholders. Future distributions and capital appreciation are not guaranteed, however, and we have a limited operating history employing our investment strategy upon which you can base an assessment of our ability to achieve our objectives and our management has limited experience operating as a REIT.

Investment Guidelines

We have no prescribed limitation on any particular investment type. Through our manager, we pursue diverse investments that have the potential to generate favorable risk-adjusted returns, consistent with maintaining our qualification as a REIT for U.S. federal income tax purposes and our intention to qualify for an exemption from registration under the Investment Company Act. We have adopted general guidelines for our investments and borrowings to the effect that:

•	no investment shall be made that would cause us to fail to qualify as a REIT; and

•	no investment shall be made that would cause us to be regulated as an investment company.

Our board of directors may establish additional investment policies and procedures and investment guidelines. Any such investment polices and procedures and guidelines approved by our board of directors may be changed by our board of directors without the approval of our stockholders.

Financing Policies

Our investment guidelines do not restrict the amount of indebtedness that we may incur. Our manager will seek to use leverage to enhance overall investment returns while maintaining appropriate levels of leverage relative to our asset base, the cost of financing and the structure of available financing. Assets such as mortgage loans and rated RMBS, which are relatively secure, as well as highly liquid, would generally be financed with higher levels of leverage than we would use to finance less liquid assets. Our manager will also seek, where possible, to match the term and interest rates of a substantial part of our assets and liabilities to minimize the differential between overall asset and liability maturities and to capture positive spreads between yields on the assets and the long-term financing costs of such assets.

In utilizing leverage, our objectives are to improve risk-adjusted equity returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing.

Hedging Policies

Our manager will use hedging transactions to seek to protect the value of our portfolio prior to the execution of long-term financing transactions such as the completion of a securitization. Our manager may also use hedging transactions to manage the risk of interest rate fluctuations with respect to liabilities. Our manager may use interest rate swaps, interest rate caps, short sales of securities, options or other hedging instruments in order to implement our hedging strategy. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT 75% and 95% gross income requirements. To the extent, however, that we enter into a hedging contract to reduce interest rate risk or foreign currency risk on indebtedness incurred to acquire or carry real estate assets, any income that we derive from the contract would be excluded income for purposes of calculating the REIT 95% gross income test if specified requirements are met, but would not be excluded and would not be qualifying income for purposes of calculating the REIT 75% gross income test. We have structured and intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT.

Conflicts of Interest Policies

Our board of directors has approved guidelines regarding possible conflicts of interest. Any transactions between us and Cohen & Company not specifically permitted by our management agreement or the shared services agreement must be approved by a majority of our independent directors. The independent directors review transactions on a quarterly basis to ensure compliance with the investment guidelines. In such a review, the independent directors rely primarily on information provided by our manager. For further information regarding these conflicts, see “Item 1A—Risk Factors—Risks Related to Our Management and Our Relationship With Our Manager—There are potential conflicts of interest in the relationship between us, on the one hand, and our manager and our manager’s affiliates, including Cohen & Company, on the other hand, which could result in decisions that are not in the best interests of our stockholders” below.

In addition, our board of directors is subject to policies, in accordance with provisions of Maryland law, which are also designed to eliminate or minimize conflicts, including the requirement that all transactions in which directors or executive officers have a material conflicting interest to our interests be approved by a majority of our disinterested directors. However, these policies or provisions of law may not always be successful in eliminating the influence of such conflicts and, if they are not successful, decisions could be made that might fail to reflect fully the interests of all stockholders.

Interested Director, Officer and Employee Transactions

We have adopted a policy that, unless such action is approved by a majority of the disinterested directors, we will not:

•

acquire from or sell to any of our directors, officers or employees, or any entity in which one of our directors, officers or employees has an economic interest of more than five percent or a controlling interest, or acquire from or sell to any affiliate of any of the foregoing, any of our assets or other property;

•	make any loan to or borrow from any of the foregoing persons; or

•	enter into any transaction with Cohen & Company not specifically permitted by our management agreement or the shared services agreement without the approval of a majority of our independent directors.

Notwithstanding the foregoing, we will not make loans to any such persons if such loans are prohibited by law.

In addition, our bylaws do not prohibit any of our directors, officers or agents, in their personal capacities or in a capacity as an affiliate, employee or agent of any other person, or otherwise, from having business interests and engaging in business activities similar to or in addition to or in competition with those of or relating to us.

Pursuant to Maryland law, a contract or other transaction between a company and a director or between the company and any other company or other entity in which a director serves as a director or has a material financial interest is not void or voidable solely on the grounds of such common directorship or interest, the presence of such director at the meeting at which the contract or transaction is authorized, approved or ratified or the counting of the director’s vote in favor thereof if (1) the material facts relating to the common directorship or interest and as to the transaction are disclosed to the board of directors or a committee of the board, and the board or committee authorizes the transaction or contract by the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum, (2) the material facts relating to the common directorship or interest of the transaction are disclosed to the stockholders entitled to vote thereon, and the transaction is approved by vote of the stockholders, or (3) the transaction or contract is fair and reasonable to the company at the time it is authorized, ratified or approved.

Policies with Respect to Other Activities

We have the authority to offer common stock, preferred stock or options to purchase shares in exchange for property and to repurchase or otherwise acquire our common stock or other securities in the open market or otherwise, and we may engage in such activities in the future. We may issue preferred stock from time to time, in one or more series, as authorized by the board of directors without the need for stockholder approval. We do not intend to engage in trading, underwriting or agency distribution or sale of securities of other issuers other than though our registered broker-dealer subsidiary. We have not in the past, but we may in the future, invest in the securities of other issuers for the purpose of exercising control over such issuers. At all times, we intend to make investments in such a manner as to qualify as a REIT, unless because of circumstances or changes in the Internal Revenue Code or the regulations of the U.S. Department of the Treasury, our board of directors determines that it is no longer in our best interest to qualify as a REIT. Except as described in this Annual Report on Form 10-K, we have not made any loans to third parties, although we may in the future make loans to third parties, including, without limitation, to joint ventures in which we participate. We intend to make investments in such a way that we will not be treated as an investment company under the Investment Company Act.

Our Distribution Policy

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain.

In connection with the REIT requirements and to avoid paying income or excise taxes with respect to our net income, we generally expect to make regular quarterly distributions of all or substantially all of our taxable net income to holders of our common stock out of assets legally available thereof. Any future distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. Our actual results of operations and our ability to pay distributions will be affected by a number of factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures.

Restrictions on Ownership of Our Common Stock

To assist us in maintaining our qualification as a REIT, our charter generally prohibits any stockholder from beneficially or constructively, applying certain attribution provisions of the Internal Revenue Code, owning more than 9.8% in value of our outstanding shares of any class or series of capital stock. Our board may, in its sole discretion, waive the ownership limit with respect to a particular stockholder if our board is presented with evidence satisfactory to it that the ownership will not then or in the future jeopardize our qualification as a REIT. Our charter also prohibits any person from (a) beneficially or constructively owning our shares if such ownership would result in our being “closely held” under Section 856(h) of the Internal Revenue Code or otherwise would result in our failing to qualify as a REIT, and (b) transferring shares if such transfer would result in our shares being owned by fewer than 100 persons. Our charter provides that any ownership or transfer of our shares in violation of the foregoing restrictions will result in the shares owned or transferred in such violation being automatically transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee acquiring no rights in such shares. If the transfer is ineffective for any reason, then, to prevent a violation of the restriction, the transfer that would have resulted in such violation will be void ab initio.

Investment Company Act Exemption

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

We seek to operate one or more of our majority-owned subsidiaries so that we qualify for the exemption from registration under the Investment Company Act provided by Section 3(c)(5)(C) of the Investment Company Act and monitor the portfolio of each such subsidiary periodically and prior to each investment to confirm that we continue to qualify for the exemption. In order for each such subsidiary to qualify for this exemption, at least 55% of its portfolio must be composed of qualifying assets and at least 80% of its portfolio must be composed of real estate-related assets. We generally expect that investments in CMBS will be considered qualifying assets and real-estate related assets under Section 3(c)(5)(C) of the Investment Company Act. The treatment of CDOs, asset-backed securities, bank loans and stressed and distressed debt securities as qualifying assets and real-estate related assets is based on the characteristics of the underlying collateral and the particular type of loan, including whether we have unilateral foreclosure rights with respect to the underlying real estate collateral.

We seek to operate one or more of our other majority-owned subsidiaries so that we qualify for another exemption from registration under the Investment Company Act or so that we are not considered to be an investment company under the Investment Company Act. See “Item 1A—Risk Factors—Regulatory and Legal Risks of Our Business—Maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely effect our results of operations” below.

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

Qualification for exemption from the Investment Company Act limits our ability to make certain investments. For example, in order to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, our mortgage loan subsidiaries are limited in their ability to invest directly in MBS that represent less than the entire ownership in a pool of mortgage loans, unsecured debt or in assets not related to real estate. In addition, in order to rely on the exemption provided by Rule 3a-7 under the Investment Company Act, certain of the CDOs in which we own securities are limited in their ability to sell assets and reinvest the proceeds from asset sales. See “Item 1A—Risk Factors—Regulatory and Legal Risks of Our Business—Maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely effect our results of operations” below.

Available Information

Our Internet website address is www.alescofinancial.com. We make available through our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K,

and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC.

Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report or other filings with the SEC, and the information contained on our website is not part of this document.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below. In addition, there may be other risks that we face that are not described below. If any of these risks actually occur, our business, financial condition, liquidity and results of operations could be adversely affected. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Management and Our Relationship with Our Manager

We are managed by our manager and are obligated to pay substantial fees and are subject to potential conflict of interest risks.

Following the merger, we assumed AFT’s management agreement with our manager and, accordingly, our manager will earn substantial fees from its relationship with us comparable to the fees previously earned in respect of its relationship with AFT. For example, from the commencement of AFT’s operations in January 2006 through December 31, 2006, our manager and its affiliates, including Cohen & Company, earned $2.2 million in base management fees and $1.0 million in incentive fees under the Management Agreement, which is reduced by $2.5 million of asset management fee credits under our management agreement. Cohen & Company also earned $10.5 million of origination fees and $33.9 million of structuring and placement fees in respect of CDOs and CLOs in which we invested. In addition to ongoing management fees and fees arising from our investments, our manager will also be entitled to a termination fee of three times the sum of the average annual base fee for the past two 12-month periods under the management agreement if the agreement is terminated under specified circumstances. We are subject to potential conflicts of interest arising out of our relationship with our manager and its affiliates, including the following potential conflicts arising from fees payable to our manager or its affiliates:

•

our manager is controlled by Daniel G. Cohen and certain of our other executive officers. As a result, our management agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable as if the terms had been negotiated with an unaffiliated third party;

•

the substantial fees to be earned by our manager and its affiliates, including Cohen & Company, from our investments in CDOs and CLOs structured, managed and sold by Cohen & Company and its affiliates, whether or not those investments generate attractive returns for us, present potential conflicts for Cohen & Company in causing us to make investments which may not be fully addressed by policies that require our independent directors to approve all transactions between us and Cohen & Company and its affiliates;

•	the incentive fee that will be payable under our management agreement may induce our manager to make higher risk investments; and

•	the substantial termination fee that will be payable under our management agreement will make termination of the agreement extremely costly and may deter us from exercising our termination rights.

These risks and other risks arising from our relationship with our manager are explained in detail below. The management agreement and the fees payable thereunder are described above under “Item 1—Business—Management Agreement” and “Item 1—Business—Management Fee and Incentive Fee”.

We are dependent on our manager and may not find a suitable replacement if the management agreement is terminated.

We have no employees. We have no separate facilities and are completely reliant on our manager, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk that our manager will terminate the management agreement and that no suitable replacement will be found. We believe that our success depends to a significant extent upon the experience of our manager’s executive officers, whose continued services are not guaranteed.

There are potential conflicts of interest in the relationship between us, on the one hand, and our manager and our manager’s affiliates, including Cohen & Company, on the other hand, which could result in decisions that are not in the best interests of our stockholders.

We are subject to potential conflicts of interest arising out of our relationship with our manager and its affiliates, including Cohen & Company. For instance, Daniel G. Cohen, our chairman, James J. McEntee, III, our chief executive officer and president and Shami J. Patel, our chief operating officer and chief investment officer, also serve as executive officers of Cohen & Company and are not exclusively dedicated to our business. Furthermore, our manager is controlled by Mr. Cohen and by certain of our other executive officers. As a result, our management agreement with our manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, our manager owes no fiduciary obligation to our stockholders. The management agreement does not prevent our manager and its affiliates from engaging in additional management or investment opportunities, some of which compete with us. Our manager engages in additional management or investment opportunities that have overlapping objectives with us, and faces conflicts in the allocation of investment opportunities. Such allocation is at the discretion of our manager and there is no guarantee that this allocation will be made in the best interest of our stockholders. Additionally, the ability of our manager and its officers and employees to engage in other business activities may reduce the time our manager spends managing us.

We may enter into additional transactions with Cohen & Company with the approval of our independent directors. Such transactions with Cohen & Company may not be as favorable to us as they would be if negotiated with independent third parties.

In addition to the fees payable to our manager under our management agreement, Cohen & Company benefits from other fees paid to it by third parties with respect to our investments. In particular, affiliates of Cohen & Company earn origination fees paid by the issuers of TruPS, which have historically ranged from zero to 3.0% of the face amount of a TruPS issuance. Cohen & Company, through its affiliates, typically retains part of this fee and shares the balance with the investment bank or other third party broker that introduced the funding opportunity to Cohen & Company. Cohen & Company’s affiliates also receive structuring fees for services relating to the structuring of a CDO or a CLO on our behalf or in which we invest. This fee typically ranges from zero to 0.45% of the face amount of the securities issued by the CDO or CLO, but may exceed this amount. Our independent directors must approve any structuring fees exceeding 0.45% of the face amount of the securities issued by such CDOs or CLOs. In addition, affiliates of Cohen & Company act as collateral managers of the CDOs and CLOs in which we invest. In this capacity, these affiliates receive collateral management fees that have historically ranged between 0.10% and 0.65% of the assets held by the CDOs and CLOs. In addition, the collateral managers may be entitled to earn incentive fees if CDOs or CLOs managed by them exceed certain performance benchmarks. A broker-dealer affiliate of Cohen & Company also earns placement fees in respect of debt and equity securities which it sells to investors in the CDOs and CLOs in which we invest, as well as commissions and mark-ups from trading of securities to and from CDOs and CLOs in which we invest. The management agreement with our manager provides that the base management fee and incentive management fee payable to our manager will be reduced by our proportionate share of the amount of any CDO and CLO collateral management fees and incentive fees paid to our manager and its affiliates in connection with the CDOs and CLOs in which we invest, based on the percentage of equity we hold in such CDOs and CLOs. Origination fees, structuring fees, placement fees and trading discounts and commissions paid to, or earned by, Cohen & Company and its affiliates will not reduce the amount of fees we pay under our management agreement.

We will compete with current and future investment entities affiliated with our manager and Cohen & Company and we may not be allocated by our manager the most attractive real estate related investment opportunities.

Affiliates of our manager have investment objectives that overlap with our objectives, which could cause us to forego attractive investment opportunities. For instance, Cohen & Company and its subsidiaries have agreed not to compete with Taberna for a three-year period beginning on April 28, 2005 in Taberna’s business of originating TruPS or other preferred securities issued by REITs and real estate operating companies or of acting as the collateral manager of CDOs involving these securities. Accordingly, as long as our manager is a subsidiary of Cohen & Company, our manager must obtain Taberna’s consent before investing in these assets on our behalf during the term of this non-competition agreement. In December 2006, Taberna was acquired by RAIT and Daniel G. Cohen became the chief executive officer of RAIT. Cohen & Company’s non-competition agreement with Taberna remains in effect for the benefit of RAIT. Additionally, Cohen & Company may establish or manage other investment entities in the future that compete with us for investments. In fact, Taberna will compete with us for investments in mortgage loans, RMBS and CMBS, and our manager may not allocate the most attractive real estate related assets to us. We will be competing with Cohen & Company, Taberna and any other investment entities that Cohen & Company may form in the future for access to the benefits that our relationship with Cohen & Company provides to us, including access to investment opportunities.

Although we benefit from a right of first refusal provided by Cohen & Company with respect to certain of our target assets, this right of first refusal excludes (1) individual investments in leveraged loans, (2) TruPS which collateralize CDOs in which we decline to exercise our right of first refusal to acquire equity interests in the CDO and (3) non-U.S. dollar denominated investments in any of our targeted asset classes.

Certain Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.

Our executive officers and the employees of our manager, other than our chief financial officer and our chief accounting officer, do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of our manager, other than our chief financial officer and chief accounting officer, allocate some, or a material portion, of their time to other businesses and activities. For example, each of our chairman of the board, president and chief executive officer, and chief operating officer and chief investment officer also serves as an executive officer of Cohen & Company. In addition to serving as executive officer of Cohen & Company, our chairman of the board serves as a trustee and chief executive officer of RAIT. None of these individuals is required to devote a specific amount of time to our affairs. Accordingly, we will compete with Cohen & Company and RAIT and possibly other entities in the future for the time and attention of these senior officers and there will be conflicts of interest in allocating investment opportunities to us that may also be suitable for Cohen & Company and RAIT.

The departure of any of the senior management of our manager or the loss of our access to Cohen & Company investment professionals and principals may adversely affect our ability to achieve our investment objectives.

We depend on the diligence, skill and network of business contacts of the senior management of our manager. We also depend on our manager’s access, through a shared services agreement between our manager and Cohen & Company, to the investment professionals and principals of Cohen & Company and the information and origination opportunities generated by Cohen & Company’s investment professionals and principals during the normal course of their investment and portfolio management activities. The senior management of our manager evaluates, negotiates, structures, closes and monitors our investments and our financing activities. Our future success depends on the continued service of the senior management team of our manager. The departure of any of the senior managers of our manager, or of a significant number of the investment professionals or principals of Cohen & Company, could have a material adverse effect on our ability to achieve our investment objectives. Our manager may not remain our manager and may not have access to Cohen & Company’s investment professionals or principals or its information and asset origination opportunities in the future. If we fail to retain our manager, such loss may adversely affect our ability to achieve our investment objectives.

If our manager ceases to be our manager pursuant to the management agreement, financial institutions providing our credit facilities may not provide future financing to us.

The lenders under our warehouse facilities and possible future repurchase agreements and credit facilities may require that our manager manage our operations pursuant to our management agreement as a condition to making continued advances to us under these credit facilities. Additionally, if our manager ceases to be our manager, the lenders may terminate our facilities and their obligation to advance funds to us in order to finance our future investments. If our manager ceases to be our manager under our management agreement for any reason and we are not able to obtain financing on favorable terms or at all, such failure could adversely affect our business and results of operations.

Our manager has a short history and has limited experience in managing a REIT, which may hinder our ability to achieve our investment objectives or result in loss of our qualification as a REIT.

Government regulations impose numerous constraints on the operations of REITs. Our manager began operations in January 2006 and has limited experience in managing a portfolio of assets for a REIT, which may hinder our ability to achieve our investment objectives or result in loss of our qualification as a REIT.

Our board of directors has approved very broad investment guidelines for our manager and does not approve each investment decision made by our manager, which may hinder our ability to unwind transactions entered into by the time such transactions are reviewed.

Our manager is authorized to follow very broad investment guidelines on behalf of us. Our board of directors periodically reviews such investment guidelines. Our board of directors approves the investment transactions entered into by the Company, but does not approve the individual transactions relating to collateral accumulation completed within each of the CDO entities that we have invested in. In addition, in conducting periodic reviews of select investments, the board may rely primarily on information provided to us by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind at the time they are reviewed by the board. Our manager has great latitude within the broad parameters of the investment guidelines in determining the types of assets it may decide are proper investments.

The incentive fee payable under our management agreement may induce our manager to make higher risk investments.

The management compensation structure to which we have agreed with our manager may cause our manager to invest in high risk investments or take other risks. In addition to our management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of specified levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This may result in increased risk to the value of our investment portfolio.

The termination of our management agreement by us will not be possible under some circumstances and would otherwise be difficult and costly.

We may terminate the management agreement we entered into with our manager for cause (as defined in the management agreement) at any time. We may not terminate the management agreement, however, without cause before December 31, 2008, the date on which its initial term expires. After December 31, 2008, the management agreement will be automatically renewed for a one-year term on each anniversary date thereafter unless terminated for cause or as otherwise described in the management agreement. Under the management agreement, after December 31, 2008, we may terminate the agreement annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common stock, upon (1) unsatisfactory performance by our manager that is materially detrimental to us or (2) a determination that the management fee payable to our manager is not fair, subject to our manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. Our manager will be provided 180 days’ prior notice of any termination and will be paid a termination fee equal to three times the sum of (A) the average annual base management fee for the two 12-month periods immediately preceding the date of termination, plus (B) the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Thus, in some circumstances, we will simply be unable to terminate our management agreement. In other circumstances where we do have the right to terminate our management agreement, these provisions would result in substantial cost to us upon termination. In addition, we may also incur considerable legal cost resulting from potential litigation that may arise in connection with the termination of our management agreement. Consequently, these costs may make it more difficult for us to terminate our management agreement without cause.

The liability of our manager is limited under our management agreement, and we have agreed to indemnify our manager against certain liabilities, which may expose us to significant expenses.

Pursuant to our management agreement, our manager has not assumed any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow our manager’s advice or recommendations. Our manager and our members, managers, officers and employees are not liable to us, any of our subsidiaries, our directors, our stockholders or any stockholders of our subsidiaries for acts performed in accordance with and pursuant to our management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under our management agreement. We have agreed to indemnify our manager and its members, managers, officers and employees and each person controlling our manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to our management agreement.

If Cohen & Company or its affiliates cease to manage the CDOs or CLOs in which we invest or if the collateral management fees paid to Cohen & Company or its affiliates are reduced, we may have to pay more fees to our manager, which could adversely affect our financial condition.

Cohen & Company and its affiliates will receive fees in their capacity as collateral managers of the CDOs or CLOs in which we invest. The management agreement provides that the base management fee and incentive management fee otherwise payable by us to our manager will be reduced, but not below zero, by our proportionate share of the amount of any CDO or CLO collateral management fees paid to Cohen & Company and its affiliates in connection with the CDOs and CLOs in which we invest, based on the percentage of equity we hold in those CDOs and CLOs. If the CDO or CLO collateral management fees paid to Cohen & Company or its affiliates are reduced, or if the collateral management agreement between Cohen & Company and a CDO or CLO vehicle in which we invest is terminated, then the amount of collateral management fees that would be offset to our benefit would be reduced. If this were to occur, we may be required to pay more fees to our manager, which could adversely affect our financial condition.

Risks Related to Our Business

AFT had a limited operating history and limited experience operating as a REIT and we may not be able to operate the combined company successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

Our merger with AFT was completed on October 6, 2006. We are subject to all of the business risks and uncertainties associated with any newly combined business, including the risk that we will not achieve our investment objectives and that the value of the investment of our stockholders could decline substantially. We may not be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to our stockholders. We intend to operate so as to continue to qualify as a REIT and will therefore be subject to various rules relating to REITs. Because we have limited experience operating within the complex rules and regulations required for REIT qualification, we may not be able to comply with these rules and regulations. Our failure to comply with these rules and regulations could force us to pay unexpected taxes and penalties and could have a material adverse effect on our results of operations, financial condition and business. See “Item 1A—Risk Factors—Tax Risks” below.

Our financial condition and results of operations will depend upon our ability to manage future growth effectively and failure to do so may adversely affect our business, financial condition and results of operations.

Our ability to achieve our investment objectives will depend on our ability to manage future growth effectively and to identify and invest in assets and businesses that meet our investment and financing criteria. Accomplishing this result on a cost-effective basis will be largely a function of the structuring of the investment process, and having access to both debt and equity financing on acceptable terms. Any failure to manage future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

The amount of distributions to our stockholders will depend upon certain factors affecting our operating results, some of which are beyond our control.

A REIT must annually distribute at least 90% of its REIT taxable income to its stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of these factors are beyond our control and a change in any such factor could affect our ability to make distributions. We may not be able to make distributions. From time to time, we may not have sufficient cash to meet the distribution requirements due to timing differences between (1) the actual receipt of cash, including receipt of distributions from our subsidiaries and (2) the inclusion of items in our income for U.S. federal income tax purposes. If we do not have sufficient cash available to pay required distributions, we might have to borrow funds or sell assets to raise funds, which could adversely impact our business. Furthermore, we are dependent on distributions from our subsidiaries for revenues.

TruPS, leveraged loans or equity in corporate entities, such as CDOs or CLOs that hold TruPS and leveraged loans, do not qualify as real estate assets for purposes of the REIT asset tests and the income generated by these investments generally does not qualify as real-estate related income for the REIT gross income tests. We must invest in qualifying real estate assets, such as mortgage loans and real estate debt securities, that may have less attractive returns to maintain our REIT qualification, which could result in reduced returns for our stockholders.

TruPS, leveraged loans or equity in corporate entities, such as CDOs or CLOs that hold TruPS or leveraged loans, do not qualify as real estate assets for purposes of the REIT asset tests that we must meet on a quarterly basis to continue to qualify as a REIT. The income generated from investments in TruPS, leveraged loans or CDOs and CLOs that hold TruPS and leveraged loans generally does not qualify as real estate related income for the REIT gross income tests. Accordingly, we are limited in our ability to acquire TruPS and leveraged loans or maintain our investments in these assets or entities created to hold them. We will continue to invest in TruPS and leveraged loans and also in real estate related assets, such as mortgage loans and RMBS and CMBS, for the foreseeable future. Further, whether mortgage-backed securities held by warehouse lenders pursuant to off-balance sheet financing arrangements or financed using repurchase agreements prior to securitization are treated as qualifying assets or as generating qualifying real estate-related income for purposes of the REIT asset and income tests depends on the terms of the warehouse or repurchase financing arrangement. If we fail to make sufficient investments in qualifying real estate assets, such as mortgage loans, RMBS and CMBS, we will likely fail to maintain our qualification as a REIT. In addition, these qualifying investments may be lower yielding than the expected returns on TruPS, leveraged loans and CDOs and CLOs holding TruPS and leveraged loans. This lower yield, if it occurs, could result in reduced returns for our stockholders.

Furthermore, if income inclusions from our foreign TRSs or certain other foreign corporations that are not qualified REIT subsidiaries are determined not to qualify for the REIT 95% gross income test, we may need to invest in sufficient qualifying assets, or sell some of our interests in such foreign TRSs or other foreign corporations that are not qualified REIT subsidiaries, to ensure that the income we recognize from our foreign TRSs or such other foreign corporations does not exceed 5% of our gross income.

Failure to obtain adequate capital and funding would adversely affect the growth and results of our operations and may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

We depend upon the availability of adequate funding and capital for our operations. In particular, we will need to continue to raise additional equity capital in order to grow our business. A REIT is required to annually distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and is therefore not able to retain our earnings for new investments. The failure to secure acceptable financing could reduce our taxable income because our investments would no longer generate the same level of net interest income with an insufficient amount of funding or an increase in funding costs. A reduction in net income would have an adverse effect on our liquidity and the ability to make distributions to our stockholders. Sufficient funding or capital may not be available to us in the future on terms that are acceptable. In addition, if our minimum distribution required to maintain our qualification as a REIT becomes large relative to our cash flow due to our taxable income exceeding our cash flow from operations, then we could be forced to borrow funds, sell assets or raise capital on unfavorable terms, if at all, in order to maintain our REIT qualification. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to our stockholders.

Our business requires a significant amount of cash, and if it is not available, our business and financial performance will be significantly harmed.

We require a substantial amount of cash to fund our investments, to pay expenses and to hold assets. We also require cash to meet our working capital, minimum REIT distribution requirements, debt service obligations and other needs. Cash could be required to meet margin calls under the terms of our borrowings in the event that there is a decline in the market value of the assets that collateralize our debt, the terms of our short-term debt become less attractive or for other reasons.

We expect that our primary sources of working capital and cash will continue to consist of:

•	warehouse lines, repurchase facilities and, secured lines of credit;

•	income from our investment portfolio;

•	operating profits and the proceeds from financing our investments; and

•	net proceeds from any offerings of our equity or other debt securities.

We may not be able to generate a sufficient amount of cash from operations and financing activities to successfully execute our business strategy.

We expect to rely on a limited number of financing arrangements to finance our investments and our business and our financial performance will be significantly harmed if those resources are no longer available.

Pending the structuring of a CDO or other securitization, we finance assets that we acquire through borrowings under on and off-balance sheet warehouse arrangements and repurchase facilities and, possibly, secured lines of credit. The obligations of lenders to purchase assets or provide financing during a warehouse accumulation period are subject to a number of conditions, independent of our performance or the performance of the underlying assets. Likewise, repurchase facilities are dependent on the counterparties’ ability to re-sell our obligations to third parties. If there is a disruption of the repurchase market generally, or if one of our counterparties is itself unable to access the repurchase market, our access to this source of liquidity could be adversely affected. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to increase significantly the cost of the lines of credit that they provide. We expect that TRSs or qualified REIT subsidiaries that we have formed or may form will enter into additional warehouse facilities in order to fund the acquisition of additional assets during warehouse accumulation periods. We may not be able to renew or replace our financing arrangements when they expire on terms that are acceptable or at all. We intend that the financing arrangements already entered into by us and our subsidiaries before the merger continue to remain in effect.

We incur a significant amount of debt to finance our operations, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution to our stockholders.

We incur a significant amount of debt to finance our operations, which can compound losses and reduce the cash available for distributions to our stockholders. We expect that we will enter into additional financing arrangements in the future and warehouse facilities entered into by us and our subsidiaries will remain in effect. As of December 31, 2006, the total consolidated indebtedness of the Company was $10.0 billion. We generally leverage our investment portfolio through the use of warehouse facilities, repurchase agreements, securitizations, including the issuance of CDOs and CLOs and other borrowings. The leverage we employ varies depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged as collateral for our respective borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Debt service payments will reduce the net income available for distributions including to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Under certain repurchase agreements, our lenders could take title to our assets and may have an ability to liquidate our assets through an expedited process. Currently, neither our corporate charter nor our bylaws impose any limitations on the extent to which we may leverage our assets.

If the value of the assets we pledge to secure loans declines, we will experience losses and may lose our REIT qualification.

A substantial portion of our borrowings are in the form of collateralized borrowings. If the value of the assets pledged to secure our borrowings were to decline, we would be required to post additional collateral, reduce the amount borrowed or suffer forced sales of the collateral. If sales were made at prices lower than the carrying value of the collateral, we would experience additional losses. If we are forced to liquidate qualified REIT real estate assets to repay borrowings, we may not be able to maintain compliance with the REIT provisions of the Internal Revenue Code regarding asset and source of income requirements. If we are unable to maintain our qualification as a REIT, our distributions will not be deductible by us, and our income will be subject to U.S. federal income taxation, reducing our earnings available for distribution.

An increase in borrowing costs relative to the interest we receive on our investments may adversely affect our profitability, which may negatively affect cash available for distribution to our stockholders.

As warehouse lines, anticipated lines of credit or other short-term borrowing instruments mature, we will be required either to enter into new financing arrangements or to sell certain of our portfolio investments. An increase in short-term interest rates at the time that we seek to enter into new financing arrangements would reduce the spread between our returns on our portfolio investments and the cost of our borrowings. This change in interest rates would adversely affect our returns on our portfolio investments that are subject to prepayment risk, including mortgage-backed securities investments, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

We could suffer losses beyond our committed capital under warehouse facilities, which could harm our business, financial condition, liquidity and results of operations.

The warehouse facilities that we have entered into typically provide that if a CDO in which we are first loss provider during the warehouse period does not close due to our breach of our obligation, if any, to purchase the equity securities in that CDO, then we would be liable for any and all expenses incurred by the warehouse provider and the collateral manager as a result of such terminated CDO transaction. This expense reimbursement obligation is in addition to any first loss exposure we may have to the lender with respect to any losses suffered on any of the assets held by the warehouse lenders during a warehouse accumulation period up to the full amount of the cash collateral, which are generally limited to a fixed percentage of assets held under the facility, approximately 3% on the MBS facility, 6% on the TruPS facility, and approximately 9% on the leveraged loan facility. Any such expense reimbursement and losses could harm our business, financial condition, liquidity and results of operations.

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

Financing arrangements that we are party to contain covenants that restrict our operations, and any default under these arrangements would inhibit our ability to grow our businesses and increase revenues.

The warehouse facilities that we have entered into contain extensive restrictions and covenants. Failure to meet or satisfy any of these covenants may result in an event of default under these agreements. These agreements also typically contain cross-default provisions, so that an event of default under any agreement will trigger an event of default under other agreements, giving the lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and enforce their rights by foreclosing on collateral pledged under these agreements.

Our financing arrangements may also restrict our ability to, among other things:

•	incur additional debt;

•	make certain investments or acquisitions; and

•	engage in mergers or consolidations.

These restrictions may interfere with our ability to obtain additional financing or to engage in other business activities. Furthermore, our default under any of our warehouse facilities or other financing arrangements could have a material adverse effect on our business, financial condition and results of operations.

The warehouse providers under our warehouse facilities may have the right to liquidate assets acquired under the facilities at our manager’s direction upon the occurrence of certain events, such as a default or a decline in credit quality of the collateral that may lead to a default. We could be required to bear any losses up to our first loss cap suffered by the warehouse providers in the event of a collateral liquidation, if the losses are due to events such as, for example: (i) the failure of an obligor of the underlying collateral in the warehouse to make payments of any interest or principal in respect of the underlying collateral when due after any applicable grace period; (ii) the underlying collateral purchased during the warehouse period falls below a certain corporate rating; (iii) if we obligate ourselves to purchase some or all the equity in the related CDO, the breach by us of such obligation which breach causes the CDO to not close; or (iv) if the underlying asset purchased during the warehouse period becomes a credit risk security (e.g., if the warehouse provider and the collateral manager mutually determine in good faith that the underlying asset has a significant risk of declining in credit quality). In such events, we could suffer a liability up to the amount of the cash collateral we maintain with our warehouse providers, which amount generally averages between $5,000,000 and $20,000,000, depending on the economics of the CDO; provided, however, that if we breach our obligations to purchase equity, our loss could be greater than this amount.

We may be required to repurchase mortgage loans that we have sold or to indemnify holders of our mortgage-backed securities.

If any of the mortgage loans that we securitize do not comply with the representations and warranties that we make about the characteristics of the loans, the borrowers and the properties securing the loans, we may be required to repurchase those loans that we have securitized, or replace them with substitute loans or cash. If this occurs, we may have to bear any associated losses directly. In addition we may be required to indemnify the purchasers of such loans for losses or expenses incurred as a result of a breach of a representation or warranty made by us. Repurchased loans typically require an allocation of working capital to carry on our books, and our ability to borrow against such assets is limited, which could limit the amount by which we can leverage our equity. Any significant repurchases or indemnification payments could significantly harm our cash flow and results of operations.

The treatment of TruPS and surplus notes for regulatory capital purposes may reduce the attractiveness of TruPS and surplus notes as a financing mechanism to banks, bank holding companies and insurance companies, which may result in us having to invest in assets that are lower yielding than our expected returns of TruPS.

One of the attractive features of TruPS for banks and bank holding company issuers is that TruPS can currently be included in the tier one capital, as defined in the regulations promulgated under the Bank Holding Act, of bank holding companies, subject to certain quantitative limitations. Many insurance companies also receive favorable capital treatment for TruPS and surplus notes for state regulatory purposes. In April 2005, the Federal Reserve Board approved a final rule, “Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital,” which provides for the continued inclusion of outstanding and prospective issuances of TruPS in the tier one capital of bank holding companies subject to the limitation that restricted core capital elements, which include TruPS, are limited to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less associated deferred tax liabilities. For internationally active bank holding companies, the limitation on restricted core capital elements is 15%. TruPS and their embedded underlying subordinated notes must also be structured to meet certain qualitative requirements provided for in the final rule. Thus, banks and bank holding company issuers are limited in their ability to treat TruPS as tier one capital. The individual states’ departments of insurance regulate the issuance and repayment of surplus notes. In the future, regulators could seek to impose further limitations on the issuance of surplus notes. Any such limitations would adversely affect the ability of insurance companies to issue these types of securities, which may result in us investing in assets that are lower yielding than our expected returns on TruPS. This could result in reduced returns for our stockholders. In the future, regulators could also seek to impose further limits on the treatment of TruPS as tier one capital, or to exclude them from tier one capital in their entirety. Any such limitation or exclusion would adversely affect the willingness of banks to issue TruPS, which may result in us investing in assets that are lower yielding than our expected returns on TruPS. This could result in reduced returns for our stockholders.

Some rating agencies currently view TruPS favorably in evaluating the capital structure of banks, bank holding companies and insurance companies. If this view were to change, banks and insurance companies might discontinue issuing TruPS.

Some rating agencies currently treat TruPS favorably in evaluating the capital structure of banks, bank holding companies and insurance companies. In the future, these rating agencies could seek to change their treatment of TruPS. If this were to happen, banks and insurance companies may be unwilling to issue TruPS to us, which may result in us investing in assets that are lower yielding than our expected returns on TruPS. This could result in reduced returns for our stockholders.

Our hedging transactions may not completely insulate us from interest rate risk, which may cause greater volatility in our earnings.

Subject to maintaining our qualification as a REIT, we may engage in certain hedging transactions in an effort to limit our exposure to changes in interest rates, which may expose us to risks associated with these transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our investment portfolio positions from changes in market interest rates. Hedging against a decline in the values of our investment portfolio positions does not eliminate the possibility of fluctuations in the values of these positions or prevent losses if the values of these positions decline. However, hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of these investment portfolio positions. Hedging transactions may also limit the opportunity for gain if the values of the investment portfolio positions should increase. Moreover, we may not be able to hedge against an interest rate fluctuation that is generally anticipated at an acceptable price.

The success of our hedging transactions will depend on our ability to structure and execute effective hedges for the assets we hold. Therefore, while we may enter into these transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investment portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not establish a perfect correlation between such hedging instruments and the investment portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Accounting for hedges under GAAP, is extremely complicated. We may inadvertently fail to account for our hedges properly in accordance with GAAP on our financial statements or may fail to qualify for hedge accounting, either of which could have a material adverse effect on our earnings.

While we use hedging to mitigate some of our interest rate risk, the failure to completely insulate our investment portfolio from interest rate risk may cause greater volatility in our earnings.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our investments. Except to the extent provided by Treasury regulations, any income from a hedging transaction we enter into in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real state assets, which is clearly identified as specified in Treasury regulations before the close of the day on which it was acquired, originated, or entered into and satisfies other identification requirements, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through one of our domestic TRSs. This could increase the cost of our hedging activities because our domestic TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

Hedging against interest rate exposure may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by U.S. federal tax provisions applicable to REITs;

•	gains on hedges at our TRSs will be subject to income tax;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•

the party owing money in the hedging transaction may default on our obligation to pay. Our hedging activity may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

The competitive pressures we face as a result of operating in a highly competitive market could have a material adverse effect on our business, financial condition, liquidity and results of operations.

A number of entities compete with us with respect to our origination and investment activities. We compete with other REITs, public and private funds, commercial and investment banks, savings and loan institutions, mortgage bankers, insurance companies, institutional bankers, governmental bodies, commercial finance companies and other entities. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs, including RAIT, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds, enhanced operating efficiencies and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face if not effectively managed may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Also, as a result of this competition, we may not be able to take advantage of attractive origination and investment opportunities and therefore may not be able to identify and pursue opportunities that are consistent with our objectives. Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to maintain our distributions to our stockholders.

We may not be able to acquire eligible securities for CDO and CLO issuances or other securitizations on favorable economic terms, or may not be able to structure CDOs and CLOs and other securitizations on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

We invest in CDOs, CLOs and other types of securitizations. During a warehouse accumulation period, we or our lenders acquire assets through warehouse facilities and other short-term financing arrangements. We contribute cash and other collateral which is held in escrow by the lenders to cover our losses, up to the amount of such collateral, should securities need to be liquidated during the warehouse accumulation period. We are subject to the risk that we or our lenders will not be able to acquire a sufficient amount of eligible securities to maximize the efficiency of a CDO or CLO issuance or other securitization. In addition, disruptions in the capital markets generally, or in the securitization markets specifically, may make the issuance of a CDO, CLO or another securitization transaction less attractive or even impossible. If we are unable to securitize the assets, or if doing so is not economical, we or our warehouse lenders may be required to seek other forms of potentially less attractive financing or to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing our purchase commitment.

The use of CDO and CLO financings with over-collateralization requirements may have a negative impact on our cash flow and may trigger certain termination provisions in the related collateral management agreements.

We expect that the terms of the CDOs and CLOs we structure will generally provide that the principal amount of assets must exceed the principal balance of the related securities to be issued by the CDO or CLO by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the CDO and CLO terms will provide that, if certain delinquencies and/or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the CDO or CLO securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests, based on delinquency levels or other criteria, may restrict our ability to receive cash distributions from assets collateralizing the CDO or CLO securities. The performance tests may not be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on future CDOs and CLOs, there are no assurances as to the actual terms of the CDO and CLO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. In addition, collateral management agreements typically provide that if certain over-collateralization ratio tests are failed, the collateral management agreement may be terminated by a vote of the security holders. If the assets held by CDOs and CLOs fail to perform as anticipated, our earnings may be adversely affected and over-collateralization or other credit enhancement expenses associated with CDO and CLO financings will increase.

Our existing CDO investments, and future CDOs, CLOs and other securitizations are and will be collateralized with real estate securities and securities issued by banks, bank holding companies and insurance companies and surplus notes issued by insurance companies, and any adverse market trends that affect these industries are likely to adversely affect such CDOs, CLOs and other securitizations in general.

We have invested in nine CDOs and one CLO as of December 31, 2006, which are collateralized by RMBS, TruPS issued by banks and insurance companies, and leveraged loans. Future CDO and CLO issuances and other securitizations will be backed by mortgage loans, RMBS, CMBS, TruPS issued by banks, bank holding companies and insurance companies and surplus notes issued by insurance companies and, possibly, other preferred securities, leveraged loans, and other mortgage-backed securities. Any adverse market trends that affect the banking, insurance or real estate industries or the value of these types of securities will adversely impact the value of our interests in our CDOs, CLOs and other securitizations. Such trends could include declines in real estate values in certain geographic markets or sectors, underperformance of real estate securities issued in a particular year, unexpected bank or insurance company losses or failures, or changes in U.S. federal income tax laws that could affect the performance of real estate securities and loans and securities issued by banks and insurance companies.

The CDO structure benefits from a mix of TruPS issued by banks and bank holding companies and TruPS and surplus notes issued by insurance companies. The failure of our manager to originate TruPS and surplus notes issued by insurance companies for inclusion in CDOs could adversely affect our ability to complete CDO transactions and the terms of these transactions available to us.

CDOs benefit, in pricing and other terms, from inclusion of both TruPS issued by banks and bank holding companies as well as TruPS and surplus notes issued by insurance companies. If our manager is unable to originate attractive TruPS and surplus notes issued by insurance companies for inclusion in CDOs, our ability to complete CDO transactions on favorable pricing and other terms, or at all, will be adversely affected.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our operating results and negatively affect our ability to pay dividends.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could adversely impact our financial statements.

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities, and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to delay in preparation of financial information. Changes in accounting interpretations or assumptions could impact our financial statements.

Risks Related to Our Investments

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. However, our investments may not appreciate in value and, in fact, may decline in value, and the financings that we originate and the securities that we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

We may change our investment strategy, hedge strategy, asset allocation and operational policies without our stockholders’ consent, which may result in riskier investments and adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

We may change our investment strategy, hedge strategy, asset allocation and operational policies at any time without the consent of our stockholders, which could result in our making investments or hedges that are different from, and possibly riskier than, the investments or hedges described in this Annual Report on Form 10-K. A change in our investment or hedge strategy may increase our exposure to interest rate and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in instrument categories different from those described in this Annual Report on Form 10-K. Furthermore, our board of directors determines our operational policies and may amend or revise our policies, including our polices with respect to our REIT qualification, acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

Increases in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect cash available for distribution to our stockholders.

While we seek to match fund the duration of our assets and liabilities to lock in a spread between the yields on our assets and the cost of our interest-bearing liabilities, changes in the general level of interest rates may affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, our ability to successfully implement our investment strategy and the value of our assets.

Although U.S. interest rates have been rising recently, they remain at relatively low historical levels. In the event of a significant rising interest rate environment or economic downturn, defaults on our assets may increase and result in losses that would adversely affect our liquidity and operating results. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

Our operating results will depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that, in most cases, for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of the related borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us. As of December 31, 2006, approximately $9.6 billion, or 98% of the Company’s investment related assets were match-funded.

The accumulation period of our warehouse facilities that are subject to interest rate risk is generally 90 to 120 days. As the accumulation period is completed or warehouse facilities mature, we will either enter into a CDO transaction or a new warehouse facility or sell certain assets. An increase in short-term interest rates at the time we seek to enter into a CDO transaction or a new warehouse facility may reduce the spread between the returns on our portfolio investments and the cost of our borrowings. This change in interest rates would adversely affect returns on portfolio investments that are fixed rate.

Some of our investments may be recorded at fair value as determined in good faith by our management and, as a result, there may be uncertainty as to the actual market value of these investments.

Some of our investments may be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments quarterly at fair value as determined in good faith by our management. Because these valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, such determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

The lack of liquidity in certain investments may adversely affect our business.

We expect to make investments in securities of private companies, CDOs and CLOs. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises.

A prolonged economic slowdown, a recession or declining real estate values and increasing interest rates could impair our investments and harm our operating results which may, in turn, adversely affect the cash available for distribution to our stockholders.

Many of our investments may be susceptible to economic slowdowns or recessions and rising interest rates, which could lead to financial losses in our investments and a decrease in revenues, net income and assets.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could reduce the value of our investments, reduce the number of attractive investment opportunities and harm our operating results which may, in turn, adversely affect the cash available for distribution to our stockholders.

Prepayment rates on TruPS, mortgage loans or mortgage-backed securities could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

The value of the TruPS, mortgage loans, mortgage-backed securities and, possibly, other securities in which we invest may be adversely affected by prepayment rates. For example, higher than expected prepayment rates will likely result in interest-only securities retained by us in our mortgage loan securitizations and securities that we acquire at a premium to diminish in value. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty.

Borrowers tend to prepay their financings faster when interest rates decline. In these circumstances, we would have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, borrowers tend not to prepay on their financings when interest rates increase. Consequently, we would be unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our investment portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

The mortgage loans in which we have invested and the mortgage loans underlying the RMBS and CMBS in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us that may result in reduced earnings and negatively affect the cash available for distribution to our stockholders.

Residential mortgage loans are secured by single-family residential properties and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans.

Commercial mortgage loans are secured by multi-family or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in laws that increase operating expense or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation; or

•	acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law, which could result in a total loss of our investment. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or are secured by pools of residential mortgage loans and CMBS evidence interests in or are secured by a single commercial mortgage loan or pool of commercial mortgage loans. Accordingly, the mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans. In addition, residential mortgage borrowers are not typically prevented by the terms of their mortgage loans from prepaying their loans in whole or in part at any time. Borrowers prepay their mortgages for many reasons, but typically, when interest rates decline, borrowers tend to prepay at faster rates. To the extent that the underlying mortgage borrowers in any of our mortgage loan pools or the pools underlying any of our mortgage-backed securities prepay their loans, we will likely receive funds that will have to be reinvested, and we may need to reinvest those funds at less desirable rates of return.

A portion of our investments in mortgage-backed securities are collateralized by subprime residential mortgages. Subprime residential mortgage loans are generally loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to loan size, credit characteristics or documentation standards. Loans to lower credit grade borrowers generally experience higher-than-average default and loss rates than do conforming mortgage loans. Material differences in expected default rates, loss severities and/or prepayments on the subprime mortgage loans from what was estimated in connection with the original underwriting of such loans could cause reductions in our income and adversely affect our operating results, with respect to our investments in mortgage-backed securities. If we underestimate the extent of losses that our investments in mortgage-backed securities will incur, then our business, financial condition, liquidity and results of operations could be adversely impacted. We are not aware of any defaults in our portfolio.

Although we currently intend to focus on real estate-related asset-backed securities, we may invest in other types of asset-backed securities to the extent these investments would be consistent with maintaining our qualification as a REIT.

We may invest in residential mortgage loans that have material geographic concentrations. Any adverse market or economic conditions in those regions may have a disproportionately adverse effect on the ability of our customers to make their loan payments.

We may invest in residential mortgage loans that have material geographic concentrations. The risk of foreclosure and losses on these loans may be exacerbated by economic and other conditions in these geographic markets. In addition, the market value of the real estate securing those mortgage loans could be adversely affected by adverse market and economic conditions in that region. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions or natural disasters in that geographic region could adversely affect our net interest income from loans in our investment portfolio and our ability to make distributions to our stockholders. Based on the total carrying amount of the mortgages taken out in connection with the residential mortgage loans the Company had invested in as of December 31, 2006, approximately 46% of the properties securing those residential mortgage loans were concentrated in the state of California.

We may be exposed to environmental liabilities with respect to properties to which we take title, which may have a material adverse effect on our business, financial condition, liquidity, and results of operations.

In the event we are forced to foreclose on a mortgage loan we hold, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In this circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

We may incur lender liability as a result of our investments in leveraged loans.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or our other creditors or stockholders. We may be subject to allegations of lender liability, which if successful, could result in material losses and materially and adversely affect our operations.

The leveraged loans in which we invest could be subject to equitable subordination by a court and thereby increase our risk of loss with respect to such loans.

Courts have, in some cases, applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower, when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lending institution or its affiliates are found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. Payments on one or more of our leveraged loans, particularly a leveraged loan to a client in which we also hold equity interests, may be subject to claims of equitable subordination. If, when challenged, these factors were deemed to give us the ability to control or otherwise exercise influence over the business and affairs of one or more of our clients, this control or influence could constitute grounds for equitable subordination. This means that a court may treat one or more of our leveraged loans as if it were common equity in the client. In that case, if the client were to liquidate, we would be entitled to repayment of our loan on an equal basis with other holders of the client’s common equity only after all of the client’s obligations relating to our debt and preferred securities had been satisfied. One or more successful claims of equitable subordination against us could have an adverse effect on our business, results of operation or financial condition.

We may not act as agent for many of the leveraged loans in which we invest and, consequently, will have little or no control over how those loans are administered or controlled.

In many of the leveraged loans in which we invest, we may not be the agent of the lending group that receives payments under the loan or the agent of the lending group that controls the collateral for purposes of administering the loan. When we are not the agent for a loan, we may not receive the same financial or operational information as we receive for loans for which we are the agent and, in many instances, the information on which we must rely is provided to us by the agent rather than directly by the borrower. As a result, it may be more difficult for us to track or rate these loans than it is for the loans for which we are the agent. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans may choose not to take the same actions to enforce the loan or to foreclose upon the collateral securing the loan that we would have taken had we been agent for the loan.

With respect to our investments in leveraged loans to mid-sized companies, we may invest in balloon loans and bullet loans which may have a greater degree of risk than other types of loans.

A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that upon maturity of the loan, more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. On the maturity date, the entire unpaid balance of the loan is due.

Balloon loans and bullet loans involve a greater degree of risk than other types of loans because they require the borrower to make a large final payment upon the maturity of the loan. The ability of a borrower to make this final payment upon the maturity of the loan typically depends upon our ability either to generate sufficient cash flow to repay the loan prior to maturity, to refinance the loan or to sell the related collateral securing the loan, if any. The ability of a borrower to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the borrower, the financial condition of the borrower, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the borrower may not have the ability to repay the loan at maturity and we could lose all or most of the principal of our loan. As of December 31, 2006, the Company had investments in balloon or bullets loans of approximately $251.6 million, or approximately 2.37% of total assets.

Investments in equity securities and our investments in leveraged loans involve special risks relating to the particular issuer of the securities or debt, including the financial condition and business outlook of the issuer and the issuer’s regulatory compliance.

Although we have not yet done so, we may opportunistically invest in equity securities of various types of business entities, including banks, bank holding companies, insurance companies and real estate companies, depending upon our ability to finance such assets in accordance with our financing strategy. Investments in equity securities and our investments in leveraged loans are subject to many of the risks of investing in subordinated real estate-related securities, which may result in losses to us. As of December 31, 2006, the Company had investments in leveraged loans of approximately $314.1 million, or approximately 3% of total assets.

Investments in TruPS, leveraged loans and other securities are also subject to risks of delinquency and foreclosure, and risk of loss in the event of foreclosure and the dependence upon the successful operation of and distributions from assets and businesses of the issuers. Equity securities and unsecured loans are generally subordinated to other obligations of the issuer and are not secured by specific assets of the issuer.

Equity investments may involve a greater risk of loss than traditional debt financing and specific risks relating to particular issuers.

Although we have not yet done so, we may opportunistically invest in equity of various types of business entities, including banks, bank holding companies, insurance companies and real estate companies, depending upon our ability to finance such assets in accordance with our financing strategy. Equity investments, including investments in preferred securities, involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to debt and are not secured. Furthermore, should the issuer default, we would only be able to proceed against the entity in which we have an interest, and not the assets owned by the entity. If we invest in preferred securities, in most cases we will have no recourse against an issuer for a failure to pay stated dividends; rather, unpaid dividends typically accrue and the preferred stockholders maintain a liquidation preference in the event of a liquidation of the issuer of the preferred securities. An issuer may not have sufficient assets to satisfy any liquidation preference to which we may be entitled. As a result, we may not recover some or all of our investments in preferred equity securities in particular and in equity securities in general.

Investments in equity securities are also subject to risks of: (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem our investment and cause us to reinvest premature redemption proceeds in lower yielding assets, and (v) the declining creditworthiness and potential for insolvency of the issuer of such securities during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities and the ability of the issuers thereof to repay principal and interest or make dividend payments.

Investments in subordinated RMBS and CMBS are generally in the “second loss” position and therefore subject to increased risk of losses.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the “first loss” subordinated security holder and then by the “second loss” subordinated security holder. Our investments in subordinated RMBS and CMBS will be generally in the “second loss” position and therefore may be subject to losses. In the event of default and the exhaustion of any collateral, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying mortgage-backed securities to make principal and interest payments may be impaired. In this event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities. As of December 31, 2006, the Company had investments in subordinated RMBS and CMBS of approximately $2.4 billion or 23% of our consolidated total assets.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

Although we have not yet done so, we may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of investments involve a higher degree of risk than long- term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender or may be secured only by an equity interest in the borrower and not any real property. In the event of a bankruptcy of the entity providing the pledge of our ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Catastrophic losses and the lack of availability of reinsurance could adversely affect our investments in TruPS issued by insurance companies.

The insurance companies that issue the TruPS and in which we invest are exposed to policy claims arising out of catastrophes. Catastrophes may be caused by various events, including hurricanes, earthquakes and floods and may also include man-made catastrophes such as terrorist activities. The frequency and severity of catastrophes are inherently unpredictable. Claims resulting from catastrophic events could materially reduce the profitability or harm the financial condition of the insurance companies which issue the TruPS in which we invest, and could cause one or more of such insurance companies to default on the payment of distributions of such TruPS. Payments under these TruPS are subordinated to policy claim payments owed by these insurance companies. In addition, the ability of insurance companies to manage this risk may depend, in part, upon their ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future.

The borrowers under leveraged loans in which we invest will include privately owned mid-sized companies, which present a greater risk of loss than loans to larger companies.

Compared to larger, publicly owned firms, these companies generally also have more limited access to capital and higher funding costs and may be in a weaker financial position. Accordingly, advances made to these types of borrowers entail higher risks than advances made to companies which are able to access traditional credit sources.

Numerous factors may affect a borrower’s ability to make scheduled payments on our loan, including the failure to meet our business plan or a downturn in our industry. In part because of their smaller size, our borrowers may:

•	experience significant variations in operating results;

•	have narrower product lines and market shares than their larger competitors; be particularly vulnerable to changes in customer preferences and market conditions;

•	be more dependent than larger companies on one or more major customers, the loss of which could materially impair their business, financial condition and prospects;

•	face intense competition, including from companies with greater financial, technical, managerial and marketing resources;

•

depend on the management talents and efforts of a single individual or a small group of persons for their success, the death, disability or resignation of whom could materially harm the client’s financial condition or prospects;

•	have less skilled or experienced management personnel than larger companies; or

•	do business in regulated industries, such as the healthcare industry, and could be adversely affected by policy or regulatory changes.

Accordingly, any of these factors could impair a borrower’s cash flow or result in other events, such as bankruptcy, which could limit that borrower’s ability to repay our obligations to us, and may lead to losses in our investment portfolio and a decrease in our revenues, net income and assets, which may result in reduced earnings and negatively affect the cash available for distribution to our stockholders.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and the uncertainty of foreign laws and markets.

We may purchase securities denominated in foreign currencies. We expect that our exposure, if any, would be principally to the British pound, the Euro and the Canadian dollar. A change in foreign currency exchange rates may have an adverse impact on returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations, which may result in reduced earnings and negatively affect the cash available for distribution to our stockholders.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in certain circumstances such as the early termination of a derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities we are contractually owed under the terms of the derivative agreement. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses would be reflected in our results of operations and our ability to fund these obligations would depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely impact our financial condition.

Our due diligence may not reveal all of an entity’s liabilities and may not reveal other weaknesses in their business.

Before originating an investment for, or making an investment in, an entity, we will rely on our manager to assess the strength and skills of the entity’s management and other factors that we believe will determine the success of the investment. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. These due diligence processes may not uncover all relevant facts, which could result in losses to us.

Regulatory and Legal Risks of Our Business

Maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely affect our results of operations.

We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(l)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(l) or Section 3(c)(7) of the Investment Company Act. Because we are organized as a holding company that conducts our businesses primarily through majority-owned subsidiaries, the securities issued to us by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(l) or 3(c)(7) of the Investment Company Act, together with any other “investment securities” we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

The determination of whether an entity is a majority-owned subsidiary of ours is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies, including CDO issuers, in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary of ours and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies, including collateralized debt obligation, or CDO issuers, as majority-owned subsidiaries, we would need to adjust our investment strategy and invest our assets in order to continue to pass the 40% test. Any such adjustment in our investment strategy could have a material adverse effect on us.

A majority of our subsidiaries are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder with respect to the assets in which they can invest to avoid being regulated as an investment company. For instance, our subsidiaries that issue CDOs generally will rely on Rule 3a-7, an exemption from the Investment Company Act provided for certain structured financing vehicles that pool income-producing assets and issue securities backed by those assets. Such structured financings may not engage in portfolio management practices resembling those employed by mutual funds. Accordingly, each of our CDO subsidiaries that rely on Rule 3a-7 is subject to an indenture which contains specific guidelines and restrictions limiting the discretion of the CDO issuer and our manager. In particular, the indentures prohibit the CDO issuer from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Certain sales and purchases of assets, such as dispositions of collateral that has gone into default or is at risk of imminent default, may be made so long as the CDOs do not violate the guidelines contained in the indentures and are not based primarily on changes in market value. The proceeds of permitted dispositions may be reinvested in collateral that is consistent with the credit profile of the CDO under specific and predetermined guidelines. In addition, absent obtaining further guidance from the SEC, substitutions of assets may not be made solely for the purpose of enhancing the investment returns of the holders of the equity securities issued by the CDO issuer. As a result of these restrictions, our CDO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in our CDO subsidiaries.

Our subsidiaries that hold real estate assets (i.e., Alesco Loan Holdings Trust and Sunset Loan Holdings Trust) rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of a subsidiary’s portfolio must be composed of mortgages and other liens on and interests in real estate (collectively, “qualifying assets”) and at least 80% of the subsidiary’s portfolio must be composed of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. Accordingly, these restrictions will limit the ability of these subsidiaries to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, unsecured debt and preferred securities issued by REITs and real estate companies or in assets not related to real estate. As of the date of this Annual Report on Form 10-K, Alesco Loan Holdings Trust’s and Sunset Loan Holdings Trust’s assets consist primarily of whole-residential mortgage loans to which we have legal title as well as certain mortgage-backed securities. To the extent Alesco Loan Holdings Trust or another subsidiary of ours invests in other types of assets such as RMBS, CMBS and mezzanine loans, we will not treat such assets as qualifying assets for purposes of determining the subsidiary’s eligibility for the exemption provided by Section 3(c)(5)(C) unless such treatment is consistent with the guidance of the SEC as set forth in no-action letters, interpretive guidance or an exemptive order.

As of the date of this Annual Report on Form 10-K, four of our subsidiaries, Alesco TPS Holdings LLC, Sunset TPS Holdings LLC, Alesco Holdings Ltd., and Sunset Holdings Ltd., are currently relying on the exemption provided under Section 3(c)(1), and therefore, our ownership interests in these subsidiaries are deemed to be investment securities for purposes of the 40% test. We must monitor our holdings in these four subsidiaries and any future subsidiaries relying on the exemptions provided under Section 3(c)(1) or 3(c)(7) to ensure that the value of our investment in such subsidiaries, together with any other investment securities we may own, does not exceed 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

If the combined value of the investment securities issued by our subsidiaries that are excepted by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of our total assets on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required either (a) to change substantially the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters and our manager will have the right to terminate our management agreement.

We have not received a no-action letter from the SEC regarding whether our investment strategy complies with the exclusion from regulation under the Investment Company Act that we are relying upon. To the extent that the SEC provides more specific or different guidance regarding, for example, the treatment of assets as qualifying assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen, which could have a material adverse effect on our operations.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Risks Related to Our Organization and Structure

Our charter and Maryland law may defer or prevent a takeover bid or change in control.

Certain provisions of our charter and Maryland law may defer or prevent unsolicited takeover attempts or attempts to change our board of directors. These provisions include a general limit on any holder beneficially owning more than 9.8% of our outstanding shares, a provision that our directors may be removed only by the affirmative vote of at least two thirds of the votes entitled to be cast generally in the election of directors and the power of our board of directors to classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. Although our board has no intention to do so at the present time, it could establish a series of our common stock or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for the common stock or otherwise be in the best interest of our stockholders.

Our ownership limitation may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in preserving our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our outstanding shares of any class or series of capital stock.

The ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our charter does not permit ownership in excess of 9.8% of the shares in value of any class or series of our stock, and attempts to acquire shares of any class or series of our stock in excess of the 9.8% limit without prior approval from our board of directors may be void, and could result in the shares being automatically transferred to a charitable trust.

Our charter prohibits beneficial or constructive ownership by any person of more than 9.8% of the aggregate value of the outstanding shares of any class or series of our stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the shares of any class or series of our stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the shares of any class or series of our stock, and thus be subject to the ownership limitations. Any attempt to own or transfer shares of our stock in excess of the ownership limit without the consent of the board of directors may be void, and could result in the shares being automatically transferred to a charitable trust.

Tax Risks

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

We believe that we have been organized and operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes.

To continue to qualify as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.

In particular, at least 75% of our assets at the end of each calendar quarter must consist of real estate assets, government securities, cash and cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt instruments during the one-year period following the receipt of new capital and regular or residual interests in a Real Estate Mortgage Investment Conduit, or a REMIC. In addition, the amount of securities of a single issuer, other than a TRS, that we hold must generally not exceed either 5% of the value of our gross assets or 10% of the vote or value of such issuer’s outstanding securities.

Certain of the assets that we hold or intend to hold, including TruPS, leveraged loans and equity interests in CDOs or CLOs that hold TruPS or leveraged loans, are not qualified and will not be qualified real estate assets for purposes of the REIT asset tests. RMBS and CMBS securities should generally qualify as real estate assets. However, to the extent that we own non-REMIC collateralized mortgage obligations or other debt instruments secured by mortgage loans (rather than by real property) or secured by non-real estate assets, or debt securities that are not secured by mortgages on real property, those securities are likely not qualifying real estate assets for purposes of the REIT asset tests.

We generally will be treated as the owner of any assets that collateralize CDO or CLO transactions to the extent that we retain all of the equity of the securitization vehicle and do not make an election to treat such securitization vehicle as a TRS, as described in further detail below. As a result of the merger, we acquired all of the equity of additional CDO or CLO vehicles and intend to treat such CDO or CLO vehicles in the foregoing manner.

As noted above, in order to comply with the REIT asset tests and 75% gross income test, at least 75% of our assets and 75% of our gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our best investment alternative. For example, since neither TruPS, leveraged loans nor equity in corporate entities we create to hold TruPS or leveraged loans are qualifying real estate assets, we must hold substantial investments in other qualifying real estate assets, including RMBS and CMBS which may have lower yields than TruPS.

It may be possible to reduce the impact of the REIT asset and gross income requirements by holding certain assets through our TRSs, subject to certain limitations as described below.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory or primarily for sale to customers in the ordinary course of business. The prohibited transaction tax may apply to any sale by us of assets to a CDO or CLO and to any sale by us of CDO or CLO securities and therefore may limit our ability to sell assets to or equity in CDOs, CLOs and other assets.

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in CDO and CLO transactions through our TRSs, subject to certain limitations as described below. To the extent that we engage in such activities through TRSs, the income associated with such activities may be subject to full U.S. federal corporate income tax.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of securities in which we invest, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate level tax.

When purchasing securities, we have relied and may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing CDO and CLO equity, we have relied and may rely on opinions or advice of counsel regarding the qualification of the CDO or CLO for exemption from U.S. corporate income tax and the qualification of interests in such CDO or CLO as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

Certain financing activities may subject us to U.S. federal income tax and increase the tax liability of our stockholders.

We have and may continue to enter into transactions that result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. Specifically, we have and may continue to securitize RMBS or CMBS assets that we acquire and such securitizations will likely result in us owning interests in a taxable mortgage pool. We may enter into such transactions at the REIT level. We are taxed at the highest corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” arising from a taxable mortgage pool that is allocable to the percentage of our shares held in record name by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the common stock held by the broker/dealer or other nominee on behalf of the “disqualified organizations.” We expect that disqualified organizations own our shares. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool.

A regulated investment company or other pass-through entity owning our common stock in record name will be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

In addition, if we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income is fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, a regulated investment company, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. Accordingly, such investors should be aware that a significant portion of our income may be considered excess inclusion income. Finally, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated corporate tax return.

Additionally, we may currently include into income interest accrued on debt instruments. To the extent this interest is from debt instruments in default, we may have increased taxable income without corresponding cash flow available for distribution.

We may lose our REIT qualification or be subject to a penalty tax if the Internal Revenue Service, or the IRS, successfully challenges our characterization of income from our foreign TRSs.

We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our foreign TRSs, including from our equity investments in CDOs and CLOs which hold TruPS and leveraged loans. We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and certain other enumerated classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in our foreign TRSs are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no other clear precedent with respect to the qualification of such income. However, based on advice of counsel, we intend to treat such income inclusions, to the extent distributed by a foreign TRS in the year accrued, as qualifying income for purposes of the 95% gross income test. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that such income is not qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to such income to the extent it and our other nonqualifying income exceeds 5% of our gross income and/or we could fail to qualify as a REIT. In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in our foreign TRSs to ensure that the income recognized by us from our foreign TRSs or such other corporations does not exceed 5% of our gross income, or cease to qualify as a REIT.

The ability to utilize TRSs will be limited by our qualification as a REIT, which may, in turn, negatively affect our ability to execute our business plan and to make distributions to our stockholders.

Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. We expect to continue to own interests in TRSs, particularly in connection with our CDO and CLO transactions involving TruPS and leveraged loans. However, our ability to hold TruPS and leveraged loans, as well as CDOs and CLOs that are structured as TRSs, will be limited, which may adversely affect our ability to execute our business plan and to make distributions to our stockholders.

The failure of a loan subject to a repurchase agreement or a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

We have entered into and we intend to continue to enter into sale and repurchase agreements under which we nominally sell certain of our loan assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we have been and will be treated for U.S. federal income tax purposes as the owner of the loan assets that are the subject of any such agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the loan assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

In addition we may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if its meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

If we fail to qualify as a REIT, our dividends will not be deductible, and we will be subject to corporate level tax on our net taxable income. This would reduce the cash available to make distributions to our stockholders and may have significant adverse consequences on the value of our shares.

We have been organized and operated and will continue to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may also affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and sources of our gross income. Also, we must make distributions to stockholders aggregating annually at least 90% of our net income, excluding net capital gains. We have earned income the qualification of which may be uncertain for purposes of the REIT gross income tests due to a lack of authority directly on point. No assurance can be given that we have been or will continue to be successful in operating in a manner that will allow us to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

If we fail to qualify as a REIT or lose our qualification as a REIT at any time, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year of our disqualification.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. stockholders, as defined under the caption “U.S. Federal Income Tax Considerations—Taxation of Taxable U.S. Stockholders,” who are taxed at individual tax rates would be taxed on our dividends at long-term capital gains rates through 2010 and that our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code. Finally, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated corporate income tax return. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital and would adversely affect the value of our shares.

We will have to pay some taxes and may be subject to others, which may reduce the cash available for distribution to our stockholders.

Even if we qualify as a REIT for U.S. federal income tax purposes, we are required to pay some U.S. federal, state and local taxes on our income and property. We also are subject to a 100% penalty tax on certain amounts if the economic arrangements among us and our TRSs are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. In addition, under certain circumstances we could be subject to a penalty tax if we fail to meet certain REIT requirements but nonetheless maintain our qualification as a REIT. For example, we may be required to pay a penalty tax with respect to certain income we earned in connection with our equity investments in CDO or CLO entities owning TruPS and leveraged loans in the event such income is determined not to be qualifying income for purposes of the REIT 95% gross income test but we are otherwise able to remain qualified as a REIT. To the extent that we are required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to our stockholders.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we are subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our ordinary income for that year;

•	95% of our capital gain net income for that year; and

•	100% of our undistributed taxable income from prior years.

We have distributed and will continue to distribute our net income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that our domestic TRSs distribute their after-tax net income to us and such TRSs that we form may, to the extent consistent with maintaining our qualification as a REIT, determine not to make any current distributions to us. However, our foreign TRSs, such as TRSs that we formed in connection with CDOs and CLOs, are and will generally be deemed to distribute their earnings to us on an annual basis for U.S. federal income tax purposes, regardless of whether such TRSs actually distribute their earnings. These deemed distributions will be included as income for purposes of the foregoing distribution requirements.

Our taxable income may substantially exceed our net income as determined by GAAP because, for example, expected capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we have invested and may invest in assets including the equity of CDO and CLO entities that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as “phantom income.” Although some types of phantom income are excluded to the extent they exceed 5% of our net income in determining the 90% distribution requirement, we may incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year.

If our CDOs that are foreign TRSs are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and that they would have available to pay their creditors.

Our CDOs and CLOs organized to hold TruPS and leveraged loans, including those acquired as a result of the merger, are typically organized as Cayman Islands companies. There is a specific exemption from U.S. federal income tax for non-U.S. corporations that restricts their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent located in the United States. Our foreign CDOs and CLOs that are TRSs rely on that exemption or otherwise operate in a manner so that they are not subject to U.S. federal income tax on their net income at the entity level. If the IRS were to succeed in challenging this tax treatment, it could greatly reduce the amount that those CDOs would have available to distribute to us and to pay to their creditors.

Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs is limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Domestic TRSs that we have formed, including for purposes of entering into our TruPS and leveraged loan warehouse facilities, will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but are not required to be distributed to us. We anticipate that the aggregate value of the securities of these TRSs, together with the securities we may hold in our other TRSs, will continue to be less than 20% of the value of our total assets (including our TRS securities). Furthermore, we monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no assurance that we have complied or will be able to continue to comply with the 20% limitation discussed above or avoid application of the 100% excise tax discussed above.

Our ability to satisfy the income and asset tests applicable to REITs depends on the nature of our assets, the sources of our income, and factual determinations, including the value of the real property underlying our loans.

As a REIT, 75% of our assets must consist of specified real estate related assets and other specified types of investments, and 75% of our gross income must be earned from real estate related sources and other specified types of income. If the value of the real estate securing each of our loans, determined at the date of acquisition of the loans, is less than the highest outstanding balance of the loan for a particular taxable year, then a portion of that loan will not be a qualifying real estate asset and a portion of the interest income will not be qualifying real estate income. Accordingly, in order to determine the extent to which our loans constitute qualifying assets for purposes of the REIT asset tests and the extent to which the interest earned on our loan constitutes qualifying income for purposes of the REIT income tests, we need to determine the value of the underlying real estate collateral at the time we acquire each loan. Although we seek to be prudent in making these determinations, no assurance can be given that the IRS might not disagree with our determinations and assert that a lower value is applicable, which could negatively impact our ability to qualify as a REIT. These considerations also might restrict the types of loans that we can make in the future. In addition, the need to comply with those requirements may cause us to acquire other assets that qualify as real estate that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our shares.

The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 35% maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

We have not established a minimum dividend payment level and we may not have the ability to pay dividends in the future.

We have made and will make distributions to our stockholders, if authorized by our board of directors and declared by us, in amounts such that all or substantially all of our net taxable income each year, subject to certain adjustments and limitations, is distributed. We have not established a minimum dividend payment level, and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions are made at the discretion of our board of directors and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors deems relevant from time to time. We cannot assure you that we will be able to make distributions in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104 and the telephone number of our offices is (215) 701-9555. Our manager has entered into a shared services agreement with Cohen & Company pursuant to which Cohen & Company provides our manager with this office space.

ITEM 3.	LEGAL PROCEEDINGS.

On June 26, 2006, we commenced arbitration proceedings with the American Arbitration Association against Richard Amelung, Frank Amelung, Eugenia Amelung, Anthony Porter and Dorothy Porter, guarantors of a promissory note in the original principal amount of $11.7 million, in connection with a commercial mortgage loan on real property in North Carolina. We also have begun an action against COP Preservation Partners, LLC and RC Land Holdings, LLC, to foreclose a portion of the North Carolina real property collateral. We intend to seek to recover the balance on the promissory note plus accrued interest, attorney fees and costs from the sale of guarantors’ assets and foreclosure of the real property in the North Carolina mountains that collateralizes the commercial mortgage loan. The American Arbitration Association issued an Arbitration Award in the amount of $13,035,243.12 on December 27, 2006. We have filed an action in the United States District Court in the Middle District of Florida to confirm the Arbitration Award, and the guarantors have not raised any defense to the confirmation. We also have scheduled a court hearing in the Superior Court in North Carolina in the current foreclosure action. We have substantial additional real property collateral in North Carolina that we intend to foreclose at a later time. We do not now know when we will be able to conclude the action against the guarantors or the current foreclosure or consummate the sale of assets to apply against the debt.

On October 7, 2005, we filed a lawsuit against Owens Mortgage Investment Fund, a California limited partnership, Vestin Mortgage, Inc., Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc. in the United States District Court of Nevada for violation of certain provisions under a certain inter-creditor agreement relating to our commercial mortgage loan on cemetery/funeral home properties in Hawaii. During March 2007, we received a settlement of approximately $500,000 relating to this pre-acquisition contingency. This lawsuit was settled in connection with the purchase by Vestin Mortgage, Inc., Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc. of our interest in the related loan.

In April 2005, we filed a lawsuit against Redevelopment Group V, LLC, a Pennsylvania limited liability company, in the Camden County Superior Court of New Jersey for collection of a $4.7 million loan receivable. On January 31, 2006, the property collateralizing the loan was sold in a court-supervised transaction for $3.5 million. In March 2006, the court released $3.4 million of the proceeds to us. Although the collateral underlying the note has been sold, we retained all of our rights and remedies under the original note and other loan documents against the guarantor of the loan for the collection deficiency, including default interest, legal and other collection costs, and are continuing to pursue collection. On July 6, 2005, Redevelopment Group V and the guarantor filed countersuits against us seeking rescission of the loan documents, and the guarantor is seeking damages, all of which we intend to defend vigorously. In the same action, we have filed claims against numerous other parties involved in the original loan. The outcome of the continuing collection efforts and the counterclaim is unknown at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Special Meeting of Stockholders Held on October 6, 2006

A special meeting of our stockholders was held on October 6, 2006. A total of 9,108,102 of our shares were present or voted by proxy at the meeting. This represented more than 86.64% of the shares of our outstanding common stock. The following matters were voted upon and received the votes as set forth below:

1.	Stockholders approved a proposal for the issuance of shares of common stock to shareholders of AFT pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2006, as amended, by and among us, AFT and Jaguar Acquisition Inc., our wholly-owned subsidiary, pursuant to which AFT merged with and into Jaguar, Jaguar remained our wholly-owned subsidiary and all the outstanding shares of beneficial interest of AFT were converted into the right to receive 1.26 of our shares of common stock. The proposal received 5,600,433 votes for, 3,506,669 votes against, 1,000 votes abstained and there were no broker non-votes.

2.	Stockholders approved a proposal to adopt a new long-term incentive plan, the terms of which are substantially similar to the AFT plan that was terminated effective with the closing of the merger. The proposal received 4,876,269 votes for, 4,078,233 votes against, 153,600 votes abstained and there were no broker non-votes.

Annual Meeting of Stockholders Held on December 7, 2006

Our 2006 annual meeting of stockholders was held on December 7, 2006. A total of 21,690,652 of our shares were present or voted by proxy at the meeting. This represented more than 88.31% of the shares of our outstanding common stock. The following matters were voted upon and received the votes as set forth below:

1.	Stockholders elected nine directors, each to serve until the next annual meeting of stockholders and until his successor is duly elected and qualified. The vote tabulation for individual directors was:

DIRECTOR	FOR	WITHHELD
Rodney E. Bennett	21,016,379	674,273
Marc Chayette	21,091,479	599,173
Daniel G. Cohen	21,088,679	601,973
Thomas P. Costello	21,071,331	619,321
G. Steven Dawson	21,092,179	598,473
Jack Haraburda	21,092,179	598,473
James J. McEntee, III	21,092,179	598,473
Lance Ullom	21,088,679	601,973
Charles W. Wolcott	21,088,679	601,973

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Commencing on March 22, 2004, our common stock began trading on the New York Stock Exchange under the symbol “SFO.” On October 6, 2006, upon completion of our merger with AFT and our name change from Sunset Financial Resources, Inc. to Alesco Financial Inc., our NYSE symbol was changed to “AFN.” On March 14, 2007, the closing price of our common stock, as reported on the NYSE, was $8.65. The following sets forth the intra-day high and low sale prices of our common stock for the quarterly period indicated as reported on the NYSE:

	Sale Price
	High	Low
2006
Fourth quarter	$10.98	$8.37
Third quarter	8.93	8.25
Second quarter	9.12	8.01
First quarter	9.13	8.38

2005
Fourth quarter	$8.60	$7.40
Third quarter	9.51	7.95
Second quarter	9.84	9.16
First quarter	10.45	9.34

As of March 14, 2007, we had 55,457,931 shares of common stock outstanding held by approximately 28 stockholders of record.

Dividends

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Therefore, in order to qualify as a REIT, we have to pay out substantially all of our taxable income to our stockholders. All of our dividends are at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, and maintaining our status as a REIT. Our actual results of operations and our ability to pay distributions will be affected by a number of factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures.

The following table shows the dividends paid on our common stock during the 2005 and 2006 fiscal years:

Declaration Date	Record Date	Payment Date	Dividend per Share
2006
October 18, 2006	November 1, 2006	December 15, 2006	$0.28
September 25, 2006	October 5, 2006	October 16, 2006	0.50
August 21, 2006	September 1, 2006	September 14, 2006	0.03
May 5, 2006	May 12, 2006	May 26, 2006	0.03
March 7, 2006	March 16, 2006	March 30, 2006	0.03

			$0.87

2005
November 14, 2005	November 21, 2005	December 5, 2005	$0.03
August 15, 2005	August 22, 2005	September 2, 2005	0.03
March 30, 2005	April 11, 2005	April 21, 2005	0.18
March 10, 2005	March 21, 2005	March 31, 2005	0.20

			$0.44

Securities Authorized for Issuance Under Equity Compensation Plans

Following our merger with AFT, we terminated our Amended and Restated 2003 Share Incentive Plan and adopted the 2006 Long-Term Incentive Plan, which was approved by our stockholders at the special meeting held on October 6, 2006 in connection with the merger. The following table provides information regarding the plan as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities included in column (a))
Equity compensation plans approved by security holders	193,457	—	554,402

See Note 9 to our financial statements included in this Annual Report on Form 10K for further information regarding the 2006 Long-Term Incentive Plan.

Performance Graph

SEC rules require the presentation of a line graph comparing the cumulative total stockholder return to a performance indicator of a broad equity market index and either a nationally recognized industry index or a peer group index constructed by us.

The following graph compares, for the period commencing on March 22, 2004 (the date our stock was first traded on the NYSE) and ending on December 31, 2006, the cumulative total stockholder return for the Company, the S&P Index and the NAREIT Mortgage Index, weighted by market value at each measurement point. The graph assumes that the value of the investment in our common stock and each index was $100 on March 22, 2004, and that all dividends were reinvested by the stockholder. There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph below. We will not make or endorse any predications as to future stock performance.

Total Return Comparison from March 22, 2004 through December 31, 2006

Total Return To Stockholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company / Index	12/31/04	12/31/05	12/31/06
Alesco Financial Inc.	-17.78	-14.65	31.62
S&P 500 Index	12.10	4.91	15.79
NAREIT Mortgage Index	5.77	-23.19	19.32

	INDEXED RETURNS Years Ending
Company / Index	Base Period 3/22/04	12/31/04	12/31/05	12/31/06
Alesco Financial Inc.	$100	$82.22	$70.17	$92.36
S&P 500 Index	100	112.10	117.61	136.18
NAREIT Mortgage Index	100	105.77	81.24	96.94

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements for the period from January 31, 2006 through December 31, 2006. In accordance with GAAP our merger with AFT is to be accounted for as a reverse acquisition, and AFT is the accounting acquirer. Our consolidated financial statements as of and for the eleven months ended December 31, 2006 include the operations of AFT from January 31, 2006 through October 6, 2006 and the combined operations of the merged company from October 7, 2006 through December 31, 2006.

You should read this selected financial data together with the more detailed information contained in the financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

(in thousands, except per share data)	For the period from January 31, 2006 through December 31, 2006
Operations Highlights:
Net investment income	$27,681
Net income (loss)	$22,031

Per Share Date:
Basic earnings (loss) per share	$1.48
Diluted earnings (loss) per share	$1.48
Dividends declared per share	$1.75
Book value per share	$7.81

(in thousands)	As of December 31, 2006
Balance Sheet Highlights:
Total assets	$10,602,350
Total indebtedness	$9,981,891
Total liabilities	$10,074,950
Minority interest	$98,598
Total stockholders’ equity	$428,802

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussions under the headings “General,” “Operating Revenue,” “Operating Expenses,” “Trends That May Affect Our Business,” “Critical Accounting Policies,” “Liquidity and Capital Resources,” “Inflation,” “Quantitative and Qualitative Disclosures About Market Risk” and “Off-Balance Sheet Arrangements and Commitments” applied to AFT and continue to apply to us following the merger because we have adopted the investment strategy previously employed by AFT. In accordance with U.S. generally accepted accounting principles, or GAAP, the transaction was accounted for as a reverse acquisition, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. The terms, “the Company”, “we”, “us” and “our” refer to the operations of Alesco Financial Trust from January 31, 2006 through to October 6, 2006 and the combined operations of the merged company from October 7, 2006 through to December 31, 2006. “Sunset” refers to the historical operations of Sunset Financial Resources, Inc. through to the October 6, 2006 merger date.

Overview

We are externally managed and advised by our manager, an affiliate of Cohen & Company. We focus on investing in CDO and CLO transactions and other securitizations collateralized by assets in the following target asset classes:

•	mortgage loans, other real estate-related senior and subordinated debt securities, RMBS and CMBS;

•

subordinated debt financings originated by Cohen & Company or third parties, primarily in the form of TruPS issued by banks, bank holding companies and insurance companies, and surplus notes issued by insurance companies; and

•

leveraged loans made to small and mid-sized companies in a variety of industries characterized by relatively low volatility and overall leverage, including the consumer products and manufacturing industries.

We may also invest opportunistically from time to time in other types of investments within Cohen & Company’s areas of expertise and experience, such as mezzanine real estate loans, participations in mortgage loans, corporate tenant leases and equity interests in real estate, subject to maintaining our qualification as a REIT and our exemption from regulation under the Investment Company Act.

Set forth below is a discussion of certain aspects of our financial reporting that may be important to our stockholders.

Operating Revenue

The principal sources of our operating revenue are interest and dividend income on our investments, including debt and equity interests that we purchase in CDOs and CLOs, and the positive spread from the yield on assets held on our warehouse facilities, net of interest and other financing costs under those facilities.

An important part of our operating strategy is to direct the acquisition through on and off-balance sheet warehouse facilities of assets that will ultimately be sold or contributed to CDOs, CLOs and other types of securitizations. As of December 31, 2006, we had $167.2 million of outstanding borrowings on on-balance sheet warehouse facilities that had $332.8 million of remaining available capacity and no investments in off-balance sheet warehouse facilities. During 2006 we closed nine CDO transactions and one CLO transaction that upon completion of the accumulation period will be collateralized by approximately $6.5 billion of assets as of December 31, 2006 of which a significant portion of the assets were included in warehouse facilities prior to securitization. We are required to post cash collateral to an investment bank for our off-balance sheet warehouse facilities and make equity contributions to special purpose entities for our on-balance sheet warehouse facilities. During a warehouse accumulation period, we generally earn all or a portion of the net positive cash flow derived from the assets acquired by our warehouse lenders or the special purpose entity, after payment to the warehouse lenders or noteholders’ of interest expense and other financing expenses. The cash collateral and equity contributions cover possible losses during the warehouse accumulation period, generally up to the amount of the cash pledged or equity contributed plus any net positive spread from the yield on assets held, should any of the assets need to be liquidated before being securitized through a CDO or CLO. Generally, we may have the right to purchase assets from the warehouse provider in a liquidation in the event that a CDO or CLO is not formed or if an underlying security experiences a default or a decline in credit quality that may lead to a default. Typically our off-balance sheet warehouse facilities expire on the first to occur of the closing of a CDO or CLO or 180 days after the date of commencement of the facility. Our on-balance sheet warehouse facility matures in December 2007. Based on Cohen & Company’s experience, we expect to be able to renew our short-term arrangements or put new arrangements in place upon the expiration of existing agreements; however, there can be no assurance that we will be able to do so. We account for our off-balance sheet TruPS warehouse facilities as a “free-standing” derivative. During the warehouse period, our participation under an off-balance sheet TruPS facility, consisting principally of the interest spread, is reflected in our financial statements as a non-hedge derivative, which is reflected at fair value, and any unrealized gain or loss is included in its results of operations. In addition to our on-balance sheet TruPS facility, the warehouse facilities for MBS and leveraged loans are generally treated as on-balance sheet financings. Our participation in TruPS, leveraged loan and RMBS on-balance sheet warehouse facilities result in interest income and interest expense and related financing costs being included in our financial statements. Upon the formation of a CDO or CLO collateralized by our targeted asset classes, it is generally our intention to purchase at least 51% of the equity and consolidate the underlying assets and liabilities onto our balance sheet; however, our guidelines do not require us to do so and we may elect to purchase less than a majority interest in these CDOs and CLOs.

It is possible that future warehouse facilities that we enter into will be structured on terms that are different from the terms of the warehouse facilities described above.

As mentioned above, one of our primary investment strategies is to invest in the debt and equity securities of CDO transactions. The Company has invested in the following CDO transactions.

•

On March 15, 2006, we invested in “Alesco Preferred Funding X, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. We invested approximately $34.5 million in the preference shares of Alesco Preferred Funding X, Ltd., which results in a 57% interest in the preference shares. Alesco Preferred Funding X, Ltd. received commitments for $909.0 million of CDO notes, which were collateralized by approximately $950.0 million of TruPS and surplus notes.

•

On June 29, 2006, we invested in “Alesco Preferred Funding XI, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. We invested approximately $24.2 million in the preference shares of Alesco Preferred Funding XI, Ltd., which results in a 55% interest in the preference shares. Alesco Preferred Funding XI, Ltd. received commitments for $637.0 million of CDO notes, which is collateralized by approximately $667.1 million of TruPS and surplus notes.

•

On October 12, 2006, we invested in “Alesco Preferred Funding XII, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. We invested approximately $24.2 million in the preference shares of Alesco Preferred Funding XII, Ltd., which results in a 55% interest in the preference shares. Alesco Preferred Funding XII, Ltd. received commitments for $639.5 million of CDO notes, which will be collateralized by approximately $667.6 million of TruPS and surplus notes.

•

On November 30, 2006, we invested in “Alesco Preferred Funding XIII, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. We invested approximately $21.0 million in the preference shares of Alesco Preferred Funding XIII, Ltd., which results in a 62% interest in the preference shares. Alesco Preferred Funding XIII, Ltd. received commitments for $479.5 million of CDO notes, which will be collateralized by approximately $500.0 million of TruPS and surplus notes.

•

On December 21, 2006, we invested in “Alesco Preferred Funding XIV, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. We invested approximately $39.0 million in the preference shares of Alesco Preferred Funding XIV, Ltd., which results in a 75% interest in the preference shares. Alesco Preferred Funding XIV, Ltd. received commitments for $766.6 million of CDO notes, which will be collateralized by approximately $800.0 million of TruPS and surplus notes.

•

On June 30, 2006, we invested in “Kleros Real Estate CDO I, Ltd.”, a CDO securitization that provides financing for investments in MBS. We invested $4.0 million in the preference shares of Kleros Real Estate CDO I, Ltd. and $26.0 million in the Class D CDO notes, which results in a 100% interest in the preference shares. Kleros Real Estate CDO I, Ltd. received commitments for $994.7 million of CDO notes, which were collateralized by approximately $1.0 billion of RMBS.

•

On August 3, 2006, Sunset invested in “Kleros Real Estate CDO II, Ltd.”, a CDO securitization that provides financing for investments in MBS. This investment was acquired by AFT on the October 6, 2006 merger date. We have an investment in $4.0 million of the preference shares of Kleros Real Estate CDO II, Ltd. and $26.0 million in the Class D and Class E CDO notes, which results in a 100% interest in the preference shares. Kleros Real Estate CDO II, Ltd. received commitments for approximately $968.7 million of CDO notes, which were collateralized by approximately $1.0 billion of RMBS.

•

On November 17, 2006, we invested in “Kleros Real Estate CDO III, Ltd.”, a CDO securitization that provides financing for investments in MBS. We have an investment in $14.0 million of the preference shares of Kleros Real Estate CDO III, Ltd. and $16.6 million in the Class B and Class C CDO notes, which results in a 100% interest in the preference shares. Kleros Real Estate CDO III, Ltd. received commitments for approximately $986.0 million of CDO notes, which were collateralized by approximately $1.0 billion of RMBS.

•

On June 21, 2006, AFT and Sunset invested in “Emporia Preferred Funding II, Ltd.”, a CDO securitization that provides financing for investments in leveraged loans. AFT and Sunset invested approximately $4.8 million and $16.0 million, respectively, in the preference shares of Emporia Preferred Funding II, Ltd., which results in a combined 59% interest in the preference shares as of the October 6, 2006 merger date. Emporia Preferred Funding II, Ltd. received commitments for $329.5 million of CDO notes, which will be collateralized by approximately $350 million of leveraged loans.

•

On February 28, 2007, we invested in “Kleros Real Estate CDO IV, Ltd.”, a CDO securitization that provides financing for investments in MBS. We have an investment in $12.0 million of the preference shares of Kleros Real Estate CDO IV, Ltd. and $18.0 million in the Class D and Class E CDO notes, which results in a 100% interest in the preference shares. Kleros Real Estate CDO IV, Ltd. received commitments for approximately $970.0 million of CDO notes, which were collateralized by approximately $1.0 billion of RMBS.

Additionally, we finance investments in mortgage loans and MBS using short-term repurchase agreements. We will likely seek to finance our mortgage loan and MBS assets on a long-term basis through securitizations. For example, we may finance these mortgage loan assets on a long-term basis by contributing the assets to a pass-through securitization entity, such as a trust, that will be our wholly-owned subsidiary and will issue debt securities in the capital markets collateralized by the mortgage loans held by the trust. We expect that such mortgage loan assets and the indebtedness we incur to finance our investments in those assets will be consolidated in our financial statements throughout the period that we hold the assets, including through the term of any securitization of the assets. As of December 31, 2006, we held $1.8 billion principal amount of mortgage loans.

Operating Expenses

Our principal operating expenses are interest and other financing expenses under our warehouse facilities, base and incentive fees under our external management agreement, director fees, professional fees, such as legal and accounting fees, and expenses resulting from grants of equity awards to our manager or our executive officers and directors. Affiliates of our manager provide ongoing collateral management services to CDOs and CLOs in which we invest under collateral management agreements. The collateral management fees are an administrative cost of and are paid by the CDO or CLO trustee on behalf of the CDO or CLO investors. Our pro rata share of these collateral management fees are credited against the base and incentive fees owed to our manager, up to an amount equal to 100% of the base and incentive management fees payable under our management agreement, which we assumed from AFT upon consummation of the merger. See “Item 1—Business—Management Agreement” in this Annual Report on Form 10-K.

Trends That May Affect Our Business

Our investment portfolio may be impacted by the following trends:

Rising interest rate environment. Interest rates have increased during the current fiscal year and may continue to increase. As of December 31, 2006, we had a $1.8 billion residential mortgage portfolio, which was heavily concentrated in 5/1, 7/1 and 10/1 hybrid adjustable rate mortgages that bear fixed interest rates for an initial period and thereafter bear floating interest rates. We do not expect interest rate increases to materially impact our net investment income, as we have primarily financed these investments through repurchase agreements that bear floating interest rates. We use interest rate swaps to effectively convert the floating rate interest payment on the repurchase agreements to a fixed rate during the period the residential mortgages bear fixed rates. Our investments in TruPS and subordinated debentures are primarily held by our consolidated CDO entities. These securities bear fixed and floating interest rates. A large portion of our fixed-rate securities are hybrid instruments, which convert to floating rate securities after a five, seven or ten-year fixed-rate period. We have financed these securities through the issuance of floating rate and fixed-rate CDO notes payable. A large portion of the CDO notes payable are floating rate instruments, and we use interest rate swaps to effectively convert this floating rate debt into fixed-rate debt during the period in which our investments in securities are paid at a fixed rate. The remainder of our TruPS and subordinated debentures are held in an on-balance sheet warehouse facility, and we have implemented a hedging strategy that is consistent with the strategy implemented during the CDO period. Our investments in RMBS are currently financed primarily with CDO notes payable that bear a floating interest rate and a portion of our collateral securities pay a fixed rate, and we use interest rate swaps to effectively convert this floating rate debt into fixed-rate debt. We have financed the portion of our RMBS portfolio that is in the warehouse accumulation period with repurchase agreements, and we have implemented a hedging strategy that is consistent with the strategy implemented during the CDO period. By using this hedging strategy, we believe we have effectively match-funded our assets with liabilities during the fixed-rate period of our investments in securities. An increase or decrease in interest rates will generally not impact the net investment income generated by our investments in securities. However, an increase or decrease in interest rates will affect the fair value of our investments in securities, which will generally be reflected in our financial statements as changes in other comprehensive income unless impairment of an investment occurs that is other than temporary, in which case the impairment would be reflected as a charge against our earnings. See “Item 1A—Risk Factors—Risks Related to Our Business—Our hedging transactions may not completely insulate us from interest rate risk, which may cause greater volatility in our earnings” and “Item 1A—Risk Factors—Risks Related to Our Business—Complying with REIT requirements may limit our ability to hedge effectively” above.

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

Credit. The mortgage-backed securities we invest in are generally subordinated in right of payment of interest and principal to one or more senior classes, but are senior to one or more subordinate classes of securities or other form of credit support within a securitization transaction. We believe, based on our due diligence process, that these securities offer attractive risk-adjusted returns with long term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities or other forms of credit support within a securitization transaction are designed to bear the first risk of default and loss. We further minimize credit risk by actively monitoring our mortgage-backed securities portfolio and the underlying credit quality of our holdings and, where appropriate, repositioning our investments to upgrade the credit quality on our investments. While we have not experienced any significant credit losses to date, in the event of a significant rising interest rate environment and/or economic downturn or changes in the credit performance of the underlying borrowers, loan and collateral defaults may increase and result in credit losses that could adversely affect our liquidity and operating results. We are not aware of any defaults in our portfolio.

The leveraged loans we invest in are generally debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which are generally secured by the assets of the loan obligor. The second lien loans are structured so that, while the second lien loans are secured by a junior lien on the same pool of assets that secures the first lien loans of a particular loan obligor, the second lien loans are equal to the first lien loans in right of ongoing payments of principal and interest. The collateral that secures the leveraged loans in which the CLO invests varies widely depending upon the issuer and the industry in which such issuer operates, but generally includes such issuer’s fixed assets, inventory and receivables. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs and may be in a weaker financial position. We minimize credit risk by actively monitoring each loan on an individual basis, which includes, among other procedures, reviews of individual borrower financial statements, reviews of both borrower prepared and independent third party prepared valuations of the underlying collateral assets, and frequent communications with the borrowers. While we have not experienced any significant credit losses to date, in the event of a borrower’s inability to meet their business plan or a downturn in their related industry, the borrower’s ability to make scheduled payments may increase and result in credit losses that could adversely affect our liquidity and operating results.

The TruPS and surplus notes that we invest in provide financings for banks, bank holding companies and insurance companies. The TruPS are generally unsecured, subordinated and rank junior in priority of payment to the obligor’s existing and future senior indebtedness, and effectively rank junior to all existing and future liabilities, obligations and preferred equity of its subsidiaries, if any. In the event of the bankruptcy, liquidation or dissolution of a TruPS obligor, its assets would be available to pay obligations under the subordinated debentures only after all payments have been made on its senior indebtedness. Surplus notes are unsecured obligations issued directly by an insurance company. They are subordinated in right to all senior indebtedness and policy claims owed by the issuer. Typically, no restriction limits the issuer from incurring additional senior indebtedness. In addition, each payment of interest and principal under a surplus note is subject to the prior approval of the appropriate state regulator. We minimize credit risk by actively monitoring each TruPS and surplus note on an individual basis, which includes, among other procedures, reviews of individual borrower financial statements and regulatory reporting, and frequent communications with the borrowers. While we have not experienced any significant credit losses to-date, in the event of an economic downturn or changes in the financial performance of the obligors, defaults may increase and result in credit losses that could adversely affect our liquidity and operating results.

Critical Accounting Policies

We consider the accounting policies discussed below to be critical to an understanding of how we report our financial condition and results of operations because their application places the most significant demands on the judgment of our management. With regard to these accounting policies, we caution that future events rarely develop exactly as expected and that estimates by our management may routinely require adjustments.

Our financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition for Investment Income. In accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, the Company amortizes discounts and premiums on certain investments in debt and other securities, residential and commercial mortgages and leveraged loans over the estimated life of the underlying financial instruments on a yield to maturity basis. In accordance with Emerging Issues Task Force Issue No. 99-20 (“EITF No. 99.20”), “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the Company recognizes interest income from purchased interests in certain financial assets, including certain subordinated MBS, on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience. The adjusted yield is then applied prospectively to recognize interest income for the next quarterly period.

The carrying value is assessed for impairment on a recurring basis, and we will record an impairment write-down if the investment is deemed to be other than temporarily impaired. Also included in investment income is the change in fair value of free-standing derivatives.

Principles of Consolidation. The consolidated financial statements reflect the accounts of the Company and its majority-owned and/or controlled subsidiaries and those entities for which the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The portions of these entities not owned by the Company are presented as minority interests in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a variable interest entity, or VIE, and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE in accordance with FIN 46R. The Company consolidates VIEs of which the Company is deemed to be the primary beneficiary or non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest. If the Company’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE. The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur. In the case of non-VIEs or VIEs where the Company is not deemed to be the primary beneficiary and the Company does not control the entity, but has the ability to exercise significant influence over the entity, the Company accounts for its investment under the equity method.

The Company has determined that certain special purpose trusts formed by third party issuers of TruPS to issue such securities are VIEs, or Trust VIEs, and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary of the special purpose trust. In most instances, the Company is the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIEs are initially financed directly by CDOs, through the Company’s on-balance sheet warehouse facilities or through the Company’s off-balance sheet warehouse facilities. Under the off-balance sheet warehouse agreements, the Company deposits cash collateral with an investment bank and bears the first dollar risk of loss, up to the Company’s collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes the Company to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by third party sponsors of the Trust VIEs in exchange for the TruPS proceeds and the common equity securities of the Trust VIE. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIE, are included in the Company’s consolidated financial statements and the related TruPS are eliminated. Pursuant to Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs to third party sponsors are recorded net of the common equity securities issued.

Investments. The Company invests primarily in debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments is based primarily on quoted market prices from independent pricing sources when available for actively traded securities or discounted cash flow analyses developed by management using current interest rates, specific issuer information and other market data for securities without an active market. Management’s estimate of fair value is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions. Upon the sale of an available-for-sale security, the realized gain or loss is computed on a specific identification basis and will be recorded as a component of earnings in the respective period.

The Company accounts for its investments in subordinated debentures owned by Trust VIEs that the Company consolidates as available-for-sale securities. These Trust VIEs have no ability to sell, pledge, transfer or otherwise encumber the company or the assets of the company until such subordinated debenture’s maturity. The Company accounts for investments in securities where the transfer meets the criteria under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) as a financing at amortized cost. The Company’s investments in security-related receivables represent interests in securities that were transferred to CDO securitization entities by transferors that maintained some level of continuing involvement.

The Company exercises its judgment to determine whether an investment security has sustained an other-than-temporary decline in value. If the Company determines that an investment security has sustained an other-than-temporary decline in its value, the investment security is written down to its fair value, by a charge to earnings, and the Company establishes a new cost basis for the investment. If a security that is available for sale sustains an other-than-temporary impairment, the identified impairment is reclassified from accumulated other comprehensive income (loss) to earnings, thereby establishing a new cost basis. The Company’s evaluation of an other-than-temporary decline is dependent on specific facts and circumstances relating to the particular investment. Factors that the Company considers in determining whether an other-than-temporary decline in value has occurred include, but are not limited to: the estimated fair value of the investment in relation to its cost basis;

the length of time the security has had a decline in estimated fair value below its amortized cost; the financial condition of the related entity; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

The Company accounts for its investments in residential and commercial mortgages and leveraged loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income over the terms of the loans using the effective yield method adjusted for the effects of estimated prepayments based on SFAS No. 91. The Company’s investment in residential mortgages includes approximately $130.9 million of securitized residential mortgages that have been transferred to a securitization trust. Although there has been a change in ownership structure, the Company still maintains an ownership interest in the securitization trust. Due to the Company’s continuing involvement in the securitization trust this transfer does not meet the criteria to qualify as a sale under SFAS No. 140.

The Company has investments in $453.0 million of residential mortgages purchased from a particular counterparty which are financed through a $434.9 million of repurchase agreement with the same counterparty as of December 31, 2006. The Company has concluded that the transfer of assets meets the requirements to be accounted for as a sale under SFAS No. 140 and, accordingly, records such residential mortgages and the related financing gross on the balance sheet, and the corresponding interest income and interest expense gross on the income statement. Presently, the accounting for these transactions is being discussed among the standard setters which may be resolved through a FASB Staff Position (FSP) or other guidance addressing an alternative view that under SFAS 140 such transactions, as described above, may not qualify as purchases by the Company because the securities purchased may not be deemed legally isolated from the counterparty after they are transferred under the repurchase agreement. Under this view, the Company would present the net investment in these transactions as derivatives on the consolidated balance sheet, with the corresponding change in fair value being recorded in the consolidated statement of income. The fair value of the derivative would reflect not only any changes in the value of the underlying securities, but also changes in the value of the underlying credit provided by the counterparty. This alternative view would not have a material impact on consolidated stockholders’ equity or consolidated net income of the Company.

The Company maintains an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, for example, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries).

Accounting for Off-Balance Sheet Arrangements. The Company may maintain certain warehouse financing arrangements with various investment banks that are accounted for as off-balance sheet arrangements. The Company receives the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. Under the warehouse agreements, the Company is required to deposit cash collateral with the warehouse provider and as a result, the Company bears the first dollar risk of loss, up to the warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because the collateral assets are maintained on the balance sheet of the warehouse providers. However, since the Company holds an implicit variable interest in many entities funded under its warehouse facilities, the Company often does consolidate the Trust VIEs while the TruPS they issue are held on the warehouse facilities. The Company records the cash collateral as warehouse deposits in its financial statements. The net difference earned from these warehouse facilities is considered a free-standing derivative and is recorded at fair value in the financial statements. Changes in fair value are reflected in earnings in the respective period. The Company did not have any investments in off-balance sheet warehouse arrangements as of December 31, 2006.

Accounting for Derivative Financial Instruments and Hedging Activities. The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. For derivatives not designated as hedges, the changes in fair value are recording in earnings.

REIT Taxable Income

To qualify as a REIT, we are required to annually make distributions to our shareholders in an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, to avoid certain U.S. federal excise taxes, we are required to annually make distributions to our stockholders in an amount at least equal to certain designated percentages of our net taxable income. Because we expect to make distributions based on the foregoing requirements, and not based on our earnings computed in accordance with GAAP, we expect that our distributions may at times be more or less than its reported earnings as computed in accordance with GAAP.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Our total taxable income represents the aggregate amount of taxable income generated by us and by our domestic and foreign TRSs. REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP. REIT taxable income excludes the undistributed taxable income of our domestic TRSs, which is not included in REIT taxable income until distributed to us. Subject to certain TRS value limitations, there is no requirement that our domestic TRSs distribute their earnings to us. REIT taxable income, however, generally includes the taxable income of our foreign TRSs because we will generally be required to recognize and report our taxable income on a current basis. Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of distributions to our stockholders, we believe that presenting investors with the information management uses to calculate our net taxable income is useful to investors in understanding the amount of the minimum distributions that we must make to our stockholders so as to comply with the rules set forth in the Internal Revenue Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies.

Our GAAP net income includes the operations of AFT from January 31, 2006 through to October 6, 2006 and the combined operations of the merged company from October 7, 2006 through to December 31, 2006, whereas our total taxable income and REIT taxable income includes the results of operations of historical Sunset from January 1, 2006 through to October 6, 2006 and the combined operations of the merged company from October 7, 2006 through to December 31, 2006. The table below reconciles the differences between reported GAAP net income and total taxable income and REIT taxable income for the year ended December 31, 2006 (dollar amounts in thousands):

For the Year Ended December 31, 2006
Net income available to common stockholders’, as reported	$22,031
Add (deduct):
Provision for loan losses	807
Stock compensation	268
Unrealized losses on investments and derivative contracts	518
Realized losses on sale of capital assets	1,127
Federal tax provision	565
Book/tax differences due to merger accounting	(492)
Other book/tax differences	131

Total taxable income	24,955
Less: Taxable income attributable to domestic TRS entities	(381)
Plus: Dividends paid by domestic TRS entities	—

Estimated REIT taxable income (prior to deduction for dividends paid)	$24,574

Results of Operations

Results of operations for the period from January 31, 2006 through December 31, 2006

Net income. Our net income for the period from January 31, 2006 through December 31, 2006 totaled $22.0 million, or $1.48 per diluted share. Our net income for the period from January 31, 2006 through December 31, 2006 was primarily generated through our investments in CDOs and warehouse facilities collateralized by TruPS, MBS and leveraged loans, investments in residential mortgages, and realized gains on an embedded derivative and unrealized gains on certain interest rate swap contracts.

Net investment income. Our net investment income for the period from January 31, 2006 through December 31, 2006 was $27.7 million. Net investment income earned by investment type is as follows for the period from January 31, 2006 through December 31, 2006:

Investment Type	Investment Interest Income	Investment Interest Expense	Net Investment Income
	(in thousands)
Investment in residential and commercial mortgages and leveraged loans	$38,549	$(31,961)	$6,588
Investments held by CDO entities and Trust VIEs	111,045	(95,379)	15,666
Investments in mortgage-backed securities	66,019	(60,781)	5,238
Change in fair value of free-standing derivative	2,127	—	2,127
Provision for loan loss	(1,938)	—	(1,938)

Total	$215,802	$(188,121)	$27,681

Net investment income includes a $2.1 million change in the fair value of a free-standing derivative relating to our interests in off-balance sheet TruPS-related warehouse facilities. This free-standing derivative income is generated by the difference between the interest earned on the investments and the interest charged by the warehouse provider from the dates on which the respective investments were acquired.

Our provision for loan loss related to investments in residential and commercial mortgages and leveraged loans. The provision for loan loss recorded during the period from January 31, 2006 through December 31, 2006 was approximately $1.9 million. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. During the period from January 31, 2006 through December 31, 2006, our non-investment expenses totaled $10.1 million. These non-investment expenses consist of related party management compensation of $6.3 million and general and administrative expenses of $3.8 million. Our related party management compensation expenses included $0.7 million in aggregate base management fees and incentive fees, net of asset management fee credits, $1.1 million in share-based compensation expense related to restricted shares granted to the officers of the Company and key employees of our manager and Cohen & Company, and collateral management fees of $4.4 million that are payable to our manager or Cohen & Company. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. We expect that non-investment expenses may increase as we continue to increase our operations.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. During the period from January 31, 2006 through December 31, 2006, we generated $5.8 million of interest and other income. This is primarily attributable to interest earned on cash held on deposit with financial institutions and interest earned on restricted cash of our consolidated CDO entities.

Realized Losses on investments. During the period from January 31, 2006 through December 31, 2006, we recorded losses on investments of approximately $2.3 million. During June 2006 we sold approximately $87.0 million of 7/1 adjustable rate residential mortgages at a loss of $0.9 million. In connection with the sale of the residential mortgages we terminated an interest rate swap contract and recorded a gain of $0.9 million in earnings. Additionally, during the 4th quarter of 2006 two of our consolidated CDO entities that are collateralized by MBS sold approximately $43.9 million of investment securities and realized a loss of approximately $1.1 million.

On the October 6, 2006 merger date, we acquired an ownership interest in a securitized loan pool that was collateralized by approximately $130.9 million of residential mortgages as of December 31, 2006. We intended to sell these ownership interests in connection with our continued redeployment of Sunset’s assets and in fact sold these ownership interests in January 2007. Due to our intent to sell the securitized loans we recorded the assets at lower of cost or fair value as of December 31, 2006. The $0.4 million decrease in fair value of the securitized loans from October 6, 2006 to December 31, 2006 was recorded in earnings at December 31, 2006.

Realized gains on derivative contracts. During the period from January 31, 2006 through December 31, 2006, we realized $7.7 million of gains on derivative contracts. The gains consisted of $6.8 million realized as a result of our termination of an MBS credit agreement during the quarter ending June 30, 2006 and $0.9 million realized as a result of terminating an interest rate swap contract in connection with the residential mortgage loan sale described above. The MBS credit agreement included certain provisions that allowed the lender, a third party investment bank, to enter into interest rate swap contracts with respect to fixed-rate securities that were pledged as collateral to the MBS credit agreement. Upon the termination of the MBS credit agreement we received $6.8 million of termination proceeds based upon the fair value of the interest rate swap contracts on the termination date. We accounted for the interest rate swap contracts entered into by the lender of the MBS credit agreement as an embedded derivative within the consolidated financial statements. These amounts were reclassified from unrealized gains on derivative contracts during the quarter ending June 30, 2006 as a result of the termination of the respective derivative contracts.

Unrealized gains on derivative contracts. Certain of our interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts are not designated as hedges is recorded as an unrealized gain on derivative contracts in the statement of income.

Minority interest. Minority interest represent the portion of net income generated by consolidated entities that is not attributable to our ownership interest in those entities. Minority interest during the period from January 31, 2006 through December 31, 2006 were $7.6 million.

Provision for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. During the period from January 31, 2006 through December 31, 2006, we recorded a provision for income taxes of $0.8 million. Our effective tax rate is primarily based on a federal statutory income tax rate of 35.0% and a state and local effective income tax rate, net of federal benefit, of 6.0%.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We believe our available cash balances, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months, but our ability to grow our business will be limited by our ability to obtain future financing, as discussed below. Over the next 12 months, we expect that our external management fees payable to our manager under our management agreement will be substantially offset by the collateral management fee credits that we earn. We do not anticipate incurring fixed liabilities payable under our management agreement. We are currently financing our TruPS, MBS and leveraged loan portfolio with warehouse facilities, repurchase agreements and CDO notes payable. We finance our mortgage loans through the use of short-term repurchase agreements, with the intention of entering into longer term financing upon securitization of the assets. Should our liquidity needs exceed our available sources of liquidity, we believe that the securities in which we have invested could be sold or utilized in a repurchase agreement to raise additional cash. We expect to continue to grow our business and will need to arrange for additional sources of debt and equity capital to fund that growth. We have deployed approximately $188.0 million of the $256.2 million of net proceeds raised in connection with our November 27, 2006 offering of 30,360,000 common shares. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected. As of December 31, 2006, we had total indebtedness of approximately $10.0 billion.

Our primary cash needs include the ability to:

•	distribute earnings to maintain our qualification as a REIT;

•	pay costs of borrowings, including interest on such borrowings and expected CDO, CLO and other securitization debt;

•	pay base and incentive fees to our manager;

•	fund investments and operating expenses; and

•	pay federal, state and local taxes of our domestic TRS subsidiaries.

We intend to meet these short-term requirements through the following:

•	revenue from operations, including interest income from our investment portfolio;

•	interest income from temporary investments and cash equivalents;

•	borrowings under repurchase agreements, warehouse facilities and other credit facilities; and

•	proceeds from future borrowings or offerings of our common stock.

We intend to generate suitable investments that can be financed on a long-term basis through CDOs and CLOs, and other types of securitizations to finance our assets with more long-term capital. Our liquidity will be dependent in part upon our ability to successfully implement our securitization strategy. Factors that could affect our future ability to complete securitizations include conditions in the securities markets generally, conditions in the asset-backed securities markets specifically and the performance of our portfolio of securitized assets.

Credit Facilities, Repurchase Agreements and Other Financing Arrangements

As of December 31, 2006, we were party to the following agreements, which were collateralized by the assets shown below:

Repurchase Facilities (and Aggregate Borrowing Capacity)	Termination Date	Assets Being Financed by Lender

Repurchase agreements-residential mortgages and securitized loan pools	January 2007	$ 1.8 billion

Repurchase agreements-MBS on-balance sheet warehouse facility	February 2007	$463.2 million

Repurchase agreements-other MBS short-term investments	January 2007	$896.1 million

Revolving line of credit	September 2007	Not drawn upon

TruPS related warehouse facilities	December 2007	$157.3 million

We will determine on a monthly basis whether to continue to finance assets with repurchase agreements and currently intend to continue to finance the assets listed above with repurchase agreements. In the event that we determine not to continue the repurchase agreement financing, the indebtedness relating to these repurchase agreements will be paid either with proceeds from a securitization of certain of these assets or proceeds from the sale of the underlying assets.

Contractual Commitments

The following table sets forth the timing of required payments on our contractual obligations as of December 31, 2006:

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Repurchase agreements	$3,024,269	$3,024,269	$—	$—	$—
Trust preferred obligations	273,097	—			273,097
CDO notes payable	6,496,748	—	—	—	6,496,748
Warehouse credit facility	167,158	167,158	—	—	—
Junior subordinated notes	20,619	—	—	—	20,619
Commitments to purchase securities and loans (a)	413,389	413,389	—	—	—

Total	$10,395,280	$3,604,816	$—	$—	$6,790,464

(a)	Amounts reflect our consolidated CDO’s requirement to purchase additional collateral in order to complete the ramp-up collateral balances. Of this amount, $315.1 million has been advanced through CDO notes payable and is included in our restricted cash on our consolidated balance sheet as of December 31, 2006.

Inflation

We believe that the principal risk to us from inflation is the effect that market interest rates may have on our floating rate debt instruments as a result of future increases caused by inflation. We mitigate against this risk through our financing strategy to match the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk pertains to losses resulting from changes in interest rates and equity security prices. We are exposed to credit risk and interest rate risk related to our investments in debt instruments, TruPS, debt securities, real estate securities and residential mortgages, and leveraged loans. Our primary market risk is that we are exposed to interest rate risk. Interest rates may be affected by economic, geopolitical, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives typically will be held for long-term investment and not held for sale purposes. Our intent in structuring CDO and CLO transactions and other securitizations will be to limit interest rate risk with a financing strategy that matches the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. Although we have had only limited operations and acquired a limited amount of assets as of December 31, 2006 using our historical investment strategy, we do not believe an increase in interest rates will have a material impact on our net equity in our overall portfolio.

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

Through December 31, 2006, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable and repurchase agreements. These cash flow hedges have an aggregate notional value of $3.5 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable and repurchase agreements into fixed-rate payments. As of December 31, 2006, the interest rate swaps had an aggregate liability fair value of $27.4 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under SFAS No. 133 are recorded in earnings.

The following table summarizes the change in net investment income for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities:

	100 Basis Point Increase	100 Basis Point Decrease
	(dollars in thousands)
Net investment income from variable rate investments and indebtedness	$14,279	$(14,279)
Net fair value of fixed rate investments and indebtedness	$(86,355)	$39,985

We will seek to manage our credit risk through Cohen & Company’s underwriting and credit analysis processes that are performed in advance of acquiring an investment. The TruPS, leveraged loans, MBS, residential mortgages and other investments that we expect to consider for future CDO and CLO transactions and other securitizations will be subject to a comprehensive credit analysis process.

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

Fair Values

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by currency exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of December 31, 2006 and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in MBS, residential mortgages, TruPS, and derivative instruments will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary materially from period to period. Historically, the values of our assets have tended to vary inversely with those of its derivative instruments.

Off-Balance Sheet Arrangements and Commitments

We maintain arrangements with various investment banks regarding CDO securitizations and on an off-balance sheet warehouse facility. Prior to the completion of a CDO securitization, our off-balance sheet warehouse providers acquire investments in accordance with the warehouse facilities. Pursuant to the terms of the warehouse agreements, we receive all or some of the difference between the interest earned on the investments acquired under the warehouse facilities and the interest accrued on the warehouse facilities from the date of the respective acquisitions. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse providers, and as a result, we bear the first dollar risk of loss up to our warehouse deposit if an investment held under the warehouse facility is liquidated at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. The duration of a warehouse facility is generally at least nine months. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value in each accounting period with the change in fair value recorded in earnings.

As of December 31, 2006, we were not party to any off-balance sheet warehouse arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See discussion of quantitative and qualitative disclosures about market risk under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company, the related notes and schedules to the financial statements, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth beginning on Page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”) as of December 31, 2006. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at December 31, 2006, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with the consummation of the merger on October 6, 2006, we assumed the long-term management agreement that was in place between AFT and our manager. Our manager and its personnel replaced our former personnel and assumed control of our internal financial and accounting functions. Our manager has implemented a new financial accounting system on our behalf. Management believes that the internal controls over financial reporting related to our new investment strategy and our new financial accounting system were effective as of December 31, 2006.

The redeployment of our assets under the new investment strategy, the changes in personnel that occurred as a result of the merger, and the implementation of a new financial accounting system following consummation of the merger are considered to be material changes in our internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act), and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the NYSE listed company manual, we submitted an unqualified certification of our Chief Executive Officer to the NYSE on January 8, 2007. We have also filed, as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

(3) Exhibit List

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2006, by and among the Company, Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

2.2	Letter Agreement dated September 5, 2006 by and among the Company, Alesco Financial Trust and Jaguar Acquisition Inc. and the attached Registration Rights Provisions (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2006).

2.3	Letter Agreement dated September 29, 2006 by and among the Company, Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2006).

3.1	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.2	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.1	Management Agreement, dated as of January 31, 2006, between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Assignment and Assumption Agreement, dated as of October 6, 2006, between the Company and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.4 to the Company (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.3	Shared Facilities and Services Agreement, dated as of January 31, 2006, between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Letter Agreement, dated January 31, 2006, between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.5	Letter Agreement, dated October 18, 2006, between the Company and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.5 to the Company (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.6	2006 Long-Term Incentive Plan (incorporated by reference to Annex D to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.7	Form of Restricted Share Award Agreement.*

Exhibit No.	Description
10.8	Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

10.9	Credit Agreement, dated as of September 29, 2006, among Alesco Financial Holdings, LLC, Alesco Financial Trust and Royal Bank of Canada.*

10.10	Master Repurchase Agreement, dated as of February 28, 2006, between Bear Stearns Mortgage Capital Corporation and Alesco Loan Holdings Trust.*

10.11	Separation Agreement and General Release between the Company and George O. Deehan, dated July 14, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2006).

10.12	Agreement of Lease executed on January 26, 2004 to be effective February 15, 2004, by and between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

10.13	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

10.15	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between the Company and Rodney E. Bennett (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on March 25, 2004).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

21	List of Subsidiaries.*

23	Consent of Ernst & Young LLP.*

31.1	Chief Executive Officer certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification pursuant to 18 U.S.C. Section 1350.*

*	filed herewith

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amount sufficient to require submission of the schedule.

ALESCO FINANCIAL INC.

Report of Independent Registered Public Accounting Firm

On Effectiveness of Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Alesco Financial Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alesco Financial Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alesco Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Alesco Financial Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Alesco Financial Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alesco Financial Inc. as of December 31, 2006, and the related consolidated statements of income, other comprehensive loss, stockholders’ equity, and cash flows for the period January 31, 2006 (commencement of operations) to December 31, 2006 of Alesco Financial Inc. and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alesco Financial Inc.

We have audited the accompanying consolidated balance sheet of Alesco Financial Inc. as of December 31, 2006, and the related consolidated statements of income, other comprehensive loss, stockholders’ equity, and cash flows for the period January 31, 2006 (commencement of operations) to December 31, 2006. Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alesco Financial Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for the period January 31, 2006 (commencement of operations) to December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alesco Financial Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, Pennsylvania.

March 16, 2007

Alesco Financial Inc.

Consolidated Balance Sheet

As of December 31, 2006

(In thousands, except share and per share information)

Assets
Investments in debt securities and related receivables
Available-for-sale debt securities	$6,771,914
Security-related receivables	1,170,210

Total investment in debt securities and security-related receivables	7,942,124
Investments in residential and commercial mortgages and leveraged loans
Residential mortgages	1,773,147
Commercial mortgages	9,500
Leveraged loans	314,077
Loan loss reserve	(2,130)

Total investments in residential and commercial mortgages and leveraged loans, net	2,094,594
Cash and cash equivalents	51,821
Restricted cash and warehouse deposits	349,113
Accrued interest receivable	46,654
Other assets	30,621
Deferred financing costs, net of accumulated amortization of $ 2,762	87,423

Total assets	$10,602,350

Liabilities and stockholders’ equity
Indebtedness
Repurchase agreements	$3,024,269
Trust preferred obligations	273,097
CDO notes payable	6,496,748
Warehouse credit facility	167,158
Junior subordinated notes	20,619

Total indebtedness	9,981,891
Accrued interest payable	42,163
Related party payable	879
Other liabilities	50,017

Total liabilities	10,074,950
Minority interests	98,598
Stockholder’s equity
Preferred shares, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—
Common shares, $0.001 par value per share, 100,000,000 shares authorized, 54,921,971 issued and outstanding, including 193,457 unvested restricted share awards	55
Additional paid in capital	447,442
Accumulated other comprehensive loss	(14,628)
Cumulative distributions	(26,098)
Cumulative earnings	22,031

Total stockholders’ equity	428,802

Total liabilities and stockholders’ equity	$10,602,350

See accompanying notes.

Alesco Financial Inc.

Consolidated Statement of Income

(In thousands, except share and per share information)

For the period from January 31, 2006 through December 31, 2006
Revenue:
Investment interest income	$215,613
Investment interest expense	(188,121)
Provision for loan loss	(1,938)
Change in fair value of free-standing derivative	2,127

Net investment income	27,681

Total revenue	27,681
Expenses:
Related party management compensation	6,249
General and administrative	3,834

Total expenses	10,083

Income before interest and other income, minority interest and taxes	17,598
Interest and other income	5,820
Realized gain on derivative contracts	7,700
Unrealized gain on derivative contracts	1,653
Losses on investments	(2,349)

Income before minority interest and provision for income taxes	30,422
Minority interest	(7,625)

Income before provision for income taxes	22,797
Provision for income taxes	(766)

Net income	$22,031

Earnings per share—basic:
Basic earnings per share	$1.48

Weighted-average shares outstanding—Basic	14,924,342

Earnings per share—diluted:
Diluted earnings per share	$1.48

Weighted-average shares outstanding—Diluted	14,924,342

Distributions declared per common share	$1.75

See accompanying notes.

Alesco Financial Inc.

Consolidated Statement of Other Comprehensive Loss

(In thousands)

For the period from January 31, 2006 through December 31, 2006
Net income	$22,031
Other comprehensive loss:
Change in the fair value of cash-flow hedges	(7,605)
Change in the fair value of available-for-sale securities	(15,763)

Total other comprehensive loss before minority interest allocation	(23,368)
Allocation to minority interest	8,740

Total other comprehensive loss	(14,628)

Comprehensive income	$7,403

See accompanying notes.

Alesco Financial Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands, except share information)

	Preferred Shares	Preferred Shares Par Value	Common Shares	Common Shares Par Value	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Cumulative Earnings	Cumulative Distributions	Total
Balance, January 31, 2006 (commencement of operations)	—	$—	127	$—	$1	$—	$—	$—	$1
Net income	—	—	—	—	—	—	22,031	—	22,031
Other comprehensive loss	—	—	—	—	—	(14,628)	—	—	(14,628)
Common shares issued, net	—	—	54,728,387	55	446,584	—	—	—	446,639
Issuance of restricted share awards	—	—	419,866	—	—	—	—	—	—
Amortization of restricted share awards	—	—	—	—	1,309	—	—	—	1,309
Forfeiture of restricted share awards	—	—	(226,409)	—	(452)	—	—	—	(452)
Cumulative distributions	—	—	—	—	—	—	—	(26,098)	(26,098)

Balance, December 31, 2006	—	$—	54,921,971	$55	$447,442	$(14,628)	$22,031	$(26,098)	$428,802

See accompanying notes.

Alesco Financial Inc.

Consolidated Statement of Cash Flows

(In thousands)

For the period from January 31, 2006 through December 31, 2006
Operating activities:
Net income	$22,031
Adjustments to reconcile net income to cash flow from operating activities
Minority interest	7,625
Provision for loan loss	1,938
Share-based compensation expense	857
Accretion of discounts on residential mortgages and leveraged loans	(329)
Accretion of discounts on debt securities and security-related receivables	(1,485)
Amortization of deferred financing costs	2,762
Unrealized gain on derivative contracts	(1,653)
Unrealized loss on investments	375
Loss on sale of assets	1,937
Changes in assets and liabilities:
Accrued interest receivable	(42,847)
Other assets	(18,183)
Accrued interest payable	39,405
Related party payable	879
Other liabilities	(4,008)

Net cash provided by operating activities	9,304
Investing activities:
Purchase of investments in debt securities and security-related receivables	(6,300,384)
Principal repayments on debt securities and security-related receivables	38,746
Purchase of residential and commercial mortgages and leveraged loans	(2,019,613)
Principal repayments on residential and commercial mortgages and leveraged loans	83,638
Cash obtained from Sunset upon acquisition	15,986
Proceeds from sale of residential mortgages	85,119
Proceeds from sale of debt securities	42,970
Increase in restricted cash and warehouse deposits	(349,113)

Net cash used in investing activities	(8,402,651)
Financing activities:
Proceeds from repurchase agreements	3,235,588
Repayments on repurchase agreements	(515,850)
Proceeds from issuance of CDO notes payable	4,940,248
Repayments on CDO notes payable	(9,292)
Proceeds from issuance of trust preferred obligations	273,097
Proceeds from credit agreement	1,159,661
Repayments on credit agreement	(992,503)
Proceeds from cash flow hedges	13,540
Proceeds from issuance of preference shares of CDOs	106,071
Distributions to minority interest holders in CDOs	(6,357)
Payments for deferred debt issuance costs	(90,186)
Common share issuances, net of costs incurred	357,248
Distributions paid to common stockholders	(26,098)

Net cash provided by financing activities	8,445,167

Net change in cash and cash equivalents	$51,820
Cash and cash equivalents at the beginning of the period	1

Cash and cash equivalents at the end of the period	$51,821

Supplemental Cash flow information:
Cash paid for interest	$18,615
Cash paid for taxes	—
Stock issued to acquire net assets of Sunset Financial Resources, Inc.	$89,392

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of December 31, 2006

(In thousands, except share and per share amounts)

NOTE 1: THE COMPANY

Alesco Financial Trust was organized as a Maryland real estate investment trust on October 25, 2005 and commenced operations on January 31, 2006. On January 31, 2006, February 2, 2006, and March 1, 2006, Alesco Financial Trust completed the sale of 11,107,570 common shares at an offering price of $10.00 per share in a private offering. Alesco Financial Trust received proceeds from this offering of $102,416, net of placement fees and offering costs.

On October 6, 2006, Alesco Financial Trust completed its merger with Alesco Financial Inc. (formerly Sunset Financial Resources, Inc.). Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, as amended by letter agreements dated September 5, 2006 and September 29, 2006 (the “Merger Agreement”), upon the completion of the merger each share of Alesco Financial Trust stock was converted into the right to receive 1.26 common shares of Sunset Financial Resources, Inc. (“Sunset”), which resulted in the issuance of 14,415,530 common shares. In accordance with U.S. generally accepted accounting principles (“GAAP”) the transaction was accounted for as a reverse acquisition, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. As used in these consolidated financial statements, the term “the Company” refers to the operations of Alesco Financial Trust from January 31, 2006 through to October 6, 2006 and the combined operations of the merged company from October 7, 2006 through to December 31, 2006. “Sunset” refers to the historical operations of Sunset Financial Resources, Inc. through to the October 6, 2006 merger date.

Sunset was incorporated in Maryland on October 6, 2003, completed its initial public offering of common stock on March 22, 2004 and was traded on the NYSE under the ticker symbol “SFO”. Sunset elected to be taxed as a REIT for U.S. Federal income tax purposes and the Company intends to continue to comply with these tax provisions. On October 9, 2006, the Company began trading on the NYSE under the ticker symbol “AFN”. On November 27, 2006, the Company closed a public offering of 30,360,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.00 per share, net of placement fees and offering costs.

The Company is a specialty finance company formed to invest primarily in certain target asset classes identified by Cohen & Company and its affiliates (“Cohen”). The Company is externally managed and advised by Cohen & Company Management, LLC (the “Manager”), an affiliate of Cohen, pursuant to a management agreement (the “Management Agreement”). Since 1999, Cohen, a specialized research, investment banking and asset management firm, has provided financing to small and mid-sized companies in financial services, real estate and other sectors.

The Company’s objective is to generate attractive risk-adjusted returns and predictable cash distributions for its stockholders by investing in collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) and similar securitized obligations structured and managed by Cohen or its affiliates, which obligations are collateralized by assets in the following asset classes:

•	mortgage loans, other real estate-related senior and subordinated debt securities, residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”);

•

subordinated debt financings originated by Cohen or third parties, primarily in the form of trust preferred securities (“TruPS”) issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies; and

•

leveraged loans made to small and mid-sized companies in a variety of industries characterized by relatively low volatility and overall leverage, including the consumer products and manufacturing industries.

The Company may also invest opportunistically from time to time in other types of investments within its Manager’s and Cohen’s areas of expertise and experience, subject to maintaining its qualification as a REIT and an exemption from regulation under the Investment Company Act of 1940.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The consolidated financial statements have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of the Company and its majority-owned and/or controlled subsidiaries and those entities for which the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The portions of these entities not owned by the Company are presented as minority interests in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE in accordance with FIN 46R. The Company consolidates VIEs of which the Company is deemed to be the primary beneficiary or non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest. If the Company’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE. The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur. In the case of non-VIEs or VIEs where the Company is not deemed to be the primary beneficiary and the Company does not control the entity, but has the ability to exercise significant influence over the entity, the Company accounts for its investment under the equity method.

The Company has determined that certain special purpose trusts formed by third party issuers of TruPS to issue such securities are VIEs (“Trust VIEs”) and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary of the special purpose trust. In most instances, the Company is the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIEs are initially financed directly by CDOs, through the Company’s on-balance sheet warehouse facilities or through the Company’s off-balance sheet warehouse facilities. Under the off-balance sheet warehouse agreements, the Company deposits cash collateral with an investment bank and bears the first dollar risk of loss, up to the Company’s collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes the Company to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by third party sponsors of the Trust VIEs in exchange for the TruPS proceeds and the common equity securities of the Trust VIE. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIE, are included in the Company’s consolidated financial statements and the related TruPS are eliminated. Pursuant to Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs to third party sponsors are recorded net of the common equity securities issued.

c. Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and highly liquid investments with maturities of three months or less when purchased.

d. Restricted Cash

Restricted cash represents amounts held on deposit with investment banks as collateral for derivative contracts and repurchase agreements, and proceeds from the issuance of CDO notes payable held by consolidated CDO securitization entities and cash held by trustees of CDO entities that is generated from earnings on the collateral assets and cash deposited with trustees of CDO entities that is restricted for the purpose of funding additional collateral. As of December 31, 2006, there was $317,592 of restricted cash held by CDO securitization entities that are consolidated by the Company, $30,569 of restricted cash held by the trustees of on-balance sheet warehouse facilities, and $952 of restricted cash held by investment banks as collateral for derivative contracts and repurchase agreements.

e. Investments

The Company invests primarily in debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments is based primarily on quoted market prices from independent pricing sources when available for actively traded securities or discounted cash flow analyses developed by management using current interest rates, specific issuer information and other market data for securities without an active market. Management’s estimate of fair value is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions. Upon the sale of an available-for-sale security, the realized gain or loss is computed on a specific identification basis and will be recorded as a component of earnings in the respective period.

The Company accounts for its investments in subordinated debentures owned by Trust VIEs that the Company consolidates as available-for-sale securities. These Trust VIEs have no ability to sell, pledge, transfer or otherwise encumber the company or the assets of the company until such subordinated debenture’s maturity. The Company accounts for investments in securities where the transfer meets the criteria under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) as a financing at amortized cost. The Company’s investments in security-related receivables represent interests in securities that were transferred to CDO securitization entities by transferors that maintained some level of continuing involvement.

The Company exercises its judgment to determine whether an investment security has sustained an other-than-temporary decline in value. If the Company determines that an investment security has sustained an other-than-temporary decline in its value, the investment security is written down to its fair value, by a charge to earnings, and the Company establishes a new cost basis for the investment. If a security that is available for sale sustains an other-than-temporary impairment, the identified impairment is reclassified from accumulated other comprehensive income (loss) to earnings, thereby establishing a new cost basis. The Company’s evaluation of an other-than-temporary decline is dependent on specific facts and circumstances relating to the particular investment. Factors that the Company considers in determining whether an other-than-temporary decline in value has occurred include, but are not limited to: the estimated fair value of the investment in relation to its cost basis; the length of time the security has had a decline in estimated fair value below its amortized cost; the financial condition of the related entity; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

The Company accounts for its investments in residential and commercial mortgages and leveraged loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income over the terms of the loans using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards No. 91 (“SFAS No. 91”), “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. The Company’s investment in residential mortgages includes approximately $134 million of securitized residential mortgages that have been transferred to a securitization trust. Although there has been a change in ownership structure, the Company still maintains an ownership interest in the securitization trust. Due to the Company’s continuing involvement in the securitization trust this transfer does not meet the criteria to qualify as a sale under SFAS No. 140.

The Company has investments in $453.0 million of residential mortgages purchased from a particular counterparty which are financed through a $434.9 million of repurchase agreement with the same counterparty as of December 31, 2006. The Company has concluded that the transfer of assets meets the requirements to be accounted for as a sale under SFAS No. 140 and, accordingly, records such residential mortgages and the related financing gross on the balance sheet, and the corresponding interest income and interest expense gross on the income statement. Presently, the accounting for these transactions is being discussed among the standard setters which may be resolved through a FASB Staff Position (FSP) or other guidance addressing an alternative view that under SFAS 140 such transactions, as described above, may not qualify as purchases by the Company because the securities purchased may not be deemed legally isolated from the counterparty after they are transferred under the repurchase agreement. Under this view, the Company would present the net investment in these transactions as derivatives on the consolidated balance sheet, with the corresponding change in fair value being recorded in the consolidated statement of income. The fair value of the derivative would reflect not only any changes in the value of the underlying securities, but also changes in the value of the underlying credit provided by the counterparty. This alternative view would not have a material impact on consolidated stockholders’ equity or consolidated net income of the Company.

The Company maintains an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, for example, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries).

f. Transfers of Financial Assets

The Company accounts for transfers of financial assets under SFAS No. 140 as either sales or financing arrangements. Transfers of financial assets that result in sale accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet each of these criteria, the transfer is accounted for as a financing arrangement. Financial assets that are treated as sales are removed from the Company’s accounts with any realized gain (loss) reflected in earnings during the period of sale. Financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as secured borrowings and no gain or loss recognized.

g. Deferred Costs

The Company records its deferred costs incurred in placing CDO notes payable and other debt instruments in accordance with SFAS No. 91, and amortizes these costs over the life of the related debt using the effective interest method.

h. Revenue Recognition

In accordance with SFAS No. 91, the Company recognizes interest income from investments in debt and other securities, residential and commercial mortgages, and leveraged loans over the estimated life of the underlying financial instruments on an estimated yield to maturity basis.

In accordance with Emerging Issues Task Force Issue No. 99-20 (“EITF No. 99-20”), “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the Company recognizes interest income from purchased interests in certain financial assets, including certain subordinated MBS, on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience. The adjusted yield is then applied prospectively to recognize interest income for the next quarterly period. The carrying value is assessed for impairment on a recurring basis, and management will record an impairment write-down if the investment is deemed to be other than temporarily impaired.

Also included in investment income is the change in fair value of free-standing derivatives as described in Note 7.

i. Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. For derivatives not designated as hedges, the changes in fair value are recorded in earnings.

j. Accounting for Off-Balance Sheet Arrangements

The Company may maintain certain warehouse financing arrangements with various investment banks that are accounted for as off-balance sheet arrangements. The Company receives the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. Under the warehouse agreements, the Company is required to deposit cash collateral with the warehouse provider and as a result, the Company bears the first dollar risk of loss, up to the warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because the collateral assets are maintained on the balance sheet of the warehouse providers. However, since the Company holds an implicit variable interest in many entities funded under its warehouse facilities, the Company often does consolidate the Trust VIEs while the TruPS they issue are held on the warehouse facilities. The Company records the cash collateral as warehouse deposits in its financial statements. The net difference earned from these warehouse facilities is considered a free-standing derivative and is recorded at fair value in the financial statements. Changes in fair value are reflected in earnings in the respective period.

k. Income Taxes

For tax purposes, Sunset is deemed to have acquired Alesco Financial Trust on October 6, 2006. Sunset has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and subsequent to the merger the Company continues to comply with requirements. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to shareholders and as long as certain asset, income, distribution and share ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. Management believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but, there can be no assurances that these criteria will continue to be met in subsequent periods.

Alesco Financial Trust intends to elect to be taxed as a REIT for U.S. Federal income tax purposes for its taxable year ending October 6, 2006. The Company believes that Alesco Financial Trust was organized and operated in such a manner as to qualify for treatment as a REIT.

The Company maintains domestic taxable REIT subsidiaries (“TRSs”), which may be subject to U.S. federal, state and local income taxes. Current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in domestic taxable REIT subsidiaries. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not subject to local income taxation, but generally will be included in the Company’s income on a current basis, whether or not distributed. Upon distribution of any previously included income to the Company, no incremental U.S. federal, state, or local income taxes would be payable by the Company.

l. Share-Based Payment

The Company accounts for share-based compensation issued to its Directors, Officers, and to its Manager using the fair value based methodology prescribed by SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”). Compensation cost related to restricted common stock issued to the independent directors of the Company is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common stock issued to the officers and the Manager is initially measured at estimated fair value at the grant date, and is re-measured on subsequent dates to the extent the awards are unvested, and is amortized and expensed over the vesting period on a straight-line basis.

m. Goodwill

Goodwill on the Company’s consolidated balance sheet represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations”. Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized to expense but rather is analyzed for impairment. The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. Through December 31, 2006, no impairment of goodwill was identified.

n. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 and eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provided that beneficial interests in securitized financial assets are not subject to SFAS No. 133. Under the new statement, an entity may irrevocably elect to measure a hybrid financial instrument that would otherwise require bifurcation at fair value in its entirety on an instrument-by-instrument basis. The statement clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. The statement is effective for all financial instruments that we acquire or issue after January 1, 2007. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. The statement provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, the interpretation provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management is currently evaluating the impact that this statement may have on our financial position or results of operations, which we do not expect to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. We do not expect the adoption of this statement effective January 1, 2008 to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for the Company on January 1, 2008. Management is currently evaluating the impact that this statement may have on our financial position or results of operations.

NOTE 3: REVERSE ACQUISITION OF SUNSET FINANCIAL RESOURCES, INC.

On October 6, 2006, Alesco Financial Trust merged with Sunset. Sunset acquired 100 percent of the outstanding common shares of Alesco Financial Trust in exchange for shares of Sunset’s common stock. On October 6, 2006, Sunset changed its legal name to Alesco Financial Inc. In accordance with GAAP, the transaction is to be accounted for as a reverse acquisition, and Alesco Financial Trust is deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. The consolidated financial statements of the Company as of and for the eleven months ended December 31, 2006 include the operations of Alesco Financial Trust from January 31, 2006 through to October 6, 2006 and the combined operations of the merged company from October 7, 2006 through to December 31, 2006. The merged company will pursue Alesco Financial Trust’s investment strategy focused on TruPS, residential mortgage loans, leveraged loans, and mortgage backed securities (“MBS”).

The purchase price consideration was approximately $93,048, which included approximately $89,392 of common stock issued and $3,656 of transaction costs. The value of the 14,415,530 common shares issued in the merger was determined based on the average market price of Sunset’s common shares over the 2-day period before and after the final terms of the acquisition were agreed to on September 29, 2006.

The following table summarizes the fair value of the net assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining final third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to refinement.

Estimated Fair Value
Assets Acquired:
Investment in debt securities and security-related receivables	$1,723,825
Investment in loans	246,568
Cash and warehouse deposits	15,986
Goodwill	4,766
Other assets	25,756

Total Assets Acquired	$2,016,901

Liabilities Assumed:
Indebtedness	$1,586,411
Repurchase agreement liability	304,530
Other liabilities	32,912

Total Liabilities Assumed	1,923,853

Fair Value of Net Assets Acquired	$93,048

Unaudited pro forma information relating to the acquisition is presented below as if the acquisition occurred on January 1, 2006 and includes the results of operations of Sunset for the period from January 1, 2006 to October 6, 2006, Alesco Financial Trust from January 31, 2006 to October 6, 2006, and the combined company from October 6, 2006 to December 31, 2006. The pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

For the Year Ended December 31, 2006
Pro forma revenue	$35,857
Pro forma net income	23,325

Earnings Per Share:
Basic, as reported	$1.48
Basic, pro forma	$1.56
Diluted, as reported	$1.48
Diluted, pro forma	$1.56

NOTE 4: INVESTMENTS IN SECURITIES AND SECURITY-RELATED RECEIVABLES

The following table summarizes the Company’s investments in available-for-sale debt securities, as of December 31, 2006:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Years to Maturity
TruPS and subordinated debentures	$3,048,881	5,519	$(21,560)	$3,032,840	7.2%	29.5
MBS	3,738,797	7,634	(7,357)	3,739,074	5.7%	9.6

Total available-for-sale debt securities	$6,787,678	$13,153	$(28,917)	$6,771,914	6.4%	18.5

TruPS included above as available-for-sale debt securities includes (a) investments in TruPS issued by Trust VIEs of which the Company is not the primary beneficiary and which the Company does not consolidate and (b) transfer of investments in TruPS securities to the Company that were accounted for as a sale pursuant to SFAS No. 140. Subordinated debentures included above represents the primary assets of Trust VIEs that the Company consolidates pursuant to FIN 46R.

The following table summarizes the Company’s investments in security-related receivables, as of December 31, 2006:

Investment Description	Amortized Cost	Weighted Average Coupon	Years to Maturity	Estimated Fair Value
TruPS and subordinated debenture receivables	$706,332	7.7%	28.5	$703,454
MBS security-related receivables	463,878	5.8%	6.0	461,730

Total security-related receivables	$1,170,210	6.9%	19.6	$1,165,184

The Company’s investments in security-related receivables represents securities owned by CDO entities that are collateralized by TruPS and subordinated debentures and MBS securities owned by a consolidated subsidiary where the transfers are accounted for as financings under SFAS No. 140. These transactions are accounted for as financings due to constraints from further pledge or exchange of the assets and the continuing involvement of investment banks with each of these transactions.

There were no declines in the fair value of investments below their cost that were deemed to be other than temporary as of December 31, 2006. As of December 31, 2006, we held 184 investments in TruPS and subordinated debenture receivables in an unrealized loss position and 401 investments in MBS in an unrealized loss position. The range of unrealized losses per individual debt security at December 31, 2006 was $1 to $955. No securities were in an unrealized loss position for twelve months or greater and the maximum length of time an investment was in an unrealized loss position was six months as of December 31, 2006. The unrealized losses as of December 31, 2006 were not deemed to be other than temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, review of the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility in the market, and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity. The unrealized losses on debt securities resulted from volatility in interest rates, not from deterioration in the creditworthiness of the issuers.

Net realized gains and losses on the sale of investments are included in realized loss on investments on the consolidated income statement. The Company recorded realized losses of $1,118 on sales of investments during the period from January 31, 2006 through December 31, 2006.

All of the Company’s investments in TruPS and subordinated debentures and MBS collateralize debt issued through CDO entities, consolidated Trust VIE’s, or warehouse credit facilities. The Company’s CDO entities are static pools and prohibit the sale of such securities until the mandatory auction call period, typically 10 years from the CDO entity’s inception. At the mandatory auction call date, remaining securities will be offered in the general market and the proceeds from a successful sale of such securities will be used to repay outstanding indebtedness and liquidate the CDO entity. The assets of the Company’s consolidated CDOs collateralize the debt of such entities and are not available to the Company’s creditors.

NOTE 5: INVESTMENTS IN RESIDENTIAL AND COMMERCIAL MORTGAGES AND LEVERAGED LOANS

The Company’s investments in residential and commercial mortgages and leveraged loans are accounted for at amortized cost. The following tables summarize the Company’s investments in residential and commercial mortgages and leveraged loans as of December 31, 2006:

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Carrying Amount	Number of Loans	Average Interest Rate	Average Contractual Maturity Date
3/1 Adjustable rate residential mortgages	$2,948	$(69)	$2,879	7	6.5%	July 2033
5/1 Adjustable rate residential mortgages	1,155,552	9,924	1,165,478	2,636	6.2%	July 2036
7/1 Adjustable rate residential mortgages	502,416	3,417	505,831	1,079	6.2%	June 2036
10/1 Adjustable rate residential mortgages	97,355	1,604	98,959	239	6.8%	Sept 2036
Commercial Loan	9,500	—	9,500	1	—	June 2006
Leveraged loans	314,477	(400)	314,077	135	9.0%	June 2012

Total	$2,082,248	$14,476	$2,096,724	4,097	6.7%

The estimated fair value of the Company’s residential and commercial mortgage loans and leveraged loans was $2,083,455 as of December 31, 2006.

The Company maintains an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, which considers, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). As of December 31, 2006, the Company maintained an allowance for loan losses of $2,130.

As of December 31, 2006, the residential mortgage portfolio included $1,747 of loans 90 days or more delinquent. As of December 31, 2006, the leverage loan portfolio had no delinquent loans.

During June 2006, the Company sold approximately $86,683 of 7/1 adjustable rate residential mortgages at a realized loss of $855. In connection with the sale of the assets and repayment of related financings, the Company terminated an interest rate swap contract and recorded a realized gain of $875 in earnings.

The Company recorded a $375 charge in December 2006 to earnings due to the decrease in fair value of certain securitized mortgage loans from October 6, 2006 to December 31, 2006. The Company recorded the assets at lower of cost or fair value due to management’s intent to sell the securitized loan pool as of December 31, 2006.

As of December 31, 2006, all of the carrying value of the Company’s residential mortgages was pledged as collateral under repurchase agreements. In addition, all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CDO notes payable.

As of December 31, 2006, 45.8% of the carrying value of the Company’s investment in residential mortgages was concentrated in residential mortgages collateralized by property in California.

NOTE 6: INDEBTEDNESS

The following table summarizes the Company’s indebtedness as of December 31, 2006:

Description	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Average Contractual Maturity
Repurchase agreements	$3,024,269	5.4% to 5.9%	5.7%	Jan 2007
Trust preferred obligations	273,097	5.8% to 11.1%	7.5%	Jul 2036
CDO notes payable (1)	6,496,748	5.5% to 6.1%	5.8%	Jul 2040
Warehouse credit facility	167,158	5.9% to 15.4%	7.7%	May 2007
Junior subordinated notes	20,619	9.5%	9.5%	Mar 2035

Total borrowings	$9,981,891

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation.

(a) Repurchase agreements

The Company was party to repurchase agreements that had $3,024,269 in borrowings outstanding as of December 31, 2006. These repurchase agreements are used to finance the Company’s investments in residential mortgages prior to their long-term financing through mortgage securitizations and MBS securities. The repurchase agreements generally require that the Company ratably reduce its borrowings outstanding under the repurchase agreements as these investments incur prepayments or change in fair value. Borrowings under repurchase agreements during the aforementioned period bore interest at one-month London Inter-Bank Offered Rate (“LIBOR”) plus a weighted average spread ranging from 5 to 70 basis points. Included in the above amounts is a repurchase agreement between the Company and an investment bank that will provide up to $1,500,000 of financing to purchase MBS on a short-term basis until CDO Notes payable are issued to finance the investments on a longer-term basis. As of December 31, 2006, there was $449,026 of borrowings outstanding relating to this arrangement. This MBS repurchase agreement requires the payment of interest monthly at the Fed-Funds Open rate plus 30 basis points. The MBS repurchase agreement terminated in February 2007 upon the issuance of CDO Notes payable.

(b) Trust preferred obligations

Company preferred obligations finance subordinated debentures acquired by Trust VIEs that are consolidated by the Company for the portion of the total TruPS that are owned by entities outside of the consolidated group. These trust preferred obligations bear interest at either variable or fixed rates until maturity, generally 30 years from the date of issuance. The Trust VIE has the ability to prepay the trust preferred obligation at any time, without prepayment penalty, after five years. The Company does not control the timing or ultimate payment of the trust preferred obligations.

(c) CDO notes payable

CDO notes payable represent notes payable issued by CDO entities used to finance the acquisition of TruPS, MBS, and leveraged loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. The following is a summary of CDO notes payable outstanding as of December 31, 2006:

TruPS CDO notes payable

On March 15, 2006, the Company closed “Alesco Preferred Funding X, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding X, Ltd. received commitments for $909,050 of CDO notes, all of which were issued to investors as of December 31, 2006. Alesco Preferred Funding X, Ltd. also issued $60,400 of preference shares upon closing. The Company retained $34,530 of common and preference shares of Alesco Preferred Funding X, Ltd., excluding discounts.

The notes payable issued by Alesco Preferred Funding X, Ltd. consist of 9 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 34 to 285 basis points or at fixed rates ranging from 5.6% to 7.9%. Some of the fixed-rate notes bear interest at a fixed rate for an initial period (ranging from 3 to 10 years) and a floating rate for the remaining period based on 90-day LIBOR plus a spread ranging from 50 to 285 basis points.

On June 29, 2006, the Company closed “Alesco Preferred Funding XI, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XI, Ltd. received commitments for $637,000 of CDO notes, all of which were issued to investors as of December 31, 2006. Alesco Preferred Funding XI, Ltd. also issued $44,000 of preference shares upon closing. The Company retained $24,200 of common and preference shares of Alesco Preferred Funding XI, Ltd., excluding discounts.

The notes payable issued by Alesco Preferred Funding XI, Ltd. consist of 8 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 33 to 280 basis points or at fixed rates ranging from 6.9% to 7.0%. One class of the fixed-rate notes bear interest at a fixed rate for an initial period of 5 years and a floating rate for the remaining period based on 90-day LIBOR plus 120 basis points.

On October 12, 2006, the Company closed “Alesco Preferred Funding XII, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XII, Ltd. received commitments for $639,500 of CDO notes, all of which were issued to investors as of December 31, 2006. Alesco Preferred Funding XII, Ltd. also issued $44,060 of preference shares upon closing. The Company retained $24,233 of common and preference shares of Alesco Preferred Funding XII, Ltd., excluding discounts.

The notes payable issued by Alesco Preferred Funding XII, Ltd. consist of 7 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 35 to 275 basis points or at a fixed rate of 6.3%. One class of the fixed-rate notes bears interest at a fixed rate for an initial period of 5 years and a floating rate for the remaining period based on 90-day LIBOR plus 130 basis points.

On November 30, 2006, the Company closed “Alesco Preferred Funding XIII, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XIII, Ltd. received commitments for $479,500 of CDO notes, all of which were issued to investors as of December 31, 2006. Alesco Preferred Funding XIII, Ltd. also issued $33,600 of preference shares upon closing. The Company retained $20,950 of common and preference shares of Alesco Preferred Funding XIII, Ltd., excluding discounts.

The notes payable issued by Alesco Preferred Funding XIII, Ltd. consist of 8 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 32 to 275 basis points or at fixed rates ranging from 6.3% to

7.7%. One class of the fixed-rate notes bears interest at a fixed rate for an initial period of 5 years and a floating rate for the remaining period based on 90-day LIBOR plus 130 basis points. Another class of the fixed-rate notes bears interest at a fixed rate for an initial period of 5 years and a floating rate for the remaining period based on 90-day LIBOR plus 275 basis points.

On December 21, 2006, the Company closed “Alesco Preferred Funding XIV, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XIV, Ltd. received commitments for $766,600 of CDO notes, all of which were issued to investors as of December 31, 2006. Alesco Preferred Funding XIV, Ltd. also issued $52,000 of preference shares upon closing. The Company retained $39,000 of common and preference shares of Alesco Preferred Funding XIV, Ltd., excluding discounts.

The notes payable issued by Alesco Preferred Funding XIV, Ltd. consist of 9 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 32 to 270 basis points or at fixed rates ranging from 6.2% to 7.7%. One class of the fixed-rate notes bears interest at a fixed rate for an initial period of 5 years and a floating rate for the remaining period based on 90-day LIBOR plus 125 basis points. A second class of the fixed-rate notes bears interest at a fixed rate for an initial period of 10 years and a floating rate for the remaining period based on 90-day LIBOR plus 125 basis points. A third class of the fixed-rate notes bears interest at a fixed rate for an initial period of 10 years and a floating rate for the remaining period based on 90-day LIBOR plus 270 basis points.

MBS CDO notes payable

On June 30, 2006, the Company closed “Kleros Real Estate CDO I, Ltd.”, a CDO securitization that provides financing for investments in MBS. Kleros Real Estate CDO I, Ltd. received commitments for $994,700 of CDO notes, all of which were issued to investors as of December 31, 2006. Kleros Real Estate CDO I, Ltd. also issued $4,000 of preference shares upon closing. The Company retained one-hundred percent of the common and preference shares of Kleros Real Estate CDO I, Ltd. and $26,000 of the Class D CDO notes. The proceeds of this CDO securitization were used to pay in full the $1,000,000 MBS credit agreement that the Company previously entered into with an investment bank. The MBS credit agreement was terminated as of June 30, 2006.

The notes payable issued by Kleros Real Estate CDO I, Ltd. consist of 5 classes of notes bearing interest at spreads over 1-month LIBOR ranging from 22 to 60 basis points.

On the October 6, 2006 merger date, the Company acquired an investment in “Kleros Real Estate CDO II, Ltd.”, a CDO securitization that provides financing for investments in MBS. The CDO securitization received commitments for $968,700 of CDO notes. As of December 31, 2006, $968,538 of the commitments was outstanding to investors. Kleros Real Estate CDO II, Ltd. also issued $4,000 of preference shares upon closing. The Company purchased one-hundred percent of the common and preference shares of Kleros Real Estate CDO II, Ltd. and $11,000 and $15,000 of the Class D and Class E CDO notes, respectively.

The notes payable issued by Kleros Real Estate CDO II, Ltd. consist of 5 classes of notes bearing interest at spreads over 1-month LIBOR ranging from 22 to 65 basis points.

On November 17, 2006, the Company closed “Kleros Real Estate CDO III, Ltd.”, a CDO securitization that provides financing for investments in MBS. Kleros Real Estate CDO III, Ltd. received commitments for $986,000 of CDO notes. As of December 31, 2006, $834,318 of commitments was outstanding to investors. Kleros Real Estate CDO III, Ltd. also issued $14,000 of preference shares upon closing. The Company retained one-hundred percent of the common and preference shares of Kleros Real Estate CDO III, Ltd. and $11,000 and $5,000 of the Class B and Class C CDO notes, respectively.

The notes payable issued by Kleros Real Estate CDO III, Ltd. consist of 5 classes of notes bearing interest at spreads over 1-month LIBOR ranging from 23 to 225 basis points.

Leveraged loans CDO notes payable

On June 21, 2006, the Company closed “Emporia Preferred Funding II, Ltd.”, a CDO securitization that provides financing for investments in leverage loans. Emporia Preferred Funding II, Ltd. received commitments for $329,500 of CDO notes, of which $300,250 were issued to investors as of December 31, 2006. Emporia Preferred Funding II, Ltd. also issued $36,400 of preference shares upon closing. The Company retained $4,810 of common and preference shares of Emporia Preferred Funding II, Ltd., excluding discounts. On the October 6, 2006 merger date, the Company acquired an additional $16,666 of the preference shares of Emporia Preferred Funding II, Ltd. As of December 31, 2006, the Company retains a total of $21,476 of common and preference shares, excluding discounts. The proceeds of this CDO securitization were used to pay in full the $250,000 repurchase agreement that the Company previously entered into with an investment bank. The repurchase agreement was terminated as of June 30, 2006.

The notes payable issued by Emporia Preferred Funding II, Ltd. consist of 7 classes of notes bearing interest at spreads over 90-day LIBOR ranging from 28 to 500 basis points.

(d) Warehouse credit facility

In December 2006 the Company invested $20,000 in an on-balance sheet special purpose entity. The primary purpose of this special purpose entity is to accumulate TruPS and subordinated debentures that will be transferred into CDO entities in the future. The purchase of the TruPS and subordinated debentures is financed with notes payable issued to third party investors and the terms of the facility provides for the purchase of $500,000 of collateral. As of December 31, 2006, the warehouse credit facility had $167,158 of notes payable outstanding. The notes payable consist of 3 classes of notes bearing interest at spreads over 1-month LIBOR ranging from 47.5 to 1,000 basis points. The warehouse credit facility has a termination date of December 2007, although the facility can be renewed subject to the approval of the Company and the subordinated noteholders.

(e) Junior Subordinated Notes

On October 6, 2006, the Company acquired 100% of a statutory business trust, Sunset Financial Statutory Trust I. The trust issued $20,000 of trust preferred securities on March 15, 2005. The assets of the trust consist of $20,619 of junior subordinated debentures issued by the Company, due March 30, 2035. The trust preferred securities and the subordinated notes bear interest at 90-day LIBOR plus 415 basis points, payable quarterly in arrears, and generally may not be redeemed prior to March 30, 2010. The trust has no operations or assets separate from its investment in the junior subordinated debentures.

The trust is a variable interest entity pursuant to FIN No. 46R because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. Because the Company’s investment in the trust’s common securities was financed directly by the trust as a result of its loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to FIN No. 46R, and the Company is not the primary beneficiary of the trust. The trust is not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the subordinated notes issued to the trust as a liability, and the investment in the trust as an asset. As of December 31, 2006, no event had occurred that might have a significant adverse effect on the carrying value of the Company’s $619 investment in the trust.

The table below summarizes the Company’s contractual obligations (excluding interest) under borrowing agreements as of December 31, 2006 (amounts in thousands):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Repurchase agreements	$3,024,269	$3,024,269	$—	$—	$—
Trust preferred obligations	273,097	—			273,097
CDO notes payable	6,496,748	—	—	—	6,496,748
Warehouse credit facility	167,158	167,158	—	—	—
Junior subordinated notes	20,619	—	—	—	20,619
Commitments to purchase securities and loans (a)	413,389	413,389	—	—	—

Total	$10,395,280	$3,604,816	$—	$—	$6,790,464

(a)	Amounts reflect our consolidated CDO’s requirement to purchase additional collateral in order to complete the ramp-up collateral balances. Of this amount, $315.1 million has been advanced through CDO notes payable and is included in our restricted cash on our consolidated balance sheet as of December 31, 2006.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges

During the period from January 31 through December 31, 2006, the Company entered into various interest rate swap contracts to hedge interest rate exposure relating to CDO notes payable and repurchase agreements funding investments in residential mortgages.

Generally, the Company designates interest rate swap contracts as hedges at inception and determines at each reporting period whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Certain of the Company’s interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts were not designated as hedges was recorded as an unrealized gain on derivative contracts in the statement of income.

The interest rate swap agreements are summarized as of December 31, 2006 and for the period from January 31, 2006 through December 31, 2006 as follows (dollars in thousands):

Instrument	Hedged Item	Aggregate Notional	Strike	Maturity	Fair Value as of December 31, 2006	Amounts Reclassified to Earnings for Terminated Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative— Gains (Losses)
Interest rate swaps	CDO notes payable	$321,850	5.2% to 5.8%	June 2011 to June 2016	$(5,015)	—	$1,909
Interest rate swaps	CDO notes payable	76,000	5.0% to 6.5%	June 2011 to Dec 2011	(2,427)	—	(105)
Interest rate and basis swaps	CDO notes payable	521,700	4.9% to 5.5%	Oct 2011 to Dec 2016	(2,882)	—	(147)
Interest rate swaps	CDO notes payable	61,000	4.9% to 5.7%	Dec 2011 to Dec 2016	(830)	—	(15)
Interest rate swaps	CDO notes payable	27,800	9.5%	Dec 2011	(4,697)	—	36
Interest rate swaps	CDO notes payable	244,550	4.9% to 5.6%	Nov 2015 to July 2018	(6,156)	—	326
Interest rate swaps	CDO notes payable	242,409	4.5% to 5.8%	Nov 2015 to Aug 2017	(9,078)	—	(324)
Interest rate swaps	CDO notes payable	195,000	2.7% to 5.9%	Feb 2017	(7,222)	—	(229)
Interest rate swaps	CDO notes payable	110,000	4.7%	Dec 2009 to Dec 2011	1,144	—	—
Interest rate swaps	Repurchase agreement	1,566,817	4.7% to 5.0%	Dec 2010 to Oct 2016	8,981	875	164
Interest rate swaps	Warehouse debt	35,000	4.9% to 5.7%	Sept 2011 to Mar 2012	(23)	—	(23)
Interest rate swap	Repurchase agreement	115,000	4.2% to 4.8%	June 2009 to Dec 2010	800	—	61

Total Portfolio		$3,517,126			$(27,405)	$875	$1,653

Free-Standing Derivatives

The Company maintains off-balance sheet arrangements with investment banks regarding TruPS-related CDO securitizations and warehouse facilities. Prior to the completion of a TruPS-related CDO securitization, investments are acquired by the warehouse providers in accordance with the warehouse facilities. Pursuant to the terms of the warehouse agreements, the Company receives the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, the Company is required to deposit cash collateral with the warehouse provider and as a result, the Company bears the first dollar risk of loss, up to the Company’s warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a TruPS-related CDO securitization, the cash collateral held by the warehouse provider is returned to the Company. The terms of the warehouse facilities are generally nine months. These arrangements are deemed to be derivative financial instruments and are recorded by the Company at fair value each accounting period with the change in fair value recorded in earnings. These arrangements represent the Company’s only off-balance sheet arrangements. During the period from January 31, 2006 through December 31, 2006, the change in the fair value of the Company’s warehouse financing arrangements was $2,127 and was recorded as a component of net investment income in the accompanying consolidated statement of income. As of December 31, 2006, the Company did not have any off-balance sheet warehouse agreements outstanding with investment banks. The financing cost of the warehouse facilities was generally based on one-month LIBOR plus 50 basis points.

During June 2006, the Company terminated an MBS credit agreement, the terms of which included certain provisions that allowed the lender, a third party investment bank, to enter into interest rate swap contracts with respect to fixed-rate securities that were pledged as collateral to the MBS credit agreement. Upon the termination of the MBS credit agreement the Company received $6,825 of termination proceeds based upon the position of the interest rate swap contracts on the termination date. The Company has determined that the interest rate swap contracts entered into by the lender of the MBS credit agreement result in an embedded derivative within the Company’s consolidated financial statements. In accordance with SFAS No. 133, the MBS credit agreement is the host contract and the derivative embedded within the host contract has been bifurcated and accounted for separately as a freestanding derivative. The embedded derivative is recorded by the Company at fair value each accounting period with the change in fair value recorded in earnings. During the period from January 31, 2006 through December 31, 2006, the change in fair value of the embedded derivative was $6,825. The Company recorded the $6,825 as a realized gain on derivative contracts within the statement of income. As a result of the termination of the MBS credit agreement, the Company received cash proceeds equal to the fair value of the embedded derivative on the termination date and the host contract was terminated as of June 30, 2006.

NOTE 8: MINORITY INTERESTS

Minority interests represents the interests of third-party investors in the Company’s consolidated CDO entities. The following summarizes the Company’s minority interest activity for the period from January 31, 2006 to December 31, 2006:

Beginning Balance	$—
Contributions	122,737
Minority Interests Share of Income	7,625
AOCI Allocation	(8,740)
Acquisition of additional Emporia II investment	(16,666)
Distributions	(6,358)

Ending Balance	$98,598

Minority interest holders are allocated their respective portion of the earnings of the CDO. The CDO entity makes quarterly distributions to the holders of the CDO notes payable and preferred shares. The distributions to preferred stockholders are determined at each payment date, after the necessary cash reserve accounts are established and after the payment of expenses and interest on the CDO notes payable.

NOTE 9: STOCK-BASED COMPENSATION

The Company has adopted an equity incentive plan (the “2006 Equity Incentive Plan”) that provides for the grant of stock options, restricted common shares, stock appreciation rights, and other share-based awards. Share-based awards may be granted to the Manager, Cohen, directors, officers and any key employees of the Manager or Cohen and to any other individual or entity performing services for the Company. The 2006 Equity Incentive Plan is administered by the compensation committee of the Company’s board of directors.

During the period from January 31, 2006 through December 31, 2006, the Company granted 419,866 restricted common shares to various employees of the Manager and Cohen and directors, of which 37,800 restricted common shares issued to the directors, 107,899 issued to officers of the Company, and 47,758 issued to key employees of the Manager and Cohen remain outstanding as of December 31, 2006. During October 2006, 226,409 previously granted restricted common shares were forfeited by certain officers of the Company. One-third of the restricted common share awards will vest on the first anniversary of the awards and the remainder will vest quarterly on a pro-rata basis as of the end of each quarter during the following two-year vesting period of the award, assuming the recipient is continuing in service to the Company at such date. The shares of restricted common stock granted to the directors were valued using the fair market value at the time of grant, which was $7.94 per share. The Company is amortizing such amounts as compensation expense over the vesting period for those grantees that continue to provide service to the Company. Pursuant to EITF 96-18, the Company is required to value any unvested shares of restricted common stock granted to the Manager or employees of the Manager or Cohen at the current market price. The Company valued the unvested shares of restricted common stock at $10.70 per share as of December 31, 2006.

The Company is amortizing such amounts as related party management compensation over the vesting period. During the period from January 31, 2006 through December 31, 2006, the Company recorded amortization expense of $851. Amortization expense relating to previously granted awards to directors during the period from January 31, 2006 through December 31, 2006 was $94. Amortization expense relating to previously granted awards to officers and key employees of the Manager and Cohen during the period from January 31, 2006 through December 31, 2006 was $757. Amortization expense is net of the $452 impact of the reversal of previously recorded expense relating to forfeitures of unvested restricted common shares. The Company recorded $302 of expense relating to dividends previously paid on the forfeited shares. As of December 31, 2006, none of these restricted shares have legally vested. The total cost related to these awards not yet recognized is $1,114 as of December 31, 2006.

NOTE 10: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the period from January 31, 2006 through December 31, 2006:

For the period from January 31, 2006 through December 31, 2006
Net income	$22,031

Weighted-average common shares outstanding—Basic	14,924,342
Unvested restricted common shares under the treasury stock method	—

Weighted-average shares outstanding—Diluted	14,924,342

Earnings per share—Basic	$1.48

Earnings per share—Diluted	$1.48

The Company includes restricted common shares issued and outstanding in its earnings per share computation as follows: vested restricted common shares are included in basic weighted-average common shares and unvested restricted common shares are included in the diluted weighted-average shares under the treasury stock method.

NOTE 11: MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Manager handles the Company’s day-to-day operations, provides the Company with office facilities, and administers the Company’s business activities through the resources of Cohen. The Management Agreement was executed on January 31, 2006 between the Manager and Alesco Financial Trust and upon the closing of the October 6, 2006 merger the Company assumed the Management Agreement. The initial term expires on December 31, 2008 and shall be automatically renewed for a one-year term on each anniversary date thereafter unless two-thirds of the independent directors or the holders of at least a majority of the outstanding common shares vote not to automatically renew.

The Management Agreement provides, among other things, that in exchange for managing the day-today operations and administering the business activities of the Company, the Manager is entitled to receive from the Company certain fees and reimbursements, consisting of a base management fee, an incentive fee based on certain performance criteria, certain operating expenses as defined in the Management Agreement, and a termination fee if the Company decides to terminate the Management Agreement without cause or if the Manager terminates the Management Agreement due to the Company’s default. The base management fee and the incentive fee otherwise payable by the Company to the Manager pursuant to the Management Agreement is reduced by the Company’s proportionate share of the amount of any CDO and CLO collateral management fees that are paid to Cohen and its affiliates in connection with the CDOs and CLOs in which the Company invests, based on the percentage of equity it holds in such CDOs and CLOs.

The Management Agreement contains certain provisions requiring the Company to indemnify the Manager and its affiliates, including Cohen, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager made in good faith in the performance of its duties under the Management Agreement and not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties under the Management Agreement. The Company has evaluated the impact of these guarantees on its consolidated financial statements and determined that they are immaterial.

During the period from January 31, 2006 through December 31, 2006, the Company incurred $2,209 in base management fees and $994 of incentive fees. During the period from January 31, 2006 through December 31, 2006, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $2,455. The Company assumed certain warehouse arrangements from Cohen for which there was no consideration paid by the Company to Cohen. The Company recognized share-based compensation expense related to restricted common shares granted to the officers of the Company and key employees of the Manager and Cohen of $757 during the period from January 31, 2006 through December 31, 2006 (see Note 9). In addition, during the period from January 31, 2006 through December 31, 2006 the Company’s consolidated CDO’s incurred collateral management fees of $4,394 that are payable to Cohen.

Base management fees and incentive fees incurred, share-based compensation expense relating to restricted common shares granted to the Manager, and collateral management fees paid to Cohen are included in related party management compensation on the consolidated statement of income. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of income non-investment expense category based on the nature of the expense.

The Company’s Chairman of the Board and other officers serve as executive officers of Cohen, of which Cohen & Company Management, LLC is an affiliate. The following describes the Company’s business transactions with these related parties:

a).	Cohen & Company Management, LLC (Manager)—The Manager handles the Company’s day-to-day operations and administers the Company’s business activities through the resources of Cohen. The Management Agreement provides, among other things, that in exchange for managing the day-to-day operations and administering the business activities of the Company, the Manager is entitled to receive from the Company certain fees and reimbursements, consisting of a base management fee, an incentive fee based on certain performance criteria, certain operating expenses as defined in the Management Agreement, and a termination fee if the Company decides to terminate the Management Agreement without cause or if the Manager terminates the Management Agreement due to the Company’s default.

b).	Cohen—During the period from January 31, 2006 through December 31, 2006, Cohen provided collateral management services for the Company’s CDO/CLO investments. For these services, Cohen received approximately $4,394. During the period from January 31, 2006 through December 31, 2006, Cohen provided origination, structuring and placement services relating to the Company’s warehouse facilities or CDOs. For these services, Cohen received approximately $33,970 in fees. In addition, during the period from January 31, 2006 through December 31, 2006, Cohen received $10,510 from consolidated CDO entities as reimbursement for origination expenses paid to third parties.

NOTE 12: INCOME TAXES

Sunset elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and subsequent to the merger the Company continues to comply with these provisions. To maintain qualification as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to shareholders. The Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates, and it will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and cash available for distributions to shareholders. However, the Company believes that it will be organized and operated in such a manner as to continue to qualify for treatment as a REIT. The Company may be subject to certain state and local taxes.

Alesco Financial Trust intends to elect to be taxed as a REIT for U.S. Federal income tax purposes for its taxable year ending October 6, 2006. The Company believes that Alesco Financial Trust was organized and operated in such a manner as to qualify for treatment as a REIT.

The components of the provision for income taxes as it relates to the Company’s taxable income are primarily attributable to its domestic TRSs for the period from January 31, 2006 to December 31, 2006 and were as follows:

	Federal	State and Local, net of Federal Benefit	Total
Current	$659	$163	$822
Deferred	(48)	(8)	(56)

Provision for income taxes	$611	$155	$766

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

Statutory income tax rate	35.00%
State and local taxes, net of federal provision	0.68%
Tax at statutory rate not subject to income tax	(32.32)%

Effective tax rate	3.36%

The Company’s consolidated effective tax rate was 3.36% for the period from January 31, 2006 through December 31, 2006. The difference between this rate and the statutory rate is primarily attributable to income earned by qualified REIT subsidiaries and certain foreign TRS entities which are not subject to federal, state or local income tax. The Company also incurred $155 of federal, state and local taxes that were not attributable to the taxable income of its domestic TRSs. As of December 31, 2006, the Company had $56 of deferred tax assets, relating to stock-based compensation expense, included in other assets in the accompanying consolidated financial statements. The Company has generated capital loss carryforwards of approximately $24,000, of which $1,100 and $22,900 expire in the tax years ending December 31, 2010 and 2011, respectively. There has been no tax benefit recorded as of December 31, 2006 on the capital loss carryforwards.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in the Company’s income on a current basis, whether or not distributed. Upon distribution of any previously included income to the Company, no incremental U.S. federal, state, or local income taxes would be payable by the Company. Accordingly, no provision for income taxes for the period from January 31, 2006 through December 31, 2006 has been recorded for these foreign TRS entities.

NOTE 13: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

In connection with the leveraged loan portfolio, the Company commits to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the Company to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of December 31, 2006, the Company had committed to participate in approximately $6,250 of leveraged loans.

As of December 31, 2006, the consolidated CDO entities included within our financial statements have requirements to purchase $413,389 of additional collateral assets in order to complete the accumulation of the required amount of collateral assets. Of this amount, $315,100 has already been advanced to consolidated CDOs through CDO notes payable and is included within restricted cash on the consolidated balance sheet as of December 31, 2006.

Revolving Credit Agreement

On September 29, 2006, the Company entered into a $10 million secured revolving credit agreement. The Company has pledged its investment in the preference shares of Alesco Preferred Funding X, Ltd. as collateral under the revolving credit agreement. As of December 31, 2006 the Company had no outstanding borrowings under the credit agreement.

Contingencies

The Company is party to various legal proceedings which arise in the ordinary course of business. The Company is not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

During March 2007, the Company received an approximate $500 settlement relating to a pre-acquisition contingency. The litigation related to a commercial loan that was originated by Sunset and the settlement resulted from a third-party acquiring our interest in the loan.

NOTE 14: SUBSEQUENT EVENTS

On February 15, 2007, the Company’s board of directors declared a distribution of $0.30 per common share totaling $16,637 that is payable on March 15, 2007 to stockholders of record as of March 5, 2007.

On February 28, 2007, the Company closed “Kleros Real Estate CDO IV, Ltd.”, a CDO securitization that provides financing for investments in MBS. Kleros Real Estate CDO IV, Ltd. received commitments for $970,000 of CDO notes. Kleros Real Estate CDO IV, Ltd. also issued $12,000 of preference shares upon closing. The Company retained one-hundred percent of the common and preference shares of Kleros Real Estate CDO IV, Ltd. and $9,000 of both the Class D and Class E CDO notes, respectively.

NOTE 15: QUARTERLY FINANCIAL DATA

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations:

	For the Three Months Ended
	For the period from Jan 31 through Mar 31	June 30 (Unaudited)	September 30 (Unaudited)	December 31 (Unaudited)
2006:
Total revenue	$2,666	$6,670	$8,581	$9,764
Net income	$5,347	$9,823	$3,280	$3,581
Total earnings per share—Basic	$0.39	$0.70	$0.23	$0.13
Total earnings per share—Diluted	$0.39	$0.70	$0.23	$0.13

Alesco Financial Inc.

Schedule II

Valuation and Qualifying Accounts

For the period from January 31, 2006 through December 31, 2006

(Dollars in thousands)

	Balance, Beginning of Period	Additions (1)	Deductions	Balance, End of Period
For the period from January 31, 2006 through December 31, 2006	$0	$2,130	$0	$2,130

(1)	Includes approximately $192 of a loan loss provision acquired from Sunset Financial Resources on October 6, 2006.

Alesco Financial Inc.

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2006

(Dollars in thousands)

(1)	Summary of Residential Mortgage Loans on Real Estate:

Description of mortgages
Residential mortgages (c)	Number of Loans	Interest Rate		Maturity Date		Original Principal		Carrying Amount of
		Lowest	Highest	Lowest	Highest	Lowest	Highest	Mortgages (a)
3/1 Adjustable Rate
Single Family	6	4.1%	7.8%	7/1/2033	12/1/2033	$348	$679	$2,564
Condominium	1	4.8%	4.8%	12/1/2033	12/1/2033	322	322	315

Subtotal	7							$2,879

5/1 Adjustable Rate
2-4 Family	56	4.1%	7.4%	11/1/2032	11/1/2036	$28	$1,500	$23,449
CO-OP	4	4.8%	6.0%	9/1/2033	11/1/2036	401	700	2,174
PUD	786	4.0%	8.6%	5/1/2033	10/1/2046	—	2,860	332,699
Single Family	1,470	4.0%	8.6%	11/1/2018	11/1/2046	—	3,000	687,070
Condominium	320	3.4%	7.9%	5/1/2033	9/1/2046	46	1,702	120,086

Subtotal	2,636							$1,165,478

7/1 Adjustable Rate
2-4 Family	127	3.8%	8.1%	9/1/2033	10/1/2046	$—	$1,500	$62,072
CO-OP	5	5.0%	6.3%	10/1/2033	4/1/2034	154	568	2,075
Condominium	136	4.7%	7.6%	10/1/2032	8/1/2046	—	1,460	44,822
PUD	243	4.2%	7.9%	8/1/2033	11/1/2046	64	1,811	121,105
Single Family	568	4.4%	9.4%	7/1/2033	11/1/2046	88	1,872	275,757

Subtotal	1,079							$505,831

10/1 Adjustable Rate
2-4 Family	28	6.5%	7.3%	9/1/2036	10/1/2036	$100	$932	$12,754
Condominium	60	5.9%	7.8%	8/1/2036	10/1/2036	67	1,700	19,767
PUD	3	6.5%	7.0%	9/1/2036	9/1/2036	130	262	555
Single Family	148	5.8%	7.6%	7/1/2036	11/1/2036	47	1,950	65,883

Subtotal	239							$98,959

Total residential mortgages	3,961							$1,773,147

(a)	Reconciliation of carrying amount of residential mortgages:

For the Period from January 31, 2006 through December 31, 2006
$—
Balance, beginning of period
Additions during period:
New mortgage loans	1,898,402
Accretion of premiums	265
Deductions during period:
Collections of principal	(38,462)
Change in fair value of loans	(375)
Sale of loans	(86,683)

Additions during period :	$1,773,147

(b)	Summary of Residential Mortgages by Geographic Location:

CA	1,526	3.4%	8.6%	$75	$3,000	$813,490
FL	315	4.4%	7.9%	$70	$2,860	$123,539
AZ	287	4.0%	8.6%	$79	$1,700	$91,484
NV	240	4.9%	8.5%	$65	$2,000	$85,578
WA	217	4.5%	7.4%	$112	$1,495	$82,234
VA	161	4.6%	7.9%	$83	$1,000	$72,671
CO	126	4.0%	7.9%	$67	$1,942	$48,965
IL	100	4.4%	7.5%	$76	$1,853	$41,942
NJ	85	4.1%	7.6%	$99	$1,965	$46,382
MD	81	4.2%	8.1%	$75	$938	$33,280
OR	77	4.8%	7.8%	$108	$1,303	$23,553
NY	73	4.3%	7.8%	$115	$1,460	$40,315
MN	65	4.1%	7.8%	$108	$745	$19,327
MA	61	4.6%	7.9%	$45	$980	$31,461
GA	57	4.4%	7.4%	$91	$1,480	$20,899
UT	53	5.3%	9.4%	$74	$1,800	$18,308
NC	52	4.9%	7.5%	$63	$1,000	$19,900
TX	46	4.6%	7.6%	$28	$1,600	$17,448
SC	37	4.9%	7.8%	$87	$1,680	$16,859
CT	32	4.8%	7.6%	$131	$1,872	$21,081
PA	30	4.6%	8.1%	$82	$1,500	$11,203
MO	26	5.2%	7.3%	$64	$1,334	$10,655
ID	22	5.4%	7.3%	$85	$880	$6,629
HI	19	4.4%	7.1%	$239	$1,820	$14,092
MI	19	5.1%	8.2%	$107	$800	$6,120
WI	18	4.9%	7.5%	$107	$596	$3,933
OH	16	4.5%	7.8%	$99	$929	$6,374
DC	12	4.6%	7.1%	$147	$1,500	$6,224
IN	11	4.3%	6.8%	$86	$888	$4,401
TN	10	5.4%	7.0%	$72	$779	$2,490
NM	10	5.9%	7.9%	$124	$466	$2,007
DE	8	5.1%	7.1%	$222	$650	$4,239
AL	8	6.3%	7.9%	$95	$640	$3,215
MT	7	4.8%	7.0%	$157	$980	$3,017
IA	5	5.3%	6.8%	$59	$165	$597
WY	6	5.5%	7.0%	$400	$2,345	$5,246
WV	5	4.4%	6.9%	$188	$408	$1,530
NE	5	6.0%	7.1%	$124	$267	$940
KS	4	5.5%	6.9%	$241	$734	$1,863
ME	4	5.3%	7.9%	$66	$646	$1,089
NH	4	4.7%	7.1%	$211	$521	$1,523
KY	4	4.8%	6.9%	$164	$480	$1,202
OK	3	5.5%	6.8%	$108	$200	$453
RI	3	5.4%	6.7%	$276	$559	$1,286
VT	3	5.9%	7.1%	$152	$1,033	$1,843
AR	2	5.4%	7.3%	$126	$1,000	$1,142
SD	2	6.4%	7.4%	$50	$111	$164
LA	2	5.1%	6.6%	$283	$420	$698
MS	1	6.4%	6.4%	$155	$155	$157
ND	1	6.8%	6.8%	$98	$98	$99

Grand Total	3,961					$1,773,147

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALESCO FINANCIAL INC

/s/ JAMES J. MCENTEE, III
James J. McEntee, III
Chief Executive Officer and President

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RODNEY E. BENNETT Rodney E. Bennett	Director	March 16, 2007

/s/ CHRISTIAN M. CARR Christian M. Carr	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2007

/s/ MARC CHAYETTE Marc Chayette	Director	March 16, 2007

/s/ DANIEL G. COHEN Daniel G. Cohen	Chairman, Director	March 16, 2007

/s/ THOMAS P. COSTELLO Thomas P. Costello	Director	March 16, 2007

/s/ G. STEVEN DAWSON G. Steven Dawson	Director	March 16, 2007

/s/ JACK HARABURDA Jack Haraburda	Director	March 16, 2007

/s/ JOHN J. LONGINO John J. Longino	Chief Financial Officer (Principal Financial Officer)	March 16, 2007

/s/ JAMES J. MCENTEE, III James J. McEntee, III	President, Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2007

/s/ LANCE ULLOM Lance Ullom	Director	March 16, 2007

/s/ CHARLES W. WOLCOTT Charles W. Wolcott	Director	March 16, 2007

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2006, by and among the Company, Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

2.2	Letter Agreement dated September 5, 2006 by and among the Company, Alesco Financial Trust and Jaguar Acquisition Inc. and the attached Registration Rights Provisions (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2006).

2.3	Letter Agreement dated September 29, 2006 by and among the Company, Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2006).

3.1	Articles of Amendment, changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.2	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.1	Management Agreement, dated as of January 31, 2006, between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Assignment and Assumption Agreement, dated as of October 6, 2006, between the Company and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.4 to the Company (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.3	Shared Facilities and Services Agreement, dated as of January 31, 2006, between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Letter Agreement, dated January 31, 2006, between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.5	Letter Agreement, dated October 18, 2006, between the Company and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.5 to the Company (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.6	2006 Long-Term Incentive Plan (incorporated by reference to Annex D to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.7	Form of Restricted Share Award Agreement.*

Exhibit No.	Description
10.8	Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

10.9	Credit Agreement, dated as of September 29, 2006, among Alesco Financial Holdings, LLC, Alesco Financial Trust and Royal Bank of Canada.*

10.10	Master Repurchase Agreement, dated as of February 28, 2006, between Bear Stearns Mortgage Capital Corporation and Alesco Loan Holdings Trust.*

10.11	Separation Agreement and General Release between the Company and George O. Deehan, dated July 14, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2006).

10.12	Agreement of Lease executed on January 26, 2004 to be effective February 15, 2004, by and between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

10.13	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

10.15	Non-Qualified Stock Option Agreement dated March 22, 2004 by and between the Company and Rodney E. Bennett (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on March 25, 2004).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

21	List of Subsidiaries.*

23	Consent of Ernst & Young LLP.*

31.1	Chief Executive Officer certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification pursuant to 18 U.S.C. Section 1350.*

*	filed herewith

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amount sufficient to require submission of the schedule.