Form 10-Q
period 2007-03-31
ALESCO FINANCIAL INC
filed 2007-05-10
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

As of May 8, 2007 there were 55,458,058 shares of common stock ($0.001 par value) of Alesco Financial Inc. outstanding.

ALESCO FINANCIAL INC.

PART I—FINANCIAL INFORMATION

Alesco Financial Inc.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share information)

	As of March 31, 2007	As of December 31, 2006
Assets
Investments in debt securities and related receivables
Available-for-sale debt securities	$7,204,407	$6,771,914
Security-related receivables	711,218	1,170,210

Total investment in debt securities and security-related receivables	7,915,625	7,942,124
Investments in residential and commercial mortgages and leveraged loans
Residential mortgages	1,181,564	1,773,147
Commercial mortgages	9,500	9,500
Leveraged loans	532,841	314,077
Loan loss reserve	(4,037)	(2,130)

Total investments in residential and commercial mortgages and leveraged loans, net	1,719,868	2,094,594
Cash and cash equivalents	13,111	51,821
Restricted cash and warehouse deposits	557,579	349,113
Accrued interest receivable	42,227	46,654
Related party receivable	1,656	—
Other assets	8,518	30,621
Deferred financing costs, net of accumulated amortization of $4,712 and $2,762 respectively	111,213	87,423

Total assets	$10,369,797	$10,602,350

Liabilities and stockholders’ equity
Indebtedness
Repurchase agreements	$1,136,723	$3,024,269
Trust preferred obligations	275,750	273,097
CDO notes payable	8,148,195	6,496,748
Warehouse credit facility	98,810	167,158
Other Indebtedness	60,619	20,619

Total indebtedness	9,720,097	9,981,891
Accrued interest payable	42,858	42,163
Related party payable	—	879
Other liabilities	62,847	50,017

Total liabilities	9,825,802	10,074,950
Minority interests	148,045	98,598

Stockholder’s equity
Preferred shares, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.001 par value per share, 100,000,000 shares authorized, 55,457,931 and 54,921,971 issued and outstanding, including 664,931 and 193,457 unvested restricted share awards, respectively	55	55
Additional paid in capital	447,725	447,442
Accumulated other comprehensive loss	(42,903)	(14,628)
Cumulative distributions	(42,736)	(26,098)
Cumulative earnings	33,809	22,031

Total stockholders’ equity	395,950	428,802

Total liabilities and stockholders’ equity	$10,369,797	$10,602,350

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except share and per share information)

	For the Three-Month Period Ended March 31, 2007	For the period from January 31, 2006 through March 31, 2006
Revenue:
Investment interest income	$161,318	$9,374
Investment interest expense	(143,897)	(7,865)
Provision for loan loss	(2,174)	(128)
Change in fair value of free-standing derivative	2,310	1,284

Net investment income	17,557	2,665

Total revenue	17,557	2,665
Expenses:
Related party management compensation	3,382	639
General and administrative	2,415	138

Total expenses	5,797	777

Income before interest and other income, minority interest and taxes	11,760	1,888
Interest and other income	6,023	831
Realized gain on derivative contracts	3,521	—
Unrealized gain/(loss) on derivative contracts	(1,885)	3,221
Realized loss on investments	(3,674)	—

Income before minority interest and provision for income taxes	15,745	5,940
Minority interest	(3,570)	(348)

Income before provision for income taxes	12,175	5,592
Provision for income taxes	(397)	(245)

Net income	$11,778	$5,347

Earnings per share—basic:
Basic earnings per share	$0.22	$0.39

Weighted-average shares outstanding—Basic	54,756,387	13,655,685

Earnings per share—diluted:
Diluted earnings per share	$0.21	$0.39

Weighted-average shares outstanding—Diluted	55,130,321	13,669,435

Distributions declared per common share	$0.30	$—

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Other Comprehensive Loss

(Unaudited and in thousands)

	For the Three-Month Period Ended March 31, 2007	For the period from January 31, 2006 through March 31,2006
Net income	$11,778	$5,347
Other comprehensive income/(loss):
Change in the fair value of cash-flow hedges	(9,905)	1,220
Change in the fair value of available-for-sale securities	13,510	(9,050)

Total other comprehensive loss before minority interest allocation	3,605	(7,830)
Allocation to minority interest	(31,880)	4,293

Total other comprehensive loss	(28,275)	(3,537)

Comprehensive income/(loss)	(16,497)	$1,810

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	For the Three-Month Period Ended March 31, 2007	For the period from January 31, 2006 through March 31, 2006
Operating activities:
Net income	$11,778	$5,347
Adjustments to reconcile net income to cash flow from operating activities
Minority interest	3,570	348
Provision for loan loss	2,174	128
Share-based compensation expense	357	207
Amortization/(accretion) of discounts on residential mortgages and leveraged loans	639	(62)
Accretion of discounts on debt securities and security-related receivables	(440)	(59)
Amortization of deferred financing costs	2,124	95
Unrealized (gain)/loss on derivative contracts	1,885	(3,221)
Loss on sale of assets	3,674	(9)
Changes in assets and liabilities:
Accrued interest receivable	4,427	(7,741)
Other assets	20,143	(1,837)
Accrued interest payable	695	7,750
Related party payable	(2,535)	728
Payable for securities purchased	751	48,097
Other liabilities	(4,180)	6,728

Net cash provided by operating activities	45,062	56,499
Investing activities:
Purchase of investments in debt securities and security-related receivables	(921,591)	(1,699,884)
Principal repayments on debt securities and security-related receivables	10,231	—
Purchase of residential and commercial mortgages and leveraged loans	(249,592)	(444,836)
Principal repayments on residential and commercial mortgages and leveraged loans	101,995	4,814
Proceeds from sale of residential mortgages	517,429	—
Proceeds from sale of debt securities	950,214	—
Increase in restricted cash and warehouse deposits	(208,466)	(93,909)

Net cash provided by/(used in) investing activities	200,220	(2,233,815)
Financing activities:
Proceeds from repurchase agreements	180,053	435,913
Repayments on repurchase agreements	(2,067,599)	(7,343)
Proceeds from issuance of CDO notes payable	1,655,932	909,050
Repayments on CDO notes payable	(4,658)	—
Proceeds from issuance of trust preferred obligations	2,653	193,250
Repayment of warehouse credit facility	(68,348)	—
Proceeds from other indebtedness	40,000	557,199
Proceeds from cash flow hedges	6,356	—
Proceeds from issuance of preference shares of CDOs	18,250	25,870
Distributions to minority interest holders in CDOs	(4,254)	—
Payments for deferred debt issuance costs	(25,740)	(18,902)
Common share issuances, net of costs incurred	—	102,416
Distributions paid to common stockholders	(16,637)	—

Net cash (used in)/provided by financing activities	(283,992)	2,197,453

Net change in cash and cash equivalents	(38,710)	$20,137
Cash and cash equivalents at the beginning of the period	51,821	1

Cash and cash equivalents at the end of the period	13,111	$20,138

Supplemental cash flow information:
Cash paid for interest	21,938	$1,108
Cash paid for taxes	1,314	—
Stock issued to acquire net assets of Sunset Financial Resources, Inc.	—	—

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of March 31, 2007

(Unaudited and in thousands, except share and per share amounts)

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

On October 6, 2006, Alesco Financial Trust completed its merger with Alesco Financial Inc. (formerly Sunset Financial Resources, Inc.). Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, as amended by letter agreements dated September 5, 2006 and September 29, 2006 (the “Merger Agreement”), upon the completion of the merger each share of Alesco Financial Trust stock was converted into the right to receive 1.26 common shares of Sunset Financial Resources, Inc. (“Sunset”), which resulted in the issuance of 14,415,530 common shares. In accordance with U.S. generally accepted accounting principles (“GAAP”) the transaction was accounted for as a reverse acquisition, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. As used in these consolidated financial statements, the term “the Company” refers to the operations of Alesco Financial Trust from January 31, 2006 through to October 6, 2006 and the combined operations of the merged company subsequent to October 6, 2006. “Sunset” refers to the historical operations of Sunset Financial Resources, Inc. through the October 6, 2006 merger date.

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

The Company is a specialty finance company formed to invest primarily in certain target asset classes identified by Cohen Brothers, LLC (which does business as Cohen & Company) and its affiliates (“Cohen”). The Company is externally managed and advised by Cohen & Company Management, LLC (the “Manager”), an affiliate of Cohen, pursuant to a management agreement (the “Management Agreement”). Since 1999, Cohen, a specialized research, investment banking and asset management firm, has provided financing to small and mid-sized companies in financial services, real estate and other sectors.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the period from January 31, 2006 through December 31, 2006 included in our Annual Report on Form 10-K. See “Item 15 – Exhibits and Financial Statement Schedules” included in our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

The Company has determined that certain special purpose trusts formed by third party issuers of TruPS to issue such securities are VIEs (“Trust VIEs”) and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary of the special purpose trust. In most instances, the Company is the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIEs are initially financed directly by CDOs, through the Company’s on-balance sheet warehouse facilities or through the Company’s off-balance sheet warehouse facilities. Under the TruPS-related off-balance sheet warehouse agreements, the Company deposits cash collateral with an investment bank and bears the first dollar risk of loss, up to the Company’s collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes the Company to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by third party sponsors of the Trust VIEs in exchange for the TruPS proceeds and the common equity securities of the Trust VIE. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIE, are included in the Company’s consolidated financial statements and the related TruPS are eliminated. Pursuant to Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs to third party sponsors are recorded net of the common equity securities issued.

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

The Company accounts for its investments in residential and commercial mortgages and leveraged loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income over the terms of the loans using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”).

The Company has investments in $291.1 million of residential mortgages purchased from a particular counterparty which are financed through a $282.1 million repurchase agreements with the same counterparty as of March 31, 2007. The Company has concluded that the transfer of assets meets the requirements to be accounted for as a sale under SFAS No. 140 and, accordingly, records such residential mortgages and the related financing gross on the balance sheet, and the corresponding interest income and interest expense gross on the income statement. Presently, the accounting for these transactions is being discussed among the standard setters which may be resolved through a FASB Staff Position (“FSP”) or other guidance addressing an alternative view that under SFAS 140 such transactions, as described above, may not qualify as purchases by the Company because the securities purchased may not be deemed legally isolated from the counterparty after they are transferred under the repurchase agreement. Under this view, the Company would present the net investment in these transactions as derivatives on the consolidated balance sheet, with the corresponding change in fair value being recorded in the consolidated statement of income. The fair value of the derivative would reflect not only any changes in the value of the underlying securities, but also changes in the value of the underlying credit provided by the counterparty. This alternative view would not have a material impact on consolidated stockholders’ equity or consolidated net income of the Company.

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

In accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”), the Company recognizes interest income from purchased interests in certain financial assets, including certain subordinated mortgage-backed securities (“MBSs”), on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss experience. The adjusted yield is then applied prospectively to recognize interest income for the next quarterly period. The carrying value is assessed for impairment on a recurring basis, and management will record an impairment write-down if the investment is deemed to be other than temporarily impaired.

Also included in investment income is the change in fair value of free-standing derivatives as described in Note 6.

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

Accounting for Off-Balance Sheet Arrangements

The Company may maintain certain warehouse financing arrangements with various investment banks that are accounted for as off-balance sheet arrangements. The Company receives the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. Under the warehouse agreements, the Company is required to deposit cash collateral with the warehouse provider and as a result, the Company bears the first dollar risk of loss, up to the warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because the collateral assets are maintained on the balance sheet of the warehouse providers. However, since the Company holds an implicit variable interest in many entities funded under its TruPS-related warehouse facilities, the Company often does consolidate the Trust VIEs while the TruPS they issue are held on the warehouse facilities. The Company records the cash collateral as warehouse deposits in its financial statements. The net difference earned from these warehouse facilities is considered a free-standing derivative and is recorded at fair value in the financial statements. Changes in fair value are reflected in earnings in the respective period.

Income Taxes

For tax purposes, Sunset is deemed to have acquired Alesco Financial Trust on October 6, 2006. Sunset has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and subsequent to the merger the Company continues to comply with these requirements. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to shareholders and as long as certain asset, income, distribution and share ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. Management believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but, there can be no assurances that these criteria will continue to be met in subsequent periods.

The Company maintains domestic taxable REIT subsidiaries (“TRSs”), which may be subject to U.S. federal, state and local income taxes. Current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in domestic TRSs. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). This statement amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 and eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”, which provided that beneficial interests in securitized financial assets are not subject to SFAS No. 133. Under the new statement, an entity may irrevocably elect to measure a hybrid financial instrument that would otherwise require bifurcation at fair value in its entirety on an instrument-by-instrument basis. The statement clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. The statement is effective for all financial instruments that we acquire or issue after January 1, 2007. Management adopted SFAS No. 155 in the first quarter of 2007 and the adoption of SFAS No. 155 did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), and we adopted the provisions of FIN 48 on January 1, 2007. We did not have any unrecognized tax benefits or expenses and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. We are subject to federal, state and local tax examinations for all periods since the inception of Sunset in 2004. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, (“SFAS No. 157”), “Fair Value Measurements”. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. Management is currently evaluating the impact that this statement may have on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for the Company on January 1, 2008. Management is currently evaluating the impact that this statement may have on our financial position or results of operations.

NOTE 3: INVESTMENTS IN SECURITIES AND SECURITY-RELATED RECEIVABLES

The following table summarizes the Company’s investments in available-for-sale debt securities, as of March 31, 2007:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Years to Maturity
TruPS and subordinated debentures	$3,573,493	80,941	$(17,847)	$3,636,587	7.2%	29.3
MBS (1)	3,633,168	8,117	(73,465)	3,567,820	5.8%	6.4

Total available-for-sale debt securities	$7,206,661	$89,058	$(91,312)	$7,204,407	6.5%	17.8

(1)	The MBS portfolio includes securities with an amortized cost totaling $364,639 that are rated “BBB+” and “BBB” by Standard & Poor’s (“S&P”) and securities with an amortized cost totaling $2,218,954 that are rated between “AA” and “A-” by S&P. Additionally, the MBS portfolio includes securities with an amortized cost totaling $200,317 that are rated “BBB+” and “BBB” by S&P and securities with an amortized cost totaling $844,376 that are rated between “AA” and “A-” by S&P that are collateralized by residential mortgages with a weighted average borrower FICO score less than 625.

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

The following table summarizes the Company’s investments in security-related receivables, as of March 31, 2007:

Investment Description	Amortized Cost	Weighted Average Coupon	Years to Maturity	Estimated Fair Value
Security-related receivables	$711,218	7.7%	28.2	$734,309

The Company’s investments in security-related receivables represents securities owned by CDO entities that are collateralized by TruPS and subordinated debentures and MBS securities owned by a consolidated subsidiary where the transfers are accounted for as financings under SFAS No. 140. These transactions are accounted for as financings due to certain constraints that limit further pledging or exchanging of the assets and the continuing involvement of investment banks with each of these transactions.

There were no declines in the fair value of investments below their cost that were deemed to be other than temporary as of March 31, 2007. The unrealized losses on debt securities primarily resulted from volatility in interest rates and other qualitative factors relating to general market conditions, not from deterioration in the creditworthiness of the issuers of our debt securities.

All of the Company’s investments in TruPS and subordinated debentures and MBS collateralize debt issued through CDO entities, consolidated Trust VIE’s, or warehouse credit facilities. The assets of the Company’s consolidated CDOs collateralize the debt of such entities and are not available to the Company’s creditors.

NOTE 4: INVESTMENTS IN RESIDENTIAL AND COMMERCIAL MORTGAGES AND LEVERAGED LOANS

The Company’s investments in residential and commercial mortgages and leveraged loans are accounted for at amortized cost. The following tables summarize the Company’s investments in residential and commercial mortgages and leveraged loans as of March 31, 2007:

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Carrying Amount	Number of Loans	Average Interest Rate	Average Contractual Maturity Date
5/1 Adjustable rate residential mortgages	799,406	8,303	807,709	1,873	6.3%	July 2036
7/1 Adjustable rate residential mortgages	278,247	4,260	282,507	625	6.5%	Dec 2036
10/1 Adjustable rate residential mortgages	89,788	1,560	91,348	228	6.8%	Sep 2036
Commercial Loan	9,500	—	9,500	1	—	—
Leveraged loans	533,336	(495)	532,841	240	9.0%	Mar 2013

Total	$1,710,277	$13,628	$1,723,905	2,967	7.2%

The Company maintains an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, which considers historical and industry loss experience, economic conditions and trends, estimated fair values and the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). As of March 31, 2007, the Company maintained an allowance for loan losses of $4,037.

During the three-month period ended March 31, 2007, the Company sold approximately $517,644 of adjustable rate residential mortgages at a realized loss of $1,967. In connection with the sale of the assets and repayment of related financings, the Company terminated a portion of certain interest rate swap contracts and recorded a realized gain of $3,521 in earnings.

As of March 31, 2007, all of the carrying value of the Company’s residential mortgages was pledged as collateral under repurchase agreements. In addition, all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CDO notes payable.

As of March 31, 2007, 39.18% of the carrying value of the Company’s investment in residential mortgages was concentrated in residential mortgages collateralized by property in California.

NOTE 5: INDEBTEDNESS

The following table summarizes the Company’s indebtedness as of March 31, 2007:

Description	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Average Contractual Maturity
Repurchase agreements	$1,136,723	5.3% to 6.1%	5.8%	Apr 2007
Trust preferred obligations	275,750	5.8% to 11.1%	7.5%	Jun 2036
CDO notes payable (1)	8,148,195	5.4% to 6.2%	5.8%	Jun 2037
Warehouse credit facility	98,810	5.8% to 15.4%	8.9%	Nov 2007
Other Indebtedness	60,619	9.5% to 9.8%	9.7%	Oct 2016

Total borrowings	$9,720,097

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation.

(a) Repurchase agreements

The Company was party to repurchase agreements that had $1,136,723 in borrowings outstanding as of March 31, 2007. These repurchase agreements are primarily used to finance the Company’s investments in residential mortgages prior to their long-term financing through mortgage securitizations and leveraged loans prior to their long-term financing through a CDO securitization transaction. The residential mortgage repurchase agreements generally require that the Company ratably reduce its borrowings outstanding under the repurchase agreements as these investments incur prepayments or change in fair value. Borrowings under repurchase agreements during the aforementioned period bore interest at one-month London Inter-Bank Offered Rate (“LIBOR”) plus a weighted average spread ranging from 5 to 75 basis points. Included in the above amounts is a repurchase agreement between the Company and an investment bank that will provide up to $400,000 of financing to purchase leveraged loans on a short-term basis until CDO Notes payable are issued to finance the investments on a longer-term basis. As of March 31, 2007, there was $8,995 of borrowings outstanding relating to this arrangement. This leverage loan repurchase agreement requires the monthly payment of interest at LIBOR plus 75 basis points.

(b) Trust preferred obligations

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

(c) CDO notes payable

CDO notes payable represent notes payable issued by CDO entities used to finance the acquisition of TruPS, MBS, and leveraged loans. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. The following summarizes CDO notes payable transactions during the three-month period ended March 31, 2007:

TruPS CDO notes payable

On March 29, 2007, the Company closed “Alesco Preferred Funding XV, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XV, Ltd. received commitments for $642,000 of CDO notes payable, all of which were issued to investors as of March 31, 2007. Alesco Preferred Funding XV, Ltd. also issued $39,000 of preference shares upon closing. The Company retained $28,750 of common and preference shares of Alesco Preferred Funding XV, Ltd., excluding discounts.

The CDO notes payable issued by Alesco Preferred Funding XV, Ltd. consist of seven classes of notes bearing interest at spreads over 90-day LIBOR ranging from 28 to 255 basis points or at a fixed rate of 6.05%. One class of the fixed-rate notes bears interest at a fixed rate for an initial period of five years and a floating rate for the remaining period based on 90-day LIBOR plus 115 basis points.

MBS CDO notes payable

On February 28, 2007, the Company closed “Kleros Real Estate CDO IV, Ltd.”, a CDO securitization that provides financing for investments in MBS. Kleros Real Estate CDO IV, Ltd. received commitments for $970,000 of CDO notes payable. Kleros Real Estate CDO IV, Ltd. also issued $12,000 of preference shares upon closing. The Company retained 100% of the common and preference shares of Kleros Real Estate CDO IV, Ltd. and $9,000 of both the Class D and Class E CDO notes payable, respectively.

The CDO notes payable issued by Kleros Real Estate CDO IV, Ltd. consist of six classes of notes bearing interest at spreads over one-month LIBOR ranging from 19 to 64 basis points.

Leveraged loans CDO notes payable

On March 15, 2007, the Company closed “Emporia Preferred Funding III, Ltd.”, a CDO securitization that provides financing for investments in leverage loans. Emporia Preferred Funding III, Ltd. received commitments for $375,840 of CDO notes payable, of which $203,250 were issued to investors as of March 31, 2007. Emporia Preferred Funding III, Ltd. also issued $39,000 of preference shares upon closing. The Company retained $31,000 of common and preference shares of Emporia Preferred Funding III, Ltd., excluding discounts.

The CDO notes payable issued by Emporia Preferred Funding III, Ltd. consist of seven classes of notes bearing interest at spreads over 90-day LIBOR ranging from 26 to 370 basis points.

(d) Other Indebtedness

On March 27, 2007, the Company entered into a $40,000 secured revolving credit agreement. The $40,000 secured revolving credit agreement replaces the Company’s prior $10,000 credit agreement, dated as of September 27, 2006. The Company has pledged its investment in the preference shares of Alesco Preferred Funding X, Ltd., Alesco Preferred Funding XI, Ltd., Alesco Preferred Funding XII, Ltd., Alesco Preferred Funding XIII, Ltd., Alesco Preferred Funding XIV, Ltd., Emporia Preferred Funding II, Ltd., and Emporia Preferred Funding III, Ltd. as collateral under the $40,000 revolving credit agreement. As of March 31, 2007 the Company had outstanding borrowings of $40,000 under the credit agreement.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

The Company has entered into various interest rate swap contracts to hedge interest rate exposure relating to CDO notes payable and repurchase agreements that are used to finance investments in our target asset classes.

Generally, the Company designates interest rate swap contracts as hedges at inception and determines at each reporting period whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Certain of the Company’s interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts were not designated as hedges was recorded as an unrealized gain/(loss) on derivative contracts in the consolidated statements of income.

The interest rate swap agreements are summarized as of March 31, 2007 and for the three-month period ended March 31, 2007 as follows (dollars in thousands):

Instrument	Hedged Item	Aggregate Notional	Strike	Maturity	Fair Value as of March 31, 2007	Amounts Reclassified to Earnings for Terminated Hedges— Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative— Gains (Losses)
Interest rate swaps	CDO notes payable	$311,850	5.2% to 5.8%	Jun 2011 to Jun 2016	$(6,231)	—	$(2)
Interest rate swaps	CDO notes payable	76,000	5.0% to 6.5%	Jun 2011 to Dec 2011	(2,675)	—	(20)
Basis swap	CDO notes payable	350,000	—	Oct 2011	(175)	—	(36)
Interest rate swaps	CDO notes payable	176,700	4.9% to 5.5%	Oct 2011 to Dec 2016	(3,331)	—	(342)
Interest rate swaps	CDO notes payable	61,000	4.9% to 5.7%	Dec 2011 to Dec 2016	(1,053)	—	(81)
Interest rate swaps	CDO notes payable	32,800	5.2% to 9.5%	Dec 2011 to Sep 2034	(4,548)	—	(137)
Basis swap	CDO notes payable	35,000	—	Mar 2017	30	—	30
Interest rate swaps	CDO notes payable	173,200	4.9% to 8.3%	Mar 2012 to Mar 2017	(3,887)	—	—
Interest rate swaps	CDO notes payable	244,550	4.9% to 5.6%	Nov 2015 to Jul 2018	(6,590)	—	29
Interest rate swaps	CDO notes payable	242,409	4.5% to 5.8%	Dec 2015 to Aug 2017	(9,430)	—	(329)
Interest rate swaps	CDO notes payable	195,000	2.7% to 5.9%	Feb 2017	(8,654)	—	(28)
Interest rate swap	CDO notes payable	191,700	4.0% to 5.8%	May 2018	(6,564)	—	(235)
Interest rate swap	Repurchase Agreement	1,048,971	4.7% to 5.0%	Dec 2010 to Oct 2016	2,706	2,872	(114)
Interest rate swap	Warehouse debt	67,500	4.9% to 5.3%	Dec 2011 to Sep 2034	122	—	(24)
Interest rate swap	Warehouse debt	8,600	4.9% to 5.1%	Dec 2011 to Sep 2012	7	—	4
Interest rate swap	Repurchase Agreement	—	4.2% to 4.8%	Jun 2009 to Dec 2010	—	649	—

Total Portfolio		$3,215,280			$(50,273)	$3,521	$(1,285)

Free-Standing Derivatives

The Company maintains off-balance sheet arrangements with investment banks that allow for short term financing of collateral prior to financing the collateral through a long term CDO transaction. Prior to the completion of certain CDO securitizations, investments are acquired by the warehouse providers in accordance with the terms of the warehouse facilities. Pursuant to the terms of the warehouse agreements, the Company receives the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, the Company is required to deposit cash collateral with the warehouse provider and as a result, the Company typically bears the first dollar risk of loss, up to the Company’s warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to the Company. The terms of the warehouse facilities generally range from three to nine months. These arrangements are deemed to be derivative financial instruments and are recorded by the Company at fair value each accounting period with the change in fair value recorded in earnings. These arrangements represent the Company’s only off-balance sheet arrangements. During the three-month period ended March 31, 2007, the change in the fair value of the Company’s warehouse financing arrangements was $2,310 and was recorded as a component of net investment income in the accompanying consolidated statement of income. Additionally, during the three-month period ended March 31, 2007 we recorded an approximate $0.6 million loss on a forward purchase commitment relating to off-balance sheet MBS assets to be acquired in the next quarter. As of March 31, 2007, we had approximately $22,651 of cash collateral held by warehouse providers pursuant to warehouse facilities.

A summary of these arrangements is as follows:

Warehouse Facility	Warehouse Availability	Funding as of March 31, 2007	Remaining Availability	Maturity
Merrill Lynch International	$365,340	$365,430	$—	May 2007
Merrill Lynch International	1,500,000	1,024,289	475,711	Sept 2007
Fortis Bank N.V./S.A.	400,000	239,342	160,658	May 2007
U.S. Bank National Association.	150,000	8,047	141,953	July 2007

Total	$2,415,340	$1,637,108	$778,322

The financing costs of these warehouse facilities are based on LIBOR plus spreads ranging from 15 to 100 basis points.

NOTE 7: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three-month period ended March 31, 2007 and the period from January 31, 2006 through March 31, 2006:

	For the Three-Month Period Ended March 31, 2007	For the period from January 31, 2006 through March 31, 2006
Net income	$11,778	$5,347

Weighted-average common shares outstanding—Basic	54,756,387	13,655,685
Unvested restricted common shares under the treasury stock method	373,934	13,750

Weighted-average shares outstanding—Diluted	55,130,321	13,669,435

Earnings per share—Basic	$0.22	$0.39

Earnings per share—Diluted	$0.21	$0.39

The Company includes restricted common shares issued and outstanding in its earnings per share computation as follows: vested restricted common shares are included in basic weighted-average common shares and unvested restricted common shares are included in the diluted weighted-average shares under the treasury stock method.

NOTE 8: MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Company’s Chairman of the Board and other officers serve as executive officers of Cohen, of which the Manager is an affiliate. The Manager handles the Company’s day-to-day operations, provides the Company with office facilities, and administers the Company’s business activities through the resources of Cohen. The Management Agreement was executed on January 31, 2006 between the Manager and Alesco Financial Trust and upon the closing of the October 6, 2006 merger the Company assumed the Management Agreement. The initial term expires on December 31, 2008 and shall be automatically renewed for a one-year term on each anniversary date thereafter unless two-thirds of the independent directors or the holders of at least a majority of the outstanding common shares vote not to automatically renew.

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

During the three-month period ended March 31, 2007 and the period from January 31, 2006 through March 31, 2006, the Company incurred $1,763 and $263 in base management fees and $20 and $144 in incentive fees, respectively. During the same periods, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $1,783 and $54, respectively. The Company recognized share-based compensation expense related to restricted common shares granted to the officers of the Company and key employees of the Manager and Cohen of $335 and $191 during the three-month period ended March 31, 2007 and the period from January 31, 2006 through March 31, 2006, respectively. During the three-month period ended March 31, 2007, the Company granted 535,960 restricted common shares to employees of the Manager and Cohen under its 2006 Equity Incentive Plan.

During the three-month period ended March 31, 2007 and the period from January 31, 2006 through March 31, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $3,047 and $95, respectively. During the same periods, Cohen earned structuring and placement fees of $12,643 and $6,604, respectively, relating to services provided to CDOs that the Company is invested in. In addition, during the same periods, Cohen received $5,756 and $4,054, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

Base management fees and incentive fees incurred, share-based compensation expense relating to restricted common shares granted to the Manager, and collateral management fees paid to Cohen are included in related party management compensation on the consolidated statements of income. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of income non-investment expense category based on the nature of the expense.

During the three-month period ended March 31, 2007, the Company entered into a warehouse risk-sharing agreement with a third party investment bank for short term investment purposes. The warehouse risk-sharing agreement terminated during the period as a result of the transfer of accumulated warehoused asset-backed securities to a CDO that was structured by Cohen and its affiliates. The Company did not purchase an interest in the CDO transaction, although in consideration of the benefits that Cohen and its affiliates received upon the closing of the asset-backed security CDO, Cohen paid a one-time capital commitment fee of $1,200 to the Company for its services as first loss provider during the warehouse period.

During the three-month period ended March 31, 2007, the Company entered into an agreement with Cohen that provided the Company with a guaranteed minimum return on its investment in an on-balance sheet TruPS warehouse facility. The agreement ensures that the Company earns a return on investment that is commensurate with the returns that the Company historically earned on off-balance sheet warehousing arrangements. Cohen receives certain benefits from the on-balance sheet warehousing structure upon the closing of a CDO transaction. During the three-month period ended March 31, 2007, the Company earned $1,593 in accordance with the terms of the arrangement and recorded the amount in net investment income.

NOTE 9: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

In connection with the leveraged loan portfolio, the Company commits to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the Company to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of March 31, 2007, the Company had committed to participate in approximately $24,745 of leveraged loans.

As of March 31, 2007, the consolidated CDO entities included within the Company’s consolidated financial statements have requirements to purchase $962,080 of additional collateral assets in order to complete the accumulation of the required amount of collateral assets. Of this amount, $496,588 has already been advanced to consolidated CDOs through CDO notes payable and is included within restricted cash on the consolidated balance sheet as of March 31, 2007.

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

During March 2007, the Company received $646 of settlements relating to litigation that had been commenced by Sunset prior to the Company’s acquisition of Sunset. The litigation is related to commercial loans that were originated by Sunset. The settlement proceeds were recorded as a purchase price allocation adjustment relating to the Sunset acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussions under the headings “Overview,” “Operating Revenue,” “Operating Expenses,” “Our Portfolio and Recent Developments”, “Critical Accounting Policies,” “Liquidity and Capital Resources,” “Inflation,” “Quantitative and Qualitative Disclosures About Market Risk” and “Off-Balance Sheet Arrangements” applied to Alesco Financial Trust and continue to apply to us following the merger because we have adopted the investment strategy previously employed by Alesco Financial Trust. In accordance with U.S. generally accepted accounting principles, or GAAP, the transaction was accounted for as a reverse acquisition, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. The terms, “the Company”, “we”, “us” and “our” refer to the operations of Alesco Financial Trust from January 31, 2006 through to October 6, 2006 and the combined operations of the merged company subsequent to October 6, 2006. “Sunset” refers to the historical operations of Sunset Financial Resources, Inc. through to the October 6, 2006 merger date.

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, constitute “forward-looking statements” within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. These risks include our failure to successfully execute our business plan, our inability to gain access to additional financing, the limited availability of additional loan portfolios for future acquisition, our failure to maintain REIT status, the cost of capital, as well as the additional risks and uncertainties detailed in our periodic reports and registration statements filed with the SEC. We disclaim any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

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

Overview

We are externally managed and advised by our Manager, an affiliate of Cohen. We focus on investing in CDO and CLO transactions and other securitizations collateralized by assets in the following target asset classes:

•	mortgage loans, other real estate-related senior and subordinated debt securities, RMBS and CMBS;

•

subordinated debt financings originated by Cohen or third parties, primarily in the form of TruPS issued by banks, bank holding companies and insurance companies, and surplus notes issued by insurance companies; and

•

leveraged loans made to small and mid-sized companies in a variety of industries characterized by relatively low volatility and overall leverage, including the consumer products and manufacturing industries.

We may also invest opportunistically from time to time in other types of investments within Cohen’s areas of expertise and experience, such as mezzanine real estate loans, participations in mortgage loans, corporate tenant leases and equity interests in real estate, subject to maintaining our qualification as a REIT and our exemption from regulation under the Investment Company Act.

Set forth below is a discussion of the material aspects of our financial reporting.

Operating Revenue

The principal sources of our operating revenue are interest and dividend income on our investments, including debt and equity interests that we purchase in CDOs and CLOs, and the positive spread from the yield on assets held on our warehouse facilities, net of interest and other financing costs under those facilities. In the three–month period ended March 31, 2007 we generated net investment income of approximate $17.6 million.

An important part of our operating strategy is to direct the acquisition through on and off-balance sheet warehouse facilities of assets that will ultimately be sold or contributed to CDOs, CLOs and other types of securitizations. As of March 31, 2007, we had $98.8 million of outstanding borrowings under on-balance sheet warehouse facilities that had $501.2 million of remaining available capacity and investments in off-balance sheet warehouse facilities that had $1.6 billion of assets on the warehouse facility and $778.3 million of remaining capacity. During the three-month period ended March 31, 2007 we completed two CDO transactions and one CLO transaction that upon completion of the applicable ramp periods will be collateralized by approximately $2.1 billion of assets, of which a significant portion of the assets were included in warehouse facilities prior to securitization. We are required to post cash collateral to an investment bank for our off-balance sheet warehouse facilities and make contributions to special purpose entities for our on-balance sheet warehouse facilities. During a warehouse accumulation period, we generally earn all or a portion of the net positive cash flow derived from the assets acquired by our warehouse lenders or the special purpose entity, after payment to the warehouse lenders or noteholders’ of interest expense and other financing expenses. The cash collateral and equity contributions cover possible losses during the warehouse accumulation period, generally up to the amount of the cash pledged or equity contributed plus any net positive spread from the yield on assets held, should any of the assets need to be liquidated before being securitized through a CDO or CLO. Generally, we may have the right to purchase assets from the warehouse provider and special purpose entities in a liquidation in the event that a CDO or CLO is not formed or if an underlying security experiences a default or a decline in credit quality that may lead to a default. Typically our off-balance sheet warehouse facilities expire on the first to occur of the closing of a CDO or CLO or 180 days after the date of commencement of the facility. The maturity dates of our on-balance sheet warehouse facilities typically range from three to twelve months. Based on Cohen’s experience, we expect to be able to renew our short-term arrangements or put new arrangements in place upon the expiration of existing agreements; however, there can be no assurance that we will be able to do so. We account for our off-balance sheet warehouse facilities as a “free-standing” derivative. During the warehouse period, our participation under an off-balance sheet facility, consisting principally of the interest spread, is reflected in our financial statements as a non-hedge derivative, which is reflected at fair value, and any unrealized gain or loss is included in our results of operations. Our participation in on-balance sheet warehouse facilities results in interest income and interest expense and related financing costs being included in our financial statements. Upon the formation of a CDO or CLO collateralized by our targeted asset classes, it is generally our intention to purchase at least 51% of the equity and consolidate the underlying assets and liabilities onto our balance sheet; however, our guidelines do not require us to do so and we may elect to purchase less than a majority interest in these CDOs and CLOs.

It is possible that future warehouse facilities that we enter into will be structured on terms that are different from the terms of the warehouse facilities described above.

Additionally, we may finance investments in mortgage loans and MBS using short-term repurchase agreements. We will likely seek to finance our mortgage loan, leveraged loans and MBS assets on a long-term basis through securitizations. For example, we may finance these mortgage loan assets on a long-term basis by contributing the assets to a pass-through securitization entity, such as a trust, that will be our wholly-owned subsidiary and will issue debt securities in the capital markets collateralized by the mortgage loans held by the trust. We expect that such mortgage loan assets and the indebtedness we incur to finance our investments in those assets will be consolidated in our financial statements throughout the period that we hold the assets, including through the term of any securitization of the assets. As of March 31, 2007, we held $1.2 billion principal amount of mortgage loans.

Operating Expenses

Our principal operating expenses are interest and other financing expenses relating to our CDO and warehouse facility financing strategies, base and incentive fees under our external management agreement, director fees, professional fees, such as legal and accounting fees, and expenses resulting from grants of equity awards to our and our affiliates’ employees, executive officers, directors and other key personnel. Affiliates of our Manager provide ongoing collateral management services to CDOs and CLOs in which we invest under collateral management agreements. The collateral management fees are an administrative cost of and are paid by the CDO or CLO trustee on behalf of the CDO or CLO investors. Our pro rata share of these collateral management fees are credited against the base and incentive fees owed to our Manager, up to an amount equal to 100% of the base and incentive management fees payable under our management agreement, which we assumed from Alesco Financial Trust upon consummation of the merger. See “Item 1—Business—Management Agreement” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our Portfolio and Recent Developments

The following table below summarizes our investment portfolio as of March 31, 2007:

	Amortized Cost	Estimated Fair Value	Percentage of Total Portfolio	Weighted Average Interest Rate
	(Dollars in thousands)
Investment in securities and security-related receivables:
TruPS and subordinated debentures	$3,573,493	$3,636,587	37.1%	7.2%
Mortgage-backed securities	3,633,168	3,567,820	37.7%	5.8%
Security-related receivables	711,218	734,309	7.4%	7.7%

Total investment in securities and security-related receivables	7,917,879	7,938,716	82.2%	6.6%

Investment in residential and commercial mortgages and leveraged loans:
Residential mortgages	1,181,564	1,163,711	12.2%	6.4%
Commercial mortgages	9,500	9,500	0.1%	—
Leveraged loans	532,841	532,841	5.5%	9.0%

Total investment in residential and commercial mortgages and leveraged loans	1,723,905	1,706,052	17.8%	7.2%

Total Investments	$9,641,784	$9,644,768	100%	6.7%

The Company has completed the following CDO transactions during the three–month period ended March 31, 2007:

•

On March 29, 2007, the Company closed “Alesco Preferred Funding XV, Ltd.”, a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. We retained approximately $28.8 million of the preference shares of Alesco Preferred Funding XV, Ltd., which results in a 74% interest in the preference shares. Alesco Preferred Funding XV, Ltd. received commitments for $642.0 million of CDO notes, which are to be collateralized by approximately $667.0 million of TruPS and surplus notes.

•

On February 28, 2007, the Company closed “Kleros Real Estate CDO IV, Ltd.”, a CDO securitization that provides financing for investments in MBS. We have retained $12.0 million of the preference shares of Kleros Real Estate CDO IV, Ltd. and $18.0 million in the Class D and Class E CDO notes, which results in a 100% interest in the preference shares. Kleros Real Estate CDO IV, Ltd. received commitments for approximately $970.0 million of CDO notes, which are to be collateralized by approximately $1.0 billion of RMBS.

•

On March 15, 2007, the Company closed “Emporia Preferred Funding III, Ltd.”, a CDO securitization that provides financing for investments in leveraged loans. We have retained $31.0 million of the preference shares of Emporia Preferred Funding III, Ltd., which results in a 79% interest in the preference shares. Emporia Preferred Funding III, Ltd. received commitments for $375.8 million of CDO notes, which are to be collateralized by approximately $400 million of leveraged loans.

Mortgage Loans. As of March 31 2007, we owned approximately $1.2 billion aggregate principal amount of mortgage loans with a weighted-average FICO score of 736. There is no subprime exposure within the residential mortgage portfolio.

Mortgage-backed Securities. As of March 31, 2007, our investments in real estate securities consisted of approximately $3.6 billion in mortgage backed securities collateralizing the consolidated Kleros Real Estate CDOs. Additionally, we have an off-balance sheet warehouse arrangement with an investment bank that has approximately $363.4 million of mortgage-backed securities in the facility as of March 31, 2007. The mortgage-backed securities included in the off-balance sheet warehouse facility will be transferred into one of our Kleros Real Estate CDOs during the next quarter. During the three-month period ended March 31, 2007, we had recorded an unrealized loss within other comprehensive income of approximately $65.6 million on the mortgage-backed securities included in our Kleros Real Estate CDOs. Management has concluded that there were no declines in the fair value of these investments below their cost that were deemed to be other than temporary as of March 31, 2007. The unrealized losses on mortgage-backed securities primarily resulted from volatility in interest rates and other qualitative factors relating to general market conditions, not from deterioration in the creditworthiness of the issuers of our debt securities.

As of March 31, 2007 approximately 91% of the Kleros Real Estate RMBS are rated “A-” or better by S&P and approximately 30%, or $1.2 billion, of the Kleros Real Estate RMBS are collateralized by sub-prime loans. Sub-prime loans are loans that are offered at rates above the prime rate to individuals who do not qualify for prime rate loans based on their credit scores and other factors. We generally consider a loan to a borrower with a credit score of less than 625 to be a sub-prime loan. The following table summarizes the S&P ratings of our RMBS investments of $1.2 billion that are collateralized by sub-prime loans as of March 31, 2007:

S&P Rating Category	% of Subprime as a Rating Category	Amount of Subprime per Rating Category
AAA	0.91%	$10,816
AA+	10.83%	128,181
AA	7.39%	87,425
AA-	7.42%	87,873
A+	23.80%	281,750
A	21.34%	252,644
A-	11.38%	134,684
BBB+	12.37%	146,375
BBB	4.56%	53,942

Total	100.00%	$1,183,690

We are not aware of any rating agency downgrades or default events in any of the RMBS within our investment portfolios subsequent to March 31, 2007.

TruPS and Surplus Notes. We invest in CDOs which provide financings for banks, bank holding companies and insurance companies, primarily in the form of TruPS or surplus notes, most of which are originated by Cohen through relationships with third party broker-dealers. As of March 31, 2007 we had investments in approximately $4.3 billion of TruPS and subordinated debentures. During the three-month period ended March 31, 2007, we recorded an unrealized gain within other comprehensive income of approximately $47.2 million on the TruPS and subordinated debentures that are consolidated in our financial statements.

Leveraged Loans. We invest in debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of March 31, 2007, we had no investments in mezzanine loans. As of March 31, 2007 we had investments in approximately $532.8 million of leveraged loans.

Investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a detailed discussion of the following items:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our mortgage portfolio,

•	competition, and

•	other market developments.

See discussion of trends affecting our business under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends That May Affect Our Business” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Adjusted Earnings

We define adjusted earnings as net income available to common stockholders, determined in accordance with GAAP, adjusted for the following items: stock-based compensation, provision for loan losses, unrealized gains (losses) on investments and derivative contracts, amortization of deferred financing costs, and realized (gains)/losses on sale of capital assets, net of derivative contract gains or losses. Adjusted Earnings is a non-GAAP financial measurement, and does not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.

Management views adjusted earnings as a useful and appropriate supplement to net income and earnings per share because it enables management to evaluate our operating performance without the effects of certain adjustments in accordance with GAAP that management believes may not be indicative of current operating performance. The most significant GAAP adjustments that we exclude in determining adjusted earnings are provision for loan losses, stock-based compensation, unrealized (gains)/losses on investments and derivative contracts, and amortization of deferred financing costs. Each of these items is typically a non-cash charge. As a specialty finance company that focuses on investing in TruPS, leveraged loans, residential mortgage loans and mortgage-backed securities, we record significant amortization of deferred financing costs associated with our CDO financing strategy and significant provision for loan losses associated with our leveraged loans and residential mortgage loans. Additionally, GAAP requires us to record in the income statement certain unrealized changes in the fair value of derivative contracts that hedge our indebtedness. Provision for loan losses, stock-based compensation, unrealized (gains)/losses on investments and derivative contracts, and amortization of deferred financing costs do not affect our daily operations, but they do impact our financial results under GAAP. By measuring our performance using adjusted earnings and net income, we are able to evaluate how our business is performing both before and after giving effect to recurring GAAP adjustments such as those mentioned above and excluding gains or losses from the sale of capital assets that will no longer be part of investment portfolio.

Adjusted earnings should not be considered as an alternative to net income or cash flows from operating activities (each computed in accordance with GAAP). Instead, adjusted earnings should be reviewed in connection with net income and cash flows from operating, investing and financing activities in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

The table below reconciles the differences between reported net income and adjusted earnings for the three-month ended March 31, 2007 and the period from January 31, 2006 through March 31, 2006 (dollar amounts in thousands):

	For the Three-Month Period Ended March 31, 2007	For the Period from January 31, 2006 through March 31, 2006
Net income, as reported	$11,778	$5,347
Add (deduct):
Provision for loan losses	1,669	128
Non-cash equity compensation	357	191
Unrealized (gains)/losses on investments and derivative contracts	1,785	(3,033)

	For the Three-Month Period Ended March 31, 2007	For the Period from January 31, 2006 through March 31, 2006
Realized losses on sale of capital assets, net of realized derivative gains	133	—
Amortization of deferred financing costs	1,516	—

Adjusted Earnings	$17,238	$2,633
Adjusting Earnings per share—diluted:
Diluted adjusted earnings per share	$0.31	$0.19

Weighted-average shares outstanding—Diluted	55,130,321	13,669,435

Results of Operations

The merger transaction between Alesco Financial Trust and Sunset was accounted for as a reverse acquisition in accordance with GAAP, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. The terms, “the Company”, “we”, “us” and “our” refer to the operations of Alesco Financial Trust for the period from January 31, 2006 through to March 31, 2006 and the three-month period ended March 31, 2007 refers to the combined operations of the merged company. Alesco Financial Trust commenced operations on January 31, 2006, therefore the results of operations for the three-month period ended March 31, 2007 are not directly comparable to the results of operations for the period from January 31, 2006 through March 31, 2006.

Comparison of the Three-Month Period Ended March 31, 2007 to the Period from January 31, 2006 through March 31, 2007

Net income. Our net income increased approximately $6.5 million, to approximately $11.8 million for the three-month period ended March 31, 2007 from approximately $5.3 million for the period from January 31, 2006 through March 31, 2006. Our net income for the three-month period ended March 31, 2007 was primarily attributable to net investment income generated by our investments in TruPS, MBS and leveraged loans, investments in residential mortgages, and realized gains on derivative contracts, which were offset by unrealized losses on derivative contracts and realized losses on the sale of investments. Our net income for the period from January 31, 2006 through March 31, 2006 was primarily attributable to net investment income generated by our investments in TruPS, residential mortgages and leveraged loans, MBS, and through net interest income from a TruPS-related off-balance sheet warehouse facility. The increase in net income is primarily attributable to the Company’s deployment of additional capital into similar target asset classes since March 31, 2006.

Net investment income. Our net investment income increased approximately $14.9 million to approximately $17.6 million for the three-month period ended March 31, 2007 from approximately $2.7 million for the period from January 31, 2006 through March 31, 2006. The table below summarizes net investment income by investment type for the following periods:

For the Three-Month Period Ended March 31, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Net Investment Income
	(in thousands)
Investment in residential and commercial mortgages and leveraged loans	$34,290	$(25,519)	$8,771
Investments held by CDO entities and Trust VIEs	75,076	(69,391)	5,685
Investments in mortgage-backed securities	51,952	(48,987)	2,965
Change in fair value of free-standing derivative	—	—	2,310
Provision for loan loss	—	—	(2,174)

Total	$161,318	$(143,897)	$17,557

For the Period from January 31, 2006 through March 31, 2006

Investment Type	Investment Interest Income	Investment Interest Expense	Net Investment Income
	(in thousands)
Investment in residential and leveraged loans	$3,413	$(2,571)	$842
Investments held by CDO entities and Trust VIEs	3,109	(2,773)	336
Investments in mortgage-backed securities	2,852	(2,521)	331
Change in fair value of free-standing derivative	—	—	1,284
Provision for loan loss	—	—	(128)

Total	$9,374	$(7,865)	$2,665

Our investment interest income increased approximately $151.9 million to approximately $161.3 million for the three- month period ended March 31, 2007 from approximately $9.4 million for the period from January 31, 2006 through March 31, 2006. The increase in investment interest income is attributable to the approximate $7.5 billion increase in interest earning assets in our target asset classes since March 31, 2006. We had total investments in our target asset classes of approximately $9.6 billion as of March 31, 2007 as compared to approximately $2.1 billion as of March 31, 2006.

Our investment interest expense increased approximately $136.0 million, to approximately $143.9 million for the three-month period ended March 31, 2007 from approximately $7.9 million for the period from January 31, 2006 through March 31, 2006. The increase in investment interest expense is attributable to the approximate $7.6 billion increase in interest bearing liabilities that are financing our interest earning assets acquired since March 31, 2006. We had total indebtedness of approximately $9.7 billion as of March 31, 2007 as compared to approximately $2.1 billion as of March 31, 2006.

In the three-month period ended March 31, 2007, net investment income included the impact of changes in the fair value of free-standing derivatives relating to our interests in off-balance sheet warehouse facilities of approximately $0.7 million and approximately $1.6 million earned on an agreement with Cohen that provides the Company with a guaranteed minimum return on its investment in an on-balance sheet TruPS warehouse facility. Cohen is the manager of the assets held on the warehouse facility. In the period from January 31, 2006 through March 31, 2006, net investment income included the impact of changes in the fair value of free-standing derivatives relating to our interests in off-balance sheet warehouse facilities of approximately $1.3 million.

Our provision for loan loss relates to investments in residential and commercial mortgages and leveraged loans. The provision for loan loss increased by approximately $2.1 million, to $2.2 million for the three-month period ended March 31, 2007 from approximately $0.1 million for the period from January 31, 2006 through March 31, 2006. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses increased by approximately $5.0 million, to $5.8 million for the three-month period ended March 31, 2007 from approximately $0.8 million for the period from January 31, 2006 through March 31, 2006. During the same periods these non-investment expenses consisted of related party management compensation of $3.4 million and $0.7 million, respectively, and general and administrative expenses of $2.4 million and $0.1 million, respectively. During the three-month period ended March 31, 2007 and the period from January 31, 2006 through March 31, 2006, the Company incurred $1.8 million and $0.3 million in base management fees and $0 and $0.1 million in incentive fees, respectively. During the same periods, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $1.8 million and $0.1 million, respectively. The Company recognized share-based compensation expense related to restricted common shares granted to the officers of the Company and key employees of the Manager and Cohen of $0.4 million and $0.2 million during the three-month period ended March 31, 2007 and the period from January 31, 2006 through March 31, 2006, respectively. During the three-month period ended March 31, 2007, the Company granted 535,960 restricted common shares to employees of the Manager and Cohen under its 2006 Equity Incentive Plan. During the three-month period ended March 31, 2007 and the period from January 31, 2006 through March 31, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $3.0 million and $0.1 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen provides for CDOs. The increase in related party management compensation is primarily attributable to the increase in investments financed through CDO transactions and the collateral manager fees incurred by these consolidated CDO entities. We expect that non-investment expenses may increase as we continue to increase our operations.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income increased by approximately $5.2 million, to $6.0 million for the three-month period ended March 31, 2007 from approximately $0.8 million for the period from January 31, 2006 through March 31, 2006. This increase is primarily attributable to $4.8 million of interest earned on increased amounts of cash held on deposit with financial institutions and interest earned on restricted cash of our consolidated CDO entities. Additionally, during the three-month period ended March 31, 2007, the Company entered into a warehouse risk-sharing agreement with a third party investment bank for short term investment purposes. The warehouse risk-sharing agreement terminated during the period as a result of the transfer of accumulated warehoused asset-backed securities to a CDO that was structured by Cohen and its affiliates. The Company did not purchase an interest in the CDO transaction, although in consideration of the benefits that Cohen and its affiliates received upon the closing of the asset-backed security CDO, Cohen paid a one-time capital commitment fee of $1,200 to the Company for its services as first loss provider during the warehouse period.

Realized gains on derivative contracts. During the three-month period ended March 31, 2007, we realized approximately $3.5 million of gains on derivative contracts. The gains resulted from the termination of interest rate swap contracts in connection with the sale of investments in residential mortgages during the period.

Unrealized gains on derivative contracts. During the three-month period ended March 31, 2007 and the period from January 31, 2006 through March 31, 2006 we recorded an unrealized (loss)/gain on derivative contracts of ($1,885) and $3,221, respectively. Certain of our interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts are not designated as hedges is recorded as an unrealized gain on derivative contracts in the statement of income. Additionally, during the three-month period ended March 31, 2007 we recorded an approximate $0.6 million loss on a forward purchase commitment relating to off-balance sheet MBS assets to be acquired in the next quarter.

Realized Losses on investments. During the three-month period ended March 31, 2007, we recorded losses on the sale of investments of approximately $3.7 million. During the period we sold approximately $517.6 million of adjustable rate residential mortgages at a loss of approximately $2.0 million. As mentioned above, in connection with the sale of the residential mortgages we terminated interest rate swap contracts and recorded a realized gain on derivative contracts of $3.5 million in earnings. Additionally, during the period our consolidated CDO entities that are collateralized by MBS sold approximately $60.6 million of investment securities and realized a net loss of approximately $1.7 million.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests increased approximately $3.3 million to approximately $3.6 million for the three-month period ended March 31, 2007 as compared to approximately $0.3 million for the period from January 31, 2006 through March 31, 2006. This increase is primarily attributable to our investment in additional CDO transactions. Our ownership of consolidated CDOs ranged from 55.0% to 79.0% of the preferred shares issued by each CDO.

Provision for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. Provision for income taxes increased approximately $0.2 million to approximately $0.4 million for the three-month period ended March 31, 2007 as compared to approximately $0.2 million for the period from January 31, 2006 through March 31, 2006. This increase is primarily attributable to additional taxable income generated at our domestic TRSs during the three- month period ended March 31, 2007 as compared to the period from January 31, 2006 through March 31, 2006.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We believe our available cash balances, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements for the next twelve months, but our ability to grow our business will be limited by our ability to obtain future financing, as discussed below. Over the next twelve months, we expect that our external management fees payable to our Manager under our management agreement will be substantially offset by the collateral management fee credits that we earn. We do not anticipate incurring fixed liabilities payable under our management agreement. We are currently financing our TruPS, MBS and leveraged loan portfolio with warehouse facilities, repurchase agreements and CDO notes payable. We finance our mortgage loans through the use of short-term repurchase agreements, with the intention of entering into longer term financing upon securitization of the assets. Should our liquidity needs exceed our available sources of liquidity, we believe that the securities in which we have invested could be sold or utilized in a repurchase agreement to raise additional cash. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected. As of March 31, 2007, we had total indebtedness of approximately $9.7 billion.

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

Commitments

On March 27, 2007, the Company entered into a $40,000 secured revolving credit agreement. The $40,000 secured revolving credit agreement replaces the $10,000 credit agreement, dated as of September 29, 2006. The Company has pledged its investment in the preference shares of Alesco Preferred Funding X, Ltd., Alesco Preferred Funding XI, Ltd., Alesco Preferred Funding XII, Ltd., Alesco Preferred Funding XIII, Ltd., Alesco Preferred Funding XIV, Ltd., Emporia Preferred Funding II, Ltd., and Emporia Preferred Funding III, Ltd. as collateral under the revolving credit agreement. As of March 31, 2007 the Company had outstanding borrowings of $40,000 under the credit agreement.

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

Off-Balance Sheet Arrangements

We maintain arrangements with various investment banks regarding CDO securitizations and off-balance sheet warehouse facilities. Prior to the completion of a CDO securitization, our off-balance sheet warehouse providers acquire investments in accordance with the terms of the warehouse facility agreements. Pursuant to the terms of the warehouse agreements, we receive all or a portion of the difference between the interest earned on the investments acquired under the warehouse facilities and the interest accrued on the warehouse facilities from the date of the respective acquisitions. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse providers, and as a result, we bear the first dollar risk of loss up to our warehouse deposit if an investment held under the warehouse facility is liquidated at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. The duration of a warehouse facility is generally at least nine months. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value in each accounting period with the change in fair value recorded in earnings. As of March 31, 2007, we had approximately $22.7 million of cash collateral held by warehouse providers pursuant to warehouse facilities.

A summary of these arrangements is as follows (dollars in thousands):

Warehouse Facility	Warehouse Availability	Funding as of March 31, 2007	Remaining Availability	Maturity
Merrill Lynch International	$365,340	$365,430	$—	May 2007
Merrill Lynch International	1,500,000	1,024,289	475,711	Sept 2007
Fortis Bank N.V./S.A.	400,000	239,342	160,658	May 2007
U.S. Bank National Association.	150,000	8,047	141,953	July 2007

Total	$2,415,340	$1,637,108	$778,322

The financing costs of these warehouse facilities are based on LIBOR plus spreads ranging from 15 to 100 basis points.

Critical Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of our critical accounting policies. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 2 in our unaudited consolidated interim financial statements for the three-month period ended March 31, 2007, as set forth herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk pertains to losses resulting from changes in interest rates and equity security prices. We are exposed to credit risk and interest rate risk related to our investments in debt instruments, TruPS, debt securities, real estate securities and residential mortgages and leveraged loans. Our primary market risk is that we are exposed to interest rate risk. Interest rates may be affected by economic, geopolitical, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives typically will be held for long-term investment and not held for sale purposes. Our intent in structuring CDO and CLO transactions and other securitizations will be to limit interest rate risk with a financing strategy that matches the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to us which would adversely affect our operating results and liquidity.

There have been no material changes in Quantitative and Qualitative disclosures in 2007 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006. See discussion of quantitative and qualitative disclosures about market risk under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”) as of March 31, 2007. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at March 31, 2007, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described under “Item 1A – Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits – see “Exhibit Index”

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2006, by and among the Company, Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

2.2	Letter Agreement dated September 5, 2006 by and among the Company, Alesco Financial Trust and Jaguar Acquisition Inc. and the attached Registration Rights Provisions (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2006).

2.3	Letter Agreement dated September 29, 2006 by and among the Company, Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2006).

3.1	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.2	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

10.1	Credit Agreement, dated as of March 27, 2007, among Alesco Financial Holdings, LLC (as borrower), Alesco Financial Inc. (as guarantor), Royal Bank of Canada and U.S. Bank National Association (as lenders) and Royal Bank of Canada (as agent for the lenders) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 3, 2007).

Exhibit No.	Description

10.2	Letter Agreement, dated April 10, 2007, among Alesco Financial Inc., Alesco Warehouse Conduit, LLC, Cohen & Company Financial Management, LLC and Cohen & Company, in relation to the Note Purchase Agreement, dated December 5, 2006, among PFW III, Ltd., the investors party thereto, Alesco Warehouse Conduit LLC, as initial subordinated noteholder and ABN Amro Bank N.V.*

10.3	Letter Agreement, dated April 23, 2007, among Alesco Financial Inc., Alesco Holdings, Ltd., Strategos Capital Management Company and Cohen & Company, in relation to the Warehouse Risk Sharing Agreement, dated as of February 7, 2007, between Merrill Lynch and Alesco Holdings, Ltd.*

31.1	Chief Executive Officer certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification pursuant to 18 U.S.C. Section 1350.**

* filed herewith

** furnished herewith