Form 10-Q
period 2007-06-30
ALESCO FINANCIAL INC
filed 2007-08-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

As of August 7, 2007 there were 59,459,305 shares of common stock (par value $0.001 per share) of Alesco Financial Inc. outstanding.

ALESCO FINANCIAL INC.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

Alesco Financial Inc.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share information)

	As of June 30, 2007	As of December 31, 2006
Assets
Investments in debt securities and related receivables
Available-for-sale debt securities	$8,135,951	$6,771,914
Security-related receivables	736,342	1,170,210

Total investment in debt securities and security-related receivables	8,872,293	7,942,124
Investments in residential and commercial mortgages and leveraged loans
Residential mortgages	1,117,239	1,773,147
Commercial mortgages	9,500	9,500
Leveraged loans	672,662	314,077
Loan loss reserve	(7,322)	(2,130)

Total investments in residential and commercial mortgages and leveraged loans, net	1,792,079	2,094,594
Cash and cash equivalents	113,661	51,821
Restricted cash and warehouse deposits	489,779	349,113
Accrued interest receivable	45,877	46,654
Other assets	27,727	30,621
Deferred financing costs, net of accumulated amortization of $6,403 and $2,762, respectively	113,776	87,423

Total assets	$11,455,192	$10,602,350

Liabilities and stockholders’ equity
Indebtedness
Repurchase agreements	$53,993	$3,024,269
Trust preferred obligations	435,700	273,097
Securitized mortgage debt, net of discount	1,014,600	—
CDO notes payable	8,981,403	6,496,748
Warehouse credit facilities	153,520	167,158
Recourse indebtedness	189,614	20,619

Total indebtedness	10,828,830	9,981,891
Accrued interest payable	43,912	42,163
Related party payable	710	879
Other liabilities	31,565	50,017

Total liabilities	10,905,017	10,074,950
Minority interests	173,482	98,598

Stockholders’ equity
Preferred shares, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.001 par value per share, 100,000,000 shares authorized, 60,968,830 and 54,921,971 issued and outstanding, including 1,509,525 and 193,457 unvested restricted share awards, respectively	60	55
Additional paid-in-capital	487,779	447,442
Accumulated other comprehensive loss	(38,582)	(14,628)
Cumulative distributions	(59,156)	(26,098)
Cumulative earnings/(loss)	(13,408)	22,031

Total stockholders’ equity	376,693	428,802

Total liabilities and stockholders’ equity	$11,455,192	$10,602,350

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income/(Loss)

(Unaudited and in thousands, except share and per share information)

	For the Three-Month Period Ended June 30, 2007	For the Three-Month Period Ended June 30, 2006	For the Six-Month Period Ended June 30, 2007	For the period from January 31, 2006 through June 30, 2006
Revenue:
Investment interest income	$173,333	$39,674	$334,651	$51,619
Investment interest expense	(152,933)	(33,793)	(296,830)	(44,229)
Provision for loan loss	(3,285)	77	(5,459)	(51)
Change in fair value of free-standing derivatives	2,849	711	5,160	1,996

Net investment income	19,964	6,669	37,522	9,335

Total revenue	19,964	6,669	37,522	9,335
Expenses:
Related party management compensation	4,344	1,378	7,727	2,017
General and administrative	2,982	297	5,396	435

Total expenses	7,326	1,675	13,123	2,452

Income before interest and other income, minority interest and taxes	12,638	4,994	24,399	6,883
Interest and other income	5,461	904	11,469	1,726
Realized gain/(loss) on derivative contracts	(475)	7,700	3,046	7,700
Unrealized gain/(loss) on derivative contracts	4,829	(673)	2,943	2,547
Unrealized gain on credit default swaps	11,836	—	11,836	—
Impairment on investments	(74,443)	—	(74,428)	—
Realized loss on sale of assets	(723)	(855)	(4,397)	(846)

Income/(loss) before minority interest and provision for income taxes	(40,877)	12,070	(25,132)	18,010
Minority interest	(6,127)	(2,045)	(9,697)	(2,393)

Income/(loss) before provision for income taxes	(47,004)	10,025	(34,829)	15,617
Provision for income taxes	(213)	(202)	(610)	(447)

Net income/(loss)	(47,217)	9,823	(35,439)	15,170

Earnings/(loss) per share—basic:
Basic earnings per share	$(0.86)	$0.70	$(0.65)	$1.09

Weighted-average shares outstanding—Basic	54,902,323	13,995,664	54,800,726	13,970,750

Earnings/(loss) per share—diluted:
Diluted earnings per share	$(0.86)	$0.70	$(0.65)	$1.08

Weighted-average shares outstanding—Diluted	54,902,323	14,040,069	54,800,726	14,003,258

Distributions declared per common share	$0.31	$0.16	$0.61	$0.16

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Other Comprehensive Income/(Loss)

(Unaudited and in thousands)

	For the Three-Month Period Ended June 30, 2007	For the Three-Month Period Ended June 30, 2006	For the Six-Month Period Ended June 30, 2007	For the period from January 31, 2006 through June 30, 2006
Net income/(loss)	$(47,217)	$9,823	$(35,439)	$15,170
Other comprehensive income/(loss):
Change in the fair value of cash-flow hedges	53,327	1,613	43,422	2,833
Change in the fair value of available-for-sale securities	(22,033)	(8,470)	(8,523)	(17,520)

Total other comprehensive income/(loss) before minority interest allocation	31,294	(6,857)	34,899	(14,687)
Allocation to minority interest	(26,973)	1,522	(58,853)	5,815

Total other comprehensive income/(loss)	4,321	(5,335)	(23,954)	(8,872)

Comprehensive income/(loss)	$(42,896)	$4,488	$(59,393)	$6,298

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	For the Six-Month Period Ended June 30, 2007	For the period from January 31, 2006 through June 30, 2006
Operating activities:
Net income/(loss)	$(35,439)	$15,170
Adjustments to reconcile net income/(loss) to cash flow from operating activities:
Minority interest	9,697	2,393
Provision for loan loss	5,459	51
Share-based compensation expense	1,065	604
Amortization/(accretion) of premium/discounts on residential mortgages and leveraged loans	1,675	(228)
Accretion of discounts on debt securities and security-related receivables	(1,028)	(534)
Amortization of deferred financing costs	3,641	567
Accretion of discounts on indebtedness	351	—
Unrealized (gain)/loss on derivative contracts	(2,943)	(2,547)
Impairment on investments	74,428	—
Realized loss on sale of assets	4,397	846
Changes in assets and liabilities:
Accrued interest receivable	777	(13,568)
Other assets	(672)	(1,860)
Accrued interest payable	1,749	2,748
Related party payable	(169)	1,025
Other liabilities	19,585	14,464

Net cash provided by operating activities	82,573	19,131
Investing activities:
Purchase of investments in debt securities and security-related receivables	(1,943,008)	(2,627,788)
Principal repayments from debt securities and security-related receivables	25,422	15,118
Purchase of residential mortgages and leveraged loans	(505,549)	(493,018)
Principal repayments from residential mortgages and leveraged loans	269,287	13,223
Proceeds from sale of residential mortgages and leveraged loans	529,680	86,683
Proceeds from sale of mortgage-backed securities	903,060	—
Increase in restricted cash and warehouse deposits	(140,666)	(62,586)

Net cash used in investing activities	(861,774)	(3,068,368)
Financing activities:
Proceeds from repurchase agreements	245,689	489,606
Repayments of repurchase agreements	(3,215,965)	(295,381)
Proceeds from issuance of CDO notes payable	2,495,625	2,622,950
Repayments of CDO notes payable	(11,321)	—
Proceeds from issuance of trust preferred obligations	162,603	110,750
Proceeds from warehouse credit facilities	448,920	992,503
Repayments of warehouse credit facilities	(462,558)	(992,503)
Proceeds from issuance of recourse indebtedness	208,995	—
Repayments of recourse indebtedness	(40,000)	—
Proceeds from issuance of securitized mortgage debt	1,014,600	—
Proceeds from other derivative contracts	5,385	—
Proceeds from cash flow hedges	6,356	(1,728)
Proceeds from issuance of preference shares of CDOs	15,103	77,260
Distributions to minority interest holders in CDOs	(8,768)	(891)
Payments for deferred debt issuance costs	(29,994)	(49,461)
Proceeds from issuance of common stock	71,997	102,416
Repurchase of common stock	(32,568)	—
Distributions paid to common stockholders	(33,058)	(2,288)

Net cash provided by financing activities	841,041	3,053,233

Net change in cash and cash equivalents	$61,840	$3,996
Cash and cash equivalents at the beginning of the period	51,821	1

Cash and cash equivalents at the end of the period	$113,661	$3,997

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

NOTE 1: THE COMPANY

Alesco Financial Trust was organized as a Maryland real estate investment trust on October 25, 2005 and commenced operations on January 31, 2006. On January 31, 2006, February 2, 2006, and March 1, 2006, Alesco Financial Trust completed the sale of 11,107,570 common shares of beneficial interest at an offering price of $10.00 per share in a private offering. Alesco Financial Trust received proceeds from this offering of $102.4 million, net of placement fees and offering costs.

On October 6, 2006, Alesco Financial Trust completed its merger with Alesco Financial Inc. (formerly Sunset Financial Resources, Inc.). Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, as amended by letter agreements dated September 5, 2006 and September 29, 2006 (the “Merger Agreement”), upon the completion of the merger each share of beneficial interest of Alesco Financial Trust was converted into 1.26 shares of common stock of Sunset Financial Resources, Inc. (“Sunset”), which resulted in the issuance of 14,415,530 shares of common stock. In accordance with U.S. generally accepted accounting principles (“GAAP”) the transaction was accounted for as a reverse acquisition, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. As used in these consolidated financial statements, the term “the Company”, “we”, “us” and “our” refer to the operations of Alesco Financial Trust from January 31, 2006 through October 6, 2006, and the combined operations of the merged company subsequent to October 6, 2006. “Sunset” refers to the historical operations of Sunset Financial Resources, Inc. through October 6, 2006, the merger date.

Sunset was incorporated in Maryland on October 6, 2003, completed its initial public offering of common stock on March 22, 2004 and was traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “SFO”. Sunset elected to be taxed as a real estate investment trust (“REIT”) for U.S. Federal income tax purposes and the Company intends to continue to comply with these tax provisions. On October 9, 2006, the Company began trading on the NYSE under the ticker symbol “AFN”. On November 27, 2006, the Company closed a public offering of 30,360,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.00 per share, net of placement fees and offering costs. On June 25, 2007, the Company closed a public offering of 8,000,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.25 per share, net of placement fees and offering costs. Additionally, the Company repurchased 3,410,600 shares of its common stock at $9.55 per share during the three-month period ended June 30, 2007.

The Company is a specialty finance company formed to invest primarily in certain target asset classes identified by Cohen Brothers, LLC (which does business as Cohen & Company) (“Cohen”) and its affiliates. The Company is externally managed and advised by Cohen & Company Management, LLC (the “Manager”), an affiliate of Cohen, pursuant to a management agreement (the “Management Agreement”). Since 1999, Cohen, a specialized research, investment banking and asset management firm, has provided financing to small and mid-sized companies in financial services, real estate and other sectors.

The Company’s objective is to generate attractive risk-adjusted returns and predictable cash distributions for its stockholders by investing in collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”) and similar securitized obligations structured and managed by Cohen or its affiliates, which obligations are collateralized by assets in the following asset classes:

•	mortgage loans, other real estate-related senior and subordinated debt securities, residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”);

•

subordinated debt financings originated by Cohen or third parties, primarily in the form of trust preferred securities (“TruPS”) issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies; and

•

leveraged loans made to small and mid-sized companies in a variety of industries characterized by companies with relatively low volatility and overall leverage compared to their industry peers, including the consumer products and manufacturing industries.

The Company may also invest opportunistically from time to time in other types of investments within its Manager’s and Cohen’s areas of expertise and experience, subject to maintaining its qualification as a REIT and an exemption from regulation under the Investment Company Act of 1940, as amended.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the period from January 31, 2006 through December 31, 2006 included in our Annual Report on Form 10-K. See “Item 15—Exhibits and Financial Statement Schedules” included in our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its majority-owned and/or controlled subsidiaries and those entities for which the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The portions of these entities to which the Company does not have an economic interest are presented as minority interests in the consolidated financial statements. The creditors of each variable interest entity (“VIE”) consolidated within the Company’s consolidated financial statements have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each VIE is the equity that the Company has invested in the preference shares or debt of the CDO, CLO or other types of securitization structures. All significant intercompany accounts and transactions have been eliminated in consolidation.

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a VIE, and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE in accordance with FIN 46R. The Company consolidates VIEs of which the Company is deemed to be the primary beneficiary or non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest. If the Company’s variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE. The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur. In the case of non-VIEs or VIEs where the Company is not deemed to be the primary beneficiary and the Company does not control the entity, but has the ability to exercise significant influence over the entity, the Company accounts for its investment under the equity method.

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

Investments

The Company invests primarily in debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments is based primarily on quoted market prices from independent pricing sources when available for actively traded securities or discounted cash flow analyses developed by management using current interest rates, specific issuer information and other market data for securities without an active market. Management’s estimate of fair value is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions. Upon the sale of a security, the realized gain or loss is computed on a specific identification basis and will be recorded as a component of earnings in the respective period.

The Company accounts for its investments in subordinated debentures owned by Trust VIEs that the Company consolidates as available-for-sale securities. These Trust VIEs have no ability to sell, pledge, transfer or otherwise encumber the company or the assets of the company until such subordinated debenture’s maturity. The Company accounts for investments in securities where the transfer meets the criteria under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) as a financing at amortized cost. The Company’s investments in security-related receivables represent interests in securities that were transferred to CDO securitization entities by transferors that maintain some level of continuing involvement.

The Company exercises its judgment to determine whether an investment security has sustained an other-than-temporary decline in value. If the Company determines that an investment security has sustained an other-than-temporary decline in its value, the investment security is written down to its fair value, by a charge to earnings, and the Company establishes a new cost basis for the investment. If a security that is available for sale sustains an other-than-temporary impairment, the identified impairment is reclassified from accumulated other comprehensive income (loss) to earnings, thereby establishing a new cost basis. The Company’s evaluation of an other-than-temporary decline is dependent on specific facts and circumstances relating to the particular investment. Factors that the Company considers in determining whether an other-than-temporary decline in value has occurred include, but are not limited to: the estimated fair value of the investment in relation to its cost basis; the length of time the security has had a decline in estimated fair value below its amortized cost; the financial condition of the related entity; changes in estimated cash flows from the investment; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

For subordinated mortgage-backed securities (“MBS”), the Company performs impairment analysis in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”), and management will record an impairment write-down if the investment is deemed to be other-than-temporarily impaired.

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

The Company maintains an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, for example, historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses may be established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries).

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

Accounting for Off-Balance Sheet Arrangements

The Company may maintain certain warehouse financing arrangements with various investment banks that are accounted for as off-balance sheet arrangements. The Company receives the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. Under the warehouse agreements, the Company is required to deposit cash collateral with the warehouse provider and as a result, the Company bears the first dollar risk of loss, up to the warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because the collateral assets are maintained on the balance sheet of the warehouse providers. However, since the Company holds an implicit variable interest in many entities funded under its TruPS-related warehouse facilities, the Company often does consolidate the Trust VIEs while the TruPS they issue are held on the warehouse facilities. The Company records the cash collateral as warehouse deposits in its financial statements. The net amount earned from these warehouse facilities is considered a free-standing derivative and is recorded at fair value in the financial statements. Changes in fair value are reflected in earnings in the respective period.

Income Taxes

For tax purposes, Sunset is deemed to have acquired Alesco Financial Trust on October 6, 2006. Sunset has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and subsequent to the merger the Company continues to comply with these requirements. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution and share ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. Management believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but, there can be no assurances that these criteria will continue to be met in subsequent periods.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133 and SFAS No. 140 and eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provided that beneficial interests in securitized financial assets are not subject to SFAS No. 133. Under SFAS No. 155, an entity may irrevocably elect to measure a hybrid financial instrument that would otherwise require bifurcation at fair value in its entirety on an instrument-by-instrument basis. SFAS No. 155 clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. SFAS No. 155 is effective for all financial instruments that we acquire or issue after January 1, 2007. Management adopted SFAS No. 155 in the first quarter of 2007 and the adoption of SFAS No. 155 did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and we adopted the provisions of FIN 48 on January 1, 2007. We did not have any unrecognized tax benefits or expenses and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. We are subject to federal, state and local tax examinations for all periods since the inception of Sunset in 2003. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. Management is currently evaluating the impact that SFAS No. 157 may have on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will become effective for the Company on January 1, 2008. Management is currently evaluating the impact that SFAS No. 159 may have on our financial position or results of operations.

NOTE 3: INVESTMENTS IN SECURITIES AND SECURITY-RELATED RECEIVABLES

The following table summarizes the Company’s investments in available-for-sale debt securities, as of June 30, 2007:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Years to Maturity
	(dollars in thousands)
TruPS and subordinated debentures	$4,236,006	$167,271	$(37,144)	$4,366,133	7.1%	28.9
MBS	3,924,232	4,453	(158,867)	3,769,818	5.9%	6.4

Total available-for-sale debt securities	$8,160,238	$171,724	$(196,011)	$8,135,951	6.5%	18.0

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

The following table summarizes ratings of our available-for-sale MBS investments included in our Kleros Real Estate CDOs (categorized based on fair value as of June 30, 2007) as rated by Standard & Poor’s (“S&P) as of July 31, 2007:

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second-Lien per Rating Category	% of Second-Lien per Rating Category
	(dollars in thousands)
AAA	$809,373	21.6%	$10,464	0.9%	$6,063	1.3%
AA+	558,811	14.9%	124,828	11.1%	61,652	13.3%
AA	533,655	14.2%	79,303	7.1%	95,878	20.6%
AA-	231,746	6.2%	91,796	8.2%	15,645	3.4%
A+	549,853	14.6%	268,328	23.9%	74,105	15.9%
A	475,773	12.7%	241,654	21.6%	65,911	14.2%
A-	247,298	6.6%	119,119	10.7%	67,985	14.6%
BBB+	195,257	5.2%	125,927	11.2%	32,964	7.1%
BBB	118,032	3.1%	50,281	4.5%	18,779	4.0%
BBB- and below	35,183	0.9%	9,015	0.8%	26,168	5.6%

Total	$3,754,981	100.0%	$1,120,715	100.0%	$465,150	100.0%

(1)	We generally consider a loan to a borrower with a credit score of less than 625 to be a subprime loan.

During the three-months ended June 30, 2007 and through July 31, 2007, 35 MBS with an aggregate principal amount of $188.3 million were downgraded by rating agencies and 10 MBS with an aggregate principal amount of $53.0 million were placed on negative watch by rating agencies. These amounts represented 4.7% and 1.3%, respectively, of the aggregate principal amount of our MBS portfolio at June 30, 2007. As a result of the recent rating agencies downgrade activity the Company has 16 MBS with an aggregate principal amount of $87.5 million or 2.2% of the aggregate principal amount of our MBS portfolio at June 30, 2007, that are below investment grade. Thirty-two of the MBS that have been downgraded to date are collateralized by loans to subprime borrowers and second lien loans. At June 30, 2007 and at July 31, 2007, the Company is not aware of any payment defaults in the MBS portfolio and all of the MBS investments are currently cash flowing.

The following table summarizes the Company’s investments in security-related receivables, as of June 30, 2007:

Investment Description	Amortized Cost	Weighted Average Coupon	Years to Maturity	Estimated Fair Value
	(dollars in thousands)
Security-related receivables	$736,342	7.7%	28.0	$765,060

The Company’s investments in security-related receivables represents securities owned by CDO entities that are collateralized by TruPS and subordinated debentures owned by a consolidated subsidiary where the transfers are accounted for as financings under SFAS No. 140. These transactions are accounted for as financings due to certain constraints that limit further pledging or exchanging of the assets and the continuing involvement of investment banks with each of these transactions.

During the three-month period ended June 30, 2007, the Company wrote down to fair market value 21 MBS, which consisted of 18 second-lien position MBS, 2 MBS that are collateralized by residential mortgage loans with a weighted average borrower FICO score of less than 625 and 1 MBS that is collateralized by residential mortgage loans with weighted average FICO scores between 625 and 699. The Company recorded other-than-temporary impairments of $68.9 million in its consolidated MBS portfolio. Additionally, during the three-month period ended June 30, 2007 the Company recorded a $5.5 million impairment on other non-consolidated CDO investments that are primarily collateralized by MBS. The Company recorded other-than-temporary impairments primarily because of significant increases in the estimated cumulative default rates of the underlying collateral of the respective MBS, which resulted in significant decreases to the Company’s estimates of the future cash flows of the respective MBS. Other-than-temporary impairments are recorded within impairment on investments in the consolidated statement of income/(loss).

The Company recorded unrealized losses on available-for-sale securities in the amount of $154.4 million in accumulated other comprehensive loss as of June 30, 2007. The unrealized losses related to 269 MBS with an aggregate principal amount of $1.3 billion collateralized by loans to subprime borrowers and second lien loans. Ten MBS with an aggregate principal amount of $41.7 million were in a loss position for twelve months, which was the maximum length of time the investments were in an unrealized loss position. The unrealized losses as of June 30, 2007 were not deemed to be other-than-temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, review of the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility in the market, discounted cash flow analysis performed by the Company and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity. The Company determined that these unrealized losses resulted from volatility in interest rates and other qualitative factors relating to macro-credit conditions in the residential mortgage market. Additionally, as of June 30, 2007 management determined that the subordination levels below these MBS investments adequately protect our ability to recover our investment, and that our estimates of anticipated future cash flows from the MBS investments has not been adversely impacted by the deterioration in the credit worthiness of the specific MBS issuers.

Proceeds from the sales of available-for-sale MBS were $25.1 million during the three-month period ended June 30, 2007 and $85.7 million during the six-month period ended June 30, 2007. Included within loss on the sale of assets in the consolidated statement of income/(loss) are gross realized losses of $0.8 million during three-month period ended June 30, 2007, and $2.4 million during the six-month period ended June 30, 2007. For purposes of determining realized losses, the cost of securities sold is based on specific identification.

All of the Company’s investments in TruPS, subordinated debentures and MBS collateralize debt issued through CDO entities, consolidated Trust VIEs, or warehouse credit facilities. The assets of the Company’s consolidated CDOs collateralize the debt of such entities and are not available to the Company’s general creditors. Similarly, the debt of such entities is not recourse to the Company.

NOTE 4: INVESTMENTS IN RESIDENTIAL AND COMMERCIAL MORTGAGES AND LEVERAGED LOANS

The Company’s investments in residential and commercial mortgages and leveraged loans are accounted for at amortized cost. The following table summarizes the Company’s investments in residential and commercial mortgages and leveraged loans as of June 30, 2007:

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Carrying Amount	Number of Loans	Average Interest Rate	Average Contractual Maturity Date
	(dollars in thousands)
5/1 Adjustable rate residential mortgages	$756,945	$7,594	$764,539	1,791	6.3%	July 2036
7/1 Adjustable rate residential mortgages	265,351	3,948	269,299	602	6.5%	Dec 2036
10/1 Adjustable rate residential mortgages	81,942	1,459	83,401	216	6.8%	Sept 2036
Commercial Loan (1)	11,746	—	9,500	1	21.0%	Jan 2006
Leveraged loans	673,183	(521)	672,662	299	8.9%	Dec 2012

Total	$1,789,167	$12,480	$1,799,401	2,909	7.3%

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

The Company maintains an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, which considers historical and industry loss experience, economic conditions and trends, estimated fair values and the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). As of June 30, 2007, the Company maintained an allowance for loan losses of $7.3 million.

During the six-month period ended June 30, 2007, the Company sold approximately $517.6 million of adjustable rate residential mortgages at a realized loss of $2.0 million. In connection with the sale of the assets and repayment of related financings, the Company terminated a portion of certain interest rate swap contracts and recorded a realized gain of $3.5 million in earnings.

As of June 30, 2007, $1.1 billion of the carrying value of the Company’s residential mortgages was pledged as collateral for securitized mortgage debt. In addition, all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CDO notes payable.

As of June 30, 2007, 46.4% of the carrying value of the Company’s investment in residential mortgages was concentrated in residential mortgages collateralized by property in California.

NOTE 5: INDEBTEDNESS

The following table summarizes the Company’s total indebtedness (includes recourse and non-recourse indebtedness) as of June 30, 2007:

Description	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Average Contractual Maturity
	(dollars in thousands)
Non-recourse indebtedness:
Repurchase agreements	$53,993	6.1%	6.1%	March 2008
Trust preferred obligations	435,700	5.8% to 11.1%	7.3%	October 2036
Securitized mortgage debt, net of discount	1,014,600	5.0% to 6.1%	5.7%	December 2046
CDO notes payable (1)	8,981,403	5.4% to 6.1%	5.8%	May 2040
Warehouse credit facilities	153,520	5.3% to 8.1%	5.6%	December 2007

Total non-recourse indebtedness	$10,639,216

Recourse indebtedness:
Junior subordinated debentures	$49,614	9.5%	9.5%	August 2036
Contingent convertible debt	140,000	7.6%	7.6%	June 2036

Total recourse indebtedness	$189,614

Total borrowings	$10,828,830

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation.

Recourse indebtedness refers to indebtedness that is recourse to the general assets of the Company. As indicated in the table above, the Company’s consolidated financial statements include recourse indebtedness of $189.6 million as of June 30, 2007. Non-recourse indebtedness consists of indebtedness of consolidated VIEs which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each VIE is the $503.1 million of capital that the Company has invested in the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

(a) Repurchase agreements

The Company is party to an on-balance sheet warehouse facility that provides up to $400.0 million of financing to purchase leveraged loans on a short-term basis until CDO notes payable are issued to finance the investments on a longer-term basis. In accordance with GAAP this financing arrangement is characterized as a repurchase agreement. As of June 30, 2007, there was $54.0 million of borrowings outstanding relating to this arrangement. This leveraged loan repurchase agreement requires the monthly payment of interest at the London Interbank Offered Rate (“LIBOR”) plus 75 basis points. The Company’s maximum exposure to loss on this facility is limited to the amount of first-loss warehouse deposit that the Company is required to post pursuant to the terms of the arrangement. As of June 30, 2007, the Company has a $5.0 million first-loss warehouse deposit relating to this arrangement.

On June 29, 2007 the Company completed an on-balance sheet securitization of $1.1 billion of residential mortgages. The Company utilized the proceeds from the securitization transaction to pay down $1.1 billion of repurchase agreements that were financing the residential mortgages on a short-term basis. As of June 30, 2007, the Company is not financing any residential mortgage loans with short-term repurchase agreements.

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

(c) CDO notes payable

CDO notes payable represent notes payable issued by CDO entities used to finance the acquisition of TruPS, MBS, and leveraged loans. Substantially all of the TruPS collateralizing CDO notes payable are obligations of banks, bank holding companies and insurance companies. The obligors under the leveraged loans come from a variety of industries. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. The following summarizes CDO notes payable transactions during the six-month period ended June 30, 2007:

TruPS CDO notes payable

On June 28, 2007, the Company closed “Alesco Preferred Funding XVI, Ltd.,” a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XVI, Ltd. received commitments for $482.8 million of CDO notes payable, all of which were issued to investors as of June 30, 2007. Alesco Preferred Funding XVI, Ltd. also issued $26.0 million of preference shares upon closing. The Company retained $19.5 million of common and preference shares of Alesco Preferred Funding XVI, Ltd., excluding discounts.

The CDO notes payable issued by Alesco Preferred Funding XVI, Ltd. consist of four classes of notes bearing interest at spreads over 90-day LIBOR ranging from 32 to 225 basis points. One class of the fixed-rate notes bears interest at a fixed rate for an initial period of ten years and a floating rate for the remaining period based on 90-day LIBOR plus 78 basis points.

On March 29, 2007, the Company closed “Alesco Preferred Funding XV, Ltd.,” a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XV, Ltd. received commitments for $642.0 million of CDO notes payable, all of which were issued to investors as of June 30, 2007. Alesco Preferred Funding XV, Ltd. also issued $39.0 million of preference shares upon closing. The Company retained $28.8 million of common and preference shares of Alesco Preferred Funding XV, Ltd., excluding discounts.

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

MBS CDO notes payable

On February 28, 2007, the Company closed “Kleros Real Estate CDO IV, Ltd.,” a CDO securitization that provides financing for investments in MBS. Kleros Real Estate CDO IV, Ltd. received commitments for $970.0 million of CDO notes payable. Kleros Real Estate CDO IV, Ltd. also issued $12.0 million of preference shares upon closing. The Company retained 100% of the common and preference shares of Kleros Real Estate CDO IV, Ltd. and $9.0 million of both the Class D and Class E CDO notes payable, respectively.

The CDO notes payable issued by Kleros Real Estate CDO IV, Ltd. consist of six classes of notes bearing interest at spreads over one-month LIBOR ranging from 19 to 64 basis points.

Leveraged loans CDO notes payable

On March 15, 2007, the Company closed “Emporia Preferred Funding III, Ltd.,” a CDO securitization that provides financing for investments in leveraged loans. Emporia Preferred Funding III, Ltd. received commitments for $375.8 million of CDO notes payable, of which $251.7 million were issued to investors as of June 30, 2007. Emporia Preferred Funding III, Ltd. also issued $39.0 million of preference shares upon closing. The Company retained $31.0 million of common and preference shares of Emporia Preferred Funding III, Ltd., excluding discounts.

The CDO notes payable issued by Emporia Preferred Funding III, Ltd. consist of seven classes of notes bearing interest at spreads over 90-day LIBOR ranging from 26 to 370 basis points.

(d) Securitized Mortgage Debt

On June 29, 2007, the Company completed an on-balance sheet, term-secured financing of approximately $1.1 billion of residential mortgage loans. Upon the closing of this securitization transaction, the Company is no longer financing any residential mortgage loans with short-term repurchase agreement financing. In connection with this securitization, the Company entered into a Mortgage Loan Purchase Agreement, dated as of June 29, 2007 (the “MLPA”), with Structured Asset Mortgage Investments II Inc. (the “Depositor”), a wholly-owned subsidiary of The Bear Stearns Companies Inc. Pursuant to the MLPA, the Company sold 2,572 conventional, first lien mortgage loans secured primarily by one- to four-family residential properties and individual condominium units (collectively, the “Mortgage Loans”) to the Depositor.

The Depositor established Bear Stearns ARM Trust 2007-2, a Delaware statutory trust (the “Issuing Entity”) pursuant to a Short Form Trust Agreement, dated as of June 26, 2007. The Depositor sold the Mortgage Loans to the Issuing Entity pursuant to a Sale and Servicing Agreement, dated as of June 29, 2007. The Issuing Entity issued the Bear Stearns ARM Trust 2007-2, Mortgage-Backed Notes, Series 2007-2 as well as the notes issued pursuant to the Trust Agreement to the Depositor.

The Issuing Entity sold $1.0 billion of senior notes to third parties and the Company retained all of the $65.2 million of subordinated notes in the structure. The senior notes consist of eight classes of notes bearing interest ranging from 5.0% to 6.0%.

The Issuing Entity is a VIE pursuant to FIN 46R and the Company is the primary beneficiary due to its one-hundred percent ownership interest in the subordinated notes of the Issuing Entity (the issuing entity is not a QSPE). The Issuing Entity is included within the consolidated financial statements of the Company.

(e) Warehouse Credit Facilities

As of June 30, 2007, the Company’s consolidated financial statements included $153.5 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to on-balance sheet warehouse facilities typically entered into by a subsidiary of the Company that are utilized to finance the acquisition of TruPS and leveraged loans on a short-term basis until CDO notes payable are issued to finance the investments on a longer-term basis. The Company’s maximum exposure to loss on these warehouse credit facilities is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangement. As of June 30, 2007, the Company has invested $49.5 million of capital in these financing arrangements.

(f) Recourse Indebtedness

Revolving Credit Agreement

On March 27, 2007, the Company entered into a $40.0 million secured revolving credit agreement. The $40 million secured revolving credit agreement replaces the Company’s prior $10.0 million credit agreement, dated as of September 27, 2006. The new facility matures on September 27, 2007. The Company has pledged its investment in the preference shares of Alesco Preferred Funding X, Ltd., Alesco Preferred Funding XI, Ltd., Alesco Preferred Funding XII, Ltd., Alesco Preferred Funding XIII, Ltd., Alesco Preferred Funding XIV, Ltd., Emporia Preferred Funding II, Ltd., and Emporia Preferred Funding III, Ltd. as collateral under the $40.0 million revolving credit agreement. The terms of the credit agreement include a covenant that requires the Company to maintain minimum stockholders’ equity of $419 million as of June 30, 2007. As of June 30, 2007, the Company’s stockholders’ equity was $377 million therefore the Company was not in compliance with the minimum stockholders’ equity covenant. The Company is currently in negotiations with the lender to obtain a waiver. While the Company believes that it will obtain the waiver, there can be no assurance that the waiver will be granted. This covenant violation does not result in a cross-default in any of our other borrowing arrangements. As of June 30, 2007 and as of the date of the filing of this report, there was no amount outstanding under the credit agreement.

Contingent Convertible Senior Notes

On May 15, 2007 and June 13, 2007, the Company sold $140 million aggregate principal amount of contingent convertible senior notes. The notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsubordinated, unsecured indebtedness. The notes are subordinated in right of payment to the Company’s existing and future secured indebtedness to the extent of such security, and structurally subordinated to any liabilities and other indebtedness of the Company’s subsidiaries. The notes will bear interest at an annual rate of 7.625%. The notes will mature on May 15, 2027.

The notes will be convertible prior to the maturity date into cash and, if applicable, shares of the Company’s common stock, par value $0.001 per share, under certain circumstances, at an initial conversion price per share of $11.70, which represents a conversion rate of approximately 85.4701 shares of common stock per $1,000 principal amount of notes. If converted, the holders of the notes will receive an amount in cash per note equal to the lesser of (i) $1,000 and (ii) the average of the “daily conversion values” for each of the twenty consecutive trading days of the conversion reference period. “Daily conversion value” means, with respect to any trading day, the product of (1) the applicable conversion rate and (2) the volume weighted average price of the Company’s common Stock on such trading day.

The Company may redeem all or part of the notes for cash (i) at any time prior to the date on which they mature to the extent necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes or (ii) on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date.

Junior Subordinated Notes

On June 25, 2007, the Company completed the issuance and sale of $28.1 million in aggregate principal amount of TruPS issued by the Company’s wholly-owned subsidiary, Alesco Capital Trust I (the “Trust”). The TruPS mature on July 30, 2037 and may be called by the Company at par any time after July 30, 2012. The TruPS require quarterly distributions of interest by the Trust to the holders of the TruPS. Distributions will be payable quarterly at a fixed interest rate equal to 9.495% per annum through the distribution payment date on July 30, 2012 and thereafter at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. The Trust simultaneously issued 870 shares of the Trust’s common securities to the Company for a purchase price of $870.0 million, which constitutes all of the issued and outstanding common securities of the Trust.

The Trust used the proceeds from the sale of the TruPS together with the proceeds from the sale of the Common Securities to purchase $29.0 million in aggregate principal amount of unsecured junior subordinated notes due July 30, 2037 issued by the Company. The Company is permitted to redeem the junior subordinated notes on or after July 30, 2012. If the Company redeems any amount of the junior subordinated notes, the Trust must redeem a like amount of the TruPS.

The Trust is a variable interest entity pursuant to FIN No. 46R because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because the Company’s investment in the Trust’s common securities was financed directly by the Trust as a result of its loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to FIN 46R, and the Company is not the primary beneficiary of the Trust. The Trust is not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trust as a liability, and the investment in the Trust’s common securities as an asset.

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

Generally, the Company designates interest rate swap contracts as hedges at inception and determines at each reporting period whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Certain of the Company’s interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts were not designated as hedges was recorded as an unrealized gain/(loss) on derivative contracts in the consolidated statements of income/(loss).

Credit Default Swaps

During the three-month period ended June 30, 2007, the Company began to purchase credit default swap (“CDS”) contracts that are referenced to certain MBS and CDOs that are trading in the public markets. The risk management objective of the CDS contracts is to potentially offset losses on our MBS portfolio. Under the terms of the CDS, the Company agrees to make periodic payments, usually ratably over the swap term, in exchange for the agreement by the counterparty to pay an agreed upon value for a debt instrument of a specified issuer, should the issuer enter into an event of default as defined in each particular CDS contract during the swap term. The Company records both realized and unrealized changes in fair value on the CDS contracts within Unrealized gain/(loss) on credit default swaps in the consolidated statements of income/(loss).

Free-Standing Derivatives

The Company maintains off-balance sheet arrangements with investment banks that allow for short term financing of collateral prior to financing the collateral through a long term CDO transaction. Prior to the completion of certain CDO securitizations, investments are acquired by the warehouse providers in accordance with the terms of the warehouse facilities. Pursuant to the terms of the warehouse agreements, the Company receives the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, the Company is required to deposit cash collateral with the warehouse provider and as a result, the Company typically bears the first dollar risk of loss, up to the Company’s warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to the Company. The terms of the warehouse facilities generally range from three to nine months. These arrangements are deemed to be derivative financial instruments and are recorded by the Company at fair value each accounting period with the change in fair value recorded in earnings. These arrangements represent the Company’s only off-balance sheet arrangements. As of June 30, 2007, we had approximately $13.6 million of cash collateral held by warehouse providers pursuant to off-balance sheet warehouse facilities.

A summary of these arrangements is as follows:

Warehouse Facility	Warehouse Availability	Funding as of June 30, 2007	Remaining Availability	Maturity
	(dollars in thousands)
Fortis Bank N.V./S.A.	$400,000	$248,534	$151,466	July 2007
U.S. Bank National Association.	150,000	52,350	97,650	July 2007

Total	$550,000	$300,884	$249,116

The financing costs of these warehouse facilities are based on LIBOR plus spreads ranging from 60 to 100 basis points.

The table below summarizes the aggregate notional amount and estimated net fair value of the Company’s derivative instruments (amounts in thousands):

	As of June 30, 2007
	Notional	Fair Value
Cash Flow Hedges:
Interest rate swaps	$1,967,309	$(4,528)
Basis swaps	385,000	4
Free-Standing Derivatives:
Warehouse financing arrangements	13,512	1,538
Credit default swaps	58,500	11,836

Net fair value	$2,396,621	$8,850

The following table summarizes by derivative instrument type the effect on income for the following periods (amounts in thousands):

	For the six-months ended June 30, 2007		For the period from January 31, 2006 to June 30, 2006
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)
Interest rate swaps	$3,521	$3,096	$875	$2,547
Basis swaps	—	(152)	—	—
Warehouse financing arrangements	—	4,685	—	8,821
Credit default swaps	—	11,836	—	—

Net realized and unrealized gains (losses) on derivatives	$3,521	$19,465	$875	$11,368

	For the three-months ended June 30, 2007		For the three-months ended June 30, 2006
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)
Interest rate swaps	$—	$4,975	$875	$2,110
Basis swaps	—	(146)	—	—
Warehouse financing arrangements	—	2,374	—	4,753
Credit default swaps	—	11,836	—	—

Net realized and unrealized gains (losses) on derivatives	$—	$19,039	$875	$6,863

NOTE 7: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the following periods (dollars in thousands, except per share data):

	For the Three-Month Period Ended June 30, 2007	For the Three-Month Period Ended June 30, 2006	For the Six- Month Period Ended June 30, 2007	For the period from January 31, 2006 through June 30, 2006
Net income/(loss)	$(47,217)	$9,823	$(35,439)	$15,170

Weighted-average common shares outstanding—Basic	54,902,323	13,995,664	54,800,726	13,970,750
Unvested restricted common shares under the treasury stock method	—	44,405	—	35,208

Weighted-average shares outstanding—Diluted	54,902,323	14,040,069	54,800,726	14,003,258

Earnings/(loss) per share—Basic	$(0.86)	$0.70	$(0.65)	$1.09

Earnings/(loss) per share—Diluted	$(0.86)	$0.70	$(0.65)	$1.08

Anti-dilutive shares	575,956	—	853,160	—

The Company includes shares of restricted common stock issued and outstanding in its earnings per share computation as follows: shares of vested restricted common stock are included in basic weighted-average common shares and shares of unvested restricted common stock are included in the diluted weighted-average shares under the treasury stock method, unless anti-dilutive.

NOTE 8: MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Company’s Chairman of the Board and other officers serve as executive officers of Cohen, of which the Manager is an affiliate. The Manager handles the Company’s day-to-day operations, provides the Company with office facilities, and administers the Company’s business activities through the resources of Cohen. The Management Agreement was executed on January 31, 2006 between the Manager and Alesco Financial Trust and, upon the closing of the merger on October 6, 2006, the Company assumed the Management Agreement. The initial term expires on December 31, 2008 and shall be automatically renewed for a one-year term on each anniversary date thereafter unless two-thirds of the independent directors or the holders of at least a majority of the outstanding shares of common stock vote not to automatically renew the Management Agreement.

The Management Agreement provides, among other things, that in exchange for managing the day-to-day operations and administering the business activities of the Company, the Manager is entitled to receive from the Company certain fees and reimbursements, consisting of a base management fee, an incentive fee based on certain performance criteria, certain operating expenses as defined in the Management Agreement, and a termination fee if the Company decides to terminate the Management Agreement without cause or if the Manager terminates the Management Agreement due to the Company’s default. The base management fee and the incentive fee otherwise payable by the Company to the Manager pursuant to the Management Agreement are reduced by the Company’s proportionate share of the amount of any CDO and CLO collateral management fees that are paid to Cohen and its affiliates in connection with the CDOs and CLOs in which the Company invests, based on the percentage of equity it holds in such CDOs and CLOs.

During the three-month period ended June 30, 2007 and the three-month period ended June 30, 2006, the Company incurred $1.8 million and $0.4 million in base management fees and $0.1 million and $0.4 million in incentive fees, respectively. During the same periods, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $1.9 million and $0.3 million, respectively. The Company recognized share-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the Manager and Cohen of $0.7 million and $0.3 million during the three-month period ended June 30, 2007 and three-month period ended June 30, 2006, respectively. During the three-month period ended June 30, 2007, the Company granted 921,500 shares of restricted common stock to employees of the Manager and Cohen under its 2006 Long-Term Incentive Plan.

During the six-month period ended June 30, 2007 and the period from January 31, 2006 through June 30, 2006, the Company incurred $3.5 million and $0.7 million in base management fees and $0.1 million and $0.6 million in incentive fees, respectively. During the same periods, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $3.6 million and $0.4 million, respectively. The Company recognized share-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the Manager and Cohen of $1.0 million and $0.5 million during the six-month period ended June 30, 2007 and the period from January 31, 2006 through June 30, 2006, respectively. During the six-month period ended June 30, 2007, the Company granted 1,457,460 shares of restricted common stock to employees of the Manager and Cohen under its 2006 Long-Term Incentive Plan.

During the three-month period ended June 30, 2007 and the three-month period ended June 30, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $3.7 million and $0.6 million, respectively. During the same periods, Cohen earned origination, structuring and placement fees of $4.1 million and $14.9 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen received $4.5 million and $2.6 million, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

During the six-month period ended June 30, 2007 and the period from January 31, 2006 through June 30, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $6.7 million and $0.7 million, respectively. During the same periods, Cohen earned origination, structuring and placement fees of $16.7 million and $22.5 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen received $10.2 million and $7.1 million, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

Base management fees and incentive fees incurred, share-based compensation expense relating to shares of restricted common stock granted to the Manager, and collateral management fees paid to Cohen are included in related party management compensation on the consolidated statements of income/(loss). Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of income/(loss) non-investment expense category based on the nature of the expense.

During the six-month period ended June 30, 2007, the Company entered into a warehouse risk-sharing agreement with a third party investment bank for short term investment purposes. The warehouse risk-sharing agreement terminated during the period as a result of the transfer of accumulated warehoused asset-backed securities to a CDO that was structured by Cohen and its affiliates. The Company did not purchase an interest in the CDO transaction, although in consideration of the benefits that Cohen and its affiliates received upon the closing of the asset-backed security CDO, Cohen paid a one-time capital commitment fee of $1.2 million to the Company for its services as first loss provider during the warehouse period.

During the six-month period ended June 30, 2007, the Company entered into an agreement with Cohen that provided the Company with a guaranteed minimum return on its investment in an on-balance sheet TruPS warehouse facility. The agreement ensures that the Company earns a return on investment that is commensurate with the returns that the Company historically earned on off-balance sheet warehousing arrangements. Cohen receives certain benefits from the on-balance sheet warehousing structure upon the closing of a CDO transaction. During the three and six-month periods ended June 30, 2007, the Company earned $1.8 million and $3.4 million, respectively, in accordance with the terms of the arrangement and recorded the amount in net investment income.

NOTE 9: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

In connection with the leveraged loan portfolio, the Company commits to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the Company to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of June 30, 2007, the Company had committed to participate in funding approximately $24.1 million of leveraged loans.

As of June 30, 2007, the consolidated CDO entities included within the Company’s consolidated financial statements have requirements to purchase $550.5 million of additional collateral assets in order to complete the accumulation of the required amount of collateral assets. Of this amount, $433.5 million has already been advanced to consolidated CDOs through CDO notes payable and is included within restricted cash on the consolidated balance sheet as of June 30, 2007.

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

During March 2007, the Company received $0.6 million of settlements relating to litigation that had been commenced by Sunset prior to the Company’s acquisition of Sunset. The litigation is related to commercial loans that were originated by Sunset. The settlement proceeds were recorded as a purchase price allocation adjustment relating to the Sunset acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussions under the headings “Overview,” “Operating Revenue,” “Operating Expenses,” “Our Portfolio and Recent Developments,” “Critical Accounting Policies,” “Liquidity and Capital Resources,” “Inflation,” “Quantitative and Qualitative Disclosures About Market Risk” and “Off-Balance Sheet Arrangements” applied to Alesco Financial Trust and continue to apply to us following the merger because we have adopted the investment strategy previously employed by Alesco Financial Trust. In accordance with U.S. generally accepted accounting principles, or GAAP, the transaction was accounted for as a reverse acquisition, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. The terms, “the Company”, “we”, “us” and “our” refer to the operations of Alesco Financial Trust from January 31, 2006 through to October 6, 2006 and the combined operations of the merged company subsequent to October 6, 2006. “Sunset” refers to the historical operations of Sunset Financial Resources, Inc. through to the October 6, 2006 merger date.

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, constitute “forward-looking statements” within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. These risks include our failure to successfully execute our business plan, continued disruption in the U.S. credit markets generally and the mortgage loan and CDO markets particularly, our inability to gain access to additional financing, the limited availability of additional loan portfolios for future acquisition, our failure to maintain REIT status, the cost of capital, as well as the additional risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission (“SEC”). We disclaim any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including asset impairment and provision for doubtful accounts. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We are externally managed and advised by our Manager, an affiliate of Cohen. We focus on investing primarily in CDO and CLO transactions and other securitizations collateralized by assets in the following target asset classes:

•	mortgage loans, other real estate-related senior and subordinated debt securities, RMBS and CMBS;

•

subordinated debt financings originated by Cohen or third parties, primarily in the form of TruPS issued by banks, bank holding companies and insurance companies, and surplus notes issued by insurance companies; and

•

leveraged loans made to small and mid-sized companies in a variety of industries characterized by companies with relatively low volatility and overall leverage compared to their industry peers, including the consumer products and manufacturing industries.

We may also invest opportunistically from time to time in other types of investments within the Manager’s and Cohen’s areas of expertise and experience, such as mezzanine real estate loans, participations in mortgage loans, corporate tenant leases and equity interests in real estate, subject to maintaining our qualification as a REIT and our exemption from regulation under the Investment Company Act.

The credit markets in the U.S. are currently suffering significant disruption. This disruption has been particularly severe in the residential mortgage lending sector, where available liquidity, including through CDOs and other securitizations, has declined precipitously in recent weeks. This disruption directly impacts our business because our investment portfolio includes investments in CDOs collateralized by MBS. The principal U.S. rating agencies have recently downgraded large amounts of MBS and debt securities of CDOs collateralized by MBS, including MBS that are in our portfolio. Since we invest in MBS through our investments in the equity and debt securities of CDOs collateralized by MBS, our exposure to losses on our consolidated MBS portfolios is limited to our investments in such CDOs. As of June 30, 2007, the aggregate amount of our investment in CDOs collateralized by our consolidated $4.0 billion MBS portfolio was $138.9 million.

Pursuant to GAAP, we record our investments in MBS at fair value. During the quarter, we recorded a permanent impairment charge of approximately $74.4 million on our consolidated MBS portfolio. While the particular MBS that were written down have not experienced any payment defaults, we recorded a permanent impairment charge because of an increase in estimated cumulative defaults and the likelihood that we would not recover the carrying amount of certain MBS in our portfolio. This impairment charge is a direct charge against our earnings for the quarter and was the primary reason why we recognized a net loss for the quarter. The impairment charge does not negatively impact our cash flow. Based upon the information available to us at this time, we are not aware of any payment defaults in the MBS portfolio and the MBS continue to make payments in accordance with their terms.

During the quarter, we also recorded unrealized losses of approximately $89.0 million in our MBS portfolio. Unrealized losses are reflected in accumulated other comprehensive income and do not represent permanent impairments, in the judgment of management. We believe these unrealized losses occurred primarily because of interest rate volatility and the general deterioration of the macro-credit markets. Additionally, as of June 30, 2007 management determined that the subordination levels below these MBS investments adequately protect our ability to recover our investment, and that our estimates of anticipated future cash flows from the MBS investments has not been adversely impacted by the deterioration in the credit worthiness of the specific MBS issuers.

We will continue to review our MBS portfolio, as well as the other available-for-sale securities in our portfolio, to determine whether there have been additional temporary or other than temporary declines in their fair value, and there can be no assurance that we will not experience further declines in fair value given market conditions. Temporary declines, if any, would be recorded as losses within accumulated other comprehensive income in our balance sheet and would have a negative impact on our book value, which we experienced this quarter. Other than temporary declines, if any, would be recorded as an impairment charge in our consolidated statement of income and would have a negative impact on our net income, as we also experienced this quarter. Our determinations of fair value are based upon many factors, as discussed further in Note 3 of our consolidated financial statements. One factor is changes in the ratings of the securities. The ratings process is outside of our control and there can be no assurance that the rating agencies will not downgrade or place on negative watch additional securities in our portfolio. Any such rating agency action could contribute to declines in the fair value of the securities which could adversely affect our book value and/or our earnings.

During the quarter, we began to purchase credit default swap contracts that are referenced to certain mortgage-backed securities that are trading in the public markets. To date we have purchased approximately $123 million notional amount of credit default swap contracts. We have purchased these swap contracts and may purchase additional swap contracts in the future with the objective of off-setting potential losses on MBS held in our consolidated portfolio. As discussed further below, we recorded unrealized gains on these swap contracts in the second quarter, but these gains only partially offset our MBS portfolio losses. There can be no assurance that these swap contracts will offset the losses that we may suffer on our MBS portfolio.

The disruption in the credit markets has increased the costs of securitizing assets. Increased securitization costs may cause us to realize lower returns on our equity for investments in future CDOs as compared with the returns that we have realized to date on completed CDOs that have lower financing costs. If securitization costs become unacceptably high, or if securitization financing becomes unavailable, for assets that have been purchased using short-term warehouse lines, we may not be willing or able to complete a securitization for such assets. In that event, we may potentially lose the cash that we had deposited with the warehouse lender. If we are unable to deploy our capital in high-yielding CDO investments quickly or at all, we would need to find alternative investments which may be lower yielding.

Set forth below is a discussion of the material aspects of our financial reporting.

Operating Revenue

The principal sources of our operating revenue are interest and dividend income on our investments, including debt and equity interests that we purchase in CDOs and CLOs, and the positive spread from the yield on assets held on our warehouse facilities, net of interest and other financing costs under those facilities. In the three and six–month periods ended June 30, 2007, we generated net investment income of approximately $20.0 million and $37.5 million, respectively.

An important part of our operating strategy is to direct the acquisition through on and off-balance sheet warehouse facilities of assets that will ultimately be sold or contributed to CDOs, CLOs and other types of securitizations. As of June 30, 2007, we had $207.5 million of outstanding borrowings under on-balance sheet warehouse facilities that had $992.5 million of remaining available capacity and investments in off-balance sheet warehouse facilities that had $300.9 million of assets on the warehouse facility and $249.1 million of remaining capacity. During the six-month period ended June 30, 2007, we completed three CDO transactions and one CLO transaction that upon completion of the applicable ramp periods will be collateralized by approximately $2.6 billion of assets, of which a significant portion of the assets were included in warehouse facilities prior to securitization. We are required to post cash collateral to an investment bank for our off-balance sheet warehouse facilities and make contributions to special purpose entities for our on-balance sheet warehouse facilities. During a warehouse accumulation period, we generally earn all or a portion of the net positive cash flow derived from the assets acquired by our warehouse lenders or the special purpose entity, after payment to the warehouse lenders or noteholders’ of interest expense and other financing expenses. The cash collateral and equity contributions cover possible losses during the warehouse accumulation period, generally up to the amount of the cash pledged or equity contributed plus any net positive spread from the yield on assets held, should any of the assets need to be liquidated before being securitized through a CDO or CLO. Generally, we may have the right to purchase assets from the warehouse provider and special purpose entities in a liquidation in the event that a CDO or CLO is not formed or if an underlying security experiences a default or a decline in credit quality that may lead to a default. Typically our off-balance sheet warehouse facilities expire on the first to occur of the closing of a CDO or CLO or 180 days after the date of commencement of the facility. The maturity dates of our on-balance sheet warehouse facilities typically range from three to twelve months. We account for our off-balance sheet warehouse facilities as “free-standing” derivatives. During the warehouse period, our participation under an off-balance sheet facility, consisting principally of the interest spread, is reflected in our financial statements as a non-hedge derivative, which is reflected at fair value, and any unrealized gain or loss is included in our results of operations. Our participation in on-balance sheet warehouse facilities results in interest income and interest expense and related financing costs being included in our consolidated financial statements. Upon the formation of a CDO or CLO collateralized by our targeted asset classes, it is generally our intention to purchase at least 51% of the equity and consolidate the underlying assets and liabilities onto our balance sheet; however, our guidelines do not require us to do so and we may elect to purchase less than a majority interest in these CDOs and CLOs.

It is possible that future warehouse facilities that we enter into will be structured on terms that are different from the terms of the warehouse facilities described above.

Additionally, we seek to finance our residential prime mortgage loans, leveraged loans and MBS assets on a long-term basis through securitizations and initially may finance these assets with short-term repurchase agreements. During the quarter, we completed a securitization of substantially all of our existing residential mortgage loans by contributing the assets to a pass-through securitization entity (or trust) that issued debt securities in the capital markets collateralized by the mortgage loans held by the trust. The residential mortgage loans held by the trust are included in our consolidated financial statements. As of June 30, 2007, the Company is not financing any residential mortgage loans or MBS with short-term repurchase agreements.

Operating Expenses

Our principal operating expenses are interest and other financing expenses relating to our CDO and warehouse facility financing strategies, base and incentive fees under our external management agreement, director fees, professional fees, such as legal and accounting fees, and expenses resulting from grants of equity awards to our affiliates’ employees, executive officers, directors and other key personnel. Affiliates of our Manager provide ongoing collateral management services to CDOs and CLOs in which we invest under collateral management agreements. The collateral management fees are an administrative cost of and are paid by the CDO or CLO. Our pro rata share of these collateral management fees are credited against the base and incentive fees owed to our Manager, up to an amount equal to 100% of the base and incentive management fees payable under our management agreement, which we assumed from Alesco Financial Trust upon consummation of the merger. See “Item 1—Business—Management Agreement” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our Portfolio and Recent Developments

The following table summarizes our investment portfolio as of June 30, 2007:

	Amortized Cost	Estimated Fair Value	Percentage of Total Portfolio	Weighted Average Interest Rate
	(Dollars in thousands)
Investment in securities and security-related receivables:
TruPS and subordinated debentures	$4,236,006	$4,366,133	39.6%	7.1%
Mortgage-backed securities	3,924,232	3,769,818	36.7%	5.9%
Security-related receivables	736,342	765,060	6.9%	7.7%

Total investment in securities and security-related receivables	$8,896,580	$8,901,011	83.2%	6.6%

Investment in residential and commercial mortgages and leveraged loans:
Residential mortgages	$1,117,239	$1,107,018	10.4%	6.4%
Commercial mortgages(1)	9,500	9,500	0.1%	21.0%
Leveraged loans	672,662	668,104	6.3%	8.9%

Total investment in residential and commercial mortgages and leveraged loans	$1,799,401	$1,784,622	16.8%	7.3%

Total Investments	$10,695,981	$10,685,633	100.0%	6.8%

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

The Company has obtained long-term financing of certain investments in its target asset classes through the closing of the following CDO transactions during the six–month period ended June 30, 2007:

•

On March 29, 2007, the Company closed “Alesco Preferred Funding XV, Ltd.,” a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. We retained approximately $28.8 million of the preference shares of Alesco Preferred Funding XV, Ltd., which results in a 74% interest in the preference shares. Alesco Preferred Funding XV, Ltd. received commitments for $642.0 million of CDO notes, which are to be collateralized by approximately $667.0 million of TruPS and surplus notes.

•

On June 28, 2007, the Company closed “Alesco Preferred Funding XVI, Ltd.,” a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. We retained approximately $19.5 million of the preference shares of Alesco Preferred Funding XVI, Ltd., which results in a 75% interest in the preference shares. Alesco Preferred Funding XVI, Ltd. received commitments for $482.8 million of CDO notes, which are to be collateralized by approximately $503 million of TruPS and surplus notes.

•

On February 28, 2007, the Company closed “Kleros Real Estate CDO IV, Ltd.,” a CDO securitization that provides financing for investments in MBS. We have retained $12.0 million of the preference shares of Kleros Real Estate CDO IV, Ltd. and $18.0 million in the Class D and Class E CDO notes, which results in a 100% interest in the preference shares. Kleros Real Estate CDO IV, Ltd. received commitments for approximately $970.0 million of CDO notes, which are to be collateralized by approximately $1.0 billion of MBS.

•

On March 15, 2007, the Company closed “Emporia Preferred Funding III, Ltd.,” a CDO securitization that provides financing for investments in leveraged loans. We have retained $31.0 million of the preference shares of Emporia Preferred Funding III, Ltd., which results in a 79% interest in the preference shares. Emporia Preferred Funding III, Ltd. received commitments for $375.8 million of CDO notes, which are to be collateralized by approximately $400 million of leveraged loans.

Mortgage Loans. As of June 30, 2007, we owned approximately $1.1 billion aggregate principal amount of residential prime mortgage loans with a weighted-average FICO score of 735. There is no subprime exposure within the residential mortgage portfolio. We completed a securitization of substantially all of our existing residential mortgage loans by contributing the assets to a pass-through securitization entity (or trust) that issued debt securities in the capital markets collateralized by the mortgage loans held by the trust. The residential mortgage loans held by the trust are included in our consolidated financial statements. We used the proceeds of the securitization to repay in full a short-term repurchase agreement that we had used to finance the portfolio on a temporary basis. As of June 30, 2007, the Company is not financing any residential mortgage loans with short-term repurchase agreements.

Mortgage-backed Securities. As of June 30, 2007, our investments in real estate securities consisted of approximately $3.9 billion in MBS collateralizing the consolidated Kleros Real Estate CDOs. During the three-month period ended June 30, 2007, the Company wrote down to fair market value 21 MBS, which consisted of 18 second-lien position MBS, 2 MBS that are collateralized by residential mortgage loans with a weighted average borrower FICO score of less than 625 and 1 MBS that is collateralized by residential mortgage loans with a weighted average FICO score between 625 and 699. The Company recorded other-than-temporary impairments of $68.9 million in its consolidated MBS portfolio. Additionally, during the three-month period ended June 30, 2007 the Company recorded a $5.5 million impairment on other non-consolidated CDO investments that are primarily collateralized by MBS. Although none of the securities which were written down has experienced a payment default, the Company recorded other-than-temporary impairments primarily because of significant increases in the estimated cumulative default rates of the underlying collateral of the respective MBS, which resulted in significant decreases to the Company’s estimates of the future cash flows of the respective MBS. Other-than-temporary impairments are recorded within impairment on investments in the consolidated statement of income/(loss).

As of June 30, 2007, the Company has recorded unrealized losses on MBS of approximately $154.4 million within accumulated other-comprehensive loss in its consolidated financial statements.

The following table summarizes ratings of our available-for-sale MBS investments included in our Kleros Real Estate CDOs (categorized based on fair value as of June 30, 2007) as rated by Standard & Poor’s (“S&P) as of July 31, 2007:

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second-Lien per Rating Category	% of Second-Lien per Rating Category
	(dollars in thousands)
AAA	$809,373	21.6%	$10,464	0.9%	$6,063	1.3%
AA+	558,811	14.9%	124,828	11.1%	61,652	13.3%
AA	533,655	14.2%	79,303	7.1%	95,878	20.6%
AA-	231,746	6.2%	91,796	8.2%	15,645	3.4%
A+	549,853	14.6%	268,328	23.9%	74,105	15.9%
A	475,773	12.7%	241,654	21.6%	65,911	14.2%
A-	247,298	6.6%	119,119	10.7%	67,985	14.6%
BBB+	195,257	5.2%	125,927	11.2%	32,964	7.1%
BBB	118,032	3.1%	50,281	4.5%	18,779	4.0%
BBB-and below	35,183	0.9%	9,015	0.8%	26,168	5.6%

Total	$3,754,981	100.0%	$1,120,715	100.0%	$465,150	100.0%

(1)	We generally consider a loan to a borrower with a credit score of less than 625 to be a sub-prime loan.

During the three-months ended June 30, 2007 and through July 31, 2007, 35 MBS, with an aggregate principal amount of $188.3 million were downgraded by rating agencies and 10 MBS with an aggregate principal amount of $53.0 million were placed on negative watch by rating agencies. These amounts represented 4.7% and 1.3%, respectively, of the aggregate principal amount of our MBS portfolio at June 30, 2007. As a result of the recent rating agencies downgrade activity the Company has 16 MBS with an aggregate principal amount of $87.5 million or 2.2% of the aggregate principal amount of our MBS portfolio at June 30, 2007, that are below investment grade. Thirty-two of the MBS that have been downgraded to date are collateralized by loans to subprime borrowers and second lien loans. The Company is not aware of any payment defaults in the MBS portfolio and all of the MBS investments are currently cash flowing.

During the three-month period ended June 30, 2007, we purchased CDS contracts totalling $58.5 million that are referenced to certain MBS and CDOs that are trading in the public markets. The risk management objective of the CDS contracts is to potentially offset losses on MBS held in our consolidated CDO entities. Under the terms of the CDS, we agree to make periodic payments, usually ratably over the swap term, in exchange for the agreement by the other counterparty to pay an agreed upon value for a debt instrument of a specified issuer, should the issuer enter into an event of default as defined in each particular CDS contract during the swap term. During the three-month period ended June 30, 2007, the Company recorded within earnings an approximate $11.8 million unrealized gain on CDS contracts within its consolidated financial statements.

Our MBS portfolio is financed on a long-term basis with CDO notes payable. We are not financing any MBS investments with short-term repurchase agreements at June 30, 2007.

TruPS and Surplus Notes. We utilize CDOs to finance our investments in banks, bank holding companies and insurance companies, primarily in the form of TruPS or surplus notes, most of which are originated by Cohen through relationships with third party broker-dealers. As of June 30, 2007, we had investments in approximately $5.1 billion of TruPS and subordinated debentures. As of June 30, 2007, we recorded an unrealized gain within other comprehensive income/(loss) of approximately $83.7 million on the TruPS and subordinated debentures that are consolidated in our financial statements.

Leveraged Loans. We invest in debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of June 30, 2007, we had investments in approximately $672.7 million of leveraged loans.

Total Indebtedness. As of June 30, 2007 the Company’s consolidated financial statements included total indebtedness of $10.8 million. Total indebtedness includes recourse indebtedness of $189.6 million and $10.6 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the equity that the Company has invested in the preference shares or debt of the CDO, CLO or other types of securitization structures.

Stockholders’ Equity. As of June 30, 2007 the Company’s consolidated financial statements included total stockholders’ equity of $376.7 million. On June 25, 2007, the Company completed a public offering of 8,000,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.25 per share, before placement fees and offering costs. Additionally, during the three-month period ended June 30, 2007, the Company repurchased 3,410,600 shares of its common stock at $9.55 per share. As of June 30, 2007, accumulated other comprehensive loss includes unrealized gains of $115.8 million relating to our TruPS portfolio and derivative instruments and unrealized losses of ($154.4) million relating to our MBS portfolio. During the six-month period ended June 30, 2007, the Company reclassified $68.9 million of other-than-temporary impairments on our MBS portfolio from accumulated other comprehensive loss to earnings.

Investors should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a detailed discussion of the following items:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our mortgage portfolio,

•	competition, and

•	other market developments.

In addition to the discussion above under “Overview” see discussion of trends affecting our business under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends That May Affect Our Business” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Adjusted Earnings

We define adjusted earnings as net income/(loss) available to common stockholders, determined in accordance with GAAP, adjusted for the following non-cash items: non-cash equity compensation, provision for loan losses, realized and unrealized (gains)/losses on derivative contracts, impairments on investments, amortization of deferred financing costs, and realized (gains)/losses on sale of capital assets, net of derivative contract gains or losses. Adjusted Earnings is a non-GAAP financial measurement and does not purport to be an alternative to reported net income/(loss) determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.

Management views adjusted earnings as a useful and appropriate supplement to net income/(loss) and earnings/(loss) per share because it enables management to evaluate our operating performance without the effects of certain adjustments in accordance with GAAP that management believes may not have a direct financial impact on our current operating performance. The most significant GAAP adjustments that we exclude in determining adjusted earnings are provision for loan losses, non-cash equity compensation, realized and unrealized (gains)/losses on derivative contracts, impairments on investments, and amortization of deferred financing costs. Each of these items is typically a non-cash charge. As a specialty finance company that focuses on investing in TruPS, leveraged loans, residential mortgage loans and mortgage-backed securities, we record significant amortization of deferred financing costs associated with our CDO financing strategy and significant provision for loan losses associated with our leveraged loans and residential mortgage loans. Additionally, GAAP requires us to record in the income statement certain unrealized changes in the fair value of derivative contracts that hedge our indebtedness. Provision for loan losses, non-cash equity compensation, realized and unrealized (gains)/losses on derivative contracts, impairments on investments, and amortization of deferred financing costs do not affect our daily operations, but they do impact our financial results under GAAP. By measuring our performance using adjusted earnings and net income/(loss), we are able to evaluate how our business is performing both before and after giving effect to recurring GAAP adjustments such as those mentioned above and excluding gains or losses from the sale of capital assets that will no longer be part of investment portfolio.

Adjusted earnings should not be considered as an alternative to net income/(loss) or cash flows from operating activities (each computed in accordance with GAAP). Instead, adjusted earnings should be reviewed in connection with net income/(loss) and cash flows from operating, investing and financing activities in our consolidated financial statements to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

The table below reconciles the differences between reported net income/(loss) and adjusted earnings for the following periods (amounts in thousands, except share and per share information):

	For the Three-Month Period Ended June 30, 2007	For the Three-Month Period Ended June 30, 2006	For the Six-Month Period Ended June 30, 2007	For the Period from January 31, 2006 through June 30, 2006
Net income/(loss), as reported	$(47,217)	$9,823	$(35,439)	$15,170
Add (deduct):
Provision for loan losses	2,751	11	4,420	139
Non-cash equity compensation	661	286	1,018	477
Realized and unrealized (gains)/losses on derivative contracts	(15,890)	(5,342)	(14,105)	(8,375)
Impairment on investments	74,443	—	74,443	—
Realized losses on sale of capital assets, net of realized derivative gains	735	(20)	868	(20)
Amortization of deferred financing costs	1,457	301	2,973	301

Adjusted Earnings	$16,940	$5,059	$34,178	$7,692
Adjusting Earnings per share—diluted:
Diluted adjusted earnings per share	$0.31	$0.36	$0.61	$0.55

Weighted-average shares outstanding—Diluted	55,478,279	14,040,069	55,653,886	14,003,258

Results of Operations

The merger transaction between Alesco Financial Trust and Sunset was accounted for as a reverse acquisition in accordance with GAAP, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date.

Comparison of the Three-Month Period Ended June 30, 2007 to the Three-Month Period Ended June 30, 2006

Net income/(loss). Our net income decreased approximately $57.0 million, to a net loss of approximately ($47.2) million for the three-month period ended June 30, 2007 from net income of approximately $9.8 million for the three-month period ended June 30, 2006. Our net loss for the three-month period ended June 30, 2007 was primarily attributable to net investment income generated by our investments in TruPS, MBS and leveraged loans, investments in residential mortgages, and realized gains on derivative contracts, which were offset by impairment charges on investments of approximately $74.4 million. Our net income for the three-month period ended June 30, 2006 was primarily attributable to net investment income generated by our investments in TruPS, residential mortgages and leveraged loans, MBS, and through net interest income from a TruPS-related off-balance sheet warehouse facility.

Net investment income. Our net investment income increased approximately $13.3 million to approximately $20.0 million for the three-month period ended June 30, 2007 from approximately $6.7 million for the three-month period ended June 30, 2006. The table below summarizes net investment income by investment type for the following periods:

For the Three-Month Period Ended June 30, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Net Investment Income
	(in thousands)
Investment in residential and commercial mortgages and leveraged loans	$30,452	$(24,098)	$6,354
Investments held by CDO entities and Trust VIEs	84,797	(73,544)	11,253
Investments in mortgage-backed securities	58,084	(55,291)	2,793
Provision for loan loss	—	—	(3,285)
Change in fair value of free-standing derivatives	—	—	2,849

Total	$173,333	$(152,933)	$19,964

For the Three-Month Period Ended June 30, 2006

Investment Type	Investment Interest Income	Investment Interest Expense	Net Investment Income
	(in thousands)
Investment in residential and leveraged loans	$8,076	$(6,303)	$1,773
Investments held by CDO entities and Trust VIEs	20,938	(17,665)	3,273
Investments in mortgage-backed securities	10,660	(9,825)	835
Provision for loan loss	—	—	77
Change in fair value of free-standing derivatives	—	—	711

Total	$39,674	$(33,793)	$6,669

Our investment interest income increased approximately $133.6 million to approximately $173.3 million for the three-month period ended June 30, 2007 from approximately $39.7 million for the three-month period ended June 30, 2006. The increase in investment interest income is attributable to the approximate $7.7 billion increase in interest earning assets in our target asset classes since June 30, 2006. We had total investments in our target asset classes of approximately $10.7 billion as of June 30, 2007 as compared to approximately $3.0 billion as of June 30, 2006.

Our investment interest expense increased approximately $119.1 million to approximately $152.9 million for the three-month period ended June 30, 2007 from approximately $33.8 million for the three-month period ended June 30, 2006. The increase in investment interest expense is attributable to the approximate $7.9 billion increase in interest bearing liabilities that are financing our interest earning assets acquired since June 30, 2006. We had total indebtedness of approximately $10.8 billion as of June 30, 2007 as compared to approximately $2.9 billion as of June 30, 2006.

Our provision for loan loss relates to investments in residential and commercial mortgages and leveraged loans. The provision for loan loss increased by approximately $3.2 million, to $3.3 million for the three-month period ended June 30, 2007 from approximately $0.1 million for the three-month period ended June 30, 2006. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

In the three-month period ended June 30, 2007, net investment income included the impact of changes in the fair value of free-standing derivatives relating to our interests in off-balance sheet warehouse facilities of approximately $1.0 million and approximately $1.8 million earned on an agreement with Cohen that provides the Company with a guaranteed minimum return on its investment in an on-balance sheet TruPS warehouse facility. Cohen is the manager of the assets held on the warehouse facility. In the three-month period ended June 30, 2006, net investment income included the impact of changes in the fair value of free-standing derivatives relating to our interests in off-balance sheet warehouse facilities of approximately $0.7 million.

Expenses. Our non-investment expenses increased by approximately $5.6 million, to $7.3 million for the three-month period ended June 30, 2007 from approximately $1.7 million for the three-month period ended June 30, 2006. During the same periods these non-investment expenses consisted of related party management compensation of $4.3 million and $1.4 million, respectively, and general and administrative expenses of $3.0 million and $0.3 million, respectively. During the three-month period ended June 30, 2007 and the three-month period ended June 30, 2006, the Company incurred $1.8 million and $0.4 million in base management fees and $0.1 million and $0.4 million in incentive fees, respectively. During the same periods, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $1.9 million and $0.3 million, respectively. The Company recognized share-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the Manager and Cohen of $0.7 million and $0.3 million during the three-month period ended June 30, 2007 and the three-month period ended June 30, 2006, respectively. During the three-month period ended June 30, 2007, the Company granted 921,500 shares of restricted common stock to employees of the Manager and Cohen under its 2006 Long-Term Incentive Plan. During the three-month period ended June 30, 2007 and the three-month period ended June 30, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $3.7 million and $0.6 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen provides for CDOs. The increase in related party management compensation is primarily attributable to the increase in investments financed through CDO transactions and the collateral manager fees incurred by these consolidated CDO entities. We expect that non-investment expenses may increase as we continue to increase our operations.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, audit and audit-related fees, tax compliance services, and consulting fees relating to compliance with the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”).

Interest and other income. Our interest and other income increased by approximately $4.6 million, to $5.5 million for the three-month period ended June 30, 2007 from approximately $0.9 million for the three-month period ended June 30, 2006. This increase is primarily attributable to $5.3 million of interest earned on increased amounts of cash held on deposit with financial institutions and interest earned on restricted cash of our consolidated CDO entities.

Realized gains on derivative contracts. During the three-month period ended June 30, 2007, the Company realized a $0.5 million loss on a warehouse financing arrangement relating to off-balance sheet MBS assets that were acquired during the quarter. During the three-month period ended June 30, 2006 the Company realized $7.7 million of gains on derivative contracts. The gains consisted of $6.8 million realized as a result of the Company’s termination of its MBS credit agreement during the three months ended June 30, 2006 and $0.9 million realized as a result of terminating an interest rate swap contract in connection with the residential mortgage loan sale described above. The Company has accounted for the interest rate swap contracts entered into by the lender of the MBS credit agreement as an embedded derivative within the consolidated financial statements. These amounts were reclassified from unrealized gains on interest rate swaps during the three months ending June 30, 2006 as a result of the termination of the respective interest rate swap contracts.

Unrealized gains/(losses) on derivative contracts. During the three-month period ended June 30, 2007 and the three-month period ended June 30, 2006, we recorded unrealized gains/(losses) on derivative contracts of $4.8 million and ($0.7) million, respectively. Certain of our interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts are not designated as hedges is recorded as an unrealized gain on derivative contracts in the statement of income/(loss).

Unrealized gain on credit default swaps. During the three-month period ended June 30, 2007, we began to purchase CDS contracts that are referenced to certain MBS and CDOs that are trading in the public markets. The risk management objective of the CDS contracts is to potentially offset losses on MBS held in our consolidated CDO entities. Under the terms of the CDS, we agree to make periodic payments, usually ratably over the swap term, in exchange for the agreement by the other counterparty to pay an agreed upon value for a debt instrument of a specified issuer, should the issuer enter into an event of default as defined in each particular CDS contract during the swap term. During the three-months ended June 30, 2007, the Company recorded an approximate $11.8 million unrealized gain on CDS contracts within its consolidated financial statements.

Impairment on investments. During the three-month period ended June 30, 2007, the Company wrote down to fair market value 21 MBS, which consisted of 18 second-lien position MBS, 2 MBS that are collateralized by residential mortgage loans with a weighted average borrower FICO score of less than 625 and 1 MBS that is collateralized by residential mortgage loans with weighted average FICO scores between 625 and 699. The Company recorded other-than-temporary impairments of $68.9 million in its consolidated MBS portfolio. Additionally, during the three-month period ended June 30, 2007 the Company recorded a $5.5 million impairment on other non-consolidated CDO investments that are primarily collateralized by MBS. Although none of the securities which were written down has experienced a payment default, the Company recorded other-than-temporary impairments primarily because of significant increases in the estimated cumulative default rates of the underlying collateral of the respective MBS, which resulted in significant decreases to the Company’s estimates of the future cash flows of the respective MBS. Other-than-temporary impairments are recorded within impairment on investments in the consolidated statement of income/(loss).

Realized loss on sale of assets. During the three-month period ended June 30, 2007, the Company sold MBS with a par value of approximately $87.1 million and recorded a $0.7 million loss on the sale of assets. During the three month period ended June 30, 2006, the Company sold approximately $87 million of 7/1 adjustable rate residential mortgages at a loss of $0.9 million. In connection with the sale of the residential mortgages, the Company terminated an interest rate swap contract and recorded a gain of $0.9 million in earnings.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests increased approximately $4.1 million to approximately $6.1 million for the three-month period ended June 30, 2007 as compared to approximately $2.0 million for the three-month period ended June 30, 2006. This increase is primarily attributable to our investment in additional CDO transactions. Our ownership of consolidated CDOs ranged from 55.0% to 79.0% of the preferred shares issued by each CDO.

Provision for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. Provision for income taxes was approximately $0.2 million for both the three-month period ended June 30, 2007 and 2006.

Comparison of the Six-Month Period Ended June 30, 2007 to the Period from January 31, 2006 through June 30, 2006

Net income/(loss). Our net income decreased approximately $50.6 million, to a net loss of approximately ($35.4) million for the six-month period ended June 30, 2007 from net income of approximately $15.2 million for the period from January 31, 2006 through June 30, 2006. Our net loss for the six-month period ended June 30, 2007 was primarily attributable to net investment income generated by our investments in TruPS, MBS and leveraged loans, investments in residential mortgages, and realized gains on derivative contracts, which were offset by impairment on investments of approximately $74.4 million. Our net income for the period from January 31, 2006 through June 30, 2006 was primarily attributable to net investment income generated by our investments in TruPS, residential mortgages and leveraged loans, MBS, and through net interest income from a TruPS-related off-balance sheet warehouse facility.

Net investment income. Our net investment income increased approximately $28.2 million to approximately $37.5 million for the six-month period ended June 30, 2007 from approximately $9.3 million for the period from January 31, 2006 through June 30, 2006. The table below summarizes net investment income by investment type for the following periods:

For the Six-Month Period Ended June 30, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Net Investment Income
	(in thousands)
Investment in residential and commercial mortgages and leveraged loans	$65,501	$(49,605)	$15,896
Investments held by CDO entities and Trust VIEs	159,113	(142,946)	16,167
Investments in mortgage-backed securities	110,037	(104,279)	5,758
Provision for loan loss	—	—	(5,459)
Change in fair value of free-standing derivatives	—	—	5,160

Total	$334,651	$(296,830)	$37,522

For the Period from January 31, 2006 Through June 30, 2006

Investment Type	Investment Interest Income	Investment Interest Expense	Net Investment Income
	(in thousands)
Investment in residential and leveraged loans	$11,489	$(8,875)	$2,614
Investments held by CDO entities and Trust VIEs	26,618	(23,007)	3,611
Investments in mortgage-backed securities	13,512	(12,347)	1,165
Provision for loan loss	—	—	(51)
Change in fair value of free-standing derivatives	—	—	1,996

Total	$51,619	$(44,229)	$9,335

Our investment interest income increased approximately $283.1 million to approximately $334.7 million for the six-month period ended June 30, 2007 from approximately $51.6 million for the period from January 31, 2006 through June 30, 2006. The increase in investment interest income is attributable to the approximate $7.7 billion increase in interest earning assets in our target asset classes since June 30, 2006. We had total investments in our target asset classes of approximately $10.7 billion as of June 30, 2007 as compared to approximately $3.0 billion as of June 30, 2006.

Our investment interest expense increased approximately $252.6 million, to approximately $296.8 million for the six-month period ended June 30, 2007 from approximately $44.2 million for the period from January 31, 2006 through June 30, 2006. The increase in investment interest expense is attributable to the approximate $6.9 billion increase in interest bearing liabilities that are financing our interest earning assets acquired since June 30, 2006. We had total indebtedness of approximately $10.8 billion as of June 30, 2007 as compared to approximately $2.9 billion as of June 30, 2006.

Our provision for loan loss relates to investments in residential and commercial mortgages and leveraged loans. The provision for loan loss increased by approximately $5.4 million, to $5.5 million for the six-month period ended June 30, 2007 from approximately $0.1 million for the period from January 31, 2006 through June 30, 2006. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

In the six-month period ended June 30, 2007, net investment income included the impact of changes in the fair value of free-standing derivatives relating to our interests in off-balance sheet warehouse facilities of approximately $1.8 million and approximately $3.4 million earned on an agreement with Cohen that provides the Company with a guaranteed minimum return on its investment in an on-balance sheet TruPS warehouse facility. Cohen is the manager of the assets held on the warehouse facility. In the period from January 31, 2006 through June 30, 2006, net investment income included the impact of changes in the fair value of free-standing derivatives relating to our interests in off-balance sheet warehouse facilities of approximately $2.0 million.

Expenses. Our non-investment expenses increased by approximately $10.6 million, to $13.1 million for the six-month period ended June 30, 2007 from approximately $2.5 million for the period from January 31, 2006 through June 30, 2006. During the same periods these non-investment expenses consisted of related party management compensation of $7.7 million and $2.0 million, respectively, and general and administrative expenses of $5.4 million and $0.4 million, respectively. During the six-month period ended June 30, 2007 and the period from January 31, 2006 through June 30, 2006, the Company incurred $3.5 million and $0.7 million in base management fees and $0.1 million and $0.6 million in incentive fees, respectively. During the same periods, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $3.6 million and $0.4 million, respectively. The Company recognized share-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the Manager and Cohen of $1.0 million and $0.5 million during the six-month period ended June 30, 2007 and the period from January 31, 2006 through June 30, 2006, respectively. During the six-month period ended June 30, 2007, the Company granted 1,457,460 shares of restricted common stock to employees of the Manager and Cohen under its 2006 Long-Term Incentive Plan. During the six-month period ended June 30, 2007 and the period from January 31, 2006 through June 30, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $6.7 million and $0.7 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen provides for CDOs. The increase in related party management compensation is primarily attributable to the increase in investments financed through CDO transactions and the collateral manager fees incurred by these consolidated CDO entities. We expect that non-investment expenses may increase as we continue to increase our operations.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income increased by approximately $9.8 million, to $11.5 million for the six-month period ended June 30, 2007 from approximately $1.7 million for the period from January 31, 2006 through June 30, 2006. This increase is primarily attributable to $9.9 million of interest earned on increased amounts of cash held on deposit with financial institutions and interest earned on restricted cash of our consolidated CDO entities. Additionally, during the six-month period ended June 30, 2007, the Company entered into a warehouse risk-sharing agreement with a third party investment bank for short term investment purposes. The warehouse risk-sharing agreement terminated during the period as a result of the transfer of accumulated warehoused asset-backed securities to a CDO that was structured by Cohen and its affiliates. The Company did not purchase an interest in the CDO transaction, although in consideration of the benefits that Cohen and its affiliates received upon the closing of the asset-backed security CDO, Cohen paid a one-time capital commitment fee of $1.2 million to the Company for its services as first loss provider during the warehouse period.

Realized gains on derivative contracts. During the six-month period ended June 30, 2007, the Company realized a $0.5 million loss on a warehouse financing arrangement relating to off-balance sheet MBS assets that were acquired during the quarter. Additionally, during the six-month period ended June 30, 2007, we recorded $3.5 million of gains as a result of the termination of interest rate swap contracts in connection with the sale of investments in residential mortgages during the period. During the period from January 31, 2006 through June 30, 2006, the Company realized $7.7 million of gains on derivative contracts. The gains consisted of $6.8 million realized as a result of the Company’s termination of its MBS credit agreement and $0.9 million realized as a result of terminating an interest rate swap contract in connection with the residential mortgage loan sale. The Company has accounted for the interest rate swap contracts entered into by the lender of the MBS credit agreement as an embedded derivative within the consolidated financial statements. These amounts were reclassified from unrealized gains on interest rate swaps during the three months ending June 30, 2006 as a result of the termination of the respective interest rate swap contracts.

Unrealized gains on derivative contracts. During the six-month period ended June 30, 2007 and the period from January 31, 2006 through June 30, 2006, we recorded an unrealized gain on derivative contracts of $2.9 million and $2.5 million, respectively. Certain of our interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts are not designated as hedges is recorded as an unrealized gain on derivative contracts in the statement of income/(loss).

Unrealized gain on credit default swaps. During the six-month period ended June 30, 2007, we began to purchase CDS contracts that are referenced to certain MBS and CDOs that are trading in the public markets. The risk management objective of the CDS contracts is to potentially offset losses on MBS held in our consolidated CDO entities. Under the terms of the CDS, we agree to make periodic payments, usually ratably over the swap term, in exchange for the agreement by the other counterparty to pay an agreed upon value for a debt instrument of a specified issuer, should the issuer enter into an event of default as defined in each particular CDS contract during the swap term. During the six-months ended June 30, 2007, the Company recorded an approximate $11.8 million unrealized gain on CDS contracts within its consolidated financial statements.

Impairment on investments. During the six-month period ended June 30, 2007, the Company wrote down to fair market value 21 MBS, which consisted of 18 second-lien position MBS, 2 MBS that are collateralized by residential mortgage loans with a weighted average borrower FICO score of less than 625 and 1 MBS that is collateralized by residential mortgage loans with weighted average FICO scores between 625 and 699. The Company recorded other-than-temporary impairments of $68.9 million in its consolidated MBS portfolio. Additionally, during the three-month period ended June 30, 2007, the Company recorded a $5.5 million impairment on other non-consolidated CDO investments that are primarily collateralized by MBS. Although none of the securities which were written down has experienced a payment default, the Company recorded other-than-temporary impairments primarily because of significant increases in the estimated cumulative default rates of the underlying collateral of the respective MBS, which resulted in significant decreases to the Company’s estimates of the future cash flows of the respective MBS. Other-than-temporary impairments are recorded within impairment on investments in the consolidated statement of income/(loss).

Realized loss on sale of investments. During the six-month period ended June 30, 2007, we recorded losses on the sale of investments of approximately $4.4 million. During the period we sold approximately $517.6 million of adjustable rate residential mortgages at a loss of approximately $2.0 million. Additionally, during the period our consolidated CDO entities that are collateralized by MBS sold approximately $85.7 million of investment securities and realized a net loss of approximately $2.4 million. During the six month period ended June 30, 2006, the Company sold approximately $87 million of 7/1 adjustable rate residential mortgages at a loss of $0.9 million. In connection with the sale of the residential mortgages, the Company terminated an interest rate swap contract and recorded a gain of $0.9 million in earnings.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests increased approximately $7.3 million to approximately $9.7 million for the six-month period ended June 30, 2007 as compared to approximately $2.4 million for the period from January 31, 2006 through June 30, 2006. This increase is primarily attributable to our investment in additional CDO transactions. Our ownership of consolidated CDOs ranged from 55.0% to 79.0% of the preferred shares issued by each CDO.

Provision for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. Provision for income taxes increased approximately $0.2 million to approximately $0.6 million for the six-month period ended June 30, 2007 as compared to approximately $0.4 million for the period from January 31, 2006 through June 30, 2006. This increase is primarily attributable to additional taxable income generated at our domestic TRSs during the six-month period ended June 30, 2007 as compared to the period from January 31, 2006 through June 30, 2006.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We believe our available cash balances, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements for the next twelve months, but our ability to grow our business will be limited by our ability to obtain future financing, as discussed below. Over the next twelve months, we expect that our external management fees payable to our Manager under our management agreement will be substantially offset by the collateral management fee credits that we earn. We do not anticipate incurring significant costs payable under our management agreement. We are currently financing our TruPS, MBS and leveraged loan portfolio with warehouse facilities, repurchase agreements and CDO notes payable. We completed a securitization of our existing residential mortgage loans by contributing the assets to a pass-through securitization entity (or trust) that issued debt securities in the capital markets collateralized by the mortgage loans held by the trust. The residential mortgage loans held by the trust are included in our consolidated financial statements. As of June 30, 2007, the Company is not financing any residential mortgage loans with short-term repurchase agreements. Should our liquidity needs exceed our available sources of liquidity, we believe that certain securities in which we have invested could be sold or utilized in a repurchase agreement to raise additional cash. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected.

During the six-month period ended June 30, 2007, the Company completed the following debt and equity transactions:

•

On May 15, 2007 and June 13, 2007, the Company sold $140 million aggregate principal amount of contingent convertible senior notes. The notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsubordinated, unsecured indebtedness. The notes are subordinated in right of payment to the Company’s existing and future secured indebtedness to the extent of such security, and structurally subordinated to any liabilities and other indebtedness of the Company’s subsidiaries. The notes will bear interest at an annual rate of 7.625%. The notes will mature on May 15, 2027. The Company received net proceeds of approximately $136.6 million from this transaction.

•

On June 25, 2007, the Company completed the issuance and sale of $28.1 million in aggregate principal amount of TruPS issued by the Company’s wholly-owned subsidiary, Alesco Capital Trust I (the “Trust”). The TruPS mature on July 30, 2037 and may be called by the Company at par any time after July 30, 2012. The TruPS require quarterly distributions of interest by the Trust to the holders of the TruPS. Distributions will be payable quarterly at a fixed interest rate equal to 9.495% per annum through the distribution payment date on July 30, 2012 and thereafter at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. The Company received net proceeds of approximately $26.6 million from this transaction.

•

On June 25, 2007, the Company closed a public offering of 8,000,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.25 per share, before placement fees and offering costs. The Company received net proceeds of approximately $72.0 million from this transaction.

•

On June 29, 2007, AFN completed a securitization of substantially all of its existing residential mortgage loans by contributing the assets to a pass-through securitization entity (or trust) that issued debt securities in the capital markets collateralized by the mortgage loans held by the trust. The residential mortgage loans held by the trust are included in our consolidated financial statements. We used $1.1 billion of proceeds from the securitization to repay in full short-term repurchase agreements that we had used to finance the portfolio on a temporary basis. As of June 30, 2007, the Company is not financing any residential mortgage loans with short-term repurchase agreements.

As of June 30, 2007, the Company’s consolidated financial statements include $113.7 million of cash and cash equivalents. The Company utilized approximately $53 million of the net proceeds from the debt and equity transactions described above to pay down previously existing short-term debt arrangements. Additionally, in connection with the $140 million convertible debt offering the Company utilized $32.6 million of the proceeds to repurchase 3,410,600 shares of its common stock at $9.55 per share. The Company has utilized and plans to continue to utilize the net proceeds from these offerings to opportunistically invest in the target asset classes.

As of June 30, 2007, the Company’s consolidated financial statements included total indebtedness of $10.8 billion. Total indebtedness includes recourse indebtedness of $189.6 million and $10.6 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the equity that the Company has invested in the preference shares or debt of the CDO, CLO or other types of securitization structures.

Our primary cash needs include the ability to:

•	distribute earnings to maintain our qualification as a REIT;

•	pay costs of borrowings, including interest on such borrowings and expected CDO, CLO and other securitization debt;

•	pay base and incentive fees to our Manager;

•	fund investments and operating expenses; and

•	pay federal, state and local taxes of our domestic TRSs.

We intend to meet these short-term requirements through the following:

•	revenue from operations, including interest income from our investment portfolio;

•	interest income from temporary investments and cash equivalents;

•	borrowings under repurchase agreements, warehouse facilities and other credit facilities; and

•	proceeds from future borrowings or offerings of our common stock.

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

Commitments

On March 27, 2007, the Company entered into a $40.0 million secured revolving credit agreement. The $40.0 million secured revolving credit agreement replaces the $10.0 million credit agreement, dated as of September 29, 2006. The Company has pledged its investment in the preference shares of Alesco Preferred Funding X, Ltd., Alesco Preferred Funding XI, Ltd., Alesco Preferred Funding XII, Ltd., Alesco Preferred Funding XIII, Ltd., Alesco Preferred Funding XIV, Ltd., Emporia Preferred Funding II, Ltd., and Emporia Preferred Funding III, Ltd. as collateral under the revolving credit agreement. The terms of the credit agreement include a covenant that requires the Company to maintain minimum stockholders’ equity of $419 million as of June 30, 2007. As of June 30, 2007, the Company’s stockholders’ equity was $377 million therefore the Company was not in compliance with the minimum stockholders’ equity covenant. The Company is currently in negotiations with the lender to obtain a waiver. While the Company believes that it will obtain the waiver, there can be no assurance that the waiver will be granted. This covenant violation does not result in a cross-default in any of our other borrowing arrangements. As of June 30, 2007 and as of the date of the filing of this report, there was no amount outstanding under the credit agreement.

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

Off-Balance Sheet Arrangements

We maintain arrangements with various investment banks regarding CDO securitizations and off-balance sheet warehouse facilities. Prior to the completion of a CDO securitization, our off-balance sheet warehouse providers acquire investments in accordance with the terms of the warehouse facility agreements. Pursuant to the terms of the warehouse agreements, we receive all or a portion of the difference between the interest earned on the investments acquired under the warehouse facilities and the interest accrued on the warehouse facilities from the date of the respective acquisitions. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse providers, and as a result, we bear the first dollar risk of loss up to our warehouse deposit if an investment held under the warehouse facility is liquidated at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. The duration of a warehouse facility is generally at least nine months. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value in each accounting period with the change in fair value recorded in earnings. As of June 30, 2007, we had approximately $13.6 million of cash collateral held by warehouse providers pursuant to warehouse facilities.

A summary of these arrangements is as follows (dollars in thousands):

Warehouse Facility	Warehouse Availability	Funding as of June 30, 2007	Remaining Availability	Maturity
Fortis Bank N.V./S.A.	$400,000	$248,534	$151,466	July 2007
U.S. Bank National Association.	150,000	52,350	97,650	July 2007

Total	$550,000	$300,884	$249,116

The financing costs of these warehouse facilities are based on LIBOR plus spreads ranging from 60 to 100 basis points.

Critical Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of our critical accounting policies. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 2 in our unaudited consolidated interim financial statements for the six-month period ended June 30, 2007, as set forth herein.

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

There have been no material changes in quantitative and qualitative disclosures in 2007 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006. See discussion of quantitative and qualitative disclosures about market risk under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2006. See also Note 2 in our unaudited consolidated financial statements, as set forth herein.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2007. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at June 30, 2007, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 8, 2006, our loan to Beech Thicket Spring, Inc., Communities of Penland, LLC, COP Preservation Partners, LLC, F.W., Inc., The Penland Reserve Tract, LLC, and Triad Apartment Group, LLC in the original principal amount of $16.7 million (the “Penland Loan”) matured. The outstanding balance was $11,745,589.50. On June 26, 2006, we commenced arbitration proceedings with the American Arbitration Association against Richard Amelung, Frank Amelung, Eugenia Amelung, Anthony Porter and Dorothy Porter, guarantors of the promissory note evidencing the debt. The American Arbitration Association issued an arbitration award against the five guarantors, jointly and severally, in the amount of $13,035,243.12 on December 27, 2006. On January 12, 2007, we commenced an action to confirm the arbitration award in the case styled Alesco Financial Inc. v. Anthony R. Porter, Dorothy M. Porter, Frank Amelung, Eugenia Amelung and Richard Amelung, in the United States District Court in the Middle District of Florida, Case No.: 3:07-cv-00032-HWM-HTS. On March 29, 2007, the court entered judgment (the “Judgment”) for us in the amount of $13,060,614.63. We also registered the Judgment in the states of Arkansas (Western District, Case No. 07 MC 00011), Georgia (Savannah Division, Case No. MC 407-002), New Mexico (Case No. MC 07-03), North Carolina (Eastern District, Case No. 1:07 MC 15), South Carolina (Case No. 9:0 MC 42) and Wyoming (Case No. 07 MC 21). Although Frank Amelung, Eugenia Amelung and Richard Amelung have sought protection in the United States Bankruptcy Court in the Southern District of Florida, we are pursuing collection of the Judgment in the various jurisdictions, subject to limitations imposed by law.

On October 23, 2006, we caused to be filed a foreclosure action styled In the Matter of Foreclosure of the Deed of Trust Executed by COP Preservation Partners, LLC to Leon M. Killian, III, Trustee, for Alesco Financial, Inc. f/k/a Sunset Financial Resources, Inc. Beneficiary, Recorded at Book 391, Page 810 in the Avery County Register of Deeds, Case No. 06 SP 72, in the Superior Court of North Carolina. This is an action against COP Preservation Partners, LLC and RC Land Holdings, LLC to foreclose a portion of the North Carolina real property collateral of the Penland Loan. We intend to seek to recover the balance on the promissory note plus accrued interest, attorney fees and costs from the sale of guarantors’ assets, if any, and foreclosure of the real property in the North Carolina Mountains that collateralizes the commercial mortgage loan. The North Carolina court, by order dated March 23, 2007, authorized the foreclosure of approximately 400 acres of real property collateral. The order has been appealed. We anticipate setting a sale date in August or September, 2007.

The Attorney General of North Carolina on June 6, 2007, filed suit against one or more of the borrowers and guarantors of the Penland Loan described above, among others, in the case styled State of North Carolina ex rel, Roy Cooper, Attorney General vs. Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., PG Capital Holdings, L.L.C., Anthony Porter, Frank Amelung, Richard Amelung, J. Kevin Foster, Neil O’Rourke, Michael Yeomans, and A. Greg Anderson, General Court of Justice, Superior Court Division, State of North Carolina, Wake County, Case No.:07-CVS-9006. The North Carolina Attorney General alleged that the defendants in the case obtained monies from consumers in violation of North Carolina law relating to unfair or deceptive practices affecting commerce. The court in this case has issued an order appointing a receiver for the assets of the corporate defendants in the case, Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., PG Capital Holdings, L.L.C. We are not a named party in this action, but the receivership includes a substantial part of the real property collateral held by us to secure the Penland Loan. The complaint filed by the North Carolina Attorney General seeks to void all contracts (although yet unidentified) between the named defendants and consumers relating to the alleged deceptive scheme identified in the complaint, the return of all monies obtained by the named defendants in the alleged deceptive scheme, civil penalties against the named defendants and attorney fees from the named defendants. We do not believe this action materially impacts our lien on the North Carolina collateral, our existing foreclosure or our ability to foreclose additional collateral.

In April 2005, we filed a lawsuit against Redevelopment Group V, LLC, a Pennsylvania limited liability company, in the Camden County Superior Court of New Jersey for collection of a $4.7 million loan receivable. The case was removed to United States District Court as Sunset Financial Resources, Inc., vs. Redevelopment Group V, a Pennsylvania Limited Liability Company and Dawn Staley, Redevelopment Group V, a Pennsylvania Limited Liability Company and Dawn Staley vs. Sunset Financial Resources, Inc., and Jay Phillips, Sunset Commercial Group, L.L.C., Sunset Mortgage Company, L.P., Steven Forman, Barry Roberts, Redevelopment Group V, Property Management, LLC, and Flynn Appraisal Associates, Inc., United States District Court for the District of New Jersey, Case No.: 05-2915(JBS). On January 31, 2006, the property collateralizing the loan was sold in a court-supervised transaction for $3.5 million. In March 2006, the court released $3.4 million of the proceeds to us. Although the collateral underlying the note has been sold, we retained all of our rights and remedies under the original note and other loan documents against the guarantor of the loan for the collection deficiency, including default interest, legal and other collection costs, which exceeds $3 million, and are continuing to pursue collection. On July 6, 2005, Redevelopment Group V and the guarantor filed countersuits against us seeking rescission of the loan documents, and the guarantor is seeking damages, all of which we intend to defend vigorously. In the same action, we have filed claims against numerous other parties involved in the original loan. The outcome of the continuing collection efforts and the different claims, cross-claims and counterclaims are unknown at this time.

Item 1A.	Risk Factors

The risks described under “Item 1A—Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2007 and June 13, 2007, we sold $140 million aggregate principal amount of our contingent convertible senior notes due 2027 to RBC Capital Markets Corporation. The notes will bear interest at an annual rate of 7.625% and mature on May 15, 2027 (incorporated by reference on Form 8-Ks filed with the SEC on May 21, 2007 and June 8, 2007).

On June 25, 2007, we completed the issuance and sale of $28.1 million in aggregate principal amount of TruPS issued by our wholly-owned subsidiary, Alesco Capital Trust I, in a private placement under Rule 144A of the Securities Act of 1933, as amended (incorporated by reference on Form 8-Ks filed with the SEC on June 25, 2007 and June 8, 2007).

On May 9, 2007, our board of directors authorized us to use the proceeds from the $140.0 million convertible debt offering to repurchase up to $50.0 million of our outstanding common stock, such repurchases to be effected from time to time in the open market. On May 15, 2007, we utilized $32.6 million of the proceeds from the convertible debt offering to repurchase 3,410,600 shares of our common stock at $9.55 per share, the closing price of our common stock on May 9, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On July 11, 2007, our indirect wholly-owned subsidiary, Alesco Holdings, Ltd., purchased $5.0 million par value of preference shares of Alesco Preferred Funding XI, Ltd. (the “Securities”), at a purchase price equal to 91% of par value. As a result of this purchase, Alesco Holdings Ltd. increased its percentage ownership of the preference shares of Alesco Preferred Funding XI, Ltd. from 55.0% to 66.4%. Alesco Holdings, Ltd. purchased the Securities directly from Cohen & Company Securities, LLC, a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. that is an affiliate of our Manager. No fees or commissions were paid to Cohen & Company Securities, LLC in connection with the purchase of the Securities.

Item 6.	Exhibits

(a) Exhibits – see “Exhibit Index”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALESCO FINANCIAL INC.

	By:	/s/ James J. McEntee, III
James J. McEntee, III
Date: August 9, 2007		Chief Executive Officer

	By:	/s/ John J. Longino
John J. Longino
Date: August 9, 2007		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2006, by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

2.2	Letter Agreement dated September 5, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. and the attached Registration Rights Provisions (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2006).

2.3	Letter Agreement dated September 29, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2006).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate.*

4.2	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.5	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.6	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A.*

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Assignment and Assumption Agreement, dated as of October 6, 2006, by and between the Company and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to the Company (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

Exhibit No.	Description
10.3	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Letter Agreement, dated October 18, 2006, by and between the Company and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to the Company (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.5	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.6	Master Repurchase Agreement, dated as of February 28, 2006, by and between Bear Stearns Mortgage Capital Corporation and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.7	Letter Agreement, dated April 10, 2007, by and among Alesco Financial Inc., Alesco Warehouse Conduit, LLC, Cohen & Company Financial Management, LLC and Cohen & Company, in relation to the Note Purchase Agreement, dated December 5, 2006, by and among PFW III, Ltd., the investors party thereto, Alesco Warehouse Conduit LLC, as initial subordinated noteholder and ABN Amro Bank N.V. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.8	Letter Agreement, dated April 23, 2007, by and among Alesco Financial Inc., Alesco Holdings, Ltd., Strategos Capital Management, LLC and Cohen & Company, in relation to the Warehouse Risk Sharing Agreement, dated as of February 7, 2007, between Merrill Lynch and Alesco Holdings, Ltd. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.9	Credit Agreement, dated as of March 27, 2007, by and among Alesco Financial Holdings, LLC, Alesco Financial Inc., Royal Bank of Canada, U.S. Bank National Association and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.10	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.11	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.12	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

10.13	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc.*

10.14	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc.*

10.15	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer.*

10.16	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust.*

10.17	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A filed with the SEC on April 30, 2007).

10.18	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.19	Form of Indemnification Agreement by and between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

11.1	Statement Regarding Computation of Earnings.***

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification pursuant to 18 U.S.C. Section 1350.**

*	Filed herewith.
**	Furnished herewith.
***	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 7 to the consolidated financial statements included in this report.