Form 10-Q
period 2007-09-30
ALESCO FINANCIAL INC
filed 2007-11-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of November 5, 2007 there were 59,176,082 shares of common stock (par value $0.001 per share) of Alesco Financial Inc. outstanding.

ALESCO FINANCIAL INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Alesco Financial Inc.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share information)

	As of September 30, 2007	As of December 31, 2006
Assets
Investments in available-for-sale securities and security-related receivables	$7,725,760	$7,942,124
Investments in residential/commercial mortgages and leveraged loans
Residential mortgages	1,068,665	1,773,147
Commercial mortgages	9,500	9,500
Leveraged corporate loans	851,157	314,077
Loan loss reserve	(11,377)	(2,130)

Total investments in residential/commercial mortgages and leveraged loans	1,917,945	2,094,594
Cash and cash equivalents	91,143	51,821
Restricted cash and warehouse deposits	173,682	349,113
Accrued interest receivable	53,564	46,654
Other assets	59,759	30,621
Deferred financing costs, net of accumulated amortization of $8,857 and $2,762, respectively	111,825	87,423

Total assets	$10,133,678	$10,602,350

Liabilities and stockholders’ equity (deficit)
Indebtedness
Repurchase agreements	$—	$3,024,269
Trust preferred obligations	471,200	273,097
Securitized mortgage debt, net of discount	974,514	—
CDO notes payable, net of discount	9,028,176	6,496,748
Warehouse credit facilities	557,126	167,158
Recourse indebtedness	189,614	20,619

Total indebtedness	11,220,630	9,981,891
Accrued interest payable	60,614	42,163
Related party payable	1,331	879
Other liabilities	93,160	50,017

Total liabilities	11,375,735	10,074,950
Minority interests	18,873	98,598

Stockholders’ equity (deficit)
Preferred shares, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.001 par value per share, 100,000,000 shares authorized, 60,481,915 and 54,921,971 issued and outstanding, including 1,305,833 and 193,457 unvested restricted share awards, respectively	59	55
Additional paid-in-capital	486,038	447,442
Accumulated other comprehensive loss	(1,159,091)	(14,628)
Cumulative distributions	(77,925)	(26,098)
Cumulative earnings/(loss)	(510,011)	22,031

Total stockholders’ equity (deficit)	(1,260,930)	428,802

Total liabilities and stockholders’ equity (deficit)	$10,133,678	$10,602,350

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income/(Loss)

(Unaudited and in thousands, except share and per share information)

	For the Three-Month Period Ended September 30, 2007	For the Three-Month Period Ended September 30, 2006	For the Nine-Month Period Ended September 30, 2007	For the period from January 31, 2006 through September 30, 2006
Net investment income:
Investment interest income	$194,649	$56,559	$529,299	$108,178
Investment interest expense	(168,794)	(47,413)	(462,230)	(91,641)
Provision for loan losses	(4,055)	(565)	(9,514)	(616)

Net investment income	21,800	8,581	57,555	15,921

Expenses:
Related party management compensation	4,886	2,009	12,612	4,025
General and administrative	3,113	657	8,510	1,093

Total expenses	7,999	2,666	21,122	5,118

Income before interest and other income, minority interest and taxes	13,801	5,915	36,433	10,803

Interest and other income	4,327	686	15,981	2,412
Credit default swap premiums	(1,411)	—	(1,595)	—
Net realized gain/(loss) on interest rate swaps	(787)	—	2,259	7,700
Unrealized gain/(loss) on interest rate swaps	(5,654)	(675)	(2,710)	1,872
Net realized and unrealized gains on credit default swaps	33,408	—	45,244	—
Gain/(loss) on free-standing derivatives	(1,659)	—	106	1,996
Impairments on investments	(535,057)	—	(609,485)	—
Net realized loss on sale of assets	(11,182)	—	(15,579)	(846)
Gain on disposition of consolidated investment	10,293	—	10,293	—

Income/(loss) before minority interest and benefit/(provision) for income taxes	(493,921)	5,926	(519,053)	23,937
Minority interest	(4,467)	(2,615)	(14,164)	(5,008)

Income/(loss) before benefit/(provision) for income taxes	(498,388)	3,311	(533,217)	18,929
Benefit/(provision) for income taxes	1,784	(31)	1,174	(478)

Net income/(loss)	$(496,604)	$3,280	$(532,043)	$18,451

Earnings/(loss) per share—basic:
Basic earnings per share	$(8.36)	$0.23	$(9.59)	$1.32

Weighted-average shares outstanding—Basic	59,425,920	13,995,664	55,456,088	13,986,020

Earnings/(loss) per share—diluted:
Diluted earnings per share	$(8.36)	$0.23	$(9.59)	$1.31

Weighted-average shares outstanding—Diluted	59,425,920	14,076,162	55,456,088	14,036,308

Distributions declared per common share	$0.31	$1.17	$0.92	$1.33

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Other Comprehensive Income/(Loss)

(Unaudited and in thousands)

	For the Three-Month Period Ended September 30, 2007	For the Three-Month Period Ended September 30, 2006	For the Nine-Month Period Ended September 30, 2007	For the period from January 31, 2006 through September 30, 2006
Net income/(loss)	$(496,604)	$3,280	$(532,043)	$18,451
Other comprehensive income/(loss):
Net change in the fair value of cash-flow hedges	(54,742)	(20,755)	(11,320)	(17,922)
Net change in the fair value of available-for-sale securities	(1,213,904)	21,643	(1,222,427)	4,123

Total other comprehensive income/(loss) before minority interest allocation	(1,268,646)	888	(1,233,747)	(13,799)
Allocation to minority interest	148,136	(1,759)	89,284	4,056

Total other comprehensive income/(loss)	(1,120,510)	(871)	(1,144,463)	(9,743)

Comprehensive income/(loss)	$(1,617,114)	$2,409	$(1,676,506)	$8,708

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	For the Nine-Month Period Ended September 30, 2007	For the period from January 31, 2006 through September 30, 2006
Operating activities:
Net income/(loss)	$(532,043)	$18,451
Adjustments to reconcile net income/(loss) to cash flow from operating activities:
Minority interest	14,164	5,008
Provision for loan losses	9,514	616
Share-based compensation expense	1,512	982
Amortization/(accretion) of premium/discounts on residential mortgages and leveraged loans	2,439	(447)
Accretion of discounts on debt securities and security-related receivables	(1,660)	(1,017)
Amortization of deferred financing costs	6,095	1,475
Accretion of discounts on indebtedness	767	—
Unrealized (gain)/loss on interest rate swaps	2,710	(1,872)
Unrealized gain on credit default swaps	(43,755)	—
Impairment on investments	609,485	—
Realized loss on sale of assets	15,579	846
Gain on disposition of consolidated investments	(10,293)	—
Changes in assets and liabilities:
Accrued interest receivable	(8,907)	(16,898)
Other assets	5,066	3,091
Accrued interest payable	20,227	10,608
Related party payable	452	1,686
Other liabilities	14,133	(2,365)

Net cash provided by operating activities	105,485	20,164
Investing activities:
Purchase of investments in debt securities and security-related receivables	(2,711,394)	(2,833,286)
Principal repayments from debt securities and security-related receivables	43,047	15,265
Purchase of residential mortgages and leveraged loans	(792,356)	(586,733)
Principal repayments from residential mortgages and leveraged loans	423,897	35,658
Proceeds from sale of residential mortgages and leveraged loans	529,680	86,683
Proceeds from sale of mortgage-backed securities	988,706	—
Increase in restricted cash and warehouse deposits	168,650	(53,717)

Net cash used in investing activities	(1,349,770)	(3,336,130)
Financing activities:
Proceeds from repurchase agreements	191,696	490,692
Repayments of repurchase agreements	(3,215,965)	(301,560)
Proceeds from issuance of CDO notes payable	2,548,160	2,760,955
Repayments of CDO notes payable	(17,250)	—
Proceeds from issuance of trust preferred obligations	198,103	249,250
Proceeds from warehouse credit facilities	898,932	992,503
Repayments of warehouse credit facilities	(444,133)	(992,503)
Proceeds from issuance of recourse indebtedness	208,995	—
Repayment of recourse indebtedness	(40,000)	—
Proceeds from issuance of securitized mortgage debt	1,014,600	—
Repayments of securitized mortgage debt	(40,333)	—
Proceeds from other derivative contracts	5,143	—
Proceeds from interest rate swaps	6,356	(1,728)
Proceeds from issuance of preference shares of CDOs	9,924	77,260
Distributions to minority interest holders in CDOs	(14,529)	(3,083)
Payments for deferred debt issuance costs	(30,496)	(49,444)
Proceeds from issuance of common stock	71,996	102,417
Repurchase of common stock	(34,534)	—
Distributions paid to common stockholders	(33,058)	(6,064)

Net cash provided by financing activities	1,283,607	3,318,695

Net change in cash and cash equivalents	$39,322	$2,729
Cash and cash equivalents at the beginning of the period	51,821	1

Cash and cash equivalents at the end of the period	$91,143	$2,730

Supplemental cash flow information:
Non-cash decrease in assets upon disposition of consolidated investment	$59,865	$—
Non-cash decrease in liabilities upon disposition of consolidated investment	72,831	—
Distributions payable	18,770	13,157

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of September 30, 2007

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

On October 6, 2006, Alesco Financial Trust completed its merger with Alesco Financial Inc. (formerly Sunset Financial Resources, Inc.). Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, as amended by letter agreements dated September 5, 2006 and September 29, 2006, upon the completion of the merger each share of beneficial interest of Alesco Financial Trust was converted into 1.26 shares of common stock of Sunset Financial Resources, Inc. (“Sunset”), which resulted in the issuance of 14,415,530 shares of common stock. In accordance with U.S. generally accepted accounting principles (“GAAP”) the transaction was accounted for as a reverse acquisition, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. As used in these consolidated financial statements, the term “the Company”, “we”, “us” and “our” refer to the operations of Alesco Financial Trust from January 31, 2006 through October 6, 2006, and the combined operations of the merged company subsequent to October 6, 2006. “Sunset” refers to the historical operations of Sunset Financial Resources, Inc. through October 6, 2006, the merger date.

Sunset was incorporated in Maryland on October 6, 2003, completed its initial public offering of common stock on March 22, 2004 and was traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “SFO”. Sunset elected to be taxed as a real estate investment trust (“REIT”) for U.S. Federal income tax purposes and the Company intends to continue to comply with these tax provisions. On October 9, 2006, the Company began trading on the NYSE under the ticker symbol “AFN”. On November 27, 2006, the Company closed a public offering of 30,360,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.00 per share, net of placement fees and offering costs. On June 25, 2007, the Company closed a public offering of 8,000,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.25 per share, net of placement fees and offering costs. Additionally, the Company repurchased 3,410,600 shares of its common stock at $9.55 and 420,800 shares of its common stock at a weighted average price per share of $4.64 during the three-month periods ended June 30, 2007 and September 30, 2007, respectively.

The Company is a specialty finance company formed to invest primarily in certain target asset classes identified by Cohen Brothers, LLC (which does business as Cohen & Company) (“Cohen”) and its affiliates. The Company is externally managed and advised by Cohen & Company Management, LLC (the “Manager”), an affiliate of Cohen, pursuant to a management agreement (the “Management Agreement”). Since 2001, Cohen, a specialized research, investment banking and asset management firm, has provided financing to small and mid-sized companies in financial services, real estate and other sectors.

The Company’s objective is to generate attractive risk-adjusted returns and predictable cash distributions for its stockholders by investing primarily in the following target asset classes:

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

•	mortgage loans, other real estate-related senior and subordinated debt securities, residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”)

The Company typically finances investments in these target asset classes on a short-term basis with on and off-balance sheet warehouse facilities and on a long-term basis with securitization vehicles, including collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”).

The Company may also invest opportunistically from time to time in other types of investments within its Manager’s and Cohen’s areas of expertise and experience, subject to maintaining its qualification as a REIT and an exemption from regulation under the Investment Company Act of 1940, as amended.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the period from January 31, 2006 through December 31, 2006, included in our Annual Report on Form 10-K. See “Item 15—Exhibits and Financial Statement Schedules” included in our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its majority-owned and/or controlled subsidiaries and those entities for which the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The portions of these entities to which the Company does not have an economic interest are presented as minority interests in the consolidated financial statements. The creditors of each variable interest entity (“VIE”) consolidated within the Company’s consolidated financial statements have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each VIE is the capital or first-loss deposit that the Company has invested in the preference shares or debt of the CDO, CLO or other types of securitization structures. All significant intercompany accounts and transactions have been eliminated in consolidation.

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a VIE, and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE in accordance with FIN 46R. The Company consolidates VIEs of which the Company is deemed to be the primary beneficiary or non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or potentially the residual returns of the VIE. When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest. If the Company’s variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE. The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur. If the Company determines that it is no longer the primary beneficiary of a VIE, the deconsolidation of the VIE is accounted for as a sale of the entity for no proceeds. In the case of non-VIEs or VIEs where the Company is not deemed to be the primary beneficiary and the Company does not control the entity, but has the ability to exercise significant influence over the entity, the Company accounts for its investment under the equity method.

The Company has determined that certain special purpose trusts formed by third party issuers of TruPS to issue such securities are VIEs (“Trust VIEs”) and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary of the special purpose trust. In most instances, the Company is the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. Certain TruPS issued by Trust VIEs are initially financed directly by CDOs, through the Company’s on-balance sheet warehouse facilities or through the Company’s off-balance sheet warehouse facilities. Under the TruPS-related off-balance sheet warehouse agreements, the Company usually deposits cash collateral with an investment bank and bears the first dollar risk of loss, up to the Company’s collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes the Company to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by third party sponsors of the Trust VIEs in exchange for the TruPS proceeds and the common equity securities of the Trust VIE. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIE, are included in the Company’s consolidated financial statements and the related TruPS are eliminated. Pursuant to Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs to third party sponsors are recorded net of the common equity securities issued.

Investments

The Company invests primarily in debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments is based on quoted market prices from independent pricing sources, or when quoted market prices are not available because certain securities do not actively trade in the public markets, from internal pricing models. These internal pricing models include discounted cash flow analyses developed by management using current interest rates, specific issuer information and other market data for securities without an active market. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions. Upon the sale of a security, the realized gain or loss is computed on a specific identification basis and is recorded as a component of earnings in the respective period.

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

The Company exercises judgment to determine whether an investment security has sustained an other-than-temporary decline in value. If the Company determines that an investment security has sustained an other-than-temporary decline in its fair value, the investment security is written down to its fair value by a charge to earnings, and the Company establishes a new cost basis for the investment. The Company’s evaluation of an other-than-temporary decline is dependent on specific facts and circumstances relating to the particular investment. Factors that the Company considers in determining whether an other-than-temporary decline in fair value has occurred include, but are not limited to: the estimated fair value of the investment in relation to its cost basis; the length of time the security has had a decline in estimated fair value below its amortized cost; the financial condition of the related entity and industry events; changes in estimated cash flows from the investment; external credit ratings and recent downgrades of such credit ratings; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

For subordinated MBS, the Company performs impairment analyses in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”), and management will record an impairment write-down if the investment is deemed to be impaired.

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

Transfers of Financial Assets

The Company accounts for transfers of financial assets under SFAS No. 140 as either sales or financing arrangements. Transfers of financial assets that result in sale accounting are those in which (a) the transfer legally isolates the transferred assets from the transferor, (b) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (c) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet each of these criteria, the transfer is accounted for as a financing arrangement. Dispositions of financial assets that are treated as sales are removed from the Company’s accounts with any realized gain (loss) reflected in earnings during the period of sale. Dispositions of financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as secured borrowings and no gain or loss is recognized.

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

Accounting for Off-Balance Sheet Arrangements

The Company may maintain certain warehouse financing arrangements with various investment banks that are accounted for as off-balance sheet arrangements. The Company receives the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse providers from the dates on which the respective investments were acquired. Under the warehouse agreements, the Company is typically required to deposit cash collateral with the warehouse provider and as a result, the Company bears the first dollar risk of loss, up to the warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, the warehouse provider is required to liquidate the securities at a loss. These off-balance sheet arrangements are not consolidated because the collateral assets are maintained on the balance sheet of the warehouse providers. However, since the Company holds an implicit variable interest in many entities funded under its TruPS-related warehouse facilities, the Company often does consolidate the Trust VIEs while the TruPS they issue are held on the warehouse facilities. The Company records the cash collateral as warehouse deposits in its financial statements. The net amount earned from these warehouse facilities and any obligation associated with the warehouse arrangement are considered free-standing derivatives and are recorded at fair value in the financial statements with changes in fair value reflected in earnings in the respective period.

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

The Company maintains domestic taxable REIT subsidiaries (“TRSs”), which may be subject to U.S. federal, state and local income taxes. Current and deferred taxes are provided for on the portion of earnings/(losses) recognized by the Company with respect to its interest in domestic TRSs. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated income statements.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and we adopted the provisions of FIN 48 on January 1, 2007. We did not have any unrecognized tax benefits or expenses and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. We are subject to federal, state and local tax examinations for all periods since the inception of Sunset in 2003. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. Management is continuing to evaluate the impact that SFAS No. 157 may have on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and will become effective for the Company on January 1, 2008. The Company anticipates that the adoption of SFAS No. 159 will allow the Company to recognize in its consolidated income statement the changes in the fair value of CDO notes payable that finance our investments in MBS, TruPS and subordinated debentures. The Company’s CDO financing typically results in match-funding between the assets and liabilities of the CDO. Management expects that upon the adoption of SFAS No. 159 the match-funded nature of the assets and liabilities will result in changes in fair value of our assets being significantly offset by changes in the fair value of our CDO notes payable liabilities. However, management continues to evaluate the impact that SFAS No. 159 may have on our reported financial position and results of operations.

NOTE 3: INVESTMENTS IN SECURITIES AND SECURITY-RELATED RECEIVABLES

The following table summarizes the Company’s investments in available-for-sale debt securities, as of September 30, 2007:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Years to Maturity
	(dollars in thousands)
TruPS and subordinated debentures	$4,840,525	$19,465	$(677,928)	$4,182,062	7.1%	28.7
MBS	3,406,700	591	(580,318)	2,826,973	6.1%	5.7

Total available-for-sale debt securities	$8,247,225	$20,056	$(1,258,246)	$7,009,035	6.6%	18.2

TruPS included above as available-for-sale debt securities include (a) investments in TruPS issued by Trust VIEs of which the Company is not the primary beneficiary and which the Company does not consolidate and (b) transfer of investments in TruPS to the Company that were accounted for as a sale pursuant to SFAS No. 140. Subordinated debentures included above represents the primary assets of Trust VIEs that the Company consolidates pursuant to FIN 46R.

The following table summarizes the Company’s investments in security-related receivables, as of September 30, 2007:

Investment Description	Amortized Cost	Weighted Average Coupon	Years to Maturity	Estimated Fair Value
	(dollars in thousands)
Security-related receivables	$716,725	7.7%	28.0	$663,453

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

The following table summarizes ratings of our available-for-sale MBS investments included in our Kleros Real Estate CDOs (categorized based on fair value as of September 30, 2007 as rated by Standard & Poor’s (“S&P) as of October 30, 2007):

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second-Lien per Rating Category	% of Second-Lien per Rating Category
	(dollars in thousands)
AAA	$789,448	28.2%	$9,438	1.3%	$—	0.0%
AA+	474,625	17.0%	106,387	14.3%	45,826	20.7%
AA	416,779	14.9%	63,093	8.5%	54,696	24.8%
AA–	158,266	5.6%	63,460	8.6%	4,561	2.1%
A+	262,893	9.4%	139,666	18.9%	21,481	9.7%
A	228,800	8.2%	116,171	15.7%	26,979	12.2%
A–	106,847	3.8%	53,625	7.2%	10,696	4.8%
BBB+	114,139	4.1%	61,162	8.3%	8,791	4.0%
BBB	67,406	2.4%	34,578	4.7%	1,815	0.8%
BBB–	15,991	0.6%	12,421	1.7%	339	0.2%
BB+ and below	163,029	5.8%	79,864	10.8%	45,718	20.7%

Total	$2,798,223	100.0%	$739,865	100.0%	$220,902	100.0%

(1)	We generally consider a loan to a borrower with a credit score of less than 625 to be a subprime loan.

During the three-months ended September 30, 2007 and through October 30, 2007, 414 Kleros Real Estate MBS with an aggregate principal amount of $1.8 billion were downgraded by rating agencies and 40 Kleros Real Estate MBS with an aggregate principal amount of $166.8 million were placed on negative watch by rating agencies. These amounts represented 45.4% and 4.2%, respectively, of the aggregate principal amount of our Kleros Real Estate MBS portfolio at September 30, 2007. As a result of the recent rating agencies downgrade activity the Company has 210 Kleros Real Estate MBS with an aggregate principal amount of $847.1 million or 21.3% of the aggregate principal amount of our Kleros Real Estate MBS portfolio at September 30, 2007, that are below investment grade. Seventy-three percent of the Kleros Real Estate MBS that have been downgraded to date are collateralized by loans to subprime borrowers and second lien loans. As of September 30, 2007, the Company is not aware of any payment defaults in the Kleros Real Estate MBS portfolio.

During the three-months and nine-months ended September 30, 2007, the Company recorded other-than-temporary impairments of $521.3 million and $590.2 million, respectively, in its consolidated Kleros Real Estate MBS portfolio. Additionally, during the three-months and nine-months ended September 30, 2007 the Company recorded $12.2 million and $17.8 million, respectively, of impairments on other non-consolidated CDO investments that are primarily collateralized by MBS. As of September 30, 2007, the Company had investments in other non-consolidated CDO investments with a fair value of $27.2 million, which is net of the $17.8 million of impairments mentioned above. The Company recorded other-than-temporary impairments primarily because of significant increases in the estimated cumulative default rates of the underlying collateral of the respective MBS, which resulted in significant decreases to the Company’s estimates of the future cash flows of the respective MBS. Other-than-temporary impairments are recorded within impairment on investments in the consolidated statement of income/(loss).

The Company recorded unrealized losses on available-for-sale MBS in the amount of $579.7 million in accumulated other comprehensive loss as of September 30, 2007. Included in the $579.7 million is $470.3 million of unrealized losses in the consolidated Kleros Real Estate CDOs mentioned below in excess of the Company’s equity investment. The unrealized losses related to 217 MBS with an aggregate principal amount of $294.6 million collateralized by loans to subprime borrowers and second lien loans. Forty-three MBS with an aggregate principal amount of $188.7 million were in a loss position for twelve months, which was the maximum length of time the investments were in an unrealized loss position. The unrealized losses as of September 30, 2007 were not deemed to be other-than-temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, review of the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility and illiquidity in the market, discounted cash flow analysis performed by the Company and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity. The Company determined that these unrealized losses resulted from volatility in interest rates, widening of credit spreads and other qualitative factors relating to macro-credit conditions in the residential mortgage market. Additionally, as of September 30, 2007 management determined that the subordination levels below these MBS investments adequately protect our ability to recover our investment, and that our estimates of anticipated future cash flows from the MBS investments has not been adversely impacted by the deterioration in the credit worthiness of the specific MBS issuers.

During the nine-months ended September 30, 2007, the $579.7 million of unrealized losses on MBS and the $590.2 million of other-than-temporary impairments on MBS included $470 million of other-than-temporary impairments and $580 million of unrealized losses in excess of our $120 million economic exposure to these investments. Our maximum loss from investments in MBS is limited to the $120 million that the Company invested into the four Kleros Real Estate CDOs. The CDOs are governed by legal indentures that provide the Company with no rights to the MBS assets and provide the CDO noteholders with no recourse to the Company. The four Kleros Real Estate CDOs are consolidated in accordance with FIN 46R, which requires that the Company record the financial position and results of operations of the CDOs in its consolidated financial statements, without consideration that the Company’s maximum economic exposure to loss is $120 million. Upon the maturity or deconsolidation of the Kleros Real Estate CDOs, we anticipate that the Company would recognize a gain equal to the previously recognized losses in excess of $120 million.

As of September 30, 2007 the Company has recorded $658.5 million of unrealized losses on its available-for-sale TruPS portfolio in accumulated other comprehensive loss. The Company determined that these unrealized losses resulted from widening of credit spreads, volatility in interest rates, and other qualitative factors relating to macro-credit conditions. The unrealized losses as of September 30, 2007 were not deemed to be other-than-temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, review of the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility and illiquidity in the market, discounted cash flow analysis performed by the Company and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity.

Proceeds from the sales of available-for-sale MBS were $988.7 million. The Company utilized a significant portion of the proceeds to pay down short-term financing related to these MBS during the nine-month period ended September 30, 2007. Included within loss on the sale of assets in the consolidated statement of income/(loss) are gross realized losses of 13.6 million during the nine-month period ended September 30, 2007. For purposes of determining realized losses, the cost of securities sold is based on specific identification.

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

NOTE 4: INVESTMENTS IN RESIDENTIAL AND COMMERCIAL MORTGAGES AND LEVERAGED LOANS

The Company’s investments in residential and commercial mortgages and leveraged loans are accounted for at amortized cost. The following table summarizes the Company’s investments in residential and commercial mortgages and leveraged loans as of September 30, 2007:

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Carrying Amount	Number of Loans	Average Interest Rate	Average Contractual Maturity Date
	(dollars in thousands)
5/1 Adjustable rate residential mortgages	$719,987	$7,085	$727,072	1,723	6.4%	July 2036
7/1 Adjustable rate residential mortgages	255,130	3,758	258,888	582	6.6%	Dec 2036
10/1 Adjustable rate residential mortgages	81,261	1,444	82,705	210	6.8%	Sept 2036
Commercial Loan (1)	11,746	—	9,500	1	21.0%	Jan 2006
Leveraged loans	852,076	(919)	851,157	382	8.7%	Mar 2013

Total	$1,920,200	$11,368	$1,929,322	2,898	7.4%

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

The Company maintains an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, which considers historical and industry loss experience, economic conditions and trends, estimated fair values and the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). As of September 30, 2007, the Company maintained an allowance for loan losses of $11.4 million.

During the nine-month period ended September 30, 2007, the Company sold approximately $517.6 million of adjustable rate residential mortgages at a realized loss of $2.0 million. In connection with the sale of the assets and repayment of related financings, the Company terminated a portion of certain interest rate swap contracts and recorded a realized gain of $3.5 million in earnings.

During the three-months ended September 30, 2007, the Company reclassified 14 residential mortgage loans with a fair value of $5.8 million to real estate owned (REO). The Company records REO property at fair value within other assets in its consolidated balance sheet. During the three-months ended September 30, 2007, the Company recorded a charge-off of $1.5 million as a result of foreclosing on these properties.

As of September 30, 2007, approximately $1.1 billion of the carrying value of the Company’s residential mortgages was pledged as collateral for securitized mortgage debt. In addition, all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CDO notes payable.

As of September 30, 2007, 46.3% of the carrying value of the Company’s investment in residential mortgages was concentrated in residential mortgages collateralized by property in California.

NOTE 5: INDEBTEDNESS

The following table summarizes the Company’s total indebtedness (includes recourse and non-recourse indebtedness) as of September 30, 2007:

Description	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Average Contractual Maturity
	(dollars in thousands)
Non-recourse indebtedness:
Trust preferred obligations	471,200	5.8% to 11.1%	7.0%	January 2036
Securitized mortgage debt, net of discount	974,514	5.0% to 6.1%	5.8%	March 2017
CDO notes payable (1)	9,028,176	5.6% to 6.0%	5.9%	April 2040
Warehouse credit facilities	557,126	5.6% to 6.0%	5.7%	January 2008

Total non-recourse indebtedness	$11,031,016

Recourse indebtedness:
Junior subordinated debentures	$49,614	9.5%	9.5%	August 2036
Contingent convertible debt	140,000	7.6%	7.6%	May 2027

Total recourse indebtedness	$189,614

Total borrowings	$11,220,630

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation.

Recourse indebtedness refers to indebtedness that is recourse to the general assets of the Company. As indicated in the table above, the Company’s consolidated financial statements include recourse indebtedness of $189.6 million as of September 30, 2007. Non-recourse indebtedness consists of indebtedness of consolidated VIEs which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each VIE is the $557.5 million of capital that the Company has invested in the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

(a) Repurchase agreements

As of September 30, 2007, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

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

(c) CDO notes payable

CDO notes payable represent notes payable issued by CDO entities used to finance the acquisition of TruPS, MBS, and leveraged loans. Substantially all of the TruPS collateralizing CDO notes payable are obligations of banks, bank holding companies and insurance companies. The obligors under the leveraged loans come from a variety of industries. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. The following summarizes CDO notes payable transactions during the nine-month period ended September 30, 2007:

TruPS CDO notes payable

On June 28, 2007, the Company closed “Alesco Preferred Funding XVI, Ltd.,” a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XVI, Ltd. received commitments for $482.8 million of CDO notes payable, all of which were issued to investors as of the closing date. Alesco Preferred Funding XVI, Ltd. also issued $26.0 million of preference shares upon closing. The Company retained $19.5 million of common and preference shares of Alesco Preferred Funding XVI, Ltd., excluding discounts.

The CDO notes payable issued by Alesco Preferred Funding XVI, Ltd. consist of four classes of notes bearing interest at spreads over 90-day LIBOR ranging from 32 to 225 basis points. One class of the fixed-rate notes bears interest at a fixed rate for an initial period of ten years and a floating rate for the remaining period based on 90-day LIBOR plus 78 basis points.

On March 29, 2007, the Company closed “Alesco Preferred Funding XV, Ltd.,” a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XV, Ltd. received commitments for $642.0 million of CDO notes payable, all of which were issued to investors as of the closing date. Alesco Preferred Funding XV, Ltd. also issued $39.0 million of preference shares upon closing. The Company retained $28.8 million of common and preference shares of Alesco Preferred Funding XV, Ltd., excluding discounts.

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

Leveraged loans CDO notes payable

On March 15, 2007, the Company closed “Emporia Preferred Funding III, Ltd.,” a CDO securitization that provides financing for investments in leveraged loans. Emporia Preferred Funding III, Ltd. received commitments for $375.8 million of CDO notes payable, of which $314.6 million were issued to investors as of September 30, 2007. Emporia Preferred Funding III, Ltd. also issued $39.0 million of preference shares upon closing. The Company retained $31.0 million of common and preference shares of Emporia Preferred Funding III, Ltd., excluding discounts.

The CDO notes payable issued by Emporia Preferred Funding III, Ltd. consist of seven classes of notes bearing interest at spreads over 90-day LIBOR ranging from 26 to 370 basis points.

(d) Securitized Mortgage Debt

On June 29, 2007, the Company completed an on-balance sheet, term-secured financing of approximately $1.1 billion of residential mortgage loans. Upon the closing of this securitization transaction, the Company is no longer financing any residential mortgage loans with short-term repurchase agreement financing. In connection with this securitization, the Company entered into a Mortgage Loan Purchase Agreement, dated as of June 29, 2007 (the “MLPA”), with Structured Asset Mortgage Investments II Inc. (the “Depositor”), a wholly-owned subsidiary of The Bear Stearns Companies Inc. Pursuant to the MLPA, the Company transferred 2,572 conventional, first lien mortgage loans secured primarily by one- to four-family residential properties and individual condominium units (collectively, the “Mortgage Loans”) to the Depositor.

The Depositor established Bear Stearns ARM Trust 2007-2, a Delaware statutory trust (the “Issuing Entity”) pursuant to a Short Form Trust Agreement, dated as of June 26, 2007. The Depositor transferred the Mortgage Loans to the Issuing Entity pursuant to a Sale and Servicing Agreement, dated as of June 29, 2007. The Issuing Entity issued the Bear Stearns ARM Trust 2007-2, Mortgage-Backed Notes, Series 2007-2 as well as the notes issued pursuant to the Trust Agreement to the Depositor.

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

(e) Warehouse Credit Facilities

As of September 30, 2007, the Company’s consolidated financial statements included $557.1 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to on-balance sheet warehouse facilities typically entered into by a subsidiary of the Company that are utilized to finance the acquisition of TruPS and leveraged loans on a short-term basis until CDO notes payable are issued to finance the investments on a longer-term basis. The Company’s maximum economic exposure to loss on these warehouse credit facilities is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangements. As of September 30, 2007, the Company has invested $50.0 million of capital in these financing arrangements, which includes $30 million relating to a TruPS facility and $20 million relating to two leverage loan facilities.

During the three-months ended September 30, 2007, the Company recognized a $2.7 million impairment of a first-loss warehouse deposit that was held by a consolidated VIE. The first-loss deposit related to a TruPS warehouse arrangement that the Company entered into during the first quarter of 2007. The Company contributed the first-loss deposit amount to a special purpose entity or VIE that in turn pledged the cash to an investment bank in connection with the warehouse arrangement. The VIE received notice that on September 29, 2007 it was in default on the terms of the warehouse arrangement and that the VIE and the Company no longer had decision making rights as it relates to the exit strategy of the assets accumulated in the warehouse. The stated maturity date of the warehouse agreement was September 29, 2007. As of September 29, 2007, the Company has deconsolidated this VIE from its consolidated financial statements because the Company is no longer the primary beneficiary of the VIE. The Company accounted for the deconsolidation of the VIE as a sale of the net assets of the entity and recorded a $10.3 million gain on disposition of a consolidated investment. Additionally, upon determining that the deconsolidation of the assets of the VIE will be accounted for as a sale, the Company recognized an $11.2 million realized loss on the disposition of TruPS assets included in the VIE. The net cash and economic impact of this transaction was the loss of $2.7 million, which includes the first-loss deposit and accrued but unpaid interest.

(f) Recourse Indebtedness

Revolving Credit Agreement

On March 27, 2007, the Company entered into a $40.0 million secured revolving credit agreement. The credit agreement matured on September 27, 2007. As of the maturity date, the Company no longer has any rights or obligations under this credit agreement.

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

Junior Subordinated Notes

On June 25, 2007, the Company completed the issuance and sale of $28.1 million in aggregate principal amount of TruPS issued by the Company’s unconsolidated subsidiary, Alesco Capital Trust I (the “Trust”). The TruPS mature on July 30, 2037 and may be called by the Company at par any time after July 30, 2012. The TruPS require quarterly distributions of interest by the Trust to the holders of the TruPS. Distributions will be payable quarterly at a fixed interest rate equal to 9.495% per annum through the distribution payment date on July 30, 2012 and thereafter at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. The Trust simultaneously issued 870 shares of the Trust’s common securities to the Company for a purchase price of $870 thousand, which constitutes all of the issued and outstanding common securities of the Trust.

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

The Trust is a variable interest entity pursuant to FIN 46R because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because the Company’s investment in the Trust’s common securities was financed directly by the Trust as a result of its loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to FIN 46R, and the Company is not the primary beneficiary of the Trust. The Trust is not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trust as a liability, and the investment in the Trust’s common securities as an asset.

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

Cash Flow Hedges

The Company has entered into various interest rate swap contracts to hedge interest rate exposure relating to CDO notes payable and warehouse credit facilities that are used to finance investments in our target asset classes.

Generally, the Company designates interest rate swap contracts as hedges at inception and determines at each reporting period whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Certain of the Company’s interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts were not designated as hedges was recorded as an unrealized gain/(loss) on interest rate swap contracts in the consolidated statements of income/(loss).

Credit Default Swaps

As of September 30, 2007, the Company had $114 million notional amount of credit default swap (“CDS”) contracts that are referenced to certain MBS and CDOs that are trading in the public markets. The risk management objective of the CDS contracts is to potentially offset losses on our MBS portfolio. Under the terms of the CDS, the Company agrees to make periodic payments, usually ratably over the CDS term, in exchange for the agreement by the counterparty to pay an agreed upon value for a debt instrument of a specified issuer, should the issuer enter into an event of default as defined in each particular CDS contract during the CDS term. The Company records both realized and unrealized changes in fair value on the CDS contracts within net realized and unrealized gain/(loss) on credit default swaps in the consolidated statements of income/(loss).

Free-Standing Derivatives

The Company may maintain off-balance sheet arrangements with investment banks that allow for short term financing of collateral prior to financing the collateral through a long term CDO transaction. Prior to the completion of certain CDO securitizations, investments are acquired by the warehouse providers in accordance with the terms of the warehouse facilities. Pursuant to the terms of the warehouse agreements, the Company receives the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, the Company is required to deposit cash collateral with the warehouse provider and as a result, the Company typically bears the first dollar risk of loss, up to the Company’s warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to the Company. The terms of the warehouse facilities generally range from three to nine months. These arrangements are deemed to be derivative financial instruments and are recorded by the Company at fair value each accounting period with the change in fair value recorded in earnings. These arrangements represent the Company’s only off-balance sheet arrangements. As of September 30, 2007, we had approximately $1.8 million of cash collateral held by a warehouse provider pursuant to one off-balance sheet warehouse facility. During the three-months ended September 30, 2007, the Company recognized the $1.8 million as a loss on its off-balance sheet warehouse facility. The loss was due to the decline in fair value of the TruPS assets accumulated on the warehouse facility and the amount represents one-hundred percent of the Company’s first loss deposit and accrued but not paid earnings on the warehouse arrangement. The warehouse arrangement is with a third-party investment bank and there were $67.4 million of assets on the warehouse as of September 30, 2007. As of September 30, 2007, assets were no longer being accumulated in this facility, however the Company is working with the counterparty on the ultimate disposition of the assets. The Company’s maximum loss exposure is $1.8 million. The change in fair value is recorded within gain/(loss) on freestanding derivatives on the consolidated statement of income/(loss).

The table below summarizes the aggregate notional amount and estimated net fair value of the Company’s derivative instruments (amounts in thousands):

	As of September 30, 2007
	Notional	Fair Value
Cash Flow Hedges:
Interest rate swaps	$2,089,109	$(60,524)
Basis swaps	385,000	(535)
Free-Standing Derivatives:
Warehouse financing arrangements	1,797	136
Credit default swaps	114,500	43,755

Net fair value	$2,590,406	$(17,168)

The following table summarizes by derivative instrument type the effect on income for the following periods (amounts in thousands):

	For the nine-months ended September 30, 2007		For the period from January 31, 2006 to September 30, 2006
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)
Interest rate swaps	$2,259	$(3,094)	$7,700	$1,872
Basis swaps	—	384	—	—
Free-standing derivative	—	106	—	1,996
Credit default swaps	—	45,244	—	—

Net realized and unrealized gains (losses) on derivatives	$2,259	$42,640	$7,700	$3,868

	For the three-months ended September 30, 2007		For the three-months ended September 30, 2006
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)
Interest rate swaps	$(787)	$(6,191)	$—	$(675)
Basis swaps	—	537	—	—
Free-standing derivative	—	(1,659)	—	—
Credit default swaps	—	33,408	—	—

Net realized and unrealized gains (losses) on derivatives	$(787)	$26,095	$—	$(675)

NOTE 7: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the following periods (dollars in thousands, except per share data):

	For the Three-Month Period Ended September 30, 2007	For the Three-Month Period Ended September 30, 2006	For the Nine-Month Period Ended September 30, 2007	For the period from January 31, 2006 through September 30, 2006
Net income/(loss)	$(496,604)	$3,280	$(532,043)	$18,451

Weighted-average common shares outstanding—Basic	59,425,920	13,995,664	55,456,088	13,986,020
Unvested restricted common shares under the treasury stock method	—	80,498	—	50,288

Weighted-average shares outstanding—Diluted	59,425,920	14,076,162	55,456,088	14,036,308

Earnings/(loss) per share—Basic	$(8.36)	$0.23	$(9.59)	$1.32

Earnings/(loss) per share—Diluted	$(8.36)	$0.23	$(9.59)	$1.31

Anti-dilutive shares	250,645	—	859,205	—

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

During the three-month period ended September 30, 2007 and the three-month period ended September 30, 2006, the Company incurred $1.9 million and $0.4 million in base management fees and $0.4 million and $0.4 million in incentive fees, respectively. During the same periods, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $2.3 million and $0.7 million, respectively. The Company recognized share-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the Manager and Cohen of $0.4 million and $0.3 million during the three-month period ended September 30, 2007 and three-month period ended September 30, 2006, respectively.

During the nine-month period ended September 30, 2007 and the period from January 31, 2006 through September 30, 2006, the Company incurred $5.5 million and $1.1 million in base management fees and $0.5 million and $1.0 million in incentive fees, respectively. During the same periods, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $6.0 million and $1.1 million, respectively. The Company recognized share-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the Manager and Cohen of $1.4 million and $0.8 million during the nine-month period ended September 30, 2007 and the period from January 31, 2006 through September 30, 2006, respectively. During the nine-month period ended September 30, 2007, the Company granted 1,457,460 shares of restricted common stock to employees of the Manager and Cohen under its 2006 Long-Term Incentive Plan.

During the three-month period ended September 30, 2007 and the three-month period ended September 30, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $4.5 million and $1.6 million, respectively.

During the nine-month period ended September 30, 2007 and the period from January 31, 2006 through September 30, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $11.2 million and $2.3 million, respectively. During the same periods, Cohen earned origination, structuring and placement fees of $16.7 million and $22.5 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen received $10.2 million and $7.1 million, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

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

During the nine-month period ended September 30, 2007, the Company entered into a warehouse risk-sharing agreement with a third party investment bank for short term investment purposes. The warehouse risk-sharing agreement terminated during the period as a result of the transfer of accumulated warehoused asset-backed securities to a CDO that was structured by Cohen and its affiliates. The Company did not purchase an interest in the CDO transaction, although in consideration of the benefits that Cohen and its affiliates received upon the closing of the asset-backed security CDO, Cohen paid a one-time capital commitment fee of $1.2 million to the Company for its services as first loss provider during the warehouse period.

During the nine-month period ended September 30, 2007, the Company entered into an agreement with Cohen that provided the Company with a guaranteed minimum return on its investment in an on-balance sheet TruPS warehouse facility. The agreement ensures that the Company earns a return on investment that is commensurate with the returns that the Company historically earned on off-balance sheet warehousing arrangements. Cohen receives certain benefits from the on-balance sheet warehousing structure upon the closing of a CDO transaction. During the three and nine-month periods ended September 30, 2007, the Company earned $0.8 million and $4.1 million, respectively, in accordance with the terms of the arrangement and recorded the amount in net investment income.

NOTE 9: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

In connection with the leveraged loan portfolio, the CDO vehicles consolidated by the Company committed to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the CDO vehicle to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of September 30, 2007, the consolidated CDO vehicles had committed to participate in funding approximately $15.0 million of leveraged loans. The CDO vehicles will use amounts currently included in restricted cash to fund these purchases.

As of September 30, 2007, the consolidated CDO entities included within the Company’s consolidated financial statements have requirements to purchase $153.2 million of additional collateral assets in order to complete the accumulation of the required amount of collateral assets. Of this amount, $83.1 million has already been advanced to consolidated CDOs through CDO notes payable and is included within restricted cash on the consolidated balance sheet as of September 30, 2007.

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

NOTE 10: SUBSEQUENT EVENTS

On October 30, 2007, the Company completed “Alesco Preferred Funding XVII, Ltd.,” a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XVII, Ltd. received commitments for $372.7 million of CDO notes payable, all of which were issued to investors as of October 30, 2007. Alesco Preferred Funding XVII, Ltd. also issued $36.8 million of preference shares upon closing. The Company retained $27.6 million of common and preference shares of Alesco Preferred Funding XVII, Ltd.

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

Overview

We are externally managed and advised by our Manager, an affiliate of Cohen. Our objective is to generate attractive risk-adjusted returns and predictable cash distributions for our stockholders by investing primarily in the following target asset classes:

•

subordinated debt financings originated by Cohen or third parties, primarily in the form of TruPS issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies;

•

leveraged loans made to small and mid-sized companies in a variety of industries characterized by companies with relatively low volatility and overall leverage compared to their industry peers, including the consumer products and manufacturing industries; and

•	mortgage loans, other real estate-related senior and subordinated debt securities, RMBS and CMBS.

We typically finance our investments in these target asset classes on a short-term basis with on and off-balance sheet warehouse facilities and on a long-term basis with securitization vehicles, including CDOs and CLOs.

We may also invest opportunistically from time to time in other types of investments within the Manager’s and Cohen’s areas of expertise and experience, such as mezzanine real estate loans, participations in mortgage loans, corporate tenant leases and equity interests in real estate, subject to maintaining our qualification as a REIT and our exemption from regulation under the Investment Company Act of 1940, as amended.

The credit markets in the U.S. are currently suffering significant disruption. This disruption has been particularly severe in the residential mortgage lending sector, where available liquidity, including through CDOs and other securitizations, has declined precipitously during the three-months ended September 30, 2007 and remains depressed as of the date of this filing. This disruption directly impacts our business because our investment portfolio includes investments in MBS financed through CDO subsidiaries. The principal U.S. rating agencies have recently downgraded large amounts of MBS and debt securities of CDOs collateralized by MBS, including MBS that are in our portfolio. Since we finance our investments in MBS through the issuance of equity and debt securities of CDOs, our exposure to losses on our consolidated MBS portfolios is limited to our investments in such CDOs. As of September 30, 2007, the aggregate amount of our invested capital in CDOs collateralized by our consolidated $4.0 billion Kleros Real Estate MBS portfolio was $120.0 million, which has been completely written off in our income statement as of September 30, 2007. We also have invested $45 million of capital in other non-consolidated CDO investments that are primarily collateralized by MBS. As of September 30, 2007, we held non-consolidated CDO investments with a fair value of $27.2 million in our consolidated balance sheet. To date the disruption in the credit markets has not resulted in any material adverse impact to borrowers in our TruPS or leverage loan portfolios. Most of the companies that we lend to do not originate or hold material investments in sub-prime loans. While some banks and other companies impacted indirectly by the real estate lending sector are suffering from earnings volatility, we have not seen evidence that the recent credit market disruptions will result in a systematic credit threat.

We record our investments in MBS at fair value. During the three-months and nine-months ended September 30, 2007, we recorded a permanent impairment charge of approximately $521.3 million and $590.2 million, respectively, on our consolidated Kleros Real Estate MBS portfolio which is significantly in excess of our investment in the CDOs that own the investments. While the particular MBS that were written down have not experienced any payment defaults, we recorded a permanent impairment charge because of an increase in estimated cumulative defaults and a determination that we would not recover the carrying amount of certain MBS in our portfolio. This impairment charge is a direct charge against our earnings for the three-months and nine-months ended September 30, 2007 and was the primary reason why we recognized a net loss for the same periods. The impairment charge does not currently negatively impact our cash flow. However, as discussed below, the ratings agency downgrades of MBS in our Kleros Real Estate portfolio has adversely impacted our cash flow.

During the three-months and nine-months ended September 30, 2007, we also recorded unrealized losses of approximately $425.3 million and $580 million, respectively, in our Kleros Real Estate MBS portfolio. Unrealized losses are reflected in accumulated other comprehensive loss and, in the judgment of management, do not represent permanent impairments. We believe these unrealized losses occurred primarily because of interest rate volatility and the general deterioration of the macro-credit markets. Additionally, as of September 30, 2007 management determined that the subordination levels below these MBS investments adequately protect our ability to recover our investment, and that our estimates of anticipated future cash flows from the MBS investments has not been adversely impacted by the deterioration in the credit worthiness of the specific MBS issuers.

During the nine-months ended September 30, 2007, the $580 million of unrealized losses on MBS and the $590 million of other-than-temporary impairments on MBS included $470 million of other-than-temporary impairments and $580 million of unrealized losses in excess of our $120 million economic exposure to these investments. Our maximum loss from investments in MBS is limited to the $120 million that the Company invested into the four Kleros Real Estate CDOs. The CDOs are governed by legal indentures that provide the Company with no rights to the MBS assets and provide the CDO noteholders with no recourse to the Company. The four Kleros Real Estate CDOs are consolidated in accordance with FIN 46R, which requires that the Company record the financial position and results of operations of the CDOs in its consolidated financial statements, without consideration that the Company’s maximum economic exposure to loss is $120 million. Upon the maturity or deconsolidation of the Kleros Real Estate CDOs, we anticipate that the Company would recognize a gain equal to the previously recognized losses in excess of $120 million.

On September 4, 2007, we received written notice from the trustee of each of Kleros Real Estate CDO I, Ltd., or KRE I and Kleros Real Estate CDO II, Ltd., or KRE II, in accordance with the indenture of each of KRE I and KRE II, that on the September 4, 2007 payment date, we would not receive any cash flow distributions on the subordinated note and equity investments that we own in these transactions. On November 1, 2007, we received written notice from the trustee of each of Kleros Real Estate CDO III, Ltd., or KRE III and Kleros Real Estate CDO IV, Ltd., or KRE IV, in accordance with the indenture of each of KRE III and KRE IV, that on the November 1, 2007 payment date, we would not receive any cash flow distributions on the subordinated note and equity investments that we own in these transactions. The Kleros Real Estate CDOs provide long-term financing for our entire $4.0 billion Kleros Real Estate MBS portfolio. During the three-month period ended September 30, 2007, we had net investment income of $21.8 million or $0.37 per diluted common share, of which an aggregate of approximately $3.7 million or $0.06 per diluted common share was earned through our investments in the four Kleros Real Estate CDOs. Each of the Kleros Real Estate CDOs failed overcollateralization, or OC trigger tests which resulted in a change to the priority of payments to the debt and equity holders of the Kleros Real Estate CDOs. Upon the failure of an OC test, the indenture of each Kleros Real Estate CDO requires cash flows that would otherwise have been distributed to us to be used to sequentially paydown the outstanding principal balance of the most senior noteholders. The failure of the OC tests were due to cumulative ratings agency downgrades on certain MBS collateralizing the Kleros Real Estate CDOs.

The Kleros Real Estate transactions continue to generate taxable income for us despite the fact that we are not receiving cash distributions from these CDOs. Taxable income will continue to be recognized on each underlying MBS in the portfolio until a payment default occurs on the underlying MBS. The taxable income from these transactions continues to factor into our compliance with the REIT income test requirements and we must continue to distribute ninety percent of our taxable income to ensure continued qualification as a REIT. There can be no assurance that in the future other CDO investments will not fail OC tests or otherwise trigger contractual events that would limit the cash distributions received by us.

We will continue to review our MBS portfolio, as well as the other available-for-sale securities in our portfolio, to determine whether there have been additional temporary or other-than-temporary declines in their fair value, and there can be no assurance that we will not experience further declines in fair value given market conditions. Temporary declines, if any, would be recorded as losses within accumulated other comprehensive loss in our balance sheet and would have a negative impact on our book value, which we experienced during the three-months and nine-months ended September 30, 2007. Other than temporary declines, if any, would be recorded as an impairment charge in our consolidated statement of income and would have a negative impact on our net income, as we also experienced during the three-months and nine-months ended September 30, 2007. Our determinations of fair value are based upon many factors, as discussed further in Notes 2 and 3 of our consolidated financial statements as set forth herein. One factor is changes in the ratings of the securities. The ratings process is outside of our control and there can be no assurance that the rating agencies will not downgrade or place on negative watch additional securities in our portfolio. Any such rating agency action could contribute to declines in the fair value of the securities which could adversely affect our book value and/or our earnings.

During the second quarter of 2007, we began to purchase CDS contracts that are referenced to certain MBS and CDOs that are trading in the public markets. As of September 30, 2007, we had approximately $114.5 million notional amount of CDS contracts. We have purchased these swap contracts and may purchase additional swap contracts in the future with the objective of off-setting potential losses on MBS held in our consolidated portfolio. As discussed further below, we recorded unrealized gains on these swap contracts in the third quarter, but these gains only partially offset our MBS portfolio losses. There can be no assurance that these swap contracts will offset the losses that we may suffer on our MBS portfolio.

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

Operating Revenue

The principal sources of our operating revenue are interest and dividend income on our investments, including debt and equity interests that we purchase in CDOs and CLOs, and the positive spread from the yield on assets held on our warehouse facilities, net of interest and other financing costs under those facilities. In the three and nine–month periods ended September 30, 2007, we generated net investment income of approximately $21.8 million and $57.6 million, respectively.

An important part of our operating strategy is to direct the acquisition through on and off-balance sheet warehouse facilities of assets that will ultimately be sold or contributed to CDOs, CLOs and other types of securitizations. As of September 30, 2007, we had $557.1 million of outstanding borrowings under on-balance sheet warehouse facilities that had $542.9 million of remaining available capacity and an investment in an off-balance sheet warehouse facility that had $67.4 million of assets on the warehouse facility and no remaining capacity. During the nine-month period ended September 30, 2007, we completed three CDO transactions and one CLO transaction that upon completion of the applicable ramp periods will be collateralized by approximately $2.6 billion of assets, of which a significant portion of the assets were included in warehouse facilities prior to securitization. We are typically required to post cash collateral to an investment bank for our off-balance sheet warehouse facilities and make contributions to special purpose entities for our on-balance sheet warehouse facilities. During a warehouse accumulation period, we generally earn all or a portion of the net positive cash flow derived from the assets acquired by our warehouse lenders or the special purpose entity, after payment to the warehouse lenders or noteholders’ of interest expense and other financing expenses. The cash collateral and equity contributions cover possible losses during the warehouse accumulation period, generally up to the amount of the cash pledged or equity contributed plus any net positive spread from the yield on assets held, should any of the assets need to be liquidated before being securitized through a CDO or CLO. Generally, we may have the right to purchase assets from the warehouse provider and special purpose entities in a liquidation in the event that a CDO or CLO is not formed or if an underlying security experiences a default or a decline in credit quality that may lead to a default. Typically our off-balance sheet warehouse facilities expire on the first to occur of the closing of a CDO or CLO or 180 days after the date of commencement of the facility. The maturity dates of our on-balance sheet warehouse facilities typically range from three to nine months. We account for our off-balance sheet warehouse facilities as “free-standing” derivatives. During the warehouse period, our participation under an off-balance sheet facility, consisting principally of the interest spread, is reflected in our financial statements as a non-hedge derivative, which is reflected at fair value, and any unrealized gain or loss is included in our results of operations. Our participation in on-balance sheet warehouse facilities results in interest income and interest expense and related financing costs being included in our consolidated financial statements. Upon the formation of a CDO or CLO collateralized by our targeted asset classes, it is generally our intention to purchase at least 51% of the equity and consolidate the underlying assets and liabilities onto our balance sheet; however, our guidelines do not require us to do so and we may elect to purchase less than a majority interest in these CDOs and CLOs.

It is possible that future warehouse facilities that we enter into will be structured on terms that are different from the terms of the warehouse facilities described above.

Additionally, we seek to finance our residential prime mortgage loans, leveraged loans and MBS assets on a long-term basis through securitizations and initially may finance these assets with short-term repurchase agreements. During the second quarter of 2007, we completed a securitization of substantially all of our existing residential mortgage loans by contributing the assets to a pass-through securitization entity (or trust) that issued debt securities in the capital markets collateralized by the mortgage loans held by the trust. The residential mortgage loans held by the trust are included in our consolidated financial statements.

As of September 30, 2007, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

Operating Expenses

Our principal operating expenses are interest and other financing expenses relating to our CDO and warehouse facility financing strategies, base and incentive fees under the Management Agreement, director fees, professional fees, such as legal and accounting fees, and expenses resulting from grants of equity awards to our affiliates’ employees, executive officers, directors and other key personnel. Affiliates of our Manager provide ongoing collateral management services to CDOs and CLOs in which we invest under collateral management agreements. The collateral management fees are an administrative cost of and are paid by the CDO or CLO. Our pro rata share of these collateral management fees are credited against the base and incentive fees owed to our Manager, up to an amount equal to 100% of the base and incentive management fees payable under the Management Agreement, which we assumed from Alesco Financial Trust upon consummation of the merger. See “Item 1—Business—Management Agreement” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our Portfolio and Recent Developments

The following table summarizes our allocation of capital and Adjusted Book Value, a non-GAAP measure, as of September 30, 2007 (amounts in thousands, except share and per share data):

	Capital Invested through September 30, 2007 (A)	Cumulative Income Statement Gains/(Losses) Recorded (B)	Adjusted Capital as of September 30, 2007	% of Capital
TruPS investments	$220,730	$(4,517)	$216,213	35%
Leveraged loan investments	68,100	(5,205)	62,895	11%
Kleros Real Estate MBS investments (C)	120,000	(120,000)	—	19%
Residential/Commercial mortgages	92,320	(5,453)	86,867	15%
Other investments	56,391	(17,752)	38,639	9%
Credit default swaps	—	45,243	43,755	—%
Total uninvested cash (D)	72,373	—	72,373	11%

Total capital	629,914	(107,684)	520,742	100%
Recourse indebtedness	(188,125)	—	(188,125)

Total net invested capital	$441,879	$(107,684)	$332,617

Common shares outstanding as of September 30, 2007			59,176,082

Adjusted Book Value per share (E)			$5.62

(A)	Represents net cash invested through September 30, 2007.
(B)	Reflects cumulative gains and losses on invested capital. Excludes income earned, unrealized gains/(losses), realized losses in excess of invested capital, and other income statement amounts.
(C)	Excludes $470 million of other-than-temporary impairments recorded in excess of our $120 million of capital invested in Kleros Real Estate CDOs.
(D)	Reduced for dividend payable at September 30, 2007.
(E)	A reconciliation of the Adjusted Book Value calculation, a non-GAAP measure, to book value calculated using GAAP stockholders’ deficit is included in the Adjusted Book Value section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Subsequent to September 30, 2007, the Company has obtained long-term financing of TruPS investments through the closing of the following transaction:

•

On October 30, 2007, the Company completed “Alesco Preferred Funding XVII, Ltd.,” a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XVII, Ltd. received commitments for $372.7 million of CDO notes payable, all of which were issued to investors as of October 30, 2007. Alesco Preferred Funding XVII, Ltd. also issued $36.8 million of preference shares upon closing. We retained approximately $27.6 million of common and preference shares of Alesco Preferred Funding XVII, Ltd., which results in a 75% interest in the common and preference shares.

The Company has also obtained long-term financing of certain investments in its target asset classes through the closing of the following CDO transactions during the nine–month period ended September 30, 2007:

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

Mortgage Loans. As of September 30, 2007, we owned approximately $1.1 billion aggregate principal amount of residential prime mortgage loans with a weighted-average FICO score of 735. We completed a securitization of substantially all of our existing residential mortgage loans by contributing the assets to a pass-through securitization entity (or trust) that issued debt securities in the capital markets collateralized by the mortgage loans held by the trust. The residential mortgage loans held by the trust are included in our consolidated financial statements. We used the proceeds of the securitization to repay in full a short-term repurchase agreement that we had used to finance the portfolio on a temporary basis. As of September 30, 2007, the Company is not financing any residential mortgage loans with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

During the three-months ended September 30, 2007, the Company reclassified 14 residential prime mortgage loans with a fair value of $5.8 million to real estate owned (REO). The Company records REO property at fair value within other assets in its consolidated balance sheet. During the three-months ended September 30, 2007, the Company recorded a charge-off of $1.5 million as a result of foreclosing on these properties.

Mortgage-backed Securities. As of September 30, 2007, our investments in real estate securities included approximately $4.0 billion in MBS collateralizing the consolidated Kleros Real Estate CDOs. The Company recorded other-than-temporary impairments of $521.3 million and $590.2 million, respectively, in its consolidated MBS portfolio during the three-months and nine-months ended September 30, 2007. Additionally, during the three-months and nine-months ended September 30, 2007 the Company recorded $12.2 million and $17.8 million, respectively, of permanent impairment on other non-consolidated CDO investments that are primarily collateralized by MBS. Although none of the securities which were written down has experienced a payment default, the Company recorded other-than-temporary impairments primarily because of significant increases in the estimated cumulative default rates of the underlying collateral of the respective MBS, which resulted in significant decreases to the Company’s estimates of the future cash flows of the respective MBS. Other-than-temporary impairments are recorded within impairment on investments in the consolidated statement of income/(loss).

As of September 30, 2007, the Company has recorded unrealized losses on MBS of approximately $579.7 million within accumulated other-comprehensive loss in its consolidated financial statements.

The temporary and other-than-temporary impairments described above result primarily from investments in MBS that are financed with long-term CDO notes payable. During the nine-months ended September 30, 2007, the Company has recorded $470 million of other-than-temporary impairments and $580 million of unrealized losses in excess of the Company’s $120 million economic exposure to these investments. The Company’s maximum loss from investments in MBS is limited to the $120 million that the Company invested in the four Kleros Real Estate CDOs. The CDOs are governed by legal indentures that provide the Company with no rights to the MBS assets and provide the CDO noteholders with no recourse to the Company. The four Kleros Real Estate CDOs are consolidated in accordance with FIN 46R, which requires that the Company record the financial position and results of operations of the CDOs in its consolidated financial statements, without consideration that the Company’s maximum economic exposure to loss is $120 million. Upon the maturity or deconsolidation of the Kleros Real Estate CDOs, we anticipate that the Company would recognize a gain equal to the previously recognized losses in excess of $120 million.

The following table summarizes ratings of our available-for-sale MBS investments included in our Kleros Real Estate CDOs (categorized based on fair value as of September 30, 2007 as rated by S&P as of October 30, 2007):

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second-Lien per Rating Category	% of Second-Lien per Rating Category
	(dollars in thousands)
AAA	$789,448	28.2%	$9,438	1.3%	$—	0.0%
AA+	474,625	17.0%	106,387	14.3%	45,826	20.7%
AA	416,779	14.9%	63,093	8.5%	54,696	24.8%
AA–	158,266	5.6%	63,460	8.6%	4,561	2.1%
A+	262,893	9.4%	139,666	18.9%	21,481	9.7%
A	228,800	8.2%	116,171	15.7%	26,979	12.2%
A–	106,847	3.8%	53,625	7.2%	10,696	4.8%
BBB+	114,139	4.1%	61,162	8.3%	8,791	4.0%
BBB	67,406	2.4%	34,578	4.7%	1,815	0.8%
BBB–	15,991	0.6%	12,421	1.7%	339	0.2%
BB+ and below	163,029	5.8%	79,864	10.8%	45,718	20.7%

Total	$2,798,223	100.0%	$739,865	100.0%	$220,902	100.0%

(1)	We generally consider a loan to a borrower with a credit score of less than 625 to be a sub-prime loan.

As of October 30, 2007, 414 Kleros Real Estate MBS, with an aggregate principal amount of $1.8 billion were downgraded by rating agencies and 40 Kleros Real Estate MBS with an aggregate principal amount of $166.8 million were placed on negative watch by rating agencies. These amounts represented 45.4% and 4.2%, respectively, of the aggregate principal amount of our Kleros Real Estate MBS portfolio at September 30, 2007. As a result of the recent rating agencies downgrade activity the Company has 210 Kleros Real Estate MBS with an aggregate principal amount of $847.1 million or 21.3% of the aggregate principal amount of our Kleros Real Estate MBS portfolio at September 30, 2007, that are below investment grade. Seventy-three percent of the MBS that have been downgraded to date are collateralized by loans to subprime borrowers and second lien loans. The Company is not aware of any payment defaults in the MBS portfolio.

During the three-month period ended September 30, 2007, we purchased CDS contracts totaling $64 million that are referenced to certain MBS and CDOs that are trading in the public markets. To date we have purchased approximately $123 million notional amount of CDS contracts. The risk management objective of the CDS contracts is to potentially offset losses on MBS held in our consolidated CDO entities or offset CDO investments directly held by us. Under the terms of the CDS, we agree to make periodic payments, usually ratably over the swap term, in exchange for the agreement by the other counterparty to pay an agreed upon value for a debt instrument of a specified issuer, should the issuer enter into an event of default as defined in each particular CDS contract during the swap term. During the three-months and nine-months ended September 30, 2007, the Company recorded within earnings an approximate $31.9 million and $43.8 million, respectively, of unrealized gains on CDS contracts within its consolidated financial statements. During the three-months ended September 30, 2007, the Company traded $8.4 million notional amount of CDS contracts and recognized a realized gain of $1.5 million.

Our MBS portfolio is financed on a long-term basis with CDO notes payable. We are not financing any MBS investments with short-term repurchase agreements at September 30, 2007.

TruPS and Surplus Notes. We finance our investments in banks, bank holding companies and insurance companies, primarily in the form of TruPS or surplus notes, most of which are originated by Cohen through relationships with third party broker-dealers, with CDO vehicles. As of September 30, 2007, we had investments in approximately $4.8 billion of TruPS and subordinated debentures. As of September 30, 2007, we recorded an unrealized loss within other comprehensive loss of approximately ($565.4) million on the TruPS and subordinated debentures that are consolidated in our financial statements. The unrealized change in fair value is primarily attributable to increases in credit spreads due to the recent developments in the macro credit markets, net of amounts absorbed by minority interest investors. The Company’s CDO financing typically results in match-funding between the assets and liabilities of the CDO. Management expects that upon the adoption of SFAS No. 159 the match-funded nature of the assets and liabilities will result in changes in fair value of our assets being significantly offset by changes in the fair value of our CDO notes payable liabilities. However, management is continuing to evaluate the impact that SFAS No. 159 may have on our reported financial position and results of operations.

Leveraged Loans. We invest in debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of September 30, 2007, we had investments in approximately $851.2 million of leveraged loans.

Total Indebtedness. As of September 30, 2007 the Company’s consolidated financial statements included total indebtedness of $11.2 billion. Total indebtedness includes recourse indebtedness of $189.6 million and $11.0 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the capital that the Company has invested in the preference shares or debt of the CDO, CLO or other types of securitization structures.

Stockholders’ Deficit. As of September 30, 2007 the Company’s consolidated financial statements included total stockholders’ deficit of ($1.3) billion. During the three-month period ended September 30, 2007, the Company repurchased 420,800 shares of its common stock at a weighted average price of $4.64 per share. As of September 30, 2007, accumulated other comprehensive loss includes unrealized losses of ($565.4) million relating to our TruPS portfolio and unrealized losses of ($579.7) million relating to our MBS portfolio. During the nine-month period ended September 30, 2007, the Company reclassified $590.2 million of other-than-temporary impairments on our MBS portfolio from accumulated other comprehensive loss to earnings.

As mentioned above, the temporary and other-than-temporary impairments on MBS relate to MBS match-funded with long-term CDO notes payable. During the nine-months ended September 30, 2007, the Company has recorded $470 million of other-than-temporary impairments and $580 million of unrealized losses in excess of the Company’s $120 million potential recourse exposure to these investments. The Company’s maximum loss from the MBS is limited to the $120 million of capital that the Company invested into the Kleros Real Estate CDOs.

The Company’s CDO financing typically results in match-funding between the assets and liabilities of the CDO. Management expects that upon the adoption of SFAS No. 159 the match-funded nature of the assets and liabilities will result in changes in fair value of our assets being significantly offset by changes in the fair value of our CDO notes payable liabilities. However, management is continuing to evaluate the impact that SFAS No. 159 may have on our reported financial position and results of operations.

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

Adjusted Book Value

We define Adjusted Book Value as stockholders’ equity (deficit), determined in accordance with GAAP, adjusted for the following items: accumulated other comprehensive income (loss), permanent impairments recognized in the income statement that are in excess of our potential economic loss, deferred financing costs that we anticipate adjusting in connection with our expected adoption of SFAS No. 159, non-cash adjustments to retained earnings (i.e. accrued interest receivable and accrued interest payable, among other items). Adjusted Book Value is a non-GAAP financial measurement and does not purport to be an alternative to book value calculated using stockholders’ equity (deficit) determined in accordance with GAAP.

        Management views Adjusted Book Value as a useful and appropriate supplement to financial measures calculated using GAAP amounts because it enables management to evaluate the intrinsic value of the capital invested by the Company. Adjusted Book Value should not be considered as an alternative to other performance measures calculated using amounts determined in accordance using GAAP. The most significant GAAP adjustments that we exclude in determining Adjusted Book Value are accumulated other comprehensive income (loss) and permanent impairments recognized in the income statement that are in excess of our potential economic loss. Management also excludes accumulated other comprehensive income (loss) for the following primary reasons: (1) Assets are term-financed in static pool securitization vehicles and we expect to hold the securities for a period of time to recover the value of our initial investment; and (2) We expect that upon the adoption of SFAS No. 159 the match-funded nature of the assets and liabilities will result in changes in fair value of our assets being significantly offset by changes in fair value of our CDO notes payable liabilities. Management excludes certain impairment charges that are in excess of our capital invested in these assets to provide the true economic impact of losses on our invested capital. Management also excludes certain deferred financing costs, excluding minority interest portions, which we expect to be adjusted upon the adoption of SFAS No. 159. By using Adjusted Book Value and other performance measures calculated with amounts determined in accordance with GAAP, we are able to evaluate the intrinsic value of the Company both before and after giving effect to recurring GAAP adjustments such as those mentioned above.

Adjusted Book Value and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our Adjusted Book Value to other REITs.

The table below reconciles the differences between reported stockholders’ deficit and Adjusted Invested Capital that is used in the numerator of the Adjusted Book Value calculation as of September 30, 2007 (amounts in thousands, except share and per share information):

As of September 30, 2007
Stockholders’ deficit, as reported	$(1,260,930)
Add (deduct):
Accumulated other comprehensive loss	1,159,091
Non-cash over-impairment on Kleros Real Estate MBS	470,345
Deferred financing costs	(47,700)
Other non-cash adjustments	11,811

Adjusted Stockholders’ Equity	$332,617
Adjusted Book Value per share:
Adjusted Book Value per share	$5.62

Common shares outstanding	59,176,082

Adjusted Earnings

We define Adjusted Earnings as net income/(loss) available to common stockholders, determined in accordance with GAAP, adjusted for the following items: non-cash equity compensation, provision for loan losses, realized and unrealized (gains)/losses on investments and derivative contracts, amortization of deferred financing costs, and realized

(gains)/losses on sale of capital assets, net of derivative contract gains or losses. Adjusted Earnings is a non-GAAP financial measurement and does not purport to be an alternative to net income determined in accordance with GAAP, or as a measure of operating performance or cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.

Management views Adjusted Earnings as a useful and appropriate supplement to net income/(loss) and earnings/(loss) per share because it enables management to evaluate our performance without the effects of certain adjustments in accordance with GAAP that management believes may not have a direct financial impact on our current operating performance. The most significant GAAP adjustments that we exclude in determining Adjusted Earnings are realized and unrealized gains and losses on investments and derivative contracts, provisions for loan losses, non-cash equity compensation, and amortization of deferred financing costs. Each of these items is typically a non-cash charge or a measure that is not considered in determination of taxable income. As a specialty finance company that focuses on investing in TruPS, leveraged loans, residential mortgage loans and mortgage-backed securities, we record significant amortization of deferred financing costs associated with our CDO financing strategy and significant provision for loan losses associated with our leveraged loans and residential mortgage loans. Additionally, GAAP requires us to record in the income statement certain unrealized changes in the fair value of derivative contracts that hedge our indebtedness. Realized gains and losses on investments and derivative contracts and loan losses are typically not recognized for tax purposes until such time that the investments are sold or otherwise disposed of. Unrealized gains and losses on investments and derivative contracts, provisions for loan losses, non-cash equity compensation, and amortization of deferred financing costs do not affect our daily operations, but they do impact our financial results under GAAP. By measuring our performance using Adjusted Earnings and net income, we are able to evaluate how our business is currently performing both before and after giving effect to recurring GAAP adjustments such as those mentioned above and excluding gains or losses from the sale of capital assets that will no longer be part of investment portfolio.

Adjusted Earnings should not be considered as an alternative to net income/(loss) or cash flows from operating activities (each computed in accordance with GAAP). Instead, Adjusted Earnings should be reviewed in connection with net income/(loss) and cash flows from operating, investing and financing activities in our consolidated financial statements to help analyze how our business is currently performing. Adjusted Earnings excludes certain economic gains and losses that were realized in our consolidated income statements during the quarter. Adjusted Earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

The table below reconciles the differences between reported net income/(loss) and adjusted earnings for the following periods (amounts in thousands, except share and per share information):

	For the Three-Month Period Ended September 30, 2007	For the Three-Month Period Ended September 30, 2006	For the Nine-Month Period Ended September 30, 2007	For the Period from January 31, 2006 through September 30, 2006
Net income/(loss), as reported	$(496,604)	$3,280	$(532,043)	$18,451
Add (deduct):
Provision for loan losses	3,407	281	7,827	312
Non-cash equity compensation	380	286	1,398	762
Realized and unrealized (gains)/losses on derivative contracts	(24,423)	461	(38,529)	(7,911)
Impairment on investments	535,057	—	609,500	—
Realized losses on sale of capital assets, net of realized derivative gains	11,182	—	12,051	(21)
Gain on disposal of consolidated investment	(10,293)	—	(10,293)	—
Deferred tax benefits	(2,051)	—	(2,051)	—
Amortization of deferred financing costs	2,063	525	5,036	824

Adjusted Earnings	$18,718	$4,833	$52,896	$12,417
Adjusting Earnings per share—diluted:
Diluted adjusted earnings per share	$0.31	$0.34	$0.94	$0.88

Weighted-average shares outstanding—Diluted	59,425,920	14,076,162	56,315,293	14,036,308

Results of Operations

The merger transaction between Alesco Financial Trust and Sunset was accounted for as a reverse acquisition in accordance with GAAP, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date.

Comparison of the Three-Month Period Ended September 30, 2007 to the Three-Month Period Ended September 30, 2006

Net income/(loss). Our net income decreased approximately $499.9 million, to a net loss of approximately ($496.6) million for the three-month period ended September 30, 2007 from net income of approximately $3.3 million for the three-month period ended September 30, 2006. Our net loss for the three-month period ended September 30, 2007 was primarily attributable to impairment charges on investments of approximately $535.0 million, which were offset by net investment income generated by our investments in TruPS, MBS and leveraged loans, and investments in residential mortgages. Our net income for the three-month period ended September 30, 2006 was primarily attributable to net investment income generated by our investments in TruPS, residential mortgages and leveraged loans, and MBS.

Net investment income. Our net investment income increased approximately $13.2 million to approximately $21.8 million for the three-month period ended September 30, 2007 from approximately $8.6 million for the three-month period ended September 30, 2006. The table below summarizes net investment income by investment type for the following periods:

For the Three-Month Period Ended September 30, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Net Investment Income
	(in thousands)
Investment in residential and commercial mortgages and leveraged loans	$34,368	$(26,509)	$7,859
Investments held by CDO entities and Trust VIEs	99,748	(85,470)	14,278
Investments in mortgage-backed securities	60,533	(56,815)	3,718
Provision for loan losses	—	—	(4,055)

Total	$194,649	$(168,794)	$21,800

For the Three-Month Period Ended September 30, 2006

Investment Type	Investment Interest Income	Investment Interest Expense	Net Investment Income
	(in thousands)
Investment in residential and leveraged loans	$8,602	$(6,626)	$1,976
Investments held by CDO entities and Trust VIEs	32,511	(27,206)	5,305
Investments in mortgage-backed securities	15,446	(13,581)	1,865
Provision for loan losses	—	—	(565)

Total	$56,559	$(47,413)	$8,581

Our investment interest income increased approximately $138.0 million to approximately $194.6 million for the three-month period ended September 30, 2007 from approximately $56.6 million for the three-month period ended September 30, 2006. The increase in investment interest income is attributable to the approximate $6.3 billion increase in interest earning assets in our target asset classes since September 30, 2006. We had total investments in our target asset classes of approximately $9.6 billion as of September 30, 2007 as compared to approximately $3.3 billion as of September 30, 2006.

Our investment interest expense increased approximately $121.4 million to approximately $168.8 million for the three-month period ended September 30, 2007 from approximately $47.4 million for the three-month period ended September 30, 2006. The increase in investment interest expense is attributable to the approximate $8.0 billion increase in interest bearing liabilities that are financing our interest earning assets acquired since September 30, 2006. We had total indebtedness of approximately $11.2 billion as of September 30, 2007 as compared to approximately $3.2 billion as of September 30, 2006.

Our provision for loan losses relates to investments in residential and commercial mortgages and leveraged loans. The provision for loan losses increased by approximately $3.5 million, to $4.1 million for the three-month period ended September 30, 2007 from approximately $0.6 million for the three-month period ended September 30, 2006. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses increased by approximately $5.3 million to $8.0 million for the three-month period ended September 30, 2007 from approximately $2.7 million for the three-month period ended September 30, 2006. During the same periods these non-investment expenses consisted of related party management compensation of $4.9 million and $2.0 million, respectively, and general and administrative expenses of $3.1 million and $0.7 million, respectively. During the three-month period ended September 30, 2007 and the three-month period ended September 30, 2006, the Company incurred $1.9 million and $0.4 million in base management fees and $0.4 million and $0.4 million in incentive fees, respectively. During the same periods, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $2.3 million and $0.7 million, respectively. The Company recognized share-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the Manager and Cohen of $0.4 million and $0.3 million during the three-month period ended September 30, 2007 and the three-month period ended September 30, 2006, respectively.

During the three-month period ended September 30, 2007 and the three-month period ended September 30, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $4.5 million and $1.6 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen provides for CDOs. The increase in related party management compensation is primarily attributable to the increase in investments financed through CDO transactions and the collateral manager fees incurred by these consolidated CDO entities. We expect that non-investment expenses may increase as we continue to increase our operations.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, audit and audit-related fees, tax compliance services, and consulting fees relating to compliance with the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”).

Interest and other income. Our interest and other income increased by approximately $3.6 million, to $4.3 million for the three-month period ended September 30, 2007 from approximately $0.7 million for the three-month period ended September 30, 2006. This increase is primarily attributable to $3.4 million of interest earned on increased amounts of cash held on deposit with financial institutions.

Unrealized gains/(losses) on interest rate swaps. During the three-month period ended September 30, 2007 and the three-month period ended September 30, 2006, we recorded unrealized gains/(losses) on interest rate swaps of ($5.7) million and ($0.7) million, respectively. Certain of our interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts are not designated as hedges is recorded as an unrealized gain on derivative contracts in the statement of income/(loss).

Realized and unrealized gains on credit default swaps. During the three-month period ended September 30, 2007, we purchased $64.0 million notional amount of CDS contracts that are referenced to certain MBS and CDOs that are trading in the public markets. The risk management objective of the CDS contracts is to potentially offset losses on MBS held in our consolidated CDO entities. Under the terms of the CDS, we agree to make periodic payments, usually ratably over the swap term, in exchange for the agreement by the other counterparty to pay an agreed upon value for a debt instrument of a specified issuer, should the issuer enter into an event of default as defined in each particular CDS contract during the swap term. During the three-months ended September 30, 2007, the Company recorded an approximate $31.9 million unrealized gain and a $1.5 million realized gain on CDS contracts within its consolidated financial statements.

Gain/(loss) on freestanding derivatives. In the three-month period ended September 30, 2007, net investment income included the impact of changes in the fair value of free-standing derivatives relating to our interests in off-balance sheet warehouse facilities of approximately ($1.7) million. During the three-months ended September 30, 2007, the Company recognized a $1.8 million loss on its off-balance sheet warehouse facility. The loss was due to the decline in fair value of the TruPS assets accumulated on the warehouse facility and the amount represents one-hundred percent of the Company’s first loss deposit and accrued but not paid earnings on the warehouse arrangement. The change in fair value is recorded within gain/(loss) on free-standing derivatives on the consolidated statement of income/(loss).

Impairment on investments. During the three-month period ended September 30, 2007, the Company recorded other-than-temporary impairments of $521.3 million in its consolidated MBS portfolio. Additionally, during the three-month period ended September 30, 2007, the Company recorded $12.2 million of impairments on other non-consolidated CDO investments that are primarily collateralized by MBS. The Company recorded other-than-temporary impairments primarily because of significant increases in the estimated cumulative default rates of the underlying collateral of the respective MBS, which resulted in significant decreases to the Company’s estimates of the future cash flows of the respective MBS. Other-than-temporary impairments are recorded within impairment on investments in the consolidated statement of income/(loss).

During the three-months ended September 30, 2007, the Company recognized a $2.7 million impairment of a first-loss warehouse deposit that was held by a consolidated VIE. The first-loss deposit related to a TruPS warehouse arrangement that the Company entered into during the first quarter of 2007. The Company contributed the first-loss deposit amount to a special purpose entity or VIE that in turn pledged the cash to an investment bank in connection with the warehouse arrangement. The VIE received notice that on September 29, 2007 it was in default on the terms of the warehouse arrangement and that the VIE and the Company no longer had decision making rights as it relates to the exit strategy of the assets accumulated in the warehouse. The stated maturity date of the warehouse agreement was September 29, 2007. As of September 29, 2007, the Company has deconsolidated this VIE from its consolidated financial statements because the Company is no longer the primary beneficiary of the VIE. The Company accounted for the deconsolidation of the VIE as a sale of the net assets of the entity and recorded a $10.3 million gain on disposition of a consolidated investment. Additionally, upon determining that the deconsolidation of the assets of the VIE will be accounted for as a sale, the Company recognized an $11.2 million realized loss on the disposition of TruPS assets included in the VIE. The net cash and economic impact of this transaction was the loss of $2.7 million which includes the first-loss deposit and accrued but unpaid interest.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests increased approximately $1.9 million to approximately $4.5 million for the three-month period ended September 30, 2007 as compared to approximately $2.6 million for the three-month period ended September 30, 2006. This increase is primarily attributable to our investment in additional CDO transactions. Our ownership of consolidated CDOs ranged from 57.0% to 80.0% of the preferred shares issued by each CDO.

(Benefit)/Provision for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. An income tax benefit was recorded of ($1.8) million relating to net operating losses sustained by on-balance sheet warehouse arrangements for the three-month period ended September 30, 2007 and income tax provision of less than $0.1 million for the three-month period ended September 30, 2006.

Comparison of the Nine-Month Period Ended September 30, 2007 to the Period from January 31, 2006 through September 30, 2006

Net income/(loss). Our net income decreased approximately $550.5 million to a net loss of approximately ($532.0) million for the nine-month period ended September 30, 2007 from net income of approximately $18.5 million for the period from January 31, 2006 through September 30, 2006. Our net loss for the nine-month period ended September 30, 2007 was primarily attributable to impairment on investments of approximately $609.5 million, which were offset by net investment income generated by our investments in TruPS, MBS and leveraged loans, investments in residential mortgages, and realized gains on derivative contracts. Our net income for the period from January 31, 2006 through September 30, 2006 was primarily attributable to net investment income generated by our investments in TruPS, residential mortgages and leveraged loans and MBS.

Net investment income. Our net investment income increased approximately $41.7 million to approximately $57.6 million for the nine-month period ended September 30, 2007 from approximately $15.9 million for the period from January 31, 2006 through September 30, 2006. The table below summarizes net investment income by investment type for the following periods:

For the Nine-Month Period Ended September 30, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Net Investment Income
	(in thousands)
Investment in residential and commercial mortgages and leveraged loans	$99,204	$(79,181)	$20,023
Investments held by CDO entities and Trust VIEs	259,526	(224,056)	35,470
Investments in mortgage-backed securities	170,569	(158,993)	11,576
Provision for loan losses	—	—	(9,514)

Total	$529,299	$(462,230)	$57,555

For the Period from January 31, 2006 Through September 30, 2006

Investment Type	Investment Interest Income	Investment Interest Expense	Net Investment Income
	(in thousands)
Investment in residential and leveraged loans	$20,089	$(15,500)	$4,589
Investments held by CDO entities and Trust VIEs	59,131	(50,214)	8,917
Investments in mortgage-backed securities	28,958	(25,927)	3,031
Provision for loan losses	—	—	(616)

Total	$108,178	$(91,641)	$15,921

Our investment interest income increased approximately $421.1 million to approximately $529.3 million for the nine-month period ended September 30, 2007 from approximately $108.2 million for the period from January 31, 2006 through September 30, 2006. The increase in investment interest income is attributable to the approximate $6.3 billion increase in interest earning assets in our target asset classes since September 30, 2006. We had total investments in our target asset classes of approximately $9.6 billion as of September 30, 2007 as compared to approximately $3.3 billion as of September 30, 2006.

Our investment interest expense increased approximately $370.6 million to approximately $462.2 million for the nine-month period ended September 30, 2007 from approximately $91.6 million for the period from January 31, 2006 through September 30, 2006. The increase in investment interest expense is attributable to the approximate $8.0 billion increase in interest bearing liabilities that are financing our interest earning assets acquired since September 30, 2006. We had total indebtedness of approximately $11.2 billion as of September 30, 2007 as compared to approximately $3.2 billion as of September 30, 2006.

Our provision for loan losses relates to investments in residential and commercial mortgages and leveraged loans. The provision for loan losses increased by approximately $8.9 million, to $9.5 million for the nine-month period ended September 30, 2007 from approximately $0.6 million for the period from January 31, 2006 through September 30, 2006. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses increased by approximately $16.0 million, to $21.1 million for the nine-month period ended September 30, 2007 from approximately $5.1 million for the period from January 31, 2006 through September 30, 2006. During the same periods, these non-investment expenses consisted of related party management compensation of $12.6 million and $4.0 million, respectively, and general and administrative expenses of $8.5 million and $1.1 million, respectively. During the nine-month period ended September 30, 2007 and the period from January 31, 2006 through September 30, 2006, the Company incurred $5.5 million and $1.1 million in base management fees and $0.5 million and $1.0 million in incentive fees, respectively. During the same periods, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $6.0 million and $1.1 million, respectively. The Company recognized share-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the Manager and Cohen of $1.4 million and $0.8 million during the nine-month period ended September 30, 2007 and the period from January 31, 2006 through September 30, 2006, respectively. During the nine-month period ended September 30, 2007, the Company granted 1,457,460 shares of restricted common stock to employees of the Manager and Cohen under its 2006 Long-Term Incentive Plan.

During the nine-month period ended September 30, 2007 and the period from January 31, 2006 through September 30, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $11.2 million and $2.3 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen provides for CDOs. The increase in related party management compensation is primarily attributable to the increase in investments financed through CDO transactions and the collateral manager fees incurred by these consolidated CDO entities. We expect that non-investment expenses may increase as we continue to increase our operations.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income increased by approximately $13.6 million, to $16.0 million for the nine-month period ended September 30, 2007 from approximately $2.4 million for the period from January 31, 2006 through September 30, 2006. This increase is primarily attributable to $12.5 million of interest earned on increased amounts of cash held on deposit with financial institutions and interest earned on restricted cash of our consolidated CDO entities. Additionally, during the nine-month period ended September 30, 2007, the Company entered into a warehouse risk-sharing agreement with a third party investment bank for short term investment purposes. The warehouse risk-sharing agreement terminated during the period as a result of the transfer of accumulated warehoused asset-backed securities to a CDO that was structured by Cohen and its affiliates. The Company did not purchase an interest in the CDO transaction, although in consideration of the benefits that Cohen and its affiliates received upon the closing of the asset-backed security CDO, Cohen paid a one-time capital commitment fee of $1.2 million to the Company for its services as first loss provider during the warehouse period.

Realized gains on interest rate swaps. During the nine-month period ended September 30, 2007, the Company realized a $0.5 million loss on a warehouse financing arrangement relating to off-balance sheet MBS assets that were acquired during the second quarter. Additionally, during the nine-month period ended September 30, 2007, we recorded $3.5 million of gains as a result of the termination of interest rate swap contracts in connection with the sale of investments in residential mortgages during the period. During the period from January 31, 2006 through September 30, 2006, the Company realized $7.7 million of gains on derivative contracts. The gains consisted of $6.8 million realized as a result of the Company’s termination of its MBS credit agreement and $0.9 million realized as a result of terminating an interest rate swap contract in connection with the residential mortgage loan sale. The Company has accounted for the interest rate swap contracts entered into by the lender of the MBS credit agreement as an embedded derivative within the consolidated financial statements. These amounts were reclassified from unrealized gains on interest rate swaps during the three months ending September 30, 2006 as a result of the termination of the respective interest rate swap contracts.

Unrealized gains/(loss) on interest rate swaps. During the nine-month period ended September 30, 2007 and the period from January 31, 2006 through September 30, 2006, we recorded an unrealized (loss)/gain on interest rate swaps of ($2.7) million and $1.9 million, respectively. Certain of our interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts are not designated as hedges is recorded as an unrealized gain on interest rate swaps in the statement of income/(loss).

Realized and unrealized gains on credit default swaps. During the nine-month period ended September 30, 2007, we purchased CDS contracts that are referenced to certain MBS and CDOs that are trading in the public markets. To date, we have purchased $123 million notional amount of credit default swap contracts. The risk management objective of the CDS contracts is to potentially offset losses on MBS held in our consolidated CDO entities. Under the terms of the CDS, we agree to make periodic payments, usually ratably over the swap term, in exchange for the agreement by the other counterparty to pay an agreed upon value for a debt instrument of a specified issuer, should the issuer enter into an event of default as defined in each particular CDS contract during the swap term. During the nine-months ended September 30, 2007, the Company recorded an approximate $43.8 million unrealized gain and a $1.5 million realized gain on CDS contracts within its consolidated financial statements.

Gain/(loss) on freestanding derivatives. In the nine-month period ended September 30, 2007, net investment income included the impact of changes in the fair value of free-standing derivatives relating to our interests in off-balance sheet warehouse facilities of approximately $0.1 million. During the nine-months ended September 30, 2007, the Company recognized a $1.8 million loss on its off-balance sheet warehouse facility. The loss was due to the decline in fair value of the TruPS assets accumulated on the warehouse facility and the amount represents one-hundred percent of the Company’s first loss deposit and accrued but not paid earnings on the warehouse arrangements. The change in fair value is recorded within gain/(loss) on free-standing derivatives on the consolidated statement of income/(loss). In the period from January 31, 2006 through September 30, 2006, net investment income included the impact of changes in the fair value of free-standing derivatives relating to our interests in off-balance sheet warehouse facilities of approximately $2.0 million.

Impairment on investments. During the nine-month period ended September 30, 2007, the Company recorded other-than-temporary impairments of $590.2 million in its consolidated MBS portfolio. Additionally, during the nine-month period ended September 30, 2007, the Company recorded $17.8 million of impairments on other non-consolidated CDO investments that are primarily collateralized by MBS. The Company recorded other-than-temporary impairments primarily because of significant increases in the estimated cumulative default rates of the underlying collateral of the respective MBS, which resulted in significant decreases to the Company’s estimates of the future cash flows of the respective MBS. Other-than-temporary impairments are recorded within impairment on investments in the consolidated statement of income/(loss).

During the nine-months ended September 30, 2007, the Company recognized a $2.7 million impairment of a first-loss warehouse deposit that was held by a consolidated VIE. The first-loss deposit related to a TruPS warehouse arrangement that the Company entered into during the first quarter of 2007. The Company contributed the first-loss deposit amount to a special purpose entity or VIE that in turn pledged the cash to an investment bank in connection with the warehouse arrangement. The VIE received notice that on September 29, 2007 it was in default on the terms of the warehouse arrangement and that the VIE and the Company no longer had decision making rights as it relates to the exit strategy of the assets accumulated in the warehouse. The stated maturity date of the warehouse agreement was September 29, 2007. As of September 29, 2007, the Company has deconsolidated this VIE from its consolidated financial statements because the Company is no longer the primary beneficiary of the VIE. The Company accounted for the deconsolidation of the VIE as a sale of the net assets of the entity and recorded a $10.3 million gain on disposition of a consolidated investment. Additionally, upon determining that the deconsolidation of the assets of the VIE will be accounted for as a sale, the Company recognized an $11.2 million realized loss on the disposition of TruPS assets included in the VIE. The net cash and economic impact of this transaction was the loss of $2.7 million which includes the first-loss deposit and accrued but unpaid interest.

Realized loss on sale of investments. During the nine-month period ended September 30, 2007, we recorded losses on the sale of investments of approximately $4.4 million. During the period we sold approximately $517.6 million of adjustable rate residential mortgages at a loss of approximately $2.0 million. Additionally, during the period our consolidated CDO entities that are collateralized by MBS sold approximately $85.7 million of investment securities and realized a net loss of approximately $2.4 million. During the nine-month period ended September 30, 2006, the Company sold approximately $87 million of  7/1 adjustable rate residential mortgages at a loss of $0.9 million. In connection with the sale of the residential mortgages, the Company terminated an interest rate swap contract and recorded a gain of $0.9 million in earnings.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests increased approximately $9.2 million to approximately $14.2 million for the nine-month period ended September 30, 2007 as compared to approximately $5.0 million for the period from January 31, 2006 through September 30, 2006. This increase is primarily attributable to our investment in additional CDO transactions. Our ownership of consolidated CDOs ranged from 57.0% to 80.0% of the preferred shares issued by each CDO.

(Benefit)/provision for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. Provision for income taxes decreased approximately $1.7 million to approximately ($1.2) million for the nine-month period ended September 30, 2007 as compared to approximately $0.5 million for the period from January 31, 2006 through September 30, 2006. This decrease is primarily attributable to net operating losses generated at our domestic TRSs during the nine-month period ended September 30, 2007 as compared to the period from January 31, 2006 through September 30, 2006.

34-

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We believe our available cash balances, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements for the next twelve months, but our ability to grow our business will be limited by our ability to obtain future financing, as discussed below. Management has evaluated our current and forecasted liquidity and continues to monitor evolving market conditions. Future investment alternatives and operating activities will continue to be evaluated against anticipated current and longer term liquidity demands. Over the next twelve months, we expect that our external management fees payable to our Manager under the Management Agreement will be substantially offset by the collateral management fee credits that we earn. We do not anticipate incurring significant costs payable under the Management Agreement. We are currently financing our TruPS, MBS and leveraged loan portfolio with warehouse facilities and CDO notes payable. We completed a securitization of our existing residential mortgage loans by contributing the assets to a pass-through securitization entity (or trust) that issued debt securities in the capital markets collateralized by the mortgage loans held by the trust. The residential mortgage loans held by the trust are included in our consolidated financial statements. As of September 30, 2007, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits. Should our liquidity needs exceed our available sources of liquidity, we believe that certain securities in which we have invested could be sold to raise additional cash. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected.

Subsequent to September 30, 2007, the Company has obtained long-term financing of TruPS investments through the closing of the following transaction:

•

On October 30, 2007, the Company completed “Alesco Preferred Funding XVII, Ltd.,” a CDO securitization that provides up to 30-year financing for banks or bank holding companies and insurance companies. Alesco Preferred Funding XVII, Ltd. received commitments for $372.7 million of CDO notes payable, all of which were issued to investors as of October 30, 2007. Alesco Preferred Funding XVII, Ltd. also issued $36.8 million of preference shares upon closing. The Company retained approximately $27.6 million of common and preference shares of Alesco Preferred Funding XVII, Ltd., which results in a 75% interest in the common and preference shares.

During the nine-month period ended September 30, 2007, the Company completed the following debt and equity transactions:

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

•

On June 29, 2007, the Company completed a securitization of substantially all of its existing residential mortgage loans by contributing the assets to a pass-through securitization entity (or trust) that issued debt securities in the capital markets collateralized by the mortgage loans held by the trust. The residential mortgage loans held by the trust are included in our consolidated financial statements. We used $1.1 billion of proceeds from the securitization to repay in full short-term repurchase agreements that we had used to finance the portfolio on a temporary basis. As of September 30, 2007, the Company is not financing any residential mortgage loans with short-term repurchase agreements.

As further described in the “Overview” section, we received written notice from the trustee of each of the Kleros Real Estate CDOs that we would not receive any cash flow distributions on the subordinated note and equity investments that we own in these transactions. Each of the Kleros Real Estate CDOs failed OC trigger tests which resulted in a change to the priority of payments to the debt and equity holders of the Kleros Real Estate CDOs. Upon the failure of an OC test, the indenture of each Kleros Real Estate CDO requires cash flows that would otherwise have been distributed to us to be used to sequentially paydown the outstanding principal balance of the most senior noteholders. The failure of the OC tests were due to cumulative ratings agency downgrades on certain MBS collateralizing the Kleros Real Estate CDOs.

The Kleros Real Estate transactions continue to generate taxable income for us despite the fact that we are not receiving cash distributions from these CDOs. Taxable income will continue to be recognized on each underlying MBS in the portfolio until a payment default occurs on the underlying MBS. The taxable income from these transactions continues to factor into our compliance with the REIT income test requirements and we must continue to distribute ninety percent of its taxable income to ensure continued qualification as a REIT. The OC tests in the indentures governing the CDO and CLO notes payable on our Alesco TruPS and Emporia leveraged loan portfolios are based on actual defaults on the underlying assets rather than rating agency downgrades that are not accompanied by actual defaults. There can be no assurance that in the future other CDO investments will not fail OC tests or otherwise trigger contractual events that would limit the cash distributions received by the Company.

As of September 30, 2007, the Company’s consolidated financial statements include $91.1 million of cash and cash equivalents. This amount does not include $18.8 million of cash dividends that were paid to the Company’s shareholders on October 1, 2007. The Company utilized approximately $53 million of the net proceeds from the debt and equity transactions described above to pay down previously existing short-term debt arrangements. Additionally, in connection with the $140 million convertible debt offering the Company utilized $32.6 million of the proceeds to repurchase 3,410,600 shares of its common stock at $9.55 per share. The Company has utilized and plans to continue to utilize the net proceeds from these offerings to opportunistically invest in the target asset classes.

As of September 30, 2007, the Company’s consolidated financial statements included total indebtedness of $11.2 billion. Total indebtedness includes recourse indebtedness of $189.6 million and $11.0 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the equity that the Company has invested in the preference shares or debt of the CDO, CLO or other types of securitization structures.

Our primary cash needs include the ability to:

•	distribute earnings to maintain our qualification as a REIT;

•	pay costs of borrowings, including interest on such borrowings and expected CDO, CLO and other securitization debt;

•	pay base and incentive fees to our Manager and pay other operating expenses;

•	fund investments; and

•	pay federal, state and local taxes of our domestic TRSs.

We intend to meet these short-term requirements through the following:

•	revenue from operations, including interest income from our investment portfolio;

•	interest income from temporary investments and cash equivalents;

•	borrowings under warehouse facilities; and

•	proceeds from future borrowings or offerings of our common stock.

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

Commitments

On March 27, 2007, the Company entered into a $40.0 million secured revolving credit agreement. The $40 million secured revolving credit agreement replaces the Company’s prior $10.0 million credit agreement, dated as of September 27, 2006. The credit agreement matured on September 27, 2007. As of the maturity date the Company no longer has any rights or obligations under this credit agreement.

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

Off-Balance Sheet Arrangements

We may maintain arrangements with various investment banks regarding CDO securitizations and off-balance sheet warehouse facilities. Prior to the completion of a CDO securitization, our off-balance sheet warehouse providers acquire investments in accordance with the terms of the warehouse facility agreements. Pursuant to the terms of the warehouse agreements, we receive all or a portion of the difference between the interest earned on the investments acquired under the warehouse facilities and the interest accrued on the warehouse facilities from the date of the respective acquisitions. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse providers, and as a result, we bear the first dollar risk of loss up to our warehouse deposit if an investment held under the warehouse facility is liquidated at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. In the event that we are unable to obtain long-term CDO financing for the accumulated warehouse collateral our cash collateral is at risk and may not be returned to the Company. The duration of a warehouse facility is generally at least nine-months. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value in each accounting period with the change in fair value recorded in earnings. As of September 30, 2007, we had approximately $1.8 million of cash collateral held by a warehouse provider pursuant to a warehouse facility. During the three-months ended September 30, 2007, the Company recognized a $1.8 million loss on its off-balance sheet warehouse facility arrangement. The loss was due to the decline in fair value of the TruPS assets accumulated on the warehouse facility and the amount represents one-hundred percent of the Company’s first loss deposit and earnings accrued but not paid on the warehouse arrangement. The warehouse arrangement is with a third-party investment bank and there were $67.4 million of assets on the warehouse as of September 30, 2007. As of September 30, 2007, assets were no longer being accumulated in this facility, however the Company is working with the counterparty on the ultimate disposition of the assets. The Company’s maximum loss exposure is $1.8 million. The change in fair value is recorded within gain/(loss) on free-standing derivatives on the consolidated statement of income/(loss).

Critical Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of our critical accounting policies. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 2 in our unaudited consolidated interim financial statements as of September 30, 2007, as set forth herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk pertains to losses resulting from changes in interest rates and equity security prices. We are exposed to credit risk and interest rate risk related to our investments in debt instruments, TruPS, debt securities, real estate securities and residential mortgages and leveraged loans. Interest rates may be affected by economic, geopolitical, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives typically will be held for long-term investment and not held for sale purposes. Our intent in structuring CDO and CLO transactions and other securitizations will be to limit interest rate risk with a financing strategy that matches the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in additional losses to us which would adversely affect our operating results and liquidity.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2007. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at September 30, 2007, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 8, 2006, our loan to Beech Thicket Spring, Inc., Communities of Penland, LLC, COP Preservation Partners, LLC, F.W., Inc., The Penland Reserve Tract, LLC, and Triad Apartment Group, LLC in the original principal amount of $16.7 million (the “Penland Loan”) matured. The outstanding balance was $11,745,589.50. The Penland Loan was guaranteed by five individuals, Anthony R. Porter, Dorothy M. Porter, Frank A. Amelung, Eugenia Amelung and Richard L. Amelung (collectively “Guarantors”). On October 23, 2006, we caused to be filed a foreclosure action styled In the Matter of Foreclosure of the Deed of Trust Executed by COP Preservation Partners, LLC to Leon M. Killian, III, Trustee, for Alesco Financial, Inc. f/k/a Sunset Financial Resources, Inc. Beneficiary, Recorded at Book 391, Page 810 in the Avery County Register of Deeds, Case No. 06 SP 72, in the Superior Court of North Carolina. This is an action against COP Preservation Partners, LLC and RC Land Holdings, LLC to foreclose a portion of the North Carolina real property collateral of the Penland Loan. A foreclosure sale of November 15, 2007, has been set for two parcels containing approximately 413 acres in the aggregate. We intend to seek to recover any balance on the promissory note plus accrued interest, attorney fees and costs from the sale of Guarantors’ assets (see below), if any, subject to limitations imposed by law, and foreclosure of some or all the other real property in the North Carolina Mountains that collateralizes the Penland Loan.

On January 12, 2007, we commenced an action in the United Stated District Court to confirm a $13,035,243.12 arbitration award against the Guarantors. The case is styled Alesco Financial Inc. v. Anthony R. Porter, Dorothy M. Porter, Frank Amelung, Eugenia Amelung and Richard Amelung, in the United States District Court in the Middle District of Florida, Case No.: 3:07-cv-00032-HWM-HTS. On March 29, 2007, the court entered judgment (the “Judgment”) for us in the amount of $13,060,614.63. We registered the Judgment in the states of Arkansas (Western District, Case No. 07 MC 00011), Georgia (Savannah Division, Case No. MC 407-002), New Mexico (Case No. MC 07-03), North Carolina (Eastern District, Case No. 1:07 MC 15), South Carolina (Case No. 9:0 MC 42) and Wyoming (Case No. 07 MC 21). Frank A. Amelung, Eugenia Amelung and Richard L. Amelung have sought protection in the United States Bankruptcy Court in the Southern District of Florida, West Palm Beach Division, In Re: Frank A. Amelung, Jr. and Eugenia Marie Amelung, Chapter 7 Debtors, Case No.: 07-15492-BKC-PGH, and In Re: Richard L. Amelung, Debtor Chapter 7, Case No.: 07-15493-BKC-PGH, respectively. We are continuing to pursuing collection of the Judgment in the various jurisdictions, subject to limitations imposed by law.

The Attorney General of North Carolina on June 6, 2007, filed suit against one or more of the Borrowers and Guarantors of the Penland Loan described above, among others, in the case styled State of North Carolina ex rel, Roy Cooper, Attorney General vs. Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., PG Capital Holdings, L.L.C., Anthony Porter, Frank Amelung, Richard Amelung, J. Kevin Foster, Neil O’Rourke, Michael Yeomans, and A. Greg Anderson, General Court of Justice, Superior Court Division, State of North Carolina, Wake County, Case No.: 07-CVS-9006. The North Carolina Attorney General alleged that the defendants in the case obtained monies from consumers in violation of North Carolina law relating to unfair or deceptive practices affecting commerce. The court in this case has issued an order appointing a receiver for the assets of the corporate defendants in the case, Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., PG Capital Holdings, L.L.C. We are not a named party in this action, but the receivership includes a substantial part of the real property collateral held by us to secure the Penland Loan. The complaint filed by the North Carolina Attorney General seeks to void all contracts (although yet unidentified) between the named defendants and consumers relating to the alleged deceptive scheme identified in the complaint, the return of all monies obtained by the named defendants in the alleged deceptive scheme, civil penalties against the named defendants and attorney fees from the named defendants. The Order Appointing Receiver authorizes the Receiver, among other things, to sell and dispose of property of the Borrowers in the receivership free and clear of all liens and other collateral interests, which liens or other collateral interests will then attach to the proceeds. We have not received notice of any such sale or disposition of our collateral, and we plan to protect vigorously any and all liens and other collateral interests in the collateral for the Penland Loan. We intend to continue to foreclose some or all our collateral, which may require this court’s approval, and pursue collection by all other available means.

In April 2005, we filed a lawsuit against Redevelopment Group V, LLC, a Pennsylvania limited liability company, in the Camden County Superior Court of New Jersey for collection of a $4.7 million loan receivable. The case was removed to United States District Court as Sunset Financial Resources, Inc., vs. Redevelopment Group V, a Pennsylvania Limited Liability Company and Dawn Staley, Redevelopment Group V, a Pennsylvania Limited Liability Company and Dawn Staley vs. Sunset Financial Resources, Inc., and Jay Phillips, Sunset Commercial Group, L.L.C., Sunset Mortgage Company, L.P., Steven Forman, Barry Roberts, Redevelopment Group V, Property Management, LLC, and Flynn Appraisal Associates, Inc., United States District Court for the District of New Jersey, Case No.: 05-2915(JBS). On January 31, 2006, the property collateralizing the loan was sold in a court-supervised transaction for $3.5 million. In March 2006, the court released $3.4 million of the proceeds to us. Although the collateral underlying the note has been sold, we retained all of our rights and remedies under the original note and other loan documents against the guarantor of the loan for the collection deficiency, including default interest, legal and other collection costs. On July 6, 2005, Redevelopment Group V and the guarantor filed countersuits against us seeking rescission of the loan documents, and the guarantor is seeking damages, all of which we are defending vigorously. In the same action, we have filed claims against numerous other parties involved in the original loan. The case tentatively has been settled, with the tentative settlement calling for payments to us by each defendant. Until the settlement agreement is signed by all parties, all settlement payments made and the counterclaims against us are dismissed, we will treat the case as continuing.

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

On August 3, 2007, our board of directors authorized us to repurchase up to $50.0 million of our outstanding common stock, such repurchases to be effected from time to time in the open market or through privately negotiated transactions. In August 2007, we utilized $2.0 million to repurchase an additional 420,800 shares of our common stock at a weighted average price of $4.64 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On November 1, 2007, the Company received written notice from the trustee of each of Kleros Real Estate CDO III, Ltd. (“KRE III”) and Kleros Real Estate CDO IV, Ltd. (“KRE IV”), in accordance with the Indenture of each of KRE III and KRE IV, that on the November 1, 2007 payment date, the Company will not receive any cash flow distributions on the subordinated note and equity investments owned in these transactions. KRE III and KRE IV provide long-term financing for approximately $2.0 billion of the Company’s mortgage-backed securities (“MBS”) portfolio. During the three-month period ended September 30, 2007, the Company had net investment income of $21.8 million or $0.37 per diluted common share, of which an aggregate of approximately $1.9 million or $0.03 per diluted common share was earned through its investments in KRE III and KRE IV. KRE III and KRE IV failed overcollateralization (“OC”) trigger tests which resulted in a change to the priority of payments to the debt and equity holders of KRE III and KRE IV, respectively. Upon the failure of an OC test, the Indenture of each of KRE III and KRE IV require cash flows that would otherwise have been distributed to the Company to be used to sequentially paydown the outstanding principal balance of the most senior noteholders. The failure of the OC test were due to cumulative ratings agency downgrades on certain MBS collateralizing the KRE III and KRE IV transactions.

Item 6.	Exhibits

(a) Exhibits – see “Exhibit Index”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALESCO FINANCIAL INC.

	By:	/s/ James J. McEntee, III
James J. McEntee, III
Date: November 8, 2007		Chief Executive Officer

	By:	/s/ John J. Longino
John J. Longino
Date: November 8, 2007		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2006, by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

2.2	Letter Agreement dated September 5, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. and the attached Registration Rights Provisions (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2006).

2.3	Letter Agreement dated September 29, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2006).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.2	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.5	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.6	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007)

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Assignment and Assumption Agreement, dated as of October 6, 2006, by and between the Company and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to the Company (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

Exhibit No.	Description
10.3	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Letter Agreement, dated October 18, 2006, by and between the Company and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to the Company (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.5	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.6	Master Repurchase Agreement, dated as of February 28, 2006, by and between Bear Stearns Mortgage Capital Corporation and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.7	Letter Agreement, dated April 10, 2007, by and among Alesco Financial Inc., Alesco Warehouse Conduit, LLC, Cohen & Company Financial Management, LLC and Cohen & Company, in relation to the Note Purchase Agreement, dated December 5, 2006, by and among PFW III, Ltd., the investors party thereto, Alesco Warehouse Conduit LLC, as initial subordinated noteholder and ABN Amro Bank N.V. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.8	Letter Agreement, dated April 23, 2007, by and among Alesco Financial Inc., Alesco Holdings, Ltd., Strategos Capital Management, LLC and Cohen & Company, in relation to the Warehouse Risk Sharing Agreement, dated as of February 7, 2007, between Merrill Lynch and Alesco Holdings, Ltd. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.9	Credit Agreement, dated as of March 27, 2007, by and among Alesco Financial Holdings, LLC, Alesco Financial Inc., Royal Bank of Canada, U.S. Bank National Association and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.10	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.11	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.12	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

10.13	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007)

10.14	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007)

10.15	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.16	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.17	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A filed with the SEC on April 30, 2007).

10.18	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.19	Form of Indemnification Agreement by and between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

11.1	Statement Regarding Computation of Earnings.***

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification pursuant to 18 U.S.C. Section 1350.**

*	Filed herewith.
**	Furnished herewith.
***	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 7 to the consolidated financial statements included in this report.