Form 10-K
period 2007-12-31
ALESCO FINANCIAL INC
filed 2008-03-12
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter and the number of shares outstanding on that date was $483.4 million. As of March 10, 2008, there were 59,441,169 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to its 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s 2007 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FINANCIAL INC.

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

Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K, unless otherwise noted and as the context otherwise requires, we refer to the combined company Alesco Financial Inc. and its subsidiaries as “the Company,” “we,” “us,” and “our,” to the pre-merger Sunset Financial Resources, Inc. and its subsidiaries as “Sunset,” to the pre-merger Alesco Financial Trust and its subsidiaries as “AFT,” to our manager, Cohen & Company Management, LLC, as “our manager,” and to our manager’s ultimate parent, Cohen Brothers, LLC (which does business as Cohen & Company) as “Cohen & Company.”

From an accounting perspective, as used throughout this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” refer to the pre-merger operations of AFT and the combined operations of the merged company and its consolidated subsidiaries post-merger through December 31, 2007.

PART I

ITEM 1.	BUSINESS.

Overview

We are a specialty finance company that invests in multiple asset classes with the objective of generating risk-adjusted returns and predictable cash distributions for our stockholders, subject to maintaining our status as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and our exemption from regulation under the Investment Company Act of 1940, as amended, or the Investment Company Act. We seek to achieve our investment objectives by investing primarily in the following target asset classes:

•

subordinated debt financings originated by our manager or third parties, primarily in the form of trust preferred securities, or TruPS, issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies;

•

leveraged loans made to small and mid-sized companies in a variety of industries characterized by companies with relatively low volatility and overall leverage compared to their industry peers, including the consumer products and manufacturing industries; and

•	mortgage loans, other real estate-related senior and subordinated debt securities, residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS.

We typically finance our investments in these target asset classes on a short-term basis with on and off-balance sheet warehouse facilities or other short-term financing arrangements and on a long-term basis with securitization vehicles, including collateralized debt obligations, or CDOs, and collateralized loan obligations, or CLOs.

We may also invest opportunistically from time to time in other types of investments within our manager’s areas of expertise and experience, subject to maintaining our qualification as a REIT and our exemption from regulation under the Investment Company Act. Our investment guidelines do not impose any limitations on the type of assets in which we may invest.

We are externally managed and advised by Cohen & Company Management, LLC, whom we refer to as our manager, pursuant to a management agreement. Our manager is a wholly-owned subsidiary of Cohen Brothers, LLC, d/b/a Cohen & Company, an alternative investment management firm, which, since 2001, has provided financing to small and mid-sized companies in financial services, real estate, and other sectors.

Our History

Sunset was incorporated in Maryland on October 6, 2003 and completed an initial public offering of common stock in March 2004. Sunset’s shares of common stock traded on the New York Stock Exchange, or the NYSE, under the ticker symbol “SFO.” During the period from the completion of Sunset’s initial public offering through April 27, 2006 Sunset pursued a business strategy of originating commercial mortgage loans and investing in RMBS and CMBS. Sunset elected to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2004.

AFT was organized as a Maryland real estate investment trust on October 25, 2005 and commenced operations on January 31, 2006. On January 31, 2006, February 2, 2006, and March 1, 2006. AFT completed the sale of an aggregate of 11,107,570 common shares of beneficial interest, or common shares, at an offering price of $10.00 per share in a private offering. AFT received proceeds from this offering of $102.4 million net of placement fees and offering costs. AFT elected to qualify as a REIT for U.S. federal income tax purposes for its taxable year ended October 6, 2006.

On April 27, 2006, Sunset entered into a merger agreement with AFT, pursuant to which Sunset agreed to acquire AFT by merger in exchange for the issuance of 1.26 shares of Sunset common stock for each common share of AFT. On the same date that Sunset entered into the merger agreement, Sunset entered into an interim management agreement with our manager, pursuant to which Sunset became externally managed by our manager and our manager began to reposition Sunset’s investment strategies to mirror AFT’s investment strategy, which we continue to employ. Our manager was also the external manager of AFT pursuant to a long-term management agreement. The merger closed on October 6, 2006 and the combined company’s named was changed from Sunset Financial Resources, Inc. to Alesco Financial Inc. On that same date, Sunset terminated the interim management agreement and assumed the long-term management agreement in place between AFT and our manager. Immediately following completion of the merger, Sunset’s former stockholders held 42% of the outstanding shares of common stock and the former stockholders of AFT held 58% of the outstanding shares of common stock. On October 9, 2006, we began trading on the NYSE under the ticker symbol “AFN.”

Our Portfolio

The table below summarizes our investment portfolio as of December 31, 2007:

	Amortized Cost	Estimated Fair Value	Percentage of Total Portfolio	Weighted Average Interest Rate
	(dollars in thousands)
Investment in securities and security-related receivables:
TruPS and subordinated debentures	$4,802,113	$3,792,521	47.7%	6.7%
Security-related TruPS receivables	740,341	625,369	7.3%	7.3%
Mortgage-backed securities	2,646,588	2,092,417	26.2%	5.5%
Other CDO investments	3,712	3,712	0.1%	—%

Total investment in securities and security-related receivables	$8,192,754	$6,514,019	81.3%	6.2%

Investment in residential and commercial mortgages and leveraged loans:
Residential mortgages	$1,047,195	$1,012,172	10.3%	6.5%
Commercial loans (1)	7,332	7,332	0.1%	—
Leveraged loans	836,953	798,920	8.3%	8.7%

Total investment in residential and commercial mortgages and leveraged loans	$1,891,480	$1,818,424	18.7%	8.2%

Total investments	$10,084,234	$8,332,443	100%	6.6%

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

We typically finance our investments in these target asset classes on a short-term basis with on and off-balance sheet warehouse facilities or other short-term financing arrangements and on a long-term basis with securitization vehicles, including CDOs and CLOs. The table below summarizes our indebtedness as of December 31, 2007:

Description	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Average Contractual Maturity
	(dollars in thousands)
Non-recourse indebtedness:
Trust preferred obligations	$382,600	5.9% to 9.0%	6.7%	July 2035
Securitized mortgage debt	959,558	5.0% to 6.0%	5.7%	March 2017
CDO notes payable (1)	9,409,027	5.1% to 6.1%	5.6%	March 2040
Warehouse credit facilities (2)	155,984	5.1% to 5.3%	5.2%	March 2008

Total non-recourse indebtedness	$10,907,169

Recourse indebtedness:
Junior subordinated debentures	$49,614	9.4%	9.4%	August 2036
Contingent convertible debt	140,000	7.6%	7.6%	May 2027

Total recourse indebtedness	$189,614

Total indebtedness	$11,096,783

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation.

(2)	On February 22, 2008, the Company refinanced both existing leveraged loan warehouse facilities into one facility that matures in May 2009. The new facility provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate. The terms of the refinanced facility require the Company to invest an additional $20 million, bringing the Company’s total first loss deposit amount to approximately $40 million.

Recourse indebtedness refers to indebtedness in respect of which there is recourse to our general assets. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $189.6 million as of December 31, 2007. Non-recourse indebtedness consists of indebtedness of consolidated variable interest entities, or VIEs, which has recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit. Our maximum exposure to loss as a result of our involvement with each VIE is the $580.8 million of capital that we have invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects us to potential margin calls for additional pledges of cash or other assets.

Impact of 2007 Market Events on Our Business

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader market and credit markets generally. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007 and remains depressed as of the date of this filing. The disruption in these markets directly impacts our business because our investment portfolio includes investments in mortgage-backed securities, or MBS, leveraged loans and bank and insurance company debt. We typically finance our investments with on and off-balance sheet warehouse facilities and on-balance sheet CDOs and CLOs. In an effort to seek to offset losses in our investments, we began purchasing credit defaults swaps, or CDS, in 2007.

Our MBS Investments

We invest in MBS through our Kleros Real Estate CDO subsidiaries and other non-consolidated CDO investments. In 2007 and continuing in 2008, the principal U.S. rating agencies downgraded large amounts of MBS, ABS and debt securities of CDOs collateralized by MBS, including investments that are in our portfolio. Since we finance our investments in MBS through the issuance of equity and debt securities of CDOs, our exposure to losses on our consolidated MBS portfolios is limited to our investments in such CDOs.

We record our MBS and other CDO investments at fair value. During the twelve-months ended December 31, 2007, we recorded other-than-temporary impairment charges of approximately $1.3 billion on our consolidated MBS portfolio, which is significantly in excess of our $120 million of invested capital in the CDOs that own the investments. While the particular MBS that were written down have not experienced material payment defaults, we recorded an other-than-temporary impairment charge because of an increase in estimated cumulative defaults and a determination that we would not recover the carrying amount of certain MBS in our portfolio. This impairment charge is a direct charge against our earnings for the twelve-months ended December 31, 2007 and was the primary reason why we recognized a net loss for the same period. The impairment charge does not currently negatively impact our cash flow. However, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” rating agency downgrades of MBS in our Kleros Real Estate portfolio have adversely impacted our cash flow because they triggered overcollateralization tests in each of our four Kleros Real Estate CDOs. When an overcollateralization test in our Kleros Real Estate CDOs is triggered, the cash flows generated by the assets in the CDOs are reallocated to the senior debt. Since we hold the equity in these CDOs, we no longer receive any cash flow from our investments in the Kleros Real Estate CDOs.

Our maximum loss from investments in MBS is limited to the $120 million that we invested into the four Kleros Real Estate CDOs. The CDOs are governed by legal indentures that provide us with no rights to the CDOs assets and provide the CDO noteholders with no recourse to us. We consolidate the four Kleros Real Estate CDOs in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is $120 million. We have effectively written down our $120 million equity investment in the Kleros Real Estate CDOs to zero.

We have also invested $45.1 million of capital in other non-consolidated CDO investments that are primarily collateralized by MBS. During the twelve-months ended December 31, 2007, we recorded other-than-temporary impairment charges of approximately $41.4 million on our other non-consolidated CDO investments. As of December 31, 2007, our remaining exposure to these investments was $3.7 million.

During the second quarter of 2007, we began to purchase CDS contracts that are referenced to certain MBS and CDOs that are trading in the public markets. As of December 31, 2007, we had approximately $95.9 million notional amount of CDS contracts with a fair value of $67.0 million. We recorded realized and unrealized gains of $84.3 million on the CDS contracts during the twelve-months ended December 31, 2007. We have purchased these CDS contracts and may purchase additional CDS contracts in the future with the objective of off-setting potential losses on MBS and other CDO investments held in our consolidated portfolio. There can be no assurance that these CDS contracts will offset the losses that we may suffer on our MBS portfolio.

We will continue to review our investment portfolio, as well as the other available-for-sale securities in our portfolio, to determine whether there have been additional temporary or other-than-temporary declines in their fair value, and there can be no assurance that we will not experience further declines in fair value given market conditions. Temporary declines, if any, would be recorded as losses within accumulated other comprehensive loss in our balance sheet and would have a negative impact on our book value, which we experienced during the twelve-months ended December 31, 2007. Other-than-temporary declines, if any, would be recorded as an impairment charge in our consolidated statement of income and would have a negative impact on our net income, which we also experienced during the twelve-months ended December 31, 2007. Our determinations of fair value are based upon many factors, as discussed further in Notes 2 and 3 of our consolidated financial statements as set forth herein. One factor is changes in the ratings of the securities. The ratings process is outside of our control and there can be no assurance that the rating agencies will not downgrade or place on negative watch additional securities in our portfolio. Any such rating agency action could contribute to declines in the fair value of the securities in our portfolio which could adversely affect our book value and/or our earnings.

The following table provides a summary of our direct exposures to MBS and other CDO investments as of and for the year ended December 31, 2007. We utilize various methods of evaluating risk in our investment portfolios, including monitoring our net exposure to certain types of credit concentrations. We define our net exposure as our potential loss over a period of time in an event of 100% default of the referenced investment, assuming zero recovery. The value of these positions remains subject to mark-to-market volatility. Positive net exposure amounts indicate potential loss (long position) in a default scenario. Negative net exposure amounts indicate potential gain (short position) in a default scenario. Net Exposure does not take into consideration the risk of counterparty default. See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A for a further description of how credit risk is monitored. Actual losses could exceed the amount of Net Exposure.

	Initial Capital Invested (1)	Cumulative Economic Gains (Losses) (2)	Net Exposure
(Amounts in thousands)
Long MBS & Other CDO Exposures:
Kleros Real Estate MBS CDOs (3)	$120,000	$(120,000)	$—
Other CDO investments	45,102	(41,390)	3,712

Total Long CDO exposure	$165,102	$(161,390)	$3,712

Short Exposures:
Credit Default Swaps (4)	—	84,279	(67,030)

Total exposure	$165,102	$(77,111)	$(63,318)

(1)	Represents net cash invested through December 31, 2007.

(2)	Reflects cumulative gains and losses on invested capital. Excludes income earned, realized losses in excess of invested capital, and other income statement amounts.

(3)	Excludes $1.2 billion of other-than-temporary impairments recorded in excess of our $120 million of capital invested in Kleros Real Estate CDOs. Our maximum cumulative loss exposure is limited to our initial capital invested in these non-recourse CDO investments.

(4)	The cumulative income statement gains relating to credit default swap contracts include $17 million of gains that have been realized in cash. These amounts are not included in our remaining net exposure amount as we have previously realized the gain.

Subsequent to December 31, 2007, we received written notice from the trustee of Kleros Real Estate III that the CDO has experienced an event of default. The event of default resulted from the failure of certain additional overcollateralization tests due to recent credit rating agency downgrades. The event of default provides the most senior debtholder in the CDO with the option to liquidate all of the MBS assets collateralizing the CDO. The proceeds of any such liquidation would be used to repay the CDO debt securities. As of the date of filing this report, the holders of the senior debt securities have not exercised their rights to liquidate the CDO. Since we are not receiving any cash flow from our investment in any of our Kleros Real Estate CDOs, the event of default does not have an impact on our cash flow or results of operations; however, the assets of the Kleros Real Estate III CDO and the income they generate for tax purposes are part of our REIT qualifying assets and income. If more than one of our Kleros Real Estate CDOs suffers an event of default which results in the assets of those CDOs being liquidated and we are not able to invest in sufficient other REIT qualifying assets, our ability to qualify as a REIT could be materially adversely affected.

Our Leveraged Loan Investments

We invest in leveraged loans through our Emporia CLO subsidiaries and through investments held in on-balance sheet warehouse facilities. As of the date of filing this report, the leveraged loans in our portfolio have not suffered material defaults or losses. However, the general disruption in the structured products markets has made it difficult to securitize leveraged loans through CLOs. As a result, we are holding assets on warehouse lines longer than anticipated. We earn returns from the loans while they are on warehouse lines, but we must also maintain cash collateral with the warehouse lenders during the term of the warehouse lines. The cash we maintain as collateral with our warehouse lenders is not available to us to make new investments or pay distributions until the assets are sold from the warehouse line. We have seen warehouse lenders generally increase their cash collateral requirements as the credit crunch has continued. In addition, banks are generally less willing or able to provide warehouse financing in the current environment because their capital is constrained.

Our Bank and Insurance TruPS Investments

We invest in TruPS issued by banks and surplus notes issued by insurance companies through our Alesco CDO subsidiaries. As of the date of this filing, we have experienced four bank deferrals and no insurance deferrals in our TruPS portfolio. During the twelve-months ended December 31, 2007, we have recorded $18.1 million of other-than-temporary impairments on the deferring securities within our TruPS portfolio. These deferrals do not result in an overcollateralization failure in any of our Alesco CDOs, but there is no assurance that additional deferrals will not occur that could subject the Alesco CDOs to overcollateralization failures. In the event that an overcollateralization failure occurs in a TruPS CDO, changes to the priority of payments will result in the equity holders, including us, of the CDO not receiving any cashflows until such time as the overcollateralization failure is cured. In addition, there is generally less available warehouse financing available for this asset class from banks for the reasons discussed above.

Liquidity

As mentioned above, the disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of December 31, 2007, we had $20 million of cash deposited with warehouse lenders to collateralize warehouse facilities for Emporia assets, and subsequent to December 31, 2007 we deposited an additional $20 million of cash on an Emporia warehouse facility. If the securitization markets remain effectively closed for an extended period, we may lose the first loss cash that we had deposited with the warehouse lender. In addition, our inability to maintain compliance with the overcollateralization requirements of our CDO and CLO financing arrangements can materially adversely affect our cash flow from operations and our ability to make distributions to our stockholders’ for the reasons discussed above.

Our Manager

We are externally managed and advised by our manager, Cohen & Company Management, LLC, pursuant to a management agreement which we assumed from AFT in the merger. Our manager is responsible for administering our business activities and day-to-day operations through the resources of Cohen & Company, its parent. Our manager has entered into a shared services agreement with Cohen & Company pursuant to which Cohen & Company provides our manager with access to Cohen & Company’s credit analysis and risk management expertise and processes, information technology, office space, personnel and other resources to enable our manager to perform its obligations under the management agreement. Our management agreement and the shared services agreement are intended to provide us with access to Cohen & Company’s personnel and their experience in capital markets, credit analysis, debt structuring and risk and asset management, as well as assistance with corporate operations. Cohen & Company had over $44 billion of assets under management as of December 31, 2007. Cohen & Company currently employs approximately 136 full-time employees and has offices in Philadelphia, New York, Los Angeles, Stamford, Chicago, Washington D.C., London and Paris. All of our executive officers are employees or members of our manager or one or more of its affiliates.

Cohen & Company was founded in 1999 by our chairman, Daniel G. Cohen, who is also the chairman of Cohen & Company and the chairman of our manager and who was formerly the chairman of AFT and the chairman and chief executive officer of Taberna Realty Finance Trust, or Taberna. In December 2006, Taberna was acquired by RAIT Financial Trust (formerly RAIT Investment Trust), or RAIT (NYSE: RAS), a public company that makes investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring real estate interests. Upon closing of the transaction, Daniel G. Cohen became the chief executive officer of RAIT. Cohen & Company and its subsidiaries have entered into a non-competition agreement whereby Cohen & Company and its subsidiaries have agreed not to compete with Taberna until April 28, 2008 in Taberna’s business of originating TruPS or other preferred securities issued by REITs and real estate operating companies or of acting as the collateral manager of CDOs involving these securities. Accordingly, for as long as our manager is a subsidiary of Cohen & Company, our manager must obtain Taberna’s consent before investing in TruPS issued by REITs and real estate operating companies on our behalf during the term of this non-competition agreement.

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

•

assisting us in complying with all regulatory requirements applicable to us in respect of our business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports and documents, if any, required under the Securities Exchange Act of 1934, as amended, or the Exchange Act;

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

Pursuant to the terms of the management agreement, our manager is required to provide us with our management team, including a chief executive officer, chief operating officer, chief investment officer and chief financial officer, along with appropriate support personnel, to provide the management services to be provided by our manager to us, the members of which team are required to devote such of their time to the management of us as may be reasonably necessary and appropriate, commensurate with our level of activity from time to time. Our chief financial officer and our chief accounting officer (as well as certain other accounting personnel) are exclusively dedicated to our operations.

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

Management Fee and Incentive Fee

As of October 6, 2006, upon completion of our merger with AFT, we no longer have any employees and therefore rely on the resources of our manager to conduct our operations. Expense reimbursements to our manager are generally made on a monthly basis.

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

For purposes of calculating the base management fee, our equity means, for any month, the sum of the net proceeds from any issuance of our common stock, after deducting any underwriting discount and commissions and other expenses and costs relating to the issuance, plus our retained earnings at the end of such month (without taking into account any non-cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that we pay for the repurchases of our common stock. The calculation of our equity and the base management fee will be adjusted to exclude one-time events pursuant to changes in U.S. generally accepted accounting principles, or GAAP, as well as non-cash charges, after discussion between our manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

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

Our Investment Strategy

We employ the investment strategy followed by AFT since its inception, which strategy is primarily focused on investing in subordinated debt in the form of TruPS issued by banks, bank holding companies and insurance companies, leveraged loans to small and mid-sized companies, mortgage loans, other real estate-related senior and subordinated debt securities, RMBS and CMBS. We seek to achieve our objectives by investing in a leveraged portfolio of assets in our target asset classes. We rely on the expertise of Cohen & Company and its affiliates in identifying assets that meet our investment criteria and providing collateral management services for these assets prior to their securitization.

In general, our investment strategy is to acquire investments in our target asset classes on a short-term basis with on and off-balance sheet warehouse facilities or other short-term financing arrangements and finance these investments on a long-term basis with securitization vehicles, including CDOs and CLOs. A CDO or CLO is a securitization structure pursuant to which assets such as TruPS, surplus notes, ABS such as RMBS and CMBS, leveraged loans or other loans or securities are transferred to a special purpose entity that issues multiple classes of debt and equity interests to finance a portfolio of securities or loans. Cash flow from the portfolio of assets is used to repay the CDO liabilities sequentially, in order of seniority. The equity securities issued by the CDO are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. We may acquire all or a portion of the equity or debt securities issued by CDOs, CLOs and other securitizations. If we purchase a sufficient amount of the equity interests in the CDO or CLO or meet other consolidation rules pursuant to GAAP, we will consolidate all of the assets of the CDO or CLO and will reflect all of the debt of the CDO or CLO on our balance sheet and will reflect income, net of minority interests. The securities issued by CDOs, CLOs and other securitizations that we own are preferred equity securities that are subordinate to debt. Such securities are not secured by any collateral and generally rank junior to an issuer’s existing debt securities in right of payment and in liquidation.

Our investment objective is to invest in these target asset classes on a long term basis and generate risk-adjusted returns and provide predictable cash distributions to our stockholders. Our securitization strategies generally provide for match-funding of our assets and liabilities, which typically results in predictable net investment income over the financing term. Match funding is the financing of our investments on a basis where the duration of the investments approximates the duration of the borrowings used to finance the investments. For any period during which our investment portfolio and related borrowings are not match funded, we may be exposed to the risk that our investment portfolio will reprice slower than the borrowings that we use to finance a significant portion of our investment portfolio. Increases in interest rates under these circumstances, particularly short-term interest rates on our short-term borrowings, may significantly adversely affect the net interest income that we earn on our investment portfolio.

Our investments are subject to limitations because we conduct our business so as to qualify as a REIT and not be required to register as an investment company under the Investment Company Act. TruPS, leveraged loans and equity in corporate entities, such as CDO and CLO entities, created to hold TruPS, and leveraged loans, do not qualify as real estate assets for purposes of the REIT asset tests. The income received from these investments will not generally qualify as real estate-related income for purposes of the REIT gross income tests. Therefore, we must invest in a sufficient amount of qualifying real estate assets directly or through subsidiaries that are disregarded for U.S. federal income tax purposes so that the value of those assets and the amount of gross income they generate, when compared to the value of the securities we hold in taxable REIT subsidiaries, or TRSs, and the dividends received and other income includable by us in our gross income as a result of our TRS investments, together with any other non-qualifying REIT income we earn or non-qualifying assets that we own, enable us to continue to satisfy the REIT requirements. Qualifying real estate assets typically generate less attractive returns than investments in TruPS, leveraged loans or corporate entities holding TruPS or leveraged loans. While our investments in RMBS and mortgage loans generate less attractive returns than our investments in TruPS and leveraged loans, we expect to continue to invest in RMBS and mortgage loans and in other qualifying real estate assets in order to maintain our qualification as a REIT. We expect that our investments in RMBS and mortgage loans and other qualifying real estate assets will generate most of our gross income for U.S. federal income tax purposes and such income will be supplemented by net income inclusions from our investments in foreign TRSs and net income from our investments in domestic TRSs to the extent such net income is distributed to us.

Our Financing Strategy

We use leverage in order to increase our potential returns to our investors and to fund the acquisition of assets in our target asset classes. The amount of leverage we can employ is driven by and limited to the common business practices of the companies providing the financing for each asset class. We do not have a policy limiting the amount of leverage we may incur to finance our investments. We use a substantial amount of leverage to seek to enhance our returns. Our use of leverage may, however, also have the effect of increasing losses when economic conditions are not favorable.

We typically seek to finance our investments in our target asset classes on a short-term basis with on and off-balance sheet warehouse facilities or short-term financing arrangements and finance these investments on a long-term basis with securitization vehicles, including CDOs and CLOs. As of December 31, 2007, we are not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits. As of December 31, 2007, we are party to two on-balance sheet warehouse facilities that are financing $175.7 million of leveraged loans. Our maximum exposure to loss relating to short-term warehouse financing is $20 million as of December 31, 2007. On February 22, 2008, the Company refinanced both of the leverage loan facilities described above into one facility that matures in May 2009. The new facility provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate. The terms of the refinanced facility require the Company to invest an additional $20 million, bringing our total first loss deposit to approximately $40 million.

The following table summarizes our investments in our target asset classes that are financed on a long-term basis through securitization transactions that we have completed since our inception and that we consolidate:

CDO/CLO	Type of Collateral	Total Investments to be Financed Upon Final Ramping	% Ownership of Special Purpose Entity Held by Us	Our Maximum Exposure to Loss
Alesco Preferred Funding X, Ltd.	Bank and insurance company TruPS and surplus notes	$950.0 million	63.2%	$38.6 million

Alesco Preferred Funding XI, Ltd.	Bank and insurance company TruPS and surplus notes	$667.1 million	76.1%	$31.6 million

Alesco Preferred Funding XII, Ltd.	Bank and insurance company TruPS and surplus notes	$667.6 million	55.0%	$22.2 million

Alesco Preferred Funding XIII, Ltd.	Bank and insurance company TruPS and surplus notes	$500.0 million	68.3%	$21.1 million

Alesco Preferred Funding XIV, Ltd.	Bank and insurance company TruPS and surplus notes	$800.0 million	75.0%	$36.3 million

Alesco Preferred Funding XV, Ltd.	Bank and insurance company TruPS and surplus notes	$667.0 million	73.7%	$26.7 million

Alesco Preferred Funding XVI, Ltd.	Bank and insurance company TruPS and surplus notes	$503.0 million	75.0%	$18.1 million

Alesco Preferred Funding XVII, Ltd.	Bank and insurance company TruPS and surplus notes	$400.0 million	75.0%	$27.6 million

Kleros Real Estate CDO I, Ltd.	RMBS	$ 1.0 billion	100%	$30.0 million

Kleros Real Estate CDO II, Ltd.	RMBS	$ 1.0 billion	100%	$30.0 million

Kleros Real Estate CDO III, Ltd.	RMBS	$ 1.0 billion	100%	$30.0 million

Kleros Real Estate CDO IV, Ltd.	RMBS	$ 1.0 billion	100%	$30.0 million

Emporia Preferred Funding II, Ltd.	Middle market leveraged loans	$350.0 million	59.0%	$19.3 million

Emporia Preferred Funding III, Ltd.	Middle market leveraged loans	$400.0 million	79.5%	$28.8 million

Bear Stearns ARM Trust 2007-02	Securitized mortgage loans	$ 1.0 billion	100%	$65.2 million

Hedging and interest rate risk management strategy. We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings, subject to certain limitations because we conduct our business to qualify as a REIT.

We may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or potentially other influences on the values of our assets. We may be required to implement some of these techniques through a TRS that is fully subject to corporate income taxation. Our interest rate management techniques may include:

•	interest rate swaps, including options and forward contracts;

•	interest rate caps, including options and forward contracts;

•	interest rate collars, including options and forward contracts; and

•	interest rate lock agreements, principally Treasury lock agreements.

•	puts and calls on securities or indices of securities;

We may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under short-term financing arrangements. Interest rate swap agreements have historically been structured such that the party seeking the hedge protection receives payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for London Interbank Offered Rate, or LIBOR. The short-term financing arrangements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements will effectively fix our borrowing cost and will not be held for speculative or trading purposes. See Item 7A—”Quantitative and Qualitative Disclosures About Market Risk.”

Interest rate management techniques do not eliminate interest rate risk but, rather, seek to mitigate it. See Item 1A—”Risk Factors—Business Risks—Our hedging transactions may not completely insulate us from interest rate risk, which could cause greater volatility in our earnings.”

Credit Analysis and Risk Management

Our investment strategy involves two primary investment phases: (i) the selection of assets to be acquired during a short-term warehouse accumulation period, and (ii) the long-term financing of the warehoused assets through our securitization strategy. The cornerstone of our investment process is the ability of Cohen & Company and our manager to identify investments during each of these phases applying the underlying asset credit analysis and underwriting process utilized by Cohen & Company in their business. With respect to the identification of assets in our target asset classes to be acquired during warehouse accumulation periods, we rely on the expertise of separate credit committees at Cohen & Company for each of our target asset classes. Our manager provides us with long-term financing strategies, such as CDOs, CLOs and other securitization vehicles through which assets are ultimately financed, subject to the approval of a majority of our independent directors.

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

Competition

We expect to continue to encounter significant competition in seeking investments. We expect to compete with many third parties including specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. We may also be subject to significant competition in originating TruPS or other securities that are in our target asset classes. Cohen & Company has granted us a right of first refusal to (a) purchase the equity interests in CDOs collateralized by U.S. dollar denominated TruPS issued by banks, bank holding companies and insurance companies for which Cohen & Company or its affiliates serve as collateral manager and (b) purchase the equity interest in CLOs of U.S. dollar denominated leveraged loans for which Cohen & Company or its affiliates serve as collateral manager. Although we benefit from a right of first refusal provided by Cohen & Company with respect to certain of our target assets, this right of first refusal excludes (1) individual investments in leveraged loans, (2) TruPS which collateralize CDOs in which we decline to exercise our right of first refusal to acquire equity interests in the CDO and (3) non-U.S. dollar denominated investments in any of our targeted asset classes. In addition, there are other REITs with investment objectives similar to the Company and others may be organized in the future, including those that may be advised or managed by Cohen & Company. Cohen & Company and its subsidiaries have agreed not to compete with Taberna until April 28, 2008 in Taberna’s business of originating TruPS or other preferred securities issued by REITs and real estate operating companies or of acting as the collateral manager of CDOs involving these securities. Accordingly, for so long as our manager is a subsidiary of Cohen & Company, our manager must obtain Taberna’s consent before investing in TruPS issued by REITs and real estate operating companies on our behalf during the term of this non-competition agreement. In addition, there can be no assurance that Cohen & Company’s affiliates will not establish or manage other investment entities in the future that compete with us for other types of investments. If any present or future Cohen & Company investment entities have an investment focus similar to our focus, we may be competing with those entities for access to the benefits that its relationship with Cohen & Company provides to it, including access to investment opportunities. Some of our competitors have substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and better operating efficiencies.

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

In addition, our board of directors is subject to policies, in accordance with provisions of Maryland law, which are also designed to eliminate or minimize conflicts, including the requirement that all transactions in which directors or executive officers have a material conflicting interest to our interests be approved by a majority of our disinterested directors. However, these policies or provisions of law may not always be successful in eliminating such conflicts and, if they are not successful, decisions could be made that might fail to reflect fully the interests of all stockholders.

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

Pursuant to Maryland law, a contract or other transaction between a company and a director or between the Company and any other company or other entity in which a director serves as a director or has a material financial interest is not void or voidable solely on the grounds of such common directorship or interest, the presence of such director at the meeting at which the contract or transaction is authorized, approved or ratified or the counting of the director’s vote in favor thereof if (1) the material facts relating to the common directorship or interest and as to the transaction are disclosed to the board of directors or a committee of the board of directors, and the board of directors or committee authorizes the transaction or contract by the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum, (2) the material facts relating to the common directorship or interest of the transaction are disclosed to the stockholders entitled to vote thereon, and the transaction is approved by vote of the stockholders, or (3) the transaction or contract is fair and reasonable to the Company at the time it is authorized, ratified or approved.

Policies with Respect to Other Activities

We have the authority to offer common stock, preferred stock or options to purchase shares in exchange for property and to repurchase or otherwise acquire our common stock or other securities in the open market or otherwise, and we may engage in such activities in the future. We may issue preferred stock from time to time, in one or more series, as authorized by the board of directors without the need for stockholder approval. We do not intend to engage in trading, underwriting or agency distribution or sale of securities of other issuers other than though our registered broker-dealer subsidiary. We have not in the past, but we may in the future invest in the securities of other issuers for the purpose of exercising control over such issuers. At all times, we intend to make investments in such a manner as to qualify as a REIT, unless because of circumstances or changes in the Internal Revenue Code or the regulations of the U.S. Department of the Treasury, our board of directors determines that it is no longer in our best interest to qualify as a REIT. Except as described in this Annual Report on Form 10-K, we have not made any loans to third parties, although we may in the future make loans to third parties, including, without limitation, to joint ventures in which we participate. We intend to make investments in such a way that we will not be treated as an investment company under the Investment Company Act.

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

Restrictions on Ownership of Our Common Stock

To assist us in maintaining our qualification as a REIT, our charter generally prohibits any stockholder from beneficially or constructively, applying certain attribution provisions of the Internal Revenue Code, owning more than 9.8% in value of our outstanding shares of any class or series of capital stock. Our board of directors may, in its sole discretion, waive the ownership limit with respect to a particular stockholder if our board of directors is presented with evidence satisfactory to it that the ownership will not then or in the future jeopardize our qualification as a REIT. Our charter also prohibits any person from (a) beneficially or constructively owning our shares if such ownership would result in our being “closely held” under Section 856(h) of the Internal Revenue Code or otherwise would result in our failing to qualify as a REIT, and (b) transferring shares if such transfer would result in our shares being owned by fewer than 100 persons. Our charter provides that any ownership or transfer of our shares in violation of the foregoing restrictions will result in the shares owned or transferred in such violation being automatically transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee acquiring no rights in such shares. If the transfer is ineffective for any reason, then, to prevent a violation of the restriction, the transfer that would have resulted in such violation will be void ab initio.

Investment Company Act Exemption

We seek to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines as an investment company any issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we have organized the Company as a holding company that conducts our businesses primarily through majority-owned subsidiaries, the securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other “investment securities” we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis.

We seek to operate one or more of our majority-owned subsidiaries so that we qualify for the exemption from registration under the Investment Company Act provided by Section 3(c)(5)(C) of the Investment Company Act and monitor the portfolio of each such subsidiary periodically and prior to each investment to confirm that we continue to qualify for the exemption. In order for each such subsidiary to qualify for this exemption, at least 55% of its portfolio must be composed of qualifying assets and at least 80% of its portfolio must be composed of real estate-related assets. We generally expect that investments in CMBS will be considered qualifying assets and real-estate related assets under Section 3(c)(5)(C) of the Investment Company Act. The treatment of CDOs, ABS, bank loans and stressed and distressed debt securities as qualifying assets and real-estate related assets is based on the characteristics of the underlying collateral and the particular type of loan, including whether we have unilateral foreclosure rights with respect to the underlying real estate collateral.

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

We organized the Company so that we will not be considered an investment company under the Investment Company Act because we will satisfy the 40% test of Section 3(a)(1)(C) in that the value of our investments in majority-owned subsidiaries that qualify for the Section 3(c)(5)(C) exemption or qualify for other exemptions from the Investment Company Act (except Section 3(c)(1) or 3(c)(7)) will exceed 60% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We monitor our holdings to ensure continuing and on-going compliance with this test. In addition, we believe the Company will not be considered an investment company under Section 3(a)(1)(A) because we will not engage primarily or hold the Company out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, the Company, through our majority-owned subsidiaries, is primarily engaged in the non-investment company businesses of those subsidiaries.

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

Available Information

Our Internet website address is www.alescofinancial.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC.

Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report on Form 10-K or other filings with the SEC, and the information contained on our website is not part of this document.

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

Following the merger, we assumed AFT’s management agreement with our manager and, accordingly, our manager has and will earn substantial fees from its relationship with us. Our manager and its affiliates, including Cohen & Company, earn base management fees and incentive fees under our management agreement; however, such fees are reduced by asset management fees earned by Cohen & Company for managing CDOs and CLOs in which we invest. Cohen & Company also has earned and will earn origination fees and structuring fees in respect of CDOs and CLOs in which we have invested and may invest. In addition to ongoing management fees and fees arising from our investments, our manager will also be entitled to a termination fee of three times the sum of the average annual base fee for the past two 12-month periods under the management agreement if the agreement is terminated under specified circumstances. We are subject to potential conflicts of interest arising out of our relationship with our manager and its affiliates, including the following potential conflicts arising from fees payable to our manager or its affiliates:

•

our manager is controlled by Daniel G. Cohen and certain of our other executive officers. As a result, our management agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable as if the terms had been negotiated with an unaffiliated third party;

•

the substantial fees to be earned by our manager and its affiliates, including Cohen & Company, due to our investments in CDOs and CLOs structured, managed and sold by Cohen & Company and its affiliates, whether or not those investments generate attractive returns for us, present potential conflicts for Cohen & Company in causing us to make investments which may not be fully addressed by policies that require a majority of our independent directors to approve all transactions between us and Cohen & Company and its affiliates;

•	the incentive fee that will be payable under our management agreement may induce our manager to make higher risk investments; and

•	the substantial termination fee that will be payable under our management agreement will make termination of the agreement extremely costly and may deter us from exercising our termination rights.

These risks and other risks arising from our relationship with our manager are explained in detail below. The management agreement and the fees payable thereunder are described above under “Item 1—Business—Management Agreement” and “Item 1—Business—Management Fee and Incentive Fee.”

We are dependent on our manager and may not find a suitable replacement if the management agreement is terminated.

We have no employees. We have no separate facilities and are completely reliant on our manager, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk that our manager will terminate the management agreement and that no suitable replacement will be found. We believe that our success depends to a significant extent upon the experience of our manager’s and its affiliates’ executive officers, whose continued services are not guaranteed.

There are potential conflicts of interest in the relationship between us, on the one hand, and our manager and our manager’s affiliates, including Cohen & Company, on the other hand, which could result in decisions that are not in the best interests of our stockholders.

We are subject to potential conflicts of interest arising out of our relationship with our manager and its affiliates, including Cohen & Company. For instance, Daniel G. Cohen, our chairman, James J. McEntee, III, our chief executive officer and president, and Shami J. Patel, our chief operating officer and chief investment officer, also serve as executive officers of Cohen & Company and are not exclusively dedicated to our business. Furthermore, our manager is controlled by Mr. Cohen and by certain of our other executive officers. In addition, our manager has no fiduciary obligation to our stockholders. The management agreement does not prevent our manager and its affiliates from engaging in additional management or investment opportunities, some of which compete with us. Our manager and its affiliates engage in additional management or investment opportunities that have overlapping objectives with us, and face conflicts in the allocation of investment opportunities. Such allocation is at the discretion of our manager and there is no guarantee that this allocation will be made in the best interest of our stockholders. Additionally, the ability of our manager and its officers and employees to engage in other business activities may reduce the time our manager spends managing us.

We may enter into additional transactions with Cohen & Company with the approval of a majority of our independent directors. Such transactions with Cohen & Company may not be as favorable to us as they would be if negotiated with independent third parties.

In addition to the fees payable to our manager under our management agreement, Cohen & Company benefits from other fees paid to it by third parties with respect to our investments. In particular, affiliates of Cohen & Company may earn origination fees paid by the issuers of TruPS, which have historically ranged from zero to 3.0% of the face amount of a TruPS issuance. Cohen & Company, through its affiliates, typically retains part of this fee and shares the balance with the investment bank or other third party broker that introduced the funding opportunity to Cohen & Company. Cohen & Company’s affiliates also receive structuring fees for services relating to the structuring of a CDO or a CLO on our behalf or in which we invest. This fee has historically ranged from zero to 0.84% of the face amount of the securities issued by the CDO or CLO, but may exceed this amount. Our independent directors must approve any structuring fees exceeding 0.45% of the face amount of the securities issued by such CDOs or CLOs. In addition, affiliates of Cohen & Company act as collateral managers of the CDOs and CLOs in which we invest. In this capacity, these affiliates receive collateral management fees that have historically ranged between zero and 0.65% of the assets held by the CDOs and CLOs. In addition, the collateral managers may be entitled to earn incentive fees if CDOs or CLOs managed by them exceed certain performance benchmarks. A broker-dealer affiliate of Cohen & Company may also earn placement fees in respect of debt and equity securities which it sells to investors in the CDOs and CLOs in which we invest, as well as commissions and mark-ups from trading of securities to and from CDOs and CLOs in which we invest. The management agreement with our manager provides that the base management fee and incentive management fee payable to our manager will be reduced by our proportionate share of the amount of any CDO and CLO collateral management fees and incentive fees paid to our manager and its affiliates in connection with the CDOs and CLOs in which we invest, based on the percentage of equity we hold in such CDOs and CLOs. Origination fees, structuring fees, placement fees and trading discounts and commissions paid to, or earned by, Cohen & Company and its affiliates will not reduce the amount of fees we pay under our management agreement.

We will compete with current and future investment entities affiliated with our manager and Cohen & Company and we may not be allocated by our manager the most attractive real estate related investment opportunities.

Cohen & Company has granted us a right of first refusal to (a) purchase the equity interests in CDOs collateralized by U.S. dollar denominated TruPS issued by banks, bank holding companies and insurance companies for which Cohen & Company or its affiliates serve as collateral manager in which event we will have a priority right to fund the origination, through our warehouse facilities, of U.S. dollar denominated TruPS originated by our manager and Cohen & Company or its affiliates which will collateralize the CDOs as to which we have exercised the right of first refusal to acquire equity interests, and (b) purchase the equity interests in CLOs of U.S. dollar denominated leveraged loans for which Cohen & Company or its affiliates serve as collateral manager. Although we benefit from a right of first refusal provided by Cohen & Company with respect to certain of our target assets, this right of first refusal excludes (1) individual investments in leveraged loans, (2) TruPS which collateralize CDOs in which we decline to exercise our right of first refusal to acquire equity interests in the CDO and (3) non-U.S. dollar denominated investments in any of our targeted asset classes.

In addition, affiliates of our manager have investment objectives that overlap with our objectives, which could cause us to forego attractive investment opportunities. For instance, Cohen & Company and its affiliates have certain agreements with other entities that Cohen & Company or its affiliates manage or advise in which Cohen & Company and such affiliates have agreed to present appropriate investment opportunities (not including the TruPS and CLO equity interests described above) to those entities before presenting such investment opportunities to us. Additionally, Cohen & Company has established and manages and may establish or manage other investment entities in the future that compete with us for investments. Such entities may compete with us for investments in mortgage loans, RMBS and CMBS, and our manager may not allocate the most attractive real estate related assets to us. We will be competing with Cohen & Company and any other investment entities that Cohen & Company may form in the future for access to the benefits that our relationship with Cohen & Company provides to us, including access to investment opportunities.

Certain members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.

Our executive officers and the employees of our manager, other than our chief financial officer and our chief accounting officer (and certain other accounting personnel), do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of our manager, other than our chief financial officer and chief accounting officer (and certain other accounting personnel), allocate some, or a material portion, of their time to other businesses and activities. For example, our chairman of the board of directors, president and chief executive officer, and chief operating officer and chief investment officer also serve as executive officers of Cohen & Company. In addition to serving as Chairman of Cohen & Company, our chairman of the board of directors serves as a trustee and chief executive officer of RAIT. None of these individuals is required to devote a specific amount of time to our affairs. Accordingly, we will compete with Cohen & Company and RAIT and possibly other entities in the future for the time and attention of these senior officers and there will be conflicts of interest in allocating investment opportunities to us that may also be suitable for other entities that Cohen & Company advises, as well as RAIT.

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

The lenders under our warehouse facilities and possible future repurchase agreements, credit facilities and our recourse indebtedness agreements may require that our manager manage our operations pursuant to our management agreement, or that certain key employees of our manager continue to be employed by our manager, as a condition to making continued advances to us under the facilities or as a condition to avoid acceleration of our debt under our recourse indebtedness agreements. Additionally, if our manager ceases to be our manager, or if such key employees are no longer employed by our manager, the lenders may terminate our facilities and their obligation to advance funds to us in order to finance our future investments. If our manager ceases to be our manager under our management agreement for any reason or if such key employees are no longer employed by our manager, and we are not able to obtain financing on favorable terms or at all, such failure could adversely affect our business and results of operations.

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

Our manager is authorized to follow very broad investment guidelines on behalf of us. Our board of directors periodically reviews such investment guidelines. Our board of directors approves the investment transactions entered into by the Company, but does not approve the individual transactions relating to collateral accumulation completed within each of the CDO entities that we have invested in. In addition, in conducting periodic reviews of select investments, our board of directors may rely primarily on information provided to us by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind at the time they are reviewed by the board. Our manager has great latitude within the broad parameters of the investment guidelines in determining the types of assets it may decide are proper investments.

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

We may terminate the management agreement we entered into with our manager for cause (as defined in the management agreement) at any time. We may not terminate the management agreement, however, without cause before December 31, 2008, the date on which its initial term expires. After December 31, 2008, the management agreement will be automatically renewed for a one-year term on each anniversary date thereafter unless terminated for cause or as otherwise described in the management agreement. Under the management agreement, after December 31, 2008, we may terminate the agreement annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common stock, upon (1) unsatisfactory performance by our manager that is materially detrimental to us or (2) a determination that the management fee payable to our manager is not fair, subject to our manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. Our manager will be provided 180 days’ prior notice of any termination and will be paid a termination fee equal to three times the sum of (A) the average annual base management fee for the two 12-month periods immediately preceding the date of termination, plus (B) the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Thus, in some circumstances, we will be unable to terminate our management agreement. In other circumstances where we do have the right to terminate our management agreement, these provisions would result in substantial cost to us upon termination. In addition, we may also incur considerable legal cost resulting from potential litigation that may arise in connection with the termination of our management agreement. Consequently, these costs may make it more difficult for us to terminate our management agreement without cause.

The liability of our manager is limited under our management agreement, and we have agreed to indemnify our manager against certain liabilities, which may expose us to significant expenses.

Pursuant to our management agreement, our manager has not assumed any responsibility other than to render the services called for thereunder and our manager is not responsible for any action of our board of directors in following or declining to follow the board of director’s advice or recommendations. Our manager and its members, managers, officers, employees and affiliates (including Cohen & Company) are not liable to us, any of our subsidiaries, our directors, our stockholders or any stockholders of our subsidiaries for acts performed in accordance with and pursuant to our management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under our management agreement. We have agreed to indemnify our manager and its members, managers, officers employees and affiliates and each person controlling our manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to our management agreement.

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

Market Risks

We may experience further writedowns of our financial instruments and other losses related to the volatile and illiquid market conditions.

The credit markets in the United States are currently suffering significant disruption. This disruption has been particularly severe in the residential mortgage lending sector, where available liquidity, including liquidity through ABS CDOs and other securitizations, has declined precipitously during the second half of 2007 and remains significantly depressed as of the date of this filing. This disruption directly impacts our business as our investment portfolio includes investments in MBS financed through our on-balance sheet Kleros Real Estate CDO subsidiaries and other CDO investments. The principal U.S. rating agencies have recently downgraded large amounts of MBS, ABS and debt securities of CDOs collateralized by MBS and ABS, including investments that are in our portfolio. Since we finance our investments in MBS through the issuance of equity and debt securities of CDOs, our economic exposure to losses on our consolidated MBS portfolios is limited to our direct investments in such CDOs. As of December 31, 2007, we have completely written off our $120 million equity investment in the Kleros Real Estate CDOs and we have a remaining $3.7 million long position exposure in other CDO investments. We continue to have exposure to these markets and products and as market conditions continue to evolve the fair value of our investments could further deteriorate. In addition, recent market volatility has made it difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to take further writedowns in the fair value of our investments portfolio, which may have an adverse effect on our results of operations in future periods.

We invest in leveraged loans through our Emporia Preferred Funding CLO subsidiaries and through investments held in on-balance sheet warehouse facilities. As of the date of filing this report, the leveraged loans in our portfolio have not suffered material defaults or losses. However, the general disruption in the structured products markets has made it difficult to securitize leveraged loans through CLOs. As a result, we are holding assets on warehouse lines longer than anticipated. We earn returns from the loans while they are on warehouse lines, but we must also maintain cash collateral with the warehouse lenders during the term of the warehouse lines. The cash we maintain as collateral with our warehouse lenders is not available to us to make new investments or pay distributions until the assets are sold from the warehouse line. We have seen warehouse lenders generally increase their cash collateral requirements as the credit crunch has continued. In addition, banks are generally less willing or able to provide warehouse financing in the current environment because their capital is constrained.

We invest in TruPS issued by banks and surplus notes issued by insurance companies through our Alesco CDO subsidiaries. As of the date of this filing, we have experienced four bank deferrals and no insurance deferrals in our TruPS portfolio. During the twelve-months ended December 31, 2007, we have recorded $18.1 million of other-than-temporary impairments on the deferring securities within our TruPS portfolio. These deferrals do not result in an overcollateralization failure in any of our Alesco CDOs, but there is no assurance that additional deferrals will not occur that could subject the Alesco CDOs to overcollateralization failures. In the event that an overcollateralization failure occurs in a TruPS CDO, changes to the priority of payments will result in the equity holders, including us, of the CDO not receiving any cashflows until such time as the overcollateralization failure is cured. In addition, there is generally less available warehouse financing available for this asset class from banks for the reasons discussed above.

Significant concentrations of risk may expose us to losses.

Concentrations of risk in our investment portfolio may reduce our revenues or result in losses in our investment portfolio in the event of unfavorable market or broader economic trends. We have committed approximately 40% of our capital to our TruPS business, which results in us having significant exposures to the U.S. banking and insurance industry and certain regions within the U.S. banking industry.

Liquidity and Funding Risks

The disruption in the credit markets has adversely affected our access to liquidity.

The disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of December 31, 2007, we had $20 million of cash deposited with warehouse lenders to collateralize warehouse facilities for Emporia assets, and subsequent to December 31, 2007 we deposited an additional $20 million of cash on an Emporia warehouse facility. If the securitization markets remain effectively closed for an extended period, we may lose the first loss cash that we had deposited with the warehouse lender. In addition, our inability to maintain compliance with the overcollateralization requirements of our CDO and CLO financing arrangements can materially adversely affect our cash flow from operations and our ability to make distributions to our stockholders’ for the reasons discussed above.

Failure to obtain adequate capital and funding would adversely affect the growth and results of our operations and may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

We depend upon the availability of adequate funding and capital for our operations. In particular, we will need to continue to raise additional equity capital in order to grow our business. Factors that we cannot control, such as disruption of the financial markets or negative views about the REIT or financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects.

We are required to annually distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and we are therefore not able to retain most of our earnings for new investments. The failure to secure acceptable financing could reduce our taxable income because our investments would no longer generate the same level of net interest income with an insufficient amount of funding or an increase in funding costs. A reduction in net income could have an adverse effect on our liquidity and our ability to make distributions to our stockholders. Sufficient funding or capital may not be available to us in the future on terms that are acceptable. In addition, if our minimum distribution required to maintain our qualification as a REIT becomes large relative to our cash flow due to our taxable income exceeding our cash flow from operations, then we could be forced to borrow funds, sell assets or raise capital on unfavorable terms, if at all, in order to maintain our REIT qualification. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to our stockholders.

Our business requires a significant amount of cash, and if it is not available, our business and financial performance will be significantly harmed.

We require a substantial amount of cash to fund our investments, to pay expenses and to hold assets. We also require cash to meet our working capital, minimum REIT distribution requirements, debt service obligations, pay premiums on CDS and other needs. Our warehouse deposits included in restricted cash are at risk under the terms of our warehouse borrowing arrangements in the event that there is a decline in the market value of the assets that are held in such warehouse facilities.

We expect that our primary sources of working capital and cash will continue to consist of:

•	revenue from operations, including interest income from our investment portfolio;

•	interest income from temporary investments and cash equivalents;

•	borrowings under warehouse facilities; and

•	proceeds from future borrowings or any offerings of our equity or debt securities.

We may not be able to generate a sufficient amount of cash from operations and financing activities to successfully execute our business strategy.

We rely on a limited number of financing arrangements to finance our investments and our business and our financial performance will be significantly harmed if those resources are no longer available.

Pending the structuring of a CDO or other securitization, we typically finance assets that we acquire through borrowings under on and off-balance sheet warehouse arrangements and, possibly, repurchase facilities and secured lines of credit. The obligations of lenders to purchase assets or provide financing during a warehouse accumulation period are subject to a number of conditions, independent of our performance or the performance of the underlying assets. Likewise, repurchase facilities are dependent on the counterparties’ ability to re-sell our obligations to third parties. If there is a disruption of the repurchase market generally, or if one of our counterparties is itself unable to access the repurchase market, our access to this source of liquidity could be adversely affected. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to increase significantly the cost of the lines of credit that they provide. We expect that TRSs or qualified REIT subsidiaries that we have formed or may form will enter into additional warehouse facilities in order to fund the acquisition of additional assets during warehouse accumulation periods. We may not be able to renew or replace our financing arrangements when they expire on terms that are acceptable to us or at all.

We incur a significant amount of debt to finance our operations, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution to our stockholders.

We incur a significant amount of debt to finance our operations, which can compound losses and reduce the cash available for distributions to our stockholders. We expect that we will enter into additional financing arrangements in the future and warehouse facilities entered into by us and our subsidiaries will remain in effect. As of December 31, 2007, the total consolidated indebtedness of the Company was $11.1 billion. We generally leverage our investment portfolio through the use of warehouse facilities, repurchase agreements, securitizations, including the issuance of CDOs and CLOs and other borrowings. The leverage we employ varies depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of the assets in our consolidated financial statements are pledged as collateral for the borrowings included in our consolidated financial statements. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Debt service payments will reduce the net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Under certain repurchase agreements, our lenders could take title to our assets and our lenders may have an ability to liquidate our assets through an expedited process. As of December 31, 2007, we have no outstanding borrowings under repurchase agreements. Currently, neither our corporate charter nor our bylaws impose any limitations on the extent to which we may leverage our assets.

Financing arrangements that we are party to contain covenants that restrict our operations, and any default under these arrangements would inhibit our ability to grow our businesses and increase revenues.

The warehouse facilities and recourse debt arrangements that we have entered into contain extensive restrictions and covenants. Failure to meet or satisfy any of these covenants may result in an event of default under these agreements. These agreements also typically contain cross-default provisions, so that an event of default under any agreement will trigger an event of default under other agreements, giving the lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and the right to enforce their rights by foreclosing on collateral pledged under these agreements.

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

The warehouse providers under our warehouse facilities may have the right to liquidate assets acquired under the facilities upon the occurrence of certain events, such as a default or a decline in credit quality of the collateral that may lead to a default. We could be required to bear any losses up to our first loss cap suffered by the warehouse providers in the event of a collateral liquidation, if the losses are due to events such as, for example: (i) the failure of an obligor of the underlying collateral in the warehouse to make payments of any interest or principal in respect of the underlying collateral when due after any applicable grace period; (ii) the underlying collateral purchased during the warehouse period falls below a certain corporate rating; (iii) a breach by us of our obligation (if any) to purchase some or all of the equity in the CDO to which the warehouse is related if such breach causes the CDO to not close; or (iv) the underlying asset purchased during the warehouse period becoming a credit risk security (e.g., if the warehouse provider and/or the collateral manager determine in good faith that the underlying asset has a significant risk of declining in credit quality). In such events, we could suffer a liability up to the amount of the cash collateral we maintain with our warehouse providers, which amount generally averages between $5,000,000 and $40,000,000, depending on the structure of the warehouse; provided, however, that if we breach our obligations to purchase equity of an associated CDO, our loss could be greater than this amount.

We may be unable to complete securitization transactions.

We seek to finance our investments with long-term CDO and CLO financing or other types of securitization structures. This involves creating a special-purpose vehicle, accumulating a pool of assets in the vehicle, and selling interests in the vehicle to purchasers on a non-recourse basis. We typically retain all or a portion of the equity in the securitized pool of portfolio investments (i.e., the CDO). We may finance our investments with typically relatively short-term warehouse facilities, until a sufficient quantity of securities is accumulated, with the intent of refinancing these facilities through a securitization such as a CDO or CLO issuance or other financing. However, we may not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO or CLO issuance.

We also may not be able to obtain short-term warehouse facilities or to renew any such facilities after they expire should we find it necessary to extend the facilities to allow more time to buy the necessary eligible securities for long-term financing. The inability to renew the facilities may require us to seek more costly financing for our investments or to liquidate assets. Liquidation of the assets may subject us to the loss of our first-loss warehouse deposit. As described above, the existing disruption in the credit markets has severely constrained our ability to complete CDOs and CLOs. The inability to securitize our portfolio could hurt our performance. At the same time, the securitization of our portfolio investments might expose us to losses, as the equity securities that we retain will tend to be higher risk than the other securities issued by the CDOs or CLOs and more likely to suffer losses. For example, we are currently receiving no cash flow on our equity and subordinate debt interests in our Kleros Real Estate CDOs because overcollateralization tests have been triggered in each of these CDOs.

The use of CDO and CLO financings with over-collateralization requirements may have a negative impact on our cash flow and may trigger certain termination provisions in the related collateral management agreements.

We expect that the terms of the CDOs and CLOs we structure will generally provide that the principal amount of assets must exceed the principal balance of the related securities to be issued by the CDO or CLO by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the CDO and CLO terms will provide that, if certain delinquencies and/or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the CDO or CLO securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests, based on delinquency levels or other criteria including downgrades by the rating agencies of the underlying portfolio securities of the CDO, may restrict our ability to receive cash distributions from assets collateralizing the CDO or CLO securities. The performance tests may not be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on future CDOs and CLOs, there are no assurances as to the actual terms of the CDO and CLO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If the assets held by CDOs and CLOs fail to perform as anticipated, our earnings may be adversely affected and over-collateralization or other credit enhancement expenses associated with CDO and CLO financings will increase.

During the year ended December 31, 2007, we received written notice from the trustee of each of our four Kleros Real Estate CDOs that we would not receive any cash flow distributions on the subordinated note and equity investments that we own in these transactions. The Kleros Real Estate CDOs provide long-term financing for our MBS portfolio. Each of the Kleros Real Estate CDOs failed overcollateralization, or OC tests, which resulted in a change to the priority of payments to the debt and equity holders of the Kleros Real Estate CDOs. Upon the failure of an OC test, the indenture of each Kleros Real Estate CDO requires cash flows that would otherwise have been distributed to us to be used to sequentially pay down the outstanding principal balance of the more or most senior noteholders. The failure of the OC tests were due to cumulative rating agency downgrades on certain MBS collateralizing the Kleros Real Estate CDOs.

The Kleros Real Estate CDOs continue to generate taxable income for us despite the fact that we are not receiving cash distributions on our equity and subordinated note holdings from these CDOs. Taxable income will continue to be recognized on each underlying MBS in the portfolio until a payment default occurs on the underlying MBS. The taxable income from these transactions continues to factor into our compliance with the REIT income test requirements and we must continue to distribute ninety percent of our taxable income to ensure continued qualification as a REIT.

Our investments in TruPS and leveraged loans are also financed with CDOs and CLOs that are subject to overcollateralization requirements. The overcollateralization requirements in the TruPS CDOs are typically triggered in the event that more than three percent of the par value of collateral securities that collateralize the CDO debt defer on a principal or interest payment or are otherwise determined to be defaulted in accordance with the indenture for the particular CDO. As of the date of this filing, we have experienced four bank deferrals and no insurance deferrals in our TruPS portfolio. These deferrals do not result in an overcollateralization failure in any of our CDOs, but there is no assurance that additional deferrals will not occur that could subject the TruPS CDOs to overcollateralization failures. The overcollateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. As of the date of this filing, we have not experienced an overcollateralization failure in any of our leveraged loan CLOs.

In the event that an overcollateralization failure occurs in either a TruPS or leveraged loan CDO or CLO, changes to the priority of payments will result in the equity holders, including us, of the CDO or CLO not receiving any cashflows until such time as the overcollateralization failure is cured. There can be no assurance that in the future other CDO investments will not fail OC tests or otherwise trigger contractual events that would limit or eliminate the cash distributions received by us.

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

A prolonged economic slowdown, volatility in the markets, a recession or declining real estate values and increasing interest rates could impair our investments and harm our operating results which may, in turn, adversely affect the cash available for distribution to our stockholders.

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

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. For example, the recent disruption in the credit markets has severely limited our ability to securitize assets through CDOs and CLOs and has generally reduced the overall ability of lenders to extend warehouse financing. Where warehouse financing is available, the costs have increased and lenders are requiring greater cash collateral. If securitization financing remains constrained, we may not be willing or able to complete a securitization for assets that have been purchased using short-term warehouse lines. In that event, we may potentially lose the first loss cash that we had deposited with the warehouse lender. If we are unable to deploy our capital in high-yielding CDO investments quickly or at all, we would need to find alternative investments which may be lower yielding.

Credit Risks

The mortgage loans in which we have invested and the mortgage loans underlying the RMBS in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us that may result in reduced earnings and negatively affect the cash available for distribution to our stockholders.

Residential mortgage loans are secured by single-family residential properties and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest, and civil disturbances, may impair borrowers’ abilities to repay their loans.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law, which could result in a total loss of our investment. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the MBS we invest in are subject to all of the risks of the underlying mortgage loans. In addition, residential mortgage borrowers are not typically prevented by the terms of their mortgage loans from prepaying their loans in whole or in part at any time. Borrowers prepay their mortgages for many reasons, but typically, when interest rates decline, borrowers tend to prepay at faster rates. To the extent that the underlying mortgage borrowers in any of our mortgage loan pools or the pools underlying any of our MBS prepay their loans, we will likely receive funds that will have to be reinvested, and we may need to reinvest those funds at less desirable rates of return.

A portion of our investments in MBS are collateralized by subprime residential mortgages. Subprime residential mortgage loans are generally loans to credit impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources due to loan size, credit characteristics, documentation standards and other applicable factors. Loans to lower credit grade borrowers generally experience higher-than-average default and loss rates than do conforming mortgage loans. Material differences in expected default rates, loss severities and/or prepayments on the subprime mortgage loans from what was estimated in connection with the original underwriting of such loans could cause reductions in our income and adversely affect our operating results, with respect to our investments in MBS. If we underestimate the extent of losses that our investments in MBS will incur, then our business, financial condition, liquidity and results of operations could be adversely impacted.

Investments in subordinated RMBS are generally in the “second loss” position and therefore subject to increased risk of losses.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the “first loss” subordinated security holder and then by the “second loss” subordinated security holder. Our investments in subordinated RMBS will be generally in the “second loss” position and therefore may be subject to losses. In the event of default and the exhaustion of any collateral, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying MBS to make principal and interest payments may be impaired. In this event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities. As of December 31, 2007, the Company had investments in subordinated RMBS of approximately $399 million par value, and a fair value of $31.3 million, or approximately 1% of our consolidated total assets.

We may invest in residential mortgage loans that have material geographic concentrations. Any adverse market or economic conditions in those regions may have a disproportionately adverse effect on the ability of our customers to make their loan payments.

We may invest in residential mortgage loans that have material geographic concentrations. The risk of foreclosure and losses on these loans may be exacerbated by economic and other conditions in these geographic markets. In addition, the market value of the real estate securing those mortgage loans could be adversely affected by adverse market and economic conditions in that region. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions or natural disasters in that geographic region could adversely affect our net interest income from loans in our investment portfolio and our ability to make distributions to our stockholders. Based on the total carrying amount of the mortgages taken out in connection with the residential mortgage loans the Company had invested in as of December 31, 2007, approximately 46.5% of the properties securing those residential mortgage loans were concentrated in the state of California.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

Although we have not yet done so, we may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender or may be secured only by an equity interest in the borrower and not any real property. In the event of a bankruptcy of the entity providing the pledge of our ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Equity investments may involve a greater risk of loss than traditional debt financing and specific risks relating to particular issuers.

Although we have not yet made material equity investments, we may opportunistically invest in equity of various types of business entities, including banks, bank holding companies, insurance companies and real estate companies, depending upon our ability to finance such assets in accordance with our financing strategy. Equity investments, including investments in preferred securities, involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to debt and are not secured. Furthermore, should the issuer default, we would only be able to proceed against the entity in which we have an interest, and not the assets owned by the entity. If we invest in preferred securities, in most cases we will have no recourse against an issuer for a failure to pay stated dividends; rather, unpaid dividends typically accrue and the preferred stockholders maintain a liquidation preference in the event of a liquidation of the issuer of the preferred securities. An issuer may not have sufficient assets to satisfy any liquidation preference to which we may be entitled. As a result, we may not recover some or all of our investments in preferred equity securities in particular and in equity securities in general.

Investments in equity securities are also subject to risks of: (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem our investment and cause us to reinvest premature redemption proceeds in lower yielding assets, and (v) the declining creditworthiness and potential for insolvency of the issuer of such securities during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities of the issuers of the equity securities we purchase and the ability of the issuers thereof to repay principal and interest or make dividend payments.

Catastrophic losses and the lack of availability of reinsurance could adversely affect our investments in TruPS issued by insurance companies.

The insurance companies that issue the TruPS and in which we invest are exposed to policy claims arising out of catastrophes. Catastrophes may be caused by various events, including hurricanes, earthquakes and floods and may also include man-made catastrophes such as terrorist activities. The frequency and severity of catastrophes are inherently unpredictable. Claims resulting from catastrophic events could materially reduce the profitability or harm the financial condition of the insurance companies which issue the TruPS in which we invest, and could cause one or more of such insurance companies to defer payment on such TruPS, or default on the payment of distributions of such TruPS. Payments under these TruPS are subordinated to policy claim payments owed by these insurance companies to their policy holders. In addition, the ability of insurance companies to manage this risk may depend, in part, upon their ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future.

Defaults by one or more larger financial institutions could adversely affect our TruPS portfolio, the financial markets generally or actions taken by bank regulators.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect the fair value of our investments portfolio and result in losses. Systemic risk may increase the likelihood of regulatory action imposed on the banks included within our TruPS portfolio. Bank regulatory action that precludes the institution from making periodic dividend payments, including payment of TruPS interest payments, would subject us to decreased cashflows and potential losses or even a complete termination of distributions of cash to us in TruPS CDOs in which such TruPS issuers suffer such events.

The borrowers under leveraged loans in which we invest will include privately owned mid-sized companies, which may present a greater risk of loss than loans to larger companies.

Compared to larger, publicly owned firms, privately owned mid-sized companies generally also have more limited access to capital and higher funding costs and may be in a weaker financial position. Accordingly, loans made to these types of borrowers entail higher risks than advances made to companies which are able to access traditional credit sources.

Numerous factors may affect a borrower’s ability to make scheduled payments on our leveraged loans, including the failure to meet their business plan or a downturn in their industry. In part because of their smaller size, leveraged loan borrowers may:

•	experience significant variations in operating results;

•	have narrower product lines and market shares than their larger competitors;

•	be particularly vulnerable to changes in customer preferences and market conditions;

•	be more dependent than larger companies on one or more major customers, the loss of which could materially impair their business and financial condition and prospects;

•	face intense competition, including from companies with greater financial, technical, managerial and marketing resources;

•

depend on the management talents and efforts of a single individual or a small group of persons for their success, the death, disability or resignation of whom could materially harm the borrower’s financial condition or prospects;

•	have less skilled or experienced management personnel than larger companies; or

•	do business in regulated industries, such as the healthcare industry, and could be adversely affected by policy or regulatory changes.

Accordingly, any of these factors could impair a borrower’s cash flow or result in other events, such as bankruptcy, which could limit that borrower’s ability to repay obligations to the CLOs in which we own securities, and may lead to losses in our investment portfolio and a decrease in our revenues, net income and assets, which may result in reduced earnings and negatively affect the cash available for distribution to our stockholders.

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

Balloon loans and bullet loans involve a greater degree of risk than other types of loans because they require the borrower to make a large final payment upon the maturity of the loan. The ability of a borrower to make this final payment upon the maturity of the loan typically depends upon our ability either to generate sufficient cash flow to repay the loan prior to maturity, to refinance the loan or to sell the related collateral securing the loan, if any. The ability of a borrower to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the borrower, the financial condition of the borrower, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the borrower may not have the ability to repay the loan at maturity and we could lose all or most of the principal of our loan. As of December 31, 2007, we had investments in balloon or bullets loans of approximately $714.2 million, or approximately 7.96% of total assets.

Business Risks

AFT had a limited operating history and limited experience operating as a REIT and we may not be able to operate the combined company successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

Our merger with AFT was completed on October 6, 2006. We are subject to all of the business risks and uncertainties associated with any combined business, including the risk that we will not achieve our investment objectives and that the value of the investment of our stockholders could decline substantially. We may not be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to our stockholders. Since we currently operate as a REIT, we will therefore be subject to various rules relating to REITs. Because we have limited experience operating within the complex rules and regulations required for REIT qualification, we may not be able to comply with these rules and regulations. Our failure to comply with these rules and regulations could force us to pay unexpected taxes and penalties and could have a material adverse effect on our results of operations, financial condition and business. See “Item 1A—Risk Factors—Tax Risks” below.

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

TruPS, leveraged loans or equity in corporate entities, such as CDOs or CLOs that hold TruPS or leveraged loans, do not qualify as real estate assets for purposes of the REIT asset tests that we must meet on a quarterly basis to continue to qualify as a REIT. The income generated from investments in TruPS, leveraged loans or

CDOs and CLOs that hold TruPS and leveraged loans generally does not qualify as real estate related income for the REIT gross income tests. Accordingly, we are limited in our ability to acquire TruPS and leveraged loans or maintain our investments in these assets or entities created to hold them. Further, whether MBS held by warehouse lenders pursuant to off-balance sheet financing arrangements or financed using repurchase agreements prior to securitization are treated as qualifying assets or as generating qualifying real estate-related income for purposes of the REIT asset and income tests depends on the terms of the warehouse or repurchase financing arrangement. If we fail to make sufficient investments in qualifying real estate assets, such as mortgage loans, RMBS and CMBS, we will likely fail to maintain our qualification as a REIT. In addition, these qualifying investments may be lower yielding than the expected returns on TruPS, leveraged loans and CDOs and CLOs holding TruPS and leveraged loans. This lower yield, if it occurs, could result in reduced returns for our stockholders.

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

We may have borrowings in the form of collateralized borrowings. As of December 31, 2007 we had no borrowing arrangements that subject us to margin calls. If the value of the assets pledged to secure our borrowings were to decline, we would be required to post additional collateral, reduce the amount borrowed or suffer forced sales of the collateral. If sales were made at prices lower than the carrying value of the collateral, we would experience additional losses. If we are forced to liquidate qualified REIT assets to repay borrowings, we may not be able to maintain compliance with the REIT provisions of the Internal Revenue Code regarding asset and source of income requirements. If we are unable to maintain our qualification as a REIT, our distributions will not be deductible by us, and our income will be subject to U.S. federal income taxation, reducing our earnings available for distribution to our stockholders.

An increase in borrowing costs relative to the interest we receive on our investments may adversely affect our profitability, which may negatively affect cash available for distribution to our stockholders.

As warehouse lines, anticipated lines of credit or other short-term borrowing instruments mature, we may be required either to enter into new financing arrangements or to sell certain of our portfolio investments. An increase in short-term interest rates at the time that we seek to enter into new financing arrangements would reduce the spread between our returns on our portfolio investments and the cost of our borrowings. This change in interest rates would adversely affect our returns on our portfolio investments that are subject to prepayment risk, including MBS investments, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

We could suffer losses beyond our committed capital under warehouse facilities, which could harm our business, financial condition, liquidity and results of operations.

The warehouse facilities that we may enter into could provide that if a CDO in which we are first loss provider during the warehouse period does not close due to a breach of our obligation, if any, to purchase the equity securities in that CDO, then we would be liable for any and all expenses incurred by the warehouse provider and the collateral manager as a result of such terminated CDO transaction. This expense reimbursement obligation is in addition to any first loss exposure we may have to the lender with respect to any losses suffered on any of the assets held by the warehouse lenders during a warehouse accumulation period up to the full amount of the cash collateral. Any such expense reimbursement and losses could harm our business, financial condition, liquidity and results of operations.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy.

Borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. As of December 31, 2007 we had no repurchase agreements or other financing arrangements that subject us to margin calls. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that our lender files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lender or us.

We may be required to repurchase mortgage loans that we have sold or to indemnify holders of our MBS.

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

One of the attractive features of TruPS for banks and bank holding company issuers is that TruPS can currently be included in the tier one capital, as defined in the regulations promulgated under the Bank Holding Act, of bank holding companies, subject to certain quantitative limitations. Many insurance companies also receive favorable capital treatment for TruPS and surplus notes for state regulatory purposes. In 2005, the Federal Reserve Board approved a final rule, “Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital,” which provides for the continued inclusion of outstanding and prospective issuances of TruPS in the tier one capital of bank holding companies subject to the limitation that restricted core capital elements, which include TruPS, are limited to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less associated deferred tax liabilities. For internationally active bank holding companies, the limitation on restricted core capital elements is 15%. TruPS and their embedded underlying subordinated notes must also be structured to meet certain qualitative requirements provided for in the final rule. Thus, banks and bank holding company issuers are limited in their ability to treat TruPS as tier one capital. The individual states’ departments of insurance regulate the issuance and repayment of surplus notes. In the future, regulators could seek to impose further limitations on the issuance of surplus notes. Any such limitations would adversely affect the ability of insurance companies to issue these types of securities, which may result in us investing in assets that are lower yielding than our expected returns on TruPS. This could result in reduced returns for our stockholders. In the future, regulators could also seek to impose further limits on the treatment of TruPS as tier one capital, or to exclude them from tier one capital in their entirety. Any such limitation or exclusion would adversely affect the willingness of banks to issue TruPS, which may result in us investing in assets that are lower yielding than our expected returns on TruPS. This could result in reduced returns for our stockholders.

Some rating agencies currently view TruPS favorably in evaluating the capital structure of banks, bank holding companies and insurance companies. If this view were to change, banks, bank holding companies and insurance companies might discontinue issuing TruPS.

Some rating agencies currently treat TruPS favorably in evaluating the capital structure of banks, bank holding companies, insurance holding and insurance companies. In the future, these rating agencies could change their view on the treatment of TruPS. If this were to happen, banks, bank holding companies and insurance companies may be unwilling to issue TruPS to us, which may result in us investing in assets that are lower yielding than our expected returns on TruPS. This could result in reduced returns for our stockholders.

Our hedging transactions may not completely insulate us from interest rate risk, which may cause greater volatility in our earnings.

Subject to maintaining our qualification as a REIT, we may engage in certain hedging transactions in an effort to limit our exposure to changes in interest rates, which may expose us to risks associated with these transactions. We may utilize instruments such as options, forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our investment portfolio positions from changes in market interest rates. Hedging against a decline in the values of our investment portfolio positions does not eliminate the possibility of fluctuations in the values of these positions or prevent losses if the values of these positions decline. However, hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of these investment portfolio positions. Hedging transactions may also limit the opportunity for gain if the values of the investment portfolio positions should increase. Moreover, we may not be able to hedge against an interest rate fluctuation that is generally anticipated at an acceptable price.

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

Accounting for hedges under GAAP is extremely complicated. We may inadvertently fail to account for our hedges properly in accordance with GAAP in our financial statements or may fail to qualify for hedge accounting, either of which could have a material adverse effect on our earnings.

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

We have invested in 12 CDOs and 2 CLOs as of December 31, 2007, which are collateralized by RMBS, TruPS issued by banks or bank holding companies and insurance companies, leveraged loans and RMBS. Future CDO and CLO issuances and other securitizations may be backed by TruPS issued by banks, bank holding companies and insurance holding and insurance companies and surplus notes issued by insurance companies, leveraged loans, mortgage loans, RMBS, CMBS, and other real estate-related senior and subordinated debt securities. Any adverse market trends that affect the banking, insurance or real estate industries or the value of these types of securities will adversely impact the value of our interests in our CDOs, CLOs and other securitizations. Such trends could include declines in real estate values in certain geographic markets or sectors, underperformance of real estate securities issued in a particular year, unexpected bank or insurance company losses or failures, or changes in U.S. federal income tax laws or banking regulations that could affect the performance of real estate securities and loans and securities issued by banks or bank holding companies and insurance companies.

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

Investment Portfolio Risks

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

Our operating results will depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that, in most cases, for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of the related borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us. As of December 31, 2007, approximately 96% of the Company’s investment related assets were match-funded.

We are subject to increased interest rate risk during the accumulation period of our warehouse facilities. As the accumulation period is completed or warehouse facilities mature, we will either enter into a CDO transaction or a new warehouse facility or sell certain assets. An increase in short-term interest rates at the time we seek to enter into a CDO transaction or a new warehouse facility may reduce the spread between the returns on our portfolio investments and the cost of our borrowings. This change in interest rates would adversely affect returns on portfolio investments that are fixed rate.

If credit spreads widen before we obtain long-term financing for our assets, we may experience a material reduction in the economic value of the assets that we have acquired.

We price our assets based on our assumptions about future levels of credit spreads (the risk premium for taking credit risk which is the difference between the risk free rate and the interest rate paid on the investment) for term financing of those assets. We expect to obtain longer term financing for these assets at a spread over a certain benchmark, such as the yield on United States Treasury bonds, swaps, or LIBOR. If the spread that investors will pay over the benchmark widens and the rates we charge on our loans or the income we generate from our other assets are not increased accordingly, we may experience a material adverse reduction in the economic value of the assets that we have acquired.

CDS are subject to risks related to changes, credit spreads, credit quality and expected recovery rates of the underlying credit instrument.

CDS are subject to risks related to changes in credit spreads, credit quality and expected recovery rates of the underlying credit instrument. A CDS is a contract in which the contract buyer pays, in the case of a short position, or receives, in the case of a long position, a periodic premium until the contract expires or a credit event occurs. In return for this premium, the contract seller receives, in the case of a short position, or makes a payment, in the case of a long position, to the buyer if there is a credit default or other specified credit event with respect to the issuer of the underlying credit instrument referenced in the CDS.

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

Prepayment rates on TruPS, mortgage loans or MBS could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

The value of the TruPS, mortgage loans, MBS and, possibly, other securities in which we invest may be adversely affected by prepayment rates. For example, higher than expected prepayment rates will likely result in interest-only securities retained by us in our mortgage loan securitizations and securities that we acquire at a premium to diminish in value. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty.

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

CDOs are subject to the risk that the collateral underlying the CDOs are insufficient to make payments on the CDO securities.

We may invest in investment grade and non-investment grade securities issued by CDOs. CDO debt and equity securities rely on distributions of the collateral underlying the CDO. Interest payments on CDO debt (other than the most senior tranche or tranches of a given issue) are generally subject to deferral without causing an event of default or permitting exercise of remedies by the holders thereof. If distributions on the collateral of the CDO or proceeds of such collateral are insufficient to make payments on the CDO debt and/or equity securities we hold, no other assets will be available for payment of the deficiency. In addition, CDO securities are generally privately placed and offer less liquidity than other investment-grade or high-yield corporate debt.

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

Although we have not yet made material equity investments, we may opportunistically invest in equity securities of various types of business entities, including banks, bank holding companies, insurance companies and real estate companies, depending upon our ability to finance such assets in accordance with our financing strategy. Investments in equity securities and our investments in leveraged loans are subject to many of the risks of investing in subordinated real estate-related securities, which may result in losses to us. As of December 31, 2007, we had investments in leveraged loans of approximately $837 million, or approximately 9.4% of total assets.

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

Our subsidiaries that hold real estate assets (i.e., Alesco Loan Holdings Trust and Sunset Loan Holdings Trust) rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of a subsidiary’s portfolio must be composed of mortgages and other liens on and interests in real estate (collectively, “qualifying assets”) and at least 80% of the subsidiary’s portfolio must be composed of real estate-related assets. Qualifying assets include mortgage loans, MBS that represent the entire ownership in a pool of mortgage loans and other interests in real estate. Accordingly, these restrictions will limit the ability of these subsidiaries to invest directly in MBS that represent less than the entire ownership in a pool of mortgage loans, unsecured debt and preferred securities issued by REITs and real estate companies or in assets not related to real estate. As of the date of this Annual Report on Form 10-K, Alesco Loan Holdings Trust’s and Sunset Loan Holdings Trust’s assets consist primarily of whole-residential mortgage loans to which we have legal title as well as certain MBS. To the extent Alesco Loan Holdings Trust or another subsidiary of ours invests in other types of assets such as RMBS, CMBS and mezzanine loans, we will not treat such assets as qualifying assets for purposes of determining the subsidiary’s eligibility for the exemption provided by Section 3(c)(5)(C) unless such treatment is consistent with the guidance of the SEC as set forth in no-action letters, interpretive guidance or an exemptive order.

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

Certain provisions of our charter and Maryland law may defer or prevent unsolicited takeover attempts or attempts to change our board of directors. These provisions include a general limit on any holder beneficially owning more than 9.8% of our outstanding shares of common stock, a provision that our directors may be removed only by the affirmative vote of at least two thirds of the votes entitled to be cast generally in the election of directors and the power of our board of directors to classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. Although our board of directors has no intention to do so at the present time, it could establish a series of our common stock or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for the common stock or otherwise be in the best interest of our stockholders.

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

We may change our organization structure to a publicly-traded limited liability company or another type of legal structure.

Our management has announced that it intends to evaluate the risks and benefits of converting our structure from a publicly-traded corporation, that has elected to qualify as a REIT, to a publicly-traded limited liability company, or LLC, that intends to qualify as a partnership for U.S. federal income tax purposes (a “conversion” or

“conversion transaction”). We are currently evaluating this possible conversion, but have made no decision to undertake any conversion. Undertaking a conversion to an LLC will involve complicated tax issues and legal issues, including those relating to the Investment Company Act and other regulations that must be carefully reviewed by our board of directors and outside professional advisors. In addition, the conversion would be subject to approval by our stockholders. There can be no assurance that we will undertake or continue to consider a conversion to a publicly traded LLC.

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

We generally will be treated as the owner of any assets that collateralize CDO or CLO transactions to the extent that we retain substantially all of the equity of the securitization vehicle and do not make an election to treat such securitization vehicle as a TRS, as described in further detail below.

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

Additionally, we may currently include into income interest accrued on debt instruments. To the extent this interest is from debt instruments in default, we may have increased taxable income without corresponding cash flow available for distribution to our stockholders.

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

We have entered into and we may continue to enter into sale and repurchase agreements under which we nominally sell certain of our loan and other assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. As of the date of this filing, we have no outstanding borrowings under repurchase agreements. We believe that we have been and will be treated for U.S. federal income tax purposes as the owner of the loan and other assets that are the subject of any such agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the loan and other assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

We have been organized and operated and will continue to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may also affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and sources of our gross income. If more than one of our Kleros Real Estate CDOs suffers an event of default which results in the assets of those CDOs being liquidated and we are not able to invest in sufficient other REIT qualifying assets, our ability to qualify as a REIT could be materially adversely affected. Also, we must make distributions to stockholders aggregating annually at least 90% of our net income, excluding net capital gains. We have earned income the qualification of which may be uncertain for purposes of the REIT gross income tests due to a lack of authority directly on point. No assurance can be given that we have been or will continue to be successful in operating in a manner that will allow us to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

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

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. stockholders who are taxed at individual tax rates would be taxed on our dividends at long-term capital gains rates through 2010 and that our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code. For these purposes, a U.S. stockholder is a beneficial owner of our shares that for U.S. federal income tax purposes is:

•	a citizen or resident of the United States;

•

a corporation (including an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any of its states or the District of Columbia);

•	an estate whose income is subject to U.S. federal income taxation regardless of its source; or

•

any trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a U.S. person.

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

A portion of our REIT qualifying assets are financed with CDOs that have experienced an event of default.

We received written notice from the trustee of Kleros Real Estate III that the CDO has experienced an event of default. The event of default resulted from the failure of certain additional overcollateralization tests due to recent credit rating agency downgrades. The event of default provides the most senior debtholder in the CDO with the option to liquidate all of the RMBS assets collateralizing the CDO. In the event that liquidation occurs, our REIT qualifying assets will be significantly reduced and our qualifying income for purposes of the 75% and 95% REIT income tests will be significantly reduced. Our inability to generate sufficient amounts of qualifying income may cause us to utilize our available cash to acquire other assets that qualify as real estate or it may limit our ability to qualify as a REIT. If more than one of our Kleros Real Estate CDOs suffers an event of default which results in the assets of those CDOs being liquidated and we are not able to invest in sufficient other REIT qualifying assets, our ability to qualify as a REIT could be materially adversely affected.

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

On June 8, 2006, our loan to Beech Thicket Spring, Inc., Communities of Penland, LLC, COP Preservation Partners, LLC, F.W., Inc., The Penland Reserve Tract, LLC, and Triad Apartment Group, LLC in the original principal amount of $16.7 million (the “Penland Loan”) matured. The outstanding balance was $11,745,589.50. The Penland Loan was guaranteed by five individuals, Anthony R. Porter, Dorothy M. Porter, Frank A. Amelung, Eugenia Amelung and Richard L. Amelung (collectively “Guarantors”). On January 12, 2007, we commenced an action in the United Stated District Court to confirm a $13,035,243.12 arbitration award against the Guarantors. The case is styled Alesco Financial Inc. v. Anthony R. Porter, Dorothy M. Porter, Frank Amelung, Eugenia Amelung and Richard Amelung, in the United States District Court in the Middle District of Florida, Case No.: 3:07-cv-00032-HWM-HTS. On March 29, 2007, the court entered judgment (the “Judgment”) for us in the amount of $13,060,614.63. We registered the Judgment in the states of Arkansas (Western District, Case No. 07 MC 00011), Georgia (Savannah Division, Case No. MC 407-002), New Mexico (Case No. MC 07-03), North Carolina (Eastern District, Case No. 1:07 MC 15), South Carolina (Case No. 9:0 MC 42) and Wyoming (Case No. 07 MC 21). Frank A. Amelung, Eugenia Amelung and Richard L. Amelung have sought protection in the United States Bankruptcy Court in the Southern District of Florida, West Palm Beach Division, In Re: Frank A. Amelung, Jr. and Eugenia Marie Amelung, Chapter 7 Debtors, Case No.: 07-15492-BKC-PGH, and In Re: Richard L. Amelung, Debtor Chapter 7, Case No.: 07-15493-BKC-PGH, respectively. Frank A. Amelung, Eugenia Marie Amelung and Richard L. Amelung subsequently sought protection in the United States Bankruptcy Court in the Southern District of Florida, West Palm Beach Division. The cases are In re Frank A. Amelung, Jr., and Eugenia Marie Amelung, Case No. 07-15492-PGH, and In re Richard L. Amelung, Case No. 07-15493-PGH. Alesco has made a claim in both cases for the amount of the Judgment, reduced as the Peerless Loan otherwise is collected. We are considering all options to pursue collection of the Judgment in the various jurisdictions, subject to limitations imposed by law.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Commencing on March 22, 2004, our common stock began trading on the NYSE under the symbol “SFO.” On October 6, 2006, upon completion of our merger with AFT and our name change from Sunset Financial Resources, Inc. to Alesco Financial Inc., our NYSE symbol was changed to “AFN.” On March 10, 2008, the closing sale price of our common stock, as reported on the NYSE, was $2.71. The following sets forth the intra-day high and low sale prices of our common stock for the quarterly period indicated as reported on the NYSE:

	Sale Price
	High	Low
2007
Fourth quarter	$5.29	$2.90
Third quarter	8.46	2.61
Second quarter	10.24	7.96
First quarter	11.99	7.04

2006
Fourth quarter	$10.98	$8.37
Third quarter	8.93	8.25
Second quarter	9.12	8.01
First quarter	9.13	8.38

As of March 10, 2008, we had 59,441,169 shares of common stock outstanding held by approximately 28 stockholders of record.

Dividends

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Therefore, in order to qualify as a REIT, we have to pay out substantially all of our taxable income to our stockholders. All of our dividends are made at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, and maintaining our status as a REIT. Our actual results of operations and our ability to pay distributions will be affected by a number of factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. The dividend distributions identified below have all been characterized as ordinary income for tax purposes.

The following table shows the dividends paid or declared on our common stock during the 2006 and 2007 fiscal years:

Declaration Date	Record Date	Payment Date	Dividend per Share
2007
December 10, 2007	December 21, 2007	January 10, 2008	$0.31
September 10, 2007	September 21, 2007	October 1, 2007	0.31
June 4, 2007	June 15, 2007	June 25, 2007	0.31
February 20, 2007	March 5, 2007	March 15, 2007	0.30

			$1.23

2006
October 18, 2006	November 1, 2006	December 15, 2006	$0.28
September 25, 2006	October 5, 2006	October 16, 2006	0.50
August 21, 2006	September 1, 2006	September 14, 2006	0.03
May 5, 2006	May 12, 2006	May 26, 2006	0.03
March 7, 2006	March 16, 2006	March 30, 2006	0.03

			$0.87

We intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Following our merger with AFT, we terminated our Amended and Restated 2003 Share Incentive Plan and adopted the 2006 Long-Term Incentive Plan, which was approved by our stockholders at the special meeting held on October 6, 2006 in connection with the merger. The following table provides information regarding our 2006 Long-Term Incentive Plan as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities included in column (a))
Equity compensation plans approved by security holders	1,650,916	—	14,084

See Note 8 to our consolidated financial statements included in this Annual Report on Form 10K for further information regarding the 2006 Long-Term Incentive Plan.

Unregistered Sales of Equity Securities

On May 15, 2007 and June 13, 2007, we sold $140 million aggregate principal amount of our contingent convertible senior notes due 2027 to RBC Capital Markets Corporation. In connection with this transaction, we paid approximately $3.5 million of the initial purchaser’s discounts and commissions to RBC Capital Markets Corporation. The notes were issued and sold without being registered under the Securities Act of 1933, as amended, or the Securities Act, to qualified institutional buyers in compliance with the exemption from registration provided by Rule 144A under the Securities Act. The notes bear interest at an annual rate of 7.625% and mature on May 15, 2027. For additional information regarding the notes, please see our Current Reports on Form 8-K which were filed with the Securities and Exchange Commission on May 21, 2007 and June 8, 2007.

In addition, on June 25, 2007, we completed the issuance and sale of $28.1 million aggregate principal amount of TruPS issued by our wholly-owned subsidiary, Alesco Capital Trust I, in a private placement under Rule 144A of the Securities Act. Distributions on the TruPS are payable quarterly at a fixed interest rate equal to 9.495% per annum through the distribution payment date on July 30, 2012 and thereafter at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. For additional information regarding this transaction, please see our Current Report on Form 8-K which was filed with the Securities and Exchange Commission on June 29, 2007.

Purchases of Equity Securities

The following table summarizes share purchases during 2007 under our stock repurchase plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1 — 30, 2007	—	—	—	—
May 1 — 31, 2007	—	—	—	—
June 1 — 30, 2007	3,410,600	9.55	3,410,600	17,428,770
July 1 — 31, 2007	—	—	—	17,428,770
August 1 — 31, 2007	420,800	4.64	420,800	48,047,488
September 1 — 30, 2007	—	—	—	48,047,488
October 1 — 31, 2007	—	—	—	48,047,488
November 1 — 30, 2007	—	—	—	48,047,488
December 1 — 31, 2007	—	—	—	48,047,488

(1)	On May 9, 2007, our board of directors authorized us to use the proceeds from the $140.0 million convertible debt offering to repurchase up to $50.0 million of our outstanding common stock, such repurchases to be effected from time to time in the open market. Additionally, on August 3, 2007, our board of directors approved a stock repurchase plan that authorizes us to purchase up to $50 million of our common stock. Under the plan, we may make purchases form time to time through open market or privately negotiated transactions.

Performance Graph

SEC rules require the presentation of a line graph comparing the cumulative total stockholder return to a performance indicator of a broad equity market index and either a nationally recognized industry index or a peer group index constructed by us.

The following graph compares, for the period commencing on March 22, 2004 (the date our stock was first traded on the NYSE) and ending on December 31, 2007, the cumulative total stockholder return for the Company, the S&P Index and the NAREIT Mortgage Index, weighted by market value at each measurement point. The graph assumes that the value of the investment in our common stock and each index was $100 on March 22, 2004, and that all dividends were reinvested by the stockholder. There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph below. We will not make or endorse any predications as to future stock performance.

Total Return Comparison from March 22, 2004 through December 31, 2007

Total Return To Stockholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company / Index	12/31/04	12/31/05	12/31/06	12/31/07
Alesco Financial Inc.	-17.78	-14.65	31.62	-61.7
S&P 500 Index	12.10	4.91	15.79	5.49
NAREIT Mortgage Index	5.77	-23.19	19.32	-42.35

	INDEXED RETURNS Years Ending
Company / Index	Base Period 3/22/04	12/31/04	12/31/05	12/31/06	12/31/07
Alesco Financial Inc.	$100	$82.22	$70.17	$92.36	$35.37
500 Index	100	112.10	117.61	136.18	143.67
NAREIT Mortgage Index	100	105.77	81.24	96.94	55.89

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements for the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006. In accordance with GAAP, our merger with AFT is to be accounted for as a reverse acquisition and AFT is the accounting acquirer. Our consolidated financial statements as of and for the eleven months ended December 31, 2006 include the operations of AFT from January 31, 2006 through October 6, 2006 and the combined operations of the merged company from October 7, 2006 through December 31, 2006.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

(in thousands, except per share data)	For the year ended December 31, 2007	For the period from January 31, 2006 through December 31, 2006
Operations Highlights:
Net investment income	$83,603	$25,554
Net income (loss)	$(1,261,320)	$22,031

Per Share Date:
Basic earnings (loss) per share	$(22.48)	$1.48
Diluted earnings (loss) per share	$(22.48)	$1.48
Dividends declared per share	$1.23	$1.75
Book value per share	$(40.45)	$7.81

(in thousands)	As of December 31, 2007	As of December 31, 2006
Balance Sheet Highlights:
Total assets	$8,935,376	$10,602,350
Total indebtedness	$11,096,783	$9,981,891
Total liabilities	$11,315,371	$10,074,950
Minority interest	$19,543	$98,598
Total stockholders’ equity (deficit)	$(2,399,538)	$428,802

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussions under the headings “Overview,” “Trends,” “Critical Accounting Policies,” “Our Investment Portfolio,” “Liquidity and Capital Resources,” “Inflation,” “Quantitative and Qualitative Disclosures About Market Risk” and “Off-Balance Sheet Arrangements” applied to Alesco Financial Trust and continue to apply to us following the October 6, 2006 merger because we have adopted the investment strategy previously employed by Alesco Financial Trust. In accordance with GAAP, the transaction was accounted for as a reverse acquisition, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. The terms, “the Company,” “we,” “us” and “our” refer to the operations of Alesco Financial Trust from January 31, 2006 through to October 6, 2006 and the combined operations of the merged company subsequent to October 6, 2006. “Sunset” refers to the historical operations of Sunset Financial Resources, Inc. through to the October 6, 2006 merger date.

This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A—Risk Factors.” This discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

Overview

We are a specialty finance company that invests in multiple asset classes with the objective of generating risk-adjusted returns and predictable cash distributions for our stockholders, subject to maintaining our status as a REIT under the Internal Revenue Code and our exemption from regulation under the Investment Company Act. We seek to achieve our investment objectives by investing primarily in the following target asset classes:

•

subordinated debt financings originated by our manager or third parties, primarily in the form of TruPS issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies;

•

leveraged loans made to small and mid-sized companies in a variety of industries characterized by companies with relatively low volatility and overall leverage compared to their industry peers, including the consumer products and manufacturing industries; and

•	mortgage loans, other real estate-related senior and subordinated debt securities, RMBS and CMBS.

We may also invest opportunistically from time to time in other types of investments within our manger’s areas of expertise and experience, subject to maintaining our qualification as a REIT and our exemption from regulation under the Investment Company Act. Our investment guidelines do not impose any limitations on the type of assets in which we may invest.

We are externally managed and advised by Cohen & Company Management, LLC, whom we refer to as our manager, pursuant to a management agreement. Our manager is a wholly-owned subsidiary of Cohen Brothers, LLC, d/b/a Cohen & Company, an alternative investment management firm, which, since 2001, has provided financing to small and mid-sized companies in financial services, real estate and other sectors.

In general, our investment strategy is to acquire investments in our target asset classes on a short-term basis with on and off-balance sheet warehouse facilities or other short-term financing arrangements and finance these investments on a long-term basis with securitization vehicles, including CDOs and CLOs. Our securitization strategies generally provide for match-funding of our assets and liabilities, which typically results in predictable net investment income over the financing term. We use a substantial amount of leverage to seek to enhance our returns. Our ability to manage the cost of borrowings to finance our investments and our ability to obtain adequate financing will have a significant impact on our net investment income and business strategy.

A variety of industry and economic factors may impact our financial condition and operating performance. These factors include but are not limited to:

•	credit market developments,

•	rates of prepayment on our residential mortgage loans and MBS portfolio, and

•	competition

In addition, a variety of factors relating to our business may also impact our financial condition and operating performance. These factors include but are not limited to:

•	our leverage,

•	our access to funding and borrowing capacity,

•	our borrowing costs,

•	our hedging activities,

•	changes in the credit ratings of the loans, securities, and other assets we own,

•	the market value of our investments, and

•	requirements to maintain our REIT status and to qualify for an exemption under the Investment Company Act.

The credit markets in the United States are currently suffering significant disruption. This disruption has been particularly severe in the residential mortgage lending sector, where available liquidity, including through ABS CDOs and other securitizations, has declined precipitously during the second half of 2007 and remains depressed as of the date of this filing. This disruption directly impacts our business as our investment portfolio includes investments in MBS financed through our on-balance sheet Kleros Real Estate CDO subsidiaries and other CDO investments. The principal U.S. rating agencies have recently downgraded large amounts of MBS, ABS and debt securities of CDOs collateralized by MBS, including investments that are in our portfolio. See “Impact of 2007 Market Events on Our Business” in Item 1—Business of this Form 10-K for further discussion.

Our income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net investment income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning assets and the borrowing costs of the liabilities used to finance those investments. We leverage our investments in an effort to enhance our potential returns. Leverage can enhance returns but also magnifies losses.

The yield on our assets may be affected by a difference between the actual prepayment rates and our projections. Prepayments on loans and securities may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we have acquired assets at a premium or discount, a change in prepayment rates may impact our anticipated yield. Under certain interest rate and prepayment scenarios, we may fail to fully recoup our cost of acquisition of certain assets.

In periods of declining interest rates, prepayments on our investments, including our residential mortgage loans and MBS, may increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net investment income may suffer. In periods of rising interest rates, prepayment rates on our investments, will likely slow, causing the expected lives of these investments to increase. This may cause our net interest income to decrease, as our borrowing and hedging costs rise while the interest income on our assets remain relatively constant.

While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our portfolio from all of the negative consequences associated with these changes.

Trends

The following trends may also affect our business:

Credit. As described above, the disruption in the residential mortgage sector directly impacts our business as our investment portfolio includes investments in MBS financed through our on-balance sheet Kleros Real Estate CDO subsidiaries and other CDO investments. The principal U.S. rating agencies have recently downgraded large amounts of MBS, ABS and debt securities of CDOs collateralized by MBS, including investments that are in our portfolio. Since we finance our investments in MBS through the issuance of equity and debt securities of CDOs, our maximum exposure to losses on our consolidated MBS portfolios is limited to our investments in such CDOs. We record our investments in MBS and other CDO investments at fair value. During the twelve-months ended December 31, 2007, we recorded other-than-temporary impairment charges of approximately $1.3 billion on our consolidated MBS portfolio, which is significantly in excess of our $120 million of invested capital in the CDOs that own the investments. We have completely written off our investment in the Kleros Real Estate CDOs as of December 31, 2007. We have also invested $45.1 million of capital in other CDO investments that are primarily collateralized by MBS. During the twelve-months ended December 31, 2007, we recorded other-than-temporary impairment charges of approximately $41.4 million on our other CDO investments. As of December 31, 2007, our remaining exposure to these investments was $3.7 million.

Our leveraged loans investments are generally debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which are generally secured by the assets of the loan obligor. The second lien loans are structured so that, while the second lien loans are secured by a junior lien on the same pool of assets that secures the first lien loans of a particular loan obligor, the second lien loans are equal to the first lien loans in right of ongoing payments of principal and interest. The collateral that secures the leveraged loans in which the CLO invests varies widely depending upon the issuer and the industry in which such issuer operates, but generally includes such issuer’s fixed assets, inventory and receivables. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs and may be in a weaker financial position. We minimize credit risk by actively monitoring each loan on an individual basis, which includes, among other procedures, reviews of individual borrower financial statements, reviews of both borrower prepared and independent third party prepared valuations of the underlying collateral assets, and frequent communications with the borrowers. While we have not experienced any material credit losses to date, in the event of a borrower’s inability to meet their business plan, a downturn in their related industry or the continued deterioration in the broader U.S. markets, the borrower’s inability to make scheduled payments may increase and result in credit losses that could adversely affect our liquidity and operating results.

Our TruPS and surplus notes investments provide financings for banks, bank holding companies and insurance companies. The TruPS are generally unsecured, subordinated and rank junior in priority of payment to the obligor’s existing and future senior indebtedness, and effectively rank junior to all existing and future liabilities, obligations and preferred equity of its subsidiaries, if any. In the event of the bankruptcy, liquidation or dissolution of a TruPS obligor, its assets would be available to pay obligations under the subordinated debentures only after all payments have been made on its senior indebtedness. Surplus notes are unsecured obligations issued directly by an insurance company. They are subordinated in right to all senior indebtedness and policy claims owed by the issuer. Typically, no restriction limits the issuer from incurring additional senior indebtedness. In addition, each payment of interest and principal under a surplus note is subject to the prior approval of the appropriate state regulator. We minimize credit risk by actively monitoring each TruPS and surplus note on an individual basis, which includes, among other procedures, reviews of individual borrower financial statements and regulatory reporting, and frequent communications with the borrowers. As of the date of this filing, we have experienced four bank deferrals and no insurance deferrals in our TruPS portfolio. During the twelve-months ended December 31, 2007, we have recorded $18.1 million of other-than-temporary impairments on the deferring securities within our TruPS portfolio These deferrals do not result in an overcollateralization failure in any of our Alesco CDOs, but there is no assurance that additional deferrals will not occur that could subject the Alesco CDOs to overcollateralization failures. In the event of systemic failures in the U.S. banking sector or changes in the financial performance of the obligors, defaults may increase and result in credit losses that could adversely affect our liquidity and operating results.

Volatile interest rate environment. Interest rates have experienced significant volatility during the current fiscal year and may continue to experience such volatility. As of December 31, 2007, we had a $1.0 billion residential mortgage portfolio, which was heavily concentrated in 5/1, 7/1 and 10/1 hybrid adjustable rate mortgages that bear fixed interest rates for an initial period and thereafter bear floating interest rates. We do not expect interest rate increases or decreases to materially impact our net investment income, as we have primarily financed these investments with long-term securitization financing that also bears a fixed interest rate. Our investments in TruPS and subordinated debentures are primarily held by our consolidated CDO entities. These securities bear fixed and floating interest rates. A large portion of our fixed-rate securities are hybrid instruments, which convert to floating rate securities after a five, seven or ten-year fixed-rate period. We have financed these securities through the issuance of floating rate and fixed-rate CDO notes payable. A large portion of the CDO notes payable are floating rate instruments, and we use interest rate swaps to effectively convert this floating rate debt into fixed-rate debt during the period in which our investments in securities are paid at a fixed rate. Our investments in MBS are financed with CDO notes payable that bear a floating interest rate and a portion of our collateral securities pay a fixed rate, and we use interest rate swaps to effectively convert this floating rate debt into fixed-rate debt. By using this hedging strategy, we believe we have effectively match-funded our assets with liabilities during the fixed-rate period of our investments in securities. A simultaneous increase or decrease in interest rates will generally not impact the net investment income generated by our investments in securities. Our net investment income will be subject to increase or decrease in the event there is a fluctuation in interest rates between the period which the assets and liabilities reprice (typically a five to ten day period). However, an increase or decrease in interest rates will affect the fair value of our investments in securities, which will generally be reflected in our financial statements as changes in other comprehensive income unless impairment of an investment occurs that is other-than-temporary, in which case the impairment would be reflected as a charge against our earnings. See “Item 1A—Risk Factors—Business Risks—Our hedging transactions may not completely insulate us from interest rate risk, which may cause greater volatility in our earnings” and “Item 1A—Risk Factors—Business Risks—Complying with REIT requirements may limit our ability to hedge effectively” above.

Prepayment rates. Prepayment rates have historically increased when interest rates fall and decreased when interest rates rise, but changes in prepayment rates are difficult to predict due to the current state of the credit markets. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. If interest rates begin to fall, triggering an increase in prepayment rates in our current residential mortgage portfolio which is heavily weighted towards hybrid adjustable rate mortgages, our net investment income relating to our residential mortgage portfolio would decrease.

Competition. We may face increased competition for our targeted investments, particularly our acquisition of TruPS. While we expect that the size and growth of the market for the TruPS product will continue to provide us with a variety of investment opportunities, competition may have adverse effects on our business. Competition may limit the number of suitable investment opportunities offered to us. Competition may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

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

Our financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of our significant accounting policies is presented in Note 2 to our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its majority-owned and/or controlled subsidiaries and those entities for which the Company is determined to be the primary beneficiary in accordance with FIN 46R. The portions of these entities to which the Company does not have an economic interest are presented as minority interests in the consolidated financial statements. The creditors of each VIE consolidated within the Company’s consolidated financial statements have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each VIE is the capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company exercises judgment to determine whether an investment security has sustained an other-than-temporary decline in fair value. If the Company determines that an investment security has sustained an other-than-temporary decline in its fair value, the investment security is written down to its fair value by a charge to earnings, and the Company establishes a new cost basis for the investment. The Company’s evaluation of an other-than-temporary decline is dependent on specific facts and circumstances relating to the particular investment. Factors that the Company considers in determining whether an other-than-temporary decline in fair value has occurred include, but are not limited to: the estimated fair value of the investment in relation to its cost basis; the length of time the security has had a decline in estimated fair value below its amortized cost; the financial condition of the related entity and industry events; changes in estimated cash flows from the investment; external credit ratings and recent downgrades of such credit ratings; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

For subordinated MBS, the Company performs impairment analyses in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”). When adverse changes in estimated cash flows occur as a result of actual or expected prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.

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

In accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”), the Company recognizes interest income from purchased interests in certain financial assets, including certain subordinated MBS, on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss expectations. The adjusted yield is then applied prospectively to recognize interest income for the next quarterly period.

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into interest expense over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income.

The Company may also enter into derivatives that do not qualify for hedge accounting, including interest rate swaps that are undesignated, interest rate caps and floors, credit default and total return swaps, under SFAS No. 133. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of income.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and we adopted the provisions of FIN 48 on January 1, 2007. We did not have any unrecognized tax benefits or expenses and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. We are subject to federal, state and local tax examinations for all periods since the inception of Sunset in 2003. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48 and through the year ended December 31, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The adoption of SFAS No. 157 will impact our approach to fair valuing derivative instruments and certain liabilities. See further discussion below on the impact of adopting SFAS No. 159.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and will become effective for the Company on January 1, 2008. The Company anticipates that the adoption of SFAS No. 159 will allow the Company to recognize in its consolidated income statement the changes in the fair value of CDO notes payable that finance our investments in MBS, TruPS and subordinated debentures. Upon the adoption of SFAS No. 159, the Company expects to recognize an increase to opening retained earnings as of January 1, 2008 of approximately $2.7 billion.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Our Investment Portfolio

The following table summarizes our allocation of capital and Adjusted Book Value, a non-GAAP measure, as of December 31, 2007 (amounts in thousands, except share and per share data):

	Capital Allocation as of December 31, 2007 (A)	Net Cumulative Income Statement Gains (Losses) (B)	Adjusted Invested Capital Allocation as of December 31, 2007	% of Capital
TruPS investments	$256,506	$(20,979)	$235,527	40%
Leveraged loan investments	68,100	(7,566)	60,534	11%
Kleros Real Estate MBS investments (C)	120,000	(120,000)	—	19%
Residential mortgages	82,304	(10,611)	71,693	13%
Other investments	53,894	(41,390)	12,504	8%
Credit default swaps	3,207	63,823	67,030	1%
Total uninvested cash (D)	61,407	—	61,407	8%

Total investible capital	645,418	(136,723)	508,695	100%
Recourse indebtedness	(188,125)	—	(188,125)

Adjusted invested capital	$457,293	$(136,723)	$320,570

Common stock outstanding as of December 31, 2007			59,319,798

Adjusted Book Value per share (E)			$5.40

(A)	Represents net cash invested through December 31, 2007.
(B)	Reflects cumulative gains and losses on invested capital. Excludes income earned, unrealized gains (losses) on interest rate swap contracts, realized losses in excess of invested capital, and other income statement amounts.
(C)	Excludes $1.2 billion of other-than-temporary impairments recorded in excess of our $120 million of capital invested in Kleros Real Estate CDOs.
(D)	Reduced for dividend payable of $18.8 million at December 31, 2007.
(E)	A reconciliation of the Adjusted Book Value calculation above to book value calculated using GAAP stockholders’ deficit is included in the Adjusted Book Value section.

TruPS and Surplus Notes. As of December 31, 2007, we had investments in approximately $4.4 billion of TruPS and subordinated debentures, which are primarily financed with long-term CDO notes payable. As of December 31, 2007, we have recorded cumulative unrealized loss within other comprehensive loss of approximately $(924.1) million on the TruPS and subordinated debentures that are consolidated in our financial statements. The unrealized change in fair value is primarily attributable to increases in credit spreads due to the recent developments in the macro credit markets, net of amounts absorbed by minority interest investors.

The portfolio consists of approximately 76% bank related investments and 24% insurance related investments. The terms of each of our long-term CDO financings include limitations on specific issuer concentrations, which typically limit the par value of the underlying collateral securities included in the CDO from any single issuer to no greater than 3%. As of December 31, 2007, we had three issuers with concentrations ranging from 2.2% to 2.4% of our total TruPS investment portfolio, and no other issuers were greater than 1.6% of our total TruPS investment portfolio. Additionally, the banks included in our TruPS investment portfolio are concentrated in the following states as of December 31, 2007:

California	12.3%
Texas	11.7%
Illinois	9.2%
Georgia	5.3%
Virginia	4.5%
Others	57.0%

Total	100.0%

As of the date of this filing, we have experienced four bank deferrals and no insurance deferrals in our TruPS portfolio. During the twelve-months ended December 31, 2007, we have recorded $18.1 million of permanent impairments on the deferring securities within our TruPS portfolio. These deferrals do not result in an overcollateralization failure in any of our Alesco CDOs, but there is no assurance that additional deferrals will not occur that could subject the Alesco CDOs to overcollateralization failures.

Leveraged Loans. We invest in debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of December 31, 2007, we had investments in approximately $837.0 million of leveraged loans and an allowance for loan losses related to these investments of $9.6 million. Our portfolio consists of loans made to businesses in over 30 unique industries, to 161 unique obligors and the average loan to an obligor is $4.8 million.

Although the credit markets in the U.S. have experienced significant disruption and deterioration, as of the date of this filing, our leveraged loan portfolio has not suffered material defaults or losses. There can be no assurances that our portfolio will not be subject to material losses, defaults or rating agency downgrades, in the event of the continued deterioration of the U.S. credit markets or overall economy.

Mortgage Loans. As of December 31, 2007, we owned approximately $1.0 billion aggregate principal amount of residential prime mortgage loans with a weighted-average Fair Isaac Corp. (“FICO”) score of 733 at origination. As of December 31, 2007, we have recorded an allowance for loan losses of $8.5 million relating to these residential mortgage loans.

The following table summarizes the delinquency statistics of our residential mortgage loans (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
December 31, 2007:
30 to 59 days	66	$26,888
60 to 89 days	29	11,664
90 days or more	70	28,874

Total	165	$67,426

We completed a securitization of substantially all of our existing residential mortgage loans by contributing the assets to a pass-through securitization entity (or trust) that issued debt securities in the capital markets collateralized by the mortgage loans held by the trust. The residential mortgage loans held by the trust are included in our consolidated financial statements. We used the proceeds of the securitization to repay in full a short-term repurchase agreement that we had used to finance the portfolio on a temporary basis. As of December 31, 2007, the Company is not financing any residential mortgage loans with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

During the year ended December 31, 2007, the Company reclassified 23 residential mortgage loans with a fair value of $9.3 million to real estate owned (REO). The Company records REO property at fair value within other assets in its consolidated balance sheet. During the year ended December 31, 2007, the Company recorded charge-offs of $2.9 million as a result of foreclosing on these properties.

MBS and Other CDO Investments. As of December 31, 2007, we had investments in $2.1 billion of MBS and $3.7 million in other CDO investments. We record these investments at fair value. During the year ended December 31, 2007, we recorded other-than-temporary impairment charges of approximately $1.3 billion on our consolidated MBS portfolio, which is significantly in excess of our $120 million of invested capital in the CDOs that own the investments. While the particular MBS that were written down have not experienced material payment defaults, we recorded an other-than-temporary impairment charge because of an increase in estimated cumulative defaults and a determination that we would not recover the carrying amount of certain MBS in our portfolio. We have also invested $45.1 million of capital in other CDO investments that are primarily collateralized by MBS. During the year ended December 31, 2007, we recorded other-than-temporary impairment charges of approximately $41.4 million on our other CDO investments. As of December 31, 2007, our remaining exposure to these investments was $3.7 million.

The $2.1 billion of MBS collateralize the debt of the four Kleros Real Estate CDOs that we have invested in. Our maximum loss from investments in Kleros Real Estate MBS is limited to our $120 million of invested capital. The CDOs are governed by legal indentures that provide us with no rights to the CDOs assets and provide the CDO noteholders with no recourse to us. We consolidate the four Kleros Real Estate CDOs in accordance with FIN 46R, which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is $120 million.

As of December 31, 2007, the Company has recorded unrealized losses on MBS of approximately $554.2 million within accumulated other-comprehensive loss in its consolidated financial statements.

The following table summarizes ratings of our available-for-sale MBS investments included in our Kleros Real Estate CDOs (categorized based on fair value as of December 31, 2007 as rated by S&P as of February 2008):

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second- Lien per Rating Category	% of Second- Lien per Rating Category
	(dollars in thousands)
AAA	$772,424	36.9%	$9,456	2.1%	$—	0.0%
AA+	371,531	17.8%	86,655	19.5%	600	1.9%
AA	323,075	15.4%	50,413	11.4%	888	2.8%
AA–	103,881	5.0%	44,304	10.0%	121	0.4%
A+	86,230	4.1%	26,210	5.9%	2,883	9.2%
A	65,704	3.1%	30,463	6.9%	—	0.0%
A–	20,748	1.0%	2,557	0.6%	766	2.4%
BBB+	16,805	0.8%	9,480	2.1%	119	0.4%
BBB	40,624	1.9%	14,116	3.2%	2,516	8.0%
BBB–	3,429	0.2%	—	0.0%	3,429	11.0%
BB+ and below	287,964	13.8%	170,464	38.3%	19,968	63.9%

Total	$2,092,417	100.0%	$444,118	100.0%	$31,290	100.0%

(1)	We generally consider a loan to a borrower with a FICO score of less than 625 to be a sub-prime loan.

Credit Default Swaps (CDS). During the second quarter of 2007, we began to purchase CDS contracts that are referenced to certain MBS and ABS CDOs that are trading in the public markets. As of December 31, 2007, we had approximately $95.9 million notional amount of CDS contracts with a fair value of $67.0 million. We recorded realized and unrealized gains of $84.3 million on the CDS contracts during the twelve-months ended December 31, 2007. We have purchased these swap contracts and may purchase additional swap contracts in the future with the objective of off-setting potential losses on MBS and other CDO investments held in our consolidated portfolio.

Total Indebtedness. As of December 31, 2007 the Company’s consolidated financial statements included total indebtedness of $11.1 billion. Total indebtedness includes recourse indebtedness of $189.6 million and $10.9 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

Stockholders’ Deficit. As of December 31, 2007 the Company’s consolidated financial statements included total stockholders’ deficit of ($2.4) billion. As of December 31, 2007, accumulated other comprehensive loss includes unrealized losses of ($924.1) million relating to our TruPS portfolio and unrealized losses of ($554.2) million relating to our MBS portfolio. During the year ended December 31, 2007, the Company reclassified $1.3 billion of other-than-temporary impairments on our MBS portfolio from accumulated other comprehensive loss to earnings.

As mentioned above, the temporary and other-than-temporary impairments on MBS relate to MBS match-funded with long-term CDO notes payable. During the year ended December 31, 2007, the Company has recorded $1.3 billion of other-than-temporary impairments and $554.2 million of unrealized losses in excess of the Company’s $120 million maximum recourse exposure to these investments. The Company’s maximum loss from the MBS is limited to the $120 million of capital that the Company invested into the Kleros Real Estate CDOs.

The Company’s CDO financing typically results in match-funding between the assets and liabilities of the CDO. Management expects that upon the adoption of SFAS No. 159 the match-funded nature of the assets and liabilities will result in changes in fair value of our assets being significantly offset by changes in the fair value of our CDO notes payable liabilities. See further discussion in the “Recent Accounting Pronouncements” section.

Adjusted Book Value

We define Adjusted Book Value as stockholders’ equity (deficit), determined in accordance with GAAP, adjusted for the following items: unrealized gains and losses on investments and derivative contracts, other than temporary impairment losses recognized in the income statement that are in excess of our maximum economic loss, deferred financing costs, and certain other non-cash adjustments to retained earnings (i.e. accrued interest receivable and accrued interest payable, among other items). Adjusted Book Value is a non-GAAP financial measurement and does not purport to be an alternative to book value calculated using stockholders’ equity (deficit) determined in accordance with GAAP.

Management views Adjusted Book Value as a useful supplement to financial measures calculated using GAAP amounts because it assists management in evaluating the intrinsic value of the capital invested by the Company. Adjusted Book Value should not be considered as an alternative to performance measures calculated using amounts determined in accordance using GAAP. The most significant GAAP adjustments that we exclude in determining Adjusted Book Value are unrealized gains and losses on investments and derivative contracts, and other than temporary impairment losses recognized in the income statement that are in excess of our maximum economic loss. These items are excluded because they have no impact on our current cash flows. Additionally, we expect to hold investments with unrealized gains and losses until maturity or repayment, such that we recover the value of our initial investment. We expect that upon the adoption of SFAS No. 159 that the match-funded nature of the assets and liabilities will result in changes in fair value of our assets and interest rate hedges being significantly offset by changes in fair value of our CDO notes payable liabilities. Management excludes impairment charges that are in excess of our capital invested in these assets to provide the true economic impact of such losses on our invested capital. Management also excludes certain deferred financing costs, excluding minority interest portions, which we expect to be adjusted upon the adoption of SFAS No. 159. By using Adjusted Book Value and in conjunction with other performance measures calculated with using amounts determined in accordance with GAAP, we are able to evaluate the intrinsic value of the Company both before and after giving effect to recurring GAAP adjustments such as those mentioned above.

Adjusted Book Value and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our Adjusted Book Value to other REITs.

The table below reconciles the differences between reported stockholders’ deficit and Adjusted Invested Capital that is used in the numerator of the Adjusted Book Value calculation as of December 31, 2007 (amounts in thousands, except share and per share information):

As of December 31, 2007
Stockholders’ deficit, as reported	$(2,399,538)
Add (deduct):
Accumulated other comprehensive loss	1,545,464
Non-cash over-impairment on Kleros Real Estate MBS	1,199,931
Deferred financing costs	(53,224)
Other non-cash adjustments	27,937

Adjusted Invested Capital	$320,570
Adjusted Book Value per share:
Adjusted Book Value per share	$5.40

Common stock outstanding	59,319,798

Adjusted Earnings

We define Adjusted Earnings as net income (loss) available to common stockholders, determined in accordance with GAAP, adjusted for the following items: non-cash equity compensation, provision for loan losses, realized and unrealized (gains) losses on investments and derivative contracts (including CDS), amortization of deferred financing costs, realized (gains) losses on sale of capital assets, net of derivative contract gains or losses and deferred tax amounts. Adjusted Earnings is a non-GAAP financial measurement and does not purport to be an alternative to net income determined in accordance with GAAP, or as a measure of operating performance or cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.

Management views Adjusted Earnings as a useful and appropriate supplement to net income (loss) and earnings (loss) per share because it enables management to evaluate our performance without the effects of certain adjustments in accordance with GAAP that management believes may not have a direct financial impact on our distributable earnings. The most significant GAAP adjustments that we exclude in determining Adjusted Earnings are realized and unrealized gains and losses on investments and derivative contracts (including CDS), provisions for loan losses, non-cash equity compensation, amortization of deferred financing costs, and deferred tax amounts. Each of these items is typically a non-cash charge or a measure that is not considered in determination of taxable income. As a specialty finance company that focuses on investing in TruPS, leveraged loans, residential mortgage loans and MBS, we record significant amortization of deferred financing costs associated with our CDO financing strategy and significant provision for loan losses associated with our leveraged loans and residential mortgage loans. Additionally, GAAP requires us to record in the income statement certain unrealized changes in the fair value of derivative contracts that hedge our indebtedness. Realized gains and losses on investments and derivative contracts and loan losses are typically not recognized for tax purposes until such time that the investments are sold or otherwise disposed of. Unrealized gains and losses on investments and derivative contracts, provisions for loan losses, non-cash equity compensation, and amortization of deferred financing costs do not affect our daily operations, but they do impact our financial results under GAAP. By measuring our performance using Adjusted Earnings and net income, we are able to evaluate how our business is currently performing both before and after giving effect to recurring GAAP adjustments such as those mentioned above and excluding gains or losses from the sale of capital assets that will no longer be part of our investment portfolio.

Adjusted Earnings should not be considered as an alternative to net income (loss) or cash flows from operating activities (each computed in accordance with GAAP). Instead, Adjusted Earnings should be reviewed in connection with net income (loss) and cash flows from operating, investing and financing activities in our consolidated financial statements to help analyze how our business is currently performing. Adjusted Earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

The table below reconciles the differences between reported net income (loss) and Adjusted Earnings for the following periods (amounts in thousands, except share and per share information):

	For the Year Ended December 31, 2007	For the Period from January 31, 2006 through December 31, 2006
Net income (loss), as reported	$(1,261,320)	$22,031
Add (deduct):
Provision for loan losses	14,021	1,119
Non-cash equity compensation	1,836	1,058
Realized and unrealized (gains) losses on derivative contracts	(56,125)	(7,768)
Impairment on investments	1,378,034	375
Realized losses on sale of capital assets, net of realized derivative gains	12,419	1,107
Gain on disposal of consolidated investment	(10,828)	—
Deferred tax provision (benefit)	(1,253)	—
Amortization of deferred financing costs	7,320	1,846

Adjusted Earnings	$84,104	$19,768
Adjusting Earnings per share—diluted:
Diluted adjusted earnings per share	$1.48	$1.32

Weighted-average shares outstanding—Diluted	56,927,310	14,924,342

Results of Operations

Comparison of the Year Ended December 31, 2007 to the Period from January 31, 2006 through December 31, 2006

Net income(loss). Our net income decreased $1.3 billion to a net loss of approximately ($1.3) billion for the year ended December 31, 2007 from net income of $22.0 million for the period from January 31, 2006 through December 31, 2006. Our net loss for the year ended December 31, 2007 was primarily attributable to impairments on investments of approximately $1.4 billion, which were offset by net investment income generated by our investments in TruPS, MBS and leveraged loans, investments in residential mortgages, and realized gains on derivative contracts. Our net income for the period from January 31, 2006 through December 31, 2006 was primarily attributable to net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS.

Net investment income. Our net investment income increased $58.0 million to $83.6 million for the year ended December 31, 2007 from approximately $25.6 million for the period from January 31, 2006 through December 31, 2006. The table below summarizes net investment income by investment type for the following periods:

For the Year Ended December 31, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investment in TruPS	$354,399	$(293,608)	$—	$60,791
Investments in Leveraged Loans	62,655	(40,509)	(8,283)	13,863
Investments in Mortgage-Backed Securities	234,535	(218,021)	—	16,514
Investments in Residential/Commercial Mortgages	71,310	(65,021)	(7,935)	(1,646)
Other CDO investments	4,557	(35)	—	4,522
Recourse indebtedness	—	(10,441)	—	(10,441)

Total	$727,456	$(627,635)	$(16,218)	$83,603

For the Period from January 31, 2006 Through December 31, 2006

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investment in TruPS	$107,107	$(92,206)	$—	$14,901
Investments in Leveraged Loans	17,754	(11,559)	(1,606)	4,589
Investments in Mortgage-Backed Securities	71,897	(65,822)	—	6,075
Investments in Residential/Commercial Mortgages	18,425	(17,948)	(332)	145
Other CDO investments	430	(117)	—	313
Recourse indebtedness	—	(469)	—	(469)

Total	$215,613	$(188,121)	$(1,938)	$25,554

Our investment interest income increased $511.9 million to $727.5 million for the year ended December 31, 2007 from $215.6 million for the period from January 31, 2006 through December 31, 2006. The increase in investment interest income is attributable to an increase in the amount of interest earning assets in our target asset classes for 2007 compared to 2006. We had total investments at fair value in our target asset classes of $8.5 billion as of December 31, 2007 as compared to $10.0 billion as of December 31, 2006. Although the fair value of interest earning assets decreased $1.5 billion since December 31, 2006, we closed three securitization transactions during the fourth quarter of 2006 which increased our interest earning assets by $2.3 billion.

Our investment interest expense increased $439.5 million to $627.6 million for the year ended December 31, 2007 from $188.1 million for the period from January 31, 2006 through December 31, 2006. The increase in investment interest expense is attributable to the $1.1 billion increase in interest bearing liabilities that are financing our interest earning assets acquired since December 31, 2006. We had total indebtedness of $11.1 billion as of December 31, 2007 as compared to $10.0 billion as of December 31, 2006.

Our provision for loan losses relates to investments in residential and commercial mortgages and leveraged loans. The provision for loan losses increased by $14.3 million, to $16.2 million for the year ended December 31, 2007 from $1.9 million for the period from January 31, 2006 through December 31, 2006. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses increased by $19.1 million to $29.2 million for the year ended December 31, 2007 from $10.1 million for the period from January 31, 2006 through December 31, 2006. During the same periods, these non-investment expenses consisted of related party management compensation of $17.3 million and $6.3 million, respectively, and general and administrative expenses of $11.9 million and $3.8 million, respectively. During the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006, the Company incurred base and incentive management fees, net of asset management fee credits of $0 and $0.8 million, respectively. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $1.8 million and $0.8 million during the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006, respectively.

During the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $15.5 million and $4.4 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The increase in related party management compensation is primarily attributable to the increase in investments financed through CDO transactions and the collateral manager fees incurred by these consolidated CDO entities. We expect that non-investment expenses may increase as we continue to increase our operations.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income increased by $12.7 million to $18.5 million for the year ended December 31, 2007 from $5.8 million for the period from January 31, 2006 through December 31, 2006. This increase is primarily attributable to $11.2 million of additional interest earned on increased amounts of cash held on deposit with financial institutions and interest earned on restricted cash of our consolidated CDO entities. Additionally, during the year ended December 31, 2007, the Company entered into a warehouse risk-sharing agreement with a third party investment bank for short term investment purposes. The warehouse risk-sharing agreement terminated during the period as a result of the transfer of accumulated warehoused ABS to a CDO that was structured by Cohen & Company and its affiliates. The Company did not purchase an interest in the CDO transaction, although in consideration of the benefits that Cohen & Company and its affiliates received upon the closing of the ABS CDO, Cohen & Company paid a one-time capital commitment fee of $1.2 million to the Company for its services as first loss provider during the warehouse period.

Realized gain on interest rate swaps. During the year ended December 31, 2007, the Company realized a $0.5 million loss on a warehouse financing arrangement relating to off-balance sheet MBS assets that were acquired during the second quarter. Additionally, during the year ended December 31, 2007, we recorded $3.5 million of gains as a result of the termination of interest rate swap contracts in connection with the sale of investments in residential mortgages and losses of $1.0 million as a result of the termination of interest rate swap contracts in connection with the deconsolidation of two on-balance sheet warehouse facilities. During the period from January 31, 2006 through December 31, 2006, the Company realized $7.7 million of gains on derivative contracts. The gains consisted of $6.8 million realized as a result of the Company’s termination of its MBS credit agreement and $0.9 million realized as a result of terminating an interest rate swap contract in connection with the residential mortgage loan sale. The Company has accounted for the interest rate swap contracts entered into by the lender of the MBS credit agreement as an embedded derivative within the consolidated financial statements. These amounts were reclassified from unrealized gains on interest rate swaps during the year ending December 31, 2006 as a result of the termination of the respective interest rate swap contracts.

Unrealized gain (loss) on interest rate swaps. During the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006, we recorded an unrealized gain (loss) on interest rate swaps of $(5.7) million and $1.7 million, respectively. Certain of our interest rate swap contracts were not designated as interest rate hedges at inception; therefore, the change in fair value during the period in which the interest rate swap contracts are not designated as hedges is recorded as an unrealized gain on interest rate swaps in the statement of income (loss).

Realized and unrealized gains on credit default swaps. During the year ended December 31, 2007, we purchased CDS contracts that are referenced to certain MBS and CDOs that are trading in the public markets. To date, we hold $95.9 million notional amount of CDS contracts. The risk management objective of the CDS contracts is to potentially offset losses on MBS held in our consolidated CDO entities. Under the terms of the CDS, we agree to make periodic payments, usually ratably over the swap term, in exchange for the agreement by the other counterparty to pay an agreed upon value for a debt instrument of a specified issuer, should the issuer enter into an event of default as defined in each particular CDS contract during the swap term. During the year ended December 31, 2007, the Company recorded $67.0 million of unrealized gains and $17.3 million of realized gains on CDS contracts within its consolidated financial statements.

Gain on freestanding derivatives. During the year ended December 31, 2007, the Company recognized a $(1.8) million loss on an off-balance sheet warehouse facility. The loss was due to the decline in fair value of the TruPS assets accumulated on the warehouse facility and the amount represented one-hundred percent of the Company’s first loss deposit and accrued but not paid earnings on the warehouse arrangements. This loss was offset by $1.9 million of gains on freestanding derivatives relating to our interests in other off-balance sheet warehouses during the year. During 2006, free-standing derivative income of $2.1 million was generated by the difference between the interest earned on the investments and the interest charged by the warehouse provider from the dates on which the respective investments were acquired.

Impairments on investments. During the year ended December 31, 2007, the Company recorded other-than-temporary impairments of $1.3 billion relating to its MBS investments and $41.4 million of other CDO investments that are primarily collateralized by MBS. The Company recorded other-than-temporary impairments primarily because of significant increases in the estimated cumulative default rates of the underlying collateral of the respective MBS, which resulted in significant decreases to the Company’s estimates of the future cash flows of the respective MBS. During the twelve-months ended December 31, 2007, we also recorded an $18.1 million other-than-temporary impairment of certain assets underlying our TruPS portfolio. The other-than-temporary impairments relate to two banks that deferred on their interest payments during the period. Although the TruPS allow for deferral of interest, we recorded other-than-temporary impairments due to the deterioration of the banks’ financial condition. Other-than-temporary impairments are recorded within impairment on investments in the consolidated statement of income/(loss).

During the year ended December 31, 2007, the Company recognized a $2.7 million impairment of a first-loss warehouse deposit that was held by a consolidated VIE. The first-loss deposit related to a TruPS warehouse arrangement that the Company entered into during the first quarter of 2007. The Company contributed the first-loss deposit amount to a special purpose entity or VIE that in turn pledged the cash to an investment bank in connection with the warehouse arrangement. The VIE received notice that on September 29, 2007 it was in default on the terms of the warehouse arrangement and that the VIE and the Company no longer had decision making rights with respect to the exit strategy of the assets accumulated in the warehouse. The stated maturity date of the warehouse agreement was September 29, 2007. As of September 29, 2007, the Company has deconsolidated this VIE from its consolidated financial statements because the Company is no longer the primary beneficiary of the VIE. The Company accounted for the deconsolidation of the VIE as a sale of the net assets of the entity and recorded a $10.3 million gain on disposition of a consolidated investment. Additionally, upon determining that the deconsolidation of the assets of the VIE will be accounted for as a sale, the Company recognized an $11.2 million realized loss on the disposition of TruPS assets included in the VIE. The net cash and economic impact of this transaction was the loss of $2.7 million which includes the first-loss deposit and accrued but unpaid interest.

Realized loss on sale of investments. During the year ended December 31, 2007, we recorded losses on the sale of investments of approximately $16.2 million. During the period, we sold $516.2 million of adjustable rate residential mortgages at a loss of $2.0 million. Additionally, during the period our consolidated CDO entities that are collateralized by MBS sold $998.6 million of investment securities and realized a net loss of $13.6 million. During the period from January 31, 2006 through December 31, 2006, we recorded losses on investments of approximately $2.3 million. During June 2006, we sold $87.0 million of 7/1 adjustable rate residential mortgages at a loss of $0.9 million. In connection with the sale of the residential mortgages we terminated an interest rate swap contract and recorded a gain of $0.9 million in earnings.

Additionally, during the fourth quarter of 2006, two of our consolidated CDO entities that are collateralized by MBS sold $43.9 million of investment securities and realized a loss of $1.1 million.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests increased $12.1 million to $19.7 million for the year ended December 31, 2007 as compared to $7.6 million for the period from January 31,

2006 through December 31, 2006. This increase is primarily attributable to our investment in additional CDO transactions. Our ownership of consolidated CDOs ranged from 55.0% to 80.0% of the preferred shares issued by each CDO.

Provision for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. Provision for income taxes increased approximately $1.5 million to approximately $2.3 million for the year ended December 31, 2007 as compared to approximately $0.8 million for the period from January 31, 2006 through December 31, 2006. This increase is primarily attributable to increased earning at our domestic TRSs and tax provision on undistributed earnings of the REIT.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We believe our available cash balances, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements for the next twelve months, but our ability to grow our business will be limited by our ability to obtain future financing, as discussed below. Management has evaluated our current and forecasted liquidity and continues to monitor evolving market conditions. Future investment alternatives and operating activities will continue to be evaluated against anticipated current and longer term liquidity demands. Over the next twelve months, we expect that our external management fees payable to our manager under the management agreement will be substantially offset by the collateral management fee credits that we earn. We do not anticipate incurring significant costs payable under the management agreement. We are currently financing our TruPS, MBS and leveraged loan portfolio with warehouse facilities and CDO notes payable. We completed a securitization of our existing residential mortgage loans by contributing the assets to a pass-through securitization entity (or trust) that issued debt securities in the capital markets collateralized by the mortgage loans held by the trust. The residential mortgage loans held by the trust are included in our consolidated financial statements. As of December 31, 2007, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits. Should our liquidity needs exceed our available sources of liquidity, we believe that certain securities in which we have invested could be sold to raise additional cash. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected.

During the year ended December 31, 2007, the Company completed the following debt and equity transactions:

•

On May 15, 2007 and June 13, 2007, the Company sold $140 million aggregate principal amount of contingent convertible senior notes. The notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsubordinated, unsecured indebtedness. The notes are subordinated in right of payment to the Company’s existing and future secured indebtedness to the extent of such security, and structurally subordinated to any liabilities and other indebtedness of the Company’s subsidiaries. The notes bear interest at an annual rate of 7.625%. The notes will mature on May 15, 2027. The Company received net proceeds of approximately $136.6 million from this transaction.

•

On June 25, 2007, the Company completed the issuance and sale of $28.1 million in aggregate principal amount of TruPS issued by the Company’s wholly-owned subsidiary, Alesco Capital Trust I. The TruPS mature on July 30, 2037 and may be called by the Company at par any time after July 30, 2012. The TruPS require quarterly distributions of interest by the Alesco Capital Trust I to the holders of the TruPS. Distributions are payable quarterly at a fixed interest rate equal to 9.495% per annum through the distribution payment date on July 30, 2012 and thereafter at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. The Company received net proceeds of approximately $26.6 million from this transaction.

•

On June 25, 2007, the Company closed a public offering of 8,000,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.25 per share, before placement fees and offering costs. The Company received net proceeds of approximately $72.0 million from this transaction.

•

On June 29, 2007, the Company completed a securitization of substantially all of its existing residential mortgage loans by contributing the assets to a pass-through securitization entity (or trust) that issued debt securities in the capital markets collateralized by the mortgage loans held by the trust. The residential mortgage loans held by the trust are included in our consolidated financial statements. We used $1.1 billion of proceeds from the securitization to repay in full short-term repurchase agreements that we had used to finance the portfolio on a temporary basis. As of December 31, 2007, the Company is not financing any residential mortgage loans with short-term repurchase agreements.

As of December 31, 2007, the Company’s consolidated financial statements include $80.2 million of cash and cash equivalents, which includes $18.8 million of cash dividends that were paid to the Company’s shareholders on January 10, 2008. The Company utilized approximately $53 million of the net proceeds from the debt and equity transactions described above to pay down previously existing short-term debt arrangements. Additionally, in connection with the $140 million convertible debt offering the Company utilized $32.6 million of the proceeds to repurchase 3,410,600 shares of its common stock at $9.55 per share. The Company has utilized and plans to continue to utilize the net proceeds from these offerings to opportunistically invest in the target asset classes.

As of December 31, 2007, the Company’s consolidated financial statements included total indebtedness of $11.1 billion. Total indebtedness includes recourse indebtedness of $189.6 million and $10.9 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the equity that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

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

The disruption in the credit markets has increased the costs of securitizing assets. Increased securitization costs may cause us to realize lower returns on our equity for investments in future CDOs as compared with the returns that we have realized to date on completed CDOs that have lower financing costs. If securitization costs become unacceptably high, or if securitization financing becomes unavailable, we may not be willing or able to complete a securitization for assets that have been purchased using short-term warehouse lines. In that event, we may potentially lose the first loss cash that we had deposited with the warehouse lender. If we are unable to deploy our capital in high-yielding CDO investments quickly or at all, we would need to find alternative investments which may be lower yielding.

CDO Overcollateralization Tests

The terms of the CDO and CLO vehicles that we use to finance our investments generally provide that the principal amount of assets must exceed the principal balance of the related securities to be issued by the CDO or CLO by a certain amount, commonly referred to as “overcollateralization.” The CDO and CLO terms generally provide that, if certain delinquencies and/or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the CDO or CLO securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests, based on delinquency levels or other criteria including downgrades by the rating agencies of the underlying portfolio securities of the CDO, may restrict our ability to receive cash distributions from assets collateralizing the CDO or CLO securities. The performance tests may not be satisfied. In addition, collateral management agreements typically provide that if certain over-collateralization ratio tests are failed and an event of default occurs, the collateral management agreement may be terminated by a vote of the security holders and the security holders have the option to liquidate the underlying collateral securities. If the assets held by CDOs and CLOs fail to perform as anticipated, our liquidity may be adversely affected.

The following summarizes certain key overcollateralization test matters for each of our respective target asset classes:

•

MBS and Other CDO Investments—During the year ended December 31, 2007, we received written notice from the trustee of each of our four Kleros Real Estate CDOs that we would not receive any cash flow distributions on the subordinated note and equity investments that we own in these transactions. The Kleros Real Estate CDOs provide long-term financing for our entire $4.0 billion MBS portfolio. Each of the Kleros Real Estate CDOs failed overcollateralization, or OC tests, which resulted in a change to the priority of payments to the debt and equity holders of the Kleros Real Estate CDOs. Upon the failure of an OC test, the indenture of each Kleros Real Estate CDO requires cash flows that would otherwise have been distributed to us to be used to sequentially pay down the outstanding principal balance of the more or most senior noteholders. The failure of the OC tests were due to cumulative rating agency downgrades on certain MBS collateralizing the Kleros Real Estate CDOs.

In February 2008, we received written notice from the trustee of Kleros Real Estate III CDO that the CDO has experienced an event of default. The event of default resulted from the failure of certain additional OC tests due to recent credit rating agency downgrades. The event of default provides the most senior debtholder in the CDO with the option to liquidate all of the MBS assets collateralizing the CDO. In the event that liquidation occurs, our REIT qualifying assets will be significantly reduced and our qualifying income for purposes of the 75% and 95% REIT income tests will be significantly reduced. Our inability to generate sufficient amounts of qualifying income may cause us to utilize our available cash to acquire other assets that qualify as real estate or it may limit our ability to qualify as a REIT. Additionally, our other Kleros Real Estate CDO investments may suffer events of defaults, and if the most senior debtholder in those CDOs opt to liquidate all of the MBS assets collateralizing any such Kleros Real Estate CDOs, our REIT qualifying assets will be significantly reduced and our qualifying income for purposes of the 75% and 95% REIT income tests will be significantly reduced.

The Kleros Real Estate CDOs continue to generate taxable income for us despite the fact that we are not receiving cash distributions on our equity and subordinated note holdings from these CDOs. Taxable income is recognized on each underlying MBS in the portfolio until a payment default occurs on the underlying MBS. The taxable income from these transactions continues to factor into our compliance with the REIT income test requirements and we must continue to distribute ninety percent of our taxable income to ensure continued qualification as a REIT. There can be no assurance that in the future other CDO investments will not fail OC tests or otherwise trigger contractual events that would limit the cash distributions received by us.

•

TruPS—Our investments in TruPS are also financed with CDOs that are subject to overcollateralization requirements. The overcollateralization requirements in the TruPS CDOs are typically triggered in the event that more than three percent of the par value of collateral securities that collateralize the CDO debt defer on a principal or interest payment or are otherwise determined to be defaulted in accordance with the indenture for the particular CDO. As of the date of this filing, we have experienced four bank deferrals and no insurance deferrals in our TruPS portfolio. These deferrals do not result in an overcollateralization failure in any of our CDOs, but there is no assurance that additional deferrals will not occur that could subject the TruPS CDOs to overcollateralization failures. In the event that an overcollateralization failure occurs in a TruPS CDO, changes to the priority of payments will result in the equity holders, including us, of the CDO not receiving any cashflows until such time as the overcollateralization failure is cured. As of the date of this filing, we have not experienced an overcollaterization failure in any of our TruPS CDOs.

•

Leveraged Loans—The overcollateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. In the event that an overcollateralization failure occurs in a leveraged loan CLO, changes to the priority of payments will result in the equity holders, including us, of the CLO not receiving any cashflows until such time as the overcollateralization failure is cured. As of the date of this filing, we have not experienced an overcollaterization failure in any of our leveraged loan CLOs.

Warehouse Financing Arrangements

As of December 31, 2007, we were party to the following agreements, which were collateralized by the assets shown below:

Repurchase Facilities (and Aggregate Borrowing Capacity)	Termination Date	Assets Being Financed

Leveraged loan related warehouse facilities	March 2008	$175.7 million

As of December 31, 2007, the Company’s consolidated financial statements included $156 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to on-balance sheet warehouse facilities typically entered into by a subsidiary of the Company that are utilized to finance the acquisition of TruPS and leveraged loans on a short-term basis until CDO notes payable are issued to finance the investments on a longer-term basis. The Company’s maximum economic exposure to loss on these warehouse credit facilities is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangements. As of December 31, 2007, the Company has invested $20 million of capital in these financing arrangements, which relate to two leveraged loan facilities. On February 22, 2008, the Company refinanced both of the leverage loan facilities described above into one facility that matures in May 2009. The new facility provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate. The terms of the refinanced facility require the Company to invest an additional $20 million, bringing the Company’s total first-loss deposit to approximately $40 million.

Contractual Commitments

The following table sets forth the timing of required payments on our contractual obligations as of December 31, 2007 (dollars in thousands):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-recourse obligations:
Trust preferred obligations	$382,600	$—	$—	$—	$382,600
Securitized mortgage debt	959,558	—	—	—	959,558
CDO notes payable	9,409,027	—	—	—	9,409,027
Warehouse credit facilities	155,984	155,984	—	—	—
Commitments to purchase securities and loans (a)	107,221	107,221	—	—	—

Total non-recourse obligations	11,014,390	263,205	—	—	10,751,185
Recourse:
Junior subordinated notes	49,614	—	—	—	49,614
Contingent convertible debt	140,000	—	—	—	140,000

Total recourse obligations	189,614	—	—	—	189,614

Total	$11,204,004	$263,205	$—	$—	$10,940,799

(a)	Amounts reflect our consolidated CDOs’ requirement to purchase additional collateral in order to complete the ramp-up collateral balances. Of this amount, $47.6 million has been advanced through CDO notes payable and is included in our restricted cash on our consolidated balance sheet as of December 31, 2007.

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

Fair Values

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by currency exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of December 31, 2007 and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in MBS, residential mortgages, TruPS, and derivative instruments will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary materially from period to period.

Off-Balance Sheet Arrangements and Commitments

We may maintain arrangements with various investment banks regarding CDO securitizations and off-balance sheet warehouse facilities. Prior to the completion of a CDO securitization, historically our off-balance sheet warehouse providers have acquired investments in accordance with the terms of the warehouse facility agreements. Pursuant to the terms of the warehouse agreements, we receive all or a portion of the difference between the interest earned on the investments acquired under the warehouse facilities and the interest accrued on the warehouse facilities from the date of the respective acquisitions. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse providers, and as a result, we bear the first dollar risk of loss up to our warehouse deposit if an investment held under the warehouse facility is liquidated at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. In the event that we are unable to obtain long-term CDO financing for the accumulated warehouse collateral, our cash collateral is at risk and may not be returned to the Company. The duration of a warehouse facility is generally at least nine-months. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value in each accounting period with the change in fair value recorded in earnings. As of December 31, 2007, we had approximately $1.8 million of cash collateral held by a warehouse provider pursuant to a warehouse facility. During the year ended December 31, 2007, the Company recognized a $1.8 million loss on its off-balance sheet warehouse facility arrangement. The loss was due to the decline in fair value of the TruPS assets accumulated on the warehouse facility and the amount represented one-hundred percent of the Company’s first loss deposit and earnings accrued but not paid on the warehouse arrangement. The warehouse arrangement was with a third-party investment bank and there were $67.4 million of assets on the warehouse as of December 31, 2007. As of December 31, 2007, assets were no longer being accumulated in this facility; however, the Company is working with the counterparty on the ultimate disposition of the assets. The Company’s maximum loss exposure is $1.8 million. The change in fair value is recorded within gain (loss) on free-standing derivatives on the consolidated statement of income (loss).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk pertains to losses resulting from changes in interest rates and equity security prices. We are exposed to credit risk and interest rate risk related to our investments in assets in our target asset classes.

Market Risk

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader market and credit markets generally. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007 and remains depressed as of the date of this filing. The disruption in these markets directly impacts our business because our investment portfolio includes investments in mortgage-backed securities, or MBS, leveraged loans and bank and insurance company debt.

The disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of December 31, 2007, we had $20 million of cash deposited with warehouse lenders to collateralize warehouse facilities for leveraged loans, and subsequent to December 31, 2007 we deposited an additional $20 million of cash on a leveraged loan warehouse facility. If the securitization markets remain effectively closed for an extended period, we may lose the first loss cash that we had deposited with the warehouse lender.

Interest Rate Risk

Interest rates may be affected by economic, geopolitical, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives typically will be held for long-term investment and not held for sale purposes. Our intent in structuring CDO and CLO transactions and other securitizations will be to limit interest rate risk with a financing strategy that matches the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. Although we have had only limited operations, we do not believe an increase or decrease in interest rates will have a material impact on our net equity in our overall portfolio.

We generally make investments that are either floating rate or fixed rate. Our floating rate investments will generally be priced at a fixed spread over an index such as LIBOR that reprices either quarterly or every 30 days based upon movements in effect at each measurement date. Given the frequency of future price changes in our floating rate investments, changes in interest rates are not expected to have a material effect on the value of these investments. Increases or decreases in LIBOR will have a corresponding increase or decrease in our interest income and the match funded interest expense, thereby mitigating the net earnings impact on our overall portfolio. In the event that long-term interest rates increase, the value of our fixed-rate investments would be diminished. We have hedged this risk where the benefit outweighs the cost of the hedging strategy. Such changes in interest rates would not have a material effect on the income of these investments, which generally will be held to maturity.

Through December 31, 2007, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable and repurchase agreements. These cash flow hedges have an aggregate notional value of $2.4 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable and repurchase agreements into fixed-rate payments. As of December 31, 2007, the interest rate swaps had an aggregate liability fair value of $123.3 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under SFAS No. 133 are recorded in earnings.

The following table quantifies the potential change in net investment income for a 12-month period, and the change in the net fair value of our investments and indebtedness should interest rates increase or decrease 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities:

	100 Basis Point Increase	100 Basis Point Decrease
	(dollars in thousands)
Net investment income from variable rate investments and indebtedness	$5,415	$(5,415)
Net fair value of fixed rate investments and indebtedness	$(98,375)	$(155,063)

We will seek to manage our credit risk through Cohen & Company’s underwriting and credit analysis processes that are performed in advance of acquiring an investment. The TruPS, leveraged loans, mortgage loans, real estate-related senior and subordinated debt securities, RMBS, CMBS and other investments that we expect to consider for future CDO and CLO transactions and other securitizations will be subject to a comprehensive credit analysis process.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2007 in recording, processing, summarizing and reporting, on a timely basis, information relating to the Company (and its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b)	Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is designed and operating effectively.

Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

(c)	Changes in Internal Control over Financial Reporting

During the year ended December 31, 2007, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated herein by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm	F-1

(ii)	Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

(iii)	Consolidated Statements of Income (Loss) for the year ended December 31, 2007 and for the period from January 31, 2006 through December 31, 2006	F-4

(iv)	Consolidated Statements of Other Comprehensive Income (Loss) for the year ended December 31, 2007 and for the period from January 31, 2006 through December 31, 2006	F-5

(v)	Consolidated Statements of Stockholders’ Equity (Deficit) as of December 31, 2007 and 2006	F-6

(vi)	Consolidated Statements of Cash Flows for the year ended December 31, 2007 and for the period from January 31, 2006 through December 31, 2006	F-7

(vii)	Notes to Consolidated Financial Statements as of December 31, 2007	F-8

(2) Schedules to Consolidated Financial Statements:

II.	Valuation and Qualifying Accounts for the year ended December 31, 2007	F-34

IV.	Mortgage Loans on Real Estate as of December 31, 2007	F-35

(b) Exhibit List

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2006, by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

2.2	Letter Agreement dated September 5, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. and the attached Registration Rights Provisions (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2006).

2.3	Letter Agreement dated September 29, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2006).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.2	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.5	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.6	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

Exhibit No.	Description
10.3	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Master Repurchase Agreement, dated as of February 28, 2006, by and between Bear Stearns Mortgage Capital Corporation and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.5	Separation Agreement and General Release, dated July 14, 2006, by and between Sunset Financial Resources, Inc. and George Deehan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2006).

10.6	Assignment and Assumption Agreement, dated as of October 6, 2006, by and between Alesco Financial Inc. and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.7	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.8	Credit Agreement, dated as of September 29, 2006, by and among Alesco Financial Holdings, LLC, Alesco Financial Trust and Royal Bank of Canada (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.9	Credit Agreement, dated as of March 27, 2007, by and among Alesco Financial Holdings, LLC, Alesco Financial Inc., Royal Bank of Canada, U.S. Bank National Association and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.10	Letter Agreement, dated April 10, 2007, by and among Alesco Financial Inc., Alesco Warehouse Conduit, LLC, Cohen & Company Financial Management, LLC and Cohen & Company, in relation to the Note Purchase Agreement, dated December 5, 2006, by and among PFW III, Ltd., the investors party thereto, Alesco Warehouse Conduit LLC, as initial subordinated noteholder and ABN Amro Bank N.V. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.11	Letter Agreement, dated April 23, 2007, by and among Alesco Financial Inc., Alesco Holdings, Ltd., Strategos Capital Management, LLC and Cohen & Company, in relation to the Warehouse Risk Sharing Agreement, dated as of February 7, 2007, between Merrill Lynch and Alesco Holdings, Ltd. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.12	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.13	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.14	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

Exhibit No.	Description
10.15	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.16	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.17	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.18	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.19	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.20	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.21	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

11.1	Statement Regarding Computation of Per Share Earnings.**

12.1	Statements Regarding Computation of Ratios.*

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

21	List of Subsidiaries.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

*	Filed herewith.

**	Data required by Statement of Financial Accounting Standard No. 128, “Earnings per Share,” is provided in Note 7 to our consolidated financial statements included in this Annual report on Form 10-K.

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amount sufficient to require submission of the schedule.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alesco Financial Inc.

We have audited Alesco Financial Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alesco Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alesco Financial Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alesco Financial Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007, and the period from January 31, 2006 (commencement of operations) to December 31, 2006, and our report dated March 10, 2008, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, Pennsylvania

March 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alesco Financial Inc.

We have audited the accompanying consolidated balance sheets of Alesco Financial Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income (loss), other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007, and the period January 31, 2006 (commencement of operations) to December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alesco Financial Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007, and the period January 31, 2006 (commencement of operations) to December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alesco Financial Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, Pennsylvania

March 10, 2008

Alesco Financial Inc.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	As of December 31, 2007	As of December 31, 2006
Assets
Investments in available-for-sale securities and security-related receivables	$6,628,991	$7,942,124
Investments in residential/commercial mortgages and leveraged loans
Residential mortgages	1,047,195	1,773,147
Commercial mortgages	7,332	9,500
Leveraged loans	836,953	314,077
Loan loss reserve	(18,080)	(2,130)

Total investments in residential/commercial mortgages and leveraged loans, net	1,873,400	2,094,594
Cash and cash equivalents	80,176	51,821
Restricted cash and warehouse deposits	95,476	349,113
Accrued interest receivable	49,806	46,654
Other assets	91,555	30,621
Deferred financing costs, net of accumulated amortization of $11,481 and $2,762, respectively	115,972	87,423

Total assets	$8,935,376	$10,602,350

Liabilities and stockholders’ equity (deficit)
Indebtedness
Repurchase agreements	$—	$3,024,269
Trust preferred obligations	382,600	273,097
Securitized mortgage debt	959,558	—
CDO notes payable	9,409,027	6,496,748
Warehouse credit facilities	155,984	167,158
Recourse indebtedness	189,614	20,619

Total indebtedness	11,096,783	9,981,891
Accrued interest payable	54,380	42,163
Related party payable	2,800	879
Other liabilities	161,408	50,017

Total liabilities	11,315,371	10,074,950
Minority interests	19,543	98,598
Stockholders’ equity (deficit)
Preferred shares, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 60,548,032 and 54,921,971 issued and outstanding, including 1,228,234 and 193,457 unvested restricted share awards, respectively	59	55
Additional paid-in-capital	481,850	447,442
Accumulated other comprehensive loss	(1,545,464)	(14,628)
Accumulated deficit	(1,335,983)	(4,067)

Total stockholders’ equity (deficit)	(2,399,538)	428,802

Total liabilities and stockholders’ equity (deficit)	$8,935,376	$10,602,350

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income (Loss)

(In thousands, except share and per share information)

	For the Year Ended December 31, 2007	For the period from January 31, 2006 through December 31, 2006
Net investment income:
Investment interest income	$727,456	$215,613
Investment interest expense	(627,635)	(188,121)
Provision for loan losses	(16,218)	(1,938)

Net investment income	83,603	25,554

Expenses:
Related party management compensation	17,316	6,249
General and administrative	11,864	3,834

Total expenses	29,180	10,083

Income before interest and other income, minority interest and taxes	54,423	15,471

Interest and other income	18,488	5,820
Net realized gain on interest rate swaps	1,988	7,700
Unrealized gain (loss) on interest rate swaps	(5,676)	1,653
Credit default swap premiums	(3,207)	—
Net realized and unrealized gains on credit default swaps	84,279	—
Gain on free-standing derivatives	106	2,127
Impairments on investments	(1,384,430)	(375)
Net realized loss on sale of assets	(16,219)	(1,974)
Gain on disposition of consolidated investments	10,990	—

Income (loss) before minority interest and provision for income taxes	(1,239,258)	30,422
Minority interest	(19,734)	(7,625)

Income (loss) before provision for income taxes	(1,258,992)	22,797
Provision for income taxes	(2,328)	(766)

Net income (loss)	$(1,261,320)	$22,031

Earnings (loss) per share—basic:
Basic earnings (loss) per share	$(22.48)	$1.48

Weighted-average shares outstanding—Basic	56,098,672	14,924,342

Earnings (loss) per share—diluted:
Diluted earnings (loss) per share	$(22.48)	$1.48

Weighted-average shares outstanding—Diluted	56,098,672	14,924,342

Distributions declared per common share	$1.23	$1.75

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Other Comprehensive Income (Loss)

(In thousands)

	For the Year Ended December 31, 2007	For the period from January 31, 2006 through December 31, 2006
Net income (loss)	$(1,261,320)	$22,031
Other comprehensive income (loss):
Net change in the fair value of cash-flow hedges	(70,143)	(7,605)
Net change in the fair value of available-for-sale securities	(1,547,999)	(15,763)

Total other comprehensive loss before minority interest allocation	(1,618,142)	(23,368)
Allocation to minority interests	87,306	8,740

Total other comprehensive loss	(1,530,836)	(14,628)

Comprehensive income (loss)	$(2,792,156)	$7,403

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share information)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance, January 31, 2006 (commencement of operations)	127	$—	$1	$—	$—	$1
Net income	—	—	—	—	22,031	22,031
Other comprehensive loss	—	—	—	(14,628)	—	(14,628)
Common stock issued, net	54,728,387	55	446,584	—	—	446,639
Stock-based compensation expense	—	—	857	—	—	857
Dividends declared on common stock	—	—	—	—	(26,098)	(26,098)

Balance, December 31, 2006	54,728,514	55	447,442	(14,628)	(4,067)	428,802
Net loss	—	—	—	—	(1,261,320)	(1,261,320)
Other comprehensive loss	—	—	—	(1,530,836)	—	(1,530,836)
Common stock issued, net	8,000,000	8	71,992	—	—	72,000
Common stock repurchase	(3,831,400)	(4)	(34,908)	—	—	(34,912)
Stock-based compensation expense	422,684	—	2,017	—	—	2,017
Purchase of minority interest preference shares	—	—	(4,693)	—	—	(4,693)
Dividends declared on common stock	—	—	—	—	(70,596)	(70,596)

Balance, December 31, 2007	59,319,798	$59	$481,850	$(1,545,464)	$(1,335,983)	$(2,399,538)

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31, 2007	For the period from January 31, 2006 through December 31, 2006
Operating activities:
Net income (loss)	$(1,261,320)	$22,031
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Minority interest	19,734	7,625
Provision for loan losses	16,218	1,938
Stock-based compensation expense	2,017	857
Net premium and discount amortization on investments and loans	837	(1,814)
Amortization of deferred financing costs	8,719	2,762
Accretion of discounts on indebtedness	1,210	—
Unrealized (gain) loss on interest rate swaps	5,676	(1,653)
Unrealized gain on credit default swaps	(67,029)	—
Impairments on investments	1,384,430	375
Net realized loss on sale of assets	16,219	1,974
Gain on disposition of consolidated investments	(10,990)	—
Changes in assets and liabilities:
Accrued interest receivable	(5,149)	(42,847)
Other assets	6,604	(18,183)
Accrued interest payable	13,994	39,405
Related party payable	1,921	879
Other liabilities	3,694	(4,008)

Net cash provided by operating activities	136,785	9,341
Investing activities:
Purchase of investments in debt securities and security-related receivables	(2,730,086)	(6,300,384)
Principal repayments from debt securities and security-related receivables	50,110	38,746
Purchase of residential mortgages and leveraged loans	(791,882)	(2,019,613)
Principal repayments from residential/commercial mortgages and leveraged loans	420,331	83,638
Proceeds from sale of residential mortgages and leveraged loans	567,243	85,119
Proceeds from sale of mortgage-backed securities	998,639	42,933
(Increase) decrease in restricted cash and warehouse deposits	246,858	(349,113)
Cash obtained from Sunset upon acquisition	—	15,986

Net cash used in investing activities	(1,238,787)	(8,402,688)
Financing activities:
Proceeds from repurchase agreements	191,696	3,235,588
Repayments of repurchase agreements	(3,215,965)	(515,850)
Proceeds from issuance of CDO notes payable	2,941,288	4,940,248
Repayments of CDO notes payable	(29,721)	(9,292)
Proceeds from issuance of trust preferred obligations	109,503	273,097
Proceeds from warehouse credit facilities	890,266	1,159,661
Repayments of warehouse credit facilities	(836,608)	(992,503)
Proceeds from issuance of recourse indebtedness	208,995	—
Repayment of recourse indebtedness	(40,000)	—
Proceeds from issuance of securitized mortgage debt	1,014,600	—
Repayments of securitized mortgage debt	(55,540)	—
Proceeds from other derivative contracts	14,579	—
Repayments of other derivative contracts	(909)	—
Proceeds from interest rate swaps	6,356	13,540
Proceeds from issuance of preference shares of CDOs	18,452	106,071
Distributions to minority interest holders in CDOs	(21,750)	(6,357)
Purchase of minority interest preference shares	(12,878)	—
Payments for deferred debt issuance costs	(37,267)	(90,186)
Proceeds from issuance of common stock	72,000	357,248
Repurchase of common stock	(34,912)	—
Distributions paid to common stockholders	(51,828)	(26,098)

Net cash provided by financing activities	1,130,357	8,445,167

Net change in cash and cash equivalents	$28,355	$51,820
Cash and cash equivalents at the beginning of the period	51,821	1

Cash and cash equivalents at the end of the period	$80,176	$51,821

Supplemental cash flow information:
Cash paid for interest	$28,884	$18,165
Cash paid for taxes	2,796	—
Stock issued to acquire net assets of Sunset Financial Resources, Inc.	—	89,392
Non-cash decrease in assets upon disposition of consolidated investment	59,865	—
Non-cash decrease in liabilities upon disposition of consolidated investment	73,527	—
Distributions payable	18,768	—

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of December 31, 2007

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

On October 6, 2006, Alesco Financial Trust completed its merger with Alesco Financial Inc. (formerly Sunset Financial Resources, Inc.). Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, as amended by letter agreements dated September 5, 2006 and September 29, 2006, upon the completion of the merger each share of beneficial interest of Alesco Financial Trust was converted into 1.26 shares of common stock of Sunset Financial Resources, Inc. (“Sunset”), which resulted in the issuance of 14,415,530 shares of common stock. In accordance with U.S. generally accepted accounting principles (“GAAP”) the transaction was accounted for as a reverse acquisition, and Alesco Financial Trust was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. As used in these consolidated financial statements, the term “the Company,” “we,” “us” and “our” refer to the operations of Alesco Financial Trust from January 31, 2006 through October 6, 2006, and the combined operations of the merged company subsequent to October 6, 2006. “Sunset” refers to the historical operations of Sunset Financial Resources, Inc. through October 6, 2006, the merger date.

Sunset was incorporated in Maryland on October 6, 2003, completed its initial public offering of common stock on March 22, 2004 and was traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “SFO.” Sunset elected to be taxed as a real estate investment trust (“REIT”) for U.S. Federal income tax purposes and the Company intends to continue to comply with these tax provisions. On October 9, 2006, the Company began trading on the NYSE under the ticker symbol “AFN.” On November 27, 2006, the Company closed a public offering of 30,360,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.00 per share, net of placement fees and offering costs. On June 25, 2007, the Company closed a public offering of 8,000,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.25 per share, net of placement fees and offering costs. Additionally, the Company repurchased 3,410,600 shares of its common stock at $9.55 and 420,800 shares of its common stock at a weighted average price per share of $4.64 during the three-month periods ended June 30, 2007 and September 30, 2007, respectively.

We are a specialty finance company that invests in multiple asset classes with the objective of generating risk-adjusted returns and predictable cash distributions for our stockholders, subject to maintaining our status as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and our exemption from regulation under the Investment Company Act. We seek to achieve our investment objectives by investing primarily in the following target asset classes:

•

subordinated debt financings originated by our manager or third parties, primarily in the form of trust preferred securities, or TruPS, issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies;

•

leveraged loans made to small and mid-sized companies in a variety of industries characterized by companies with relatively low volatility and overall leverage compared to their industry peers, including the consumer products and manufacturing industries; and

•	mortgage loans, other real estate-related senior and subordinated debt securities, residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS.

The Company typically finances investments in these target asset classes on a short-term basis with on and off-balance sheet warehouse facilities or other short-term financing arrangements and on a long-term basis with securitization vehicles, including collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”).

The Company may also invest opportunistically from time to time in other types of investments within its Manager’s and Cohen & Company’s (“Cohen”) areas of expertise and experience, subject to maintaining its qualification as a REIT and an exemption from regulation under the Investment Company Act of 1940, as amended, or the Investment Company Act.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform with the current period presentation.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its majority-owned and/or controlled subsidiaries and those entities for which the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The portions of these entities to which the Company does not have an economic interest are presented as minority interests in the consolidated financial statements. The creditors of each variable interest entity consolidated within the Company’s consolidated financial statements have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each VIE is the capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash represents amounts held on deposit with investment banks as collateral for derivative contracts and proceeds from the issuance of CDO notes payable held by consolidated CDO securitization entities and cash held by trustees of CDO entities that is generated from earnings on the collateral assets and cash deposited with trustees of CDO entities that is restricted for the purpose of funding the CDO’s operations. As of December 31, 2007, the Company’s consolidated financial statements include $95.5 million of restricted cash and warehouse deposits. The $95.5 million is primarily restricted for the following purposes: $5.0 million first-loss deposit on an Emporia leveraged loan warehouse facility; $47.6 million at consolidated CDO entities to be used to acquire additional assets; and, $42.9 million of undistributed cash flow from operations at consolidated CDO entities.

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

The Company exercises judgment to determine whether an investment security has sustained an other-than-temporary decline in fair value. If the Company determines that an investment security has sustained an other-than-temporary decline in its fair value, the investment security is written down to its fair value by a charge to earnings, and the Company establishes a new cost basis for the investment. The Company’s evaluation of an other-than-temporary decline is dependent on specific facts and circumstances relating to the particular investment. Factors that the Company considers in determining whether an other-than-temporary decline in fair value has occurred include, but are not limited to: the estimated fair value of the investment in relation to its cost basis; the length of time the security has had a decline in estimated fair value below its amortized cost; the financial condition of the related entity and industry events; changes in estimated cash flows from the investment; external credit ratings and recent downgrades of such credit ratings; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

For subordinated MBS, the Company performs impairment analyses in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”). When adverse changes in estimated cash flows occur as a result of actual or expected prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the loss is recognized in current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.

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

The Company maintains an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, including historical and industry loss experience, economic conditions and trends, estimated fair values, the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses may be established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries).

An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as the Company believes that scheduled debt service payments may not be paid when contractually due or the loan becomes 90 days delinquent. While on non-accrual status, interest income is recognized only upon actual receipt.

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

In accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”), the Company recognizes interest income from purchased interests in certain financial assets, including certain subordinated MBS, on an estimated effective yield to maturity basis. Management estimates the current yield on the amortized cost of the investment based on estimated cash flows after considering prepayment and credit loss expectations. The adjusted yield is then applied prospectively to recognize interest income for the next quarterly period.

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into interest expense over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income.

The Company may also enter into derivatives that do not qualify for hedge accounting, including interest rate swaps that are undesignated, interest rate caps and floors, credit default and total return swaps, under SFAS No. 133. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of income. The fair value of credit default swaps is based on quotations from third-party brokers.

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

The Company maintains domestic TRSs, which may be subject to U.S. federal, state and local income taxes. Current and deferred taxes are provided for on the portion of earnings (losses) recognized by the Company with respect to its interest in domestic TRSs. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of income.

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

Goodwill

Goodwill on the Company’s consolidated balance sheet represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations.” Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized to expense but rather is analyzed for impairment. The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. As of December 31, 2007, the Company’s consolidated financial statements include $5.0 million of goodwill and no impairment of goodwill was identified.

Borrowings

The Company finances the acquisition of its investments, including loans and securities available-for-sale, primarily through the use of secured borrowings in the form of securitization transactions. The Company recognizes interest expense on all borrowings on an accrual basis.

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. See Note 10 for the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings (loss) per common share (“EPS”) in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution of unvested restricted common stock, if they are not anti-dilutive. See Note 9 for earnings per common share computations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and we adopted the provisions of FIN 48 on January 1, 2007. We did not have any unrecognized tax benefits or expenses and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. We are subject to federal, state and local tax examinations for all periods since the inception of Sunset in 2003. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48 and through the year ended December 31, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The adoption of SFAS No. 157 will impact our approach to fair valuing derivative instruments and certain liabilities. See further discussion below on the impact of adopting SFAS No. 159.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and will become effective for the Company on January 1, 2008. The Company anticipates that the adoption of SFAS No. 159 will allow the Company to recognize in its consolidated income statement the changes in the fair value of CDO notes payable that finance our investments in MBS, TruPS and subordinated debentures. Upon the adoption of SFAS No. 159 we expect to recognize an increase to opening retained earnings as of January 1, 2008 of approximately $2.7 billion.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

NOTE 3: INVESTMENTS IN SECURITIES

The following table summarizes the Company’s investments in available-for-sale debt securities:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Weighted- Average Years to Maturity
	(dollars in thousands)
December 31, 2007:
TruPS and subordinated debentures	$4,802,113	$46,604	$(1,056,196)	$3,792,521	6.7%	28.4
MBS	2,646,588	2,078	(556,249)	2,092,417	5.5%	6.2
Other CDO investments	3,712	—	—	3,712	—	8.3

Total	$7,452,413	$48,682	$(1,612,445)	$5,888,650	6.1%	18.3

December 31, 2006:
TruPS and subordinated debentures	$3,048,881	$5,519	$(21,560)	$3,032,840	7.2%	29.5
MBS	3,736,358	7,635	(7,358)	3,736,635	5.7%	9.5
Other CDO investments	1,820	—	—	1,820	—	7.9

Total	$6,787,059	$13,154	$(28,918)	$6,771,295	6.4%	18.5

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

The following table summarizes the Company’s investments in security-related receivables:

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted- Average Years to Maturity	Estimated Fair Value
	(dollars in thousands)
December 31, 2007:
Security-related receivables	$740,341	7.3%	27.5	$625,369

December 31, 2006:
TruPS and subordinated debenture receivables	$706,332	7.7%	28.5	$703,454
MBS security-related receivables	463,878	5.8%	6.0	461,730

Total security-related receivables	$1,170,210	6.9%	19.6	$1,165,184

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

The following table shows the fair value and gross unrealized losses of MBS securities in which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the following dates:

	Less than 12 Months			12 Months or Greater			Total
	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
December 31, 2007:
MBS	261	$1,100,470	$(245,714)	193	$542,622	$(310,535)	454	$1,643,092	$(556,249)

December 31, 2006:
MBS	285	$1,586,860	$(7,358)	—	—	—	285	$1,586,860	$(7,358)

The unrealized losses as of December 31, 2007 and 2006, respectively, were not deemed to be other-than-temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, review of the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility and illiquidity in the market, discounted cash flow analysis performed by the Company and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity. The Company determined that these unrealized losses resulted from volatility in interest rates, widening of credit spreads and other qualitative factors relating to macro-credit conditions primarily resulting from the downturn in the residential mortgage market and its impact in the market as a whole. Additionally, as of December 31, 2007 management determined that the subordination levels below our MBS investments adequately protect our ability to recover our unrealized losses on the investments, and that our estimates of anticipated future cash flows from such MBS investments have not been adversely impacted by the deterioration in the credit worthiness of the specific MBS issuers.

As of December 31, 2007 the Company has recorded $924.1 million of unrealized losses on its available-for-sale TruPS portfolio in accumulated other comprehensive loss. As of December 31, 2007, our TruPS portfolio has been in an unrealized loss position for less than 12 months. The Company determined that these unrealized losses resulted from widening of credit spreads, volatility in interest rates, and other qualitative factors relating to macro-credit conditions. The unrealized losses as of December 31, 2007 were not deemed to be other-than-temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, review of the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility and illiquidity in the market, discounted cash flow analysis performed by the Company and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity.

During the year ended December 31, 2007, the Company recorded other-than-temporary impairments of $1.3 billion in its MBS portfolio. Additionally, during the year ended December 31, 2007 the Company recorded $41.4 million of impairments on other non-consolidated CDO investments. As of December 31, 2007, the Company had investments in other non-consolidated CDO investments with a fair value of $3.7 million, which is net of the $41.4 million of impairments mentioned above. The Company recorded other-than-temporary impairments on its MBS and other CDO investments primarily because of significant increases in the estimated cumulative default rates of the underlying collateral of the respective investments, which resulted in significant decreases to the Company’s estimates of the future cash flows of the respective investments. During the year ended December 31, 2007, the Company also recorded $18.1 million of other-than-temporary impairment of certain assets underlying its TruPS portfolio. The other-than-temporary impairments relate to two banks that deferred on their interest payments during the period. Although the TruPS allow for deferral of interest, the Company recorded other-than-temporary impairments due to the deterioration of the banks’ financial condition. Other-than-temporary impairments are recorded within impairment on investments in the consolidated statement of income (loss).

During the year ended December 31, 2007, the $554.2 million of unrealized losses on MBS and the $1.3 billion of other-than-temporary impairments on MBS included $1.2 billion of other-than-temporary impairments and $554.2 million of unrealized losses in excess of our $120 million maximum exposure to these investments. Our maximum loss from investments in MBS is limited to the $120 million that the Company invested into the four Kleros Real Estate CDOs. The CDOs are governed by legal indentures that provide the Company with no rights to the MBS assets and provide the CDO noteholders with no recourse to the Company. The four Kleros Real Estate CDOs are consolidated in accordance with FIN 46R, which requires that the Company record the financial position and results of operations of the CDOs in its consolidated financial statements, without consideration that the Company’s maximum economic exposure to loss is $120 million.

The following table summarizes ratings of our available-for-sale MBS investments (categorized based on fair value as of December 31, 2007 as rated by Standard & Poor’s (“S&P) as of February 2008):

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second- Lien per Rating Category	% of Second- Lien per Rating Category
	(dollars in thousands)
AAA	$772,424	36.9%	$9,456	2.1%	$—	0.0%
AA+	371,531	17.8%	86,655	19.5%	600	1.9%
AA	323,075	15.4%	50,413	11.4%	888	2.8%
AA–	103,881	5.0%	44,304	10.0%	121	0.4%
A+	86,230	4.1%	26,210	5.9%	2,883	9.2%
A	65,704	3.1%	30,463	6.9%	—	0.0%
A–	20,748	1.0%	2,557	0.6%	766	2.4%
BBB+	16,805	0.8%	9,480	2.1%	119	0.4%
BBB	40,626	1.9%	14,116	3.2%	2,516	8.0%
BBB–	3,429	0.2%	—	0.0%	3,429	11.0%
BB+ and below	287,964	13.8%	170,464	38.3%	19,968	63.9%

Total	$2,092,417	100.0%	$444,118	100.0%	$31,290	100.0%

(1)	We generally consider a loan to a borrower with a FICO score of less than 625 to be a subprime loan.

Proceeds from the sales of available-for-sale MBS were $998.6 million and $43 million for the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006, respectively. The Company utilized a significant portion of the proceeds to pay down short-term financing related to these MBS during the year ended December 31, 2007. Included within loss on the sale of assets in the consolidated statements of income (loss) are gross realized losses of $13.6 million and $1.1 million during the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006, respectively. For purposes of determining realized losses, the cost of securities sold is based on specific identification.

Substantially all of the Company’s investments in TruPS, subordinated debentures and MBS collateralize debt issued through CDO entities, consolidated Trust VIEs, or warehouse credit facilities. The assets of the Company’s consolidated CDOs collateralize the debt of such entities and are not available to the Company’s general creditors. Similarly, the debt of such entities is not recourse to the Company.

NOTE 4: LOANS

The Company’s investments in residential and commercial mortgages and leveraged loans are accounted for at amortized cost. The following table summarizes the Company’s investments in residential and commercial mortgages and leveraged loans:

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Carrying Amount	Number of Loans	Weighted- Average Interest Rate	Weighted- Average Contractual Maturity Date
	(dollars in thousands)
December 31, 2007:
5/1 Adjustable rate residential mortgages	$705,442	$6,706	$712,148	1,684	6.4%	July 2036
7/1 Adjustable rate residential mortgages	251,095	3,575	254,670	571	6.6%	Dec 2036
10/1 Adjustable rate residential mortgages	79,030	1,347	80,377	207	6.8%	Sept 2036
Commercial loan (1)	7,332	—	7,332	1	21.0%	Jan 2006
Leveraged loans	838,300	(1,347)	836,953	388	8.7%	Feb 2013

Total	$1,881,199	$10,281	$1,891,480	2,851	7.4%

December 31, 2006:
3/1 Adjustable rate residential mortgages	$2,948	$(69)	$2,879	7	6.5%	July 2033
5/1 Adjustable rate residential mortgages	1,155,552	9,924	1,165,478	2,636	6.2%	July 2036
7/1 Adjustable rate residential mortgages	502,416	3,417	505,831	1,079	6.2%	June 2036
10/1 Adjustable rate residential mortgages	97,355	1,604	98,959	239	6.8%	Sept 2036
Commercial loan (1)	9,500	—	9,500	1	21.0%	Jan 2006
Leveraged loans	314,477	(400)	314,077	135	9.0%	June 2012

Total	$2,082,248	$14,476	$2,096,724	4,097	6.7%

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

The estimated fair value of the Company’s residential mortgages was $1.0 billion and $1.8 billion as of December 31, 2007 and 2006, respectively. The estimated fair value of the Company’s leveraged loans was $798.9 million and $312.5 million as of December 31, 2007 and 2006, respectively.

The Company maintains an allowance for loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, which considers historical and industry loss experience, economic conditions and trends, estimated fair values and the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). As of December 31, 2007 and 2006, the Company maintained an allowance for loan losses of $18.1 million and $2.1 million, respectively.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
December 31, 2007:
30 to 59 days	66	$26,888
60 to 89 days	29	11,664
90 days or more	70	28,875

Total	165	$67,427

December 31, 2006:
30 to 59 days	—	$—
60 to 89 days	—	—
90 days or more	4	1,747

Total	4	$1,747

As of December 31, 2007, the Company had 70 loans that were either greater than 90 days past due or in foreclosure and placed on non-accrual status. During the year ended December 31, 2007, the Company did not recognize approximately $0.5 million of interest income for loans that were either in non-accrual status or classified as REO.

During the year ended December 31, 2007, the Company foreclosed on 23 residential mortgage loans with a fair value of $9.3 million which is classified as real estate owned (REO) and $2.0 million of property foreclosed in connection with our outstanding commercial loan. The Company records REO property at fair value within other assets in its consolidated balance sheet. During the year ended December 31, 2007, the Company recorded a charge-off of $2.9 million as a result of foreclosing on these properties.

During the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006, the Company sold approximately $516.2 million and $86.7 million of adjustable rate residential mortgages at realized losses of $2.0 million and $0.9 million, respectively. In connection with the sale of the assets and repayment of related financings, the Company terminated a portion of certain interest rate swap contracts and recorded realized gains of $3.5 million and $0.9 million in earnings, respectively.

As of December 31, 2007 and 2006, approximately $1.0 billion and $1.7 billion, respectively, of the carrying value of the Company’s residential mortgages was pledged as collateral for securitized mortgage debt. In addition, substantially all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CLO notes payable.

As of December 31, 2007 and 2006, 46.5% and 45.8%, respectively, of the carrying value of the Company’s investment in residential mortgages was concentrated in residential mortgages collateralized by property in California.

NOTE 5: INDEBTEDNESS

The following table summarizes the Company’s total indebtedness (includes recourse and non-recourse indebtedness):

Description	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Weighted- Average Contractual Maturity	Estimated Fair Value
	(dollars in thousands)
December 31, 2007:
Non-recourse indebtedness:
Trust preferred obligations	$382,600	5.9% to 9.0%	6.7%	July 2035	$300,296
Securitized mortgage debt	959,558	5.0% to 6.0%	5.7%	March 2017	958,643
CDO notes payable (1)	9,409,027	5.1% to 6.1%	5.6%	March 2040	6,522,197
Warehouse credit facilities	155,984	5.1% to 5.3%	5.2%	March 2008	154,331

Total non-recourse indebtedness	$10,907,169

Recourse indebtedness:
Junior subordinated debentures	$49,614	9.4%	9.4%	August 2036	$37,211
Contingent convertible debt	140,000	7.6%	7.6%	May 2027	96,250

Total recourse indebtedness	$189,614

Total indebtedness	$11,096,783

December 31, 2006:
Non-recourse indebtedness:
Repurchase agreements	3,024,269	5.4% to 5.9%	5.7%	Jan 2007	3,024,269
Trust preferred obligations	$273,097	5.8% to 11.1%	7.5%	July 2036	$273,124
CDO notes payable (1)	6,496,748	5.5% to 6.1%	5.8%	July 2040	6,496,803
Warehouse credit facilities	167,158	5.9% to 15.4%	7.7%	May 2007	167,158

Total non-recourse indebtedness	$9,961,272

Recourse indebtedness:
Junior subordinated debentures	$20,619	9.5%	9.5%	March 2035	$20,619

Total recourse indebtedness	$20,619

Total indebtedness	$9,981,891

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation.

Recourse indebtedness refers to indebtedness that is recourse to the general assets of the Company. As indicated in the table above, the Company’s consolidated financial statements include recourse indebtedness of $189.6 million and $20.6 million, respectively, as of December 31, 2007 and 2006. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs, CLOs and other securitization vehicles) which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to the general credit of the Company. As of December 31, 2007, the Company’s maximum exposure to economic loss as a result of its involvement with each VIE is the $580.8 million of capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

(a) Repurchase agreements

As December 31, 2007, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

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

(c) CDO notes payable

CDO notes payable represent notes payable issued by CDO entities used to finance the acquisition of TruPS, MBS, and leveraged loans. Substantially all of the TruPS collateralizing CDO notes payable are obligations of banks, bank holding companies and insurance companies. The obligors under the leveraged loans come from a variety of industries. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. The following summarizes CDO notes payable transactions during the year ended December 31, 2007:

TruPS CDO notes payable

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

The CDO notes payable issued by Alesco Preferred Funding XVII, Ltd. consist of four classes of notes bearing interest at spreads over 90-day LIBOR ranging from 90 to 275 basis points. One class of the fixed-rate notes bears interest at a fixed rate for an initial period of five years and a floating rate for the remaining period based on 90-day LIBOR plus 150 basis points.

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

The Issuing Entity is a VIE pursuant to FIN 46R and the Company is the primary beneficiary due to its one-hundred percent ownership interest in the subordinated notes of the Issuing Entity (the issuing entity is not a qualifying special purpose entity). The Issuing Entity is included within the consolidated financial statements of the Company.

(e) Warehouse Credit Facilities

As of December 31, 2007, the Company’s consolidated financial statements included $156 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to on-balance sheet warehouse facilities typically entered into by a subsidiary of the Company that are utilized to finance the acquisition of TruPS and leveraged loans on a short-term basis until CDO notes payable are issued to finance the investments on a longer-term basis. The Company’s maximum economic exposure to loss on these warehouse credit facilities is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangements. As of December 31, 2007, the Company has invested $20 million of capital in these financing arrangements, which relate to two leverage loan facilities. On February 22, 2008, the Company refinanced both of the leverage loan facilities described above into one facility that matures in May 2009. The new facility provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate. The terms of the refinanced facility require the Company to invest an additional $20 million, bringing the Company’s total first-loss deposit to approximately $40 million.

During the year ended December 31, 2007, the Company recognized a $2.7 million impairment of a first-loss warehouse deposit that was held by a consolidated VIE. The first-loss deposit related to a TruPS warehouse arrangement that the Company entered into during the first quarter of 2007. The Company contributed the first-loss deposit amount to a special purpose entity or VIE that in turn pledged the cash to an investment bank in connection with the warehouse arrangement. The VIE received notice that on September 29, 2007 it was in default on the terms of the warehouse arrangement and that the VIE and the Company no longer had decision making rights with respect to the exit strategy of the assets accumulated in the warehouse. The stated maturity date of the warehouse agreement was September 29, 2007. As of September 29, 2007, the Company deconsolidated this VIE from its consolidated financial statements because the Company is no longer the primary beneficiary of the VIE. The Company accounted for the deconsolidation of the VIE as a sale of the net assets of the entity and recorded a $10.3 million gain on disposition of a consolidated investment. Additionally, upon determining that the deconsolidation of the assets of the VIE will be accounted for as a sale, the Company recognized an $11.2 million realized loss on the disposition of TruPS assets included in the VIE. The net cash and economic impact of this transaction was the loss of $2.7 million, which includes the first-loss deposit and accrued but unpaid interest.

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

On October 6, 2006, the Company acquired 100% of a statutory business trust, Sunset Financial Statutory Trust I. The trust issued $20 million of trust preferred securities on March 15, 2005. The assets of the trust consist of $20.6 million of junior subordinated debentures issued by the Company, due March 30, 2035. The trust preferred securities and the subordinated notes bear interest at 90-day LIBOR plus 415 basis points, payable quarterly in arrears, and generally may not be redeemed prior to March 30, 2010. The trust has no operations or assets separate from its investment in the junior subordinated debentures.

The Trusts described above are VIEs pursuant to FIN 46R because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because the Company’s investment in the Trusts’ common securities were financed directly by the Trusts as a result of their loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to FIN 46R, and the Company is not the primary beneficiary of the Trusts. The Trusts are not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trusts as a liability, and the investment in the Trusts’ common securities as an asset.

The table below summarizes the Company’s contractual obligations (excluding interest) under borrowing agreements as of December 31, 2007 (amounts in thousands):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-recourse obligations:
Trust preferred obligations	$382,600	$—	$—	$—	$382,600
Securitized mortgage debt	959,558	—	—	—	959,558
CDO notes payable	9,409,027	—	—	—	9,409,027
Warehouse credit facilities	155,984	155,984	—	—	—
Commitments to purchase securities and loans (a)	107,221	107,221	—	—	—

Total non-recourse obligations	11,014,390	263,205	—	—	10,751,185
Recourse:
Junior subordinated notes	49,614	—	—	—	49,614
Contingent convertible debt	140,000	—	—	—	140,000

Total recourse obligations	189,614	—	—	—	189,614

Total	$11,204,004	$263,205	$—	$—	$10,940,799

(a)	Amounts reflect our consolidated CDOs’ requirement to purchase additional collateral in order to complete the ramp-up collateral balances. Of this amount, $47.6 million has been advanced through CDO notes payable and is included in our restricted cash on our consolidated balance sheet as of December 31, 2007.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the Company’s derivative instruments (amounts in thousands):

	As of December 31, 2007		As of December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate swaps	$1,989,109	$(122,921)	$3,167,126	$(27,266)
Basis swaps	385,000	(395)	350,000	(139)
Credit default swaps	95,920	67,030	—	—

Net fair value	$2,470,029	$(56,286)	$3,517,126	$(27,405)

The following table summarizes by derivative instrument type the effect on income for the following periods (amounts in thousands):

	For the year ended December 31, 2007		For the period from January 31, 2006 to December 31, 2006
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)
Interest rate swaps	$1,988	$(6,285)	$7,700	$1,514
Basis swaps	—	609	—	139
Free-standing derivative	—	106	—	2,127
Credit default swaps	—	84,279	—	—

Net realized and unrealized gains (losses) on derivatives	$1,988	$78,709	$7,700	$3,780

Cash Flow Hedges

The Company has entered into various interest rate swap contracts to hedge interest rate exposure relating to CDO notes payable and warehouse credit facilities that are used to finance investments in our target asset classes.

Generally, the Company designates interest rate swap contracts as cash flow hedges at inception and determines at each reporting period whether or not the interest rate swap contracts are highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Certain of the Company’s interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts were not designated as hedges was recorded as an unrealized gain (loss) on interest rate swap contracts in the consolidated statements of income (loss).

As of December 31, 2007, the maximum length of time over which the Company was hedging its exposure to the variability of future cash flows for forecasted transactions is approximately 10 years. Based on amounts included in the accumulated other comprehensive loss as of December 31, 2007 from designated interest rate swaps, the Company expects to recognize a decrease of $3.6 million in interest expense over the next twelve months.

Credit Default Swaps

As of December 31, 2007, the Company had $95.9 million notional amount of credit default swap (“CDS”) contracts that are referenced to certain MBS and CDOs that are trading in the public markets. The risk management objective of the CDS contracts is to attempt to offset losses on our MBS portfolio. Under the terms of the CDS, the Company agrees to make periodic payments, usually ratably over the CDS term, in exchange for the agreement by the counterparty to generally pay an agreed upon value for a debt instrument of a specified issuer, should a pre-defined credit event occur relating to the reference obligation during the CDS term. The Company records both realized and unrealized changes in fair value on the CDS contracts within net realized and unrealized gains on credit default swaps in the consolidated statements of income (loss).

Free-Standing Derivatives

The Company may maintain off-balance sheet arrangements with investment banks that allow for short term financing of collateral prior to financing the collateral through a long term CDO transaction. Prior to the completion of certain CDO securitizations, investments are acquired by the warehouse providers in accordance with the terms of the warehouse facilities. Pursuant to the terms of the warehouse agreements, the Company receives the difference between the interest earned on the investments under the warehouse facilities and the interest charged by the warehouse facilities from the dates on which the respective securities are acquired. Under the warehouse agreements, the Company is required to deposit cash collateral with the warehouse provider and as a result, the Company typically bears the first dollar risk of loss, up to the Company’s warehouse deposit, if (i) an investment funded through the warehouse facility becomes impaired or (ii) a CDO is not completed by the end of the warehouse period, and in either case, if the warehouse facility is required to liquidate the securities at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to the Company. The terms of the warehouse facilities have historically ranged from three to twelve months. These arrangements are deemed to be derivative financial instruments and are recorded by the Company at fair value each accounting period with the change in fair value recorded in earnings.

During the year ended December 31, 2007, the Company recognized a $1.8 million loss on an off-balance sheet warehouse facility. The loss was due to the decline in fair value of the TruPS assets accumulated on the warehouse facility and the amount represented one-hundred percent of the Company’s first loss deposit and accrued but not paid earnings on the warehouse arrangement. The warehouse arrangement was with a third-party investment bank and there were $67.4 million of assets on the warehouse as of December 31, 2007. As of December 31, 2007, assets were no longer being accumulated in this facility, however the Company is working with the counterparty on the ultimate disposition of the assets. The Company’s maximum loss exposure is $1.8 million. The change in fair value is recorded within gain (loss) on free-standing derivatives on the consolidated statement of income (loss).

NOTE 7: MINORITY INTERESTS

Minority interests represents the interests of third-party investors in the CDO entities consolidated by the Company. The following summarizes the Company’s minority interest activity for the year ended December 31, 2007, and the period from January 31, 2006 through December 31, 2006, respectively:

	For the Year Ended December 31, 2007	For the period from January 31, 2006 Through December 31, 2006
Beginning balance	$98,598	$—
Minority investments	23,145	122,737
Minority interests share of income	19,734	7,625
AOCI allocation	(87,306)	(8,740)
Acquisition of additional CDO investment	(12,878)	(16,666)
Distributions	(21,750)	(6,358)

Ending balance	$19,543	$98,598

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

NOTE 8: STOCK-BASED COMPENSATION

The Company has adopted an equity incentive plan (the “2006 Equity Incentive Plan”) that provides for the grant of stock options, restricted common stock, stock appreciation rights, and other share-based awards. Share-based awards may be granted to the Manager, Cohen, directors, officers and any key employees of the Manager or Cohen and to any other individual or entity performing services for the Company. The 2006 Equity Incentive Plan is administered by the compensation committee of the Company’s board of directors.

The following table summarizes restricted common stock activity during the following periods:

	Officers and Key Employees	Directors	Total
Unvested shares as of January 31, 2006	—	—	—
Issued	382,066	37,800	419,866
Vested	—	—	—
Forfeited	(226,409)	—	(226,409)

Unvested shares as of December 31, 2006	155,657	37,800	193,457
Issued	1,404,960	52,500	1,457,460
Vested	(388,733)	(33,950)	(422,683)
Forfeited	—	—	—

Unvested shares as of December 31, 2007	1,171,884	56,350	1,228,234

The shares of restricted common stock granted to the Directors were valued using the fair market value at the time of grant, which was $9.52 and $7.94 per share, for the shares of restricted common stock granted in 2007 and 2006, respectively. Pursuant to EITF 96-18, the Company is required to value any earned and unvested shares of restricted common stock granted to the officers and key employees of Cohen at the market price on each reporting date. The Company valued the unvested restricted common stock at $3.28 and $10.70 per share at December 31, 2007 and December 31, 2006, respectively.

Stock-based compensation expense relating to awards to directors was $203 thousand and $94 thousand during the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006, respectively. Stock-based compensation expense relating to awards to officers and key employees of the Manager and Cohen during the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006 was $1.8 million and $757 thousand, respectively. There was $4.1 million and $1.1 million of total unrecognized compensation costs related to unvested restricted common stock granted as of December 31, 2007 and 2006, respectively. The restricted common stock awards typically vest quarterly on a straight-line basis over a three-year term, assuming the recipient is continuing in service to the Company at such date.

NOTE 9: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the following periods (dollars in thousands, except per share data):

	For the Year Ended December 31, 2007	For the period from January 31, 2006 through December 31, 2006
Net income (loss)	$(1,261,320)	$22,031

Weighted-average common shares outstanding—Basic	56,098,672	14,924,342
Unvested restricted common shares under the treasury stock method	—	—

Weighted-average shares outstanding—Diluted	56,098,672	14,924,342

Earnings (loss) per share—Basic	$(22.48)	$1.48

Earnings (loss) per share—Diluted	$(22.48)	$1.48

Anti-dilutive shares	828,639	30,507

Shares of vested restricted common stock are included in basic weighted-average common shares and shares of unvested restricted common stock are included in the diluted weighted-average shares under the treasury stock method, unless anti-dilutive.

NOTE 10: MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

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

The Management Agreement provides, among other things, that in exchange for managing the day-to-day operations and administering the business activities of the Company, the Manager is entitled to receive from the Company certain fees and reimbursements, consisting of a base management fee, an incentive fee based on certain performance criteria, reimbursement for certain operating expenses as defined in the Management Agreement, and a termination fee if the Company decides to terminate the Management Agreement without cause or if the Manager terminates the Management Agreement due to the Company’s default. The base management fee and the incentive fee otherwise payable by the Company to the Manager pursuant to the Management Agreement are reduced by the Company’s proportionate share of the amount of any CDO and CLO collateral management fees that are paid to Cohen and its affiliates in connection with the CDOs and CLOs in which the Company invests, based on the percentage of equity it holds in such CDOs and CLOs.

During the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006, the Company incurred base and incentive management fees, net of asset management fee credits of $0 and $0.8 million respectively. The Company recognized stock-based compensation expense of $1.8 million and $0.8 million related to restricted common stock granted to the officers of the Company and key employees of the Manager and Cohen during the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006, respectively.

During the year ended December 31, 2007 and the period from January 31, 2006 through December 31, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $15.5 million and $4.4 million, respectively. During the same periods, Cohen earned origination, structuring and placement fees of $19.3 million and $34 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen received $13.3 million and $10.5 million, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

Base management fees and incentive fees incurred, stock-based compensation expense relating to shares of restricted common stock granted to the Manager, and collateral management fees paid to Cohen are included in related party management compensation on the consolidated statements of income (loss). Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of income (loss) non-investment expense category based on the nature of the expense.

During the year ended December 31, 2007, the Company entered into a warehouse risk-sharing agreement with a third party investment bank for short term investment purposes. The warehouse risk-sharing agreement terminated during the period as a result of the transfer of accumulated warehoused ABS to a CDO that was structured by Cohen and its affiliates. The Company did not purchase an interest in the CDO transaction, although in consideration of the benefits that Cohen and its affiliates received upon the closing of the ABS CDO, Cohen paid a one-time capital commitment fee of $1.2 million to the Company for its services as first loss provider during the warehouse period.

During the year ended December 31, 2007, the Company entered into an agreement with Cohen that provided the Company with a guaranteed minimum return on its investment in an on-balance sheet TruPS warehouse facility. The agreement ensures that the Company earns a return on investment that is commensurate with the returns that the Company historically earned on off-balance sheet warehousing arrangements. Cohen received certain benefits from the on-balance sheet warehousing structure upon the closing of a CDO transaction. During the year ended December 31, 2007, the Company earned $4.5 million in accordance with the terms of the arrangement and recorded the amount in net investment income. The agreement expired on December 4, 2007.

NOTE 11: INCOME TAXES

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

The components of the provision for income taxes as it relates to the Company’s taxable income are as follows:

	For the Year Ended December 31, 2007	Period from January 31, 2006 Through December 31, 2006
	(In thousands)
Current income tax provision (benefit):
Federal	$3,599	$659
State	(18)	163

Total current provision	3,581	822

Deferred income tax benefit:
Federal	(1,253)	(48)
State	—	(8)

Total deferred benefit	(1,253)	(56)

Total provision	$2,328	$766

A reconciliation of statutory income tax provision (benefit) to the effective income tax provision (benefit) is as follows:

	Year ended December 31,
	2007		2006
	Tax	Rate	Tax	Rate
	(In thousands)		(In thousands)
Pretax income (loss) at statutory income tax rate	$(440,647)	35.00%	$7,979	35.00%
Non-taxable loss (income) at statutory income tax rate	442,993	(35.19)%	(7,368)	(32.32)%
State & local taxes, net of federal provision	(18)	0.00%	155	0.68%

Total income tax provision	$2,328	(0.19)%	$766	3.36%

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in the Company’s income on a current basis, whether or not distributed. Upon distribution of any previously included income to the Company, no incremental U.S. federal, state, or local income taxes would be payable by the Company. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities during the year ended December 31, 2007 or for the period from January 31, 2006 through December 31, 2006.

The components of the deferred tax assets and liabilities as of December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006
	(In thousands)
Deferred tax assets:
Provision for loan losses	$194	$—
Net operating loss carryforward	1,115	—
Other	—	56

Gross deferred tax asset	1,309	56
Valuation allowance	—	56

Net deferred tax asset	$1,309	$56

The Company’s net operating loss carryforwards expire in the tax year ending December 31, 2027. The Company has generated capital loss carryforwards of approximately $40,219, of which $1,100, $22,900 and 16,219 expire in the tax years ending December 31, 2010, 2011 and 2012, respectively. There has been no tax benefit recorded as of December 31, 2007 on the capital loss carryforwards as management does not believe it is more likely than not that such a benefit would be realized.

NOTE 12: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

The leveraged loan CLO vehicles consolidated by the Company are committed to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the CDO vehicle to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of December 31, 2007 and 2006, the consolidated CLO vehicles had committed to participate in funding approximately $5.0 million and $6.3 million of leveraged loans, respectively. The CLO vehicles will use amounts currently included in restricted cash to fund these purchases.

As of December 31, 2007 and 2006, the consolidated CDO entities have requirements to purchase $107.2 million and $413.4 million of additional collateral assets, respectively, in order to complete the accumulation of the required amount of collateral assets. Of this amount, $47.6 million and $315.1 million has already been advanced to consolidated CDOs through CDO notes payable and is included within restricted cash on the consolidated balance sheet as of December 31, 2007 and December 31, 2006, respectively.

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

During the year ended December 31, 2007, the Company received $1.2 million of settlements relating to litigation that had been commenced by Sunset prior to the Company’s acquisition of Sunset. The litigation is related to commercial loans that were originated by Sunset.

NOTE 13: SUBSEQUENT EVENTS

During February 2008, the Company received written notice from the trustee of Kleros Real Estate III CDO that the CDO has experienced an event of default. The event of default resulted from the failure of certain additional overcollateralization tests due to recent credit rating agency downgrades. The event of default provides the most senior debtholder in the CDO with the option to liquidate all of the MBS assets collateralizing the CDO. In the event that liquidation occurs, our REIT qualifying assets will be significantly reduced and our qualifying income for purposes of the 75% and 95% REIT income tests will be significantly reduced. Our inability to generate sufficient amounts of qualifying income may cause us to utilize our available cash to acquire other assets that qualify as real estate or it may limit our ability to qualify as a REIT.

NOTE 14: QUARTERLY FINANCIAL DATA

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations:

	For the Three Months Ended
	Mar 31 (Unaudited)	June 30 (Unaudited)	September 30 (Unaudited)	December 31 (Unaudited)
2007:
Net investment income	$16,840	$18,915	$21,800	$26,048
Net income (loss)	$11,778	$(47,217)	$(496,604)	$(729,277)
Total earnings (loss) per share—Basic	$0.22	$(0.86)	$(8.36)	$(12.31)
Total earnings (loss) per share—Diluted	$0.21	$(0.86)	$(8.36)	$(12.31)

	For the Three Months Ended
	For the period from Jan 31 through Mar 31	June 30 (Unaudited)	September 30 (Unaudited)	December 31 (Unaudited)
2006:
Net investment income	$1,381	$5,958	$8,582	$9,633
Net income	$5,347	$9,823	$3,280	$3,581
Total earnings per share—Basic	$0.39	$0.70	$0.23	$0.13
Total earnings per share—Diluted	$0.39	$0.70	$0.23	$0.13

Alesco Financial Inc.

Schedule II

Valuation and Qualifying Accounts

For the year ended December 31, 2007

(dollars in thousands)

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
For the year ended December 31, 2007	$2,130	$16,218	$(268)	$18,080

Alesco Financial Inc.

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2007

(dollars in thousands)

(1)	Summary of Residential Mortgage Loans on Real Estate:

Description of mortgages
Residential mortgages (c)	Number of Loans	Interest Rate		Maturity Date		Original Principal		Carrying Amount of
		Lowest	Highest	Lowest	Highest	Lowest	Highest	Mortgages (a)
5/1 Adjustable Rate
2-4 Family	38	4.1%	7.4%	6/1/2035	11/1/2036	$28	$1,500	$16,448
Condominium	240	3.5%	7.8%	2/1/2035	9/1/2046	86	1,702	84,740
PUD	449	4.3%	8.0%	4/1/2035	10/1/2046	79	2,860	182,600
Single Family	957	4.0%	8.5%	7/1/2033	11/1/2046	59	2,840	428,360

Subtotal	1,684							$712,148

7/1 Adjustable Rate
2-4 Family	30	6.0%	7.9%	7/1/2036	10/1/2046	$166	$1,500	$14,073
Condominium	80	5.4%	7.8%	3/1/2036	11/1/2036	94	759	23,393
PUD	107	5.4%	7.9%	2/1/2036	11/1/2046	62	1,480	51,685
Single Family	354	5.0%	7.9%	2/1/2036	10/1/2046	90	1,872	165,519

Subtotal	571							$254,670

10/1 Adjustable Rate
2-4 Family	26	6.5%	7.3%	9/1/2036	10/1/2036	$100	$932	$11,207
Condominium	54	5.9%	7.5%	9/1/2036	11/1/2036	67	1,000	15,939
PUD	2	6.5%	7.0%	9/1/2036	9/1/2036	129	154	288
Single Family	125	5.8%	7.6%	7/1/2036	11/1/2036	51	1,950	52,943

Subtotal	207							$80,377

Total residential mortgages	2,462							$1,047,195

(a)	Reconciliation of carrying amount of residential mortgages:

For the twelve-months ended December 31, 2007
Balance, beginning of period	$1,773,147
Deductions during period:
Collections of principal	(192,950)
Net premium amortization	(6,384)
Transfer to REO	(12,126)
Sale of loans	(514,491)

Balance, end of period :	$1,047,195

(b)	Summary of Residential Mortgages by Geographic Location (dollars in thousands):

	Number of Loans	Minimum Coupon	Maximum Coupon	Minimum Carrying Amount	Maximum Carrying Amount	Total Carrying Amount
CA	961	3.5%	7.9%	$77	$2,876	$485,936
FL	200	4.4%	7.6%	85	2,893	78,074
AZ	190	4.3%	8.5%	79	1,513	58,320
NV	148	5.3%	7.9%	104	1,013	51,593
WA	148	4.8%	7.4%	114	1,038	50,920
VA	98	4.8%	7.9%	152	1,000	44,225
CO	85	4.0%	7.5%	68	1,964	32,237
OR	61	4.8%	7.5%	108	1,318	18,011
IL	57	4.6%	7.5%	78	1,382	20,554
MD	53	4.9%	7.1%	74	959	20,852
MN	41	4.4%	7.6%	110	754	12,007
NJ	38	4.1%	7.5%	102	1,551	20,679
NY	36	4.9%	7.3%	201	1,398	20,502
GA	33	4.4%	7.1%	94	1,011	11,524
UT	32	5.8%	7.8%	92	1,821	11,076
MA	30	4.6%	7.9%	175	991	15,475
NC	30	4.9%	7.4%	64	1,013	10,670
TX	25	4.6%	7.6%	28	1,011	7,898
ID	20	5.4%	7.3%	86	890	6,375
PA	18	5.9%	7.8%	111	1,534	7,593
SC	18	5.9%	7.0%	101	1,637	8,428
WI	17	4.9%	7.5%	108	603	3,761
MO	13	6.1%	7.3%	63	1,357	5,758
CT	12	4.8%	7.8%	129	1,893	6,213
HI	11	5.9%	7.1%	241	1,862	7,660
DC	9	5.0%	7.1%	150	1,517	4,740
MI	9	5.9%	7.9%	106	809	2,696
MT	7	4.8%	7.0%	159	991	3,000
AL	6	6.3%	7.3%	149	647	2,683
DE	6	5.1%	7.1%	228	634	2,896
NM	6	6.3%	7.1%	136	225	1,066
NE	5	6.0%	7.0%	126	270	940
OH	5	5.9%	6.9%	101	538	1,841
TN	4	6.3%	7.0%	74	788	1,240
IA	3	5.9%	6.3%	60	104	266
IN	3	5.9%	6.8%	97	421	757
KS	3	5.5%	6.9%	240	725	1,581
WV	3	4.6%	6.9%	292	336	926
KY	2	6.6%	6.9%	168	491	659
NH	2	6.5%	7.0%	445	521	966
OK	2	6.8%	6.8%	111	202	313
RI	2	5.4%	6.4%	275	445	720
SD	2	6.5%	7.4%	51	112	164
VT	2	6.1%	6.6%	645	1,046	1,692
WY	2	5.9%	6.9%	550	604	1,155
AR	1	7.3%	7.3%	128	128	128
ME	1	7.8%	7.8%	167	167	167
MS	1	6.4%	6.4%	159	159	159
ND	1	6.9%	6.9%	99	99	99

Grand Total	2,462					1,047,195

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALESCO FINANCIAL INC

/s/ JAMES J. MCENTEE, III
James J. McEntee, III
Chief Executive Officer and President

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RODNEY E. BENNETT Rodney E. Bennett	Director	March 12, 2008

/S/ CHRISTIAN M. CARR Christian M. Carr	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2008

/S/ MARC CHAYETTE Marc Chayette	Director	March 12, 2008

/S/ DANIEL G. COHEN Daniel G. Cohen	Chairman, Director	March 12, 2008

/S/ THOMAS P. COSTELLO Thomas P. Costello	Director	March 12, 2008

/S/ G. STEVEN DAWSON G. Steven Dawson	Director	March 12, 2008

/S/ JACK HARABURDA Jack Haraburda	Director	March 12, 2008

/S/ JOHN J. LONGINO John J. Longino	Chief Financial Officer (Principal Financial Officer)	March 12, 2008

/S/ JAMES J. MCENTEE, III James J. McEntee, III	President, Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2008

/S/ LANCE ULLOM Lance Ullom	Director	March 12, 2008

/S/ CHARLES W. WOLCOTT Charles W. Wolcott	Director	March 12, 2008