Form 10-Q
period 2008-03-31
ALESCO FINANCIAL INC
filed 2008-05-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

As of May 8, 2008 there were 59,577,336 shares of common stock ($0.001 par value per share) of Alesco Financial Inc. outstanding.

ALESCO FINANCIAL INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

Alesco Financial Inc.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share information)

	As of March 31, 2008	As of December 31, 2007
Assets
Investments in debt securities and security-related receivables (including amounts at fair value of $5,719,662 and $5,888,650, respectively)	$5,719,662	$6,628,991
Investments in loans
Residential mortgages	1,007,522	1,047,195
Commercial mortgages	7,464	7,332
Leveraged loans	852,312	836,953
Loan loss reserve	(25,644)	(18,080)

Total investments in loans, net	1,841,654	1,873,400
Cash and cash equivalents	135,220	80,176
Restricted cash and warehouse deposits	87,781	95,476
Accrued interest receivable	41,800	49,806
Other assets	48,807	207,527

Total assets	$7,874,924	$8,935,376

Liabilities and stockholders’ equity (deficit)
Indebtedness
Trust preferred obligations (including amounts at fair value of $295,008 and $0, respectively)	$295,008	$382,600
Securitized mortgage debt	928,210	959,558
CDO notes payable (including amounts at fair value of $5,040,414 and $0, respectively)	5,705,744	9,409,027
Warehouse credit facilities	137,444	155,984
Recourse indebtedness	189,614	189,614

Total indebtedness	7,256,020	11,096,783
Accrued interest payable	40,652	54,380
Related party payable	2,755	2,800
Other liabilities	237,049	161,408

Total liabilities	7,536,476	11,315,371
Minority interests	80,368	19,543
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 60,548,032 and 60,548,032 issued and outstanding, including 1,092,065 and 1,228,234 unvested restricted share awards, respectively	60	59
Additional paid-in-capital	482,332	481,850
Accumulated other comprehensive loss	(65,284)	(1,545,464)
Accumulated deficit	(159,028)	(1,335,983)

Total stockholders’ equity (deficit)	258,080	(2,399,538)

Total liabilities and stockholders’ equity (deficit)	$7,874,924	$8,935,376

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except share and per share information)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Net investment income:
Investment interest income	$173,895	$161,318
Investment interest expense	(139,784)	(142,303)
Provision for loan losses	(7,564)	(2,174)

Net investment income	26,547	16,841

Expenses:
Related party management compensation	4,745	3,382
General and administrative	3,615	2,415

Total expenses	8,360	5,797

Income before interest and other income, minority interest and taxes	18,187	11,044

Interest and other income	1,494	6,023
Net change in fair value of debt securities and non-recourse indebtedness	202,858	—
Net change in fair value of derivative contracts	(82,863)	2,352
Credit default swap premiums	(1,335)	—
Impairments on investments and intangible assets	(8,557)	(3,674)
Net realized loss on sale of assets	(1,449)	—

Income before minority interest and benefit (provision) for income taxes	128,335	15,745
Minority interest	(43,875)	(3,570)

Income before benefit (provision) for income taxes	84,460	12,175
Benefit (provision) for income taxes	427	(397)

Net income	$84,887	$11,778

Earnings per share—basic:
Basic earnings per share	$1.43	$0.22

Weighted-average shares outstanding—Basic	59,374,630	54,756,387

Earnings per share—diluted:
Diluted earnings per share	$1.43	$0.21

Weighted-average shares outstanding—Diluted	59,374,630	55,130,321

Distributions declared per common share	$0.25	$0.30

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited and in thousands)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Net income	$84,887	$11,778
Other comprehensive income (loss):
Net change in the fair value of cash-flow hedges	2,583	(9,905)
Net change in the fair value of available-for-sale securities	—	13,510
Allocation to minority interests	(627)	(31,880)

Total other comprehensive income (loss)	1,956	(28,275)

Comprehensive income (loss)	$86,843	$(16,497)

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited and in thousands, except share information)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance, December 31, 2006	54,728,514	55	447,442	(14,628)	(4,067)	428,802
Net loss	—	—	—	—	(1,261,320)	(1,261,320)
Other comprehensive loss	—	—	—	(1,530,836)	—	(1,530,836)
Common stock issued, net	8,000,000	8	71,992	—	—	72,000
Common stock repurchase	(3,831,400)	(4)	(34,908)	—	—	(34,912)
Stock-based compensation expense	422,684	—	2,017	—	—	2,017
Purchase of minority interest preference shares	—	—	(4,693)	—	—	(4,693)
Dividends declared on common stock	—	—	—	—	(70,596)	(70,596)

Balance, December 31, 2007	59,319,798	$59	$481,850	$(1,545,464)	$(1,335,983)	$(2,399,538)
Net income	—	—	—	—	84,887	84,887
Cumulative effect of adjustment from adoption of SFAS No. 159	—	—	—	1,478,224	1,107,205	2,585,429
Other comprehensive income	—	—	—	1,956	—	1,956
Stock-based compensation expense	136,167	1	482	—	—	483
Dividends declared on common stock	—	—	—	—	(15,137)	(15,137)

Balance, March 31, 2008	59,455,965	$60	$482,332	$(65,284)	$(159,028)	$258,080

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Operating activities:
Net income	$84,887	$11,778
Adjustments to reconcile net income to cash flow from operating activities:
Minority interest	43,875	3,570
Provision for loan losses	7,564	2,174
Stock-based compensation expense	483	357
Net premium and discount amortization on investments and loans	(488)	639
Amortization of deferred financing costs	517	2,124
Amortization of discounts on indebtedness	272	(440)
Net change in fair value of derivative contracts	80,717	1,885
Net change in fair value of debt securities and non-recourse indebtedness	(202,858)	—
Impairments on other assets	8,557	3,674
Net realized loss on sale of assets	1,449	—
Changes in assets and liabilities:
Accrued interest receivable	8,006	4,427
Other assets	66,404	20,143
Accrued interest payable	(13,728)	695
Related party payable	(45)	(2,535)
Other liabilities	(2,107)	(3,429)

Net cash provided by operating activities	83,505	45,062
Investing activities:
Purchase of investments in debt securities and security-related receivables	(5,030)	(921,591)
Principal repayments from debt securities and security-related receivables	8,101	10,231
Purchase of loans	(83,155)	(249,592)
Principal repayments from loans	64,373	101,995
Proceeds from sale of loans	41,045	517,429
Proceeds from sale of debt securities and security-related receivables	910	950,214
(Increase) decrease in restricted cash and warehouse deposits	7,696	(208,466)

Net cash provided by investing activities	33,940	200,220
Financing activities:
Proceeds from repurchase agreements	—	180,053
Repayments of repurchase agreements	—	(2,067,599)
Proceeds from issuance of CDO notes payable	27,386	1,655,932
Repayments of CDO notes payable	(11,797)	(4,658)
Proceeds from issuance of trust preferred obligations	—	2,653
Proceeds from warehouse credit facilities	115,615	—
Repayments of warehouse credit facilities	(134,155)	(68,348)
Proceeds from other indebtedness	—	40,000
Repayments of securitized mortgage debt	(31,620)	—
Proceeds from cash flow hedges	—	6,356
Repayments of other derivative contracts	(2,628)	—
Proceeds from issuance of preference shares of CDOs	—	18,250
Distributions to minority interest holders in CDOs	(6,432)	(4,254)
Payments for deferred debt issuance costs	—	(25,740)
Distributions paid to common stockholders	(18,770)	(16,637)

Net cash used in financing activities	(62,401)	(283,992)

Net change in cash and cash equivalents	$55,044	$(38,710)
Cash and cash equivalents at the beginning of the period	80,176	51,821

Cash and cash equivalents at the end of the period	$135,220	$13,111

Supplemental cash flow information:
Cash paid for interest	$1,156	$21,938
Cash paid for taxes	2,800	1,314

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of March 31, 2008

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

The Company may also invest opportunistically from time to time in other types of investments within its manager’s and Cohen & Company’s (“Cohen & Company”) areas of expertise and experience, subject to maintaining its qualification as a REIT and an exemption from regulation under the Investment Company Act of 1940.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2007, included in our Annual Report on Form 10-K. See “Item 15—Exhibits and Financial Statement Schedules” included in our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

The Company has determined that certain special purpose trusts formed by third party issuers of TruPS to issue such securities are VIEs (“Trust VIEs”) and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary of the special purpose trust. In most instances, the Company is the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. The acquisition of TruPS issued by Trust VIEs may be initially financed directly by CDOs, through on-balance sheet warehouse facilities or through off-balance sheet warehouse facilities. Under the TruPS-related off-balance sheet warehouse agreements, the Company usually deposits cash collateral with an investment bank and bears the first dollar risk of loss, up to the Company’s collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes the Company to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by third party sponsors of the Trust VIEs in exchange for the TruPS proceeds and the common equity securities of the Trust VIE. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIE, are included in the Company’s consolidated financial statements and the related TruPS are eliminated. Pursuant to Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs to third party sponsors are recorded net of the common equity securities issued.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 also defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s estimates about what assumptions market participants would use in pricing the financial instrument developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1: Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Financial instruments utilizing Level 1 inputs generally include exchange-traded equity securities listed in active markets and most U.S. Government securities.

•

Level 2: Valuations based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Financial instruments utilizing Level 2 inputs generally include certain mortgage-backed securities, or MBS, and corporate debt securities and certain financial instruments classified as derivatives, including interest rate swap contracts and credit default swaps, where fair value is based on observable market inputs.

•

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Financial instruments utilizing Level 3 inputs generally include investments in TruPS and TruPS security-related receivables, certain MBS, and CDO notes payable.

Fair value of financial instruments is based on observable market prices or inputs or derived from such prices or inputs. When quoted market prices are not available because certain financial instruments do not actively trade in the public markets, fair value is based on internal valuation models.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new, whether the financial instrument is traded on an active exchange or in the secondary market, the current market conditions, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that management believes are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.

Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company does not require that fair value always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that results in the Company’s best estimate of fair value.

Fair value for certain of the Company’s Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. In accordance with SFAS No. 157, the impact of the Company’s own credit spreads are also considered when measuring the fair value of liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

Financial instruments that are generally classified in Level 3 of the fair value hierarchy primarily consist of investments in TruPS and TruPS security related receivables, certain MBS, and CDO notes payable. The valuation techniques used for those financial instruments classified in Level 3 are described below.

TruPS and TruPS Security Related Receivables: The fair value of investments in TruPS is estimated using internal valuation models. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of credit spreads and other market data, including estimates of comparable market credit spreads.

MBS: The fair value of investments in MBS is determined based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds.

CDO Notes Payable: The fair value of CDO notes payable liabilities is estimated using external price data (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. The Company elected to apply the fair value option for its investments in TruPS and TruPS security related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The Company has elected the fair value option for these instruments to enhance the transparency of its financial condition. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2008 due to the adoption of SFAS No. 159 was an increase to accumulated deficit of $1.1 billion. The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments were recorded as of January 1, 2008 (amounts in thousands):

Financial Instrument Description	Carrying Value at January 1, 2008 (Before Adoption of SFAS No. 159)	Transition Adjustment to Accumulated Deficit Increase/(Decrease)		Carrying Value at January 1, 2008 (After Adoption of SFAS No. 159)
Assets:
TruPS and subordinated debentures	$3,793,930	$(924,053	)(1)	$3,793,930
TruPS security-related receivables	740,342	(113,123)		627,219
MBS	2,091,007	(554,171	)(1)	2,091,007
Liabilities:
TruPS CDO notes payable	4,924,033	838,109	(2)	4,085,924
MBS CDO notes payable	3,852,837	1,804,175	(3)	2,048,662
TruPS obligations	382,600	79,005		303,595

Cumulative effect of the adoption		1,129,942
Minority interest allocation of cumulative adjustment		(22,737)

Cumulative effect of the adoption to accumulated deficit(4)		1,107,205
Adjustments related to other comprehensive income		1,478,224

Cumulative effect of the adoption to stockholders’ equity		$2,585,429

(1)	Prior to January 1, 2008, TruPS and subordinated debentures and MBS were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive loss to beginning accumulated deficit.
(2)	Includes write-off of deferred issuance costs of $76.9 million.
(3)	Includes write-off of deferred issuance costs of $21.0 million.
(4)	Amount includes $1.9 million of a deferred tax asset recorded upon adoption of SFAS No. 159.

Investments

The Company invests primarily in TruPS and MBS debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments is based on quoted market prices from independent pricing sources, or when quoted market prices are not available because certain securities do not actively trade in the public markets, from internal pricing models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions. Upon the sale of a security, the realized gain or loss is computed on a specific identification basis and is recorded as a component of earnings in the respective period.

Effective January 1, 2008, the Company classifies its investments in TruPS and MBS as trading securities (see “Fair Value of Financial Instruments”). These investments are carried at estimated fair value, with changes in fair value of these instruments reported in income. Unamortized premiums and discounts on trading securities that are highly rated are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinate tranches of MBS), unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. Actual prepayment and credit loss experience are reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Effective January 1, 2008, the Company accounts for its investments in subordinated debentures owned by Trust VIEs that the Company consolidates at fair value. These Trust VIEs have no ability to sell, pledge, transfer or otherwise encumber a company or the assets of a company until such subordinated debenture’s maturity. The Company accounts for investments in securities where the transfer meets the criteria as a secured financing under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) as secured loans at fair value. The Company’s investments in security-related receivables represent interests in securities that were transferred to CDO securitization entities by transferors that maintain some level of continuing involvement.

As it relates to available-for-sale securities, the Company exercises judgment to determine whether an investment security has sustained an other-than-temporary decline in fair value. If the Company determines that an investment security has sustained an other-than-temporary decline in its fair value, the investment security is written down to its fair value by a charge to earnings, and the Company establishes a new cost basis for the investment. The Company’s evaluation of an other-than-temporary decline is dependent on specific facts and circumstances relating to the particular investment. Factors that the Company considers in determining whether an other-than-temporary decline in fair value has occurred include, but are not limited to: the estimated fair value of the investment in relation to its cost basis; the length of time the security has had a decline in estimated fair value below its amortized cost; the financial condition of the related entity and industry events; changes in estimated cash flows from the investment; external credit ratings and recent downgrades of such credit ratings; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment. For MBS that are not of high credit quality at acquisition, the Company performs impairment analyses in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”). When adverse changes in estimated cash flows occur as a result of actual or expected prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the loss is recognized in current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security. Effective January 1, 2008, the Company is not classifying any of its investments as available-for-sale.

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

In accordance with EITF No. 99-20, the Company recognizes interest income from purchased interests in certain financial assets, including certain subordinated MBS, on an estimated effective yield to maturity basis. Management estimates the current yield on the reference amount of the investment based on estimated cash flows after considering prepayment and credit loss expectations. The adjusted yield is then applied prospectively to recognize interest income for the next reporting period.

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into interest expense over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income.

The Company may also enter into derivatives that do not qualify for hedge accounting or for which the Company may not elect hedge accounting, including interest rate swaps, interest rate caps and floors, credit default and total return swaps, under SFAS No. 133. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of income. The fair value of credit default swaps is based on quotations from third-party brokers.

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

Income Taxes

For tax purposes, Sunset is deemed to have acquired Alesco Financial Trust on October 6, 2006. Sunset has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and subsequent to the merger the Company continues to comply with these requirements. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution and share ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. Management believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurances that these criteria will continue to be met in subsequent periods.

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

Goodwill

Goodwill on the Company’s consolidated balance sheet represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations.” Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized to expense but rather is analyzed for impairment. The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. During the three months ended March 31, 2008, we determined that the $5.0 million of goodwill recorded on our balance sheet was impaired, and as a result we recorded a $5.0 million impairment loss in the statement of income. As of March 31, 2008, there is no goodwill or other intangible assets recorded on the Company’s balance sheet.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption of SFAS No. 157 did not have a material impact on the manner in which the Company measures the fair value of its financial instruments, but did result in certain additional disclosures, which are contained in Note 3.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. Upon the adoption of SFAS No. 159 we recognized an increase to stockholders’ equity of $2.6 billion as of January 1, 2008. See detailed discussion of the impact of adoption within the “Fair Value of Financial Instruments” section of Note 2.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions, including credit default swaps, executed with the same counterparty under the same master netting arrangement. In accordance with the provisions of FSP FIN 39-1, the Company offset cash collateral receivables and payables against net derivative positions as of March 31, 2008.

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Assets and Liabilities at Fair Value as of March 31, 2008
(amounts in thousands)	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Assets:
Investment in TruPS and TruPS security-related receivables	$—	$—	$4,231,008	$—	$4,231,008
MBS	—	—	1,486,370	—	1,486,370
Other investments	—	—	2,284	—	2,284
Credit default swaps	—	69,619	—	(69,300)	319

Total Assets	—	69,619	5,719,662	(69,300)	5,719,981

Liabilities:
TruPS CDO notes payable	$—	$—	$3,660,325	$—	$3,660,325
MBS CDO notes payable	—	—	1,380,089	—	1,380,089
TruPS obligations	—	—	295,008	—	295,008
Interest rate swap liabilities	—	207,315	—	—	207,315

Total Liabilities	—	$207,315	$5,335,422	$—	$5,542,737

The tables presented below summarize the change in asset and liability carrying values associated with Level III financial instruments during the three-month period ending March 31, 2008 (amounts in thousands):

Assets	Investment in TruPS and TruPS Security-Related Receivables	MBS	Other Investments	Total
Balance at January 1, 2008	$4,421,149	$2,091,007	$3,712	$6,515,868
Net payments, purchases and sales	613	(5,175)	(291)	(4,853)
Net transfers in/(out)	—	—	—	—
Gains/(losses) recorded in income	(190,754)	(599,462)	(1,137)	(791,353)

Balance at March 31, 2008	$4,231,008	$1,486,370	$2,284	$5,719,662

Liabilities	TruPS CDO Notes Payable	MBS CDO Notes Payable	TruPS Obligations	Total
Balance at January 1, 2008	$4,009,015	$2,027,682	$303,595	$6,340,292
Net Payments, purchases and sales	—	(11,796)	—	(11,796)
Net Transfers In/(Out)	—	—	—	—
(Gains)/Losses Recorded in income	(348,690)	(635,797)	(8,587)	(993,074)

Balance at March 31, 2008	$3,660,325	$1,380,089	$295,008	$5,335,422

NOTE 4: INVESTMENTS IN DEBT SECURITIES

The following table summarizes the Company’s investments in debt securities and security-related receivables as of March 31, 2008:

Investment Description	Amortized Cost	Net Change in Fair Value	Estimated Fair Value	Weighted Average Coupon	Weighted- Average Years to Maturity
Investments in TruPS and subordinated debentures and security-related receivables	$5,546,328	$(1,315,320)	$4,231,008	5.4%	28.1
MBS	2,640,003	(1,153,633)	1,486,370	4.2%	6.2
Other investments	2,284	—	2,284	—	7.1

Total	$8,188,615	$(2,468,953)	$5,719,662	5.0%	21.0

TruPS shown above include (a) investments in TruPS issued by Trust VIEs of which the Company is not the primary beneficiary and which the Company does not consolidate and (b) transfer of investments in TruPS to the Company that were accounted for as a sale pursuant to SFAS No. 140. Subordinated debentures included above represents the primary assets of Trust VIEs that the Company consolidates pursuant to FIN 46R.

The Company’s investments in security-related receivables represent securities owned by CDO entities that are collateralized by TruPS and subordinated debentures owned by a consolidated subsidiary where the transfers are accounted for as financings under SFAS No. 140. These transactions are accounted for as financings due to certain constraints that limit further pledging or exchanging of the assets and the continuing involvement of investment banks with each of these transactions. As of March 31, 2008, the Company’s consolidated financial statements included $589.2 million of security-related receivables held at fair value.

The following table summarizes ratings of the MBS investments held by consolidated Kleros CDOs (categorized based on fair value as of March 31, 2008 as rated by Standard & Poor’s (“S&P) as of April 2008):

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second- Lien per Rating Category	% of Second- Lien per Rating Category
	(dollars in thousands)
AAA	$646,920	43.5%	$6,734	2.4%	$—	0.0%
AA+	206,485	13.9%	54,304	19.5%	341	2.5%
AA	204,922	13.8%	28,535	10.3%	152	1.1%
AA–	52,737	3.5%	16,224	5.8%	69	0.5%
A+	62,132	4.2%	18,348	6.6%	1,229	8.8%
A	59,293	4.0%	24,665	8.9%	—	0.0%
A–	9,459	0.6%	1,248	0.4%	481	3.5%
BBB+	12,997	0.9%	7,970	2.9%	59	0.4%
BBB	26,243	1.8%	7,967	2.9%	1,520	10.9%
BBB–	2,406	0.2%	—	0.0%	2,406	17.3%
BB+ and below	202,776	13.6%	111,794	40.3%	7,653	55.0%

Total	$1,486,370	100.0%	$277,789	100.0%	$13,910	100.0%

(1)	We generally consider a loan to a borrower with a FICO score of less than 625 to be a subprime loan.

Substantially all of the Company’s investments in TruPS, subordinated debentures and MBS collateralize debt issued through consolidated CDO entities, consolidated Trust VIEs, or warehouse credit facilities. Consolidated CDO entities are generally subject to an indenture which dictates substantially all of the operating activities of the CDO. These indentures generally require that certain credit quality and overcollateralization tests are met. To the extent a CDO fails to pass such tests, cash flows from the assets may be directed to be used to repay the CDO debt obligations. The assets of the Company’s consolidated CDOs collateralize the debt of such entities and are not available to the Company’s general creditors. Similarly, the debt of such entities is not recourse to the Company.

NOTE 5: LOANS

The Company’s investments in loans are accounted for at amortized cost. The following table summarizes the Company’s investments in loans as of March 31, 2008:

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Carrying Amount	Number of Loans	Weighted- Average Interest Rate	Weighted- Average Contractual Maturity Date
	(dollars in thousands)
5/1 Adjustable rate residential mortgages	$678,307	$6,286	$684,593	1,625	6.3%	July 2036
7/1 Adjustable rate residential mortgages	242,432	3,387	245,819	567	6.5%	Dec 2036
10/1 Adjustable rate residential mortgages	75,825	1,285	77,110	200	6.8%	Sept 2036
Commercial loan (1)	7,464	—	7,464	1	21.0%	—
Leveraged loans	854,609	(2,297)	852,312	401	7.5%	Feb 2013

Total	$1,858,637	$8,661	$1,867,298	2,794	6.9%

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

The Company maintains an allowance for loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, which considers historical and industry loss experience, economic conditions and trends, estimated fair values and the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). As of March 31, 2008, the Company maintained an allowance for loan losses of $25.6 million.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans as of March 31, 2008 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	64	$27,237
60 to 89 days	31	12,580
90 days or more	102	40,155

Total	197	$79,972

During the three-month period ended March 31, 2008, the Company foreclosed on 12 residential mortgage loans with a fair value of $3.5 million which is classified as real estate owned (REO). The Company records REO property at fair value within other assets in its consolidated balance sheet. During the three-month period ended March 31, 2008, the Company recorded charge-offs of $2.4 million as a result of foreclosing on these properties.

As of March 31, 2008, approximately $1.0 billion of the carrying value of the Company’s residential mortgages was pledged as collateral for securitized mortgage debt. In addition, substantially all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CLO notes payable.

As of March 31, 2008, 46.9% of the carrying value of the Company’s residential mortgages were concentrated in residential mortgages collateralized by property in California.

NOTE 6: INDEBTEDNESS

The following table summarizes the Company’s total indebtedness as of March 31, 2008 (includes recourse and non-recourse indebtedness):

Description	Amortized Cost	Net Change in Fair Value	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Weighted- Average Contractual Maturity
Non-recourse indebtedness:
Trust preferred obligations	$382,600	$(87,592)	$295,008	4.2% to 8.7%	5.6%	Oct 2036
Securitized mortgage debt	928,210	—	928,210	5.0% to 6.0%	5.7%	Mar 2017
CDO notes payable (1)	9,430,404	(3,724,660)	5,705,744	3.4% to 5.2%	4.3%	Feb 2040
Warehouse credit facilities	137,444	—	137,444	4.4%	4.4%	May 2009

Total non-recourse indebtedness	$10,878,658	$(3,812,252)	$7,066,406

Recourse indebtedness:
Junior subordinated debentures	$49,614	—	$49,614	6.8% to 9.5%	8.4%	Sept 2038
Contingent convertible debt	140,000	—	140,000	7.6%	7.6%	May 2027

Total recourse indebtedness	$189,614	—	$189,614

Total indebtedness	$11,068,272	$(3,812,252)	$7,256,020

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation. Carrying amount includes $5,040,416 of liabilities at fair value.

Recourse indebtedness refers to indebtedness that is recourse to the general assets of the Company. As indicated in the table above, the Company’s consolidated financial statements include recourse indebtedness of $189.6 million as of March 31, 2008. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs, CLOs and other securitization vehicles) which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to the general credit of the Company. As of March 31, 2008, the Company’s maximum exposure to economic loss as a result of its involvement with each VIE is the $493.6 million of capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

(a) Repurchase agreements

As March 31, 2008, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

(b) Trust preferred obligations

Trust preferred obligations finance subordinated debentures acquired by Trust VIEs that are consolidated by the Company for the portion of the total TruPS that are owned by entities outside of the consolidated group. These trust preferred obligations bear interest at either variable or fixed rates until maturity, generally 30 years from the date of issuance. The Trust VIE has the ability to prepay the trust preferred obligation at any time, without prepayment penalty, after five years. The Company does not control the timing or ultimate payment of the trust preferred obligations. Effective January 1, 2008, the Company has elected the fair value option pursuant to SFAS No. 159 for trust preferred obligations.

(c) CDO notes payable

CDO notes payable represent notes payable issued by CDO entities used to finance the acquisition of TruPS, MBS, and leveraged loans. Substantially all of the TruPS collateralizing CDO notes payable are obligations of banks, bank holding companies and insurance companies. The obligors under the leveraged loans come from a variety of industries. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Effective January 1, 2008, the Company has elected the fair value option pursuant to SFAS No. 159 for TruPS and MBS CDO notes payable.

(d) Warehouse Credit Facilities

As of March 31, 2008, the Company’s consolidated financial statements included $137.4 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to on-balance sheet warehouse facilities entered into by a subsidiary of the Company utilized to finance the acquisition of leveraged loans on a short-term basis until CDO notes payable are issued to finance the investments on a longer-term basis. The Company’s maximum economic exposure to loss on the warehouse credit facility is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangement. As of December 31, 2007, the Company had invested $20 million of capital in financing arrangements, which related to two leverage loan facilities. On February 22, 2008, the Company refinanced both of the leverage loan facilities described above into one facility that matures in May 2009. As of March 31, 2008, the Company has invested $41.8 million of capital in this financing arrangement, which provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the Company’s derivative instruments which are included in other assets and other liabilities (amounts in thousands):

	As of March 31, 2008
	Notional	Net Fair Value
Interest Rate Related:
Interest rate swaps	$2,010,359	$(207,368)
Basis swaps	385,000	53
Credit default swaps(1)	87,500	319

Net fair value	$2,482,859	$(206,996)

(1)	Credit default swap fair value is net of $69.3 million of cash margin received from the counterparty. See further detail of fair value within Note 3 to these consolidated financial statements.

The following table summarizes by derivative instrument type the effect on income for the following periods (amounts in thousands):

	For the three-month period ended March 31, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)
Interest rate swaps	$(2,583)	$(91,411)
Basis swaps	—	240
Free-standing derivative	—	—
Credit default swaps	—	10,891

Net realized and unrealized gains (losses) on derivatives	$(2,583)	$(80,280)

Cash Flow Hedges

The Company enters into various interest rate swap contracts to hedge interest rate exposure relating to CDO notes payable and warehouse credit facilities that are used to finance investments in our target asset classes.

Generally, the Company designates interest rate swap contracts as cash flow hedges at inception and determines at each reporting period whether or not the interest rate swap contracts are highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Certain of the Company’s interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts were not designated as hedges was recorded as an unrealized gain (loss) on interest rate swap contracts in the consolidated statements of income (loss). Effective January 1, 2008, we adopted the fair value option under SFAS No. 159 for our TruPS and MBS CDO notes payable and therefore, have discontinued hedge accounting for all of the interest rate swaps associated with those transactions.

Credit Default Swaps

As of March 31, 2008, the Company had $87.5 million notional amount of credit default swap (“CDS”) contracts that are referenced to certain MBS and CDOs that are trading in the public markets. The risk management objective of the CDS contracts is to attempt to offset losses on our MBS portfolio. Under the terms of the CDS, the Company agrees to make periodic payments, usually ratably over the CDS term, in exchange for the agreement by the counterparty to generally pay an agreed upon value for a debt instrument of a specified issuer, should a pre-defined credit event occur relating to the reference obligation during the CDS term. The Company records both realized and unrealized changes in fair value on the CDS contracts within net change in fair value of derivative contracts in the consolidated statements of income (loss). As of March 31, 2008, the net fair value of credit default swaps is reduced by approximately $69.3 million of cash collateral that the Company received from the counterparty to these contracts.

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

NOTE 8: EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the following periods (dollars in thousands, except per share data):

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Net income	$84,887	$11,778

Weighted-average common shares outstanding—Basic	59,374,630	54,756,387
Unvested restricted common shares under the treasury stock method	—	373,934

Weighted-average shares outstanding—Diluted	59,374,630	55,130,321

Earnings per share—Basic	$1.43	$0.22

Earnings per share—Diluted	$1.43	$0.21

Anti-dilutive shares	75,344	—

Shares of vested restricted common stock are included in basic weighted-average common shares and shares of unvested restricted common stock are included in the diluted weighted-average shares under the treasury stock method, unless anti-dilutive.

NOTE 9: MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Company’s Chairman of the Board and other officers serve as executive officers of Cohen & Company, of which the manager is an affiliate. The manager handles the Company’s day-to-day operations, provides the Company with office facilities, and administers the Company’s business activities through the resources of Cohen & Company. The management agreement was executed on January 31, 2006 between the manager and Alesco Financial Trust and, upon the closing of the merger on October 6, 2006, the Company assumed the management agreement. The initial term expires on December 31, 2008 and shall be automatically renewed for a one-year term on each anniversary date thereafter unless two-thirds of the independent directors or the holders of at least a majority of the outstanding shares of common stock vote not to automatically renew the management agreement.

The management agreement provides, among other things, that in exchange for managing the day-to-day operations and administering the business activities of the Company, the manager is entitled to receive from the Company certain fees and reimbursements, consisting of a base management fee, an incentive fee based on certain performance criteria, reimbursement for certain operating expenses as defined in the management agreement, and a termination fee if the Company decides to terminate the management agreement without cause or if the manager terminates the management agreement due to the Company’s default. The base management fee and the incentive fee otherwise payable by the Company to the manager pursuant to the management agreement are reduced by the Company’s proportionate share of the amount of any CDO and CLO collateral management fees that are paid to Cohen & Company and its affiliates in connection with the CDOs and CLOs in which the Company invests, based on the percentage of equity it holds in such CDOs and CLOs.

During both the three-month period ended March 31, 2008 and 2007, the Company incurred base and incentive management fees, net of asset management fee credits of $0. The Company recognized stock-based compensation expense of $0.4 million and $0.3 million related to restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company during the three-month period ended March 31, 2008 and 2007, respectively.

During the three-month period ended March 31, 2008 and 2007, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to

Cohen & Company of $4.3 million and $3.0 million, respectively. During the same periods, Cohen & Company earned origination, structuring and placement fees of $0.8 million and $12.6 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen & Company received $15 thousand and $5.8 million, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

Base management fees and incentive fees incurred, stock-based compensation expense relating to shares of restricted common stock granted to the manager, and collateral management fees paid to Cohen & Company are included in related party management compensation on the consolidated statements of income. Expenses incurred by the manager and reimbursed by the Company are reflected in the respective consolidated statement of income non-investment expense category based on the nature of the expense.

NOTE 10: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

The leveraged loan CLO vehicles consolidated by the Company are committed to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the CLO vehicle to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of March 31, 2008, the consolidated CLO vehicles had committed to participate in funding approximately $23.2 million of leveraged loans. The CLO vehicles will use amounts currently included in restricted cash to fund these purchases.

As of March 31, 2008, the consolidated CDO and CLO entities have requirements to purchase $86.3 million of additional collateral assets in order to complete the accumulation of the required amount of collateral assets. Of this amount, $43.7 million has already been advanced to consolidated CDOs and CLOs through CDO and CLO notes payable and is included within restricted cash on the consolidated balance sheet as of March 31, 2008.

Contingencies

The Company is party to various legal proceedings which arise in the ordinary course of business. The Company is not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

NOTE 11: SUBSEQUENT EVENTS

As previously disclosed, the Kleros Real Estate CDOs have all failed overcollateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed overcollateralization tests, the net interest earnings of these CDOs continues to be reflected in the Company’s net investment income and taxable income. In addition, we received written notice from the trustees of Kleros Real Estate I, II, and III that each CDO has experienced an event of default. These events of default resulted from the failure of certain additional overcollateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder.

On May 1, 2008, the Company received written notice from the trustee of Kleros Real Estate III that the controlling class debtholder has submitted a notice of liquidation. Although liquidation of the underlying collateral has not yet occurred, once the liquidation process commences the Company is no longer able to include the liquidated assets and the related income as a component of its REIT qualifying assets and income. As of the current date, the controlling class debtholders of Kleros Real Estate I and II have not exercised their rights to liquidate either CDO. Since the Company is not receiving any cash flow from its investments in any of the Kleros Real Estate CDOs, the events of default and liquidation notices described above do not have any further impact on the Company’s cash flows. However, the assets of the Kleros Real Estate I, II and III CDOs and the income they generate for tax purposes are a component of the Company’s REIT qualifying assets and income. If more than one of the Kleros Real Estate CDOs is liquidated the Company may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If the Company is not able to invest in sufficient other REIT qualifying assets, its ability to qualify as a REIT could be materially adversely affected.

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

Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including fair value of financial instruments and provision for loan losses. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Impact of Market Events on Our Business

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader market and credit markets generally. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007 and remains depressed as of the date of this filing. The disruption in these markets directly impacts our business because our investment portfolio includes investments in MBS, leveraged loans and bank and insurance company debt. We typically finance our investments with on and off-balance sheet warehouse facilities and on-balance sheet CDOs and CLOs. In an effort to seek to offset losses in our investments, we began purchasing credit defaults swaps, or CDS, in 2007.

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

During the second quarter of 2007, we began to purchase CDS contracts that are referenced to certain MBS and CDOs that are trading in the public markets. As of March 31, 2008, we had $87.5 million notional amount of CDS contracts with a fair value of $0.3 million, net of $69.3 million margin cash received from our counterparty during the quarter. We recorded realized and unrealized gains of $10.9 million on the CDS contracts during the three-months ended March 31, 2008. We have purchased these CDS contracts and may purchase additional CDS contracts in the future with the objective of off-setting potential losses on MBS and other CDO investments held in our consolidated portfolio. There can be no assurance that these CDS contracts will offset the losses that we may suffer on our MBS portfolio.

As previously disclosed, the Kleros Real Estate CDOs have all failed overcollateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed overcollateralization tests, the net interest earnings of these CDOs continues to be reflected in the Company’s net investment income and taxable income. In addition, we received written notice from the trustees of Kleros Real Estate I, II, and III that each CDO has experienced an event of default. These events of default resulted from the failure of certain additional overcollateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder.

On May 1, 2008, the Company received written notice from the trustee of Kleros Real Estate III that the controlling class debtholder has submitted a notice of liquidation. Although liquidation of the underlying collateral has not yet occurred, once the liquidation process commences the Company is no longer able to include the liquidated assets and the related income as a component of its REIT qualifying assets and income. As of the current date, the controlling class debtholders of Kleros Real Estate I and II have not exercised their rights to liquidate either CDO. Since the Company is not receiving any cash flow from its investments in any of the Kleros Real Estate CDOs, the events of default and liquidation notices described above do not have any further impact on the Company’s cash flows. However, the assets of the Kleros Real Estate I, II and III CDOs and the income they generate for tax purposes are a component of the Company’s REIT qualifying assets and income. If more than one of the Kleros Real Estate CDOs is liquidated the Company may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If the Company is not able to invest in sufficient other REIT qualifying assets, its ability to qualify as a REIT could be materially adversely affected.

Our Leveraged Loan Investments

We invest in leveraged loans through our Emporia CLO subsidiaries and through investments held in on-balance sheet warehouse facilities. As of the date of filing this report, the leveraged loans in our portfolio have not suffered material defaults or losses. However, the general disruption in the structured products markets has made it difficult to securitize leveraged loans through CLOs. As a result, we are holding assets on warehouse lines longer than anticipated. We earn returns from the loans while they are on warehouse lines, but we must also maintain cash collateral with the warehouse lenders during the term of the warehouse lines. The cash we maintain as collateral with our warehouse lenders is not available to us to make new investments or pay distributions until the assets are sold from the warehouse line. We have seen warehouse lenders generally increase their cash collateral requirements as the difficult credit environment has continued. In addition, banks are generally less willing or able to provide warehouse financing in the current environment because their capital is constrained.

Our Bank and Insurance TruPS Investments

We invest in TruPS issued by banks and surplus notes issued by insurance companies through our Alesco CDO subsidiaries. As of the date of this filing, we have experienced five bank deferrals, including one subsequent to March 31, 2008, and no insurance deferrals in our TruPS portfolio. These deferrals do not result in an overcollateralization failure in any of our Alesco CDOs, but there is no assurance that additional deferrals will not occur that could subject the Alesco CDOs to overcollateralization failures. In the event that an overcollateralization failure occurs in a TruPS CDO, changes to the priority of payments will result in the equity holders, including us, of the CDO not receiving any cashflows until such time as the overcollateralization failure is cured. In addition, there is generally less available warehouse financing available for this asset class from banks for the reasons discussed above.

Liquidity

As mentioned above, the disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of March 31, 2008, we had $41.8 million of cash deposited with a warehouse lender to collateralize a warehouse facility for leverage loans. If the securitization markets remain effectively closed for an extended period, we may lose the first loss cash that we had deposited with the warehouse lender. In addition, our inability to maintain compliance with the overcollateralization requirements of our CDO and CLO financing arrangements can materially adversely affect our cash flow from operations and our ability to make distributions to our stockholders’ for the reasons discussed above.

Critical Accounting Policies

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

The Company has determined that certain special purpose trusts formed by third party issuers of TruPS to issue such securities are VIEs (“Trust VIEs”) and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary of the special purpose trust. In most instances, the Company is the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. The acquisition of TruPS issued by Trust VIEs may be initially financed directly by CDOs, through on-balance sheet warehouse facilities or through off-balance sheet warehouse facilities. Under the TruPS-related off-balance sheet warehouse agreements, the Company usually deposits cash collateral with an investment bank and bears the first dollar risk of loss, up to the Company’s collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes the Company to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by third party sponsors of the Trust VIEs in exchange for the TruPS proceeds and the common equity securities of the Trust VIE. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIE, are included in the Company’s consolidated financial statements and the related TruPS are eliminated. Pursuant to Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,” subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs to third party sponsors are recorded net of the common equity securities issued.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 also defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s estimates about what assumptions market participants would use in pricing the financial instrument developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1: Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Financial instruments utilizing Level 1 inputs generally include exchange-traded equity securities listed in active markets and most U.S. Government securities.

•

Level 2: Valuations based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Financial instruments utilizing Level 2 inputs generally include certain MBS and corporate debt securities and certain financial instruments classified as derivatives, including interest rate swap contracts and credit default swaps, where fair value is based on observable market inputs.

•

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Financial instruments utilizing Level 3 inputs generally include investments in TruPS and TruPS security-related receivables, certain MBS, and CDO notes payable.

Fair value of financial instruments is based on observable market prices or inputs or derived from such prices or inputs. When quoted market prices are not available because certain financial instruments do not actively trade in the public markets, fair value is based on internal valuation models.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new, whether the financial instrument is traded on an active exchange or in the secondary market, the current market conditions, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that management believes are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.

Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company does not require that fair value always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that results in the Company’s best estimate of fair value.

Fair value for certain of the Company’s Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. In accordance with SFAS No. 157, the impact of the Company’s own credit spreads are also considered when measuring the fair value of liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

Financial instruments that are generally classified in Level 3 of the fair value hierarchy primarily consist of investments in TruPS and TruPS security related receivables, certain MBS, and CDO notes payable. The valuation techniques used for those financial instruments classified in Level 3 are described below.

TruPS and TruPS Security Related Receivables: The fair value of investments in TruPS is estimated using internal valuation models. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of credit spreads and other market data, including estimates of comparable market credit spreads.

MBS: The fair value of investments in MBS is determined based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds.

CDO Notes Payable: The fair value of CDO notes payable liabilities is estimated using external price data (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. The Company elected to apply the fair value option for its investments in TruPS and TruPS security related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The Company has elected the fair value option for those instruments to enhance the transparency of its financial condition. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2008 due to the adoption of SFAS No. 159 was an increase to accumulated deficit of $1.1 billion. The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments were recorded as of January 1, 2008 (amounts in thousands):

Financial Instrument Description	Carrying Value at January 1, 2008 (Before Adoption of SFAS No. 159)	Transition Adjustment to Accumulated Deficit Increase/(Decrease)		Carrying Value at January 1, 2008 (After Adoption of SFAS No. 159)
Assets:
TruPS and subordinated debentures	$3,793,930	$(924,053	)(1)	$3,793,930
TruPS security-related receivables	740,342	(113,123)		627,219
MBS	2,091,007	(554,171	)(1)	2,091,007
Liabilities:
TruPS CDO notes payable	4,924,033	838,109	(2)	4,085,924
MBS CDO notes payable	3,852,837	1,804,175	(3)	2,048,662
TruPS obligations	382,600	79,005		303,595

Cumulative effect of the adoption		1,129,942
Minority interest allocation of cumulative adjustment		(22,737)

Cumulative effect of the adoption to accumulated deficit (4)
Adjustments related to other comprehensive income		1,478,2241

Cumulative effect of the adoption to stockholders’ equity		$2,585,429

(1)	Prior to January 1, 2008, TruPS and subordinated debentures and MBS were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive loss to beginning accumulated deficit.
(2)	Includes write-off of deferred issuance costs of $76.9 million.
(3)	Includes write-off of deferred issuance costs of $21.0 million.
(4)	Amount includes $1.9 million of a deferred tax asset recorded upon adoption of SFAS No. 159.

Investments

The Company invests primarily in TruPS and MBS debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments is based on quoted market prices from independent pricing sources, or when quoted market prices are not available because certain securities do not actively trade in the public markets, from internal pricing models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions. Upon the sale of a security, the realized gain or loss is computed on a specific identification basis and is recorded as a component of earnings in the respective period.

Effective January 1, 2008, the Company classifies its investments in TruPS and MBS as trading securities (see “Fair Value of Financial Instruments”). These investments are carried at estimated fair value, with changes in fair value of these instruments reported in income. Unamortized premiums and discounts on trading securities that are highly rated are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinate tranches of MBS), unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. Actual prepayment and credit loss experience are reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Effective January 1, 2008, the Company accounts for its investments in subordinated debentures owned by Trust VIEs that the Company consolidates as trading securities. These Trust VIEs have no ability to sell, pledge, transfer or otherwise encumber a company or the assets of a company until such subordinated debenture’s maturity. The Company accounts for investments in securities where the transfer meets the criteria as a secured financing under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) as secured loans at fair value. The Company’s investments in security-related receivables represent interests in securities that were transferred to CDO securitization entities by transferors that maintain some level of continuing involvement.

As it relates to available-for-sale securities, the Company exercises judgment to determine whether an investment security has sustained an other-than-temporary decline in fair value. If the Company determines that an investment security has sustained an other-than-temporary decline in its fair value, the investment security is written down to its fair value by a charge to earnings, and the Company establishes a new cost basis for the investment. The Company’s evaluation of an other-than-temporary decline is dependent on specific facts and circumstances relating to the particular investment. Factors that the Company considers in determining whether an other-than-temporary decline in fair value has occurred include, but are not limited to: the estimated fair value of the investment in relation to its cost basis; the length of time the security has had a decline in estimated fair value below its amortized cost; the financial condition of the related entity and industry events; changes in estimated cash flows from the investment; external credit ratings and recent downgrades of such credit ratings; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment. For MBS that are not of high credit quality at acquisition, the Company performs impairment analyses in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”). When adverse changes in estimated cash flows occur as a result of actual or expected prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the loss is recognized in current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security. Effective January 1, 2008, the Company is not classifying any of its investments as available-for-sale.

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

In accordance with EITF No. 99-20, the Company recognizes interest income from purchased interests in certain financial assets, including certain subordinated MBS, on an estimated effective yield to maturity basis. Management estimates the current yield on the reference amount of the investment based on estimated cash flows after considering prepayment and credit loss expectations. The adjusted yield is then applied prospectively to recognize interest income for the next reporting period.

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into interest expense over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income.

The Company may also enter into derivatives that do not qualify for hedge accounting or for which the Company may not elect hedge accounting, including interest rate swaps, interest rate caps and floors, credit default and total return swaps, under SFAS No. 133. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of income. The fair value of credit default swaps is based on quotations from third-party brokers.

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

Goodwill

Goodwill on the Company’s consolidated balance sheet represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations.” Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized to expense but rather is analyzed for impairment. The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. During the three months ended March 31, 2008, we determined that the $5.0 million of goodwill recorded on our balance sheet was impaired, and as a result we recorded a $5.0 million impairment loss in the statement of income. As of March 31, 2008, there is no goodwill or other intangible assets recorded on the Company’s balance sheet.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption of SFAS No. 157 did not have a material impact on the manner in which the Company measures the fair value of its financial instruments, but did result in certain additional disclosures, which are contained in Note 3.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. Upon the adoption of SFAS No. 159 we recognized an increase to stockholders’ equity of $2.6 billion as of January 1, 2008. See detailed discussion of the impact of adoption within the “Fair Value of Financial Instruments” section of Note 2.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, (“FSP FIN 39-1”). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions, including credit default swaps, executed with the same counterparty under the same master netting arrangement. In accordance with the provisions of FSP FIN 39-1, the Company offset cash collateral receivables and payables against net derivative positions as of March 31, 2008.

Our Investment Portfolio

The following table summarizes our allocation of capital and Adjusted Book Value, a non-GAAP measure, as of March 31, 2008 (amounts in thousands, except share and per share data):

	Capital Allocation as of March 31, 2008 (A)	Net Cumulative Gains (Losses) (B)	Adjusted Invested Capital Allocation as of March 31, 2008	% of Capital
TruPS investments	$251,879	$(19,619)	$232,260	35%
Leveraged loan investments	89,885	(10,521)	79,364	12%
Kleros Real Estate MBS investments (C)	120,000	(120,000)	—	17%
Residential mortgages	80,580	(17,917)	62,663	11%
Other investments	55,864	(42,527)	13,337	8%
Credit default swaps (D)	4,542	(4,224)	318	1%
Total uninvested cash (E)	120,083	—	120,083	16%

Total investable capital	722,833	(214,808)	508,025	100%
Recourse indebtedness	(188,125)	—	(188,125)

Adjusted invested capital	$534,708	$(214,808)	$319,900

Common stock outstanding as of March 31, 2008			59,455,964

Adjusted Book Value per share (F)			$5.38

(A)	Represents net cash invested through March 31, 2008.
(B)	Reflects cumulative gains and losses on invested capital. Excludes income earned, changes in fair value of assets and liabilities and interest rate swap contracts, realized losses in excess of invested capital, and other income statement amounts.
(C)	Excludes permanent impairments recorded in excess of our $120 million of capital invested in Kleros Real Estate CDOs.
(D)	Amount is net of $69.3 million of cash margin held by the Company relating to unrealized gains on credit default swaps.
(E)	Reduced for dividend payable of $15.1 million at March 31, 2008 and includes $69.3 million of cash margin held by the Company on credit default swaps as discussed in note (D).
(F)	A reconciliation of the Adjusted Book Value calculation above to book value calculated using GAAP stockholders’ equity is included in the Adjusted Book Value section.

TruPS Investments. During the three-month period ended March 31, 2008 the Company has recorded losses of $190.8 million relating to changes in fair value of its TruPS debt securities. The Company determined that these changes in fair value resulted from widening of credit spreads, volatility in interest rates, and other qualitative factors relating to macro-credit conditions.

The portfolio consists of approximately 76% bank related investments and 24% insurance related investments. The terms of each of our long-term CDO financings include limitations on specific issuer concentrations, which typically limit the par value of the underlying collateral securities included in the CDO from any single issuer to no greater than 3%. As of March 31, 2008, we had three issuers with concentrations ranging from 2.2% to 2.4% of our total TruPS investment portfolio, and no other issuers were greater than 1.6% of our total TruPS investment portfolio. Additionally, the banks included in our TruPS investment portfolio are concentrated in the following states as of March 31, 2008:

California	12.3%
Texas	11.7%
Illinois	9.2%
Georgia	5.3%
Virginia	4.4%
Others	57.1%

Total	100.0%

As of the date of this filing, we have experienced five bank deferrals, including one subsequent to March 31, 2008, and no insurance deferrals in our TruPS portfolio. These deferrals do not result in an overcollateralization failure in any of our Alesco CDOs, but there is no assurance that additional deferrals will not occur that could subject the Alesco CDOs to overcollateralization failures.

Leveraged Loans. We invest in debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of March 31, 2008, we had investments in approximately $852.3 million of leveraged loans and an allowance for loan losses related to these investments of $12.2 million.

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

Mortgage Loans. As of March 31, 2008, we owned approximately $1.0 billion aggregate principal amount of residential prime mortgage loans with a weighted-average Fair Isaac Corp. (“FICO”) score of 735 at origination. As of March 31, 2008, we have recorded an allowance for loan losses of $13.4 million relating to these residential mortgage loans.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans as of March 31, 2008 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	64	$27,237
60 to 89 days	31	12,580
90 days or more	102	40,155

Total	197	$79,972

During the three-month period ended March 31, 2008, the Company foreclosed on 12 residential mortgage loans with a fair value of $3.5 million which is classified as real estate owned (REO). The Company records REO property at fair value within other assets in its consolidated balance sheet. During the three-month period ended March 31, 2008, the Company recorded a charge-off of $2.4 million as a result of foreclosing on these properties.

MBS and Other Investments. As of March 31, 2008, we had investments in $1.5 billion of MBS and $2.3 million in other investments. The $1.5 billion of MBS collateralize the debt of the four Kleros Real Estate CDOs that we have invested in. Our maximum loss from investments in Kleros Real Estate MBS is limited to our $120 million of invested capital. The CDOs are governed by legal indentures that provide us with no rights to the CDOs assets and provide the CDO noteholders with no recourse to us. We consolidate the four Kleros Real Estate CDOs in accordance with FIN 46R, which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is $120 million. We record these investments at fair value.

The following table summarizes ratings of the MBS investments included in our Kleros Real Estate CDOs (categorized based on fair value as of March 31, 2008 as rated by S&P as of April 2008):

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second- Lien per Rating Category	% of Second- Lien per Rating Category
	(dollars in thousands)
AAA	$646,920	43.5%	$6,734	2.4%	$—	0.0%
AA+	206,485	13.9%	54,304	19.5%	341	2.5%
AA	204,922	13.8%	28,535	10.3%	152	1.1%
AA–	52,737	3.5%	16,224	5.8%	69	0.5%
A+	62,132	4.2%	18,348	6.6%	1,229	8.8%
A	59,293	4.0%	24,665	8.9%	—	0.0%
A–	9,459	0.6%	1,248	0.4%	481	3.5%
BBB+	12,997	0.9%	7,970	2.9%	59	0.4%
BBB	26,243	1.8%	7,967	2.9%	1,520	10.9%
BBB–	2,406	0.2%	—	0.0%	2,406	17.3%
BB+ and below	202,776	13.6%	111,794	40.3%	7,653	55.0%

Total	$1,486,370	100.0%	$277,789	100.0%	$13,910	100.0%

(1)	We generally consider a loan to a borrower with a FICO score of less than 625 to be a sub-prime loan.

Credit Default Swaps (CDS). During the second quarter of 2007, we began to purchase CDS contracts that are referenced to certain MBS and ABS CDOs that are trading in the public markets. As of March 31, 2008, we had $87.5 million notional amount of CDS contracts with a fair value of $0.3 million, net of $69.3 million of margin cash received from our counterparty during the quarter. We recorded realized and unrealized gains of $10.9 million on the CDS contracts during the three-months ended March 31, 2008. We have purchased these swap contracts and may purchase additional swap contracts in the future with the objective of off-setting potential losses on MBS and other CDO investments held in our consolidated portfolio.

Total Indebtedness. As of March 31, 2008 the Company’s consolidated financial statements included total indebtedness of $7.3 billion. Total indebtedness includes recourse indebtedness of $189.6 million and $7.1 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

Effective January 1, 2008, we elected the fair value option pursuant to SFAS No. 159 for our TruPS and MBS CDO notes payable and our trust preferred obligations. Upon adoption of SFAS No. 159 we recorded a one-time $2.8 billion increase to accumulated deficit and during the three months ended March 31, 2008 we recorded $993.2 million of gains relating to changes in fair value of the liabilities.

Stockholders’ Equity. As of March 31, 2008 the Company’s consolidated financial statements included total stockholders’ equity of $258.1 million. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The total impact to stockholders equity that was recorded as of January 1, 2008 due to the adoption of SFAS No. 159 was a gain of $2.6 billion. Additionally, during the period we recorded in earnings, a change in fair value of financial instruments of $72.7 million, net of minority interest allocations.

Upon the adoption of SFAS No. 159 the match-funded nature of our MBS and TruPS assets and liabilities resulted in changes in fair value of our assets being significantly offset by changes in the fair value of our CDO notes payable liabilities. Going forward, we will continue to reflect the fair value of these financial assets and liabilities at fair value in our balance sheet, with all corresponding changes in fair value recorded in earnings.

Adjusted Book Value

We define Adjusted Book Value as stockholders’ equity (deficit) determined in accordance with GAAP, adjusted for the following items: changes in fair value of investments in debt securities, non-recourse indebtedness and derivative contracts, losses recognized in the income statement that are in excess of our maximum economic loss, deferred financing costs, and certain other non-cash adjustments to retained earnings (i.e. accrued interest receivable and accrued interest payable, among other items). Adjusted Book Value is a non-GAAP financial measurement and does not purport to be an alternative to book value calculated using stockholders’ equity (deficit) determined in accordance with GAAP.

Management views Adjusted Book Value as a useful supplement to financial measures calculated using GAAP amounts because it assists management in evaluating the intrinsic value of the capital invested by the Company. Adjusted Book Value should not be considered as an alternative to performance measures calculated using amounts determined in accordance with GAAP. These items are excluded because they have no impact on our current cash flows. Additionally, we expect to hold investments with unrealized gains and losses until maturity or repayment, such that we recover the value of our initial investment. Management excludes impairment charges that are in excess of our capital invested in these assets to provide the true economic impact of such losses on our invested capital. By using Adjusted Book Value and in conjunction with other performance measures calculated using amounts determined in accordance with GAAP, we are able to evaluate the intrinsic value of the Company both before and after giving effect to recurring GAAP adjustments such as those mentioned above.

Adjusted Book Value and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our Adjusted Book Value to other REITs.

The table below reconciles the differences between reported stockholders’ equity and Adjusted Invested Capital that is used in the numerator of the Adjusted Book Value calculation as of March 31, 2008 (amounts in thousands, except share and per share information):

As of March 31, 2008
Stockholders’ equity, as reported	$258,080
Add (deduct):
Accumulated other comprehensive loss	65,284
Other non-cash adjustments	(3,464)

Adjusted Invested Capital	$319,900
Adjusted Book Value per share:
Adjusted Book Value per share	$5.38

Common stock outstanding	59,455,964

Adjusted Earnings

We define Adjusted Earnings as net income (loss) available to common stockholders, determined in accordance with GAAP, adjusted for the following items: provision for loan losses, non-cash equity compensation, changes in fair value of investments in debt securities, non-recourse indebtedness and certain derivative contracts, amortization of deferred financing costs, realized (gains) losses on sale of capital assets, net of derivative contract gains or losses and deferred tax amounts. Realized gains on credit default swaps are included in Adjusted Earnings, however unrealized changes in fair value of credit default swaps are excluded. Adjusted Earnings is a non-GAAP financial measurement and does not purport to be an alternative to net income determined in accordance with GAAP, a measure of operating performance or cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.

Management views Adjusted Earnings as a useful and appropriate supplement to net income (loss) and earnings (loss) per share because it enables management to evaluate our performance without the effects of certain adjustments in accordance with GAAP that management believes may not have a direct financial impact on our distributable earnings. The items excluded from Adjusted Earnings are typically non-cash charges or measures that are not considered in determination of taxable income. Changes in fair value of investments in debt securities, non-recourse indebtedness and certain derivative contracts, provisions for loan losses, non-cash equity compensation, and amortization of deferred financing costs do not affect our daily operations, but they do impact our financial results under GAAP. Realized gains and losses on investments and derivative contracts and loan losses are typically not recognized for tax purposes until such time that the investments are sold or otherwise disposed of. By measuring our performance using Adjusted Earnings and net income, we are able to evaluate our business both before and after giving effect to recurring GAAP adjustments such as those mentioned above and excluding gains or losses from the sale of capital assets that will no longer be part of investment portfolio.

Adjusted Earnings should not be considered as an alternative to net income (loss) or cash flows from operating activities (each computed in accordance with GAAP). Instead, Adjusted Earnings should be reviewed in connection with net income (loss) and cash flows from operating, investing and financing activities in our consolidated financial statements to help analyze our business performance. Adjusted Earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our Adjusted Earnings to other REITs.

The table below reconciles the differences between reported net income and Adjusted Earnings for the following periods (amounts in thousands, except share and per share information):

	For the Three-Month Period Ended March 31, 2008	For the Three-Month Period Ended March 31, 2007
Net income, as reported	$84,887	$11,778
Add (deduct) (1):
Provision for loan losses	6,932	1,669
Change in fair value of debt securities and non-recourse indebtedness	(150,095)	—
Change in fair value of derivative contracts	68,682	1,785
Impairments on investments and intangible assets	8,557	—
Realized losses on sale of capital assets, net of realized derivative gains	947	133
Other non-cash charges	262	1,873

Adjusted Earnings	$20,172	$17,238

Adjusting Earnings per share—diluted:
Weighted-average shares outstanding—Diluted	59,374,630	55,130,321

Diluted adjusted earnings per share	$0.34	$0.31

(1)	The adjustments to net income are net of minority interest allocations.

Results of Operations

Comparison of the Three-Month Period Ended March 31, 2008 to the Three-Month Period Ended March 31, 2007

Net income. Our net income increased $73.1 million to approximately $84.9 million for the three-month period ended March 31, 2008 from net income of $11.8 million for the three-month period ended March 31, 2007. Our net income for the three-month period ended March 31, 2008 was attributable to changes in fair value of financial instruments recorded in earnings subsequent to our adoption of SFAS No. 159, net investment income generated by our investments in TruPS, MBS and leveraged loans and investments in residential mortgages. Our net income for the three-month period ended March 31, 2007 was primarily attributable to net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS.

Net investment income. Our net investment income increased $9.7 million to $26.5 million for the three-month period ended March 31, 2008 from approximately $16.8 million for the three-month period ended March 31, 2007. The table below summarizes net investment income by investment type for the following periods:

For the Three-Month Period Ended March 31, 2008

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$94,098	$(72,696)	$—	$21,402
Investments in Leveraged Loans	17,006	(10,176)	(2,639)	4,191
Investments in Mortgage-Backed Securities	46,749	(38,349)	—	8,400
Investments in Residential Mortgages	15,550	(14,568)	(4,925)	(3,943)
Other investments	492	—	—	492
Recourse indebtedness	—	(3,995)	—	(3,995)

Total	$173,895	$(139,784)	$(7,564)	$26,547

For the Three-Month Period Ended March 31, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$69,900	$(60,510)	$—	$9,390
Investments in Leveraged Loans	11,662	(7,674)	(1,316)	2,672
Investments in Mortgage-Backed Securities	56,678	(53,482)	—	3,196
Investments in Residential Mortgages	22,309	(20,146)	(858)	1,305
Other investments	769	—	—	769
Recourse indebtedness	—	(491)	—	(491)

Total	$161,318	$(142,303)	$(2,174)	$16,841

Our investment interest income increased $12.6 million to $173.9 million for the three-month period ended March 31, 2008 from $161.3 million for the three-month period ended March 31, 2007. The increase in investment interest income is attributable to ramping of new and existing deals since the three-month period ended March 31, 2007, partially offset by a decrease in the weighted-average coupon rates in our target asset classes from 6.7% for the three-month period ended March 31, 2007 to 5.2% for the three-month period ended March 31, 2008.

Our investment interest expense decreased $2.5 million to $139.8 million for the three-month period ended March 31, 2008 from $142.3 million for the three-month period ended March 31, 2007. Upon the adoption of SFAS No. 159 we discontinued hedge accounting for a significant portion of our derivatives and therefore, approximately $4.7 million of periodic net interest payments on these interest rate swaps is no longer recorded within net investment income. Additionally, the decrease in investment interest expense is attributable to a decrease in the weighted-average coupon rate for CDO notes payable from 5.8% as of March 31, 2007 to 4.3% as of March 31, 2008 partially offset by additional CDO note drawdowns.

Our provision for loan losses relates to investments in residential mortgages and leveraged loans. The provision for loan losses increased by $5.4 million, to $7.6 million for the three-month period ended March 31, 2008 from $2.2 million for the three-month period ended March 31, 2007 primarily as a result of the increase in investments in residential mortgages and leveraged loans from $1.7 billion as of March 31, 2007 to $1.9 billion as of March 31, 2008 and continued increases in the number of delinquent loans experienced in 2008. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses increased by $2.6 million to $8.4 million for the three-month period ended March 31, 2008 from $5.8 million for the three-month period ended March 31, 2007. During the same periods, these non-investment expenses consisted of related party management compensation of $4.7 million and $3.4 million, respectively, and general and administrative expenses of $3.6 million and $2.4 million, respectively. During both the three-month period ended March 31, 2008 and the three-month period ended March 31, 2007, the Company incurred no base and incentive management fees, net of asset management fee credits. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $0.4 million and $0.3 million during the three-month period ended March 31, 2008 and the three-month period ended March 31, 2007, respectively.

During the three-month period ended March 31, 2008 and the three-month period ended March 31, 2007, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $4.3 million and $3.0 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The increase in related party management compensation is primarily attributable to the increase in investments financed through CDO transactions and the collateral manager fees incurred by these consolidated CDO entities. We expect that non-investment expenses may increase as we continue to increase our operations.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, CDO trustee compensation, rating agency fees, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income decreased by $4.5 million to $1.5 million for the three-month period ended March 31, 2008 from $6.0 million for the three-month period ended March 31, 2007. This decrease is primarily attributable to $3.3 million in reduced interest earned on cash deposits with financial institutions and interest earned on restricted cash of our consolidated CDO entities. The average total cash balance decreased from $487.6 million for the three-month period ended March 31, 2007 to $179.4 million for the three-month period ended March 31, 2008, while the average interest rate earned on cash decreased from 4.9% to 3.3% over the same period. Additionally, during the three-month period ended March 31, 2007, the Company entered into a warehouse risk-sharing agreement with a third party investment bank for short term investment purposes. The warehouse risk-sharing agreement terminated during the period as a result of the transfer of accumulated warehoused ABS to a CDO that was structured by Cohen & Company and its affiliates. The Company did not purchase an interest in the CDO transaction, although in consideration of the benefits that Cohen & Company and its affiliates received upon the closing of the ABS CDO, Cohen & Company paid a one-time capital commitment fee of $1.2 million to the Company for its services as first loss provider during the warehouse period.

Net change in fair value of investments in debt securities and non-recourse indebtedness. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. During the three-month period ended March 31, 2008, the net change in fair value of financial instruments was $202.9 million. The net change in fair value is comprised of $790.3 million of decreases recorded on our investments in debt securities, which was more than offset by $993.2 million of gains recorded on liabilities.

Net change in fair value of derivative contracts. During the three-month period ended March 31, 2008 and the three-month period ended March 31, 2007, we recorded change in fair value on interest rate swaps of $(82.9) million and $(2.4) million, respectively. Upon the adoption of FAS No. 159, we discontinued hedge accounting on a significant portion of our interest rate swaps and therefore all changes in fair value of these interest rate swaps are recorded in earnings. The change in fair value during the three-month period ended March 31, 2008 is primarily attributable to the significant decrease in LIBOR during the same period.

During the year ended December 31, 2007, we purchased CDS contracts that are referenced to certain MBS and CDOs that are trading in the public markets. To date, we hold $87.5 million notional amount of CDS contracts. The risk management objective of the CDS contracts is to potentially offset losses on MBS held in our consolidated CDO entities. Under the terms of the CDS, we agree to make periodic payments, usually ratably over the swap term, in exchange for the agreement by the other counterparty to pay an agreed upon value for a debt instrument of a specified issuer, should the issuer enter into an event of default as defined in each particular CDS contract during the swap term. During the three-month period ended March 31, 2008, the Company recorded $10.9 million of realized and unrealized gains on CDS contracts within its consolidated financial statements.

Impairments on investments and intangible assets. Our impairments on investments and intangible assets increased by $4.9 million to $8.6 million for the three-month period ended March 31, 2008 from $3.7 million for the three-month period ended March 31, 2007. This increase is attributable to the complete impairments of our goodwill of $5.0 million, $2.4 million of charge-offs on residential mortgages, and $1.2 million of impairments on other investments.

Net realized loss on sale of assets. During the three-month period ended March 31, 2008, the Company recorded losses on the sale of assets of approximately $1.4 million. This loss is primarily attributable to the sale of leveraged loans during the period.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests increased $40.3 million to $43.9 million for the three-month period ended March 31, 2008 as compared to $3.6 million for the three-month period ended March 31, 2007. This increase is primarily attributable to the minority interest impact of the net change in fair value of financial instruments.

Benefit/(Provision) for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. An income tax benefit was recorded of $0.4 million relating to net operating loss carryforwards from on-balance sheet warehousing facilities for the three-month period ended March 31, 2008. An income tax provision of $(0.4) million was recorded for the three-month period ended March 31, 2007.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We believe our available cash balances, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements for the next twelve months, but our ability to grow our business will be limited by our ability to obtain future financing, as discussed below. Management has evaluated our current and forecasted liquidity and continues to monitor evolving market conditions. Future investment alternatives and operating activities will continue to be evaluated against anticipated current and longer term liquidity demands. Over the next twelve months, we expect that our external management fees payable to our manager under the management agreement will be substantially offset by the collateral management fee credits that we earn. We do not anticipate incurring significant costs payable under the management agreement. We are currently financing our TruPS, MBS and leveraged loan portfolio with warehouse facilities and CDO notes payable. As of March 31, 2008, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits. Should our liquidity needs exceed our available sources of liquidity, we believe that certain securities in which we have invested could be sold to raise additional cash. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected.

As of March 31, 2008, the Company’s consolidated financial statements include $135.2 million of cash and cash equivalents, which includes $15.1 million of cash dividends that were paid to the Company’s shareholders on April 10, 2008.

As of March 31, 2008, the Company’s consolidated financial statements included total indebtedness of $7.3 billion. Total indebtedness includes recourse indebtedness of $189.6 million and $7.1 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the equity that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

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

CDO Overcollateralization Tests

The terms of the CDO and CLO vehicles that we use to finance our investments generally provide that the principal amount of assets must exceed the principal balance of the related securities to be issued by the CDO or CLO by a certain amount, commonly referred to as “overcollateralization.” The CDO and CLO terms generally provide that, if certain delinquencies and/or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the CDO or CLO securities, the required level of overcollateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests, based on delinquency levels or other criteria including downgrades by the rating agencies of the underlying portfolio securities of the CDO, may restrict our ability to receive cash distributions from assets collateralizing the CDO or CLO securities. The performance tests may not be satisfied. In addition, collateral management agreements typically provide that if certain overcollateralization ratio tests are failed and an event of default occurs, the collateral management agreement may be terminated by a vote of the security holders and the security holders have the option to liquidate the underlying collateral securities. If the assets held by CDOs and CLOs fail to perform as anticipated, our liquidity may be adversely affected.

The following summarizes certain key overcollateralization test matters for each of our respective target asset classes:

•

MBS and Other Investments— As previously disclosed, the Kleros Real Estate CDOs have all failed overcollateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed overcollateralization tests, the net interest earnings of these CDOs continues to be reflected in the Company’s net investment income and taxable income. In addition, we received written notice from the trustees of Kleros Real Estate I, II, and III that each CDO has experienced an event of default. These events of default resulted from the failure of certain additional overcollateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder.

On May 1, 2008, we received written notice from the trustee of Kleros Real Estate III that the controlling class debtholder has submitted a notice of liquidation. Although liquidation of the underlying collateral has not yet occurred, once the liquidation process commences we are no longer able to include the liquidated assets and the related income as a component of our REIT qualifying assets and income. As of the current date, the controlling class debtholder of Kleros Real Estate I and II have not exercised their rights to liquidate either CDO. Since we are not receiving any cash flow from our investments in any of our Kleros Real Estate CDOs, the matters described above do not have any further impact on our cash flows. However, the assets of the Kleros Real Estate I, II and III CDOs and the income they generate for tax purposes are a component of our REIT qualifying assets and income. If more than one of the Kleros Real Estate CDOs is liquidated the Company may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If the Company is not able to invest in sufficient other REIT qualifying assets, its ability to qualify as a REIT could be materially adversely affected.

•

TruPS—Our investments in TruPS are also financed with CDOs that are subject to overcollateralization requirements. The overcollateralization requirements in the TruPS CDOs are typically triggered in the event that more than three percent of the par value of collateral securities that collateralize the CDO debt defer on a principal or interest payment or are otherwise determined to be defaulted in accordance with the indenture for the particular CDO. As of the date of this filing, we have experienced five bank deferrals, including one subsequent to March 31, 2008, and no insurance deferrals in our TruPS portfolio. These deferrals do not result in an overcollateralization failure in any of our CDOs, but there is no assurance that additional deferrals will not occur that could subject the TruPS CDOs to overcollateralization failures. In the event that an overcollateralization failure occurs in a TruPS CDO, changes to the priority of payments will result in the equity holders, including us, of the CDO not receiving any cashflows until such time as the overcollateralization failure is cured. As of the date of this filing, we have not experienced an overcollaterization failure in any of our TruPS CDOs.

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

Warehouse Financing Arrangements

As of March 31, 2008, we were party to the following agreement which is collateralized by the assets shown below:

Financing Facilities (and Aggregate Borrowing Capacity)	Termination Date	Assets Being Financed
Leveraged loan related warehouse facility	May 2009	$179.1 million

As of March 31, 2008, the Company’s consolidated financial statements included $137.4 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to on-balance sheet warehouse facilities entered into by a subsidiary of the Company utilized to finance the acquisition of leveraged loans on a short-term basis until CDO notes payable are issued to finance the investments on a longer-term basis. The Company’s maximum economic exposure to loss on the warehouse credit facility is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangement. As of December 31, 2007, the Company had invested $20 million of capital in financing arrangements, which related to two leverage loan facilities. On February 22, 2008, the Company refinanced both of the leverage loan facilities described above into one facility that matures in May 2009. As of March 31, 2008, the Company has invested $41.8 million of capital in this financing arrangement, which provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate.

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

Fair Values

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by currency exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of March 31, 2008 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of March 31, 2008, we had $41 million of cash deposited with warehouse lenders to collateralize a warehouse facility for leveraged loans. If the securitization markets remain effectively closed for an extended period, we may lose the first loss cash that we had deposited with the warehouse lender.

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

Through March 31, 2008, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable and repurchase agreements. These interest rate swap contracts have an aggregate notional value of $2.4 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable and repurchase agreements into fixed-rate payments. As of March 31, 2008, the interest rate swaps had an aggregate liability fair value of $207.3 million. Changes in the fair value of interest rate swaps that were not designated as hedges under SFAS No. 133 are recorded in earnings.

There have been no material changes in Quantitative and Qualitative disclosures in 2008 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007. See discussion of quantitative and qualitative disclosures about market risk under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”) as of March 31, 2008. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at March 31, 2008, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described under “Item 1A – Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits – see “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALESCO FINANCIAL INC.

	By:	/s/ James J. McEntee, III
James J. McEntee, III
Date: May 8, 2008		Chief Executive Officer

ALESCO FINANCIAL INC.

	By:	/s/ John J. Longino
John J. Longino
Date: May 8, 2008		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2006, by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

2.2	Letter Agreement dated September 5, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. and the attached Registration Rights Provisions (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2006).

2.3	Letter Agreement dated September 29, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2006).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.2	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.5	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.6	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

Exhibit No.	Description
10.3	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Master Repurchase Agreement, dated as of February 28, 2006, by and between Bear Stearns Mortgage Capital Corporation and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.5	Separation Agreement and General Release, dated July 14, 2006, by and between Sunset Financial Resources, Inc. and George Deehan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2006).

10.6	Assignment and Assumption Agreement, dated as of October 6, 2006, by and between Alesco Financial Inc. and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.7	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.8	Credit Agreement, dated as of September 29, 2006, by and among Alesco Financial Holdings, LLC, Alesco Financial Trust and Royal Bank of Canada (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.9	Credit Agreement, dated as of March 27, 2007, by and among Alesco Financial Holdings, LLC, Alesco Financial Inc., Royal Bank of Canada, U.S. Bank National Association and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.10	Letter Agreement, dated April 10, 2007, by and among Alesco Financial Inc., Alesco Warehouse Conduit, LLC, Cohen & Company Financial Management, LLC and Cohen & Company, in relation to the Note Purchase Agreement, dated December 5, 2006, by and among PFW III, Ltd., the investors party thereto, Alesco Warehouse Conduit LLC, as initial subordinated noteholder and ABN Amro Bank N.V. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.11	Letter Agreement, dated April 23, 2007, by and among Alesco Financial Inc., Alesco Holdings, Ltd., Strategos Capital Management, LLC and Cohen & Company, in relation to the Warehouse Risk Sharing Agreement, dated as of February 7, 2007, between Merrill Lynch and Alesco Holdings, Ltd. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.12	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.13	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.14	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

Exhibit No.	Description
10.15	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.16	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.17	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.18	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.19	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.20	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.21	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

11.1	Statement Regarding Computation of Per Share Earnings.***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

*	Filed herewith.
**	Furnished herewith.
***	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 8 to the consolidated financial statements included in this report.

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amount sufficient to require submission of the schedule.