Form 10-Q
period 2008-06-30
ALESCO FINANCIAL INC
filed 2008-08-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2008 there were 59,747,289 shares of common stock ($0.001 par value per share) of Alesco Financial Inc. outstanding.

ALESCO FINANCIAL INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

Alesco Financial Inc.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share information)

	As of June 30, 2008	As of December 31, 2007
Assets
Investments in debt securities and security-related receivables (including amounts at fair value of $4,172,136 and $5,888,650, respectively)	$4,172,136	$6,628,991
Investments in loans
Residential mortgages	962,142	1,047,195
Commercial mortgages	7,464	7,332
Leveraged loans	853,035	836,953
Loan loss reserve	(33,535)	(18,080)

Total investments in loans, net	1,789,106	1,873,400
Cash and cash equivalents	135,971	80,176
Restricted cash and warehouse deposits	86,955	95,476
Accrued interest receivable	35,058	49,806
Other assets	46,834	207,527

Total assets	$6,266,060	$8,935,376

Liabilities and stockholders’ equity (deficit)
Indebtedness
Trust preferred obligations (including amounts at fair value of $222,343 and $0, respectively)	$222,343	$382,600
Securitized mortgage debt	888,920	959,558
CDO notes payable (including amounts at fair value of $3,710,746 and $0, respectively)	4,391,076	9,409,027
Warehouse credit facilities	130,687	155,984
Recourse indebtedness	189,614	189,614

Total indebtedness	5,822,640	11,096,783
Accrued interest payable	30,794	54,380
Related party payable	2,956	2,800
Other liabilities	131,511	161,408

Total liabilities	5,987,901	11,315,371
Minority interests	74,789	19,543
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 60,953,473 and 60,548,032 issued and outstanding, including 1,361,342 and 1,228,234 unvested restricted share awards, respectively	60	59
Additional paid-in-capital	482,809	481,850
Accumulated other comprehensive loss	(24,028)	(1,545,464)
Accumulated deficit	(255,471)	(1,335,983)

Total stockholders’ equity (deficit)	203,370	(2,399,538)

Total liabilities and stockholders’ equity (deficit)	$6,266,060	$8,935,376

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income (Loss)

(Unaudited and in thousands, except share and per share information)

	For the Three-Month Period Ended June 30, 2008	For the Three-Month Period Ended June 30, 2007	For the Six-Month Period Ended June 30, 2008	For the Six-Month Period Ended June 30, 2007
Net investment income:
Investment interest income	$137,520	$173,333	$311,415	$334,651
Investment interest expense	(101,588)	(151,133)	(241,372)	(293,437)
Provision for loan losses	(7,891)	(3,285)	(15,455)	(5,459)

Net investment income	28,041	18,915	54,588	35,755

Expenses:
Related party management compensation	4,197	4,344	8,942	7,727
General and administrative	3,545	2,982	7,160	5,396

Total expenses	7,742	7,326	16,102	13,123

Income before interest and other income, minority interest and taxes	20,299	11,589	38,486	22,632

Interest and other income	1,131	5,646	2,625	11,654
Net change in fair value of investments in debt securities and non-recourse indebtedness	(132,651)	—	70,208	—
Net change in fair value of derivative contracts	37,055	17,239	(45,808)	19,592
Credit default swap premiums	(1,536)	(185)	(2,872)	(185)
Impairments on investments and intangible assets	(4,286)	(74,443)	(12,844)	(74,428)
Loss on disposition of consolidated entities	(5,558)	—	(5,558)	—
Net realized loss on sale of assets	(1,742)	(723)	(3,191)	(4,397)

Income (loss) before minority interest and benefit (provision) for income taxes	(87,288)	(40,877)	41,046	(25,132)
Minority interest	3,109	(6,127)	(40,765)	(9,697)

Income (loss) before benefit (provision) for income taxes	(84,179)	(47,004)	281	(34,829)
Benefit (provision) for income taxes	2,975	(213)	3,402	(610)

Net income (loss)	$(81,204)	$(47,217)	$3,683	$(35,439)

Earnings (loss) per share—basic:
Basic earnings (loss) per share	$(1.36)	$(0.86)	$0.06	$(0.65)

Weighted-average shares outstanding—Basic	59,512,594	54,902,323	59,422,581	54,800,726

Earnings (loss) per share—diluted:
Diluted earnings (loss) per share	$(1.36)	$(0.86)	$0.06	$(0.65)

Weighted-average shares outstanding—Diluted	59,512,594	54,902,323	59,635,405	54,800,726

Distributions declared per common share	$0.25	$0.31	$0.50	$0.61

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited and in thousands)

	For the Three-Month Period Ended June 30, 2008	For the Three-Month Period Ended June 30, 2007	For the Six-Month Period Ended June 30, 2008	For the Six-Month Period Ended June 30, 2007
Net income (loss)	$(81,204)	$(47,217)	$3,683	$(35,439)
Other comprehensive income (loss):
Net change in the fair value of cash-flow hedges	—	53,371	—	43,489
Reclassification adjustments associated with unrealized losses (gains) from cash flow hedges included in net income	41,924	(44)	44,507	(67)
Net change in the fair value of available-for-sale securities	—	(22,033)	—	(8,523)
Allocation to minority interests	(668)	(26,973)	(1,295)	(58,853)

Total other comprehensive income (loss)	41,256	4,321	43,212	(23,954)

Comprehensive income (loss)	$(39,948)	$(42,896)	$46,895	$(59,393)

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited and in thousands, except share information)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance, December 31, 2007	59,319,798	$59	$481,850	$(1,545,464)	$(1,335,983)	$(2,399,538)
Net income	—	—	—	—	3,683	3,683
Cumulative effect of adjustment from adoption of SFAS No. 159	—	—	—	1,478,224	1,107,205	2,585,429
Other comprehensive income	—	—	—	43,212	—	43,212
Stock-based compensation expense	272,333	1	959	—	—	960
Dividends declared on common stock	—	—	—	—	(30,376)	(30,376)

Balance, June 30, 2008	59,592,131	$60	$482,809	$(24,028)	$(255,471)	$203,370

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	For the Six-Month Period Ended June 30, 2008	For the Six-Month Period Ended June 30, 2007
Operating activities:
Net income	$3,683	$(35,439)
Adjustments to reconcile net income to cash flow from operating activities:
Minority interest	40,765	9,697
Provision for loan losses	15,455	5,459
Stock-based compensation expense	960	1,065
Net premium and discount amortization on investments and loans	239	647
Amortization of deferred financing costs	1,068	3,641
Accretion of discounts on indebtedness	565	351
Net change in fair value of derivative contracts	29,530	(2,943)
Net change in fair value of debt securities and non-recourse indebtedness	(70,208)	—
Impairments on other assets	12,844	74,428
Net realized loss on sale of assets	3,191	4,397
Loss on disposition of consolidated entities	5,558	—
Changes in assets and liabilities:
Accrued interest receivable	13,018	777
Other assets	69,433	(672)
Accrued interest payable	(25,035)	1,749
Related party payable	405	(169)
Other liabilities	(3,598)	19,585

Net cash provided by operating activities	97,873	82,573
Investing activities:
Purchase of investments in debt securities and security-related receivables	(10,122)	(1,943,008)
Principal repayments from debt securities and security-related receivables	15,945	25,422
Purchase of loans	(133,312)	(505,549)
Principal repayments from loans	131,289	269,287
Proceeds from sale of loans	68,197	529,680
Proceeds from sale of debt securities and security-related receivables	15,215	903,060
(Increase) decrease in restricted cash and warehouse deposits	3,964	(140,666)

Net cash provided by (used in) investing activities	91,176	(861,774)
Financing activities:
Proceeds from repurchase agreements	—	245,689
Repayments of repurchase agreements	—	(3,215,965)
Proceeds from issuance of CDO notes payable	42,386	2,495,625
Repayments of CDO notes payable	(32,493)	(11,321)
Proceeds from issuance of trust preferred obligations	—	162,603
Proceeds from warehouse credit facilities	131,890	448,920
Repayments of warehouse credit facilities	(157,187)	(462,558)
Proceeds from issuance of recourse indebtedness	—	208,995
Repayment of recourse indebtedness	—	(40,000)
Proceeds from issuance of securitized mortgage debt	—	1,014,600
Repayments of securitized mortgage debt	(71,203)	—
Proceeds from other derivative contracts	—	5,385
Repayments of other derivative contracts	(3,190)	—
Proceeds from cash flow hedges	—	6,356
Proceeds from issuance of preference shares of CDOs	—	15,103
Distributions to minority interest holders in CDOs	(9,550)	(8,768)
Payments for deferred debt issuance costs	—	(29,994)
Proceeds from issuance of common stock	—	71,997
Repurchase of common stock	—	(32,568)
Distributions paid to common stockholders	(33,907)	(33,058)

Net cash provided by (used in) financing activities	(133,254)	841,041

Net change in cash and cash equivalents	$55,795	$61,840
Cash and cash equivalents at the beginning of the period	80,176	51,821

Cash and cash equivalents at the end of the period	$135,971	$113,661

Supplemental cash flow information:
Non-cash decrease in assets upon disposition of consolidated entity	$313,950	$—
Non-cash decrease in liabilities upon disposition of consolidated entity	313,950	—
Distributions payable	15,239	—

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of June 30, 2008

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

The Company is a specialty finance company that invests in multiple asset classes with the objective of generating risk-adjusted returns and predictable cash distributions for its stockholders, subject to maintaining the Company’s status as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and its exemption from regulation under the Investment Company Act of 1940, as amended, or the Investment Company Act. The Company seeks to achieve its investment objectives by investing primarily in the following target asset classes:

•

subordinated debt financings originated by the Company’s manager or third parties, primarily in the form of trust preferred securities, or TruPS, issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies;

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

The Company may also invest opportunistically from time to time in other types of investments within its manager’s and Cohen Brothers, LLC’s (“Cohen & Company”) areas of expertise and experience, subject to maintaining its qualification as a REIT and an exemption from regulation under the Investment Company Act of 1940.

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

The fair value of the Company’s financial instruments is generally based on observable market prices or inputs or derived from such prices or inputs. When quoted market prices are not available because certain financial instruments do not actively trade in the public markets, fair value is based on comparisons to similar instruments or from internal valuation models.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, its age, whether the financial instrument is traded on an active exchange or in the secondary market, the current market conditions, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Fair value for certain of the Company’s Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. In accordance with SFAS No. 157, the impact of the Company’s own credit and creditworthiness of consolidated CDOs is also considered when measuring the fair value of liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

Financial instruments that are generally classified in Level 3 of the fair value hierarchy primarily consist of investments in TruPS and TruPS security-related receivables, certain MBS, and CDO notes payable. The valuation techniques used for those financial instruments classified in Level 3 are described below.

TruPS and TruPS Security-Related Receivables: The fair value of investments in TruPS is estimated using internal valuation models. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.

MBS: The fair value of investments in MBS is determined based on external price and spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds.

CDO Notes Payable: The fair value of CDO notes payable liabilities is estimated using external price data (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on prices of comparable notes payable, or discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. The Company elected to apply the fair value option for its investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The Company has elected the fair value option for these instruments to enhance the transparency of its financial condition. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2008 due to the adoption of SFAS No. 159 was an increase to accumulated deficit of $1.1 billion. The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments were recorded as of January 1, 2008 (amounts in thousands):

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

Investments

The Company invests primarily in TruPS and MBS debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments is based on quoted market prices from independent pricing sources, or when quoted market prices are not available because certain securities do not actively trade in the public markets, based on comparisons to similar instruments or from internal pricing models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions. Upon the sale of a security, the realized gain or loss is computed on a specific identification basis and is recorded as a component of earnings in the respective period.

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

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Assets and Liabilities at Fair Value as of June 30, 2008
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in TruPS and TruPS security-related receivables	$—	$—	$3,245,259	$3,245,259
MBS	—	—	925,223	925,223
Other investments	—	—	1,654	1,654

Total Assets	—	—	4,172,136	4,172,136
Liabilities:
TruPS CDO notes payable	$—	$—	$2,827,568	$2,827,568
MBS CDO notes payable	—	—	883,178	883,178
TruPS obligations	—	—	222,343	222,343
Interest rate swap liabilities	—	103,757	—	103,757

Total Liabilities	—	$103,757	$3,933,089	$4,036,846

The tables presented below summarize the change in asset and liability carrying values associated with Level III financial instruments during the six-month period ending June 30, 2008 (amounts in thousands):

Assets	Investment in TruPS and TruPS Security-Related Receivables	MBS	Other Investments	Total
Balance at January 1, 2008	$4,421,149	$2,091,007	$3,712	$6,515,868
Net payments, purchases and sales	(10,347)	(320,255)	(695)	(331,297)
Net transfers in/(out)	—	—	—	—
Gains/(losses) recorded in income	(1,165,543)	(845,529)	(1,363)	(2,012,435)

Balance at June 30, 2008	$3,245,259	$925,223	$1,654	$4,172,136

Liabilities	TruPS CDO Notes Payable	MBS CDO Notes Payable	TruPS Obligations	Total
Balance at January 1, 2008	$4,009,015	$2,027,682	$303,595	$6,340,292
Net Payments, purchases and sales	(10,529)	(309,780)	—	(323,116)
Net Transfers In/(Out)	—	—	—	—
(Gains)/Losses Recorded in income	(1,170,918)	(829,110)	(81,252)	(2,084,087)

Balance at June 30, 2008	$2,827,568	$883,178	$222,343	$3,933,089

NOTE 4: INVESTMENTS IN DEBT SECURITIES

The following table summarizes the Company’s investments in debt securities and security-related receivables as of June 30, 2008:

Investment Description	Amortized Cost	Net Change in Fair Value	Estimated Fair Value	Weighted Average Coupon	Weighted- Average Years to Maturity
Investments in TruPS and subordinated debentures and security-related receivables	$5,535,368	$(2,290,109)	$3,245,259	5.5%	27.8
MBS	2,063,532	(1,138,309)	925,223	3.7%	6.4
Other investments	1,654	—	1,654	—	7.1

Total	$7,600,554	$(3,428,418)	$4,172,136	5.0%	22.0

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

The Company’s investments in security-related receivables represent securities owned by CDO entities that are collateralized by TruPS and subordinated debentures owned by a consolidated subsidiary where the transfers are accounted for as financings under SFAS No. 140. These transactions are accounted for as financings due to certain constraints that limit further pledging or exchanging of the assets and the continuing involvement of investment banks with each of these transactions. As of June 30, 2008, the Company’s consolidated financial statements included $505.1 million of security-related receivables held at fair value.

As of June 30, 2008, the aggregate principal amount of investments in the eleven TruPS investments that are defaulted or are currently deferring interest payments is $282.3 million, representing approximately 5.5% of the Company’s combined TruPS portfolio. As of June 30, 2008, the $145 million of defaulted securities, which includes securities issued by IndyMac Bancorp, have been completely written off in the Company’s consolidated financial statements. For the three-months ended June 30, 2008, investment interest income is net of a $4.4 million reserve for interest income related to $245.5 million of the currently deferring or defaulted securities.

The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in seven of the eight CDOs in which the Company holds equity interests. One of the CDO over-collateralization failures has since been cured, bringing the total number of TruPS CDOs in over-collateralization failure status to six as of June 30, 2008. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests. The Company currently projects that three of the six affected CDOs may cure the over-collateralization failures and recommence making equity distributions within 3 to 6 quarters and the other three may do so within 20 to 35 quarters. These cash flow projections assume zero recovery of principal or interest on any of the currently deferring or defaulted securities and no additional deferrals. There can be no assurance that we will not experience additional deferrals or defaults that will result in further over-collateralization test failures or extend the expected cure periods of the deals currently failing over-collateralization tests.

The following table summarizes ratings of the MBS investments held by consolidated Kleros Real Estate CDOs (categorized based on fair value as of June 30, 2008 as rated by Standard & Poor’s (“S&P”) as of July 2008):

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second- Lien per Rating Category	% of Second- Lien per Rating Category
	(dollars in thousands)
AAA	$477,062	51.5%	$6,829	4.4%	$—	0.0%
AA+	119,407	12.9%	46,310	29.4%	264	6.3%
AA	122,689	13.3%	15,153	9.7%	89	2.1%
AA–	32,405	3.5%	7,351	4.7%	29	0.7%
A+	38,245	4.1%	12,538	8.0%	430	10.2%
A	34,034	3.7%	14,390	9.2%	—	0.0%
A–	1,615	0.2%	575	0.4%	85	2.0%
BBB+	1,334	0.1%	963	0.6%	22	0.5%
BBB	14,511	1.6%	5,270	3.4%	807	19.1%
BBB–	814	0.1%	—	0.0%	813	19.3%
BB+ and below	83,107	9.0%	47,519	30.2%	1,684	39.8%

Total	$925,223	100.0%	$156,898	100.0%	$4,223	100.0%

(1)	We generally consider a loan to a borrower with a FICO score of less than 625 to be a subprime loan.

As previously disclosed, the Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed over-collateralization tests, the net interest earnings of these CDOs continues to be reflected in the Company’s net investment income and taxable income. In addition, we received written notice from the trustees of Kleros Real Estate I, II, and III that each CDO has experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder.

On May 1, 2008, the Company received written notice from the trustee of Kleros Real Estate III that the controlling class debtholder has submitted a notice of liquidation. The liquidation of Kleros Real Estate III occurred in June 2008 through a series of auctions of the underlying collateral and the final distribution of the liquidation proceeds was delivered to the controlling class debtholder in the same period. Upon the commencement of the liquidation process the Company determined that it was no longer the primary beneficiary of Kleros Real Estate III, and in accordance with FIN 46(R) deconsolidated the Kleros Real Estate III entity from its consolidated financial statements in June 2008.

As of the current date, the controlling class debtholders of Kleros Real Estate I and II have not exercised their rights to liquidate either CDO. Since the Company is not receiving any cash flow from its investments in any of the Kleros Real Estate CDOs, the events of default and liquidation described above do not have any further impact on the Company’s cash flows. However, the assets of the Kleros Real Estate I and II CDOs and the income they generate for tax purposes are a component of the Company’s REIT qualifying assets and income. If more than one of the three remaining Kleros Real Estate CDOs is liquidated, the Company may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If the Company is not able to invest in sufficient other REIT qualifying assets, its ability to qualify as a REIT could be materially adversely affected.

Substantially all of the Company’s investments in TruPS, subordinated debentures and MBS collateralize debt issued through consolidated CDO entities, consolidated Trust VIEs, or warehouse credit facilities. Consolidated CDO entities are generally subject to an indenture which dictates substantially all of the operating activities of the CDO. These indentures generally require that certain credit quality and over-collateralization tests are met. To the extent a CDO fails to pass such tests, cash flows from the assets may be directed to be used to repay the CDO debt obligations. The assets of the Company’s consolidated CDOs collateralize the debt of such entities and are not available to the Company’s general creditors. Similarly, the debt of such entities is not recourse to the Company.

NOTE 5: LOANS

The Company’s investments in loans are accounted for at amortized cost. The following table summarizes the Company’s investments in loans as of June 30, 2008:

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Carrying Amount	Number of Loans	Weighted- Average Interest Rate	Weighted- Average Contractual Maturity Date
	(dollars in thousands)
5/1 Adjustable rate residential mortgages	$648,471	$5,885	$654,356	1,570	6.3%	July 2036
7/1 Adjustable rate residential mortgages	229,332	3,199	232,531	525	6.6%	Dec 2036
10/1 Adjustable rate residential mortgages	74,018	1,237	75,255	195	6.8%	Sept 2036
Commercial loan (1)	7,464	—	7,464	1	21.0%	—
Leveraged loans	857,522	(4,487)	853,035	410	6.7%	Apr 2013

Total	$1,816,807	$5,834	$1,822,641	2,701	6.5%

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

The Company maintains an allowance for loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, which considers historical and industry loss experience, economic conditions and trends, estimated fair values and the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). As of June 30, 2008, the Company maintained an allowance for loan losses of $33.5 million. As of June 30, 2008, the Company has placed $33.8 million of residential mortgage loans on non-accrual status.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans as of June 30, 2008 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	69	$27,652
60 to 89 days	27	10,111
90 days or more	149	58,212

Total	245	$95,975

During the three and six-month period ended June 30, 2008, the Company foreclosed on 15 and 30 residential mortgage loans with fair values of $1.7 million and $6.8 million, respectively, which are classified as real estate owned (REO). The Company records REO property at fair value within other assets in its consolidated balance sheet. During the three and six-month period ended June 30, 2008, the Company recorded charge-offs of $3.7 million and $5.9 million, respectively, as a result of foreclosing on these properties. As of June 30, 2008, the Company had $11.7 million of REO property recorded within other assets in the consolidated financial statements.

As of June 30, 2008, approximately $962.1 million of the carrying value of the Company’s residential mortgages was pledged as collateral for securitized mortgage debt. In addition, substantially all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CLO notes payable.

As of June 30, 2008, 46.9% of the carrying value of the Company’s residential mortgages were concentrated in residential mortgages collateralized by property in California.

NOTE 6: INDEBTEDNESS

The following table summarizes the Company’s total indebtedness as of June 30, 2008 (includes recourse and non-recourse indebtedness):

Description	Amortized Cost	Net Change in Fair Value	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Weighted- Average Contractual Maturity
Non-recourse indebtedness:
Trust preferred obligations	$382,600	$(160,257)	$222,343	4.3% to 8.7%	5.7%	Oct 2036
Securitized mortgage debt	888,920	—	888,920	5.0% to 6.0%	5.7%	Mar 2017
CDO notes payable (1)	8,471,370	(4,080,294)	4,391,076	2.6% to 7.9%	3.2%	Apr 2039
Warehouse credit facilities	130,687	—	130,687	3.9%	3.9%	May 2009

Total non-recourse indebtedness	$9,873,577	$(4,240,551)	$5,633,026

Recourse indebtedness:
Junior subordinated debentures	$49,614	—	$49,614	7.0% to 9.5%	8.4%	Sept 2038
Contingent convertible debt	140,000	—	140,000	7.6%	7.6%	May 2027

Total recourse indebtedness	$189,614	—	$189,614

Total indebtedness	$10,063,191	$(4,240,551)	$5,822,640

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation. Carrying amount includes $3,710,746 of liabilities at fair value.

Recourse indebtedness refers to indebtedness that is recourse to the general assets of the Company. As indicated in the table above, the Company’s consolidated financial statements include recourse indebtedness of $189.6 million as of June 30, 2008. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs, CLOs and other securitization vehicles) which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to the general credit of the Company. As of June 30, 2008, the Company’s maximum exposure to economic loss as a result of its involvement with each VIE is the $461.8 million of capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

(a)	Repurchase agreements

As of June 30, 2008, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

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

(d) Warehouse Credit Facilities

As of June 30, 2008, the Company’s consolidated financial statements included $130.7 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to on-balance sheet warehouse facilities entered into by a subsidiary of the Company utilized to finance the acquisition of leveraged loans on a short-term basis until CDO notes payable are issued to finance the investments on a longer-term basis. The Company’s maximum economic exposure to loss on the warehouse credit facility is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangement. As of June 30, 2008, the Company has invested $40.1 million of capital in this financing arrangement, which provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate and matures in May 2009.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the Company’s derivative instruments which are included in other assets and other liabilities (amounts in thousands):

	As of June 30, 2008
	Notional	Net Fair Value
Interest Rate Related:
Interest rate swaps	$1,815,359	$(104,172)
Basis swaps	385,000	415
Credit default swaps	—	—

Net fair value	$2,200,359	$(103,757)

The following table summarizes by derivative instrument type the effect on income for the following periods (amounts in thousands):

	For the six-month period ended June 30, 2008		For the six-month period ended June 30, 2007
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)
Interest rate swaps	$(4,041)	$(58,917)	$3,521	$2,621
Basis swaps	—	35	—	(152)
Warehouse financing arrangements	—	—	—	1,766
Credit default swaps	—	17,115	—	11,836

Net realized and unrealized gains (losses) on derivatives	$(4,041)	$(41,767)	$3,521	$16,071

	For the three-month period ended June 30, 2008		For the three-month period ended June 30, 2007
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)
Interest rate swaps	$(1,458)	$32,494	$—	$4,500
Basis swaps	—	(205)	—	(146)
Warehouse financing arrangements	—	—	—	1,049
Credit default swaps	—	6,224	—	11,836

Net realized and unrealized gains (losses) on derivatives	$(1,458)	$38,513	$—	$17,239

The gains recorded in 2008 as described in the tables above were offset by the reclassification to the income statement of $40.6 million of cash flow hedge losses that were previously recorded in accumulated other comprehensive loss. The reclassifications resulted from the Company’s determination that the forecasted transactions that the instruments hedge are no longer probable of occurring due to the likelihood of or actual liquidation of our Kleros Real Estate I, II and III portfolios.

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

Credit Default Swaps

During June 2008, the Company sold the subsidiary that owned $87.5 million notional of CDS positions for $70.4 million in proceeds (inclusive of the $69.3 million of counterparty margin held as of March 31, 2008). During the three-month period ended June 30, 2008, the Company recorded a net loss upon disposition of the consolidated subsidiary of $5.6 million, which was offset by approximately $6.2 million of unrealized gains on CDS recorded during the same period. The Company records both realized and unrealized changes in fair value on the CDS contracts within net change in fair value of derivative contracts in the consolidated statements of income (loss). Following the June 2008 sale, the Company no longer holds any investments in CDS.

NOTE 8: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the following periods (dollars in thousands, except per share data):

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Net income (loss)	$(81,204)	$ (47,217)	$3,683	$(35,439)

Weighted-average common shares outstanding—Basic	59,512,594	54,902,323	59,422,581	54,800,726
Unvested restricted common shares under the treasury stock method	—	—	212,824	—

Weighted-average shares outstanding—Diluted	59,512,594	54,902,323	59,635,405	54,800,726

Earnings (loss) per share—Basic	$(1.36)	$(0.86)	$0.06	$(0.65)

Earnings (loss) per share—Diluted	$(1.36)	$(0.86)	$0.06	$(0.65)

Anti-dilutive shares	356,973	575,956	—	853,160

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

During both the three-month period ended June 30, 2008 and 2007, the Company incurred base and incentive management fees, net of asset management fee credits, of $0. The Company recognized stock-based compensation expense of $0.4 million and $0.7 million related to restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company during the three-month period ended June 30, 2008 and 2007, respectively.

During both the six-month period ended June 30, 2008 and 2007, the Company incurred base and incentive management fees, net of asset management fee credits of $0. The Company recognized stock-based compensation expense of $0.8 million and $1.0 million related to restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company during the six-month period ended June 30, 2008 and 2007, respectively.

During the three-month period ended June 30, 2008 and 2007, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $3.8 million and $3.7 million, respectively. During the same periods, Cohen & Company earned origination, structuring and placement fees of $0.6 million and $4.1 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen & Company received $28 thousand and $4.5 million, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

During the six-month period ended June 30, 2008 and 2007, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $8.1 million and $6.7 million, respectively. During the same periods, Cohen & Company earned origination, structuring and placement fees of $1.4 million and $16.7 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen & Company received $43 thousand and $10.2 million, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

The leveraged loan CLO vehicles consolidated by the Company are committed to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the CLO vehicle to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of June 30, 2008, the consolidated CLO vehicles had committed to participate in funding approximately $4.5 million of leveraged loans. The CLO vehicles will use amounts currently included in restricted cash to fund these purchases.

As of June 30, 2008, the consolidated CDO and CLO entities have requirements to purchase $69.7 million of additional collateral assets in order to complete the accumulation of the required amount of collateral assets. Of this amount, $42.0 million has already been advanced to consolidated CDOs and CLOs through CDO and CLO notes payable and is included within restricted cash on the consolidated balance sheet as of June 30, 2008.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, constitute “forward-looking statements” within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. These risks include our failure to successfully execute our business plan, continued disruption in the U.S. credit markets generally and the mortgage loan and CDO markets particularly, our inability to gain access to additional financing, the limited availability of additional investment portfolios for future acquisition, performance of our existing investments, our failure to maintain REIT status, the cost of capital, as well as the additional risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission (“SEC”). We disclaim any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

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

Impact of Market Events on Our Business

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007 and remains depressed as of the date of this filing. Concerns about the capital adequacy of U.S. government-sponsored entities that support the residential mortgage market, such as Fannie Mae and Freddie Mac, increasing commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in MBS, leveraged loans and bank and insurance company debt. We typically finance our investments with on and off-balance sheet warehouse facilities and on-balance sheet CDOs and CLOs. In an effort to seek to offset losses in our investments, we began purchasing credit defaults swaps, or CDS, in 2007.

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

Our maximum loss from investments in MBS is limited to the $90 million that we invested into the three remaining Kleros Real Estate CDOs. The CDOs are governed by legal indentures that provide us with no rights to the CDOs assets and provide the CDO noteholders with no recourse to us. We consolidate the Kleros Real Estate CDOs in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is $90 million. We have effectively written down our remaining $90 million equity investment in the Kleros Real Estate CDOs to zero.

During the second quarter of 2007, the Company began to purchase CDS contracts referenced to certain MBS and CDOs that trade in the public markets. In June 2008, the Company sold the subsidiary that owned the remaining $87.5 million notional of CDS positions for $70.4 million in proceeds (inclusive of the $69.3 million of counterparty margin held as of March 31, 2008). During the three-month period ended June 30, 2008, the Company recorded a net loss upon disposition of the consolidated subsidiary of $5.6 million, which was offset by approximately $6.2 million of unrealized gains on CDS recorded during the same period. The Company records both realized and unrealized changes in fair value on the CDS contracts within net change in fair value of derivative contracts in the consolidated statements of income (loss). Following the June 2008 sale, the Company no longer holds any investments in CDS.

As previously disclosed, the Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed over-collateralization tests, the net interest earnings of these CDOs continues to be reflected in the Company’s net investment income and taxable income. In addition, we received written notice from the trustees of Kleros Real Estate I, II, and III that each CDO has experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder.

On May 1, 2008, the Company received written notice from the trustee of Kleros Real Estate III that the controlling class debtholder has submitted a notice of liquidation. The liquidation of Kleros Real Estate III occurred in June 2008 through a series of auctions of the underlying collateral and the final distribution of the liquidation proceeds was delivered to the controlling class debtholder in the same period. Upon the commencement of the liquidation process the Company determined that it was no longer the primary beneficiary of Kleros Real Estate III, and in accordance with FIN 46(R) deconsolidated the Kleros Real Estate III entity from its consolidated financial statements in June 2008. Additionally, the Company is no longer able to include the liquidated assets and the related income as a component of its REIT qualifying assets.

As of the current date, the controlling class debtholders of Kleros Real Estate I and II have not exercised their rights to liquidate either CDO. Since the Company is not receiving any cash flow from its investments in any of the Kleros Real Estate CDOs, the events of default and liquidation described above do not have any further impact on the Company’s cash flows. However, the assets of the Kleros Real Estate I and II CDOs and the income they generate for tax purposes are a component of the Company’s REIT qualifying assets and income. If more than one of the three remaining Kleros Real Estate CDOs is liquidated, the Company may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If the Company is not able to invest in sufficient other REIT qualifying assets, its ability to qualify as a REIT could be materially adversely affected.

Our Bank and Insurance TruPS Investments

We invest in TruPS issued by banks and surplus notes issued by insurance companies through our Alesco CDO subsidiaries. As of the date of this filing, we have experienced eleven bank deferrals and no insurance deferrals in our TruPS portfolio. As of June 30, 2008, the aggregate principal amount of investments in the eleven TruPS investments that are defaulted or are currently deferring interest payments is $282.3 million, representing approximately 5.5% of the Company’s combined TruPS portfolio. As of June 30, 2008, the $145 million of defaulted securities, which includes securities issued by IndyMac Bancorp, have been completely written off in the Company’s consolidated financial statements. For the three-months ended June 30, 2008, investment interest income is net of a $4.4 million reserve for interest income related to $245.5 million of the currently deferring or defaulted securities.

The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in seven of the eight CDOs in which the Company holds equity interests. One of the CDO over-collateralization failures has since been cured, bringing the total number of TruPS CDOs in over-collateralization failure status to six as of June 30, 2008. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests. The Company currently projects that three of the six affected CDOs may cure the over-collateralization failures and recommence making equity distributions within 3 to 6 quarters and the other three may do so within 20 to 35 quarters. These cash flow projections assume zero recovery of principal or interest on any of the currently deferring or defaulted securities and no additional deferrals. There can be no assurance that we will not experience additional deferrals or defaults that will result in further over-collateralization test failures or extend the expected cure periods of the deals currently failing over-collateralization tests.

Our Leveraged Loan Investments

We invest in leveraged loans through our Emporia CLO subsidiaries and through investments held in on-balance sheet warehouse facilities. As of the date of filing this report, the leveraged loans in our portfolio have not suffered material defaults or losses. However, the general disruption in the structured products markets has made it difficult to securitize leveraged loans through CLOs. As a result, we are holding assets on warehouse lines longer than originally anticipated. We earn returns from the loans while they are on warehouse lines, but we must also maintain cash collateral with the warehouse lenders during the term of the warehouse lines. The cash we maintain as collateral with our warehouse lenders is not available to us to make new investments or pay distributions until the assets are sold from the warehouse line. We have seen warehouse lenders generally increase their cash collateral requirements as the difficult credit environment has continued. In addition, banks are generally less willing or able to provide warehouse financing in the current environment because their capital is constrained.

Liquidity

As mentioned above, the disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of June 30, 2008, we had $40.1 million of cash deposited with a warehouse lender to collateralize a warehouse facility for leverage loans. If the securitization markets remain effectively closed for an extended period, we may lose the first loss cash that we had deposited with the warehouse lender. In addition, our inability to maintain compliance with the over-collateralization requirements of our CDO and CLO financing arrangements can materially adversely affect our cash flow from operations and our ability to make distributions to our stockholders for the reasons discussed above. As previously disclosed, the realized tax losses that we have experienced during 2008, including those resulting from the failure of IndyMac Bancorp and losses on MBS in our Kleros Real Estate portfolio, are expected to significantly offset or eliminate our expected taxable income for the year ending December 31, 2008. Decisions regarding future dividends will continue to consider projections regarding our taxable income and are subject to the review and approval of our board of directors.

Critical Accounting Policies

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

The fair value of the Company’s financial instruments is generally based on observable market prices or inputs or derived from such prices or inputs. When quoted market prices are not available because certain financial instruments do not actively trade in the public markets, fair value is based on comparisons to similar instruments or from internal valuation models.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, its age, whether the financial instrument is traded on an active exchange or in the secondary market, the current market conditions, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Fair value for certain of the Company’s Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. In accordance with SFAS No. 157, the impact of the Company’s own credit and creditworthiness of consolidated CDOs is also considered when measuring the fair value of liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

Financial instruments that are generally classified in Level 3 of the fair value hierarchy primarily consist of investments in TruPS and TruPS security-related receivables, certain MBS, and CDO notes payable. The valuation techniques used for those financial instruments classified in Level 3 are described below.

TruPS and TruPS Security-Related Receivables: The fair value of investments in TruPS is estimated using internal valuation models. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.

MBS: The fair value of investments in MBS is determined based on external price and spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds.

CDO Notes Payable: The fair value of CDO notes payable liabilities is estimated using external price data (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on prices of comparable notes payable, or discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. The Company elected to apply the fair value option for its investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The Company has elected the fair value option for these instruments to enhance the transparency of its financial condition. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2008 due to the adoption of SFAS No. 159 was an increase to accumulated deficit of $1.1 billion. The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments were recorded as of January 1, 2008 (amounts in thousands):

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

Investments

The Company invests primarily in TruPS and MBS debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments is based on quoted market prices from independent pricing sources, or when quoted market prices are not available because certain securities do not actively trade in the public markets, based on comparisons to similar instruments or from internal pricing models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions. Upon the sale of a security, the realized gain or loss is computed on a specific identification basis and is recorded as a component of earnings in the respective period.

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

Our Investment Portfolio

The following table summarizes our allocation of capital and book value as of June 30, 2008 (amounts in thousands, except share and per share data):

	Capital Allocation as of June 30, 2008 (A)	% of Capital	Book Value as of June 30, 2008
TruPS investments	$239,249	35%	$106,040
Leveraged loan investments	88,171	13%	79,069
Kleros Real Estate MBS investments	90,000	13%	—
Residential mortgages	86,401	13%	68,037
Other investments	54,026	8%	17,616
Total uninvested cash (B)	120,733	18%	120,733

Total investible capital	678,580	100%	391,495
Recourse indebtedness	(188,125)		(188,125)

Total	$490,455		$203,370

Common stock outstanding as of June 30, 2008			59,592,131

Book Value per share			$3.41

(A)	Represents net cash invested through June 30, 2008.
(B)	Reduced for dividend payable of $15.2 million at June 30, 2008.

TruPS Investments. During the three-month and six-month period ended June 30, 2008 the Company has recorded losses of $1.0 billion and $1.2 billion, respectively, relating to changes in fair value of its TruPS debt securities. The Company determined that these changes in fair value resulted from specific issuer credit matters, widening of credit spreads, volatility in interest rates, and other qualitative factors relating to macro-credit conditions.

        The portfolio consists of approximately 76% bank related investments and 24% insurance related investments. The terms of each of our long-term CDO financings include limitations on specific issuer concentrations, which typically limit the par value of the underlying collateral securities included in the CDO from any single issuer to no greater than 3%. As of June 30, 2008, we had three issuers with concentrations ranging from 2.2% to 2.4% of our total TruPS investment portfolio, which includes the defaulted investment securities of IndyMac Bancorp, and no other issuers were greater than 1.6% of our total TruPS investment portfolio. Additionally, the banks included in our TruPS investment portfolio are concentrated in the following states as of June 30, 2008:

California	12.3%
Texas	11.7%
Illinois	9.2%
Georgia	5.2%
Virginia	4.4%
Others	57.2%

Total	100.0%

As of June 30, 2008, the aggregate principal amount of investments in the eleven TruPS investments that are defaulted or are currently deferring interest payments is $282.3 million, representing approximately 5.5% of the Company’s combined TruPS portfolio. As of June 30, 2008, the $145 million of defaulted securities, which includes securities issued by IndyMac Bancorp, have been completely written off in the Company’s consolidated financial statements. For the three-months ended June 30, 2008, investment interest income is net of a $4.4 million reserve for interest income related to $245.5 million of the currently deferring or defaulted securities.

The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in seven of the eight CDOs in which the Company holds equity interests. One of the CDO over-collateralization failures has since been cured, bringing the total number of TruPS CDOs in over-collateralization failure status to six as of June 30, 2008. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests. The Company currently projects that three of the six affected CDOs may cure the over-collateralization failures and recommence making equity distributions within 3 to 6 quarters and the other three may do so within 20 to 35 quarters. These cash flow projections assume zero recovery of principal or interest on any of the currently deferring or defaulted securities and no additional deferrals. There can be no assurance that we will not experience additional deferrals or defaults that will result in further over-collateralization test failures or extend the expected cure periods of the deals currently failing over-collateralization tests.

Leveraged Loans. We invest in debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of June 30, 2008, we had investments in approximately $853.0 million of leveraged loans and an allowance for loan losses related to these investments of $14.6 million.

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

Mortgage Loans. As of June 30, 2008, we owned approximately $951.8 million aggregate principal amount of residential prime mortgage loans with a weighted-average Fair Isaac Corp. (“FICO”) score of 734 at origination. As of June 30, 2008, we have recorded an allowance for loan losses of $18.9 million relating to these residential mortgage loans.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans as of June 30, 2008 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	69	$27,652
60 to 89 days	27	10,111
90 days or more	149	58,212

Total	245	$95,975

During the three and six-month period ended June 30, 2008, the Company foreclosed on 15 and 30 residential mortgage loans with fair values of $1.7 million and $6.8 million, respectively, which is classified as real estate owned (REO). The Company records REO property at fair value within other assets in its consolidated balance sheet. During the three and six-month period ended June 30, 2008, the Company recorded charge-offs of $3.7 million and $5.9 million, respectively, as a result of foreclosing on these properties. As of June 30, 2008, the Company had $11.7 million of REO property recorded within other assets in the consolidated financial statements.

MBS and Other Investments. As of June 30, 2008, we had investments in $925.2 million of MBS and $1.7 million in other investments. The $925.2 million of MBS collateralize the debt of the three remaining Kleros Real Estate CDOs that we have invested in. Our maximum loss from investments in Kleros Real Estate MBS is limited to our remaining $90 million of invested capital. The CDOs are governed by legal indentures that provide us with no rights to the CDOs assets and provide the CDO noteholders with no recourse to us. We consolidate the three remaining Kleros Real Estate CDOs in accordance with FIN 46R, which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is our remaining $90 million investment. We record the investments and CDO debt at fair value.

The following table summarizes ratings of the MBS investments included in our Kleros Real Estate CDOs (categorized based on fair value as of June 30, 2008 as rated by S&P as of July 2008):

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second- Lien per Rating Category	% of Second- Lien per Rating Category
	(dollars in thousands)
AAA	$477,062	51.5%	$6,829	4.4%	$—	0.0%
AA+	119,407	12.9%	46,310	29.4%	264	6.3%
AA	122,689	13.3%	15,153	9.7%	89	2.1%
AA–	32,405	3.5%	7,351	4.7%	29	0.7%
A+	38,245	4.1%	12,538	8.0%	430	10.2%
A	34,034	3.7%	14,390	9.2%	—	0.0%
A–	1,615	0.2%	575	0.4%	85	2.0%
BBB+	1,334	0.1%	963	0.6%	22	0.5%
BBB	14,511	1.6%	5,270	3.4%	807	19.1%
BBB–	814	0.1%	—	0.0%	813	19.3%
BB+ and below	83,107	9.0%	47,519	30.2%	1,684	39.8%

Total	$925,223	100.0%	$156,898	100.0%	$4,223	100.0%

(1)	We generally consider a loan to a borrower with a FICO score of less than 625 to be a sub-prime loan.

On May 1, 2008, the Company received written notice from the trustee of Kleros Real Estate III that the controlling class debtholder has submitted a notice of liquidation. The liquidation of Kleros Real Estate III occurred in June 2008 through a series of auctions of the underlying collateral and the final distribution of the liquidation proceeds was delivered to the controlling class debtholder in the same period. Upon the commencement of the liquidation process the Company determined that it was no longer the primary beneficiary of Kleros Real Estate III, and in accordance with FIN 46(R) deconsolidated the Kleros Real Estate III entity from its consolidated financial statements in June 2008.

Credit Default Swaps (CDS). During June 2008, the Company sold a subsidiary that owned the remaining $87.5 million notional of CDS positions for $70.4 million in proceeds (inclusive of the $69.3 million of counterparty margin held as of March 31, 2008). During the three-month period ended June 30, 2008, the Company recorded a net loss upon disposition of the consolidated subsidiary of $5.6 million, which was offset by approximately $6.2 million of unrealized gains on CDS recorded during the same period. The Company records both realized and unrealized changes in fair value on the CDS contracts within net change in fair value of derivative contracts in the consolidated statements of income (loss). Following the June 2008 sale, the Company no longer holds any investments in CDS.

Total Indebtedness. As of June 30, 2008 the Company’s consolidated financial statements included total indebtedness of $5.8 billion. Total indebtedness includes recourse indebtedness of $189.6 million and $5.6 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the $461.8 million of capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

Effective January 1, 2008, we elected the fair value option pursuant to SFAS No. 159 for our TruPS and MBS CDO notes payable and our trust preferred obligations. Upon adoption of SFAS No. 159 we recorded a one-time $2.8 billion increase to accumulated deficit. During the three-months and six-months ended June 30, 2008, we recorded $1.1 billion and $2.1 billion, respectively, of gains relating to changes in fair value of the liabilities.

Stockholders’ Equity. As of June 30, 2008 the Company’s consolidated financial statements included total stockholders’ equity of $203.4 million. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The total impact to stockholders equity that was recorded as of January 1, 2008 due to the adoption of SFAS No. 159 was a gain of $2.6 billion.

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

Results of Operations

Comparison of the Three-Month Period Ended June 30, 2008 to the Three-Month Period Ended June 30, 2007

Net income (Loss). Our net loss increased $34 million to approximately ($81.2) million for the three-month period ended June 30, 2008 from a net loss of ($47.2) million for the three-month period ended June 30, 2007. Our net loss for the three-month period ended June 30, 2008 was attributable to changes in fair value of financial instruments recorded in earnings subsequent to our adoption of SFAS No. 159, reclassification into the income statement of MBS related cash flow hedging losses that were previously included in accumulated other comprehensive loss, and net investment income generated by our investments in TruPS, MBS and leveraged loans and investments in residential mortgages. Our net loss for the three-month period ended June 30, 2007 was primarily attributable to net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS, which were offset by impairments on investments of approximately $74.4 million.

Net investment income. Our net investment income increased $9.1 million to $28.0 million for the three-month period ended June 30, 2008 from approximately $18.9 million for the three-month period ended June 30, 2007. The table below summarizes net investment income by investment type for the following periods:

For the Three-Month Period Ended June 30, 2008

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$73,457	$(49,379)	$—	$24,078
Investments in Leveraged Loans	14,908	(7,866)	(2,331)	4,711
Investments in Mortgage-Backed Securities	34,149	(26,436)	—	7,713
Investments in Residential Mortgages	14,439	(13,993)	(5,560)	(5,114)
Other investments	567	—	—	567
Recourse indebtedness	—	(3,914)	—	(3,914)

Total	$137,520	$(101,588)	$(7,891)	$28,041

For the Three-Month Period Ended June 30, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$83,254	$(70,305)	$—	$12,949
Investments in Leveraged Loans	13,895	(9,045)	(1,905)	2,945
Investments in Mortgage-Backed Securities	58,382	(54,139)	—	4,243
Investments in Residential Mortgages	16,992	(15,807)	(1,380)	(195)
Other investments	810	(35)	—	775
Recourse indebtedness	—	(1,802)	—	(1,802)

Total	$173,333	$(151,133)	$(3,285)	$18,915

Our investment interest income decreased $35.8 million to $137.5 million for the three-month period ended June 30, 2008 from $173.3 million for the three-month period ended June 30, 2007. The decrease in investment interest income is attributable to a decrease in the weighted-average coupon rates in our target asset classes from 6.5% for the three-month period ended June 30, 2007 to 5.0% for the three-month period ended June 30, 2008, offset by an increase in the Company’s average investment balances from $10.5 billion for the three months ended June 30, 2007 to $11.3 billion for the three months ended June 30, 2008, and the reserving of $4.4 million of TruPS interest income on deferring and defaulting TruPS during the three-month period ended June 30, 2008.

Our investment interest expense decreased $49.5 million to $101.6 million for the three-month period ended June 30, 2008 from $151.1 million for the three-month period ended June 30, 2007. Upon the adoption of SFAS No. 159 we discontinued hedge accounting for a significant portion of our derivatives and therefore, approximately $11.6 million of periodic net interest payments on these interest rate swaps is no longer recorded within net investment income. Additionally, the decrease in investment interest expense is attributable to a decrease in the weighted-average coupon rate for CDO notes payable from 5.8% as of June 30, 2007 to 3.2% as of June 30, 2008.

Our provision for loan losses relates to investments in residential mortgages and leveraged loans. The provision for loan losses increased by $4.6 million, to $7.9 million for the three-month period ended June 30, 2008 from $3.3 million for the three-month period ended June 30, 2007. The increase is primarily a result of the continued increases in the number of delinquent residential mortgage loans experienced in 2008. The 60-plus day delinquencies in our residential mortgage portfolio increased from 2.2% as of June 30, 2007 to 7.2% as of June 30, 2008. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses increased by $0.4 million to $7.7 million for the three-month period ended June 30, 2008 from $7.3 million for the three-month period ended June 30, 2007. During the same periods, these non-investment expenses consisted of related party management compensation of $4.2 million and $4.3 million, respectively, and general and administrative expenses of $3.5 million and $3.0 million, respectively. During both the three-month period ended June 30, 2008 and the three-month period ended June 30, 2007, the Company incurred base and incentive management fees, net of asset management fee credits, of $0. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $0.4 million and $0.7 million during the three-month period ended June 30, 2008 and the three-month period ended June 30, 2007, respectively.

During the three-month period ended June 30, 2008 and the three-month period ended June 30, 2007, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $3.8 million and $3.7 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The increase in related party management compensation is primarily attributable to the increase in investments financed through CDO transactions and the collateral manager fees incurred by these consolidated CDO entities.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, CDO trustee compensation, rating agency fees, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income decreased by $4.5 million to $1.1 million for the three-month period ended June 30, 2008 from $5.6 million for the three-month period ended June 30, 2007. This decrease is primarily attributable to $4.3 million in reduced interest earned on cash deposits with financial institutions and interest earned on restricted cash of our consolidated CDO entities. The average total cash balance decreased from $433.8 million for the three-month period ended June 30, 2007 to $205.1 million for the three-month period ended June 30, 2008, while the average interest rate earned on cash decreased from 5.2% to 2.2% over the same period.

Net change in fair value of investments in debt securities and non-recourse indebtedness. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. During the three-month period ended June 30, 2008, the net change in fair value of investments in debt securities and non-recourse indebtedness was ($132.7) million. The net change in fair value is comprised of $1.22 billion of decreases recorded on our investments in debt securities, which was partially offset by $1.09 billion of gains recorded on liabilities.

Net change in fair value of derivative contracts. During the three-month period ended June 30, 2008 and the three-month period ended June 30, 2007, we recorded change in fair value of derivative contracts of $37.1 million and $17.2 million, respectively. Upon the adoption of FAS No. 159, we discontinued hedge accounting on a significant portion of our interest rate swaps and therefore all changes in fair value of these interest rate swaps are recorded in earnings. The change in fair value during the three-month period ended June 30, 2008 is attributable to a $30.9 million gain on interest rate swap contracts and a $6.2 million gain on our CDS positions. The interest rate swap gains described above were impacted by the reclassification to the income statement of $40.6 million of MBS related cash flow hedge losses that were previously recorded in accumulated other comprehensive loss. The reclassifications resulted from our determination that the forecasted transactions that the instruments hedge are no longer probable of occurring due to the likelihood of or actual liquidation of our Kleros Real Estate I, II and III portfolios.

Impairments on investments and intangible assets. Our impairments on investments and intangible assets decreased by $70.1 million to $4.3 million for the three-month period ended June 30, 2008 from $74.4 million for the three-month period ended June 30, 2007. The impairments on investments and intangible assets for the three-month period ended June 30, 2008 is primarily attributable to $4.1 million of charge-offs on residential mortgages. During the three-month period ended June 30, 2007, the Company recorded other-than-temporary impairments of $68.9 million in its consolidated available-for-sale MBS portfolio and recorded a $5.5 million impairment on other non-consolidated CDO investments that are primarily collateralized by MBS.

Loss on disposition of consolidated entities. During June 2008, the Company sold a subsidiary that owned the remaining $87.5 million notional of CDS positions for $70.4 million in proceeds (inclusive of the $69.3 million of counterparty margin held as of March 31, 2008). During the three-month period ended June 30, 2008, the Company recorded a net loss upon disposition of the consolidated subsidiary of $5.6 million, which was offset by approximately $6.2 million of unrealized gains on CDS recorded during the same period. The Company records both realized and unrealized changes in fair value on the CDS contracts within net change in fair value of derivative contracts in the consolidated statements of income (loss). Following the June 2008 sale, the Company no longer holds any investments in CDS.

Net realized loss on sale of assets. During the three-month period ended June 30, 2008 and the three-month period ended June 30, 2007, the Company recorded losses on the sale of assets of approximately $1.7 million and $0.7 million, respectively. During the three months ended June 30, 2008, the Company sold on-balance sheet TruPS with a par value of $8.2 million for cash proceeds of $6.5 million.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests decreased $9.2 million to ($3.1) million for the three-month period ended June 30, 2008 as compared to $6.1 million for the three-month period ended June 30, 2007. This decrease is primarily attributable to the minority interest allocation of the net change in fair value of investments in debt securities and non-recourse indebtedness.

Benefit/(Provision) for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. An income tax benefit was recorded of $3.0 million relating to a $2.6 million federal tax refund and net operating loss carryforwards from on-balance sheet warehousing facilities for the three-month period ended June 30, 2008. An income tax provision of $(0.2) million was recorded for the three-month period ended June 30, 2007.

Comparison of the Six-Month Period Ended June 30, 2008 to the Six-Month Period Ended June 30, 2007

Net income. Our net income increased $39.1 million to approximately $3.7 million for the six-month period ended June 30, 2008 from a net loss of ($35.4) million for the six-month period ended June 30, 2007. Our net income for the six-month period ended June 30, 2008 was attributable to changes in fair value of financial instruments recorded in earnings subsequent to our adoption of SFAS No. 159, reclassification into the income statement of MBS related cash flow hedging losses that were previously included in accumulated other comprehensive loss, and net investment income generated by our investments in TruPS, MBS and leveraged loans and investments in residential mortgages. Our net income for the six-month period ended June 30, 2007 was primarily attributable to net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS, which were offset by impairments on investments of approximately $74.4 million.

Net investment income. Our net investment income increased $18.8 million to $54.6 million for the six-month period ended June 30, 2008 from approximately $35.8 million for the six-month period ended June 30, 2007. The table below summarizes net investment income by investment type for the following periods:

For the Six-Month Period Ended June 30, 2008

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$167,554	$(122,075)	$—	$45,479
Investments in Leveraged Loans	31,915	(18,042)	(4,970)	8,903
Investments in Mortgage-Backed Securities	80,898	(64,785)	—	16,113
Investments in Residential Mortgages	29,988	(28,561)	(10,485)	(9,058)
Other investments	1,060	—	—	1,060
Recourse indebtedness	—	(7,909)	—	(7,909)

Total	$311,415	$(241,372)	$(15,455)	$54,588

For the Six-Month Period Ended June 30, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$153,154	$(130,816)	$—	$22,338
Investments in Leveraged Loans	25,557	(16,720)	(3,220)	5,617
Investments in Mortgage-Backed Securities	115,060	(107,621)	—	7,439
Investments in Residential Mortgages	39,301	(35,953)	(2,239)	1,109
Other investments	1,579	(35)	—	1,544
Recourse indebtedness	—	(2,292)	—	(2,292)

Total	$334,651	$(293,437)	$(5,459)	$35,755

Our investment interest income decreased $23.3 million to $311.4 million for the six-month period ended June 30, 2008 from $334.7 million for the six-month period ended June 30, 2007. The decrease in investment interest income is attributable to a decrease in the weighted-average coupon rates in our target asset classes from 6.2% for the six-month period ended June 30, 2007 to 5.4% for the six-month period ended June 30, 2008, offset by an increase in the Company’s average investment balances from $10.6 billion for the six months ended June 30, 2007 to $11.5 billion for the six months ended June 30, 2008, and the reserving of $4.4 million of TruPS interest income on deferring and defaulting TruPS during the six-month period ended June 30, 2008.

Our investment interest expense decreased $52.0 million to $241.4 million for the six-month period ended June 30, 2008 from $293.4 million for the six-month period ended June 30, 2007. Upon the adoption of SFAS No. 159 we discontinued hedge accounting for a significant portion of our derivatives and therefore, approximately $16.3 million of periodic net interest payments on these interest rate swaps is no longer recorded within net investment income. Additionally, the decrease in investment interest expense is attributable to a decrease in the weighted-average coupon rate for CDO notes payable from 5.8% as of June 30, 2007 to 3.2% as of June 30, 2008.

Our provision for loan losses relates to investments in residential mortgages and leveraged loans. The provision for loan losses increased by $10.0 million, to $15.5 million for the six-month period ended June 30, 2008 from $5.5 million for the six-month period ended June 30, 2007. The increase is primarily a result of the continued increases in the number of delinquent residential mortgage loans experienced in 2008. The 60-plus day delinquencies in our residential mortgage portfolio increased from 2.2% as of June 30, 2007 to 7.2% as of June 30, 2008. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses increased by $3.0 million to $16.1 million for the six-month period ended June 30, 2008 from $13.1 million for the six-month period ended June 30, 2007. During the same periods, these non-investment expenses consisted of related party management compensation of $8.9 million and $7.7 million, respectively, and general and administrative expenses of $7.2 million and $5.4 million, respectively. During both the six-month period ended June 30, 2008 and the six-month period ended June 30, 2007, the Company incurred base and incentive management fees, net of asset management fee credits of $0. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $0.8 million and $1.0 million during the six-month period ended June 30, 2008 and the six-month period ended June 30, 2007, respectively.

During the six-month period ended June 30, 2008 and the six-month period ended June 30, 2007, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $8.1 million and $6.7 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The increase in related party management compensation is primarily attributable to the increase in investments financed through CDO transactions and the collateral manager fees incurred by these consolidated CDO entities.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, CDO trustee compensation, rating agency fees, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income decreased by $9.1 million to $2.6 million for the six-month period ended June 30, 2008 from $11.7 million for the six-month period ended June 30, 2007. This decrease is primarily attributable to $7.7 million in reduced interest earned on cash deposits with financial institutions and interest earned on restricted cash of our consolidated CDO entities. The average total cash balance decreased from $460.7 million for the six-month period ended June 30, 2007 to $192.2 million for the six-month period ended June 30, 2008, while the average interest rate earned on cash decreased from 5.1% to 2.7% over the same period. Additionally, during the six-month period ended June 30, 2007, the Company received a one-time capital commitment fee of $1.2 million from Cohen for its services as first loss provider during the warehouse period.

Net change in fair value of investments in debt securities and non-recourse indebtedness. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. During the six-month period ended June 30, 2008, the net change in fair value of investments in debt securities and non-recourse indebtedness was $70.2 million. The net change in fair value is comprised of approximately $2.0 billion of decreases recorded on our investments in debt securities, which was more than offset by approximately $2.1 billion of gains recorded on liabilities.

Net change in fair value of derivative contracts. During the six-month period ended June 30, 2008 and the six-month period ended June 30, 2007, we recorded change in fair value of derivative contracts of $(45.8) million and $19.6 million, respectively. Upon the adoption of FAS No. 159, we discontinued hedge accounting on a significant portion of our interest rate swaps and therefore all changes in fair value of these interest rate swaps are recorded in earnings. The change in fair value during the six month period ended June 30, 2008 is primarily attributable to a $62.9 million loss on interest rate swap contracts and a $17.1 million gain on our CDS positions. The interest rate swap losses described above were impacted by the reclassification to the income statement of $40.6 million of MBS related cash flow hedge losses that were previously recorded in accumulated other comprehensive loss. The reclassifications resulted from our determination that the forecasted transactions that the instruments hedge are no longer probable of occurring due to the likelihood of or actual liquidation of our Kleros Real Estate I, II and III portfolios.

Impairments on investments and intangible assets. Our impairments on investments and intangible assets decreased by $61.6 million to $12.8 million for the six-month period ended June 30, 2008 from $74.4 million for the six-month period ended June 30, 2007. The impairments on investments and intangible assets for the six-month period ended June 30, 2008 is attributable to impairments of our goodwill of $5.0 million, $6.4 million of charge-offs on residential mortgages, and $1.4 million of impairments on other investments. During the six-month period ended June 30, 2007, the Company recorded other-than-temporary impairments of $68.9 million in its consolidated MBS portfolio and recorded a $5.5 million impairment on other non-consolidated CDO investments that are primarily collateralized by MBS.

Loss on disposition of consolidated entities. During June 2008, the Company sold a subsidiary that owned the remaining $87.5 million notional of CDS positions for $70.4 million in proceeds (inclusive of the $69.3 million of counterparty margin held as of March 31, 2008). During the three-month period ended June 30, 2008, the Company recorded a net loss upon disposition of the consolidated subsidiary of $5.6 million, which was offset by approximately $6.2 million of unrealized gains on CDS recorded during the same period. The Company records both realized and unrealized changes in fair value on the CDS contracts within net change in fair value of derivative contracts in the consolidated statements of income (loss). Following the June 2008 sale, the Company no longer holds any investments in CDS.

Net realized loss on sale of assets. During the six-month period ended June 30, 2008, the Company recorded losses on the sale of assets of approximately $3.2 million. These losses are attributable to the sale of leveraged loans and TruPS during the period, for which losses were recorded of $1.4 million and $1.8 million, respectively. During the six-month period ended June 30, 2007, the Company recorded losses on the sale of assets of approximately $4.4 million. These losses were attributable to the sale of adjustable rate residential mortgages and investment securities in CDO entities collateralized by MBS at a loss of $2.0 million and $2.4 million, respectively.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests increased $31.1 million to $40.8 million for the six-month period ended June 30, 2008 as compared to $9.7 million for the six-month period ended June 30, 2007. This increase is primarily attributable to the minority interest impact of the net change in fair value of financial instruments.

Benefit/(Provision) for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. An income tax benefit was recorded of $3.4 million relating to a $2.6 million federal tax refund and net operating loss carryforwards from on-balance sheet warehousing facilities for the six-month period ended June 30, 2008. An income tax provision of $(0.6) million was recorded for the six-month period ended June 30, 2007.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We believe our available cash balances, other financing arrangements and cash flows from operations will be sufficient to fund our currently anticipated liquidity requirements for the next twelve months, but our ability to grow our business will be limited by our ability to obtain future financing and our liquidity could be adversely affected by a decline in our stock price, as discussed below.

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

We are currently financing our TruPS, MBS and leveraged loan portfolio with warehouse facilities and CDO notes payable. As of June 30, 2008, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits. Should our currently anticipated liquidity needs exceed our available sources of liquidity, we believe that certain securities in which we have invested could be sold to raise additional cash. Holders of our $140 million aggregate principal amount of outstanding 7.625% Contingent Convertible Senior Notes due 2027 will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, our common stock ceases to be listed on the NYSE, another established national securities exchange or an automated over-the-counter trading market in the United States. If the average closing price of our common stock on the NYSE is less than $1.00 over 30 consecutive trading days, or if we lose our REIT qualification, the NYSE may elect to commence de-listing procedures for our common stock. If we are unable to remedy the deficiency and remain listed on the NYSE and if we are unable to list our common stock on another established national securities exchange or automated U.S. over-the-counter trading market, there is a risk that some or all holders of our convertible notes will exercise their right to require us to repurchase their notes. There can be no assurance that we would be able to satisfy such repurchase requests. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected.

As of June 30, 2008, the Company’s consolidated financial statements include $136.0 million of cash and cash equivalents, which includes $15.2 million of cash dividends that were paid to the Company’s shareholders on July 10, 2008.

As of June 30, 2008, the Company’s consolidated financial statements included total indebtedness of $5.8 billion. Total indebtedness includes recourse indebtedness of $189.6 million and $5.6 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the equity that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

Our primary cash needs include the ability to:

•	distribute earnings to maintain our qualification as a REIT;

•	pay costs of borrowings, including interest on such borrowings and expected CDO, CLO and other securitization debt;

•	pay base and incentive fees to our manager and pay other operating expenses;

•	fund investments and discretionary repurchases of our debt and equity securities; and

•	pay federal, state and local taxes of our domestic TRSs.

We intend to meet these short-term requirements through the following:

•	revenue from operations, including interest income from our investment portfolio;

•	interest income from temporary investments and cash equivalents;

•	borrowings under warehouse facilities; and

•	proceeds from future borrowings or offerings of our common stock.

From our inception through the beginning of the credit crisis in August 2007, we sought to finance our assets on a long-term basis through CDOs and CLOs. The disruption in the credit markets has substantially forestalled our ability to execute new CDOs and CLOs. If the securitization markets re-open in the future, the costs of securitizing assets may be higher than what we experienced in the past. Increased securitization costs may cause us to realize lower returns on our equity for investments in future CDOs as compared with the returns that we have realized to date on completed CDOs that have lower financing costs. If securitization costs become unacceptably high, or if securitization financing remains unavailable, we may not be willing or able to complete a securitization for assets that have been purchased using short-term warehouse lines. In that event, we may potentially lose the first loss cash that we had deposited with the warehouse lender. If we are unable to deploy our capital in high-yielding CDO investments quickly or at all, we would need to find alternative investments which may be lower yielding.

CDO Over-collateralization Tests

The terms of the CDO and CLO vehicles that we use to finance our investments generally provide that the principal amount of assets must exceed the principal balance of the related securities to be issued by the CDO or CLO by a certain amount, commonly referred to as “over-collateralization.” The CDO and CLO terms generally provide that, if certain delinquencies and/or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the CDO or CLO securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests, based on delinquency levels or other criteria including downgrades by the rating agencies of the underlying portfolio securities of the CDO, may restrict our ability to receive cash distributions from assets collateralizing the CDO or CLO securities. The performance tests may not be satisfied. In addition, collateral management agreements typically provide that if certain over-collateralization ratio tests are failed and an event of default occurs, the collateral management agreement may be terminated by a vote of the security holders and the security holders have the option to liquidate the underlying collateral securities. If the assets held by CDOs and CLOs fail to perform as anticipated, our liquidity may be adversely affected.

The following summarizes certain key over-collateralization test matters for each of our respective target asset classes:

•

MBS and Other Investments— As previously disclosed, the Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed over-collateralization tests, the net interest earnings of the three remaining CDOs will continue to be reflected in the Company’s net investment income and taxable income. In addition, we received written notice from the trustees of Kleros Real Estate I, II, and III that each CDO has experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder.

On May 1, 2008, the Company received written notice from the trustee of Kleros Real Estate III that the controlling class debtholder has submitted a notice of liquidation. The liquidation of Kleros Real Estate III occurred in June 2008 through a series of auctions of the underlying collateral and the final distribution of the liquidation proceeds was delivered to the controlling class debtholder in the same period. Additionally, the Company is no longer able to include the liquidated assets and the related income as a component of its REIT qualifying assets.

As of the current date, the controlling class debtholders of Kleros Real Estate I and II have not exercised their rights to liquidate either CDO. Since the Company is not receiving any cash flow from its investments in any of the Kleros Real Estate CDOs, the events of default and liquidation described above do not have any further impact on the Company’s cash flows. However, the assets of the Kleros Real Estate I and II CDOs and the income they generate for tax purposes are a component of the Company’s REIT qualifying assets and income. If more than one of the three remaining Kleros Real Estate CDOs is liquidated, the Company may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If the Company is not able to invest in sufficient other REIT qualifying assets, its ability to qualify as a REIT could be materially adversely affected.

•

TruPS—Our investments in TruPS are also financed with CDOs that are subject to over-collateralization requirements. The over-collateralization requirements in the TruPS CDOs are typically triggered in the event that more than three percent of the par value of collateral securities that collateralize the CDO debt defer on a principal or interest payment or are otherwise determined to be defaulted in accordance with the indenture for the particular CDO. As of the date of this filing, we have experienced eleven bank deferrals and no insurance deferrals in our TruPS portfolio. As of June 30, 2008, the aggregate principal amount of investments in the eleven TruPS that are currently deferring or defaulted is $282.3 million, representing approximately 5.5% of the Company’s consolidated trust preferred securities portfolio. The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in seven of the eight CDOs in which the Company holds equity interests. One of the CDO over-collateralization failures has since been cured, bringing the total number of TruPS CDOs in over-collateralization failure status to six as of June 30, 2008. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests. The Company currently projects that three of the six affected CDOs may cure the over-collateralization failures and recommence making equity distributions within 3 to 6 quarters and the other three may do so within 20 to 35 quarters. These cash flow projections assume zero recovery of principal or interest on any of the currently deferring or defaulted securities and no additional deferrals. There can be no assurance that we will not experience additional deferrals or defaults that will result in further over-collateralization test failures or extend the expected cure periods of the deals currently failing over-collateralization tests.

•

Leveraged Loans—The over-collateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. In the event that an over-collateralization failure occurs in a leveraged loan CLO, changes to the priority of payments will result in the equity holders, including us, of the CLO not receiving any cash flows until such time as the over-collateralization failure is cured. As of the date of this filing, we have not experienced an over-collateralization failure in any of our leveraged loan CLOs.

Warehouse Financing Arrangements

As of June 30, 2008, we were party to the following agreement which is collateralized by the assets shown below:

Financing Facilities (and Aggregate Borrowing Capacity)	Termination Date	Assets Being Financed
Leveraged loan related warehouse facility	May 2009	$170.4 million

As of June 30, 2008, the Company’s consolidated financial statements included $130.7 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to on-balance sheet warehouse facilities entered into by a subsidiary of the Company utilized to finance the acquisition of leveraged loans on a short-term basis until CDO notes payable are issued to finance the investments on a longer-term basis. The Company’s maximum economic exposure to loss on the warehouse credit facility is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangement. As of June 30, 2008, the Company has invested $40.1 million of capital in this financing arrangement, which provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate.

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

Fair Values

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by currency exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of June 30, 2008 and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in MBS, residential mortgages, TruPS, and derivative instruments will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary materially from period to period.

Securities Repurchases

In August 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions. Through June 30, 2008, we had repurchased 420,800 shares under this authorization. We may also repurchase convertible debt securities from time to time in open market purchases or privately negotiated transactions. As of the date of filing of this report we have not repurchased any of our convertible debt securities. There can be no assurance as to the timing or amount of any securities repurchases we may complete.

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

Market Risk

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007 and remains depressed as of the date of this filing. Concerns about the capital adequacy of U.S. government-sponsored entities that support the residential mortgage market, such as Fannie Mae and Freddie Mac, increasing commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in mortgage-backed securities, or MBS, leveraged loans and bank and insurance company debt.

The disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of June 30, 2008, we had $40.1 million of cash deposited with warehouse lenders to collateralize a warehouse facility for leveraged loans. If the securitization markets remain effectively closed for an extended period, we may lose the first loss cash that we had deposited with the warehouse lender.

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

Through June 30, 2008, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable and repurchase agreements. These interest rate swap contracts have an aggregate notional value of $2.4 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable and repurchase agreements into fixed-rate payments. As of June 30, 2008, the interest rate swaps had an aggregate liability fair value of $103.8 million. Changes in the fair value of interest rate swaps that were not designated as hedges under SFAS No. 133 are recorded in earnings.

There have been no material changes in Quantitative and Qualitative disclosures in 2008 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007. See discussion of quantitative and qualitative disclosures about market risk under “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”) as of June 30, 2008. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at June 30, 2008, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 8, 2006, our loan to Beech Thicket Spring, Inc., Communities of Penland, LLC, COP Preservation Partners, LLC, F.W., Inc., The Penland Reserve Tract, LLC, and Triad Apartment Group, LLC in the original principal amount of $16.7 million (the “Penland Loan”) matured. The outstanding balance was $11,745,589.50. The Penland Loan was guaranteed by five individuals, Anthony R. Porter, Dorothy M. Porter, Frank A. Amelung, Eugenia Amelung and Richard L. Amelung (collectively “Guarantors”). On January 12, 2007, we commenced an action in the United Stated District Court to confirm a $13,035,243.12 arbitration award against the Guarantors. The case is styled Alesco Financial Inc. v. Anthony R. Porter, Dorothy M. Porter, Frank Amelung, Eugenia Amelung and Richard Amelung, in the United States District Court in the Middle District of Florida, Case No.: 3:07-cv-00032-HWM-HTS. On March 29, 2007, the court entered judgment (the “Judgment”) for us in the amount of $13,060,614.63. We registered the Judgment in the states of Arkansas (Western District, Case No. 07 MC 00011), Georgia (Savannah Division, Case No. MC 407-002), New Mexico (Case No. MC 07-03), North Carolina (Eastern District, Case No. 1:07 MC 15), South Carolina (Case No. 9:0 MC 42) and Wyoming (Case No. 07 MC 21). Frank A. Amelung, Eugenia Amelung and Richard L. Amelung have sought protection in the United States Bankruptcy Court in the Southern District of Florida, West Palm Beach Division, In Re: Frank A. Amelung, Jr. and Eugenia Marie Amelung, Chapter 7 Debtors, Case No.: 07-15492-BKC-PGH, and In Re: Richard L. Amelung, Debtor Chapter 7, Case No.: 07-15493-BKC-PGH, respectively. Frank A. Amelung, Eugenia Marie Amelung and Richard L. Amelung subsequently sought protection in the United States Bankruptcy Court in the Southern District of Florida, West Palm Beach Division. The cases are In re Frank A. Amelung, Jr., and Eugenia Marie Amelung, Case No. 07-15492-PGH, and In re Richard L. Amelung, Case No. 07-15493-PGH. Alesco has made a claim in both cases for the amount of the Judgment, reduced as the Peerless Loan otherwise is collected. At least two parties, including the Trustee in each case, have filed pleadings objecting to the discharge of Frank A. Amelung and Richard L. Amelung. The ability to collect any of the Judgment in the bankruptcy proceedings is unknown at this time. We are considering all options to pursue collection of the Judgment in the various jurisdictions, subject to limitations imposed by law.

The Attorney General of North Carolina on June 6, 2007, filed suit against one or more of the Borrowers and Guarantors of the Penland Loan described above, among others, in the case styled State of North Carolina ex rel, Roy Cooper, Attorney General vs. Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., PG Capital Holdings, L.L.C., Anthony Porter, Frank Amelung, Richard Amelung, J. Kevin Foster, Neil O’Rourke, Michael Yeomans, and A. Greg Anderson, General Court of Justice, Superior Court Division, State of North Carolina, Wake County, Case No.: 07-CVS-9006. The North Carolina Attorney General alleged that the defendants in the case obtained monies from consumers in violation of North Carolina law relating to unfair or deceptive practices affecting commerce. The court in this case has issued an order appointing a receiver for the assets of the corporate defendants in the case, Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., PG Capital Holdings, L.L.C. We are not a named party in this action, but the receivership includes a substantial part of the real property collateral held by us to secure the Penland Loan. The complaint filed by the North Carolina Attorney General seeks to void all contracts between the named defendants and consumers in the alleged deceptive scheme identified in the complaint, the return of all monies obtained by the named defendants in the alleged deceptive scheme, civil penalties against the named defendants and attorney fees from the named defendants. The Order Appointing Receiver authorizes the Receiver, among other things, to sell and dispose of property of the Borrowers in the receivership free and clear of all liens and other collateral interests, which liens or other collateral interests will then attach to the proceeds. We have not received notice of any such sale or disposition of our collateral, and we plan to protect vigorously any and all liens and other collateral interests in the collateral for the Penland Loan. We intend to continue to foreclose some or all our collateral, which may require this court’s approval, and pursue collection by all other available means.

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

(a)

The following matters were submitted to a vote of our security holders at the 2008 Annual Meeting of Stockholders of the Company, which was held at 10:00 a.m., Eastern Time, on June 18, 2008 at the Company’s headquarters located at Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

The three proposals presented at the meeting were:

1.	To elect nine directors to the Company’s Board of Directors.

2.	To amend the Company’s 2006 Long-Term Incentive Plan to increase the total number of shares of common stock available to be granted under the Plan.

3.	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

The total number of shares of common stock entitled to vote at the 2008 Annual Meeting of Stockholders of the Company was 59,455,965, of which 55,202,721 shares, or 92.85%, were present in person or by proxy.

(b)	Not required.

(c)	The voting results were as follows:

1.	Each of the following nine directors was elected to the Company’s Board of Directors to serve until the next annual meeting of stockholders in 2009 or until his successor is duly elected and qualified, and received the number of votes set forth below. There were no abstentions or broker non-votes.

Nominee	For	Withheld
Rodney E. Bennett	52,793,567	2,409,154
Marc Chayette	52,742,781	2,459,940
Daniel G. Cohen	51,689,257	3,513,464
Thomas P. Costello	52,755,039	2,447,682
G. Steven Dawson	52,709,713	2,493,008
Jack Haraburda	52,774,744	2,427,977
James J. McEntee, III	52,735,745	2,466,976
Lance Ullom	52,724,217	2,478,504
Charles W. Wolcott	52,829,836	2,372,885

There was no solicitation in opposition to the foregoing nominees by stockholders.

2.	The stockholders approved the Company’s amended 2006 Long-Term Incentive Plan. The number of votes cast for and against the proposal and the number of abstentions and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
21,496,284	8,917,282	770,875	28,271,524

3.	The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. The number of votes cast for and against the ratification of the independent registered public accounting firm and the number of abstentions and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
53,845,011	761,378	596,333	4,253,243

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits – see “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALESCO FINANCIAL INC.

	By:	/s/ James J. McEntee, III
James J. McEntee, III
Date: August 6, 2008		Chief Executive Officer

ALESCO FINANCIAL INC.

	By:	/s/ John J. Longino
John J. Longino
Date: August 6, 2008		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2006, by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

2.2	Letter Agreement dated September 5, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. and the attached Registration Rights Provisions (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2006).

2.3	Letter Agreement dated September 29, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2006).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.2	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.5	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.6	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

Exhibit No.	Description
10.3	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Master Repurchase Agreement, dated as of February 28, 2006, by and between Bear Stearns Mortgage Capital Corporation and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.5	Separation Agreement and General Release, dated July 14, 2006, by and between Sunset Financial Resources, Inc. and George Deehan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2006).

10.6	Assignment and Assumption Agreement, dated as of October 6, 2006, by and between Alesco Financial Inc. and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.7	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.8	Credit Agreement, dated as of September 29, 2006, by and among Alesco Financial Holdings, LLC, Alesco Financial Trust and Royal Bank of Canada (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.9	Credit Agreement, dated as of March 27, 2007, by and among Alesco Financial Holdings, LLC, Alesco Financial Inc., Royal Bank of Canada, U.S. Bank National Association and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.10	Letter Agreement, dated April 10, 2007, by and among Alesco Financial Inc., Alesco Warehouse Conduit, LLC, Cohen & Company Financial Management, LLC and Cohen & Company, in relation to the Note Purchase Agreement, dated December 5, 2006, by and among PFW III, Ltd., the investors party thereto, Alesco Warehouse Conduit LLC, as initial subordinated noteholder and ABN Amro Bank N.V. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.11	Letter Agreement, dated April 23, 2007, by and among Alesco Financial Inc., Alesco Holdings, Ltd., Strategos Capital Management, LLC and Cohen & Company, in relation to the Warehouse Risk Sharing Agreement, dated as of February 7, 2007, between Merrill Lynch and Alesco Holdings, Ltd. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.12	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.13	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.14	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

Exhibit No.	Description
10.15	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.16	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.17	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.18	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.19	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.20	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.21	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

11.1	Statement Regarding Computation of Per Share Earnings.***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

*	Filed herewith.
**	Furnished herewith.
***	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 8 to the consolidated financial statements included in this report.

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amount sufficient to require submission of the schedule.