Form 10-Q
period 2008-09-30
ALESCO FINANCIAL INC
filed 2008-11-05
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

As of November 4, 2008 there were 59,174,846 shares of common stock ($0.001 par value per share) of Alesco Financial Inc. outstanding.

ALESCO FINANCIAL INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

Alesco Financial Inc.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share information)

	As of September 30, 2008	As of December 31, 2007
Assets
Investments in debt securities and security-related receivables (including amounts at fair value of $2,971,208 and $5,888,650, respectively)	$2,971,208	$6,628,991
Investments in loans
Residential mortgages	933,019	1,047,195
Commercial mortgages	7,464	7,332
Leveraged loans	877,091	836,953
Loan loss reserve	(46,376)	(18,080)

Total investments in loans, net	1,771,198	1,873,400
Cash and cash equivalents	96,219	80,176
Restricted cash and warehouse deposits	68,490	95,476
Accrued interest receivable	34,073	49,806
Other assets	46,165	207,527

Total assets	$4,987,353	$8,935,376

Liabilities and stockholders’ equity (deficit)
Indebtedness
Trust preferred obligations (including amounts at fair value of $152,660 and $0, respectively)	$152,660	$382,600
Securitized mortgage debt	866,004	959,558
CDO notes payable (including amounts at fair value of $2,491,125 and $0, respectively)	3,186,455	9,409,027
Warehouse credit facilities	133,206	155,984
Recourse indebtedness	110,793	189,614

Total indebtedness	4,449,118	11,096,783
Accrued interest payable	31,473	54,380
Related party payable	6,428	2,800
Other liabilities	127,897	161,408

Total liabilities	4,614,916	11,315,371
Minority interests	104,604	19,543
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 60,323,877 and 60,548,032 issued and outstanding, including 1,191,389 and 1,228,234 unvested restricted share awards, respectively	59	59
Additional paid-in-capital	482,351	481,850
Accumulated other comprehensive loss	(23,160)	(1,545,464)
Accumulated deficit	(191,417)	(1,335,983)

Total stockholders’ equity (deficit)	267,833	(2,399,538)

Total liabilities and stockholders’ equity (deficit)	$4,987,353	$8,935,376

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income (Loss)

(Unaudited and in thousands, except share and per share information)

	For the Three-Month Period Ended September 30, 2008	For the Three-Month Period Ended September 30, 2007	For the Nine-Month Period Ended September 30, 2008	For the Nine-Month Period Ended September 30, 2007
Net investment income:
Investment interest income	$125,585	$194,649	$436,999	$529,299
Investment interest expense	(95,954)	(168,794)	(337,326)	(462,230)
Provision for loan losses	(12,840)	(4,055)	(28,295)	(9,514)

Net investment income	16,791	21,800	71,378	57,555

Expenses:
Related party management compensation	6,711	4,886	15,653	12,612
General and administrative	3,591	3,113	10,750	8,510

Total expenses	10,302	7,999	26,403	21,122

Income before interest and other income, minority interest and taxes	6,489	13,801	44,975	36,433

Interest and other income	1,282	4,327	3,907	15,981
Net change in fair value of investments in debt securities and non-recourse indebtedness	70,028	—	140,236	—
Net change in fair value of derivative contracts	(25,967)	25,308	(71,775)	44,899
Credit default swap premiums	—	(1,411)	(2,872)	(1,595)
Impairments on other investments and intangible assets	(1,533)	(535,057)	(14,378)	(609,485)
Loss on disposition of consolidated entities	—	10,293	(5,558)	10,293
Gain on repurchase of debt	43,912	—	43,912	—
Net realized loss on sale of assets	(2,196)	(11,182)	(5,387)	(15,579)

Income (loss) before minority interest and benefit for income taxes	92,015	(493,921)	133,060	(519,053)
Minority interest	(29,802)	(4,467)	(70,567)	(14,164)

Income (loss) before benefit for income taxes	62,213	(498,388)	62,493	(533,217)
Benefit for income taxes	1,841	1,784	5,243	1,174

Net income (loss)	$64,054	$(496,604)	$67,736	$(532,043)

Earnings (loss) per share—basic:
Basic earnings (loss) per share	$1.07	$(8.36)	$1.14	$(9.59)

Weighted-average shares outstanding—Basic	59,660,289	59,425,920	59,470,678	55,456,088

Earnings (loss) per share—diluted:
Diluted earnings (loss) per share	$1.07	$(8.36)	$1.14	$(9.59)

Weighted-average shares outstanding—Diluted	59,660,289	59,425,920	59,470,678	55,456,088

Distributions declared per common share	$—	$0.31	$0.50	$0.92

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited and in thousands)

	For the Three-Month Period Ended September 30, 2008	For the Three-Month Period Ended September 30, 2007	For the Nine-Month Period Ended September 30, 2008	For the Nine-Month Period Ended September 30, 2007
Net income (loss)	$64,054	$(496,604)	$67,736	$(532,043)
Other comprehensive income (loss):
Net change in the fair value of cash-flow hedges	1,495	(54,742)	46,002	(11,320)
Net change in the fair value of available-for-sale securities	—	(1,213,904)	—	(1,222,427)
Allocation to minority interests	(627)	148,136	(1,922)	89,284

Total other comprehensive income (loss)	868	(1,120,510)	44,080	(1,144,463)

Comprehensive income (loss)	$64,922	$(1,617,114)	$111,816	$(1,676,506)

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited and in thousands, except share information)

				Accumulated		Total
	Common Stock		Additional	Other	Accumulated	Stockholders’
	Shares	Par Value	Paid In Capital	Comprehensive Loss	Earnings (Deficit)	Equity (Deficit)
Balance, December 31, 2007	59,319,798	$59	$481,850	$(1,545,464)	$(1,335,983)	$(2,399,538)
Net income	—	—	—	—	67,736	67,736
Cumulative effect of adjustment from adoption of SFAS No. 159	—	—	—	1,478,224	1,107,205	2,585,429
Other comprehensive income	—	—	—	44,080	—	44,080
Stock-based compensation expense	442,286	1	1,139	—	—	1,140
Repurchase of common stock	(629,596)	(1)	(638)			(639)
Dividends declared on common stock	—	—	—	—	(30,375)	(30,375)

Balance, September 30, 2008	59,132,488	$59	$482,351	$(23,160)	$(191,417)	$267,833

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	For the Nine-Month Period Ended September 30, 2008	For the Nine-Month Period Ended September 30, 2007
Operating activities:
Net income (loss)	$67,736	$(532,043)
Adjustments to reconcile net income to cash flow from operating activities:
Minority interest	70,567	14,164
Provision for loan losses	28,295	9,514
Stock-based compensation expense	1,140	1,512
Net premium and discount amortization on investments and loans	4,277	779
Amortization of deferred financing costs	1,553	6,095
Accretion of discounts on indebtedness	849	767
Net change in fair value of derivative contracts	45,809	(41,045)
Net change in fair value of investments in debt securities and non-recourse indebtedness	(140,236)	—
Impairments on other assets	14,378	609,485
Net realized loss on sale of assets	5,387	15,579
Net realized gain on repurchase of indebtedness	(43,912)	—
Loss on disposition of consolidated entities	5,558	(10,293)
Changes in assets and liabilities:
Accrued interest receivable	14,003	(8,907)
Other assets	66,865	5,066
Accrued interest payable	(27,218)	20,227
Related party payable	3,876	452
Other liabilities	(3,356)	14,133

Net cash provided by operating activities	115,571	105,485
Investing activities:
Purchase of investments in debt securities and security-related receivables	(17,176)	(2,711,394)
Principal repayments from investments in debt securities and security-related receivables	21,554	43,047
Purchase of loans	(197,708)	(792,356)
Principal repayments from loans	197,433	423,897
Proceeds from sale of loans	69,889	529,680
Proceeds from sale of investments in debt securities and security-related receivables	17,518	988,706
Decrease in restricted cash and warehouse deposits	22,429	168,650

Net cash provided by (used in) investing activities	113,939	(1,349,770)
Financing activities:
Proceeds from repurchase agreements	—	191,696
Repayments of repurchase agreements	—	(3,215,965)
Proceeds from issuance of CDO notes payable	57,386	2,548,160
Repayments of CDO notes payable	(56,252)	(17,250)
Proceeds from issuance of trust preferred obligations	—	198,103
Proceeds from warehouse credit facilities	136,633	898,932
Repayments of warehouse credit facilities	(159,411)	(444,133)
Proceeds from issuance of recourse indebtedness	—	208,995
Repayment of recourse indebtedness	—	(40,000)
Repurchases of recourse indebtedness	(32,972)	—
Proceeds from issuance of securitized mortgage debt	—	1,014,600
Repayments of securitized mortgage debt	(94,403)	(40,333)
Proceeds from other derivative contracts	—	5,143
Repayments of other derivative contracts	(3,758)	—
Proceeds from cash flow hedges	—	6,356
Proceeds from issuance of preference shares of CDOs	—	9,924
Distributions to minority interest holders in CDOs	(10,937)	(14,529)
Payments for deferred debt issuance costs	—	(30,496)
Proceeds from issuance of common stock	—	71,996
Repurchase of common stock	(229)	(34,534)
Distributions paid to common stockholders	(49,524)	(33,058)

Net cash provided by (used in) financing activities	(213,467)	1,283,607

Net change in cash and cash equivalents	$16,043	$39,322
Cash and cash equivalents at the beginning of the period	80,176	51,821

Cash and cash equivalents at the end of the period	$96,219	$91,143

Supplemental cash flow information:
Non-cash decrease in assets upon disposition of consolidated entity	$313,950	$72,831
Non-cash decrease in liabilities upon disposition of consolidated entity	313,950	59,865
Distributions payable	—	18,770

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of September 30, 2008

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

The Company may also invest opportunistically from time to time in other types of investments within its manager’s and Cohen Brothers, LLC’s (“Cohen & Company”) areas of expertise and experience, subject to maintaining its qualification as a REIT and an exemption from regulation under the Investment Company Act.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2007, included in our Annual Report on Form 10-K. See “Item 15-Exhibits and Financial Statement Schedules” included in our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

Financial Instrument Description	Carrying Value at January 1, 2008 (Before Adoption of SFAS No. 159)	Transition Adjustment to Accumulated Deficit Increase/(Decrease)		Carrying Value at January 1, 2008 (After Adoption of SFAS No. 159)
Assets:
TruPS and subordinated debentures	$3,793,930	$(924,053	)(1)	$3,793,930
TruPS security-related receivables	740,342	(113,123)		627,219
MBS	2,091,007	(554,171	)(1)	2,091,007
Liabilities:
TruPS CDO notes payable	4,924,033	838,109	(2)	4,085,924
MBS CDO notes payable	3,852,837	1,804,175	(3)	2,048,662
TruPS obligations	382,600	79,005		303,595

Cumulative effect of the adoption		1,129,942
Minority interest allocation of cumulative adjustment		(22,737)

Cumulative effect of the adoption to accumulated deficit(4)		1,107,205
Adjustments related to other comprehensive loss		1,478,224

Cumulative effect of the adoption to stockholders’ equity		$2,585,429

(1)	Prior to January 1, 2008, TruPS and subordinated debentures and MBS were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive loss to beginning accumulated deficit.
(2)	Includes write-off of deferred issuance costs of $76.9 million.
(3)	Includes write-off of deferred issuance costs of $21.0 million.
(4)	Amount includes $1.9 million of a deferred tax asset recorded upon adoption of SFAS No. 159.

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

Effective January 1, 2008, the Company accounts for its investments in subordinated debentures owned by Trust VIEs that the Company consolidates at fair value, with changes in fair value of these instruments reported in income. These Trust VIEs have no ability to sell, pledge, transfer or otherwise encumber a company or the assets of a company until such subordinated debenture’s maturity. The Company accounts for investments in securities where the transfer meets the criteria as a secured financing under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) as secured loans at fair value. The Company’s investments in security-related receivables represent interests in securities that were transferred to CDO securitization entities by transferors that maintain some level of continuing involvement.

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

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into the consolidated statement of income over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock “ (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting EITF No. 07-5.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 will be effective for the Company’s fiscal 2008 annual consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active. FSP FAS 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material effect on our consolidated financial statements.

In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be re-evaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s condensed consolidated financial statements as the Company may be required to deconsolidate certain assets and liabilities due to the ongoing evaluation of its primary beneficiary status. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective for fiscal years that begin after November 15, 2009.

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Assets and Liabilities at Fair Value as of September 30, 2008
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in TruPS and TruPS security-related receivables	$—	$—	$2,226,031	$2,226,031
MBS	—	—	744,547	744,547
Other investments	—	—	630	630

	Assets and Liabilities at Fair Value as of September 30, 2008
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Total Assets	$—	$—	$2,971,208	$2,971,208

Liabilities:
TruPS CDO notes payable	$—	$—	$1,793,809	$1,793,809
MBS CDO notes payable	—	—	697,316	697,316
TruPS obligations	—	—	152,660	152,660
Interest rate swap liabilities	—	115,659	—	115,659

Total Liabilities	$—	$115,659	$2,643,785	$2,759,444

The tables presented below summarize the change in asset and liability carrying values associated with Level III financial instruments during the nine-month period ending September 30, 2008 (amounts in thousands):

Assets	Investment in TruPS and TruPS Security-Related Receivables	MBS	Other Investments	Total
Balance at January 1, 2008	$4,421,149	$2,091,007	$3,712	$6,515,868
Net payments, purchases and sales	(2,671)	(329,318)	(1,000)	(332,989)
Net transfers in/(out)	—	—	—	—
Gains/(losses) recorded in income	(2,192,447)	(1,017,142)	(2,082)	(3,211,671)

Balance at September 30, 2008	$2,226,031	$744,547	$630	$2,971,208

Liabilities	TruPS CDO Notes Payable	MBS CDO Notes Payable	TruPS Obligations	Total
Balance at January 1, 2008	$4,009,015	$2,027,682	$303,595	$6,340,292
Net Payments, purchases and sales	(28,738)	(318,138)	3,000	(343,876)
Net Transfers In/(Out)	—	—	—	—
(Gains)/Losses Recorded in income	(2,186,468)	(1,012,228)	(153,935)	(3,352,631)

Balance at September 30, 2008	$1,793,809	$697,316	$152,660	$2,643,785

NOTE 4: INVESTMENTS IN DEBT SECURITIES

The following table summarizes the Company’s investments in debt securities and security-related receivables as of September 30, 2008:

Investment Description	Amortized Cost	Net Change in Fair Value	Estimated Fair Value	Weighted Average Coupon	Weighted- Average Years to Maturity
TruPS and subordinated debentures and security-related receivables	$5,543,044	$(3,317,013)	$2,226,031	5.8%	27.6
MBS	2,054,468	(1,309,921)	744,547	3.8%	6.5
Other investments	630	—	630	—	6.7

Total	$7,598,142	$(4,626,934)	$2,971,208	5.2%	21.9

TruPS shown above include (a) investments in TruPS issued by Trust VIEs of which the Company is not the primary beneficiary and which the Company does not consolidate and (b) transfer of investments in TruPS to the Company that were accounted for as a sale pursuant to SFAS No. 140. Subordinated debentures included above represent the primary assets of Trust VIEs that the Company consolidates pursuant to FIN 46R.

The Company’s investments in security-related receivables represent securities owned by CDO entities that are collateralized by TruPS and subordinated debentures owned by a consolidated subsidiary where the transfers are accounted for as financings under SFAS No. 140. These transactions are accounted for as financings due to certain constraints that limit further pledging or exchanging of the assets and the continuing involvement of investment banks with each of these transactions. As of September 30, 2008, the Company’s consolidated financial statements included $390.8 million of security-related receivables held at fair value.

As of September 30, 2008, the aggregate principal amount of investments in the 25 TruPS investments that have defaulted or are currently deferring interest payments is $490.5 million, representing approximately 9.5% of the Company’s combined TruPS portfolio. As of September 30, 2008, the $162.5 million of defaulted securities, which includes securities issued by IndyMac Bancorp, have been completely written-off in the Company’s consolidated financial statements. For the three-months ended September 30, 2008, investment interest income is net of a $6.2 million reserve for interest income related to the $490.5 million of currently deferring or defaulted securities.

The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight CDOs in which the Company holds equity interests. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will not receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests.

The following table summarizes ratings of the MBS investments held by consolidated Kleros Real Estate CDOs (categorized based on fair value as of September 30, 2008 as rated by Standard & Poor’s (“S&P”) as of October 2008):

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second- Lien per Rating Category	% of Second- Lien per Rating Category
	(dollars in thousands)
AAA	$360,306	48.4%	$6,252	5.1%	$—	0.0%
AA+	83,579	11.2%	37,293	30.3%	—	0.0%
AA	96,206	12.9%	11,215	9.1%	—	0.0%
AA-	26,927	3.6%	6,994	5.7%	—	0.0%
A+	20,012	2.7%	9,828	8.0%	735	19.8%
A	29,334	3.9%	10,005	8.1%	—	0.0%
A-	1,338	0.2%	618	0.5%	—	0.0%
BBB+	493	0.1%	201	0.2%	—	0.0%
BBB	30,603	4.1%	5,432	4.4%	215	5.8%
BBB-	124	0.1%	—	0.0%	124	3.4%
BB+ and below	95,625	12.8%	35,233	28.6%	2,632	71.0%

Total	$744,547	100.0%	$123,071	100.0%	$3,706	100.0%

(1)	We generally consider a loan to a borrower with a FICO score of less than 625 to be a subprime loan.

As previously disclosed, we received written notice from the trustees of Kleros Real Estate I, II, and III that each CDO experienced an event of default. On October 30, 2008, we received written notice from the trustee of Kleros Real Estate IV that the CDO has experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder. As of the current date, the controlling class debtholders of Kleros Real Estate I, II and IV have not exercised their rights to liquidate either CDO. As previously disclosed, Kleros Real Estate III was liquidated in June 2008. Since the Company is not receiving any cash flow from its investments in any of the Kleros Real Estate CDOs, the events of default described above do not have any further impact on the Company’s cash flows. However, the assets of the Kleros Real Estate I, II and IV CDOs and the income they generate for tax purposes are a component of the Company’s REIT qualifying assets and income. If more than one of the three remaining Kleros Real Estate CDOs is liquidated, the Company may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If the Company is not able to invest in sufficient other REIT qualifying assets, its ability to qualify as a REIT could be materially adversely affected.

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

NOTE 5: LOANS

The Company’s investments in loans are accounted for at amortized cost. The following table summarizes the Company’s investments in loans as of September 30, 2008:

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Carrying Amount	Number of Loans	Weighted- Average Interest Rate	Weighted- Average Contractual Maturity Date
	(dollars in thousands)
5/1 Adjustable rate residential mortgages	$630,891	$5,517	$636,408	1,561	6.3%	July 2036
7/1 Adjustable rate residential mortgages	220,561	3,019	223,580	518	6.6%	Dec 2036
10/1 Adjustable rate residential mortgages	71,851	1,180	73,031	190	6.7%	Sept 2036
Commercial loan	7,464	—	7,464	1	21.0%	—
Leveraged loans	882,508	(5,417)	877,091	422	6.8%	Apr 2013

Total	$1,813,275	$4,299	$1,817,574	2,692	6.6%	(1)

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

The Company maintains an allowance for loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, which considers historical and industry loss experience, economic conditions and trends, estimated fair values and the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). As of September 30, 2008, the Company maintained an allowance for loan losses of $46.4 million. As of September 30, 2008, the Company has placed $46.2 million of residential mortgage loans on non-accrual status.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans as of September 30, 2008 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	63	$24,838
60 to 89 days	26	11,354
90 days or more	199	77,685

Total	288	$113,877

During the three and nine-month period ended September 30, 2008, the Company foreclosed on 18 and 48 residential mortgage loans with fair values of $4.8 million and $11.7 million, respectively, which are classified as real estate owned (REO). The Company records REO property at fair value within other assets in its consolidated balance sheet. During the three and nine-month period ended September 30, 2008, the Company recorded charge-offs of $1.7 million and $7.7 million, respectively, as a result of foreclosing on these properties. As of September 30, 2008, the Company had $12.1 million of REO property recorded within other assets in the consolidated financial statements.

As of September 30, 2008, approximately $921.2 million of the principal amount of the Company’s residential mortgages was pledged as collateral for securitized mortgage debt. In addition, substantially all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CLO notes payable or warehouse credit facility financing. The mortgage securitization, the CLOs and the warehouse facilities are each structured such that the Company is at risk for the first dollar losses sustained in the respective portfolios, limited to the Company’s equity investment.

As of September 30, 2008, 47.2% of the carrying value of the Company’s residential mortgages were concentrated in residential mortgages collateralized by property in California.

NOTE 6: INDEBTEDNESS

The following table summarizes the Company’s total indebtedness as of September 30, 2008 (includes recourse and non-recourse indebtedness):

Description	Amortized Cost	Net Change in Fair Value	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Weighted- Average Contractual Maturity
Non-recourse indebtedness:
Trust preferred obligations	$385,600	$(232,940)	$152,660	5.5% to 8.7%	6.5%	Oct 2036
Securitized mortgage debt	866,004	—	866,004	5.0% to 6.0%	5.7%	Mar 2017
CDO notes payable (1)	8,462,610	(5,276,155)	3,186,455	2.7% to 7.9%	3.3%	Apr 2039
Warehouse credit facilities	133,206	—	133,206	4.2%	4.2%	May 2009

Total non-recourse indebtedness	$9,847,420	$(5,509,095)	$4,338,325

Recourse indebtedness:
Junior subordinated debentures	$49,614	—	$49,614	7.0% to 9.5%	8.8%	Aug 2036
Contingent convertible debt	61,179	—	61,179	7.6%	7.6%	May 2027

Total recourse indebtedness	$110,793	—	$110,793

Total indebtedness	$9,958,213	$(5,509,095)	$4,449,118

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation. Carrying amount includes $2,491,125 of liabilities at fair value.

Recourse indebtedness refers to indebtedness that is recourse to the general assets of the Company. During the three-month period ended September 30, 2008, the Company repurchased and retired $78.8 million par value of its outstanding convertible debt securities for $33.0 million. The Company realized a gain of $43.9 million on these transactions, net of a $1.9 million write-off of related deferred costs. Subsequent to September 30, 2008, the Company repurchased and retired an additional $32.5 million par value of convertible debt securities for $17.6 million. As of the date of this filing, $28.7 million principal amount of the Company’s contingent convertible debt securities remains outstanding. The holders of the Company’s remaining $28.7 million aggregate principal amount of convertible debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, the Company’s common stock ceases to be listed on the NYSE, another established national securities exchange or an automated over-the-counter trading market in the United States.

Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs, CLOs and other securitization vehicles) which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to the general credit of the Company. As of September 30, 2008, the Company’s maximum exposure to economic loss as a result of its involvement with each VIE is the $460.7 million of capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

(a)	Repurchase agreements

As of September 30, 2008, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

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

As of September 30, 2008, the Company’s consolidated financial statements included $133.2 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to on-balance sheet warehouse facilities entered into by a subsidiary of the Company utilized to finance the acquisition of leveraged loans on a short-term basis until longer-term financing is available. The Company’s maximum economic exposure to loss on the warehouse credit facility is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangement. As of September 30, 2008, the Company has invested $40.8 million of capital in this financing arrangement, which provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate and matures in May 2009.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

The Company and the VIEs included in the Company’s consolidated financial statements may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with certain operating and financial structures as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its consolidated VIEs may also have other financial relationships. In the event of nonperformance by the counterparties, the Company and its consolidated VIEs are potentially exposed to credit loss. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of September 30, 2008 and through the date of this filing, the Company does not have any direct counterparty risk as all derivative contracts are included within its consolidated VIE entities.

The table below summarizes the aggregate notional amount and estimated net fair value of the Company’s derivative instruments which are included in other liabilities (amounts in thousands):

	As of September 30, 2008
	Notional	Net Fair Value
Interest Rate Related:
Interest rate swaps	$1,815,359	$(114,613)
Basis swaps	385,000	(1,046)

Total	$2,200,359	$(115,659)

The following table summarizes by derivative instrument type the effect on income for the following periods (amounts in thousands):

	For the nine-month period ended September 30, 2008		For the nine-month period ended September 30, 2007
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)
Interest rate swaps	$(5,535)	$(82,788)	$2,259	$(3,094)
Basis swaps	—	(567)	—	384
Warehouse financing arrangements	—	—	—	106
Credit default swaps	—	17,115	—	45,244

Net realized and unrealized gains (losses) on derivatives	$(5,535)	$(66,240)	$2,259	$42,640

	For the three-month period ended September 30, 2008		For the three-month period ended September 30, 2007
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)
Interest rate swaps	$(1,495)	$(23,869)	$(787)	$(6,191)
Basis swaps	—	(603)	—	537
Warehouse financing arrangements	—	—	—	(1,659)
Credit default swaps	—	—	—	33,408

Net realized and unrealized gains (losses) on derivatives	$(1,495)	$(24,472)	$(787)	$26,095

During the nine-month period ended September 30, 2008, the change in fair value of derivative contracts included the impact of the reclassification to the income statement of $40.6 million of cash flow hedge losses that were previously recorded in accumulated other comprehensive loss. The reclassifications resulted from the Company’s determination that the forecasted transactions that the instruments hedge are no longer probable of occurring due to the likelihood of or actual liquidation of our Kleros Real Estate I, II and III portfolios.

Cash Flow Hedges

The Company enters into various interest rate swap contracts to hedge interest rate exposure relating to CDO notes payable and warehouse credit facilities that are used to finance investments in our target asset classes.

The Company may designate interest rate swap contracts as cash flow hedges at inception and determine at each reporting period whether or not the interest rate swap contracts are highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Certain of the Company’s interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts were not designated as hedges was recorded as an unrealized gain (loss) on interest rate swap contracts in the consolidated statements of income (loss). Effective January 1, 2008, we adopted the fair value option under SFAS No. 159 for our TruPS and MBS CDO notes payable and therefore, have discontinued hedge accounting for all of the interest rate swaps associated with those transactions.

Credit Default Swaps

During June 2008, the Company sold the subsidiary that owned $87.5 million notional of CDS positions for $70.4 million in proceeds. Following the June 2008 sale, the Company no longer holds any investments in CDS.

NOTE 8: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the following periods (dollars in thousands, except per share data):

	For the three-month period ended September 30, 2008	For the three-month period ended September 30, 2007	For the nine-month period ended September 30, 2008	For the nine-month period ended September 30, 2007
Net income (loss)	$64,054	$(496,604)	$67,736	$(532,043)

Weighted-average common shares outstanding—Basic	59,660,289	59,425,920	59,470,678	55,456,088
Unvested restricted common shares under the treasury stock method	—	—	—	—

Weighted-average shares outstanding—Diluted	59,660,289	59,425,920	59,470,678	55,456,088

Earnings (loss) per share—Basic	$1.07	$(8.36)	$1.14	$(9.59)

Earnings (loss) per share—Diluted	$1.07	$(8.36)	$1.14	$(9.59)

Anti-dilutive shares	693,199	250,645	25,277	859,205

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

During the three-month period ended September 30, 2008 and 2007, the Company incurred base and incentive management fees, net of asset management fee credits, of $2.7 million and $0, respectively. The Company recognized stock-based compensation expense of $0.1 million and $0.4 million related to restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company during the three-month period ended September 30, 2008 and 2007, respectively.

During the nine-month period ended September 30, 2008 and 2007, the Company incurred base and incentive management fees, net of asset management fee credits, of $2.7 million and $0, respectively. The Company recognized stock-based compensation expense of $0.9 million and $1.4 million related to restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company during the nine-month period ended September 30, 2008 and 2007, respectively.

During the three-month period ended September 30, 2008 and 2007, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $4.0 million and $4.5 million, respectively. Due to the failure of overcollateralization tests in certain of our CDOs, the manager was not paid $0.8 million of subordinate CDO manager fees that were accrued in the consolidated financial statements for the three-months ended September 30, 2008. These accrued liabilities are due and payable to the manager once the overcollateralization tests are in compliance with the respective CDO indentures. During the three-month period ended September 30, 2008 and September 30, 2007, Cohen & Company earned origination, structuring and placement fees of $0.3 million and $6.3 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen & Company received $14 thousand and $35 thousand, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

During the nine-month period ended September 30, 2008 and 2007, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $12.1 million and $11.2 million, respectively. During the same periods, Cohen & Company earned origination, structuring and placement fees of $1.7 million and $16.7 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen & Company received $57 thousand and $10.2 million, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

The leveraged loan CLO vehicles consolidated by the Company are committed to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the CLO vehicle to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of September 30, 2008, the consolidated CLO vehicles had committed to fund approximately $15.5 million of leveraged loans. The CLO vehicles will use amounts currently included in restricted cash to fund these purchases.

As of September 30, 2008, the consolidated CDO and CLO entities have requirements to purchase $40.1 million of additional collateral assets in order to complete the accumulation of the required amount of collateral assets. Of this amount, $29.7 million has already been advanced to consolidated CDOs and CLOs through CDO and CLO notes payable and is included within restricted cash on the consolidated balance sheet as of September 30, 2008.

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

NOTE 11: SUBSEQUENT EVENTS

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. The Company is currently exploring alternatives for curing the deficiency and restoring compliance with the continued listing standards. The Company’s common stock remains listed on the NYSE under the symbol “AFN.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, constitute “forward-looking statements” within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. These risks include our failure to successfully execute our business plan, continued disruption in the U.S. credit markets generally and the mortgage loan and CDO markets particularly, our inability to gain access to additional financing, the limited availability of additional investment portfolios for future acquisition, performance of our existing investments, our failure to maintain REIT status, our ability to restore compliance with NYSE continued listing standards, or, in the event that we are unable to maintain our listing with the NYSE, our ability to comply with the initial listing standards of the NYSE or another securities exchange, the cost of capital, as well as the additional risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission (“SEC”). We disclaim any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

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

As we have previously disclosed, we are evaluating strategic alternatives for our company. During the second and third quarters of 2008, we were able to repurchase a significant percentage of our outstanding convertible debt securities at a discount, thereby substantially reducing our recourse indebtedness. We have also engaged in preliminary discussions regarding potential business combination transactions and have entered into one or more confidentiality agreements in connection with preliminary due diligence investigations of the possible transactions. As of the date of this filing, we have no agreements or understandings in place regarding any significant transactions, and it is possible we will not enter into any significant transactions in the near future.

Impact of Market Events on Our Business

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy has been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007 and remains depressed as of the date of this filing. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in MBS, leveraged loans and bank and insurance company debt. We typically finance our investments with on and off-balance sheet warehouse facilities and on-balance sheet CDOs and CLOs. In an effort to seek to offset losses in our investments, we began purchasing credit defaults swaps, or CDS, in 2007. As of the date of this filing, we do not hold any investments in CDS.

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

Our maximum loss from investments in MBS is limited to the $90 million that we invested into the three remaining Kleros Real Estate CDOs. The CDOs are governed by indentures that provide us with no rights to the CDOs assets and provide the CDO noteholders with no recourse to us in respect of the debt securities issued by the CDOs. We consolidate the Kleros Real Estate CDOs in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is $90 million. We have effectively written down our remaining $90 million equity investment in the Kleros Real Estate CDOs to zero.

During the second quarter of 2007, the Company began to purchase CDS contracts referenced to certain MBS and CDOs that trade in the public markets. In June 2008, the Company sold the subsidiary that owned the remaining $87.5 million notional of CDS positions for $70.4 million in proceeds. Following the June 2008 sale, the Company no longer holds any investments in CDS.

As previously disclosed, the Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed over-collateralization tests, the net interest earnings of these CDOs continues to be reflected in the Company’s net investment income and taxable income. Previously, we received written notice from the trustees of Kleros Real Estate I, II, and III that each CDO experienced an event of default. On October 30, 2008, we received written notice from the trustee of Kleros Real Estate IV that the CDO has experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder.

On May 1, 2008, the Company received written notice from the trustee of Kleros Real Estate III that the controlling class debtholder had submitted a notice of liquidation. The liquidation of Kleros Real Estate III occurred in June 2008 through a series of auctions of the underlying collateral and the final distribution of the liquidation proceeds was delivered to the controlling class debtholder in the same period. Upon the commencement of the liquidation process the Company determined that it was no longer the primary beneficiary of Kleros Real Estate III, and, in accordance with FIN 46(R), deconsolidated the Kleros Real Estate III entity from its consolidated financial statements in June 2008. Additionally, the Company is no longer able to include the liquidated assets and the related income as a component of its REIT qualifying assets.

As of the current date, the controlling class debtholders of Kleros Real Estate I, II and IV have not exercised their rights to liquidate either CDO. Since the Company is not receiving any cash flow from its investments in any of the Kleros Real Estate CDOs, the events of default and liquidation described above do not have any further impact on the Company’s cash flows. However, the assets of the Kleros Real Estate I, II and IV CDOs and the income they generate for tax purposes are a component of the Company’s REIT qualifying assets and income. If more than one of the three remaining Kleros Real Estate CDOs is liquidated, the Company may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If the Company is not able to invest in sufficient other REIT qualifying assets, its ability to qualify as a REIT could be materially adversely affected.

Our Bank and Insurance TruPS Investments

We invest in TruPS issued by banks and surplus notes issued by insurance companies through our Alesco CDO subsidiaries. As of the date of this filing, we have experienced 25 bank deferrals and no insurance deferrals in our TruPS portfolio. As of September 30, 2008, the aggregate principal amount of investments in the 25 TruPS investments that have defaulted or are currently deferring interest payments is $490.5 million, representing approximately 9.5% of the Company’s combined TruPS portfolio. As of September 30, 2008, $162.5 million of defaulted securities, which includes securities issued by IndyMac Bancorp, have been completely written off in the Company’s consolidated financial statements. For the three-months ended September 30, 2008, investment interest income is net of a $6.2 million reserve for interest income related to the $490.5 million of currently deferring or defaulted securities.

The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight CDOs in which the Company holds equity interests. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests.

Our Leveraged Loan Investments

We invest in leveraged loans through our Emporia CLO subsidiaries and through investments held in on-balance sheet warehouse facilities. Management continues to closely monitor and actively manage the leveraged loan portfolio as a result of the continued deterioration in macro-credit conditions and the potential for significant stress on the middle-market companies in our portfolio. As of the date of filing this report, the leveraged loans in our portfolio have not suffered material defaults or losses. However, as the economy continues to weaken, leveraged loan borrowers may become unable to service and refinance their debt, which could cause defaults that trigger over-collateralization tests in our CLOs. In addition, the general disruption in the structured products markets has made it difficult to securitize leveraged loans through CLOs. As a result, we are holding assets on warehouse lines longer than originally anticipated. We earn returns from the loans while they are on warehouse lines, but we must also maintain cash collateral with the warehouse lenders during the term of the warehouse lines. The cash we maintain as collateral with our warehouse lenders is not available to us to make new investments or pay distributions until the assets are sold from the warehouse line. We have seen warehouse lenders generally increase their cash collateral requirements as the difficult credit environment has continued. In addition, banks are generally less willing or able to provide warehouse financing in the current environment because their capital is constrained.

NYSE Continued Listing Standard

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. The Company is currently exploring alternatives for curing the deficiency and restoring compliance with the continued listing standards. The Company’s common stock remains listed on the NYSE under the symbol “AFN.” The NYSE’s continued listing standards also require that our average market capitalization be at least $25 million over any 30 consecutive trading day period and that we maintain our REIT status. In addition to being delisted due to our failure to comply with any of these continued listing standards, we will also likely be delisted if we fail to meet any other of the NYSE’s listing standards.

The holders of our remaining $28.7 million aggregate principal amount of convertible debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, our common stock ceases to be listed on the NYSE, another established national securities exchange or an automated over-the-counter trading market in the United States. If we are unable to remedy the NYSE listing deficiency and are unable to list our common stock on another established national securities exchange or automated U.S. over-the-counter trading market, there is a risk that some or all holders of our convertible notes will exercise their right to require us to repurchase their notes.

Liquidity

During the three-month period ended September 30, 2008, we repurchased and retired $78.8 million par value of our outstanding convertible debt securities for $33.0 million. We realized a gain of $43.9 million on these transactions, net of a $1.9 million write-off of related deferred costs. Subsequent to September 30, 2008, we repurchased and retired an additional $32.5 million par value of convertible debt securities for $17.6 million. As of the date of this filing, $28.7 million principal amount of our convertible debt securities remain outstanding.

Additionally, the disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. Banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of September 30, 2008, we had $40.8 million of cash deposited with a warehouse lender to collateralize a warehouse facility for leverage loans. If the securitization markets remain effectively closed for an extended period, we may lose the first loss cash that we had deposited with the warehouse lender. In addition, our inability to maintain compliance with the over-collateralization requirements of our CDO and CLO financing arrangements can materially adversely affect our cash flow from operations and our ability to make distributions to our stockholders for the reasons discussed above. As previously disclosed, the realized tax losses that we have experienced during 2008, including those resulting from the failure of IndyMac Bancorp and losses on MBS in our Kleros Real Estate portfolio, are expected to eliminate our expected taxable income for the year ending December 31, 2008. Decisions regarding future dividends will continue to consider projections regarding our taxable income and liquidity position and are subject to the review and approval of our board of directors.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2007, included in our Annual Report on Form 10-K. See “Item 15-Exhibits and Financial Statement Schedules” included in our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

Effective January 1, 2008, the Company accounts for its investments in subordinated debentures owned by Trust VIEs that the Company consolidates at fair value, with changes in fair value of these instruments reported in income. These Trust VIEs have no ability to sell, pledge, transfer or otherwise encumber a company or the assets of a company until such subordinated debenture’s maturity. The Company accounts for investments in securities where the transfer meets the criteria as a secured financing under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) as secured loans at fair value. The Company’s investments in security-related receivables represent interests in securities that were transferred to CDO securitization entities by transferors that maintain some level of continuing involvement.

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

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into the consolidated statement of income over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock “ (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting EITF No. 07-5.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 will be effective for the Company’s fiscal 2008 annual consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active. FSP FAS 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material effect on our consolidated financial statements.

In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be reevaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s condensed consolidated financial statements as the Company may be required to deconsolidate certain assets and liabilities due to the ongoing evaluation of its primary beneficiary status. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective for fiscal years that begin after November 15, 2009.

Our Investment Portfolio

The following table summarizes our allocation of capital and book value as of September 30, 2008 (amounts in thousands, except share and per share data):

	Capital Allocation as of September 30, 2008 (A)	% of Capital	Book Value as of September 30, 2008
TruPS investments	$236,234	37%	$140,215
Leveraged loan investments	88,857	14%	75,744
Kleros Real Estate MBS investments	90,000	14%	—
Residential mortgages	79,784	12%	54,523
Other investments	54,026	8%	10,844
Total uninvested cash (B)	95,811	15%	95,811

Total investible capital	644,712	100%	377,137
Recourse indebtedness (C) (D)	(109,304)		(109,304)

Total	$535,408		$267,833

Common stock outstanding as of September 30, 2008			59,132,488

GAAP Book Value per share			$4.53

(A)	Represents net cash invested through September 30, 2008.
(B)	Reduced for payments due to broker of $0.4 million at September 30, 2008 related to common stock repurchases that settled in October 2008.
(C)	Amount is net of our $1.5 million investment in common securities of the trusts that issued our junior subordinated debentures. The $1.5 million is recorded within other assets in our consolidated financial statements.
(D)	Subsequent to September 30, 2008, we repurchased and retired an additional $32.5 million par value of convertible debt securities for $17.6 million. As of the date of this filing, our outstanding convertible debt balance is $28.7 million.

TruPS Portfolio. During the three-month and nine-month period ended September 30, 2008 the Company has recorded losses of $1.0 billion and $2.2 billion, respectively, relating to changes in fair value of its investments in TruPS. The Company determined that these changes in fair value resulted from specific issuer credit matters, widening of credit spreads, volatility in interest rates, and other qualitative factors relating to macro-credit conditions. The fair value of investments in TruPS is estimated using internal valuation models. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.

The portfolio consists of approximately 76% bank related investments and 24% insurance related investments. The terms of each of our long-term CDO financings include limitations on specific issuer concentrations, which typically limit the par value of the underlying collateral securities included in the CDO from any single issuer to no greater than 3%. As of September 30, 2008, we had three issuers with concentrations ranging from 2.2% to 2.4% of our total TruPS investment portfolio, which includes the defaulted investment securities of IndyMac Bancorp, and no other issuers were greater than 1.6% of our total TruPS investment portfolio. Additionally, the banks included in our TruPS investment portfolio are concentrated in the following states as of September 30, 2008:

California	12.2%
Texas	11.7%
Illinois	9.2%
Georgia	5.2%
Virginia	4.4%
Others	57.3%

Total	100.0%

As of September 30, 2008, the aggregate principal amount of investments in the 25 TruPS investments that have defaulted or are currently deferring interest payments is $490.5 million, representing approximately 9.5% of the Company’s combined TruPS portfolio. As of September 30, 2008, $162.5 million of defaulted securities, which includes securities issued by IndyMac Bancorp, have been completely written-off in the Company’s consolidated financial statements. For the three-months ended September 30, 2008, investment interest income is net of a $6.2 million reserve for interest income related to $490.5 million of the currently deferring or defaulted securities.

As of September 30, 2008, the aggregate principal amount of CDO notes payable and trust preferred obligations financing our TruPS portfolio is $5.3 billion and the fair value of these instruments is $1.9 billion. During the three-month and nine-month periods ended September 30, 2008, the Company recorded gains of $1.1 billion and $2.3 billion, respectively, relating to changes in the fair value of its TruPS CDO notes payable and trust preferred obligations. The Company determined that these changes in fair value resulted primarily from specific issuer credit matters with the assets that collateralize the liabilities, widening of credit spreads, volatility in interest rates, failure or threat of failure of overcollateralization tests in the CDO structures, general deterioration of pricing on structured debt instruments and other qualitative factors relating to macro-credit conditions. The fair value of CDO notes payable liabilities is estimated using external price data (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on prices of comparable notes payable, or discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market.

Leveraged Loan Portfolio. We invest in debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of September 30, 2008, we had investments in approximately $877.1 million of leveraged loans and an allowance for loan losses related to these investments of $20.6 million.

Although the credit markets in the U.S. have experienced significant disruption and deterioration, as of the date of this filing, our leveraged loan portfolio has not suffered material defaults or losses. During the three-months ended September 30, 2008, we increased our allowance for loan losses as a result of an increase in credit risk related to specific borrowers, continued deterioration in macro-credit conditions and the potential impact to the middle-market companies in our portfolio. There can be no assurances that our portfolio will not be subject to material losses, defaults or rating agency downgrades, in the event of the continued deterioration of the U.S. credit markets or overall economy.

Mortgage Loan Portfolio. As of September 30, 2008, we owned approximately $933.0 million of residential prime mortgage loans with a weighted-average Fair Isaac Corp. (“FICO”) score of 734 at origination. As of September 30, 2008, we have an allowance for loan losses of $25.8 million relating to these residential mortgage loans.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans as of September 30, 2008 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	63	$24,838
60 to 89 days	26	11,354
90 days or more	199	77,685

Total	288	$113,877

Additionally, the loans included in our mortgage loan portfolio are concentrated in the following states as of September 30, 2008:

California	47.2%
Florida	7.6%
Arizona	5.7%
Nevada	5.2%
Washington	5.0%
Others	29.3%

Total	100.0%

During the three and nine-month period ended September 30, 2008, the Company foreclosed on 18 and 48 residential mortgage loans with fair values of $4.8 million and $11.7 million, respectively, which are classified as real estate owned (REO). The Company records REO property at fair value within other assets in its consolidated balance sheet. During the three and nine-month period ended September 30, 2008, the Company recorded charge-offs of $1.7 million and $7.7 million, respectively, as a result of foreclosing on these properties. As of September 30, 2008, the Company had $12.1 million of REO property recorded within other assets in the consolidated financial statements.

MBS and Other Investment Portfolio. As of September 30, 2008, we had investments in $744.5 million of MBS and $0.6 million in other investments. The $744.5 million of MBS collateralize the debt of the three remaining Kleros Real Estate CDOs that we have invested in. Our maximum loss from investments in Kleros Real Estate MBS is limited to our remaining $90 million of invested capital. The CDOs are governed by indentures that provide us with no rights to the CDOs assets and provide the CDO noteholders with no recourse to us in respect of the debt securities issued by the CDOs. We consolidate the three remaining Kleros Real Estate CDOs in accordance with FIN 46R, which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is our remaining $90 million investment. We record the investments and CDO debt at fair value.

The following table summarizes ratings of the MBS investments included in our Kleros Real Estate CDOs (categorized based on fair value as of September 30, 2008 as rated by S&P as of October 2008):

S&P Rating Category	Total MBS per Rating Category	% of Total MBS per Rating Category	Amount of Subprime per Rating Category (1)	% of Subprime per Rating Category	Amount of Second- Lien per Rating Category	% of Second- Lien per Rating Category
	(dollars in thousands)
AAA	$360,306	48.4%	$6,252	5.1%	$—	0.0%
AA+	83,579	11.2%	37,293	30.3%	—	0.0%
AA	96,206	12.9%	11,215	9.1%	—	0.0%
AA–	26,927	3.6%	6,994	5.7%	—	0.0%
A+	20,012	2.7%	9,828	8.0%	735	19.8%
A	29,334	3.9%	10,005	8.1%	—	0.0%
A-	1,338	0.2%	618	0.5%	—	0.0%
BBB+	493	0.1%	201	0.2%	—	0.0%
BBB	30,603	4.1%	5,432	4.4%	215	5.8%
BBB–	124	0.1%	—	0.0%	124	3.4%
BB+ and below	95,625	12.8%	35,233	28.6%	2,632	71.0%

Total	$744,547	100.0%	$123,071	100.0%	$3,706	100.0%

(1)	We generally consider a loan to a borrower with a FICO score of less than 625 to be a sub-prime loan.

Credit Default Swaps (CDS). During June 2008, the Company sold a subsidiary that owned the remaining $87.5 million notional of CDS positions for $70.4 million in proceeds (inclusive of the $69.3 million of counterparty margin held as of March 31, 2008). Following the June 2008 sale, the Company no longer holds any investments in CDS.

Recourse Indebtedness. As of September 30, 2008, the Company’s consolidated financial statements included recourse indebtedness of $110.8 million. During the three-month period ended September 30, 2008, we repurchased and retired $78.8 million par value of outstanding convertible debt securities for $33.0 million. We realized a gain of $43.9 million on these transactions, net of a $1.9 million write-off of related deferred costs. Subsequent to September 30, 2008, we repurchased and retired an additional $32.5 million par value of convertible debt securities for $17.6 million. As of the date of this filing, $28.7 million principal amount of our contingent convertible debt securities remain outstanding.

None of the Company’s indebtedness subjects the Company to potential margin calls for additional pledges of cash or other assets.

Stockholders’ Equity. As of September 30, 2008 the Company’s consolidated financial statements included total stockholders’ equity of $267.8 million. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The total impact to stockholders’ equity that was recorded as of January 1, 2008 due to the adoption of SFAS No. 159 was a gain of $2.6 billion.

Upon the adoption of SFAS No. 159, the match-funded nature of our MBS and TruPS assets and liabilities resulted in changes in fair value of our assets being significantly offset by changes in the fair value of our CDO notes payable liabilities. We will continue to reflect the fair value of these financial assets and liabilities at fair value in our balance sheet, with all corresponding changes in fair value recorded in earnings.

Results of Operations

Comparison of the Three-Month Period Ended September 30, 2008 to the Three-Month Period Ended September 30, 2007

Net income (Loss). Our net income increased $560.7 million to approximately $64.1 million for the three-month period ended September 30, 2008 from a net loss of ($496.6) million for the three-month period ended September 30, 2007. Our net income for the three-month period ended September 30, 2008 was attributable primarily to changes in fair value of financial instruments recorded in earnings subsequent to our adoption of SFAS No. 159, gains from the buyback and retirement of convertible debt, and net investment income generated by our investments in TruPS, MBS and leveraged loans and investments in residential mortgages. Our net loss for the three-month period ended September 30, 2007 was primarily attributable to net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS, which were offset by impairments on investments of approximately $535.1 million.

Net investment income. Our net investment income decreased $5.0 million to $16.8 million for the three-month period ended September 30, 2008 from approximately $21.8 million for the three-month period ended September 30, 2007. The table below summarizes net investment income by investment type for the following periods:

For the Three-Month Period Ended September 30, 2008

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$72,667	$(51,384)	$—	$21,283
Investments in Leveraged Loans	15,390	(7,615)	(6,019)	1,756
Investments in Mortgage-Backed Securities	23,142	(19,984)	—	3,158
Investments in Residential Mortgages	13,800	(13,592)	(6,821)	(6,613)
Other investments	586	—	—	586
Recourse indebtedness	—	(3,379)	—	(3,379)

Total	$125,585	$(95,954)	$(12,840)	$16,791

For the Three-Month Period Ended September 30, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$96,996	$(80,396)	$—	$16,600
Investments in Leveraged Loans	18,150	(11,745)	(2,877)	3,528
Investments in Mortgage-Backed Securities	61,272	(57,398)	—	3,874
Investments in Residential Mortgages	16,196	(14,764)	(1,178)	254
Other investments	2,035	(405)	—	1,630
Recourse indebtedness	—	(4,086)	—	(4,086)

Total	$194,649	$(168,794)	$(4,055)	$21,800

Our investment interest income decreased $69.0 million to $125.6 million for the three-month period ended September 30, 2008 from $194.6 million for the three-month period ended September 30, 2007. The decrease in investment interest income is attributable to a decrease in the weighted-average coupon rates in our target asset classes from 6.7% for the three-month period ended September 30, 2007 to 4.8% for the three-month period ended September 30, 2008 and a decrease in the Company’s average investment balances from $11.5 billion for the three months ended September 30, 2007 to $10.5 billion for the three months ended September 30, 2008.

Our investment interest expense decreased $72.8 million to $96.0 million for the three-month period ended September 30, 2008 from $168.8 million for the three-month period ended September 30, 2007. Upon the adoption of SFAS No. 159, we discontinued hedge accounting for a significant portion of our derivatives and therefore, approximately $9.7 million of periodic net interest payments on these interest rate swaps is no longer recorded within net investment income. Additionally, the decrease in investment interest expense is attributable to a decrease in the weighted-average coupon rate for CDO notes payable from 5.8% as of September 30, 2007 to 3.3% as of September 30, 2008 as well as a decrease in the Company’s average CDO notes payable from $9.0 billion for the three months ended September 30, 2007 to $8.5 billion for the three months ended September 30, 2008.

Our provision for loan losses relates to investments in residential mortgages and leveraged loans. The provision for loan losses increased by $8.7 million, to $12.8 million for the three-month period ended September 30, 2008 from $4.1 million for the three-month period ended September 30, 2007. The increase is primarily a result of the continued increases in the number of delinquent residential mortgage loans experienced in 2008 as a result of the turmoil in the housing markets. The 60-plus day delinquencies in our residential mortgage portfolio increased from 2.5% as of September 30, 2007 to 9.6% as of September 30, 2008. Additionally, the increase in our leveraged loan provisioning is primarily the result of continued deterioration in macro-credit conditions and the resulting impact to the middle-market companies that we lend to. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses increased by $2.3 million to $10.3 million for the three-month period ended September 30, 2008 from $8.0 million for the three-month period ended September 30, 2007. During the same periods, these non-investment expenses consisted of related party management compensation of $6.7 million and $4.9 million, respectively, and general and administrative expenses of $3.6 million and $3.1 million, respectively. During the three-month period ended September 30, 2008 and 2007, the Company incurred base and incentive management fees, net of asset management fee credits, of $2.7 million and $0, respectively. The $2.7 million of net fees earned by the manager were primarily the result of the $43.9 million gain on extinguishment of debt recorded during the three-month period ended September 30, 2008. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $0.1 million and $0.4 million during the three-month period ended September 30, 2008 and the three-month period ended September 30, 2007, respectively.

During the three-month period ended September 30, 2008 and the three-month period ended September 30, 2007, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $4.0 million and $4.5 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The $0.5 million decrease in CDO collateral management fees is due to the decrease in the value of assets used to calculate the base and subordinate fees at each CDO entity. The assets under management are decreased by the $487.5 million of deferring and defaulted TruPS, thereby resulting in a reduction of collateral manager fee expense for the three-month period ended September 30, 2008.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, CDO trustee compensation, rating agency fees, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income decreased by $3.0 million to $1.3 million for the three-month period ended September 30, 2008 from $4.3 million for the three-month period ended September 30, 2007. This decrease is primarily attributable to reduced interest earned on cash deposits with financial institutions and interest earned on restricted cash of our consolidated CDO entities. The average total cash balance decreased from $314.4 million for the three-month period ended September 30, 2007 to $182.3 million for the three-month period ended September 30, 2008, while the average interest rate earned on cash decreased from 5.5% to 2.8% over the same period.

Net change in fair value of investments in debt securities and non-recourse indebtedness. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. During the three-month period ended September 30, 2008, the net change in fair value of investments in debt securities and non-recourse indebtedness was a $70.0 million gain. The net change in fair value is comprised of $1.2 billion of losses recorded on our investments in debt securities, which was offset by $1.27 billion of gains recorded on liabilities.

        Net change in fair value of derivative contracts. During the three-month period ended September 30, 2008 and the three-month period ended September 30, 2007, we recorded change in fair value of derivative contracts of ($26.0) million and $25.3 million, respectively. Upon the adoption of FAS No. 159, we discontinued hedge accounting on a significant portion of our interest rate swaps and therefore all changes in fair value of these interest rate swaps are recorded in earnings. The net change in fair value during the three-month period ended September 30, 2008 is attributable to a $26.0 million loss on interest rate swap contracts. The net change in fair value for the three-month period ended September 30, 2007 is attributed to an increase in fair value of credit default swaps and partially offset by unrealized losses on interest rate swap contracts.

Impairments on investments and intangible assets. Our impairments on investments and intangible assets decreased by $533.6 million to $1.5 million for the three-month period ended September 30, 2008 from $535.1 million for the three-month period ended September 30, 2007. The impairments on investments and intangible assets for the three-month period ended September 30, 2008 is attributable to $0.8 million of charge-offs on residential mortgages and a $0.7 million impairment on other non-consolidated CDO investments that are primarily collateralized by MBS. During the three-month period ended September 30, 2007, the Company recorded other-than-temporary impairments of $521.4 million in its consolidated available-for-sale MBS portfolio and recorded a $12.2 million impairment on other non-consolidated CDO investments that are primarily collateralized by MBS.

Gain on repurchase of debt. During the three-month period ended September 30, 2008, we repurchased and retired $78.8 million par value of our outstanding convertible debt securities for $33.0 million. We realized a gain of $43.9 million on these transactions, net of a $1.9 million write-off of related deferred costs. Subsequent to September 30, 2008, we repurchased and retired an additional $32.5 million par value of convertible debt securities for $17.6 million. As of the date of this filing, $28.7 million principal amount of our contingent convertible debt securities remain outstanding.

Net realized loss on sale of assets. During the three-month period ended September 30, 2008 and the three-month period ended September 30, 2007, the Company recorded losses on the sale of assets of approximately $2.2 million and $11.2 million, respectively. During the three months ended September 30, 2008, the Company sold on-balance sheet TruPS with a par value of $3.0 million for cash proceeds of $2.3 million. Additionally, the Company realized losses of $1.5 million on its residential mortgage loan portfolio. During the three months ended September 30, 2007, the Company recognized an $11.2 million loss on the disposition of TruPS assets included in a VIE which was deconsolidated and accounted for as a sale.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests increased $25.3 million to $29.8 million for the three-month period ended September 30, 2008 as compared to $4.5 million for the three-month period ended September 30, 2007. This increase is primarily attributable to the minority interest allocation of the net change in fair value of investments in debt securities and non-recourse indebtedness.

Benefit/(Provision) for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. An income tax benefit was recorded of $1.8 million for both the three-month period ended September 30, 2008 and September 30, 2007, relating to net operating losses sustained by on-balance sheet warehouse arrangements.

Comparison of the Nine-Month Period Ended September 30, 2008 to the Nine-Month Period Ended September 30, 2007

Net income (Loss). Our net income increased $599.7 million to approximately $67.7 million for the nine-month period ended September 30, 2008 from a net loss of ($532.0) million for the nine-month period ended September 30, 2007. Our net income for the nine-month period ended September 30, 2008 was attributable to changes in fair value of financial instruments recorded in earnings subsequent to our adoption of SFAS No. 159, gains from the buyback and retirement of convertible debt, net investment income generated by our investments in TruPS, MBS and leveraged loans and investments in residential mortgages, offset by the reclassification into the income statement of MBS related cash flow hedging losses that were previously included in accumulated other comprehensive loss . Our net income for the nine-month period ended September 30, 2007 was primarily attributable to net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS, which were offset by impairments on investments of approximately $609.5 million.

Net investment income. Our net investment income increased $13.8 million to $71.4 million for the nine-month period ended September 30, 2008 from approximately $57.6 million for the nine-month period ended September 30, 2007. The table below summarizes net investment income by investment type for the following periods:

For the Nine-Month Period Ended September 30, 2008

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$240,221	$(173,459)	$—	$66,762
Investments in Leveraged Loans	47,304	(25,657)	(10,989)	10,658
Investments in Mortgage-Backed Securities	104,040	(84,769)	—	19,271
Investments in Residential Mortgages	43,788	(42,152)	(17,306)	(15,670)
Other investments	1,646	—	—	1,646
Recourse indebtedness	—	(11,289)	—	(11,289)

Total	$436,999	$(337,326)	$(28,295)	$71,378

For the Nine-Month Period Ended September 30, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$250,150	$(211,212)	$—	$38,938
Investments in Leveraged Loans	43,707	(28,465)	(6,097)	9,145
Investments in Mortgage-Backed Securities	176,332	(165,019)	—	11,313
Investments in Residential Mortgages	55,497	(50,716)	(3,417)	1,364
Other investments	3,613	(440)	—	3,173
Recourse indebtedness	—	(6,378)	—	(6,378)

Total	$529,299	$(462,230)	$(9,514)	$57,555

Our investment interest income decreased $92.3 million to $437.0 million for the nine-month period ended September 30, 2008 from $529.3 million for the nine-month period ended September 30, 2007. The decrease in investment interest income is attributable to a decrease in the weighted-average coupon rates in our target asset classes from 6.4% for the nine-month period ended September 30, 2007 to 5.2% for the nine-month period ended September 30, 2008, offset by an increase in the Company’s average investment balances from $11.0 billion for the nine months ended September 30, 2007 to $11.2 billion for the nine months ended September 30, 2008.

Our investment interest expense decreased $124.9 million to $337.3 million for the nine-month period ended September 30, 2008 from $462.2 million for the nine-month period ended September 30, 2007. Upon the adoption of SFAS No. 159, we discontinued hedge accounting for a significant portion of our derivatives and therefore, approximately $26.0 million of periodic net interest payments on these interest rate swaps is no longer recorded within net investment income. Additionally, the decrease in investment interest expense is attributable to a decrease in the weighted-average coupon rate for CDO notes payable from 5.8% as of September 30, 2007 to 4.2% as of September 30, 2008, offset by an increase in the Company’s average CDO notes payable from $8.7 billion for the three months ended September 30, 2007 to $8.9 billion for the three months ended September 30, 2008.

Our provision for loan losses relates to investments in residential mortgages and leveraged loans. The provision for loan losses increased by $18.8 million, to $28.3 million for the nine-month period ended September 30, 2008 from $9.5 million for the nine-month period ended September 30, 2007. The increase is primarily a result of the continued increases in the number of delinquent residential mortgage loans experienced in 2008 as a result of the turmoil in the housing markets. The 60-plus day delinquencies in our residential mortgage portfolio increased from 2.5% as of September 30, 2007 to 9.6% as of September 30, 2008. Additionally, the increase in our leveraged loan provisioning is primarily the result of continued deterioration in macro-credit conditions and the resulting impact to the middle-market companies that we lend to. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses increased by $5.3 million to $26.4 million for the nine-month period ended September 30, 2008 from $21.1 million for the nine-month period ended September 30, 2007. During the same periods, these non-investment expenses consisted of related party management compensation of $15.7 million and $12.6 million, respectively, and general and administrative expenses of $10.7 million and $8.5 million, respectively. During the nine-month period ended September 30, 2008 and 2007, the Company incurred base and incentive management fees, net of asset management fee credits, of $2.7 million and $0, respectively. The $2.7 million of net fees earned by the manager were primarily the result of the $43.9 million gain on extinguishment of debt recorded during the three-month period ended September 30, 2008. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $0.9 million and $1.4 million during the nine-month period ended September 30, 2008 and the nine-month period ended September 30, 2007, respectively.

During the nine-month period ended September 30, 2008 and the nine-month period ended September 30, 2007, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $12.1 million and $11.2 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The increase in related party management compensation is primarily attributable to the increase in investments financed through CDO transactions and the collateral manager fees incurred by these consolidated CDO entities, partially offset by the decrease in CDO collateral manager fees resulting from the $487.5 million of defaulted and deferring TruPS CDO collateral.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, CDO trustee compensation, rating agency fees, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income decreased by $12.1 million to $3.9 million for the nine-month period ended September 30, 2008 from $16.0 million for the nine-month period ended September 30, 2007. This decrease is primarily attributable to $10.7 million in reduced interest earned on cash deposits with financial institutions and interest earned on restricted cash of our consolidated CDO entities. The average total cash balance decreased from $412.0 million for the nine-month period ended September 30, 2007 to $188.9 million for the nine-month period ended September 30, 2008, while the average interest rate earned on cash decreased from 5.2% to 2.8% over the same period. Additionally, during the nine-month period ended September 30, 2007, the Company received a one-time capital commitment fee of $1.2 million from Cohen & Company for its services as first loss provider during the warehouse period.

Net change in fair value of investments in debt securities and non-recourse indebtedness. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. During the nine-month period ended September 30, 2008, the net change in fair value of investments in debt securities and non-recourse indebtedness was a $140.2 million gain. The net change in fair value is comprised of approximately $3.21 billion of losses recorded on our investments in debt securities, which was offset by approximately $3.35 billion of gains recorded on liabilities.

Net change in fair value of derivative contracts. During the nine-month period ended September 30, 2008 and the nine-month period ended September 30, 2007, we recorded change in fair value of derivative contracts of $(71.8) million and $44.9 million, respectively. Upon the adoption of FAS No. 159, we discontinued hedge accounting on a significant portion of our interest rate swaps and therefore all changes in fair value of these interest rate swaps are recorded in earnings. The change in fair value during the nine- month period ended September 30, 2008 is primarily attributable to an $88.9 million loss on interest rate swap contracts and a $17.1 million gain on our CDS positions. The interest rate swap losses described above were impacted by the reclassification to the income statement of $40.6 million of MBS related cash flow hedge losses that were previously recorded in accumulated other comprehensive loss. The reclassifications resulted from our determination that the forecasted transactions that the instruments hedge are no longer probable of occurring due to the likelihood of or actual liquidation of our Kleros Real Estate I, II and III portfolios. The change in fair value during the nine-month period ended September 30, 2007 is primarily attributable to a $45.2 million gain on our CDS positions.

Impairments on investments and intangible assets. Our impairments on investments and intangible assets decreased by $595.1 million to $14.4 million for the nine-month period ended September 30, 2008 from $609.5 million for the nine-month period ended September 30, 2007. The impairments on investments and intangible assets for the nine-month period ended September 30, 2008 is attributable to impairments of our goodwill of $5.0 million, $7.3 million of write-downs of REO property and $2.1 million of impairments on other investments. During the nine-month period ended September 30, 2007, the Company recorded other-than-temporary impairments of $590.2 million in its consolidated MBS portfolio, recorded a $17.8 million impairment on other non-consolidated CDO investments that are primarily collateralized by MBS, and recorded $1.5 million of charge-offs on residential mortgages.

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

Gain on repurchase of debt. During the nine-month period ended September 30, 2008, we repurchased and retired $78.8 million par value of our outstanding convertible debt securities for $33.0 million. We realized a gain of $43.9 million on these transactions, net of a $1.9 million write-off of related deferred costs. Subsequent to September 30, 2008, we repurchased and retired an additional $32.5 million par value of convertible debt securities for $17.6 million. As of the date of this filing, $28.7 million principal amount of our contingent convertible debt securities remain outstanding.

Net realized loss on sale of assets. During the nine-month period ended September 30, 2008, the Company recorded losses on the sale of assets of approximately $5.4 million. These losses are attributable to the sale of leveraged loans and TruPS during the period, for which losses were recorded of $1.4 million and $2.2 million, respectively, and a $1.8 million realized loss on the Company’s residential mortgage portfolio. During the nine-month period ended September 30, 2007, the Company recorded losses on the sale of assets of approximately $15.6 million. These losses were attributable to the sale of adjustable rate residential mortgages and investment securities in CDO entities collateralized by MBS at a loss of $2.0 million and $2.4 million, respectively, as well as an $11.2 million loss on the disposition of TruPS assets included in a VIE which was deconsolidated and accounted for as a sale.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests increased $56.4 million to $70.6 million for the nine-month period ended September 30, 2008 as compared to $14.2 million for the nine-month period ended September 30, 2007. This increase is primarily attributable to the minority interest impact of the net change in fair value of financial instruments.

Benefit/(Provision) for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. An income tax benefit was recorded of $5.2 million relating to a $2.6 million federal tax refund and net operating loss carryforwards from on-balance sheet warehousing facilities for the nine-month period ended September 30, 2008. An income tax benefit of $1.2 million was recorded for the nine-month period ended September 30, 2007 related to net operating losses generated at our domestic TRSs.

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

We are currently financing our TruPS, MBS and leveraged loan portfolio with warehouse facilities and CDO notes payable. As of September 30, 2008, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits. Should our currently anticipated liquidity needs exceed our available sources of liquidity, we believe that certain securities in which we have invested could be sold to raise additional cash. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected.

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. The Company is currently exploring alternatives for curing the deficiency and restoring compliance with the continued listing standards. The Company’s common stock remains listed on the NYSE under the symbol “AFN.” The NYSE’s continued listing standards also require that our average market capitalization be at least $25 million over any 30 consecutive trading day period and that we maintain our REIT status. In addition to being delisted due to our failure to comply with any of these continued listing standards, we will also likely be delisted if we fail to meet any other of the NYSE’s listing standards.

During the three-month period ended September 30, 2008, we repurchased and retired $78.8 million par value of our outstanding convertible debt securities for $33.0 million. We realized a gain of $43.9 million on these transactions, net of a $1.9 million write-off of related deferred costs. Subsequent to September 30, 2008, we repurchased and retired an additional $32.5 million par value of convertible debt securities for $17.6 million. As of the date of this filing, $28.7 million principal amount of our contingent convertible debt securities remain outstanding.

The holders of our remaining $28.7 million aggregate principal amount of convertible debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, our common stock ceases to be listed on the NYSE, another established national securities exchange or an automated over-the-counter trading market in the United States. If we are unable to remedy the deficiency described above and remain listed on the NYSE and if we are unable to list our common stock on another established national securities exchange or automated U.S. over-the-counter trading market, there is a risk that some or all holders of our convertible notes will exercise their right to require us to repurchase their notes. There can be no assurance that we would be able to satisfy such repurchase requests.

As of September 30, 2008, the Company’s consolidated financial statements include $96.2 million of cash and cash equivalents and total indebtedness of $4.4 billion. Total indebtedness includes recourse indebtedness of $110.8 million and $4.3 billion of non-recourse debt relating to consolidated VIEs. As mentioned above, as of the date of this filing total recourse indebtedness has been reduced to $78.3 million as a result of additional convertible debt repurchases. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the equity that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

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

The following summarizes certain key over-collateralization test matters for each of our respective target asset classes:

•

MBS and Other Investments—As previously disclosed, the Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed over-collateralization tests, the net interest earnings of the three remaining CDOs will continue to be reflected in the Company’s net investment income and taxable income. Previously, we received written notice from the trustees of Kleros Real Estate I, II, and III that each CDO experienced an event of default. On October 30, 2008, we received written notice from the trustee of Kleros Real Estate IV that the CDO has experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder.

On May 1, 2008, the Company received written notice from the trustee of Kleros Real Estate III that the controlling class debtholder had submitted a notice of liquidation. The liquidation of Kleros Real Estate III occurred in June 2008 through a series of auctions of the underlying collateral and the final distribution of the liquidation proceeds was delivered to the controlling class debtholder in the same period. Additionally, the Company is no longer able to include the liquidated assets and the related income as a component of its REIT qualifying assets. As of the current date, the controlling class debtholders of Kleros Real Estate I, II and IV have not exercised their rights to liquidate either CDO.

•

TruPS—Our investments in TruPS are also financed with CDOs that are subject to over-collateralization requirements. The over-collateralization requirements in the TruPS CDOs are typically triggered in the event that more than three percent of the par value of collateral securities that collateralize the CDO debt defer on a principal or interest payment or are otherwise determined to be defaulted in accordance with the indenture for the particular CDO. As of the date of this filing, we have experienced 25 bank deferrals or defaults and no insurance deferrals in our TruPS portfolio. As of September 30, 2008, the aggregate principal amount of investments in the 25 TruPS that have defaulted or are currently deferring interest payments is $490.5 million, representing approximately 9.5% of the Company’s consolidated trust preferred securities portfolio. The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight CDOs in which the Company holds equity interests. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests. The Company currently projects that the affected CDOs may cure the over-collateralization failures and recommence making equity distributions from 2010 to 2023. These cash flow projections assume zero recovery of principal or interest on any of the currently deferring or defaulted securities and no additional deferrals. There can be no assurance that we will not experience additional deferrals or defaults that will result in further over-collateralization test failures or extend the expected cure periods of the deals currently failing over-collateralization tests.

•

Leveraged Loans—The over-collateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. In the event that an over-collateralization failure occurs in a leveraged loan CLO, changes to the priority of payments will result in the equity holders, including us, of the CLO not receiving any cash flows until such time as the over-collateralization failure is cured. Management continues to closely monitor and actively manage the leveraged loan portfolio as a result of the continued deterioration in macro-credit conditions and the potential for significant stress on the middle-market companies in our portfolio. As of the date of this filing, we have not experienced an over-collateralization failure in any of our leveraged loan CLOs.

Warehouse Financing Arrangements

As of September 30, 2008, we were party to the following agreement which is collateralized by the assets shown below:

Financing Facilities (and Aggregate Borrowing Capacity)	Termination Date	Assets Being Financed
Leveraged loan related warehouse facility	May 2009	$174.0 million

As of September 30, 2008, the Company’s consolidated financial statements included $133.2 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to on-balance sheet warehouse facilities entered into by a subsidiary of the Company utilized to finance the acquisition of leveraged loans on a short-term basis until longer-term financing is available. The Company’s maximum economic exposure to loss on the warehouse credit facility is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangement. As of September 30, 2008, the Company has invested $40.8 million of capital in this financing arrangement, which provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate.

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

Fair Values

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by currency exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of September 30, 2008 and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in MBS, residential mortgages, TruPS, and derivative instruments will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary materially from period to period.

Securities Repurchases

In August 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions. During the three-month period ended September 30, 2008, we repurchased 629,596 shares of common stock for $0.6 million, at a weighted-average price of $0.99 per share. Additionally, during October 2008, we repurchased 112,800 shares of common stock for $0.1 million, at a weighted-average price of $1.02 per share. We may also repurchase convertible debt securities from time to time in open market purchases or privately negotiated transactions. During the three-month period ended September 30, 2008, the Company repurchased and retired $78.8 million par value of its outstanding convertible debt securities for $33.0 million. The Company realized a gain of $43.9 million on these transactions, net of a $1.9 million write-off of related deferred costs. Subsequent to September 30, 2008, the Company repurchased and retired an additional $32.5 million par value of convertible debt securities for $17.6 million. As of the date of this filing, $28.7 million principal amount of the Company’s contingent convertible debt securities remains outstanding. There can be no assurance as to the timing or amount of any future securities repurchases we may complete.

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

Market Risk

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy has been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007 and remains depressed as of the date of this filing. Concerns about the capital adequacy of financial services companies, disruption in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in mortgage-backed securities, or MBS, mortgage loans, leveraged loans and bank and insurance company debt.

The disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of September 30, 2008, we had $40.8 million of cash deposited with warehouse lenders to collateralize a warehouse facility for leveraged loans. If the securitization markets remain effectively closed for an extended period, we may lose the first loss cash that we had deposited with the warehouse lender.

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

Through September 30, 2008, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable and repurchase agreements. These interest rate swap contracts have an aggregate notional value of $2.2 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable and repurchase agreements into fixed-rate payments. As of September 30, 2008, the interest rate swaps had an aggregate liability fair value of $115.7 million. Changes in the fair value of interest rate swaps that were not designated as hedges under SFAS No. 133 are recorded in earnings.

There have been no material changes in Quantitative and Qualitative disclosures in 2008 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007. See discussion of quantitative and qualitative disclosures about market risk under “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”) as of September 30, 2008. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at September 30, 2008, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 8, 2006, our loan to Beech Thicket Spring, Inc., Communities of Penland, LLC, COP Preservation Partners, LLC, F.W., Inc., The Penland Reserve Tract, LLC, and Triad Apartment Group, LLC in the original principal amount of $16.7 million (the “Penland Loan”) matured. The outstanding balance at maturity was $11,745,589.50. The Penland Loan was guaranteed by five individuals, Anthony R. Porter, Dorothy M. Porter, Frank A. Amelung, Eugenia Amelung and Richard L. Amelung (collectively “Guarantors”). On March 29, 2007, we obtained a judgment against the Guarantors for $13,060,614.63in the case is styled Alesco Financial Inc. v. Anthony R. Porter, Dorothy M. Porter, Frank Amelung, Eugenia Amelung and Richard Amelung, in the United States District Court in the Middle District of Florida, Case No.: 3:07-cv-00032-HWM-HTS. Frank A. Amelung, Eugenia Amelung and Richard L. Amelung sought protection in the United States Bankruptcy Court in the Southern District of Florida, West Palm Beach Division, In Re: Frank A. Amelung, Jr. and Eugenia Marie Amelung, Chapter 7 Debtors, Case No.: 07-15492-BKC-PGH, and In Re: Richard L. Amelung, Debtor Chapter 7, Case No.: 07-15493-BKC-PGH, respectively. Alesco has made a claim in both cases for the amount of the Judgment, reduced as the Peerless Loan otherwise is collected. At least two parties, including the Trustee in each case, have filed pleadings objecting to the discharge of Frank A. Amelung and Richard L. Amelung. The ability to collect a material amount of the Judgment in the bankruptcy proceedings is slight, and we do not belive the other Guarantors have significant assets for levy. We are considering all options to pursue collection of the Judgment in the various jurisdictions, subject to limitations imposed by law. We also retain our primary collateral consisting of real property in the Mountains of North Carolina.

The Attorney General of North Carolina on June 6, 2007, filed suit against one or more of the Borrowers and Guarantors of the Penland Loan described above, among others, in the case styled State of North Carolina ex rel, Roy Cooper, Attorney General vs. Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., PG Capital Holdings, L.L.C., Anthony Porter, Frank Amelung, Richard Amelung, J. Kevin Foster, Neil O’Rourke, Michael Yeomans, and A. Greg Anderson, General Court of Justice, Superior Court Division, State of North Carolina, Wake County, Case No.: 07-CVS-9006. The North Carolina Attorney General alleged that the defendants in the case obtained monies from consumers in violation of North Carolina law relating to unfair or deceptive practices affecting commerce. The court in this case has issued an order appointing a receiver for the assets of the corporate defendants in the case, Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., PG Capital Holdings, L.L.C., and has since added the rest of our Borrowers not originally named as defendants for receivership. We are not a named party in this action, but the receivership includes all of the North Carolina real property collateral held by us to secure the Penland Loan. The complaint filed by the North Carolina Attorney General seeks to void all contracts between the named defendants and consumers in the alleged deceptive scheme identified in the complaint, the return of all monies obtained by the named defendants in the alleged deceptive scheme, civil penalties against the named defendants and attorney fees from the named defendants. The Order Appointing Receiver authorizes the Receiver, among other things, to sell and dispose of property of the Borrowers in the receivership free and clear of all liens and other collateral interests, which liens or other collateral interests will then attach to the proceeds. We have not received notice of any such sale or disposition of our collateral, and we plan to protect vigorously any and all liens and other collateral interests in the collateral for the Penland Loan. In the pleadings in this case, we have learned that two of the Guarantors and other officers of our Borrowers have pled guilty to one or more felony counts relating to fraud involving the sale of real property in and around our remaining collateral in North Carolina and that the Receiver also has been appointed Special Master in the restitution proceedings in the criminal cases. We intend to continue to foreclose some or all our collateral, which may require this court’s approval, and pursue collection by all other available means.

Item 1A.	Risk Factors

The risks described under “Item 1A – Risk Factors“ included in our Annual Report on Form 10-K for the year ended December 31, 2007, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2007, our board of directors authorized us to repurchase up to $50.0 million of our outstanding common stock, such repurchases to be effected from time to time in the open market or through privately negotiated transactions. Below in tabular format is information pertaining to the repurchases of the Company’s shares of common stock during the three-month period ended September 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	—	$—	420,800	$48,045,578
August 1, 2008 through August 31, 2008	—	$—	420,800	$48,045,578
September 1, 2008 through September 30, 2008	629,596	$0.99	1,050,396	$47,419,420

Additionally, during October 2008, we repurchased 112,800 shares of common stock for $0.1 million, at a weighted-average price of $1.02 per share. As of the date of this filing, we have repurchased a total 1,163,196 shares at a weighted-average price of $2.32 per share.

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

ALESCO FINANCIAL INC.

	By:	/s/ James J. McEntee, III
James J. McEntee, III
Date: November 5, 2008		Chief Executive Officer

ALESCO FINANCIAL INC.

	By:	/s/ John J. Longino
John J. Longino
Date: November 5, 2008		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2006, by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

2.2	Letter Agreement dated September 5, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. and the attached Registration Rights Provisions (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2006).

2.3	Letter Agreement dated September 29, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2006).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.2	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.5	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.6	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

Exhibit No.	Description
10.3	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Master Repurchase Agreement, dated as of February 28, 2006, by and between Bear Stearns Mortgage Capital Corporation and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.5	Separation Agreement and General Release, dated July 14, 2006, by and between Sunset Financial Resources, Inc. and George Deehan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2006).

10.6	Assignment and Assumption Agreement, dated as of October 6, 2006, by and between Alesco Financial Inc. and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.7	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.8	Credit Agreement, dated as of September 29, 2006, by and among Alesco Financial Holdings, LLC, Alesco Financial Trust and Royal Bank of Canada (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.9	Credit Agreement, dated as of March 27, 2007, by and among Alesco Financial Holdings, LLC, Alesco Financial Inc., Royal Bank of Canada, U.S. Bank National Association and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.10	Letter Agreement, dated April 10, 2007, by and among Alesco Financial Inc., Alesco Warehouse Conduit, LLC, Cohen & Company Financial Management, LLC and Cohen & Company, in relation to the Note Purchase Agreement, dated December 5, 2006, by and among PFW III, Ltd., the investors party thereto, Alesco Warehouse Conduit LLC, as initial subordinated noteholder and ABN Amro Bank N.V. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.11	Letter Agreement, dated April 23, 2007, by and among Alesco Financial Inc., Alesco Holdings, Ltd., Strategos Capital Management, LLC and Cohen & Company, in relation to the Warehouse Risk Sharing Agreement, dated as of February 7, 2007, between Merrill Lynch and Alesco Holdings, Ltd. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.12	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.13	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.14	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

Exhibit No.	Description
10.15	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.16	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.17	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.18	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.19	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.20	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.21	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

11.1	Statement Regarding Computation of Per Share Earnings.***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

*	Filed herewith.
**	Furnished herewith.
***	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 8 to the consolidated financial statements included in this report.

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amount sufficient to require submission of the schedule.