Form 10-K
period 2008-12-31
ALESCO FINANCIAL INC
filed 2009-03-05
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

(Do not check if a

smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $121.9 million, based upon the closing price on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 4, 2009, there were 59,334,548 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to its 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s 2008 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALESCO FINANCIAL INC.

Forward Looking Statements or Information

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Forward-looking statements are based on current expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in “Item 1A—Risk Factors.” Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.

Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K, unless otherwise noted or as the context otherwise requires, we refer to the combined company Alesco Financial Inc. and its subsidiaries as “the Company,” “we,” “us,” and “our,” to the pre-merger Sunset Financial Resources, Inc. and its subsidiaries as “Sunset,” to the pre-merger Alesco Financial Trust and its subsidiaries as “AFT,” to our manager, Cohen & Company Management, LLC, as “our manager,” and to our manager’s ultimate parent, Cohen Brothers, LLC (which does business as Cohen & Company) as “Cohen & Company” or “Cohen.”

From an accounting perspective, as used throughout this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” refer to the pre-merger operations of AFT and the combined operations of the merged company and its consolidated subsidiaries post-merger through December 31, 2008

PART I

ITEM 1.	BUSINESS.

Overview

We are a specialty finance company that has historically invested primarily in the following target asset classes:

•

subordinated debt financings originated by our manager or third parties, primarily in the form of trust preferred securities, or TruPS, issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies;

•	leveraged loans made to small and mid-sized companies in a variety of industries, including the consumer products and manufacturing industries; and

•	mortgage loans, other real estate-related senior and subordinated debt securities, and residential mortgage-backed securities, or RMBS.

We have historically financed our investments in these target asset classes on a short-term basis with on and off-balance sheet warehouse facilities or other short-term financing arrangements and on a long-term basis with securitization vehicles, including collateralized debt obligations, or CDOs, and collateralized loan obligations, or CLOs.

We may also invest opportunistically from time to time in other types of investments within our manager’s areas of expertise and experience, subject to maintaining our qualification as a real estate investment trust, or

REIT, and our exemption from regulation under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our investment guidelines do not impose any limitations on the type of assets in which we may invest.

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy has been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities, or ABS, CDOs and other securitization structures, which began its precipitous decline during the second half of 2007, continued to decline in 2008 and remains depressed as of the date of this filing. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in mortgage-backed securities, or MBS, leveraged loans and bank and insurance company debt. In addition, the general disruption in the structured products markets has made it difficult for us to execute our long term financing strategy.

We are externally managed and advised by Cohen & Company Management, LLC, whom we refer to as our manager, pursuant to a management agreement. Our manager is a wholly-owned subsidiary of Cohen & Company. Cohen & Company was founded in 2001 by our chairman, Daniel G. Cohen, who is also the chairman of Cohen & Company and the chairman of our manager and who was formerly the chairman of AFT. Cohen & Company is an investment firm specializing in credit related fixed income investments with approximately $23 billion in assets currently under management in credit securities and other funds and investments across multiple asset classes. Through Cohen & Company Securities, LLC, Cohen & Company also provides institutional broker-dealer services focused on debt securities. With offices in Philadelphia, New York, Chicago, Los Angeles, Washington DC, Paris, London and Tokyo, Cohen & Company serves a diverse international network of institutional and individual clients.

Our Proposed Merger with Cohen & Company

As previously disclosed, we entered into a definitive merger agreement with Cohen & Company on February 20, 2009. Our Board of Directors and Cohen’s Board of Managers have each unanimously approved the transaction. Cohen & Company will merge with a subsidiary of the Company and will survive the merger as a subsidiary of the Company. In the merger, (i) members who own Class A units of membership interest and Class B units of membership interest in Cohen will have the option to exchange each of their membership units in Cohen for either 0.57372 shares of our common stock or 0.57372 replacement units of membership interest in Cohen and (ii) Daniel G. Cohen, who owns Class C units of membership interest in Cohen, will be entitled to receive one share of our Series A Voting Convertible Preferred Stock, par value $0.001 per share, which is referred to herein as the Series A share. The Series A share will have no economic rights but will entitle the holder thereof to elect one-third of our board of directors. In 2010, the holder of the Series A share may convert the Series A share into our Series B Voting Non-Convertible Preferred Stock, par value $0.001 per share, which will have no economic rights but will entitle such holder to vote together with our stockholders on all matters presented to our stockholders and to exercise approximately 31.5% of the voting power of our common stock. The replacement units of membership interest in Cohen may be exchanged into an equivalent number of our common stock at any time in the future. Holders of our common stock will continue to hold their shares of the Company. Pursuant to the merger agreement, we will complete a 1 for 10 reverse split of our common stock. It is currently expected that our current shareholders will own 62.4% of our shares of common stock immediately after the merger and former unit holders of Cohen will hold the balance; however, the actual percentages will not be known until members of Cohen have made their elections to receive either our common stock or replacement units of Cohen. If all Cohen membership interests were to be converted into our shares in the future, our current shareholders would own 38.5%, and former Cohen members would own 61.5%, of the combined company. Cohen will be treated as the acquirer for accounting purposes.

In the near term, the merger of the two companies is expected to provide the combined entity with enhanced financial resilience, synergies and economies of scale to better manage through current market conditions. Our business model will shift from a capital investment company to an operating company. As a result of the proposed merger, we expect that we will cease to qualify as a REIT beginning with our taxable year ending on December 31, 2009. Over the medium to long term, the combination is expected to create a platform specializing in credit related fixed income trading and management and a combined company with greater capital resources to pursue opportunistic initiatives in a distressed market, which may include potential acquisitions of other asset management and investment firms.

The merged company will seek to generate diversified revenue and fee income streams through the following three operating segments:

•

Capital Markets—This business consists of sales and trading, as well as origination, structuring, and placement of fixed income securities through Cohen’s broker dealer subsidiary, Cohen & Company Securities, LLC.

Additionally, this business provides corporate debt originations and new issue securitizations for a wide variety of corporate clients with a historical focus on the financial services industry.

•

Asset Management—This business serves the needs of client investors by managing assets within a variety of investment vehicles, including investment funds, permanent capital vehicles, and collateralized debt obligations.

This business seeks to generate fee income through strategic “roll up” acquisitions of credit fixed income contracts at attractive valuations and through the seeding and formation of additional investment vehicles.

•	Principal Investing—This business will be comprised primarily of our investment portfolio and Cohen’s seed capital in certain investment vehicles and the related gains and losses that they generate.

The proposed merger, which is expected to close during the second half of 2009, is subject to a number of closing conditions, including the receipt of third party consents and other conditions set forth in the definitive merger agreement. In addition, the merger is subject to approval by the affirmative vote of a majority of the votes cast by holders of our common stock, provided that the number of votes cast on the matter is over 50% of the votes entitled to be cast on the proposal. We will be filing a registration statement on Form S-4 with the Securities and Exchange Commission, or the SEC, to register the shares of our common stock issuable in the merger. The registration statement will include a joint proxy statement of us and Cohen & Company with regard to the approval of the transaction by our stockholders and members of Cohen & Company.

Our History

Sunset Financial Resources, Inc., or Sunset was incorporated in Maryland on October 6, 2003 and completed an initial public offering of common stock in March 2004. Sunset’s shares of common stock traded on the New York Stock Exchange, or the NYSE, under the ticker symbol “SFO.” During the period from the completion of Sunset’s initial public offering through April 27, 2006 Sunset pursued a business strategy of originating commercial mortgage loans and investing in RMBS and commercial mortgage-backed securities, or CMBS. Sunset elected to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2004.

Alesco Financial Trust, or AFT was organized as a Maryland real estate investment trust on October 25, 2005 and commenced operations on January 31, 2006. During the first quarter of 2006, AFT completed the sale of an aggregate of 11,107,570 common shares of beneficial interest, or common shares, at an offering price of $10.00 per share in a private offering. AFT received proceeds from this offering of $102.4 million net of placement fees and offering costs. AFT elected to qualify as a REIT for U.S. federal income tax purposes for its taxable year ended October 6, 2006.

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

Our Manager

We are externally managed and advised by our manager, Cohen & Company Management, LLC, pursuant to a management agreement which we assumed from AFT in the merger. Our manager is responsible for administering our business activities and day-to-day operations through the resources of Cohen, its parent. Our manager has entered into a shared services agreement with Cohen pursuant to which Cohen provides our manager with access to Cohen’s credit analysis and risk management expertise and processes, information technology, office space, personnel and other resources to enable our manager to perform its obligations under the management agreement. Our management agreement and the shared services agreement are intended to provide us with access to Cohen’s personnel and their experience in capital markets, credit analysis, debt structuring and risk and asset management, as well as assistance with corporate operations.

Management Agreement

The management agreement requires our manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved by a majority of our independent directors and monitored by our board of directors. Our manager is responsible for (i) the selection, purchase, monitoring and sale of our portfolio investments, (ii) our financing and risk management activities, and (iii) providing us with investment advisory services. In performing its functions, our manager engages and relies upon the experience and credit analysis and risk management process performed by Cohen. Our manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our assets and operations as may be appropriate, including, without limitation, the following:

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

•

counseling us regarding the maintenance of our qualifications as a REIT and monitoring compliance with the various REIT qualification tests and other rules set out in the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and Treasury Regulations thereunder;

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

•	selecting brokers and dealers to effect trading on our behalf including, without limitation, Cohen, provided that any compensation payable to Cohen is based on prevailing market terms;

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

•

assisting us in complying with all regulatory requirements applicable to us in respect of our business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports and documents, if any, required under the Exchange Act;

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

The initial term of the management agreement expired on December 31, 2008, and was renewed for an additional one year term. The management agreement will continue to be automatically renewed for a one-year term on each anniversary date thereafter unless terminated as described below. Our independent directors review our manager’s performance annually and, following the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common stock, based upon (i) unsatisfactory performance that is materially detrimental to us or (ii) a determination that the management fees payable to our manager are not fair, subject to our manager’s right to prevent such a termination pursuant to clause (ii) by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors and our manager. We must provide 180 days’ prior notice of any such termination and our manager will be paid a termination fee equal to three times the sum of (A) the average annual base management fee for the two 12-month periods preceding the date of termination plus (B) the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination (and annualized for any partial year), which may make it costly and difficult for us to terminate the management agreement.

We may also terminate the management agreement without payment of the termination fee with 30 days’ prior written notice for cause, which is defined as (i) our manager’s continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof, (ii) our manager’s engagement in any act of fraud, misappropriation of funds, or embezzlement against us, (iii) our manager’s gross negligence, willful misconduct or reckless disregard in the performance of its duties under the management agreement, (iv) the commencement of any proceeding relating to our manager’s bankruptcy or insolvency that is not withdrawn within 60 days or in certain other instances where our manager becomes insolvent, (v) the dissolution of our manager or Cohen (unless the directors have approved a successor under the management agreement) or (vi) a change of control (as defined in the management agreement), other than certain permitted changes of control, of our manager or Cohen. Cause does not include unsatisfactory performance, even if that performance is materially detrimental to our business. Our manager may terminate the management agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Furthermore, our manager may decline to renew the management agreement by providing us with 180 days’ written notice. Our manager may also terminate the management agreement upon 60 days’ written notice if we default in the performance of any material term of the management agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our manager a termination fee in accordance with the terms of the management agreement.

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

Reimbursement of Expenses. In connection with the management agreement, Cohen has agreed to make its in-house personnel available to us as part of the management services to be provided in consideration of the management fee payable thereunder. Cohen’s in-house personnel performs certain legal, accounting, due diligence tasks and other services for us that outside professionals or outside consultants otherwise would perform.

In addition to our management fee expenses, we pay other operating expenses and may be required to reimburse our manager for certain of our operating expenses that the manager pays for on our behalf. The expenses required to be paid by us include, but are not limited to, issuance and transaction costs related to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors’ and officers’ liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our stockholders, the costs of printing and mailing proxies and reports to our stockholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors that is used solely for us, costs incurred by employees of our manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we are required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our manager required for our operations. Except as noted above, our manager is responsible for all other costs incidental to the performance of its duties under the management agreement, including compensation of our manager’s employees and other related expenses. Our manager is compensated for these costs through the fees it receives under the management agreement. Our independent directors review these costs and reimbursements periodically to confirm that these costs and reimbursements are reasonable.

Incentive Fee. In addition to the base management fee, our manager receives a quarterly incentive fee payable in arrears in an amount equal to the product of:

(i) 20% of the dollar amount by which:

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

Our management agreement provides that the base management fee and incentive management fee payable to our manager will be reduced, but not below zero, by our proportionate share of the amount of any CDO and CLO collateral management fees and incentive fees paid to Cohen in connection with the CDOs and CLOs in which we invest, based on the percentage of equity we hold in such CDOs and CLOs. Origination fees, structuring fees and placement fees paid to Cohen will not reduce the amount of fees we pay under the management agreement. Thus, Cohen and its affiliates will earn significant fees from their relationship with us, regardless of our performance or the returns earned by our stockholders, from their investment in us.

Our Investment and Financing Strategy

Our investment strategy has historically been focused on investing in leveraged portfolios of subordinated debt in the form of TruPS issued by banks, bank holding companies and insurance companies, leveraged loans to small and mid-sized companies, mortgage loans, other real estate-related senior and subordinated debt securities, and RMBS. The disruption in the credit markets has directly impacted and continues to directly impact our business because our investment strategy is primarily focused on making investments in our target asset classes and financing those investments on a long-term basis through the issuance of structured products. Our board of directors is evaluating strategic alternatives for our company, including the merger with Cohen & Company, which could result in a change to our future investment strategy.

We have experienced significant defaults and realized losses within our MBS and TruPS portfolios. These defaults and realized losses have resulted in the failure of overcollateralization tests within our MBS and TruPS CDOs and we are not currently and do not expect in the foreseeable future to receive cash distributions from those investments.

In general, our historical investment strategy has been to acquire investments in our target asset classes on a short-term basis through on and off-balance sheet warehouse facilities or other short-term financing arrangements and finance these investments on a long-term basis with securitization vehicles, including CDOs and CLOs. Our historical financing strategy involved the use of significant amounts of leverage, which has resulted in increased losses in our portfolios. We expect that our use of leverage will continue to have the effect of increasing losses in this current period of unfavorable economic conditions. The amount of leverage we have and can employ is driven by and limited to the common business practices of the companies providing the financing for each asset class. We do not have a policy limiting the amount of leverage we may incur to finance our investments.

A CDO or CLO is a securitization structure pursuant to which assets such as TruPS, surplus notes, ABS such as RMBS, leveraged loans or other loans or securities are transferred to a special purpose entity that issues multiple classes of debt and equity interests to finance a portfolio of securities or loans. A portion of the cash flow from the portfolio of assets collateralizing the CDO is used to repay the CDO liabilities. The equity securities issued by the CDO are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. In each of our CDO investments other than the Emporia deals, the residual amounts that are available for payment to the equity holders’ are being used to paydown the CDO liabilities. The residual cash flows have been redirected to paydown the CDO liabilities as a result of the failure of certain credit enhancement tests or overcollateralization tests that are included in the structures of the CDOs. We may acquire all or a portion of the equity or debt securities issued by CDOs, CLOs and other securitizations. If we purchase a sufficient amount of the equity interests in the CDO or CLO or meet other consolidation rules pursuant to GAAP, we will consolidate all of the assets of the CDO or CLO and will reflect all of the debt of the CDO or CLO on our balance sheet and will reflect income, net of minority interests. The securities issued by CDOs, CLOs and other securitizations that we own are equity securities that are subordinate to debt. Such securities are not secured by any collateral and generally rank junior to an issuer’s existing debt securities in right of payment and in liquidation.

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

Our Portfolio

The table below summarizes our investment portfolio as of December 31, 2008:

	Carrying Amount	Fair Value	Percentage of Total Portfolio	Weighted Average Interest Rate
	(dollars in thousands)
Investment in securities and security-related receivables:
TruPS and subordinated debentures and security-related receivables	$1,621,480	$1,621,480	43.8%	5.4%
Mortgage-backed securities	458,270	458,270	12.4%	3.0%

Total investment in securities and security-related receivables	$2,079,750	$2,079,750	56.2%	4.6%

Investment in residential and commercial mortgages and leveraged loans:
Residential mortgages	$859,828	$417,114	23.2%	6.4%
Commercial loans (1)	7,464	7,800	0.2%	—
Leveraged loans	753,504	398,370	20.4%	6.5%

Total investment in residential and commercial mortgages and leveraged loans	$1,620,796	$823,284	43.8%	6.4%

Total investments	$3,700,546	$2,903,034	100%	5.1%

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

We typically finance our investments in these target asset classes on a short-term basis with on and off-balance sheet warehouse facilities or other short-term financing arrangements and on a long-term basis with securitization vehicles, including CDOs and CLOs. The table below summarizes our indebtedness as of December 31, 2008:

Description	Amortized Cost	Net Change in Fair Value (2)	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Weighted- Average Contractual Maturity
	(dollars in thousands)
December 31, 2008:
Non-recourse indebtedness:
Trust preferred obligations	$385,600	$(265,191)	$120,409	2.9% to 8.7%	4.8%	Oct 2036
Securitized mortgage debt	844,764	—	844,764	5.0% to 6.0%	5.7%	Dec 2046
CDO notes payable (1)	8,449,072	(6,106,152)	2,342,920	2.1% to 9.5%	3.3%	Apr 2039
Warehouse credit facilities	126,623	—	126,623	3.8%	3.8%	May 2009

Total non-recourse indebtedness	$9,806,059	$(6,371,343)	$3,434,716

Recourse indebtedness:
Junior subordinated debentures	$49,614	$—	$49,614	7.9% to 9.5%	8.8%	Aug 2036
Contingent convertible debt	28,650	—	28,650	7.6%	7.6%	May 2027

Total recourse indebtedness	$78,264	$—	$78,264

Total indebtedness	$9,884,323	$(6,371,343)	$3,512,980

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation. Carrying amount includes $1.6 billion of liabilities at fair value.

(2)	Amounts reflect adjustment to fair value for those debt obligations elected to be recorded at fair value under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).

Recourse indebtedness refers to indebtedness in respect of which there is recourse to our general assets. As indicated in the table above, our consolidated financial statements include recourse indebtedness of $78.3 million as of December 31, 2008. Non-recourse indebtedness consists of indebtedness of consolidated variable interest entities, or VIEs, which has recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit. Our maximum exposure to loss as a result of our involvement with each VIE is the $460.9 million of capital that we have invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects us to potential margin calls for additional pledges of cash or other assets.

During the year ended December 31, 2008, the Company repurchased and retired $111.4 million par value of its outstanding convertible debt securities for $50.6 million. The Company realized a gain of $58.0 million on these transactions, net of a $2.7 million write-off of related deferred costs. As of the date of this filing, $28.7 million principal amount of the Company’s contingent convertible debt securities remains outstanding. The holders of the Company’s remaining $28.7 million aggregate principal amount of convertible debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, a person acquires beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of transactions, of shares of capital stock of the Company entitling such person to exercise 50% or more of the total voting power of all shares of capital stock of the Company entitled to vote generally in the elections of directors, other than any such acquisition by the Company, any subsidiary of the Company or any employee benefit plan of the Company, Cohen & Company Management, LLC, or an affiliate of Cohen & Company, ceases to be the manager of the Company pursuant to the management agreement, or the Company’s common stock ceases to be listed on the NYSE, another established national securities exchange or an automated over-the-counter trading market in the United States.

The following table summarizes investments in our target asset classes that are financed through securitization vehicles included in our consolidated financial statements:

CDO/CLO	Type of Collateral	Total Investments to be Financed Upon Final Ramping	% Ownership of Special Purpose Entity Held by Us	Our Initial Equity Investment
Alesco Preferred Funding X, Ltd.	Bank and insurance company TruPS and surplus notes	$950.0 million	63.2%	$35.0 million

Alesco Preferred Funding XI, Ltd.	Bank and insurance company TruPS and surplus notes	$659.6 million	77.7%	$31.6 million

Alesco Preferred Funding XII, Ltd.	Bank and insurance company TruPS and surplus notes	$662.6 million	55.0%	$22.2 million

Alesco Preferred Funding XIII, Ltd.	Bank and insurance company TruPS and surplus notes	$500.0 million	68.3%	$21.1 million

Alesco Preferred Funding XIV, Ltd.	Bank and insurance company TruPS and surplus notes	$800.0 million	75.0%	$36.3 million

Alesco Preferred Funding XV, Ltd.	Bank and insurance company TruPS and surplus notes	$667.0 million	73.7%	$26.7 million

Alesco Preferred Funding XVI, Ltd.	Bank and insurance company TruPS and surplus notes	$500.0 million	75.0%	$18.1 million

Alesco Preferred Funding XVII, Ltd.	Bank and insurance company TruPS and surplus notes	$400.9 million	75.0%	$27.6 million

Kleros Real Estate CDO I, Ltd.	RMBS	$ 1.0 billion	100%	$30.0 million

Kleros Real Estate CDO II, Ltd.	RMBS	$ 1.0 billion	100%	$30.0 million

Kleros Real Estate CDO IV, Ltd.	RMBS	$ 1.0 billion	100%	$30.0 million

Emporia Preferred Funding II, Ltd.	Middle market leveraged loans	$350.0 million	59.0%	$19.3 million

Emporia Preferred Funding III, Ltd.	Middle market leveraged loans	$400.0 million	79.5%	$28.8 million

Bear Stearns ARM Trust 2007-02	Securitized mortgage loans	$ 1.0 billion	100%	$65.2 million

Hedging and interest rate risk management strategy. We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings, subject to certain limitations because we conduct our business to qualify as a REIT.

We may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or potentially other influences on the values of our assets. We may be required to implement some of these techniques through a taxable REIT subsidiary (TRS) that is fully subject to corporate income taxation. Our interest rate management techniques may include:

•	interest rate swaps, including options and forward contracts;

•	interest rate caps, including options and forward contracts;

•	interest rate collars, including options and forward contracts;

•	interest rate lock agreements, principally Treasury lock agreements; and

•	puts and calls on securities or indices of securities.

We may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under short-term financing arrangements. Our interest rate swap agreements have historically been structured such that we or the securitization vehicles that we consolidate receive payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for London Interbank Offered Rate, or LIBOR. The short-term financing arrangements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. We use swap agreements to effectively fix our borrowing cost and do not hold swap agreements for speculative or trading purposes. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Interest rate management techniques do not eliminate interest rate risk but, rather, seek to mitigate it. See “Item 1A—Risk Factors—Business Risks—Our hedging transactions may not completely insulate us from interest rate risk, which may cause greater volatility in our earnings.”

Credit Analysis and Risk Management

Our historical investment strategy involved two primary investment phases: (i) the selection of assets to be acquired during a short-term warehouse accumulation period, and (ii) the long-term financing of the warehoused assets through our securitization strategy. Our manager identifies investments during each of these phases through the application of the underlying asset credit analysis and underwriting process utilized by Cohen in their business. With respect to the identification of assets in our target asset classes to be acquired during warehouse accumulation periods, we have relied on the expertise of separate credit committees at Cohen for each of our target asset classes. Our manager provides us with long-term financing strategies, such as CDOs, CLOs and other securitization vehicles through which assets are ultimately financed, subject to the approval of a majority of our independent directors.

Cohen’s credit analysts continually monitor assets for potential credit impairment after they have been funded. The monitoring process includes a daily review of market conditions and public announcements by issuers, ongoing dialogues with issuers, a monthly review of collateral statistics and performance, meetings to discuss credit performance and watch list surveillance. If our manager identifies a particular asset exhibiting deterioration in credit, the relevant credit team will meet to discuss the creditworthiness of the underlying asset and assess outlook and valuation estimates.

Competition

The current state of the global credit markets has resulted in a lack of liquidity and significant volatility in the types of asset classes that we have historically invested. These disruptions are expected to continue to limit our ability and our competitors’ ability to execute on historical investment strategies. Upon the return of liquidity to the credit markets, we expect to continue to encounter significant competition in seeking investments. We expect to compete with many third parties including specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. Some of our competitors have substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and better operating efficiencies.

Cohen has granted us a right of first refusal to (a) purchase the equity interests in CDOs collateralized by U.S. dollar denominated TruPS issued by banks, bank holding companies and insurance companies for which Cohen or its affiliates serve as collateral manager and (b) purchase the equity interest in CLOs of U.S. dollar denominated leveraged loans for which Cohen or its affiliates serve as collateral manager. Although the securitization and TruPS lending markets are currently depressed, we may benefit from a right of first refusal provided by Cohen with respect to certain of our target assets. The right of first refusal excludes (1) individual investments in leveraged loans, (2) TruPS which collateralize CDOs in which we decline to exercise our right of first refusal to acquire equity interests in the CDO and (3) non-U.S. dollar denominated investments in any of our targeted asset classes. However, there are other REITs with investment objectives similar to the Company and others may be organized in the future, including those that may be advised or managed by Cohen. In addition, in the event that the merger with Cohen is not consummated, there can be no assurance that Cohen’s affiliates will not establish or manage other investment entities in the future that compete with us for other types of investments. If any present or future Cohen investment entities have an investment focus similar to our focus, we may be competing with those entities for access to the benefits that its relationship with Cohen provides to it, including access to investment opportunities.

Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Employees

We have no employees. All employees are provided by our manager pursuant to the management agreement. See “Management Agreement” above for a summary of our management agreement with our manager.

Investment Policies and Policies with Respect to Certain Activities

The following is a discussion of certain of our investment, financing and other policies.

Investment Guidelines

We have no prescribed limitation on any particular investment type. Through our manager, we pursue diverse investments in a manner that is consistent with maintaining our qualification as a REIT for U.S. federal income tax purposes and our intention to qualify for an exemption from registration under the Investment Company Act. We have adopted general guidelines for our investments and borrowings to the effect that:

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

Financing Policies

Our investment guidelines do not restrict the amount of indebtedness that we may incur. Our manager may use leverage with the intention of enhancing overall investment returns; however use of significant leverage may increase losses during unfavorable economic conditions. Our manager will also seek, where possible, to match the term and interest rates of a substantial part of our assets and liabilities to minimize the differential between overall asset and liability maturities and to capture positive spreads between yields on the assets and the long-term financing costs of such assets.

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

Conflicts of Interest Policies

Our board of directors has approved guidelines regarding possible conflicts of interest. Any transactions between us and Cohen not specifically permitted by our management agreement or the shared services agreement must be approved by a majority of our independent directors. The independent directors review transactions on a quarterly basis to ensure compliance with the investment guidelines. In such a review, the independent directors rely primarily on information provided by our manager.

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

•	make any loan to or borrow from any of the foregoing persons; or

•	enter into any transaction with Cohen not specifically permitted by our management agreement or the shared services agreement without the approval of a majority of our independent directors.

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

Pursuant to Maryland law, a contract or other transaction between a company and a director or between the Company and any other company or other entity in which a director serves as a director or has a material financial interest is not void or voidable solely on the grounds of such common directorship or interest, the presence of such director at the meeting at which the contract or transaction is authorized, approved or ratified or the counting of the director’s vote in favor thereof if (1) the material facts relating to the common directorship or interest and as to the transaction are disclosed to the board of directors or a committee of the board of directors, and the board of directors or committee authorizes, approves or ratifies the transaction or contract by the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum, (2) the material facts relating to the common directorship or interest of the transaction are disclosed to the stockholders entitled to vote thereon, and the transaction is authorized, approved or ratified by a majority of the votes cast by the stockholders entitled to vote other than the votes of shares owned of record or beneficially by the interested directors or corporation, firm or other entity, or (3) the transaction or contract is fair and reasonable to the Company at the time it is authorized, ratified or approved.

Policies with Respect to Other Activities

We have the authority to offer common stock, preferred stock or options to purchase shares in exchange for property and to repurchase or otherwise acquire our common stock or other securities in the open market or otherwise, and we may engage in such activities in the future. We may issue preferred stock from time to time, in one or more series, as authorized by the board of directors without the need for stockholder approval. We do not intend to engage in trading, underwriting or agency distribution or sale of securities of other issuers other than though our registered broker-dealer subsidiary. We have not in the past, but we may in the future invest in the securities of other issuers for the purpose of exercising control over such issuers. At all times, we intend to make investments in such a manner as to qualify as a REIT, unless because of circumstances or changes in the Internal Revenue Code or the regulations of the U.S. Department of the Treasury, our board of directors determines that it is no longer in our best interest to qualify as a REIT. Except as described in this filing, we have not made any loans to third parties, although we may in the future make loans to third parties, including, without limitation, to joint ventures in which we participate. We intend to make investments in such a way that we will not be treated as an investment company under the Investment Company Act.

Our Distribution Policy

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain.

In connection with the REIT requirements and to avoid paying income or excise taxes with respect to our net income, we generally expect to make regular quarterly distributions of all or substantially all of our taxable net income to holders of our common stock out of assets legally available thereof. Any future distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and our ability to reduce our future dividend requirement with net operating losses. Our actual results of operations and our ability to pay distributions will be affected by a number of factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures.

Restrictions on Ownership of Our Common Stock

To assist us in maintaining our qualification as a REIT, our charter generally prohibits any stockholder from beneficially or constructively applying certain attribution provisions of the Internal Revenue Code, owning more than 9.8% of the aggregate in value of our outstanding shares of any class or series of stock. Our board of directors may, in its sole discretion, exempt a person from the ownership limit with respect to a particular stockholder if our board of directors is presented with evidence satisfactory to it that the ownership will not then or in the future jeopardize our qualification as a REIT. Our charter also prohibits any person from (a) beneficially or constructively owning our shares if such ownership would result in our being “closely held” under Section 856(h) of the Internal Revenue Code or otherwise would result in our failing to qualify as a REIT, and (b) transferring shares if such transfer would result in our shares being owned by fewer than 100 persons. Our charter provides that any ownership or transfer of our shares in violation of the foregoing restrictions will result in the shares owned or transferred in such violation being automatically transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee acquiring no rights in such shares. If the transfer is ineffective for any reason, then, to prevent a violation of the restriction, the transfer that would have resulted in such violation will be void ab initio.

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

Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this filing or other filings with the SEC, and the information contained on our website is not part of this filing.

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

Risks Related to Our Management and Our Relationship with Our Manager

The following risk factors relating to our management and our relationship with our manager may no longer be applicable once the Company completes its merger with Cohen & Company and its manager is internalized.

We are managed by our manager and are obligated to pay substantial fees and are subject to potential conflict of interest risks.

Our manager has and will earn substantial fees from its relationship with us. Our manager and its affiliates, including Cohen & Company, earn base management fees and incentive fees under our management agreement; however, such fees are reduced by asset management fees earned by Cohen & Company for managing CDOs and CLOs in which we invest. Cohen & Company also has earned and will earn origination fees and structuring fees in respect of CDOs and CLOs in which we have invested and may invest. In addition to ongoing management fees and fees arising from our investments, our manager will also be entitled to a termination fee of three times the sum of the average annual base fee and incentive fee for the past two 12-month periods under the management agreement if the agreement is terminated under specified circumstances. We are subject to potential conflicts of interest arising out of our relationship with our manager and its affiliates, including the following potential conflicts arising from fees payable to our manager or its affiliates:

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

We are subject to potential conflicts of interest arising out of our relationship with our manager and its affiliates, including Cohen & Company. For instance, Daniel G. Cohen, our chairman, and James J. McEntee, III, our chief executive officer and president, also serve as executive officers of Cohen & Company and are not exclusively dedicated to our business. Furthermore, our manager is controlled by Mr. Cohen and by certain of our other executive officers. In addition, our manager has no fiduciary obligation to our stockholders. The management agreement does not prevent our manager and its affiliates from engaging in additional management or investment opportunities, some of which compete with us. Our manager and its affiliates engage in additional management or investment opportunities that have overlapping objectives with us, and face conflicts in the allocation of investment opportunities. Such allocation is at the discretion of our manager and there is no guarantee that this allocation will be made in the best interest of our stockholders. Additionally, the ability of our manager and its officers and employees to engage in other business activities may reduce the time our manager spends managing us.

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

Cohen & Company has granted us a right of first refusal to (a) purchase the equity interests in CDOs or similar structured products collateralized by U.S. dollar denominated TruPS issued by banks, bank holding companies and insurance companies for which Cohen & Company or its affiliates serve as collateral manager in which event we will have a priority right to fund the origination, through our warehouse facilities, of U.S. dollar denominated TruPS originated by our manager and Cohen & Company or its affiliates which will collateralize the CDOs as to which we have exercised the right of first refusal to acquire equity interests, and (b) purchase the equity interests in CLOs of U.S. dollar denominated leveraged loans for which Cohen & Company or its affiliates serve as collateral manager. Although we benefit from a right of first refusal provided by Cohen & Company with respect to certain of our target assets, this right of first refusal excludes (1) individual investments in leveraged loans, (2) TruPS which collateralize CDOs in which we decline to exercise our right of first refusal to acquire equity interests in the CDO and (3) non-U.S. dollar denominated investments in any of our targeted asset classes.

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

Our executive officers and the employees of our manager, other than our chief financial officer and our chief accounting officer (and certain other accounting personnel), do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of our manager, other than our chief financial officer and chief accounting officer (and certain other accounting personnel), allocate some, or a material portion, of their time to other businesses and activities. For example, our chairman of the board of directors, and president and chief executive officer also serve as executive officers of Cohen & Company. In addition to serving as chairman of Cohen & Company, our chairman of the board of directors serves as a trustee of RAIT Financial Trust, or RAIT (NYSE: RAS), a public company that makes investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring real estate interests. In the event that the proposed merger with Cohen & Company is consummated, our chairman of the board of directors has agreed to act as our chairman of the board of directors and chief executive officer and to devote substantially all of his business time and effort to the performance of the duties required by such offices. Other than as disclosed above, none of these individuals is required to devote a specific amount of time to our affairs. Accordingly, we will compete with Cohen & Company and RAIT and possibly other entities in the future for the time and attention of these senior officers and there may be conflicts of interest in allocating investment opportunities to us that may also be suitable for other entities that Cohen & Company advises, as well as RAIT.

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

The lenders under our recourse indebtedness agreements and warehouse facility and possible future repurchase agreements and credit facilities may require that our manager manage our operations pursuant to our management agreement, or that certain key employees of our manager continue to be employed by our manager, as a condition to making continued advances to us under the facilities or as a condition to avoid acceleration of our debt under our recourse indebtedness agreements. Additionally, if our manager ceases to be our manager, or if such key employees are no longer employed by our manager, the lenders may terminate our facility and their obligation to advance funds to us in order to finance our future investments. If our manager ceases to be our manager under our management agreement for any reason or if such key employees are no longer employed by our manager, and we are not able to obtain financing on favorable terms or at all, such failure could adversely affect our business and results of operations.

Our manager has a short history and has limited experience in managing a REIT, which may hinder our ability to achieve our investment objectives or result in loss of our qualification as a REIT.

Government regulations impose numerous constraints on the operations of REITs. Our manager began operations in January 2006 and has limited experience in managing a portfolio of assets for a REIT, which may hinder our ability to achieve our investment objectives or result in loss of our qualification as a REIT in the event that we do not complete the proposed merger with Cohen.

Our board of directors has approved very broad investment guidelines for our manager and does not approve each investment decision made by our manager, which may hinder our ability to unwind transactions entered into by the time such transactions are reviewed.

Our manager is authorized to follow very broad investment guidelines on behalf of us. Our board of directors periodically reviews such investment guidelines. Our board of directors approves the investment transactions entered into by the Company, but does not approve the individual transactions relating to collateral accumulation completed within each of the CDO entities or similar structured products that we have or may invest in. In addition, in conducting periodic reviews of select investments, our board of directors may rely primarily on information provided to us by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind at the time they are reviewed by the board. Our manager has great latitude within the broad parameters of the investment guidelines in determining the types of assets it may decide are proper investments.

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

We may terminate the management agreement we entered into with our manager for cause (as defined in the management agreement) at any time. As of December 31, 2008, the management agreement was renewed for a one year period and will continue to be automatically renewed for a one-year term on each anniversary date thereafter unless terminated for cause or as otherwise described in the management agreement. We may terminate the agreement annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common stock, upon (1) unsatisfactory performance by our manager that is materially detrimental to us or (2) a determination that the management fee payable to our manager is not fair, subject to our manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. Our manager will be provided 180 days’ prior notice of any termination and will be paid a termination fee equal to three times the sum of (A) the average annual base management fee for the two 12-month periods immediately preceding the date of termination, plus (B) the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Thus, in some circumstances, we will be unable to terminate our management agreement. In other circumstances where we do have the right to terminate our management agreement, these provisions would result in substantial cost to us upon termination. In addition, we may also incur considerable legal cost resulting from potential litigation that may arise in connection with the termination of our management agreement. Consequently, these costs may make it more difficult for us to terminate our management agreement without cause.

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

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy has been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007, continued to decline in 2008 and remains depressed as of the date of this filing. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in MBS, residential mortgages, leveraged loans and bank and insurance company debt. We typically finance our investments with on and off-balance sheet warehouse facilities and on-balance sheet CDOs and CLOs. We continue to have exposure to these markets and products and as market conditions continue to worsen the fair value of our investments could further deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to take further writedowns in the fair value of our investments portfolio, which may have an adverse effect on our results of operations in future periods.

Markets have experienced, and may continue to experience, periods of high volatility accompanied by reduced liquidity.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating investment portfolio losses as they would be under more normal market conditions. Severe market events have historically been difficult to predict, however, and we could realize significant losses if unprecedented extreme market events were to occur, such as the recent conditions in the global financial markets and global economy.

Significant concentrations of risk may expose us to losses.

Concentrations of risk in our investment portfolio may reduce our revenues or result in losses in our investment portfolio in the event of unfavorable market or broader economic trends. We have committed a large portion of our capital to investments in our target asset classes, which results in us having significant exposures to MBS, residential mortgages, leveraged loans and bank and insurance company debt

Liquidity and Funding Risks

The disruption in the credit markets has adversely affected our access to liquidity and is likely to result in additional losses.

The disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of December 31, 2008, we had $39.0 million of cash deposited with a warehouse lender to collateralize a warehouse facility for leveraged loan assets. The leveraged loan warehouse facility is scheduled to mature in May 2009. Prior to the May 2009 maturity date, we do not expect that the warehouse lender will offer us favorable refinancing terms or the ability to extend the warehouse facility. If the securitization markets remain effectively closed through the May 2009 maturity date, we will likely lose the first loss cash that we had deposited with the warehouse lender in the amount of $39.0 million.

In addition, our inability to maintain compliance with the overcollateralization requirements of our CDO and CLO financing arrangements can materially adversely affect our cash flow from operations and our ability to make distributions to our stockholders’ for the reasons discussed above.

We may not be able to maintain our continued listing standards for the New York Stock Exchange (NYSE).

On October 10, 2008, we were notified by the NYSE that we were not in compliance with an NYSE continued listing standard applicable to our common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, we notified the NYSE of our intent to cure this deficiency. Under the NYSE rules, we have six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If we are not compliant by that date, our common stock will be subject to suspension and delisting by the NYSE. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, we currently expect to effectuate a 1 for 10 reverse split of our common stock. Our common stock remains listed on the NYSE under the symbol “AFN.” The NYSE’s continued listing standards also require that our average market capitalization be at least $25 million over any 30 consecutive trading day period and that we maintain our REIT status. On February 26, 2009, the NYSE submitted to the SEC an immediately effective rule filing which suspends the NYSE’s $1 minimum price requirement on a temporary basis, initially through June 30, 2009. Further, the filing also extends until the same date the NYSE’s current easing of the average global market capitalization standard from $25 million to $15 million. In addition to being delisted due to our failure to comply with any of these continued listing standards, we will also likely be delisted if we fail to meet any other of the NYSE’s listing standards.

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

We depend upon the availability of adequate funding and capital for our operations. In particular, we will need to continue to raise additional equity capital in order to grow our business. Factors that we cannot control, such as disruption of the financial markets or negative views about the REIT or financial services industry generally, are presently impairing our ability to raise funding and this could continue into the future. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects.

In the event that we do not complete the proposed merger with Cohen, we will be required to annually distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and we are therefore not able to retain most of our earnings for new investments. The failure to secure acceptable financing could reduce our taxable income because our investments would no longer generate the same level of net interest income with an insufficient amount of funding or an increase in funding costs. A reduction in net income could have an adverse effect on our liquidity and our ability to make distributions to our stockholders. Sufficient funding or capital may not be available to us in the future on terms that are acceptable. In addition, if our minimum distribution required to maintain our qualification as a REIT becomes large relative to our cash flow due to our taxable income exceeding our cash flow from operations, then we could be forced to borrow funds, sell assets or raise capital on unfavorable terms, if at all, in order to maintain our REIT qualification. The failure of overcollateralization tests in our CDOs and CLOs can result in our taxable income exceeding our cash flow, which is referred to as “phantom income”. Phantom income is the result of a CDO and CLO entity generating taxable income but not making distributions to the entities equity holders to cover any potential tax burden. During a period of overcollateralization failure, the CDO or CLO entities use any residual cash flows, which are typically distributed to the equity holders, to pay down senior noteholders rather than distributing the residual cash flow to the CDO or CLO equity holders. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to our stockholders.

Our business requires a significant amount of cash, and if it is not available, our business and financial performance will be significantly harmed.

We require a substantial amount of cash to fund our investments, to pay expenses and to hold assets. We also require cash to meet our working capital, minimum REIT distribution requirements, if any, debt service obligations, and other needs.

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

Pending the structuring of a CDO or other securitization, we have typically financed assets that we acquire through borrowings under on and off-balance sheet warehouse arrangements and, possibly, repurchase facilities and secured lines of credit. The obligations of lenders to purchase assets or provide financing during a warehouse accumulation period are subject to a number of conditions, independent of our performance or the performance of the underlying assets. Likewise, repurchase facilities are dependent on the counterparties’ ability to re-sell our obligations to third parties. When there is a disruption of the repurchase market generally, or if one of our counterparties is itself unable to access the repurchase market, our access to this source of liquidity could be adversely affected. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to increase significantly the cost of the lines of credit that they provide. We may not be able to renew or replace our financing arrangements when they expire on terms that are acceptable to us or at all.

The disruptions in the credit markets have essentially halted our ability to use our historical short-term financing strategies, and we do not expect to be able to execute similar strategies until the markets recover. If and when the credit markets recover, there can be no assurance that we will be able to execute our short-term financing strategies in a manner that is consistent with our historical approach.

We have incurred a significant amount of debt to finance our operations, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution to our stockholders.

We have incurred a significant amount of debt to finance our operations, which can compound losses and reduce the cash available for distributions to our stockholders. As of December 31, 2008, the total consolidated indebtedness of the Company was $3.5 billion which includes certain amounts of CDO notes payable held at fair value. We have historically leveraged our investment portfolio through the use of warehouse facilities, repurchase agreements, securitizations, including the issuance of CDOs and CLOs and other borrowings. The leverage we employ varies depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of the assets in our consolidated financial statements are pledged as collateral for the borrowings included in our consolidated financial statements. The return on our investments and our cash flows from operations have been materially impacted by the significant disruptions in the credit markets. Our CDO and CLO indebtedness includes overcollateralization tests that require residual cash flows to be paid to senior noteholders in the event of failure of a test. We have experienced significant defaults within our TruPS and MBS portfolios and these defaults have resulted in the failure of overcollateralization tests within all of our CDOs collateralized by TruPS and MBS.

Debt service payments will reduce the net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Under certain repurchase agreements, our lenders could take title to our assets and our lenders may have an ability to liquidate our assets through an expedited process. As of December 31, 2008, we have no outstanding borrowings under repurchase agreements. Currently, neither our corporate charter nor our bylaws impose any limitations on the extent to which we may leverage our assets.

Financing arrangements that we are party to contain covenants that restrict our operations, and any default under these arrangements would inhibit our ability to grow our businesses and increase revenues.

The warehouse facility and recourse debt arrangements that we have entered into contain extensive restrictions and covenants. Failure to meet or satisfy any of these covenants may result in an event of default under these agreements. One of our TruPS debt arrangements requires us to maintain a leverage ratio of no greater than 95%. These agreements also typically contain cross-default provisions, so that an event of default under any agreement will trigger an event of default under other agreements, giving the lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and the right to enforce their rights by foreclosing on collateral pledged under these agreements.

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

The warehouse providers under our existing warehouse facility and any future facilities may have the right to liquidate assets acquired under the facilities upon the occurrence of certain events, such as a default or a decline in credit quality of the collateral that may lead to a default. We could be required to bear any losses up to our first loss cap suffered by the warehouse providers in the event of a collateral liquidation, if the losses are due to events such as, for example: (i) the failure of an obligor of the underlying collateral in the warehouse to make payments of any interest or principal in respect of the underlying collateral when due after any applicable grace period; (ii) the underlying collateral purchased during the warehouse period falls below a certain corporate rating; (iii) a breach by us of our obligation (if any) to purchase some or all of the equity in the CDO to which the warehouse is related if such breach causes the CDO to not close; or (iv) the underlying asset purchased during the warehouse period becoming a credit risk security (e.g., if the warehouse provider and/or the collateral manager determine in good faith that the underlying asset has a significant risk of declining in credit quality). In such events, we could suffer a liability up to the amount of the cash collateral we maintain with our warehouse providers, depending on the structure of the warehouse; provided, however, that if we breach our obligations to purchase equity of an associated CDO, our loss could be greater than this amount.

We may be unable to complete securitization transactions.

We have historically financed our investments with long-term CDO and CLO financing or other types of securitization structures. This involves creating a special-purpose vehicle, accumulating a pool of assets in the vehicle, and selling interests in the vehicle to purchasers on a non-recourse basis. We have historically retained all or a portion of the equity in the securitized pool of portfolio investments (i.e., the CDO). We may finance our investments with typically relatively short-term warehouse facilities, until a sufficient quantity of securities is accumulated, with the intent of refinancing these facilities through a securitization such as a CDO or CLO issuance or other financing. However, we may not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO or CLO issuance.

We also may not be able to obtain short-term warehouse facilities or to renew any such facilities after they expire should we find it necessary to extend the facilities to allow more time to buy the necessary eligible securities for long-term financing. The inability to renew the facilities may require us to seek more costly financing for our investments or to liquidate assets. Liquidation of the assets may subject us to the loss of our first-loss warehouse deposit. As described above, the existing disruption in the credit markets has severely constrained our ability to complete CDOs and CLOs. The inability to securitize our portfolio could hurt our performance. At the same time, the securitization of our portfolio investments has exposed us to losses, as the equity securities that we have retained have tended to be higher risk than the other securities issued by the CDOs or CLOs and more likely to suffer losses.

The use of CDO and CLO financings with over-collateralization requirements may have a negative impact on our cash flow and may trigger certain termination provisions in the related collateral management agreements.

The terms of the CDOs and CLOs we have structured have generally provided that the principal amount of assets must exceed the principal balance of the related securities issued by the CDO or CLO by a certain amount, commonly referred to as “over-collateralization.” The CDO and CLO terms have provided that, if certain delinquencies and/or losses exceeded the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the CDO or CLO securities, the required level of over-collateralization is increased or prevented from decreasing as would otherwise be permitted if losses or delinquencies had not exceeded those levels. Other tests, based on delinquency levels or other criteria including downgrades by the rating agencies of the underlying portfolio securities of the CDO, restrict our ability to receive cash distributions from assets collateralizing the CDO or CLO securities. The performance tests may not be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on future CDOs and CLOs, there are no assurances as to the actual terms of the CDO and CLO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. When the assets held by CDOs and CLOs fail to perform as anticipated, our earnings are adversely affected and over-collateralization or other credit enhancement expenses associated with CDO and CLO financings increase.

As of December 31, 2008 and through to the date of this filing, all of our CDOs collateralized by TruPS and MBS are failing overcollateralization tests and are currently not making any cash distributions to us. The failure of these overcollateralization tests are primarily the result of significant credit deterioration in the underlying collateral of our TruPS and MBS CDOs. The failure of the overcollateralization tests resulted in a change to the priority of payments to the debt and equity holders. Upon the failure of an overcollateralization test, the cash flows that would otherwise have been distributed to us are used to sequentially pay down the outstanding principal balance of the more or most senior noteholders.

The overcollateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. As of the date of this filing, we have not experienced an overcollateralization failure in any of our leveraged loan CLOs. However, the current state of the credit markets and the economy in general increases the likelihood of defaults and ratings agency downgrades on the underlying collateral of our CLOs. There can be no assurance that in light of the current markets that we will not experience significant defaults or downgrade activity in our leveraged loan portfolio that may result in the failure of overcollateralization tests.

The lack of liquidity in certain investments may adversely affect our business.

We hold investments in securities of private companies, CDOs and CLOs. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises.

A prolonged economic slowdown, volatility in the markets, a recession or declining real estate values and increasing interest rates could impair our investments and harm our operating results which may, in turn, adversely affect the cash available for distribution to our stockholders.

Our investments are susceptible to economic slowdowns or recessions and rising interest rates, which has lead to financial losses in our investments and a decrease in revenues, net income and assets. These events have reduced the value of our investments, reduced the number of attractive investment opportunities and harmed our operating results, which, in turn, has adversely affected our cash flow from operations.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity markets, or to access secured lending markets, has been and could continue to be adversely affected by conditions in the U.S. and international markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile, and in the past six months the volatility has reached unprecedented levels. In particular, the cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity and financial condition and the willingness of certain counterparties to do business with us.

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

Credit Risks

The mortgage loans in which we have invested, including the loans in any securitization trusts that we have a residual interest in, and the mortgage loans underlying the RMBS in which we have invested are subject to delinquency, foreclosure and loss, which could result in losses to us that may result in reduced earnings and negatively affect the cash available for distribution to our stockholders.

Residential mortgage loans are secured by single-family residential properties and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest, and civil disturbances, may impair borrowers’ abilities to repay their loans. As a result of the on-going disruption in the housing market and the downturn in the overall economy, we have recorded significant losses on our residential mortgage loan portfolio, including the loans held directly us and through our equity interest in a securitization trust collateralized by residential mortgage loans. The weighted average origination date for the loans included in our portfolio was July 2006 and the weighted average FICO of our borrowers at origination was 734. The majority of our loans were originated at the end of a period time of unprecedented real estate appreciation to borrowers that were deemed to be “prime” borrowers. During the past two years the values of the properties securing our loans have materially decreased and the credit quality of our average borrower has also materially decreased. We expect to record further losses on this portfolio as a result of the continuing increase in the unemployment rate, continued home price depreciation, lack of refinancing options for many borrowers and continued deterioration in the general macro economic conditions.

In the event of any default under a mortgage loan held directly by us or through our residual interests in securitization trusts, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law, which could result in a total loss of our investment. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, residential mortgage borrowers are not typically prevented by the terms of their mortgage loans from prepaying their loans in whole or in part at any time. Borrowers prepay their mortgages for many reasons, but typically, when interest rates decline, borrowers tend to prepay at faster rates. To the extent that the underlying mortgage borrowers in any of our mortgage loan pools or the pools underlying any of our MBS prepay their loans, we will likely receive funds that will have to be reinvested, and we may need to reinvest those funds at less desirable rates of return.

RMBS evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the MBS we have invested in are subject to all of the risks of the underlying mortgage loans.

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

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the “first loss” subordinated security holder and then by the “second loss” subordinated security holder. Our investments in subordinated RMBS are generally in the “second loss” position and therefore will be subject to losses. In the event of default and the exhaustion of any collateral, reserve fund, letter of credit and any classes of securities junior to those in which we have invested, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we have invested may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, will cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying MBS to make principal and interest payments will be impaired. In such an event, existing credit support in the securitization structure will be insufficient to protect us against loss of our principal on these securities.

We have invested in residential mortgage loans that have material geographic concentrations. Any adverse market or economic conditions in those regions may have a disproportionately adverse effect on the ability of our customers to make their loan payments.

We have invested in residential mortgage loans that have material geographic concentrations. The risk of foreclosure and losses on these loans are exacerbated by economic and other conditions in these geographic markets. In addition, the market value of the real estate securing those mortgage loans is adversely affected by adverse market and economic conditions in that region. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions, such as the current housing market, or natural disasters in that geographic region will adversely affect our net interest income from loans in our investment portfolio and our ability to make distributions to our stockholders. Based on the total carrying amount of the mortgages taken out in connection with the residential mortgage loans the Company had invested in as of December 31, 2008, approximately 47% of the properties securing those residential mortgage loans were concentrated in the state of California.

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

The insurance companies that issue the TruPS in which we invest are exposed to policy claims arising out of catastrophes. Catastrophes may be caused by various events, including hurricanes, earthquakes and floods and may also include man-made catastrophes such as terrorist activities. The frequency and severity of catastrophes are inherently unpredictable. Claims resulting from catastrophic events could materially reduce the profitability or harm the financial condition of the insurance companies which issue the TruPS in which we have invested, and could cause one or more of such insurance companies to defer payment on such TruPS, or default on the payment of distributions of such TruPS. Payments under these TruPS are subordinated to policy claim payments owed by these insurance companies to their policy holders. In addition, the ability of insurance companies to manage this risk may depend, in part, upon their ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future.

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

The borrowers under leveraged loans in which we have invested include privately owned mid-sized companies, which may present a greater risk of loss than loans to larger companies.

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

Accordingly, any of these factors could impair a borrower’s cash flow or result in other events, such as bankruptcy, which could limit that borrower’s ability to repay obligations to the CLOs in which we own securities, and may lead to losses in our investment portfolio and a decrease in our revenues, net income and assets, which may result in reduced earnings and negatively affect the cash available for distribution to our stockholders as a result of a partial or complete termination of distribution of cash to us from our CDO or CLO investments.

With respect to our investments in leveraged loans to mid-sized companies, we have invested in balloon loans and bullet loans which may have a greater degree of risk than other types of loans.

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

Balloon loans and bullet loans involve a greater degree of risk than other types of loans because they require the borrower to make a large final payment upon the maturity of the loan. The ability of a borrower to make this final payment upon the maturity of the loan typically depends upon our ability either to generate sufficient cash flow to repay the loan prior to maturity, to refinance the loan or to sell the related collateral securing the loan, if any. The ability of a borrower to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the borrower, the financial condition of the borrower, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the borrower may not have the ability to repay the loan at maturity and we could lose all or most of the principal of our loan. As of December 31, 2008, we had investments in balloon or bullets loans of approximately $702.9 million, or approximately 17.9% of total assets.

Business Risks

We have a limited operating history and limited experience operating as a REIT and we may not be able to operate the company successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We may not be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to our stockholders. Since we currently operate as a REIT, we will therefore be subject to various rules relating to REITs in the event that we do not complete the proposed merger with Cohen. Because we have limited experience operating within the complex rules and regulations required for REIT qualification, we may not be able to comply with these rules and regulations. Our failure to comply with these rules and regulations could force us to pay unexpected taxes and penalties and could have a material adverse effect on our results of operations, financial condition and business. See “Item 1A—Risk Factors—Tax Risks” below.

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

A REIT must annually distribute at least 90% of its REIT taxable income to its stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of these factors are beyond our control and a change in any such factor could affect our ability to make distributions. We may not be able to make distributions. From time to time, we may not have sufficient cash to meet the distribution requirements due to timing differences between (1) the actual receipt of cash, including receipt of distributions from our subsidiaries and (2) the inclusion of items in our income for U.S. federal income tax purposes. If we do not have sufficient cash available to pay required distributions, we might have to borrow funds or sell assets to raise funds, which could adversely impact our business. Furthermore, we are dependent on distributions from our subsidiaries for revenues. The failure of overcollateralization tests in our CDOs and CLOs can result in our taxable income exceeding our cash flow or phantom income. See Risk Factors—Liquidity and Funding Risks—”Failure to obtain adequate capital and funding would adversely affect the growth and results of our operations and may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.”

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

Furthermore, if income inclusions from our foreign TRSs or certain other foreign corporations that are not qualified REIT subsidiaries are determined not to qualify for the REIT 95% gross income test, we may need to invest in sufficient qualifying assets, or sell some of our interests in such foreign TRSs or other foreign corporations that are not qualified REIT subsidiaries, to ensure that the income we recognize from our foreign TRSs or such other foreign corporations does not exceed 5% of our gross income in the event that we do not complete the proposed merger with Cohen.

If the value of the assets we pledge to secure loans declines, we will experience losses and may lose our REIT qualification.

We have borrowings in the form of collateralized borrowings. As of December 31, 2008 we had no borrowing arrangements that subject us to margin calls. If the value of the assets pledged to secure our borrowings were to decline, we would be required to post additional collateral, reduce the amount borrowed or suffer forced sales of the collateral. If sales were made at prices lower than the carrying value of the collateral, we would experience additional losses. If we are forced to liquidate qualified REIT assets to repay borrowings, we may not be able to maintain compliance with the REIT provisions of the Internal Revenue Code regarding asset and source of income requirements. If we are unable to maintain our qualification as a REIT, our distributions will not be deductible by us, and our income will be subject to U.S. federal income taxation, reducing our earnings available for distribution to our stockholders.

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

Borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. As of December 31, 2008, we had no repurchase agreements or other financing arrangements that subject us to margin calls. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that our lender files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lender or us.

We may be required to repurchase mortgage loans that we have sold or to indemnify holders of our MBS.

If any of the mortgage loans that we securitize do not comply with the representations and warranties that we make about the characteristics of the loans, the borrowers and the properties securing the loans, we may be required to repurchase those loans that we have securitized, or replace them with substitute loans or cash. If this occurs, we may have to bear any associated losses directly. In addition we may be required to indemnify the purchasers of such loans for losses or expenses incurred as a result of a breach of a representation or warranty made by us. Repurchased loans typically require an allocation of working capital to carry on our books, and our ability to borrow against such assets is limited, which could limit the amount by which we can leverage our equity. Any significant repurchases or indemnification payments could significantly harm our cash flow and results of operations. As of the date of this filing, we have not been required to repurchase any mortgage loans from the securitization trust that we hold an equity interest in.

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

Accounting for hedges under GAAP is extremely complicated. We may inadvertently fail to account for our hedges properly in accordance with GAAP in our financial statements or may fail to qualify for hedge accounting, either of which could have a material adverse effect on our earnings. As of December 31, 2008, we account for all of our derivative instruments at fair value with changes in fair value recorded in the income statement and therefore, are not subject to hedge accounting.

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

Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by U.S. federal tax provisions applicable to REITs;

•	gains on hedges at our domestic TRSs will be subject to income tax;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

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

The current state of the global credit markets has resulted in a lack of liquidity and significant volatility in the types of asset classes that we have historically invested. These disruptions are expected to continue to limit our ability and our competitors’ ability to execute on historical investment strategies. Upon the return of liquidity to the credit markets, we expect to continue to encounter significant competition in seeking investments. We expect to compete with many third parties including specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities with respect to our origination and investment activities. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, enhanced operating efficiencies and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face if not effectively managed may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Also, as a result of this competition, we may not be able to take advantage of attractive origination and investment opportunities and therefore may not be able to identify and pursue opportunities that are consistent with our objectives. Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to declare distributions to our stockholders.

Our existing CDO and CLO investments are, and future CDOs, CLOs and other securitizations may be, collateralized with real estate securities and securities issued by banks, bank holding companies and insurance companies and surplus notes issued by insurance companies, and any adverse market trends that affect these industries are likely to adversely affect such CDOs, CLOs and other securitizations in general.

We have invested in 12 CDOs and 2 CLOs as of December 31, 2008, which are collateralized by RMBS, TruPS issued by banks or bank holding companies and insurance companies, and leveraged loans. Any adverse market trends, such as the current disruptions in the credit markets, that affect the banking, insurance or real estate industries or the value of these types of securities have and will adversely impact the value of our interests in our CDOs, CLOs and other securitizations. Such trends have and could include declines in real estate values in certain geographic markets or sectors, underperformance of real estate securities issued in a particular year, unexpected bank or insurance company losses or failures, or changes in U.S. federal income tax laws or banking regulations that could affect the performance of real estate securities and loans and securities issued by banks or bank holding companies and insurance companies, which have and could result in overcollateralization failures and losses on our investments.

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

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities, and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to delay in preparation of financial information. Changes in accounting interpretations or assumptions could impact our financial statements.

Investment Portfolio Risks

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. However, our investments have depreciated in value and, in fact, may continue to decline in value, and the financings that we originate and the securities that we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

As of the date of this filing, our investment portfolio has been directly impacted by the disruption in the markets because we have investments in MBS, residential mortgages, leveraged loans and bank and insurance company debt. We continue to have exposure to these markets and products and as market conditions continue to evolve the fair value of our investments could further deteriorate. Any of these factors could require us to take further writedowns in the fair value of our investments portfolio, which may have an adverse effect on our results of operations in future periods.

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

In the event of a significant rising interest rate environment, defaults on our assets may increase and result in losses that would adversely affect our liquidity and operating results. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

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

We are subject to increased interest rate risk during the accumulation period of our warehouse facilities or other short-term financing arrangements. As the accumulation period is completed or warehouse facilities mature, we plan to either enter into a securitization transaction or a new warehouse facility or sell certain assets. An increase in short-term interest rates at the time we seek to enter into a securitization transaction or a new warehouse facility may reduce the spread between the returns on our portfolio investments and the cost of our borrowings. This change in interest rates would adversely affect returns on portfolio investments that are fixed rate.

If credit spreads widen before we obtain long-term financing for our assets, we may experience a material reduction in the economic value of the assets that we have acquired.

We have historically priced our assets based on our assumptions about future levels of credit spreads (the risk premium for taking credit risk which is the difference between the risk free rate and the interest rate paid on the investment) for term financing of those assets. At the time of asset origination or initial purchase, we plan to obtain longer term financing for these assets at a spread over a certain benchmark, such as the yield on United States Treasury bonds, swaps, or LIBOR. If the spread that investors will pay over the benchmark widens and the rates we charge on our loans or the income we generate from our other assets are not increased accordingly, we may experience a material adverse reduction in the economic value of the assets that we have acquired. For example, the spreads on the leveraged loans that we currently hold in a warehouse facility are not at spread levels that are currently available in the market and therefore, we have recorded a $101 million unrealized loss in earnings for these loans during the year ended December 31, 2008.

CDS and other derivative products are subject to risks related to changes, credit spreads, credit quality and expected recovery rates of the underlying credit instrument.

CDS are subject to risks related to changes in credit spreads, credit quality and expected recovery rates of the underlying credit instrument. A CDS is a contract in which the contract buyer pays, in the case of a short position, or receives, in the case of a long position, a periodic premium until the contract expires or a credit event occurs. In return for this premium, the contract seller makes a payment to the buyer, in the case of a short position, or receives, in the case of a long position, from the buyer if there is a credit default or other specified credit event with respect to the issuer of the underlying credit instrument referenced in the CDS. On October 11, 2007, a subsidiary of the Company, entered into a derivative arrangement with a third party. Under the agreement, we are obligated to make payments to a third party in the event that the Class A-1 Notes of Alesco Preferred Funding XIV, Ltd., or Alesco XIV CDO, fails to: (1) make scheduled principal or interest payments on its $430,000,000 senior secured notes due in 2037; and (2) the debt issued by a particular insurance issuer that collateralizes Alesco XIV defaults. The notional amount of the contract is $8.8 million. We are also subject to margin requirements in the event that the Class A-1 Notes of the Alesco XIV CDO are downgraded below AAA. Subsequent to December 31, 2008, the Class A-1 Notes of the Alesco XIV CDO were downgraded to “A+” and as a result we will be required to post approximately $2.2 million of margin collateral. The maximum amount of the margin exposure is equal to the notional amount of the contract and the amount of required margin varies based upon the Company’s outstanding stockholders’ equity balance and the rating level assigned to the Class A-1 Notes.

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

The leveraged loans in which we have invested could be subject to equitable subordination by a court and thereby increase our risk of loss with respect to such loans.

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

We may not act as agent for many of the leveraged loans in which we have invested and, consequently, will have little or no control over how those loans are administered or controlled.

In many of the leveraged loans in which we have invested, we are not the agent of the lending group that receives payments under the loan or the agent of the lending group that controls the collateral for purposes of administering the loan. When we are not the agent for a loan, we may not receive the same financial or operational information as we receive for loans for which we are the agent and, in many instances, the information on which we must rely is provided to us by the agent rather than directly by the borrower. As a result, it will be more difficult for us to track or rate these loans than it is for the loans for which we are the agent. Additionally, we are prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans may choose not to take the same actions to enforce the loan or to foreclose upon the collateral securing the loan that we would have taken had we been agent for the loan.

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

Part of our investment strategy may involve entering into derivative contracts that could require us to fund cash payments in certain circumstances such as the early termination of a derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities that are contractually owed under the terms of the derivative agreement. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses would be reflected in our results of operations and our ability to fund these obligations would depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely impact our financial condition.

Our due diligence may not have revealed all of an entity’s liabilities and may not have revealed other weaknesses in their business.

Before originating an investment for, or making an investment in, an entity, we rely on our manager to assess the strength and skills of the entity’s management and other factors that we believe will determine the success of the investment. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. These due diligence processes may not have uncovered and may not uncover in the future all relevant facts, which could result in losses to us.

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

A majority of our subsidiaries are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder with respect to the assets in which they can invest to avoid being regulated as an investment company. For instance, our subsidiaries that issue CDOs generally rely on Rule 3a-7, an exemption from the Investment Company Act provided for certain structured financing vehicles that pool income-producing assets and issue securities backed by those assets. Such structured financings may not engage in portfolio management practices resembling those employed by mutual funds. Accordingly, each of our CDO subsidiaries that rely on Rule 3a-7 is subject to an indenture which contains specific guidelines and restrictions limiting the discretion of the CDO issuer and our manager. In particular, the indentures prohibit the CDO issuer from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Certain sales and purchases of assets, such as dispositions of collateral that has gone into default or is at risk of imminent default, may be made so long as the CDOs do not violate the guidelines contained in the indentures and are not based primarily on changes in market value. The proceeds of permitted dispositions may be reinvested in collateral that is consistent with the credit profile of the CDO under specific and predetermined guidelines. In addition, absent obtaining further guidance from the SEC, substitutions of assets may not be made solely for the purpose of enhancing the investment returns of the holders of the equity securities issued by the CDO issuer. As a result of these restrictions, our CDO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in our CDO subsidiaries.

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

Certain provisions of our charter and Maryland law may defer or prevent unsolicited takeover attempts or attempts to change our board of directors. These provisions include a general limit on any holder beneficially owning more than 9.8% of our outstanding shares of common stock, a provision that our directors may be removed only by the affirmative vote of at least two thirds of the votes entitled to be cast generally in the election of directors and the power of our board of directors to classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. In connection with the proposed merger with Cohen, our board of directors intends to reclassify one share of our preferred stock, par value $0.001 per share, as one Series A Voting Convertible Preferred Stock, par value $0.001 per share, and 4,983,557 shares of our preferred stock, par value $0.001 per share, as 4,983,557 shares of Series B Voting Non-Convertible Preferred Stock, par value $0.001 per share. The Series A Voting Convertible Preferred Stock will have no economic rights but will entitle the holder thereof to elect one-third of our board of directors. In 2010, the holder of the Series A Voting Convertible Preferred Stock may convert the Series A Voting Convertible Preferred Stock into Series B Voting Non-Convertible Preferred Stock, which will have no economic rights but will entitle such holder to vote together with our stockholders on all matters presented to our stockholders and to exercise approximately 31.5% of the voting power of our common stock. Our board of directors may establish a series of our common stock or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for the common stock or otherwise be in the best interest of our stockholders.

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

Tax Risks

Certain risk factors relating to the Company’s qualification as a REIT may no longer be applicable if the Company completes it merger with Cohen & Company. As a result of the merger, the Company expects that as of January 1, 2009 it would cease to qualify as a REIT and be treated as a regular C Corporation for U.S. federal income tax purposes, and accordingly would be subject to regular corporate income tax on its taxable income.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

We believe that we have been organized and operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes in the event that we do not complete the proposed merger with Cohen.

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

We have and may continue to enter into transactions that result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. Specifically, we have and may continue to securitize RMBS assets that we acquire and such securitizations will likely result in us owning interests in a taxable mortgage pool. We may enter into such transactions at the REIT level. We are taxed at the highest corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” arising from a taxable mortgage pool that is allocable to the percentage of our shares held in record name by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the common stock held by the broker/dealer or other nominee on behalf of the “disqualified organizations.” We expect that disqualified organizations own our shares. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool.

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

We have been organized and operated and will continue to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes in the event that we do not complete the proposed merger with Cohen. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may also affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and sources of our gross income. If more than one of our Kleros Real Estate CDOs suffers an event of default which results in the assets of those CDOs being liquidated and we are not able to invest in sufficient other REIT qualifying assets, our ability to qualify as a REIT could be materially adversely affected. Also, we must make distributions to stockholders aggregating annually at least 90% of our net income, excluding net capital gains. We have earned income the qualification of which may be uncertain for purposes of the REIT gross income tests due to a lack of authority directly on point. No assurance can be given that we have been or will continue to be successful in operating in a manner that will allow us to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

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

An ownership change will limit our ability to use certain losses for U.S. federal income tax purposes and may increase our tax liability.

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its previously incurred losses to reduce its tax liability. It is possible that trading of our stock will cause us to undergo an ownership change. In addition, it is possible that our planned merger with Cohen, combined with other transactions occurring before or after the merger, will cause us to undergo an ownership change. In that event, we would not be able to use certain of our pre-ownership change losses in excess of the limitation imposed by Section 382. Such limitation is generally determined by multiplying our equity value by the long term tax exempt rate at the time of the ownership change. As a result, we may be limited in our ability to use these pre-ownership change losses to offset future taxable income.

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

We received written notice from the trustees of Kleros Real Estate I, II, III and IV that each CDO experienced an event of default. With respect to Kleros Real Estate III, we received written notice from the trustee that the controlling class debtholder had submitted a notice of liquidation. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation will be used to repay the controlling class debtholder. In the event that liquidation occurs, our REIT qualifying assets will be significantly reduced and our qualifying income for purposes of the 75% and 95% REIT income tests will be significantly reduced. Our inability to generate sufficient amounts of qualifying income may cause us to utilize our available cash to acquire other assets that qualify as real estate or it may limit our ability to qualify as a REIT. If one of our remaining Kleros Real Estate CDOs is liquidated and we are not able to invest in sufficient other REIT qualifying assets, our ability to qualify as a REIT could be materially adversely affected.

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

We have made and will make distributions to our stockholders, if authorized by our board of directors and declared by us, in amounts such that all or substantially all of our net taxable income each year, subject to certain adjustments and limitations, is distributed. We have not established a minimum dividend payment level, and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions are made at the discretion of our board of directors and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors deems relevant from time to time. We cannot assure you that we will be required to or be able to make distributions in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

On December 31, 2008, the Company received a letter containing comments from the staff of the Division of Corporation Finance, or the Staff, in connection with the Annual Report on Form 10-K for the year ended December 31, 2007, the definitive proxy statement on Schedule 14A filed on April 29, 2008 and the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which is referred to herein as the SEC Documents. The Company responded to the letter on January 21, 2009. On February 17, 2009, the Company received a supplemental letter from the Staff requesting the Company to further clarify certain of its disclosure in the SEC Documents. The Company responded on March 2, 2009. The Company does not believe that there are any unresolved comments with the SEC.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104 and the telephone number of our offices is (215) 701-9555. Our manager has entered into a shared services agreement with Cohen & Company pursuant to which Cohen & Company provides our manager with this office space.

ITEM 3.	LEGAL PROCEEDINGS.

On June 8, 2006, our loan to Beech Thicket Spring, Inc., Communities of Penland, LLC, COP Preservation Partners, LLC, F.W., Inc., The Penland Reserve Tract, LLC, and Triad Apartment Group, LLC in the original principal amount of $16.7 million (the “Penland Loan”) matured. The outstanding balance at maturity was $11,745,589.50. The Penland Loan was guaranteed by five individuals, Anthony R. Porter, Dorothy M. Porter, Frank A. Amelung, Eugenia Amelung and Richard L. Amelung (collectively “Guarantors”). On March 29, 2007, we obtained a judgment against the Guarantors for $13,060,614 in the case styled Alesco Financial Inc. v. Anthony R. Porter, Dorothy M. Porter, Frank Amelung, Eugenia Amelung and Richard Amelung, in the United States District Court in the Middle District of Florida, Case No.: 3:07-cv-00032-HWM-HTS (the “Judgment”). Frank A. Amelung, Eugenia Amelung and Richard L. Amelung sought protection in the United States Bankruptcy Court in the Southern District of Florida, West Palm Beach Division, In Re: Frank A. Amelung, Jr. and Eugenia Marie Amelung, Chapter 7 Debtors, Case No.: 07-15492-BKC-PGH, and In Re: Richard L. Amelung, Debtor Chapter 7, Case No.: 07-15493-BKC-PGH, respectively. Alesco has made a claim in both cases for the amount of the Judgment, reduced as the Penland Loan otherwise is collected. At least two parties, including the Trustee in each case, have filed pleadings objecting to the discharge of Frank A. Amelung and Richard L. Amelung. The ability to collect a material amount of the Judgment in the bankruptcy proceedings is slight, and we do not believe the other Guarantors have significant assets for levy. We retain our primary collateral consisting of real property in the Mountains of North Carolina.

The Attorney General of North Carolina on June 6, 2007, filed suit against one or more of the Borrowers and Guarantors of the Penland Loan described above, among others, in the case styled State of North Carolina ex rel, Roy Cooper, Attorney General vs. Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., PG Capital Holdings, L.L.C., Anthony Porter, Frank Amelung, Richard Amelung, J. Kevin Foster, Neil O’Rourke, Michael Yeomans, and A. Greg Anderson, General Court of Justice, Superior Court Division, State of North Carolina, Wake County, Case No.: 07-CVS-9006. The North Carolina Attorney General alleged that the defendants in the case obtained monies from consumers in violation of North Carolina law relating to unfair or deceptive practices affecting commerce. The court in this case has issued an order appointing a receiver for the assets of the corporate defendants in the case, Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., and PG Capital Holdings, L.L.C., and has since added the rest of our Borrowers not originally named as defendants for receivership. We are not a named party in this action, but the receivership includes substantially all of the North Carolina real property collateral held by us to secure the Penland Loan. The complaint filed by the North Carolina Attorney General seeks to void all contracts between the named defendants and consumers in the alleged deceptive scheme identified in the complaint, the return of all monies obtained by the named defendants in the alleged deceptive scheme, civil penalties against the named defendants and attorney fees from the named defendants. The Order Appointing Receiver purports to authorize the Receiver, among other things, to sell and dispose of property of the Borrowers in the receivership free and clear of all liens and other collateral interests, which liens or other collateral interests will then attach to the proceeds. We have not received notice of any such sale or disposition of our collateral, and we plan to protect vigorously any and all liens and other collateral interests in the collateral for the Penland Loan. In the pleadings in this case, we have learned that two of the Guarantors and other officers of our Borrowers have pled guilty to one or more felony counts relating to fraud involving the sale of real property in and around our remaining collateral in North Carolina and that the Receiver also has been appointed Special Master in the restitution proceedings in the criminal cases. We intend to continue to foreclose some or all our collateral, which may require this court’s approval, and pursue collection by all other available means.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Commencing on March 22, 2004, our common stock began trading on the NYSE under the symbol “SFO.” On October 6, 2006, upon completion of our merger with AFT and our name change from Sunset Financial Resources, Inc. to Alesco Financial Inc., our NYSE symbol was changed to “AFN.” On March 4, 2009, the closing sale price of our common stock, as reported on the NYSE, was $0.37. The following sets forth the intra-day high and low sale prices of our common stock for the quarterly period indicated as reported on the NYSE:

	Sale Price
	High	Low
2008
Fourth quarter	$1.10	$0.43
Third quarter	1.93	0.64
Second quarter	4.31	2.00
First quarter	3.88	2.01

2007
Fourth quarter	$5.29	$2.90
Third quarter	8.46	2.61
Second quarter	10.24	7.96
First quarter	11.99	7.04

As of March 4, 2009, we had 59,334,548 shares of common stock outstanding held by approximately 72 stockholders of record.

Dividends

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Therefore, in order to qualify as a REIT, we have to pay out substantially all of our taxable income to our stockholders. All of our dividends are made at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, and maintaining our qualification as a REIT. Our actual results of operations and our ability to pay distributions will be affected by a number of factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. The dividend distributions identified below have all been characterized as ordinary income for tax purposes.

The following table shows the dividends paid or declared on our common stock during the 2008 and 2007 fiscal years:

Declaration Date	Record Date	Payment Date	Dividend per Share
2008
March 10, 2008	March 20, 2008	April 10, 2008	$0.25
June 10, 2008	June 20, 2008	July 10, 2008	0.25

			$0.50

2007
December 10, 2007	December 21, 2007	January 10, 2008	$0.31
September 10, 2007	September 21, 2007	October 1, 2007	0.31
June 4, 2007	June 15, 2007	June 25, 2007	0.31
February 20, 2007	March 5, 2007	March 15, 2007	0.30

			$1.23

No assurance can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Following our merger with AFT, we terminated our Amended and Restated 2003 Share Incentive Plan and adopted the 2006 Long-Term Incentive Plan, which was approved by our stockholders at the special meeting held on October 6, 2006 in connection with the merger. The 2006 Long-Term Incentive Plan was amended on April 26, 2007, and again on June 18, 2008. The following table provides information regarding our 2006 Long-Term Incentive Plan as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities included in column (a))
Equity compensation plans approved by security holders	2,016,606	—	2,148,394

See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The following table summarizes share purchases during 2008 under our stock repurchase plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 — 31, 2008	—	—	$420,800	$48,045,578
February 1 — 29, 2008	—	—	420,800	48,045,578
March 1 — 31, 2008	—	—	420,800	48,045,578
April 1 — 30, 2008	—	—	420,800	48,045,578
May 1 — 31, 2008	—	—	420,800	48,045,578
June 1 — 30, 2008	—	—	420,800	48,045,578
July 1 — 31, 2008	—	—	420,800	48,045,578
August 1 — 31, 2008	—	—	420,800	48,045,578
September 1 — 30, 2008	629,596	0.99	1,050,396	47,419,420
October 1 — 31, 2008	112,800	1.02	1,163,196	47,303,872
November 1 — 30, 2008	—	—	1,163,196	47,303,872
December 1 — 31, 2008	—	—	1,163,196	47,303,872

(1)	On August 3, 2007, our board of directors approved a stock repurchase plan that authorizes us to purchase up to $50 million of our common stock. Under the plan, we may make purchases form time to time through open market or privately negotiated transactions.

Performance Graph

SEC rules require the presentation of a line graph comparing the cumulative total stockholder return to a performance indicator of a broad equity market index and either a nationally recognized industry index or a peer group index constructed by us.

The following graph compares, for the period commencing on March 22, 2004 (the date our stock was first traded on the NYSE) and ending on December 31, 2008, the cumulative total stockholder return for the Company, the S&P 500 Index and the NAREIT Mortgage Index, weighted by market value at each measurement point. The graph assumes that the value of the investment in our common stock and each index was $100 on March 22, 2004, and that all dividends were reinvested by the stockholder. There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph below. We will not make or endorse any predications as to future stock performance.

Total Return Comparison from March 22, 2004 through December 31, 2008

Total Return To Stockholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company / Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Alesco Financial Inc.	-17.78	-14.65	31.62	-61.7	-83.60
S&P 500 Index	12.10	4.91	15.79	5.49	-37.00
NAREIT Mortgage Index	5.77	-23.19	19.32	-42.35	-31.31

Company / Index	Base Period 3/22/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Alesco Financial Inc.	$100	$82.22	$70.17	$92.36	$35.37	$5.80
S&P 500 Index	100	112.10	117.61	136.18	143.67	90.51
NAREIT Mortgage Index	100	105.77	81.24	96.94	55.89	38.39

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements for the period from January 31, 2006 to December 31, 2006 and the years ended December 31, 2007 and 2008.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

(in thousands, except per share data)	For the year ended December 31, 2008	For the year ended December 31, 2007	For the period from January 31, 2006 to December 31, 2006
Operations Highlights:
Net investment income	$53,100	$83,603	$25,554
Net income (loss)	$(144,721)	$(1,261,320)	$22,031

Per Share Date:
Basic earnings (loss) per share	$(2.43)	$(22.48)	$1.48
Diluted earnings (loss) per share	$(2.43)	$(22.48)	$1.48
Dividends declared per share	$0.50	$1.23	$1.75
Book value per share	$1.09	$(40.45)	$7.81

(in thousands)	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006
Balance Sheet Highlights:
Total assets	$3,934,931	$8,935,376	$10,602,350
Total indebtedness	$3,512,980	$11,096,783	$9,981,891
Total liabilities	$3,827,539	$11,315,371	$10,074,950
Minority interest	$43,048	$19,543	$98,598
Total stockholders’ equity (deficit)	$64,344	$(2,399,538)	$428,802

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Annual Report on Form 10-K, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, constitute “forward-looking statements” within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. These risks include our failure to successfully execute our business plan, continued disruption in the U.S. credit markets generally and the mortgage loan and CDO markets particularly, our ability to timely consummate the merger with Cohen & Company, our inability to gain access to additional financing, the limited availability of additional investment portfolios for future acquisition, performance of our existing investments, our failure to maintain REIT status, our ability to restore compliance with NYSE continued listing standards, or, in the event that we are unable to maintain our listing with the NYSE, our ability to comply with the initial listing standards of the NYSE or another securities exchange, the cost of capital, as well as the additional risks and uncertainties detailed in our periodic reports and registration statements filed with the SEC. We disclaim any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

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

Overview

We are a specialty finance company that has historically invested in the following asset classes, subject to maintaining our qualification as a REIT under the Internal Revenue Code and our exemption from regulation under the Investment Company Act:

•

subordinated debt financings originated by our manager or third parties, primarily in the form of TruPS issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies;

•	leveraged loans made to small and mid-sized companies in a variety of industries, including the consumer products and manufacturing industries; and

•	mortgage loans, other real estate-related senior and subordinated debt securities, RMBS and CMBS.

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

Our investment strategy has historically been focused on investing our target asset classes. The disruption in the credit markets has directly impacted and continues to directly impact our business because our investment strategy is primarily focused on making investments in our target asset classes and financing those investments on a short-term basis through on and off-balance sheet warehouse facilities or other short-term financing arrangements and financing those investments on a long-term basis with securitization vehicles, including CDOs and CLOs. Our historical financing strategy involved the use of significant amounts of leverage, which has resulted in increased losses in our portfolios. We expect that our use of leverage will continue to have the effect of increasing losses in this current period of unfavorable economic conditions.

Our Proposed Merger with Cohen & Company

As previously disclosed, we entered into a definitive merger agreement with Cohen & Company on February 29, 2009. Our Board of Directors and Cohen’s Board of Managers have each unanimously approved the transaction. Cohen will merge with a subsidiary of the Company and will survive the merger as a subsidiary of the Company. In the merger, (i) members who own Class A units of membership interest and Class B units of membership interest in Cohen will have the option to exchange each of their membership units in Cohen for either 0.57372 shares of our common stock or 0.57372 replacement units of membership interest in Cohen and (ii) Daniel G. Cohen, who owns Class C units of membership interest in Cohen, will be entitled to receive one share of our Series A Voting Convertible Preferred Stock, par value $0.001 per share, which is referred to herein as the Series A share. The Series A share will have no economic rights but will entitle the holder thereof to elect one-third of our board of directors. In 2010, the holder of the Series A share may convert the Series A share into our Series B Voting Non-Convertible Preferred Stock, par value $0.001 per share, which will have no economic rights but will entitle such holder to vote together with our stockholders on all matters presented to our stockholders and to exercise approximately 31.5% of the voting power of our common stock. The replacement units of membership interest in Cohen may be exchanged into an equivalent number of our common stock at any time in the future. Holders of our common stock will continue to hold their shares of the Company. Pursuant to the merger agreement, we will complete a 1 for 10 reverse split of our common stock. It is currently expected that our current shareholders will own 62.4% of our shares of common stock immediately after the merger and former unit holders of Cohen will hold the balance; however, the actual percentages will not be known until members of Cohen have made their elections to receive our common stock or replacement units of Cohen. If all Cohen membership interests were to be converted into our shares in the future, our current shareholders would own 38.5%, and former Cohen members would own 61.5%, of the combined company. Cohen will be treated as the acquirer for accounting purposes.

In the near term, the merger of the two companies is expected to provide the combined entity with enhanced financial resilience, synergies and economies of scale to better manage through current market conditions. Our business model will shift from a capital investment company to an operating company. As a result of the proposed merger, we expect that we will cease to qualify as a REIT beginning with our taxable year ending on December 31, 2009. Over the medium to long term, the combination is expected to create a platform specializing in credit related fixed income trading and management and a combined company with greater capital resources to pursue opportunistic initiatives in a distressed market, which may include potential acquisitions of other asset management and investment firms.

The merged company will seek to generate diversified revenue and fee income streams through the following three operating segments:

•

Capital Markets—This business consists of sales and trading, as well as origination, structuring, and placement of fixed income securities through Cohen’s broker dealer subsidiary, Cohen & Company Securities, LLC.

Additionally, this business provides corporate debt originations and new issue securitizations for a wide variety of corporate clients with a historical focus on the financial services industry.

•

Asset Management—This business serves the needs of client investors by managing assets within a variety of investment vehicles, including investment funds, permanent capital vehicles, and collateralized debt obligations.

This business seeks to generate fee income through strategic “roll up” acquisitions of credit fixed income contracts at attractive valuations and through the seeding and formation of additional investment vehicles.

•	Principal Investing—This business will be comprised primarily of our investment portfolio and Cohen’s seed capital in certain investment vehicles and the related gains and losses that they generate.

The proposed merger, which is expected to close during the second half of 2009, is subject to a number of closing conditions, including the receipt of third party consents and other conditions set forth in the definitive agreement. In addition, the transaction is subject to approval by the affirmative vote of a majority of the votes cast by holders of our common stock, provided that the number of votes cast on the matter is over 50% of the votes entitled to be cast on the proposal. We will be filing a registration statement on Form S-4 with the Securities and Exchange Commission, or the SEC, to register the shares of our common stock issuable in the merger. The registration statement will include a joint proxy statement of us and Cohen & Company with regard to the approval of the transaction by our stockholders and members of Cohen & Company.

Certain Factors Affecting Financial Condition and Results of Operations.

The Company’s financial condition and results of operations have been and will continue to be affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including political and economic conditions and geopolitical events; the effect of market conditions, particularly in the fixed income and credit markets, including residential mortgage, middle market, and bank and insurance company lending; the level and volatility of equity prices, commodity prices and interest rates and other market indices; the availability and cost of both credit and capital; investor sentiment and confidence in the financial markets; the Company’s reputation; the actions and initiatives of current and potential competitors; and the impact of current, pending and future legislation, regulation, and technological changes in the U.S. and worldwide. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives, including its merger with Cohen & Company. For a further discussion of these and other important factors that could affect the Company’s business, see “Business” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A.

The following items significantly affected the Company’s financial condition and results of operations and in fiscal years ended 2008 and 2007.

Impact of Market Events on Our Business

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy has been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007, continued to decline in 2008 and remains depressed as of the date of this filing. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in MBS, leveraged loans and bank and insurance company debt. In addition, the general disruption in the structured products markets has made it difficult for us to execute our long-term financing strategy.

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

Our maximum loss from investments in MBS is limited to the $90 million that we have invested into the three remaining Kleros Real Estate CDOs. The CDOs are governed by indentures that provide us with no rights to the CDOs assets and provide the CDO noteholders with no recourse to us in respect of the debt securities issued by the CDOs. We consolidate the Kleros Real Estate CDOs in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is $90 million. We have effectively written down our remaining $90 million equity investment in the Kleros Real Estate CDOs to zero.

During the second quarter of 2007, the Company began to purchase CDS contracts referenced to certain MBS and CDOs that trade in the public markets. In June 2008, the Company sold the subsidiary that owned the remaining $87.5 million notional of CDS positions for $70.4 million in proceeds. Following the June 2008 sale, the Company no longer holds any investments in CDS.

As previously disclosed, the Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed over-collateralization tests, the net interest earnings of these CDOs continues to be reflected in the Company’s net investment income and taxable income. As previously disclosed, we have received written notice from the trustees of Kleros Real Estate I, II, III and IV that each CDO experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder.

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

As of the current date, the controlling class debtholders of Kleros Real Estate I, II and IV have not exercised their rights to liquidate any of the CDOs. Since the Company is not receiving any cash flow from its investments in any of the Kleros Real Estate CDOs, the events of default and liquidation described above do not have any further impact on the Company’s cash flows. However, the assets of the Kleros Real Estate I, II and IV CDOs and the income they generate for tax purposes are a component of the Company’s REIT qualifying assets and income. If more than one of the three remaining Kleros Real Estate CDOs is liquidated, the Company may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If the Company is not able to invest in sufficient other REIT qualifying assets, its ability to qualify as a REIT could be materially adversely affected.

Our Investments in Residential Mortgages

As a result of the on-going disruption in the housing market and the downturn in the overall economy, we have recorded significant losses on our residential mortgage loan portfolio, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans.

The weighted average origination date for the loans included in our portfolio was July 2006 and the weighted average FICO of our borrowers at origination was 734. The majority of our loans were originated at the end of a period time of unprecedented real estate appreciation to borrowers that were deemed to be “prime” borrowers. During the past two years the values of the properties securing our loans have materially decreased and the credit quality of our average borrower has also materially decreased. We expect to record further losses on this portfolio as a result of the continuing increase in the unemployment rate, continued home price depreciation, lack of refinancing options for many borrowers and continued deterioration in the general macro economic conditions. As of December 31, 2008, we maintained an allowance for residential mortgage loan losses of $41.7 million.

The significant amount of losses and delinquencies that have occurred within the residential mortgage portfolio that we hold through our investment in a securitization trust have resulted in a decrease to the amount of cash flows that we receive. These losses are attributable to an increase in the delinquency rate of the underlying pool of mortgage loans since the closing date of the securitization, which has also caused a reduction in the amount of principal and interest that is collected from the mortgage loans. To the extent such collections continue to decrease, there may not be sufficient cash flow to pay any principal and interest to the subordinated notes until the senior noteholders have been paid in full.

Our Bank and Insurance TruPS Investments

We invest in TruPS issued by banks and surplus notes issued by insurance companies through our Alesco CDO subsidiaries. As of December 31, 2008, we have experienced 34 bank deferrals or defaults and 1 insurance default in our TruPS portfolio. As of December 31, 2008, the aggregate principal amount of investments in the 35 TruPS investments that have defaulted or are currently deferring interest payments is $551.0 million, representing approximately 10.7% of the Company’s combined TruPS portfolio. As of December 31, 2008, $250.5 million of defaulted securities, which includes securities issued by IndyMac Bancorp, have been completely written off in the Company’s consolidated financial statements. For the year ended December 31, 2008, investment interest income is net of a $20.4 million reserve for interest income related to the $551.0 million of deferring or defaulted securities. Subsequent to December 31, 2008, we have experienced two additional bank deferrals with an aggregate principal amount of $50.0 million, and an additional $38.0 million principal amount of TruPS deferring interest payments as of December 31, 2008 have defaulted.

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

Our Leveraged Loan Investments

We invest in leveraged loans through our Emporia CLO subsidiaries and through investments held in on-balance sheet warehouse facilities. Management continues to closely monitor and actively manage the leveraged loan portfolio as a result of the continued deterioration in macro-credit conditions and the potential for significant stress on the middle-market companies in our portfolio. The overcollateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. As of the date of this filing, we have not experienced an overcollateralization failure in any of our leveraged loan CLOs. However, the current state of the credit markets and the economy in general increases the likelihood of defaults and ratings agency downgrades on the underlying collateral of our CLOs.

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

As of December 31, 2008, the Company has transferred all of the leveraged loans included in its warehouse facility with a third party to the held for sale category and as a result recorded an unrealized loss of $101.0 million on the leveraged loans included in the warehouse facility. During the fourth quarter of 2008, the Company determined that it no longer had the intent to hold these particular loans to maturity or for the foreseeable future. The warehouse facility that provides short-term financing for approximately $164.7 million of par value of leveraged loans is scheduled to mature in May 2009. Prior to the May 2009 maturity date, the Company does not expect that the warehouse lender will offer us favorable refinancing terms or the ability to extend the warehouse facility. If the securitization markets remain effectively closed through to the May 2009 maturity date, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $39 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

NYSE Continued Listing Standard

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse split of its common stock. The Company’s common stock remains listed on the NYSE under the symbol “AFN.” The NYSE’s continued listing standards also require that our average market capitalization be at least $25 million over any 30 consecutive trading day period and that we maintain our REIT status. On February 26, 2009, the NYSE submitted to the SEC an immediately effective rule filing which suspends the NYSE’s $1 minimum price requirement on a temporary basis, initially through June 30, 2009. Further, the filing also extends until the same date the NYSE’s current easing of the average global market capitalization standard from $25 million to $15 million. In addition to being delisted due to our failure to comply with any of these continued listing standards, we will also likely be delisted if we fail to meet any other of the NYSE’s listing standards.

Liquidity

During the year ended December 31, 2008, we repurchased and retired $111.4 million par value of our outstanding convertible debt securities for $50.6 million. We realized a gain of $58.0 million on these transactions, net of a $2.7 million write-off of related deferred costs.

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

Additionally, the disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. Banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as disclosed previously, as of December 31, 2008, we had $39.0 million of cash deposited with a warehouse lender to collateralize a warehouse facility for leverage loans. If the securitization markets remain effectively closed for an extended period, we will likely lose the first loss cash that we had deposited with the warehouse lender. In addition, our inability to maintain compliance with the over-collateralization requirements of our CDO and CLO financing arrangements can materially adversely affect our cash flow from operations and our ability to make distributions to our stockholders for the reasons discussed above. Management will continue to consider projections regarding our taxable income and liquidity position and decisions regarding future dividends are subject to the review and approval of our board of directors.

Volatile Interest Rate Environment

Interest rates have experienced significant volatility during 2008 and 2007. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. While we generally seek to match fund the duration of our assets and liabilities to lock in a spread between the yields on our assets and the cost of our interest-bearing liabilities, changes in the general level of interest rates may affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, our ability to successfully implement our investment strategy and the value of our assets.

Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that, in most cases, for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of the related borrowings. During 2008, we have been and may continue to be impacted by significant changes in interest rates that occur during relatively short periods of time. The quarterly or monthly interest rate reset date on a portion of our consolidated TruPS and MBS assets is not the same as the quarterly or monthly interest rate reset date on a portion of our liabilities, which is typically a five to ten day period. As a result of the interest rate reset date timing difference and significant interest rate changes during short periods of time during 2008, our net investment income has been significantly impacted. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income.

As of December 31, 2008, we had a $859.8 million residential mortgage portfolio, which was heavily concentrated in 5/1, 7/1 and 10/1 hybrid adjustable rate mortgages that bear fixed interest rates for an initial period and thereafter bear floating interest rates. Our investments in TruPS and subordinated debentures are primarily held by our consolidated CDO entities. These securities bear fixed and floating interest rates. A large portion of our fixed-rate securities are hybrid instruments, which convert to floating rate securities after a five, seven or ten-year fixed-rate period. We have financed these securities through the issuance of floating rate and fixed-rate CDO notes payable. A large portion of the CDO notes payable are floating rate instruments, and we use interest rate swaps to effectively convert this floating rate debt into fixed-rate debt during the period in which our investments in securities are paid at a fixed rate. Our investments in MBS are financed with CDO notes payable that bear a floating interest rate and a portion of our collateral securities pay a fixed rate, and we use interest rate swaps to effectively convert this floating rate debt into fixed-rate debt. By using this hedging strategy, we believe we have mitigated a significant amount of interest rate volatility risk during the fixed-rate period of our investments in securities. A simultaneous increase or decrease in interest rates will generally not impact the net investment income generated by our investments in securities, except for the interest rate reset date timing difference described above. Therefore, our net investment income will be subject to an increase or decrease in the event there is a fluctuation in interest rates between the period which the assets and liabilities reprice (typically a five to ten day period). However, an increase or decrease in interest rates will affect the fair value of our investments in securities, which will generally be reflected in our financial statements as changes in fair value of investments in debt securities and loans and non-recourse indebtedness. See “Item 1A—Risk

Factors—Business Risks—Our hedging transactions may not completely insulate us from interest rate risk, which may cause greater volatility in our earnings” and “Item 1A—Risk Factors—Business Risks—Complying with REIT requirements may limit our ability to hedge effectively” above.

Critical Accounting Policies

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

The fair value of the Company’s financial instruments is generally based on observable market prices or inputs or derived from such prices or inputs, when this information is available. When quoted market prices are not available because certain financial instruments do not actively trade in the public markets, fair value is based on comparisons to similar instruments or from internal valuation models.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. The Company elected to apply the fair value option for its investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The Company has elected the fair value option for these instruments to enhance the transparency of its financial condition. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2008 due to the adoption of SFAS No. 159 was an increase to retained earnings of $1.1 billion. The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments were recorded as of January 1, 2008 (amounts in thousands):

Financial Instrument Description	Carrying Value at January 1, 2008 (Before Adoption of SFAS No. 159)	Transition Adjustment to Accumulated Deficit Increase/(Decrease)		Carrying Value at January 1, 2008 (After Adoption of SFAS No. 159)
Assets:
TruPS and subordinated debentures	$3,793,930	$(924,052	)(1)	$3,793,930
TruPS security-related receivables	740,342	(113,123)		627,219
MBS	2,091,007	(554,171	)(1)	2,091,007
Liabilities:
TruPS CDO notes payable	4,924,033	838,109	(2)	4,085,924
MBS CDO notes payable	3,852,838	1,804,175	(3)	2,048,662
TruPS obligations	382,600	79,005		303,595

Cumulative effect of the adoption		1,129,943
Minority interest allocation of cumulative adjustment		(22,737)

Cumulative effect of the adoption to accumulated deficit (4)		1,107,206
Adjustments related to other comprehensive loss		1,478,223

Cumulative effect of the adoption to stockholders’ equity		$2,585,429

(1)	Prior to January 1, 2008, TruPS and subordinated debentures and MBS were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive loss to beginning accumulated deficit.

(2)	Includes write-off of deferred issuance costs of $76.9 million.

(3)	Includes write-off of deferred issuance costs of $21.0 million.

(4)	Amount includes $1.9 million of a deferred tax asset recorded upon adoption of SFAS No. 159.

Investments

The Company invests primarily in TruPS and MBS debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards No. 115, “Accounting

for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments subsequent to the adoption of SFAS No. 157 is described above. A discussion of the treatment of available-for-sale securities prior to the adoption of SFAS No. 157 is set forth below. Fair value of investments is based on quoted market prices from independent pricing sources, or when quoted market prices are not available because certain securities do not actively trade in the public markets, based on comparisons to similar instruments or from internal pricing models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions. Upon the sale of a security, the realized gain or loss is computed on a specific identification basis and is recorded as a component of earnings in the respective period.

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

Effective January 1, 2008, the Company is not classifying any of its investments as available-for-sale. As it relates to available-for-sale securities prior to the adoption of SFAS No. 159, the Company exercised judgment to determine whether an investment security had sustained an other-than-temporary decline in fair value. If the Company determined that an investment security had sustained an other-than-temporary decline in its fair value, the investment security was written down to its fair value by a charge to earnings, and the Company established a new cost basis for the investment. The Company’s evaluation of an other-than-temporary decline was dependent on specific facts and circumstances relating to the particular investment. Factors that the Company considered in determining whether an other-than-temporary decline in fair value had occurred included, but are not limited to: the estimated fair value of the investment in relation to its cost basis; the length of time the security had a decline in estimated fair value below its amortized cost; the financial condition of the related entity and industry events; changes in estimated cash flows from the investment; external credit ratings and recent downgrades of such credit ratings; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment. For MBS that are not of high credit quality at acquisition, the Company performed impairment analyses in accordance with Emerging Issues Task Force Issue No. 99-20,

“Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”). When adverse changes in estimated cash flows occur as a result of actual or expected prepayment and credit loss experience, an other-than-temporary impairment was deemed to have occurred. Accordingly, the security was written down to fair value, and the loss is recognized in current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.

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

An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as the Company believes that scheduled debt service payments may not be paid when contractually due or the loan becomes greater than 90 days delinquent. While on non-accrual status, interest income is recognized only upon actual receipt.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event the fair value increases, which is also recognized in the consolidated statement of operations.

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

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into the consolidated statement of income over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income. The Company had no instruments designated as hedges during the year ended December 31, 2008.

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

Goodwill

Goodwill on the Company’s consolidated balance sheet represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations.” Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized to expense but rather is analyzed for impairment. The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. During the year ended December 31, 2008, the Company determined that the $5.0 million of goodwill recorded on its balance sheet was impaired, and as a result the Company recorded a $5.0 million impairment loss in the statement of income. As of December 31, 2008, there is no goodwill or other intangible assets recorded on the Company’s balance sheet.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51”(“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. Management is currently evaluating the impact that this statement may have on its consolidated financial statements. The adoption of SFAS No. 160 is expected to result in a reclassification of amounts currently included within minority interests into the stockholders’ equity section of our consolidated balance sheets, a change to the presentation of minority interests within our consolidated statements of operations, and may prospectively impact the allocation of certain income statement amounts to the noncontrolling interest holder due to the ability of a noncontrolling interest holder to prospectively have a negative capital account.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement may have on our consolidated financial statements.

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

In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for qualifying special purpose entities, or QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be re-evaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s consolidated financial statements as the Company may be required to deconsolidate certain assets and liabilities due to the ongoing evaluation of its primary beneficiary status. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective for fiscal years that begin after November 15, 2009.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

Our Investment Portfolio

The following table summarizes our allocation of capital and book value as of December 31, 2008 (amounts in thousands, except share and per share data):

	Capital Invested as of December 31, 2008 (A)	% of Capital	Book Value as of December 31, 2008 (C)
TruPS investments	$236,234	39%	$27,974
Leveraged loan investments	87,126	14%	(11,488)
Kleros Real Estate MBS investments	90,000	15%	—
Residential mortgages	75,504	13%	37,430
Other investments	27,391	5%	1,168
Total uninvested cash	86,035	14%	86,035

Total investible capital	602,290	100%	141,119
Recourse indebtedness (B)	(76,775)		(76,775)

Total	$525,515		$64,344

Common stock outstanding as of December 31, 2008			59,185,514

GAAP Book Value per share			$1.09

(A)	Represents net cash invested through December 31, 2008.

(B)	Amount is net of our $1.5 million investment in common securities of the trusts that issued our junior subordinated debentures. The $1.5 million is recorded within other assets in our consolidated financial statements.

(C)	The above column allocates our GAAP book value to our various asset classes. Our GAAP book value is impacted by changes in fair value of financial instruments that are estimated by management in accordance with SFAS No. 157. Our consolidated financial statements include the underlying assets and liabilities of CDO entities and other financing arrangements that the Company consolidates pursuant to FIN 46(R). The Company is the primary beneficiary of these entities as a result of its ownership interest in the preference shares or subordinated interests of the respective variable interest entities. We currently hold the following notional amounts of preference shares or subordinated interests in our target asset classes: $219 million in TruPS CDOs, $48 million in leveraged loan CLOs, $39 million in a leverage loan warehouse, $65 million in a whole-loan mortgage securitization and $90 million in Kleros Real Estate CDOs. Our GAAP book value is determined by applying fair value measurements to the underlying assets and liabilities of each consolidated variable interest entity, which can result in a net asset value that is materially different than the fair value of the preference shares or subordinated interests that we directly own.

TruPS Portfolio. During the year ended December 31, 2008 the Company has recorded losses of $2.8 billion relating to changes in fair value of its investments in TruPS. The Company determined that these changes in fair value resulted from specific issuer credit matters, widening of credit spreads, volatility in interest rates, and other qualitative factors relating to macro-credit conditions. The fair value of investments in TruPS is estimated using internal valuation models. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data. These assets are classified as Level 3 assets.

The portfolio consists of approximately 75% bank related investments and 25% insurance related investments. The terms of each of our long-term CDO financings include limitations on specific issuer concentrations, which typically limit the par value of the underlying collateral securities included in the CDO from any single issuer to no greater than 3%. As of December 31, 2008, we had three issuers with concentrations ranging from 2.2% to 2.4% of our total TruPS investment portfolio par value, which includes the defaulted investment securities of IndyMac Bancorp, and no other issuers were greater than 1.7% of our total TruPS investment portfolio. Additionally, the banks included in our TruPS investment portfolio are concentrated in the following states as of December 31, 2008:

Texas	12.1%
Illinois	9.6%
California	8.1%
Georgia	5.6%
Virginia	4.8%
Others	59.8%

Total	100.0%

As of December 31, 2008, the aggregate principal amount of investments in the 35 TruPS investments that have defaulted or are currently deferring interest payments is $551.0 million, representing approximately 10.7% of the Company’s combined TruPS portfolio. As of December 31, 2008, $250.5 million of defaulted securities, which includes securities issued by IndyMac Bancorp, have been completely written off in the Company’s consolidated financial statements. For the year ended December 31, 2008, investment interest income is net of a $20.4 million reserve for interest income related to the $551.0 million of deferring or defaulted securities. Subsequent to December 31, 2008, we have experienced two additional bank deferrals with an aggregate principal amount of $50.0 million, and an additional $38.0 million principal amount of TruPS deferring interest payments as of December 31, 2008 have defaulted.

As of December 31, 2008, the aggregate principal amount of CDO notes payable and trust preferred obligations financing our TruPS portfolio is $5.3 billion and the fair value of these instruments is $1.4 billion. During the year ended December 31, 2008, the Company recorded gains of $2.8 billion relating to changes in the fair value of its TruPS CDO notes payable and trust preferred obligations. The Company determined that these changes in fair value resulted primarily from specific issuer credit matters with the assets that collateralize the liabilities, widening of credit spreads, volatility in interest rates, failure or threat of failure of overcollateralization tests in the CDO structures, general deterioration of pricing on structured debt instruments and other qualitative factors relating to macro-credit conditions. The fair value of CDO notes payable liabilities is estimated using external price data (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on prices of comparable notes payable, or discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market. These liabilities are classified as Level 3 liabilities.

Leveraged Loan Portfolio. We invest in debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of December 31, 2008, we had investments in approximately $780.3 million of leveraged loans and an allowance for loan losses related to these investments of $26.8 million.

During the year ended December 31, 2008, we increased our allowance for loan losses as a result of an increase in credit risk related to specific borrowers, continued deterioration in macro-credit conditions and the potential impact to the middle-market companies in our portfolio. The current state of the credit markets and the economy in general increases the likelihood of defaults and ratings agency downgrades on the underlying collateral of our CLOs. There can be no assurance that in light of the current markets that we will not experience significant defaults or downgrade activity in our leveraged loan portfolio that may result in the failure of overcollateralization tests.

Residential Mortgage Loans. As of December 31, 2008, we owned approximately $901.5 million aggregate principal amount of residential mortgage loans, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans. As of December 31, 2008, we have recorded an allowance for loan losses of $41.7 million relating to these residential mortgage loans. As a result of the on-going disruption in the housing market and the downturn in the overall economy, we have recorded significant losses on our residential mortgage loan portfolio, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans. The weighted average origination date for the loans included in our portfolio was July 2006 and the weighted average FICO of our borrowers at origination was 734. The majority of our loans were originated at the end of a period time of unprecedented real estate appreciation to borrowers that were deemed to be prime borrowers. During the past two years the values of the properties securing our loans have materially decreased and the credit quality of our average borrower has also materially decreased. We expect to record further losses on this portfolio as a result of the continuing increase in the unemployment rate, continued home price depreciation, lack of refinancing options for many borrowers and continued deterioration in the general macro economic conditions.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
December 31, 2008:
30 to 60 days	145	$58,742
61 to 90 days	48	21,182
Greater than 90 days	209	82,328

Total	402	$162,252

Additionally, the loans included in our mortgage loan portfolio are concentrated in the following states as of December 31, 2008:

California	47.0%
Florida	8.0%
Arizona	5.5%
Washington	5.1%
Nevada	4.8%
Others	29.6%

Total	100.0%

As of December 31, 2008, the Company had 209 loans that were either greater than 90 days past due or in foreclosure and placed on non-accrual status. During the year ended December 31, 2008, the Company did not recognize approximately $1.8 million of interest income for loans that were either in non-accrual status or classified as REO.

As of December 31, 2008, the Company had foreclosed on 53 residential mortgage loans with a fair value of $14.3 million which is classified as REO. The Company records REO property at fair value within other assets in its consolidated balance sheet. During the year ended December 31, 2008, the Company recorded a charge-off of $8.0 million as a result of foreclosing on these properties.

MBS Portfolio. As of December 31, 2008, we had investments in $458.3 million of MBS. The $458.3 million of MBS collateralize the debt of the three remaining Kleros Real Estate CDOs that we have invested in. Our maximum loss from investments in Kleros Real Estate MBS is limited to our remaining $90 million of invested capital. The CDOs are governed by indentures that provide us with no rights to the CDOs assets and provide the CDO noteholders with no recourse to us in respect of the debt securities issued by the CDOs. We consolidate the three remaining Kleros Real Estate CDOs in accordance with FIN 46(R), which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is our remaining $90 million investment. We record the MBS investments and CDO debt at fair value and classify the assets and liabilities as Level 3.

Credit Default Swaps (CDS). During June 2008, the Company sold a subsidiary that owned the remaining $87.5 million notional value of CDS positions for $70.4 million in proceeds (inclusive of the $69.3 million of counterparty margin held as of March 31, 2008). Following the June 2008 sale, the Company no longer holds any investments in CDS.

Recourse Indebtedness. As of December 31, 2008, the Company’s consolidated financial statements included recourse indebtedness of $78.3 million. During the year ended December 31, 2008, we repurchased and retired $111.4 million par value of outstanding convertible debt securities for $50.6 million. We realized a gain of $58.0 million on these transactions, net of a $2.7 million write-off of related deferred costs. As of the date of this filing, $28.7 million principal amount of our contingent convertible debt securities remain outstanding.

None of the Company’s indebtedness subjects the Company to potential margin calls for additional pledges of cash or other assets.

Stockholders’ Equity. As of December 31, 2008 the Company’s consolidated financial statements included total stockholders’ equity of $64.3 million. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The total impact to stockholders’ equity that was recorded as of January 1, 2008 due to the adoption of SFAS No. 159 was a gain of $2.6 billion.

Upon the adoption of SFAS No. 159, the changes in the fair values of our MBS and TruPS assets and corresponding liabilities significantly offset each other in our consolidated financial statements. We will continue to reflect the fair value of these financial assets and liabilities at fair value in our balance sheet, with all corresponding changes in fair value recorded in earnings.

Results of Operations

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Net income (loss). Our net loss decreased $1.1 billion to approximately ($144.7) million for the year ended December 31, 2008 from a net loss of ($1.3) billion for the year ended December 31, 2007. Our net loss for the year ended December 31, 2008 was primarily attributable to net changes in fair value of financial instruments recorded in earnings subsequent to our adoption of SFAS No. 159, loan loss provisions on our residential mortgage and leveraged loan portfolio, partially offset by gains from the repurchase and retirement of a portion of our convertible debt and net investment income generated by our investments in TruPS, MBS, leveraged loans and residential mortgages. Our net loss for the year ended December 31, 2007 was primarily attributable to impairments on investments of approximately $1.4 billion, net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS, which were offset by the reclassification into the income statement of MBS related cash flow hedging losses that were previously included in accumulated other comprehensive loss.

Net investment income. Our net investment income decreased $30.5 million to $53.1 million for the year ended December 31, 2008 from approximately $83.6 million for the year ended December 31, 2007. The table below summarizes net investment income by investment type for the following periods:

For the Year Ended December 31, 2008

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$309,086	$(228,693)	$—	$80,393
Investments in leveraged loans	64,448	(35,216)	(19,910)	9,322
Investments in MBS	118,968	(107,630)	—	11,338
Investments in residential mortgages	59,591	(55,262)	(41,197)	(36,868)
Other investments	1,949	—	—	1,949
Recourse indebtedness	—	(13,034)	—	(13,034)

Total	$554,042	$(439,835)	$(61,107)	$53,100

For the Year Ended December 31, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$353,862	$(293,329)	$—	$60,533
Investments in leveraged loans	62,655	(40,509)	(8,283)	13,863
Investments in MBS	234,535	(218,021)	—	16,514
Investments in residential mortgages	71,310	(65,021)	(7,935)	(1,646)
Other investments	5,094	(314)	—	4,780
Recourse indebtedness	—	(10,441)	—	(10,441)

Total	$727,456	$(627,635)	$(16,218)	$83,603

Our investment interest income decreased $173.5 million to $554.0 million for the year ended December 31, 2008 from $727.5 million for the year ended December 31, 2007. The decrease in investment interest income is attributable to a decrease in the weighted-average coupon rates in our target asset classes from 6.6% for the year ended December 31, 2007 to 5.0% for the year ended December 31, 2008, slightly offset by an increase in the Company’s average investment balances from $10.96 billion for the year ended December 31, 2007 to $10.99 billion for the year ended December 31, 2008.

Our investment interest expense decreased $187.8 million to $439.8 million for the year ended December 31, 2008 from $627.6 million for the year ended December 31, 2007. Upon the adoption of SFAS No. 159, we discontinued hedge accounting for a significant portion of our derivatives and therefore, approximately $34.2 million of periodic net interest payments on these interest rate swaps is no longer recorded within net investment income. Additionally, the decrease in investment interest expense is attributable to a decrease in the weighted-average coupon rate for CDO notes payable from 5.8% as of December 31, 2007 to 4.0% as of December 31, 2008 and a decrease in the Company’s average CDO notes payable from $8.9 billion for the year ended December 31, 2007 to $8.8 billion for the year ended December 31, 2008.

Our provision for loan losses relates to investments in residential mortgages and leveraged loans. The provision for loan losses increased by $44.9 million, to $61.1 million for the year ended December 31, 2008 from $16.2 million for the year ended December 31, 2007. The increase is primarily a result of the continued increases in the number of delinquent residential mortgage loans experienced in 2008 as a result of the turmoil in the housing markets. The 60-plus day delinquencies in our residential mortgage portfolio increased from 3.9% as of

December 31, 2007 to 14.8% as of December 31, 2008. Additionally, the increase in our leveraged loan provisioning is primarily the result of continued deterioration in macro-credit conditions and the resulting impact to the middle-market companies that we lend to. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses increased by $5.0 million to $34.2 million for the year ended December 31, 2008 from $29.2 million for the year ended December 31, 2007. During the same periods, these non-investment expenses consisted of related party management compensation of $19.6 million and $17.3 million, respectively, and general and administrative expenses of $14.6 million and $11.9 million, respectively. During the year ended December 31, 2008 and 2007, the Company incurred base and incentive management fees, net of asset management fee credits, of $2.7 million and $0, respectively. The $2.7 million of net fees earned by the manager were primarily the result of the $43.9 million gain on extinguishment of debt recorded during the three months ended September 30, 2008. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $0.9 million and $1.8 million during the years ended December 31, 2008 and 2007, respectively.

During the years ended December 31, 2008 and 2007, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $16.0 million and $15.5 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The increase in related party management compensation is primarily attributable to the increase in investments financed through CDO transactions and the collateral manager fees incurred by these consolidated CDO entities, partially offset by the decrease in CDO collateral manager fees resulting from the $551.0 million of defaulted and deferring TruPS CDO collateral.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, CDO trustee compensation, rating agency fees, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income decreased by $14.6 million to $3.9 million for the year ended December 31, 2008 from $18.5 million for the year ended December 31, 2007. This decrease is primarily attributable to $12.3 million in reduced interest earned on cash deposits with financial institutions and interest earned on restricted cash of our consolidated CDO entities. The average total unrestricted and restricted cash balance decreased from $359.0 million for the year ended December 31, 2007 to $175.6 million for the year ended December 31, 2008, while the average interest rate earned on cash decreased from 5.2% to 2.2% over the same period. Additionally, during the year ended December 31, 2007, the Company received a one-time capital commitment fee of $1.2 million from Cohen & Company for its services as first loss provider during the warehouse period.

Net change in fair value of investments in debt securities and non-recourse indebtedness. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. During the year ended December 31, 2008, the net change in fair value of investments in debt securities and loans and non-recourse indebtedness was a $30.5 million gain. The net change in fair value is comprised of approximately $4.18 billion of losses recorded on our investments in debt securities and loans, which was offset by approximately $4.21 billion of gains recorded on liabilities.

Net change in fair value of derivative contracts. During the years ended December 31, 2008 and 2007, we recorded a net change in fair value of derivative contracts of $(242.1) million and $80.7 million, respectively.

Upon the adoption of FAS No. 159, we discontinued hedge accounting on a significant portion of our interest rate swaps and therefore all changes in fair value of these interest rate swaps are recorded in earnings. The change in fair value during the year ended December 31, 2008 is primarily attributable to a $257.5 million loss on interest rate swap contracts, which is partially offset by a $17.1 million gain on our CDS positions. The interest rate swap losses described above were impacted by the reclassification to the income statement of $48.6 million of MBS related cash flow hedge losses that were previously recorded in accumulated other comprehensive loss. The reclassifications resulted from our determination that the forecasted transactions that the instruments hedge are no longer probable of occurring due to the likelihood of or actual liquidation of our Kleros Real Estate I, II , III, and IV portfolios. The change in fair value during the year ended December 31, 2007 is primarily attributable to a $84.3 million gain on CDS positions.

Credit default swap premiums. As described above, we previously held CDS positions. During the year ended December 31, 2008 and the year ended December 31, 2007, we recorded credit default swap premiums on our CDS positions of $2.9 million and $3.2 million, respectively

Impairments on investments and intangible assets. Our impairments on investments and intangible assets decreased by $1.4 billion to $8.4 million for the year ended December 31, 2008 from $1.4 billion for the year ended December 31, 2007. The impairments on investments and intangible assets for the year ended December 31, 2008 is attributable to impairments of our goodwill of $5.0 million, $1.2 million of write-downs of REO property and $2.2 million of impairments on other investments. During the year ended December 31, 2007, the Company recorded other-than-temporary impairments of $1.3 billion in its consolidated MBS portfolio, recorded a $41.4 million impairment on other non-consolidated CDO investments that are primarily collateralized by MBS, and recorded $18.1 million of other-than-temporary impairments of certain assets underlying our TruPS portfolio.

Gain/(loss) on disposition of consolidated entities. During the year ended December 31, 2008, the Company sold a subsidiary that owned the remaining $87.5 million notional value of CDS positions for $70.4 million in proceeds. The Company recorded a net loss upon disposition of the consolidated subsidiary of ($5.6) million. Following the June 2008 sale, the Company no longer holds any investments in CDS. During the year ended December 31, 2007, the Company recorded a gain on disposition of consolidated entities of $11.0 million related to a TruPS warehouse arrangement through a VIE. On September 29, 2007, the VIE received notice it was in default and the VIE was deconsolidated from the Company’s consolidated financial statements as the Company was no longer the primary beneficiary of the VIE.

Gain on repurchase of debt. During the year ended December 31, 2008, we repurchased and retired $111.4 million par value of our outstanding convertible debt securities for $50.6 million. We realized a gain of $58.0 million on these transactions, net of a $2.7 million write-off of related deferred costs. As of the date of this filing, $28.7 million principal amount of our contingent convertible debt securities remains outstanding.

Net realized loss on sale of assets. During the year ended December 31, 2008, the Company recorded losses on the sale of assets of approximately $12.9 million. These losses are attributable to the sale of leveraged loans, TruPS, and MBS during the period, for which losses were recorded of $1.4 million, $2.2 million, and $0.8 million, respectively, and a $8.5 million realized loss on the sale of property included in the residential mortgage portfolio. During the year ended December 31, 2007, the Company recorded losses on the sale of assets of approximately $16.2 million. These losses were attributable to the sale of adjustable rate residential mortgages and investment securities in CDO entities collateralized by MBS at a loss of $2.0 million and $2.4 million, respectively, as well as an $11.2 million loss on the disposition of TruPS assets included in a VIE which was deconsolidated and accounted for as a sale.

Minority interests. Minority interests represent the portion of net income generated by consolidated entities that are not attributable to our ownership interest in those entities. Minority interests decreased $9.2 million to $10.5 million for the year ended December 31, 2008 as compared to $19.7 million for the year ended December 31, 2007. This decrease is primarily attributable to the minority interest impact of the net change in fair value of financial instruments, which is partially offset by the allocation of net investment income and other expenses of our consolidated CDO entities to minority interest holders.

Benefit/(Provision) for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. An income tax benefit was recorded of $26.2 million relating to changes in fair value of financial instruments and net operating loss carryforwards from on-balance sheet warehouse facilities for the year ended December 31, 2008. An income tax provision of $2.3 million was recorded for the year ended December 31, 2007 related to increased earnings generated at our domestic TRSs and tax provision of undistributed earnings of the REIT.

During the year ended December 31, 2008, we recorded a valuation allowance of $13.5 million related to our inability to utilize certain federal net operating losses.

The Company’s domestic TRSs had federal net operating loss carryforwards for which a deferred tax asset of $38.6 million and $1.1 million was recorded as of December 31, 2008 and 2007, respectively. These carryforwards are subject to annual limitations and will expire in 2028. The Company believes that the realization of the recognized net deferred tax asset of $25.0 million (after valuation allowance) is more likely than not based on expectations as to future taxable income in the jurisdictions in which it operates.

In addition, the Company (excluding the domestic TRSs) has capital loss carryforwards of approximately $10.6 million, which expire in the tax year ending December 31, 2011, and net operating loss carryforwards of approximately $42.6 million, which expire in the tax year ending December 31, 2028. The Company has not recorded a tax benefit as of December 31, 2008 on either the capital loss carryforwards or the net operating loss carryforwards as the Company is not subject to U.S. federal income tax as long as the Company maintains its qualification to be taxed as a REIT.

Comparison of the Year Ended December 31, 2007 to the Period from January 31, 2006 through December 31, 2006

Net income(loss). Our net income decreased $1.3 billion to a net loss of approximately ($1.3) billion for the year ended December 31, 2007 from net income of $22.0 million for the period from January 31, 2006 through December 31, 2006. Our net loss for the year ended December 31, 2007 was primarily attributable to impairments on investments of approximately $1.4 billion, which were offset by net investment income generated by our investments in TruPS, MBS, leveraged loans and residential mortgages, and realized gains on derivative contracts. Our net income for the period from January 31, 2006 through December 31, 2006 was primarily attributable to net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS.

Net investment income. Our net investment income increased $58.0 million to $83.6 million for the year ended December 31, 2007 from approximately $25.6 million for the period from January 31, 2006 through December 31, 2006. The table below summarizes net investment income by investment type for the following periods:

For the Year Ended December 31, 2007

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investment in TruPS	$353,862	$293,329	$—	$60,533
Investments in Leveraged Loans	62,655	(40,509)	(8,283)	13,863
Investments in Mortgage-Backed Securities	234,535	(218,021)	—	16,514
Investments in Residential/Commercial Mortgages	71,310	(65,021)	(7,935)	(1,646)
Other CDO investments	5,094	(314)	—	4,780
Recourse indebtedness	—	(10,441)	—	(10,441)

Total	$727,456	$(627,635)	$(16,218)	$83,603

For the Period from January 31, 2006 Through December 31, 2006

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investment in TruPS	$107,107	$(92,206)	$—	$14,901
Investments in Leveraged Loans	17,754	(11,559)	(1,606)	4,589
Investments in Mortgage-Backed Securities	71,897	(65,822)	—	6,075
Investments in Residential/Commercial Mortgages	18,425	(17,948)	(332)	145
Other CDO investments	430	(117)	—	313
Recourse indebtedness	—	(469)	—	(469)

Total	$215,613	$(188,121)	$(1,938)	$25,554

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We believe our available cash balances and cash flows from operations will be sufficient to fund our currently anticipated liquidity requirements for the next twelve months, but our ability to grow our business will be limited by our ability to obtain future financing. In addition, our liquidity could be adversely affected by a decline in our stock price, as discussed below. Management has evaluated our current and forecasted liquidity and continues to monitor evolving market conditions. Future investment alternatives and operating activities will continue to be evaluated against anticipated current and longer term liquidity demands.

We are currently financing our TruPS, MBS and leveraged loan portfolio with a warehouse facility and CDO notes payable. As of December 31, 2008, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected. Furthermore we are party to a derivative contract that may subject us to margin calls in the event the Class A-1 notes of the Alesco XIV CDO are downgraded below “AAA”. Subsequent to December 31, 2008, the Class A-1 Notes of the Alesco XIV CDO were downgraded to “A+” and as a result we will be required to post approximately $2.2 million of margin collateral.

On October 10, 2008, we were notified by the NYSE that we were not in compliance with an NYSE continued listing standard applicable to our common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, we notified the NYSE of our intent to cure this deficiency. Under the NYSE rules, we have six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If we are not compliant by that date, our common stock will be subject to suspension and delisting by the NYSE. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse split of its common stock. Our common stock remains listed on the NYSE under the symbol “AFN.” The NYSE’s continued listing standards also require that our average market capitalization be at least $25 million over any 30 consecutive trading day period and that we maintain our REIT status. On February 26, 2009, the NYSE submitted to the SEC an immediately effective rule filing which suspends the NYSE’s $1 minimum price requirement on a temporary basis, initially through June 30, 2009. Further, the filing also extends until the same date the NYSE’s current easing of the average global market capitalization standard from $25 million to $15 million. In addition to being delisted due to our failure to comply with any of these continued listing standards, we will also likely be delisted if we fail to meet any other of the NYSE’s listing standards.

During the year ended December 31, 2008, we repurchased and retired $111.4 million par value of our outstanding convertible debt securities for $50.6 million. We realized a gain of $58.0 million on these transactions, net of a $2.7 million write-off of related deferred costs. As of the date of this filing, $28.7 million principal amount of our contingent convertible debt securities remain outstanding. The holders of our remaining $28.7 million aggregate principal amount of convertible debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, our common stock ceases to be listed on the NYSE, another established national securities exchange or an automated over-the-counter trading market in the United States. If we are unable to remedy the deficiency described above and remain listed on the NYSE and if we are unable to list our common stock on another established national securities exchange or automated U.S. over-the-counter trading market, there is a risk that some or all holders of our convertible notes will exercise their right to require us to repurchase their notes. There can be no assurance that we would be able to satisfy such repurchase requests.

As of December 31, 2008, the Company’s consolidated financial statements include $86.0 million of cash and cash equivalents and total indebtedness of $3.5 billion. Total indebtedness includes recourse indebtedness of $78.3 million and $3.4 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the equity that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

Our primary cash needs include the ability to:

•	make required distributions of earnings to maintain our qualification as a REIT, which is based upon the existence of current taxable income;

•	pay costs of borrowings, including interest on such borrowings and expected CDO, CLO and other securitization debt;

•	pay base and incentive fees to our manager and pay other operating expenses;

•	fund investments and discretionary repurchases of our debt and equity securities;

•	make payments as our debt comes due;

•	make margin deposits on derivative instruments; and

•	pay federal, state and local taxes of our domestic TRSs.

We intend to meet these short-term requirements through the following:

•	revenue from operations, including interest income from our investment portfolio;

•	interest income from temporary investments and cash equivalents; and

•	proceeds from future borrowings or offerings of our common stock.

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

Overcollateralization and Other Credit Enhancement Tests

The terms of the CDO and CLO and other securitization vehicles that we use to finance our investments generally provide that the principal amount of assets must exceed the principal balance of the related securities to be issued by the securitization vehicle by a certain amount, commonly referred to as “over-collateralization.” The terms of the securitization generally provide that, if certain delinquencies and/or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securitization vehicle securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests, based on delinquency levels or other criteria including downgrades by the rating agencies of the underlying portfolio securities of the securitization vehicle, may restrict our ability to receive cash distributions from assets collateralizing the securitization vehicle securities. The performance tests may not be satisfied. In addition, collateral management agreements typically provide that if certain over-collateralization ratio tests are failed and an event of default occurs, the collateral management agreement may be terminated by a vote of the security holders and the security holders have the option to liquidate the underlying collateral securities. If the assets held by a securitization vehicle fail to perform as anticipated, our liquidity may be adversely affected.

The following summarizes certain key over-collateralization test matters for each of our respective target asset classes:

•

MBS—As previously disclosed, the Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed over-collateralization tests, the net interest earnings of the three remaining CDOs will continue to be reflected in the Company’s net investment income and taxable income. We have received written notice from the trustees of Kleros Real Estate I, II, III and IV that each CDO experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation will be used to repay the controlling class debtholder.

On May 1, 2008, the Company received written notice from the trustee of Kleros Real Estate III that the controlling class debtholder had submitted a notice of liquidation. The liquidation of Kleros Real Estate III occurred in June 2008 through a series of auctions of the underlying collateral and the final distribution of the liquidation proceeds was delivered to the controlling class debtholder in the same period. Additionally, the Company is no longer able to include the liquidated assets and the related income as a component of its REIT qualifying assets. As of the current date, the controlling class debtholders of Kleros Real Estate I, II and IV have not exercised their rights to liquidate any of the CDOs.

•

Securitized Residential Mortgages—The majority of our investments in residential mortgage loans are included within a securitization trust in which we own all of the subordinated notes including an interest-only subordinated note. When principal and interest is collected from the underlying residential mortgage loans, such cash flow is distributed sequentially to the senior notes, then to the interest-only subordinated note, and finally to the remainder of the subordinated notes. Losses are allocated to the notes in reverse sequential order such that losses are borne by subordinated notes ahead of the senior notes. Significant losses have been realized on the subordinated notes to date and are expected to continue. The most subordinated class of notes owned by the Company has already been reduced to zero as a result of such allocation of losses. These losses are attributable to an increase in the delinquency rate of the underlying pool of mortgage loans since the closing date of the securitization, which has also caused a reduction in the amount of principal and interest that is collected from the mortgage loans. To the extent such collections continue to decrease, there may not be sufficient cash flow to pay any principal and interest to the subordinated notes until the senior noteholders have been paid in full.

•

TruPS—Our investments in TruPS are also financed with CDOs that are subject to over-collateralization requirements. The over-collateralization requirements in the TruPS CDOs are typically triggered in the event that more than three percent of the par value of collateral securities that collateralize the CDO debt defer on a principal or interest payment or are otherwise determined to be defaulted in accordance with the indenture for the particular CDO. As of December 31, 2008, we have experienced 34 bank deferrals or defaults and 1 insurance default in our TruPS portfolio. As of December 31, 2008, the aggregate principal amount of investments in the 35 TruPS that have defaulted or are currently deferring interest payments is $551.0 million, representing approximately 10.7% of the Company’s consolidated trust preferred securities portfolio. Subsequent to December 31, 2008, we have experienced two additional bank deferrals with an aggregate principal amount of $50.0 million, and an additional $38.0 million principal amount of TruPS deferring interest payments as of December 31, 2008 have defaulted. The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight CDOs in which the Company holds equity interests. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests. The Company does not expect to receive cash distributions from its TruPS CDOs for the foreseeable future. There can be no assurance that we will not experience additional deferrals or defaults that will result in further over-collateralization test failures or be able to extend the cure periods of the deals currently failing over-collateralization tests.

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

Warehouse Financing Arrangements

As of December 31, 2008, we were party to the following agreement which is collateralized by the assets shown below:

Financing Facilities (and Aggregate Borrowing Capacity)	Termination Date	Assets Being Financed
Leveraged loan related warehouse facility	May 2009	$165.6 million

As of December 31, 2008, the Company’s consolidated financial statements included $126.6 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to an on-balance sheet warehouse facility entered into by a subsidiary of the Company with the intention of financing the acquisition of leveraged loans on a short-term basis until longer-term financing is available. Despite the fact that the Company recorded an unrealized loss of $101.0 million on the leveraged loans included in the warehouse facility, the Company’s maximum economic exposure to loss on the warehouse credit facility is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangement. As of December 31, 2008, the Company has invested $39.0 million of capital in this financing arrangement, which provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate and matures in May 2009. Prior to the May 2009 maturity date, the Company does not expect that the warehouse lender will offer us favorable refinancing terms or the ability to extend the warehouse facility. If the securitization markets remain effectively closed through to the May 2009 maturity date, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $39.0 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

Contractual Commitments

The table below summarizes the Company’s contractual obligations (excluding interest) under borrowing agreements as of December 31, 2008 (amounts in thousands):

	Total Notional	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-recourse obligations:
Trust preferred obligations	$385,600	$—	$—	$—	$385,600
Securitized mortgage debt	844,764	—	—	—	844,764
CDO notes payable	8,449,072	—	—	—	8,449,072
Warehouse credit facilities	126,623	126,623	—	—	—
Commitments to purchase securities and loans (a)	23,637	23,637	—	—	—

Total non-recourse obligations	9,829,696	150,260	—	—	9,679,436
Recourse:
Junior subordinated notes	49,614	—	—	—	49,614
Contingent convertible debt	28,650	—	—	—	28,650

Total recourse obligations	78,264	—	—	—	78,264

Total	$9,907,960	$150,260	$—	$—	$9,757,700

(a)	Amounts reflect our consolidated CDOs’ requirement to purchase additional collateral in order to complete the ramp-up collateral balances. Of this amount, $16.6 million has been advanced through CDO notes payable and is included in our restricted cash on our consolidated balance sheet as of December 31, 2008.

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

Fair Values

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by currency exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of December 31, 2008 and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in MBS, residential mortgages, TruPS, and derivative instruments will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary materially from period to period.

Securities Repurchases

In August 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions. During the three-month period ended September 30, 2008, we repurchased 629,596 shares of common stock for $0.6 million, at a weighted-average price of $0.99 per share. Additionally, during October 2008, we repurchased 112,800 shares of common stock for $0.1 million, at a weighted-average price of $1.02 per share. We may also repurchase convertible debt securities from time to time in open market purchases or privately negotiated transactions. During the three-month period ended September 30, 2008, the Company repurchased and retired $78.8 million par value of its outstanding convertible debt securities for $33.0 million. The Company realized a gain of $43.9 million on these transactions, net of a $1.9 million write-off of related deferred costs. In October 2008, the Company repurchased and retired an additional $32.5 million par value of convertible debt securities for $17.6 million. As of the date of this filing, $28.7 million principal amount of the Company’s contingent convertible debt securities remains outstanding. There can be no assurance as to the timing or amount of any future securities repurchases we may complete.

Off-Balance Sheet Arrangements and Commitments

We may maintain arrangements with various investment banks regarding CDO securitizations and off-balance sheet warehouse facilities. Prior to the completion of a CDO securitization, historically our off-balance sheet warehouse providers have acquired investments in accordance with the terms of the warehouse facility agreements. Pursuant to the terms of the warehouse agreements, we receive all or a portion of the difference between the interest earned on the investments acquired under the warehouse facilities and the interest accrued on the warehouse facilities from the date of the respective acquisitions. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse providers, and as a result, we bear the first dollar risk of loss up to our warehouse deposit if an investment held under the warehouse facility is liquidated at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. In the event that we are unable to obtain long-term CDO financing for the accumulated warehouse collateral, our cash collateral is at risk and may not be returned to the Company. The duration of a warehouse facility is generally at least nine months. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value in each accounting period with the change in fair value recorded in earnings. We were not party to any off-balance sheet arrangements as of December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk pertains to losses resulting from changes in interest rates and equity security prices. We are exposed to credit risk and interest rate risk related to our investments in assets in our target asset classes.

Market Risk

The credit markets in the United States began suffering significant disruption in the summer of 2007, and continue to suffer as of the date of this filing. This disruption began in the subprime residential mortgage sector and extended to the broader market and credit markets generally. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007, continued to decline in 2008 and remains depressed as of the date of this filing. The disruption in these markets directly impacts our business because our investment portfolio includes investments in mortgage-backed securities, or MBS, residential mortgages, leveraged loans and bank and insurance company debt.

The disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of December 31, 2008, we had $39.0 million of cash deposited with a warehouse lender to collateralize a warehouse facility for leveraged loans. If the securitization markets remain effectively closed for an extended period, we will likely lose the first loss cash that we had deposited with the warehouse lender.

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

We generally make investments that are either floating rate or fixed rate. Our floating rate investments will generally be priced at a fixed spread over an index such as LIBOR that reprices either quarterly or every 30 days based upon movements in effect at each measurement date. Given the frequency of future price changes in our floating rate investments, changes in interest rates are not expected to have a long term material effect on the value of these investments. Our net investment income will be subject to an increase or decrease in the event that there is a fluctuation in interest rates between the period which the assets and liabilities reprice (typically a five to ten day period). Increases or decreases in LIBOR will have a corresponding increase or decrease in our interest income and interest expense, thereby generally mitigating the net earnings impact on our overall portfolio. In the event that long-term interest rates increase, the value of our fixed-rate investments would be diminished. We have hedged this risk where the benefit outweighs the cost of the hedging strategy. Such changes in interest rates would not have a material effect on the income of these investments, which generally will be held to maturity.

Through December 31, 2008, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These cash flow hedges have an aggregate notional value of $2.2 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments. As of December 31, 2008, the interest rate swaps had an aggregate liability fair value of $267 million. Changes in the fair value of interest rate swaps are recorded in earnings.

The following table quantifies the potential change in net investment income for a 12-month period, and the change in the net fair value of our investments and indebtedness should interest rates increase or decrease 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities:

	100 Basis Point Increase	100 Basis Point Decrease
	(dollars in thousands)
Net investment income from variable rate investments and indebtedness	$2,222	$(2,222)
Net fair value of fixed rate investments and indebtedness	$(253,938)	$(299,871)

We will seek to manage our credit risk through Cohen & Company’s underwriting and credit analysis processes that are performed in advance of acquiring an investment. The TruPS, leveraged loans, residential and commercial mortgage loans, real estate-related senior and subordinated debt securities, RMBS, CMBS and other investments that we expect to consider for future CDO and CLO transactions and other securitizations will be subject to a comprehensive credit analysis process.

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

(a)	Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2008 in recording, processing, summarizing and reporting, on a timely basis, information relating to the Company (and its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective.

Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

(c)	Changes in Internal Control over Financial Reporting

During the year ended December 31, 2008, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On February 27, 2009, Cohen sold each of the Emporia I, II and III collateral management contracts (the Company has equity interests in Emporia II and III) to an unrelated third party. The sale of the collateral management contracts results in a servicer default within our leveraged loan warehouse facility and therefore, the terms of the warehouse facility require that all principal and interest proceeds be utilized to amortize the warehouse lender’s outstanding debt balance. The leveraged loan warehouse facility was scheduled to terminate in May 2009. The sale of the Emporia II and III collateral management contracts required the Company’s consent. In consideration for the Company’s consent to enter into such transaction, Cohen and the Company entered into an arrangement that requires Cohen to pay $3 million to the Company. The purpose of the payment is to compensate the Company for amounts that it would have otherwise received had the servicer default not occurred within the leveraged loan warehouse agreement. Additionally, Cohen and the Company agreed that the Company shall be permitted to continue to offset the monthly base management fee and the quarterly incentive fee by the Company’s proportionate share of the collateral management fees paid in Emporia II and III. In the event that our proposed merger with Cohen is consummated, Cohen shall not be obligated to pay such amount to the Company. If the merger agreement with Cohen is terminated, such amount shall be paid by Cohen to the Company within 10 business days of the termination date.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated herein by reference to our definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to our definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to our definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to our definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to our definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm	F-1

(ii)	Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2008 and 2007 and for the period from January 31, 2006 through December 31, 2006	F-4

(iv)	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007 and for the period from January 31, 2006 through December 31, 2006	F-5

(v)	Consolidated Statements of Stockholders’ Equity (Deficit) as of December 31, 2008, 2007 and 2006	F-6

(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from January 31, 2006 through December 31, 2006	F-7

(vii)	Notes to Consolidated Financial Statements as of December 31, 2008	F-8

(2) Schedules to Consolidated Financial Statements:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2007	F-39

IV.	Mortgage Loans on Real Estate as of December 31, 2008	F-40

(b) Exhibit List

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
2.1

Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2006, by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on

September 8, 2006).

2.2	Letter Agreement dated September 5, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. and the attached Registration Rights Provisions (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2006).

2.3	Letter Agreement dated September 29, 2006 by and among Alesco Financial Inc., Alesco Financial Trust and Jaguar Acquisition Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2006).

2.4	Agreement and Plan of Merger, dated as of February 20, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 23, 2009).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.2	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.5	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.6	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

Exhibit No.	Description
10.2	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.3	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Assignment and Assumption Agreement, dated as of October 6, 2006, by and between Alesco Financial Inc. and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.5	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.6	Credit Agreement, dated as of March 27, 2007, by and among Alesco Financial Holdings, LLC, Alesco Financial Inc., Royal Bank of Canada, U.S. Bank National Association and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.7	Letter Agreement, dated April 10, 2007, by and among Alesco Financial Inc., Alesco Warehouse Conduit, LLC, Cohen & Company Financial Management, LLC and Cohen & Company, in relation to the Note Purchase Agreement, dated December 5, 2006, by and among PFW III, Ltd., the investors party thereto, Alesco Warehouse Conduit LLC, as initial subordinated noteholder and ABN Amro Bank N.V. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.8	Letter Agreement, dated April 23, 2007, by and among Alesco Financial Inc., Alesco Holdings, Ltd., Strategos Capital Management, LLC and Cohen & Company, in relation to the Warehouse Risk Sharing Agreement, dated as of February 7, 2007, between Merrill Lynch and Alesco Holdings, Ltd. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.9	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.10	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.11	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

10.12	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

Exhibit No.	Description
10.13	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.14	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.15	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.16	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.17	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.18	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

11.1	Statement Regarding Computation of Per Share Earnings.**

12.1	Statements Regarding Computation of Ratios.*

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

21	List of Subsidiaries.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

*	Filed herewith.

**	Data required by Statement of Financial Accounting Standard No. 128, “Earnings per Share,” is provided in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amount sufficient to require submission of the schedule.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alesco Financial Inc.

We have audited Alesco Financial Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alesco Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alesco Financial Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alesco Financial Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008, and the period from January 31, 2006 (commencement of operations) to December 31, 2006, and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, Pennsylvania

March 4, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Alesco Financial Inc.

We have audited the accompanying consolidated balance sheets of Alesco Financial Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008, and the period from January 31, 2006 (commencement of operations) to December 31, 2006. Our audits also included the financial statement schedules listed in the index at item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alesco Financial Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, and the period from January 31, 2006 (commencement of operations) to December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As disclosed in Note 2 to the consolidated financial statements, in 2008 the Company changed its method of accounting for investments in debt securities and security-related receivables, certain derivative investments, trust preferred obligations, and certain CDO notes payable in accordance with the adoption of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alesco Financial Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, Pennsylvania

March 4, 2009

Alesco Financial Inc.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	As of December 31, 2008	As of December 31, 2007
Assets
Investments in debt securities and security-related receivables (including amounts at fair value of $2,079,750 and $5,888,650, respectively)	$2,079,750	$6,628,991
Investments in loans
Residential mortgages	901,491	1,047,195
Commercial mortgages	7,464	7,332
Leveraged loans (including amounts held for sale of $63,601 and $0, respectively)	780,269	836,953
Loan loss reserve	(68,428)	(18,080)

Total investments in loans, net	1,620,796	1,873,400
Cash and cash equivalents	86,035	80,176
Restricted cash and warehouse deposits	54,059	95,476
Accrued interest receivable	31,435	49,806
Other assets	62,856	207,527

Total assets	$3,934,931	$8,935,376

Liabilities and stockholders’ equity (deficit)
Indebtedness
Trust preferred obligations (including amounts at fair value of $120,409 and $0, respectively)	$120,409	$382,600
Securitized mortgage debt	844,764	959,558
CDO notes payable (including amounts at fair value of $1,647,590 and $0, respectively)	2,342,920	9,409,027
Warehouse credit facilities	126,623	155,984
Recourse indebtedness	78,264	189,614

Total indebtedness	3,512,980	11,096,783
Accrued interest payable	30,530	54,380
Related party payable	4,880	2,800
Derivative liabilities	266,984	123,316
Other liabilities	12,165	38,092

Total liabilities	3,827,539	11,315,371
Minority interests	43,048	19,543
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 60,171,324 and 60,548,032 issued and outstanding, including 985,810 and 1,228,234 unvested restricted share awards, respectively	59	59
Additional paid-in-capital	482,382	481,850
Accumulated other comprehensive loss	(14,223)	(1,545,464)
Accumulated deficit	(403,874)	(1,335,983)

Total stockholders’ equity (deficit)	64,344	(2,399,538)

Total liabilities and stockholders’ equity (deficit)	$3,934,931	$8,935,376

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income (Loss)

(In thousands, except share and per share information)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period From January 31, 2006 through December 31, 2006
Net investment income:
Investment interest income	$554,042	$727,456	$215,613
Investment interest expense	(439,835)	(627,635)	(188,121)
Provision for loan losses	(61,107)	(16,218)	(1,938)

Net investment income	53,100	83,603	25,554

Expenses:
Related party management compensation	19,585	17,316	6,249
General and administrative	14,581	11,864	3,834

Total expenses	34,166	29,180	10,083
Other income and expense:
Interest and other income	3,910	18,488	5,820
Net change in fair value of investments in debt securities and loans and non-recourse indebtedness	30,502	—	—
Net change in fair value of derivative contracts	(242,082)	80,697	11,480
Credit default swap premiums	(2,872)	(3,207)	—
Impairments on other investments and intangible assets	(8,362)	(1,384,430)	(375)
Gain (loss) on disposition of consolidated entities	(5,558)	10,990	—
Gain on repurchase of debt	58,031	—	—
Net realized loss on sale of assets	(12,934)	(16,219)	(1,974)

Earnings (loss) before minority interest and benefit (provision) for income taxes	(160,431)	(1,239,258)	30,422
Minority interest	(10,479)	(19,734)	(7,625)

Earnings (loss) before benefit (provision) for income taxes	(170,910)	(1,258,992)	22,797
Benefit (provision) for income taxes	26,189	(2,328)	(766)

Net income (loss)	$(144,721)	$(1,261,320)	$22,031

Earnings (loss) per share—basic:
Basic earnings (loss) per share	$(2.43)	$(22.48)	$1.48

Weighted-average shares outstanding—Basic	59,470,943	56,098,672	14,924,342

Earnings (loss) per share—diluted:
Diluted earnings (loss) per share	$(2.43)	$(22.48)	$1.48

Weighted-average shares outstanding—Diluted	59,470,943	56,098,672	14,924,342

Distributions declared per common share	$0.50	$1.23	$1.75

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period from January 31, 2006 through December 31, 2006
Net income (loss)	$(144,721)	$(1,261,320)	$22,031
Other comprehensive income (loss):
Net change in cash-flow hedges	55,566	(70,143)	(7,605)
Net change in the fair value of available-for-sale securities	—	(1,547,999)	(15,763)
Allocation to minority interests	(2,548)	87,306	8,740

Total other comprehensive income (loss)	53,018	(1,530,836)	(14,628)

Comprehensive income (loss)	$(91,703)	$(2,792,156)	$7,403

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share information)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance, January 31, 2006 (commencement of operations)	127	$—	$1	$—	$—	$1
Net income	—	—	—	—	22,031	22,031
Other comprehensive loss	—	—	—	(14,628)	—	(14,628)
Common stock issued, net	54,728,387	55	446,584	—	—	446,639
Stock-based compensation expense	—	—	857	—	—	857
Dividends declared on common stock	—	—	—	—	(26,098)	(26,098)

Balance, December 31, 2006	54,728,514	$55	$447,442	$(14,628)	$(4,067)	$428,802
Net loss	—	—	—	—	(1,261,320)	(1,261,320)
Other comprehensive loss	—	—	—	(1,530,836)	—	(1,530,836)
Common stock issued, net	8,000,000	8	71,992	—	—	72,000
Common stock repurchase	(3,831,400)	(4)	(34,908)	—	—	(34,912)
Stock-based compensation expense	422,684	—	2,017	—	—	2,017
Purchase of minority interest preference shares	—	—	(4,693)	—	—	(4,693)
Dividends declared on common stock	—	—	—	—	(70,596)	(70,596)

Balance, December 31, 2007	59,319,798	$59	$481,850	$(1,545,464)	$(1,335,983)	$(2,399,538)
Net loss	—	—	—	—	(144,721)	(144,721)
Cumulative effect adjustment from adoption of SFAS No. 159	—	—	—	1,478,223	1,107,206	2,585,429
Other comprehensive income	—	—	—	53,018	—	53,018
Stock-based compensation expense	608,112	1	1,287	—	—	1,288
Repurchase of common stock	(742,396)	(1)	(755)	—	—	(756)
Dividends declared on common stock	—	—	—	—	(30,376)	(30,376)

Balance, December 31, 2008	59,185,514	$59	$482,382	$(14,223)	$(403,874)	$64,344

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period from January 31, 2006 through December 31, 2006
Operating activities:
Net income (loss)	$(144,721)	$(1,261,320)	$22,031
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Minority interest	10,479	19,734	7,625
Provision for loan losses	61,107	16,218	1,938
Stock-based compensation expense	1,288	2,017	857
Net premium and discount amortization on investments and loans	12,155	837	(1,814)
Amortization of deferred financing costs	1,907	8,719	2,762
Accretion of discounts on indebtedness	1,038	1,210	—
Net change in fair value of derivative contracts	207,914	(61,353)	(1,653)
Net change in fair value of investments in debt securities and non-recourse indebtedness	(30,502)	—	—
Impairments on other investments and intangible assets	8,362	1,384,430	375
Net realized loss on sale of assets	12,934	16,219	1,974
Proceeds from sale of real estate owned	4,706	—	—
Net realized gain on repurchase of indebtedness	(58,031)	—	—
(Gain) loss on disposition of consolidated entities	5,558	(10,990)	—
Changes in assets and liabilities:
Accrued interest receivable	16,476	(5,149)	(42,847)
Other assets	61,109	6,604	(18,183)
Accrued interest payable	(28,525)	13,994	39,405
Related party payable	2,328	1,921	879
Other liabilities	(2,447)	3,694	(4,008)

Net cash provided by operating activities	143,135	136,785	9,341
Investing activities:
Purchase of investments in debt securities and security-related receivables	(17,176)	(2,730,086)	(6,300,384)
Principal repayments from investments in debt securities and security-related receivables	30,158	50,110	38,746
Purchase of loans	(226,764)	(791,882)	(2,019,613)
Principal repayments from loans	217,224	420,331	83,638
Proceeds from sale of loans	79,961	567,243	85,119
Proceeds from sale of investments in debt securities and security-related receivables	17,522	998,639	42,933
Decrease in restricted cash and warehouse deposits	36,861	246,858	(349,113)
Cash obtained from Sunset upon acquisition	—	—	15,986

Net cash provided by (used in) investing activities	137,786	(1,238,787)	(8,402,688)
Financing activities:
Proceeds from repurchase agreements	—	191,696	3,235,588
Repayments of repurchase agreements	—	(3,215,965)	(515,850)
Proceeds from issuance of CDO notes payable	57,386	2,941,288	4,940,248
Repayments of CDO notes payable	(69,791)	(29,721)	(9,272)
Proceeds from issuance of trust preferred obligations	—	109,503	273,097
Proceeds from warehouse credit facilities	137,790	890,266	1,159,661
Repayments of warehouse credit facilities	(167,151)	(836,608)	(992,503)
Proceeds from issuance of recourse indebtedness	—	208,995	—
Repayment of recourse indebtedness	—	(40,000)	—
Repurchases of recourse indebtedness	(50,591)	—	—
Proceeds from issuance of securitized mortgage debt	—	1,014,600	—
Repayments of securitized mortgage debt	(115,832)	(55,540)	—
Proceeds from other derivative contracts	—	14,579	—
Repayments of other derivative contracts	(4,334)	(909)	—
Proceeds from cash flow hedges	—	6,356	13,540
Proceeds from issuance of preference shares of CDOs	—	18,452	106,071
Distributions to minority interest holders in CDOs	(12,259)	(21,750)	(6,357)
Purchase of minority interest preference shares	—	(12,878)	—
Payments for deferred debt issuance costs	—	(37,267)	(90,186)
Proceeds from issuance of common stock	—	72,000	357,248
Repurchase of common stock	(756)	(34,912)	—
Distributions paid to common stockholders	(49,524)	(51,828)	(26,098)

Net cash provided by (used in) financing activities	(275,062)	1,130,357	8,445,167

Net change in cash and cash equivalents	$5,859	$28,355	$51,820
Cash and cash equivalents at the beginning of the period	80,176	51,821	1

Cash and cash equivalents at the end of the period	$86,035	$80,176	$51,821

Supplemental cash flow information:
Cash paid for interest	$10,786	$28,884	$18,165
Cash paid for taxes	3,000	2,796	—
Stock issued to acquire net assets of Sunset Financial Resources, Inc.	—	—	89,392
Non-cash decrease in assets upon disposition of consolidated entity	313,950	59,865	—
Non-cash decrease in liabilities upon disposition of consolidated entity	313,950	73,527	—
Distributions payable	—	18,768	—
Transfer of loans held to maturity to real estate owned	18,566	9,283	—

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of December 31, 2008

(In Thousands, except share and per share amounts)

NOTE 1: THE COMPANY

Alesco Financial Trust (“the Company”) was organized as a Maryland real estate investment trust on October 25, 2005 and commenced operations on January 31, 2006. On January 31, 2006, February 2, 2006, and March 1, 2006, Alesco Financial Trust completed the sale of 11,107,570 common shares of beneficial interest at an offering price of $10.00 per share in a private offering. Alesco Financial Trust received proceeds from this offering of $102.4 million, net of placement fees and offering costs.

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

The Company is a specialty finance company that has historically invested in the following asset classes, subject to maintaining the Company’s status as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and its exemption from regulation under the Investment Company Act of 1940, as amended, or the Investment Company Act:

•

subordinated debt financings originated by the Company’s manager or third parties, primarily in the form of trust preferred securities, or TruPS, issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies;

•	leveraged loans made to small and mid-sized companies in a variety of industries, including the consumer products and manufacturing industries; and

•	mortgage loans, other real estate-related senior and subordinated debt securities, residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS.

The Company has historically financed investments in these target asset classes on a short-term basis with on and off-balance sheet warehouse facilities or other short-term financing arrangements and on a long-term basis with securitization vehicles, including collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”).

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

Restricted Cash

Restricted cash represents amounts held on deposit with investment banks as collateral for derivative contracts and proceeds from the issuance of CDO notes payable held by consolidated CDO securitization entities and cash held by trustees of CDO entities that is generated from earnings on the collateral assets and cash deposited with trustees of CDO entities that is restricted for the purpose of funding the CDO’s operations. As of December 31, 2008, the Company’s consolidated financial statements include $54.1 million of restricted cash and warehouse deposits. The $54.1 million is primarily restricted for the following purposes: $16.6 million at consolidated CDO entities to be used to acquire additional assets; and, $37.5 million of undistributed cash flow from operations at consolidated CDO entities.

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

The fair value of the Company’s financial instruments is generally based on observable market prices or inputs or derived from such prices or inputs, provided that such information is available. When quoted market prices are not available because certain financial instruments do not actively trade in the public markets, fair value is based on comparisons to similar instruments or from internal valuation models.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. The Company elected to apply the fair value option for its investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The Company has elected the fair value option for these instruments to enhance the transparency of its financial condition. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2008 due to the adoption of SFAS No. 159 was an increase to retained earnings of $1.1 billion. The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments were recorded as of January 1, 2008 (amounts in thousands):

Financial Instrument Description	Carrying Value at January 1, 2008 (Before Adoption of SFAS No. 159)	Transition Adjustment to Accumulated Deficit Increase/(Decrease)		Carrying Value at January 1, 2008 (After Adoption of SFAS No. 159)
Assets:
TruPS and subordinated debentures	$3,793,930	$(924,052	)(1)	$3,793,930
TruPS security-related receivables	740,342	(113,123)		627,219
MBS	2,091,007	(554,171	)(1)	2,091,007
Liabilities:
TruPS CDO notes payable	4,924,033	838,109	(2)	4,085,924
MBS CDO notes payable	3,852,838	1,804,175	(3)	2,048,662
TruPS obligations	382,600	79,005		303,595

Cumulative effect of the adoption		1,129,943
Minority interest allocation of cumulative adjustment		(22,737)

Cumulative effect of the adoption to accumulated deficit (4)		1,107,206
Adjustments related to other comprehensive loss		1,478,223

Cumulative effect of the adoption to stockholders’ equity		$2,585,429

(1)	Prior to January 1, 2008, TruPS and subordinated debentures and MBS were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive loss to beginning accumulated deficit.

(2)	Includes write-off of deferred issuance costs of $76.9 million.

(3)	Includes write-off of deferred issuance costs of $21.0 million.

(4)	Amount includes $1.9 million of a deferred tax asset recorded upon adoption of SFAS No. 159.

Investments

The Company invests primarily in TruPS and MBS debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted (“SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under SFAS No. 115, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments subsequent to the adoption of SFAS No. 157 is described above. The following relates to available-for-sale securities prior to the adoption of SFAS No. 157. Fair value of investments is based on quoted market prices from independent pricing sources, or when quoted market prices are not available because certain securities do not actively trade in the public markets, based on comparisons to similar instruments or from internal pricing models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions. Upon the sale of a security, the realized gain or loss is computed on a specific identification basis and is recorded as a component of earnings in the respective period.

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

Effective January 1, 2008, the Company is not classifying any of its investments as available-for-sale. As it relates to available-for-sale securities prior to the adoption of SFAS No. 159, the Company exercised judgment to determine whether an investment security had sustained an other-than-temporary decline in fair value. If the Company determined that an investment security had sustained an other-than-temporary decline in its fair value, the investment security was written down to its fair value by a charge to earnings, and the Company established a new cost basis for the investment. The Company’s evaluation of an other-than-temporary decline was dependent on specific facts and circumstances relating to the particular investment. Factors that the Company considered in determining whether an other-than-temporary decline in fair value had occurred included, but are not limited to: the estimated fair value of the investment in relation to its cost basis; the length of time the security had a decline in estimated fair value below its amortized cost; the financial condition of the related entity and industry events; changes in estimated cash flows from the investment; external credit ratings and recent downgrades of such credit ratings; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment. For MBS that are not of high credit quality at acquisition, the Company performed impairment analyses in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”). When adverse changes in estimated cash flows occur as a result of actual or expected prepayment and credit loss experience, an other-than-temporary impairment was deemed to have occurred. Accordingly, the security was written down to fair value, and the loss is recognized in current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.

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

An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as the Company believes that scheduled debt service payments may not be paid when contractually due or the loan becomes greater than 90 days delinquent. While on non-accrual status, interest income is recognized only upon actual receipt.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event the fair value increases, which is also recognized in the consolidated statement of operations.

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

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into the consolidated statement of income over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income. The Company had no instruments designated as hedges during the year ended December 31, 2008.

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

Goodwill

Goodwill on the Company’s consolidated balance sheet, if any, represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations.” Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized to expense but rather is analyzed for impairment. The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. During the year ended December 31, 2008, the Company determined that the $5.0 million of goodwill recorded on its balance sheet was impaired, and as a result the Company recorded a $5.0 million impairment loss in the statement of income. As of December 31, 2008, there is no goodwill or other intangible assets recorded on the Company’s balance sheet.

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

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. See Note 11 for the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings (loss) per common share (“EPS”) in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution of unvested restricted common stock, if they are not anti-dilutive. See Note 10 for earnings (loss) per common share computations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51”(“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. Management is currently evaluating the impact that this statement may have on its consolidated financial statements. The adoption of SFAS No. 160 is expected to result in a reclassification of amounts currently included within minority interests into the stockholders’ equity section of our consolidated balance sheets, a change to the presentation of minority interests within our consolidated statements of operations , and may prospectively impact the allocation of certain income statement amounts to the noncontrolling interest holder due to the ability of a noncontrolling interest holder to prospectively have a negative capital account.

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

In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be re-evaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s consolidated financial statements as the Company may be required to deconsolidate certain assets and liabilities due to the ongoing evaluation of its primary beneficiary status. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective for fiscal years that begin after November 15, 2009.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Assets and Liabilities at Fair Value as of December 31, 2008
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in TruPS and TruPS security-related receivables	$—	$—	$1,621,480	$1,621,480
MBS	—	—	458,270	458,270

Total Assets	$—	$—	$2,079,750	$2,079,750

Liabilities:
TruPS CDO notes payable	$—	$—	$1,314,037	$1,314,037
MBS CDO notes payable	—	—	333,553	333,553
TruPS obligations	—	—	120,409	120,409
Derivative instruments	—	266,134	850	266,984

Total Liabilities	$—	$266,134	$1,768,849	$2,034,983

The tables presented below summarize the change in asset and liability carrying values associated with Level 3 financial instruments during the year ended December 31, 2008 (amounts in thousands):

Assets	Investment in TruPS and TruPS Security-Related Receivables	MBS	Other Investments	Total
Balance at January 1, 2008	$4,421,149	$2,091,007	$3,712	$6,515,868
Net payments, purchases and sales	(3,575)	(348,249)	(1,630)	(353,454)
Net transfers in/(out)	—	—	—	—
Gains/(losses) recorded in income	(2,796,094)	(1,284,488)	(2,082)	(4,082,664)

Balance at December 31, 2008	$1,621,480	$458,270	$—	$2,079,750

Liabilities	TruPS CDO Notes Payable	MBS CDO Notes Payable	TruPS Obligations	Derivative Instruments	Total
Balance at January 1, 2008	$4,009,015	$2,027,682	$303,595	$—	$6,340,292
Net payments, purchases and sales	(35,185)	(325,229)	3,000	—	(357,414)
Net transfers in/(out)	—	—	—	—	—
(Gains)/losses recorded in income	(2,659,793)	(1,368,900)	(186,186)	850	(4,214,029)

Balance at December 31, 2008	$1,314,037	$333,553	$120,409	$850	$1,768,849

NOTE 4: INVESTMENTS IN SECURITIES

The following tables summarize the Company’s investments in debt securities as of December 31, 2008 and 2007:

Investment Description	Amortized Cost	Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Weighted- Average Years to Maturity
	(dollars in thousands)
December 31, 2008 (1):
TruPS and subordinated debentures and security-related receivables	$5,542,613	$(3,921,133)	$1,621,480	5.4%	27.4
MBS	2,035,566	(1,577,296)	458,270	3.0%	6.6

Total	$7,578,179	$(5,498,429)	$2,079,750	4.6%	21.7

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Weighted- Average Years to Maturity
	(dollars in thousands)
December 31, 2007:
TruPS and subordinated debentures	$4,802,113	$46,604	$(1,056,196)	$3,792,521	6.7%	28.4
MBS	2,646,588	2,078	(556,249)	2,092,417	5.5%	6.2
Other investments	3,712	—	—	3,712	—	8.3

Total	$7,452,413	$48,682	$(1,612,445)	$5,888,650	6.1%	18.3

(1)	Subsequent to the adoption of SFAS No. 159 on January 1, 2008, all of the Company’s investments in debt securities are classified as trading securities. Prior to January 1, 2008, all of the Company’s investments in debt securities were classified as available-for-sale.

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

The following table summarizes the Company’s investments in security-related receivables that were recorded at amortized cost as of December 31, 2007:

Investment Description	Amortized Cost	Weighted Average Coupon	Weighted- Average Years to Maturity	Estimated Fair Value
	(dollars in thousands)
December 31, 2007:
Security-related receivables	$740,341	7.3%	27.5	$625,369

The Company’s investments in security-related receivables represent securities owned by CDO entities that are collateralized by TruPS and subordinated debentures owned by a consolidated subsidiary where the transfers are accounted for as financings under SFAS No. 140. These transactions are accounted for as financings due to certain constraints that limit further pledging or exchanging of the assets and the continuing involvement of investment banks with each of these transactions. As of December 31, 2008, the Company’s consolidated financial statements included $390.8 million of security-related receivables held at fair value.

As of December 31, 2008, the aggregate principal amount of investments in the 35 TruPS investments that have defaulted or are currently deferring interest payments is $551.0 million, representing approximately 10.7% of the Company’s combined TruPS portfolio. As of December 31, 2008, the $250.5 million of defaulted securities, which includes securities issued by IndyMac Bancorp, have been completely written-off in the Company’s consolidated financial statements. For the year ended December 31, 2008, investment interest income is net of a $20.4 million reserve for interest income related to the $551.0 million of currently deferring or defaulted securities.

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

At December 31, 2008 approximately 68% of the Company’s investments in RMBS were rated below AAA. Additionally, 17% of RMBS have a weighted-average FICO score less than 625 (generally considered to be subprime).

Proceeds from the sales of investments were $17.5 million and $998.6 million for the year ended December 31, 2008 and 2007, respectively. The Company utilized a significant portion of the proceeds to pay down short-term financing related to these investments during the year ended December 31, 2007. Included within loss on the sale of assets in the consolidated statements of income (loss) are gross realized losses of $3.0 million and $13.6 million during the year ended December 31, 2008 and 2007, respectively. For purposes of determining realized losses, the cost of securities sold is based on specific identification.

As previously disclosed, we received written notice from the trustees of Kleros Real Estate I, II, III, and IV that each CDO experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation will be used to repay the controlling class debtholder. As of the current date, the controlling class debtholders of Kleros Real Estate I, II and IV have not exercised their rights to liquidate any of the CDOs. As previously disclosed, Kleros Real Estate III was liquidated in June 2008. Upon the commencement of the liquidation process the Company determined that it was no longer the primary beneficiary of Kleros Real Estate III, and in accordance with FIN 46(R) deconsolidated the Kleros Real Estate III entity from its consolidated financial statements in June 2008. Since the Company is not receiving any cash flow from its investments in any of the Kleros Real Estate CDOs, the events of default described above do not have any further impact on the Company’s cash flows. However, the assets of the Kleros Real Estate I, II and IV CDOs and the income they generate for tax purposes are a component of the Company’s REIT qualifying assets and income. If more than one of the three remaining Kleros Real Estate CDOs is liquidated, the Company may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If the Company is not able to invest in sufficient other REIT qualifying assets, its ability to qualify as a REIT could be materially adversely affected.

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

NOTE 5: LOANS

Loans accounted for as held for investment are recorded at amortized cost. Loans accounted for as held for sale are carried at fair value, with changes in fair value recorded in the net change in fair value of investments in debt securities and loans and non-recourse indebtedness. The following table summarizes our investments in loans as of December 31, 2008 (dollars in thousands):

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Unrealized Gain (loss)	Carrying Amount	Number of Loans	Weighted- Average Interest Rate	Weighted- Average Contractual Maturity Date
December 31, 2008:
5/1 Adjustable rate residential mortgages	$609,994	$6,735	$—	$616,729	1,487	6.3%	July 2036
7/1 Adjustable rate residential mortgages	211,287	3,414	—	214,701	488	6.6%	Dec 2036
10/1 Adjustable rate residential mortgages	68,786	1,275	—	70,061	186	6.8%	Sept 2036
Commercial loan (1)	7,464	—	—	7,464	1	21.0%	—
Leveraged loans (2)	891,204	(9,946)	(100,989)	780,269	438	6.5%	Apr 2013

Total	$1,788,735	$1,478	$(100,989)	$1,689,224	2,600	6.4%

December 31, 2007:
5/1 Adjustable rate residential mortgages	$705,442	$6,706	$—	$712,148	1,684	6.4%	July 2036
7/1 Adjustable rate residential mortgages	251,095	3,575	—	254,670	571	6.6%	Dec 2036
10/1 Adjustable rate residential mortgages	79,030	1,347	—	80,377	207	6.8%	Sept 2036
Commercial loan (1)	7,332	—	—	7,332	1	21.0%	Jan 2006
Leveraged loans	838,300	(1,347)	—	836,953	388	8.7%	Feb 2013

Total	$1,881,199	$10,281	$—	$1,891,480	2,851	7.4%

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

(2)	Includes approximately $63.6 million of leveraged loans classified as held for sale as of December 31, 2008.

As of December 31, 2008, the Company has transferred all of the leveraged loans included in its warehouse facility with a third party to the held for sale category and as a result recorded an unrealized loss of $101.0 million on the leveraged loans included in the warehouse facility. During the fourth quarter of 2008, the Company determined that it no longer had the intent to hold these particular loans to maturity or for the foreseeable future. The warehouse facility that provides short-term financing for approximately $164.8 million of par value of leveraged loans is scheduled to mature in May 2009. Prior to the May 2009 maturity date, the Company does not expect that the warehouse lender will offer us favorable refinancing terms or the ability to extend the warehouse facility. If the securitization markets remain effectively closed through the May 2009 maturity date, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $39.0 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

The Company has the positive intent and ability to hold its loan portfolio, except the leveraged loans included in the warehouse described above, until maturity or at least for the foreseeable future. The held for investment portion of our portfolio is financed on a long term basis through securitization vehicles.

The estimated fair value of the Company’s residential mortgages was $417.1 million and $1.0 billion as of December 31, 2008 and 2007, respectively. The estimated fair value of the Company’s leveraged loans was $398.4 million and $798.9 million as of December 31, 2008 and 2007, respectively.

The Company maintains an allowance for loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, which considers historical and industry loss experience, economic conditions and trends, estimated fair values and the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). As of December 31, 2008 and 2007, the Company maintained an allowance for loan losses of $68.4 million and $18.1 million, respectively. As of December 31, 2008 and 2007, the Company has placed $82.3 million and $22.3 million of residential mortgage loans on non-accrual status, respectively.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
December 31, 2008:
30 to 60 days	145	$58,742
61 to 90 days	48	21,182
Greater than 90 days	209	82,328

Total	402	$162,252

December 31, 2007:
30 to 60 days	95	$38,551
61 to 90 days	18	6,351
Greater than 90 days	52	22,345

Total	165	$67,247

As of December 31, 2008, the Company had 209 loans that were either greater than 90 days past due or in foreclosure and placed on non-accrual status. During the year ended December 31, 2008, the Company did not recognize approximately $1.8 million of interest income for loans that were either in non-accrual status or classified as REO.

As of December 31, 2008, the Company had foreclosed on 53 residential mortgage loans with a fair value of $14.3 million which is classified as real estate owned (REO). The Company records REO property at fair value within other assets in its consolidated balance sheet. During the year ended December 31, 2008, the Company recorded a charge-off of $8.0 million as a result of foreclosing on these properties.

During the year ended December 31, 2008, the Company sold approximately $5.7 million of delinquent securitized mortgages at realized losses of $1.6 million. During the year ended December 31, 2007, the Company sold approximately $516.2 million of adjustable rate residential mortgages at realized losses of $2.0 million. In connection with the sale of the assets and repayment of related financings, the Company terminated a portion of certain interest rate swap contracts and recorded realized gains of $3.5 million in earnings during the year ended December 31, 2007.

As of December 31, 2008 and 2007, approximately $888.0 million and $1.0 billion, respectively, of the carrying value of the Company’s residential mortgages was pledged as collateral for securitized mortgage debt. In addition, substantially all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CLO notes payable.

As of December 31, 2008 and 2007, 47.0% and 46.5%, respectively, of the carrying value of the Company’s investment in residential mortgages was concentrated in residential mortgages collateralized by property in California.

NOTE 6: INDEBTEDNESS

The following table summarizes the Company’s total indebtedness (includes recourse and non-recourse indebtedness):

Description	Amortized Cost	Net Change in Fair Value (2)	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Weighted- Average Contractual Maturity	Estimated Fair Value
	(dollars in thousands)
December 31, 2008:
Non-recourse indebtedness:
Trust preferred obligations	$385,600	$(265,191)	$120,409	2.9% to 8.7%	4.8%	Oct 2036	$120,409
Securitized mortgage debt	844,764	—	844,764	5.0% to 6.0%	5.7%	Dec 2046	425,032
CDO notes payable (1)	8,449,072	(6,106,152)	2,342,920	2.1% to 9.5%	3.3%	Apr 2039	1,995,448
Warehouse credit facilities	126,623	—	126,623	3.8%	3.8%	May 2009	64,660

Total non-recourse indebtedness	$9,806,059	$(6,371,343)	$3,434,716

Recourse indebtedness:
Junior subordinated debentures	$49,614	$—	$49,614	7.9% to 9.5%	8.8%	Aug 2036	$28,560
Contingent convertible debt	28,650	—	28,650	7.6%	7.6%	May 2027	18,623

Total recourse indebtedness	$78,264	$—	$78,264

Total indebtedness	$9,884,323	$(6,371,343)	$3,512,980

December 31, 2007:
Non-recourse indebtedness:
Trust preferred obligations	$382,600	$—	$382,600	5.9% to 9.0%	6.7%	July 2035	$300,296
Securitized mortgage debt	959,558	—	959,558	5.0% to 6.0%	5.7%	Dec 2046	958,643
CDO notes payable	9,409,027	—	9,409,027	5.1% to 6.1%	5.6%	Mar 2040	6,522,197
Warehouse credit facilities	155,984	—	155,984	5.1% to 5.3%	5.2%	Mar 2008	154,331

Total non-recourse indebtedness	$10,907,169	$—	$10,907,169

Recourse indebtedness:
Junior subordinated debentures	$49,614	$—	$49,614	9.4%	9.4%	Aug 2036	$37,211
Contingent convertible debt	140,000	—	140,000	7.6%	7.6%	May 2027	96,250

Total recourse indebtedness	$189,614	$—	$189,614

Total indebtedness	$11,096,783	$—	$11,096,783

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation. Carrying amount includes $1.6 billion of liabilities at fair value.

(2)	Amounts reflect adjustment to fair value for those debt obligations elected to be recorded at fair value under SFAS No. 159.

Recourse indebtedness refers to indebtedness that is recourse to the general assets of the Company. As indicated in the table above, the Company’s consolidated financial statements include recourse indebtedness of $78.3 million and $189.6 million, respectively, as of December 31, 2008 and 2007. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs, CLOs and other securitization vehicles) which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to the general credit of the Company. As of December 31, 2008, the Company’s maximum exposure to economic loss as a result of its involvement with each VIE is the $460.9 million of capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

(a) Repurchase agreements

As of December 31, 2008, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

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

(d) Warehouse Credit Facilities

As of December 31, 2008, the Company’s consolidated financial statements included $126.6 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to an on-balance sheet warehouse facility entered into by a subsidiary of the Company with the intention of financing the acquisition of leveraged loans on a short-term basis until longer-term financing is available. Despite the fact that the Company recorded an unrealized loss of $101.0 million on the leveraged loans included in the warehouse facility, the Company’s maximum economic exposure to loss on the warehouse credit facility is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangement. As of December 31, 2008, the Company has invested $39.0 million of capital in this financing arrangement, which provides for $200 million of total borrowing capacity and bears interest of 125 basis points over the daily commercial paper rate and matures in May 2009. Prior to the May 2009 maturity date, the Company does not expect that the warehouse lender will offer us favorable refinancing terms or the ability to extend the warehouse facility. If the securitization markets remain effectively closed through the May 2009 maturity date, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $39.0 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

(e) Securitized Mortgage Debt

On June 29, 2007, the Company completed an on-balance sheet, term-secured financing of approximately $1.1 billion of residential mortgage loans. Upon the closing of this securitization transaction, the Company is no longer financing any residential mortgage loans with short-term repurchase agreement financing. In connection with this securitization, the Company entered into a Mortgage Loan Purchase Agreement, dated as of June 29, 2007 (the “MLPA”), with Structured Asset Mortgage Investments II, Inc. (the “Depositor”), a wholly-owned subsidiary of The Bear Stearns Companies Inc. Pursuant to the MLPA, the Company transferred 2,572 conventional, first lien mortgage loans secured primarily by one- to four-family residential properties and individual condominium units (collectively, the “Mortgage Loans”) to the Depositor.

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

(f) Recourse Indebtedness

Contingent Convertible Senior Notes

On May 15, 2007 and June 13, 2007, the Company sold $140 million aggregate principal amount of contingent convertible senior notes. The notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsubordinated, unsecured indebtedness. The notes are subordinated in right of payment to the Company’s existing and future secured indebtedness to the extent of such security, and structurally subordinated to any liabilities and other indebtedness of the Company’s subsidiaries. The notes bear interest at an annual rate of 7.625%. The notes mature on May 15, 2027.

During the year ended December 31, 2008, the Company repurchased and retired $111.4 million par value of its outstanding convertible debt securities for $50.6 million. The Company realized a gain of $58.0 million on these transactions, net of a $2.7 million write-off of related deferred costs. As of the date of this filing, $28.7 million principal amount of the Company’s contingent convertible debt securities remains outstanding. The holders of the Company’s remaining $28.7 million aggregate principal amount of convertible debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, the Company’s common stock ceases to be listed on the NYSE, another established national securities exchange or an automated over-the-counter trading market in the United States. See Note 13 for further discussion.

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

The table below summarizes the Company’s contractual obligations (excluding interest) under borrowing agreements as of December 31, 2008 (amounts in thousands):

	Total Notional	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-recourse obligations:
Trust preferred obligations	$385,600	$—	$—	$—	$385,600
Securitized mortgage debt	844,764	—	—	—	844,764
CDO notes payable	8,449,072	—	—	—	8,449,072
Warehouse credit facilities	126,623	126,623	—	—	—
Commitments to purchase securities and loans (a)	23,637	23,637	—	—	—

Total non-recourse obligations	9,829,696	150,260	—	—	9,679,436
Recourse:
Junior subordinated notes	49,614	—	—	—	49,614
Contingent convertible debt	28,650	—	—	—	28,650

Total recourse obligations	78,264	—	—	—	78,264

Total	$9,907,960	$150,260	$—	$—	$9,757,700

(a)	Amounts reflect our consolidated CDOs’ requirement to purchase additional collateral in order to complete the ramp-up collateral balances. Of this amount, $16.6 million has been advanced through CDO notes payable and is included in our restricted cash on our consolidated balance sheet as of December 31, 2008.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the Company’s derivative instruments (amounts in thousands):

	As of December 31, 2008		As of December 31, 2007
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate swaps	$1,815,359	$(266,033)	$1,989,109	$(122,921)
Basis swaps	385,000	(101)	385,000	(395)
Credit default swaps	—	—	95,920	67,030
Free-standing derivative	8,750	(850)	8,750	—

Net fair value	$2,209,109	$(266,984)	$2,478,779	$(56,286)

The following table summarizes by derivative instrument type the effect on income for the following periods (amounts in thousands):

	For the year ended December 31, 2008		For the year ended December 31, 2007		For the period from January 31, 2006 through December 31, 2006
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivative – Gains (Losses)
Interest rate swaps	$(6,921)	$(250,590)	$1,988	$(6,285)	$7,700	$1,514
Basis swaps	—	(836)	—	609	—	139
Free-standing derivative	—	(850)	—	106	—	2,127
Credit default swaps	—	17,115	—	84,279	—	—

Net change in fair value of derivative contracts	$(6,921)	$(235,161)	$1,988	$78,709	$7,700	$3,780

During the year ended December 31, 2008, the change in fair value of derivative contracts included the impact of the reclassification to the income statement of $48.6 million of cash flow hedge losses that were previously recorded in accumulated other comprehensive loss. The reclassifications resulted from the Company’s determination that the forecasted transactions that the instruments hedge are no longer probable of occurring due to the likelihood of or actual liquidation of our Kleros Real Estate I, II, III and IV portfolios.

Cash Flow Hedges

The Company has entered into various interest rate swap contracts to hedge interest rate exposure relating to CDO notes payable and warehouse credit facilities that are used to finance investments in our target asset classes.

Prior to January 1, 2008, the Company designated interest rate swap contracts as cash flow hedges at inception and determined at each reporting period whether or not the interest rate swap contracts are highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Certain of the

Company’s interest rate swap contracts were not designated as interest rate hedges at inception, therefore the change in fair value during the period in which the interest rate swap contracts were not designated as hedges was recorded as an unrealized gain (loss) on interest rate swap contracts in the consolidated statements of income (loss). Effective January 1, 2008, we adopted the fair value option under SFAS No. 159 for our TruPS and MBS CDO notes payable and therefore, have discontinued hedge accounting for all of the interest rate swaps associated with those transactions.

As of December 31, 2008, the maximum length of time over which the Company was hedging its exposure to the variability of future cash flows for forecasted transactions is approximately 9 years. Based on amounts included in the accumulated other comprehensive loss as of December 31, 2008 from designated interest rate swaps, the Company expects to recognize a decrease of $3.0 million in interest expense over the next twelve months.

Credit Default Swaps

During June 2008, the Company sold the subsidiary that owned $87.5 million notional value of CDS positions for $70.4 million in proceeds. Following the June 2008 sale, the Company no longer holds any investments in CDS.

Free-Standing Derivative

During October 2007, a subsidiary of the Company, entered into a derivative arrangement with a third party. Under the agreement, the Company is obligated to make payments to the third party in the event that the Class A-1 Notes of Alesco Preferred Funding XIV, Ltd. (Alesco XIV CDO) fails to: (1) make scheduled principal or interest payments on its $430,000,000 senior secured notes due in 2037; and (2) the debt issued by a particular insurance issuer that collateralizes Alesco XIV defaults. The notional amount of the contract is $8.8 million. The Company is also subject to margin requirements in the event that the Class A-1 Notes of the Alesco XIV CDO are downgraded below AAA. Subsequent to December 31, 2008, the Class A-1 Notes of the Alesco XIV CDO were downgraded to “A+” and as a result the Company will be required to post approximately $2.2 million of margin collateral. The maximum amount of the margin exposure is equal to the notional amount of the contract and the amount of required margin varies based upon the Company’s outstanding stockholders’ equity balance and the rating level assigned to the Alesco XIV Class A-1 Notes.

NOTE 8: MINORITY INTERESTS

Minority interests represent the interests of third-party investors in the CDO entities consolidated by the Company. The following summarizes the Company’s minority interest activity for the year ended December 31, 2008 and 2007, respectively:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Beginning balance	$19,543	$98,598
Cumulative effect adjustment upon FAS 159 adoption	22,737	—
Minority investments	—	23,145
Minority interests share of income	10,479	19,734
Accumulated other comprehensive income (loss) allocation	2,548	(87,306)
Acquisition of additional CDO investment	—	(12,878)
Distributions	(12,259)	(21,750)

Ending balance	$43,048	$19,543

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

The following table summarizes restricted common stock activity during the following periods:

	Officers and Key Employees	Directors	Total
Unvested shares as of January 31, 2006	—	—	—
Issued	382,066	37,800	419,866
Vested	—	—	—
Forfeited	(226,409)	—	(226,409)

Unvested shares as of December 31, 2006	155,657	37,800	193,457
Issued	1,404,961	52,500	1,457,461
Vested	(388,734)	(33,950)	(422,684)
Forfeited	—	—	—

Unvested shares as of December 31, 2007	1,171,884	56,350	1,228,234
Issued	259,500	145,940	405,440
Vested	(553,688)	(54,424)	(608,112)
Forfeited	(39,752)	—	(39,752)

Unvested shares as of December 31, 2008	837,944	147,866	985,810

The shares of restricted common stock granted to the directors were valued using the fair market value at the time of grant, which was $2.40 and $9.52 per share, for the shares of restricted common stock granted in 2008 and 2007, respectively. Pursuant to EITF 96-18, the Company is required to value any earned and unvested shares of restricted common stock granted to the officers and key employees of Cohen at the market price on each reporting date. The Company valued the unvested restricted common stock at $0.44 and $3.28 per share at December 31, 2008 and December 31, 2007, respectively.

Stock-based compensation expense relating to awards to directors was $0.4 million, $0.2 million and $0.1 million during the years ended December 31, 2008 and 2007, and the period from January 31, 2006 through December 31, 2006, respectively. Stock-based compensation expense relating to awards to officers and key employees of the Manager and Cohen during the years ended December 31, 2008 and 2007, and the period from January 31, 2006 through December 31, 2006 was $0.9 million, $1.8 million and $0.8 million, respectively. There was $0.8 million, $4.1 million and $1.1 million of total unrecognized compensation costs related to unvested restricted common stock granted as of December 31, 2008, 2007 and 2006, respectively. The restricted common stock awards typically vest quarterly on a straight-line basis over a three-year term, assuming the recipient is continuing in service to the Company at such date.

NOTE 10: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the following periods (dollars in thousands, except per share data):

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period from January 31, 2006 through December 31,2006
Net income (loss)	$(144,721)	$(1,261,320)	$22,031

Weighted-average common shares outstanding—Basic	59,470,943	56,098,672	14,924,342
Unvested restricted common shares under the treasury stock method	—	—	—

Weighted-average shares outstanding—Diluted	59,470,943	56,098,672	14,924,342

Earnings (loss) per share—Basic	$(2.43)	$(22.48)	$1.48

Earnings (loss) per share—Diluted	$(2.43)	$(22.48)	$1.48

Anti-dilutive shares	165,427	828,639	30,507

Shares of vested restricted common stock are included in basic weighted-average common shares and shares of unvested restricted common stock are included in the diluted weighted-average shares under the treasury stock method, unless anti-dilutive.

NOTE 11: MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Company’s Chairman of the Board and other officers serve as executive officers of Cohen, of which the Manager is an affiliate. The Manager handles the Company’s day-to-day operations, provides the Company with office facilities, and administers the Company’s business activities through the resources of Cohen. The Management Agreement was executed on January 31, 2006 between the Manager and Alesco Financial Trust and, upon the closing of the merger on October 6, 2006, the Company assumed the Management Agreement. The initial term expired on December 31, 2008 and was renewed for an additional one year term. The Management Agreement will continue to be automatically renewed for a one-year term on each anniversary date thereafter unless two-thirds of the independent directors or the holders of at least a majority of the outstanding shares of common stock vote not to automatically renew the Management Agreement.

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

During the years ended December 31, 2008 and 2007, and the period from January 31, 2006 through December 31, 2006, the Company incurred total base and incentive management fees, net of asset management fee credits of $2.7 million, $0 and $0.8 million, respectively. The Company recognized stock-based compensation expense of $0.9 million, $1.8 million and $0.8 million related to restricted common stock granted to the officers of the Company and key employees of the Manager and Cohen during the years ended December 31, 2008 and 2007, and the period from January 31, 2006 through December 31, 2006, respectively.

During the years ended December 31, 2008 and 2007, and the period from January 31, 2006 through December 31, 2006, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen of $16.0 million, $15.5 million and $4.4 million, respectively. During the same periods, Cohen earned origination, structuring and placement fees of $1.1 million, $19.3 million and $34 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen received $0.7 million, $13.3 million and $10.5 million, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

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

NOTE 12: INCOME TAXES

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To maintain qualification as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to shareholders. The Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates, and it will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and cash available for distributions to shareholders. However, the Company believes that it will be organized and operated in such a manner as to continue to qualify for treatment as a REIT. The Company may be subject to certain state and local taxes.

The components of the provision (benefit) for income taxes as it relates to the Company’s taxable income are as follows:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the period from January 31, 2006 through December 31, 2006
Current income tax provision (benefit):
Federal	$(4,312)	$3,599	$659
State	—	(18)	163

Total current provision	(4,312)	3,581	822

Deferred income tax benefit:
Federal	(21,877)	(1,253)	(48)
State	—	—	(8)

Total deferred benefit	(21,877)	(1,253)	(56)

Total provision (benefit)	$(26,189)	$2,328	$766

A reconciliation of statutory income tax provision (benefit) to the effective income tax provision (benefit) is as follows:

	Year Ended December 31,
	2008		2007		2006
	Tax	Rate	Tax	Rate	Tax	Rate
	(In thousands)		(In thousands)		(In thousands)
Pretax income (loss) at statutory income tax rate	$(59,818)	35.00%	$(440,647)	35.00%	$7,979	35.00%
Non-taxable loss (income) at statutory income tax rate	20,088	(11.75)%	442,993	(35.19)%	(7,368)	(32.32)%
State & local taxes, net of federal provision	—	0.00%	(18)	0.00%	155	0.68%
Valuation Allowance	13,541	(7.92)%	—	—	—	—

Total income tax provision	$(26,189)	15.33%	$2,328	(0.19)%	$766	3.36%

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in the Company’s income on a current basis, whether or not distributed. Upon distribution of any previously included income to the Company, no incremental U.S. federal, state, or local income taxes would be payable by the Company. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities during the year ended December 31, 2008 or 2007 or for the period from January 31, 2006 through December 31, 2006.

The components of the deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
	(In thousands)
Deferred tax assets:
Provision for loan losses	$—	$194
Net operating loss carryforward	38,577	1,115
Other	—	—

Gross deferred tax asset	38,577	1,309
Valuation allowance	(13,541)	—

Net deferred tax asset	$25,036	$1,309

During the year ended December 31, 2008, the Company recorded a valuation allowance of $13.5 million related to the Company’s inability to utilize certain federal net operating losses.

The Company’s domestic TRSs had federal net operating loss carryforwards for which a deferred tax asset of $38.6 million and $1.1 million was recorded as of December 31, 2008 and 2007, respectively. These carryforwards are subject to annual limitations and will expire in 2028. The Company believes that the realization of the recognized net deferred tax asset of $25.0 million (after valuation allowance) is more likely than not based on expectations as to future taxable income in the jurisdictions in which it operates.

In addition, the Company (excluding the domestic TRSs) has capital loss carryforwards of approximately $10.6 million, which expire in the tax year ending December 31, 2011, and net operating loss carryforwards of approximately $42.6 million, which expire in the tax year ending December 31, 2028. The Company has not recorded a tax benefit as of December 31, 2008 on either the capital loss carryforwards or the net operating loss carryforwards as the Company is not subject to U.S. federal income tax as long as the Company maintains its qualification to be taxed as a REIT.

NOTE 13: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

The leveraged loan CLO vehicles consolidated by the Company are committed to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the CDO vehicle to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of December 31, 2008 and 2007, the consolidated CLO vehicles had committed to participate in funding approximately $0 and $5.0 million of leveraged loans, respectively. The CLO vehicles will use amounts currently included in restricted cash to fund these purchases.

As of December 31, 2008 and 2007, the consolidated CDO entities have requirements to purchase $23.6 million and $107.2 million of additional collateral assets, respectively, in order to complete the accumulation of the required amount of collateral assets. Of this amount, $16.6 million and $47.6 million has already been advanced to consolidated CDOs through CDO notes payable and is included within restricted cash on the consolidated balance sheet as of December 31, 2008 and December 31, 2007, respectively.

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

NYSE Continued Listing Standards

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse split of its common stock. The Company’s common stock remains listed on the NYSE under the symbol “AFN.” The NYSE’s continued listing standards also require that the Company’s average market capitalization be at least $25 million over any 30 consecutive trading day period and that it maintain its REIT status. On February 26, 2009, the NYSE submitted to the SEC an immediately effective rule filing which suspends the NYSE’s $1 minimum price requirement on a temporary basis, initially through June 30, 2009. Further, the filing also extends until the same date the NYSE’s current easing of the average global market capitalization standard from $25 million to $15 million. In addition to being delisted due to the Company’s failure to comply with any of these continued listing standards, it will also likely be delisted if it fails to meet any other of the NYSE’s listing standards.

NOTE 14: SUBSEQUENT EVENTS

Proposed Merger with Cohen & Company

On February 20, 2009, the Company signed a definitive merger agreement with Cohen & Company, the parent of its manager. The Company’s Board of Directors and Cohen’s Board of Managers have each unanimously approved the transaction. Cohen will merge with a subsidiary of the Company and will survive the merger as a subsidiary of the Company. In the merger, (i) members who own Class A units of membership interests and Class B units of membership interests in Cohen will have the option to exchange each of their membership units in Cohen for either 0.57372 shares of the Company’s common stock or 0.57372 replacement units of membership interest in Cohen and (ii) Daniel G. Cohen, who owns Class C units of membership interest in Cohen, will be entitled to receive one share of our Series A Voting Convertible Preferred Stock, par value $0.001 per share, which is referred to herein as the Series A share. The Series A share will have no economic rights but will entitle the holder thereof to elect one-third of our board of directors. In 2010, the holder of the Series A share may convert the Series A share into our Series B Voting Non-Convertible Preferred Stock, par value $0.001 per share, which will have no economic rights but will entitle such holder to vote together with our stockholders on all matters presented to our stockholders and to exercise approximately 31.5% of the voting power of our common stock. The replacement units of membership interests in Cohen may be exchanged into an equivalent number of our common stock at any time in the future. Holders of the Company’s common stock will continue to hold their shares of the Company. It is currently expected that the Company’s current shareholders will own 62.4% of the Company’s shares of common stock immediately after the merger and former unit holders of Cohen will hold the balance; however, the actual percentages will not be known until members of Cohen have made their elections to receive the Company’s common stock or replacement units of Cohen. If all Cohen membership interests were to be converted into the Company’s common stock shares, the Company’s current shareholders would own 38.5%, and former Cohen members would own 61.5%, of the combined company. Cohen will be treated as the acquirer for accounting purposes.

The proposed merger, which is expected to close during the second half of 2009, is subject to a number of closing conditions, including the receipt of third party consents and other conditions set forth in the definitive merger agreement. In addition, the merger is subject to approval by the affirmative vote of a majority of the votes cast by holders of the Company’s common stock, provided that the number of votes cast on the matter is over 50% of the votes entitled to be cast on the proposal.

Sale of Emporia Collateral Management Agreements

On February 27, 2009, Cohen sold each of the Emporia I, II and III collateral management contracts (the Company has equity interests in Emporia II and III) to an unrelated third party. The sale of the collateral management contracts results in a servicer default within our leveraged loan warehouse facility and therefore, the terms of the warehouse facility require that all principal and interest proceeds be utilized to amortize the warehouse lender’s outstanding debt balance. The leveraged loan warehouse facility was scheduled to terminate in May 2009. The sale of the Emporia II and III collateral management contracts required the Company’s consent. In consideration for the Company’s consent to enter into such transaction, Cohen and the Company entered into an arrangement that requires Cohen to pay $3 million to the Company. The purpose of the payment is to compensate the Company for amounts that it would have otherwise received had the servicer default not occurred within the leveraged loan warehouse agreement. Additionally, Cohen and the Company agreed that the Company shall be permitted to continue to offset the monthly base management fee and the quarterly incentive fee by the Company’s proportionate share of the collateral management fees paid in Emporia II and III. In the event that our proposed merger with Cohen is consummated, Cohen shall not be obligated to pay such amount to the Company. If the merger agreement with Cohen is terminated, such amount shall be paid by Cohen to the Company within 10 business days of the termination date.

NOTE 15: QUARTERLY FINANCIAL DATA

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations:

	For the Three Months Ended
	Mar 31 (Unaudited)	June 30 (Unaudited)	September 30 (Unaudited)	December 31 (Unaudited)
2008:
Net investment income (loss)	$25,592	$26,475	$14,867	$(13,834)
Net income (loss)	$84,886	$(81,204)	$64,053	$(212,456)
Total earnings (loss) per share—Basic	$1.43	$(1.36)	$1.07	$(3.60)
Total earnings (loss) per share—Diluted	$1.43	$(1.36)	$1.07	$(3.60)

	For the Three Months Ended
	Mar 31 (Unaudited)	June 30 (Unaudited)	September 30 (Unaudited)	December 31 (Unaudited)
2007:
Net investment income	$16,840	$18,915	$21,800	$26,048
Net income (loss)	$11,778	$(47,217)	$(496,604)	$(729,277)
Total earnings (loss) per share—Basic	$0.22	$(0.86)	$(8.36)	$(12.31)
Total earnings (loss) per share—Diluted	$0.21	$(0.86)	$(8.36)	$(12.31)

Alesco Financial Inc.

Schedule II

Valuation and Qualifying Accounts

(Dollars in thousands)

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
For the year ended December 31, 2008	$18,080	$61,107	$(10,759)	$68,428
For the year ended December 31, 2007	$2,130	$16,218	$(268)	$18,080
For the period from January 31, 2006 through December 31, 2006	$—	$2,130	$—	$2,130

Alesco Financial Inc.

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2008

(dollars in thousands)

(1)	Summary of Residential Mortgage Loans on Real Estate:

Description of mortgages
Residential mortgages (c)	Number of Loans	Interest Rate		Maturity Date		Original Principal		Carrying Amount of
		Lowest	Highest	Lowest	Highest	Lowest	Highest	Mortgages (a)
5/1 Adjustable Rate
2-4 Family	35	4.1%	7.4%	6/1/2035	11/1/2036	$11	$1,500	$15,132
Condominium	211	3.5%	7.8%	2/1/2035	9/1/2046	86	1,067	72,860
PUD	400	4.3%	8.0%	4/1/2035	10/1/2046	108	2,860	161,019
Single Family	841	4.0%	7.8%	11/1/2033	11/1/2046	58	2,097	367,718

Subtotal	1,487							$616,729

7/1 Adjustable Rate
2-4 Family	27	6.0%	7.9%	7/1/2036	10/1/2046	$166	$1,500	$12,645
Condominium	69	5.4%	7.8%	3/1/2036	11/1/2036	94	759	20,053
PUD	90	5.4%	7.9%	2/1/2036	11/1/2046	59	1,480	43,378
Single Family	302	5.0%	7.9%	2/1/2036	10/1/2046	90	1,500	138,625

Subtotal	488							$214,701

10/1 Adjustable Rate
2-4 Family	22	6.5%	7.3%	9/1/2036	10/1/2036	$95	$932	$9,018
Condominium	52	5.9%	7.8%	8/1/2036	11/1/2036	67	912	14,434
PUD	2	6.5%	7.0%	9/1/2036	9/1/2036	129	154	288
Single Family	110	5.8%	7.6%	7/1/2036	11/1/2036	51	1,950	46,321

Subtotal	186							$70,061

Total residential mortgages	2,161							$901,491

(a)	Reconciliation of carrying amount of residential mortgages:

For the year ended December 31, 2008
Balance, beginning of period	$1,047,195
Deductions during period:
Collections of principal	(106,546)
Net premium amortization	(204)
Transfer to REO	(33,209)
Sale of loans	(5,745)

Balance, end of period :	$901,491

(b)	Summary of Residential Mortgages by Geographic Location (dollars in thousands):

	Number of Loans	Minimum Coupon	Maximum Coupon	Minimum Carrying Amount	Maximum Carrying Amount	Total Carrying Amount
CA	844	3.5%	7.9%	$77	$2,125	$423,737
FL	190	4.4%	7.6%	79	2,898	72,357
AZ	173	4.3%	8.0%	90	1,515	49,272
NV	130	5.3%	7.5%	102	1,016	43,493
WA	132	4.8%	7.4%	114	1,022	45,595
VA	90	4.8%	7.9%	150	1,004	39,967
CO	74	4.0%	7.5%	68	1,222	23,777
OR	51	4.8%	7.5%	108	1,319	15,270
MD	47	4.9%	7.1%	74	962	18,624
IL	46	4.6%	7.5%	78	1,383	17,130
MN	35	4.4%	7.5%	110	753	9,678
NJ	31	4.1%	7.5%	102	1,555	17,462
NY	29	4.9%	7.3%	255	925	15,394
NC	28	4.9%	7.4%	64	1,017	9,916
GA	26	4.4%	7.1%	94	1,013	9,339
UT	24	5.8%	7.8%	93	1,824	8,664
MA	24	4.6%	7.9%	12	973	11,821
TX	22	4.6%	7.6%	28	1,013	7,347
ID	17	5.4%	7.3%	85	892	5,052
SC	14	5.9%	7.0%	119	1,641	7,458
PA	14	5.9%	7.8%	111	1,538	6,211
MO	13	6.1%	7.3%	60	1,358	5,721
WI	12	4.9%	7.5%	109	603	2,867
MI	8	5.9%	7.8%	96	811	2,419
HI	9	5.9%	7.1%	258	1,867	5,699
CT	9	4.8%	7.8%	176	702	3,678
DC	8	5.5%	7.1%	151	1,518	3,581
NM	6	6.3%	7.1%	136	226	1,066
MT	6	4.8%	7.0%	160	993	2,825
DE	6	5.1%	7.1%	228	633	2,872
AL	6	6.3%	7.3%	149	648	2,456
NE	5	6.0%	7.0%	126	270	938
TN	4	6.3%	7.0%	74	790	1,242
OH	4	5.9%	6.9%	101	528	1,300
WV	3	4.6%	6.9%	293	334	927
IA	3	5.9%	6.3%	59	104	266
VT	2	6.1%	6.6%	648	1,050	1,698
SD	2	6.5%	7.4%	51	112	164
RI	2	5.4%	6.4%	275	445	720
KY	2	6.6%	6.9%	167	492	660
KS	2	5.5%	6.9%	240	617	857
IN	2	5.9%	6.8%	97	238	335
WY	1	5.9%	5.9%	605	605	605
OK	1	6.8%	6.8%	200	200	200
NH	1	7.0%	7.0%	445	445	445
ND	1	6.9%	6.9%	99	99	99
MS	1	6.4%	6.4%	159	159	159
AR	1	7.3%	7.3%	128	128	128

Grand Total	2,161					901,491

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALESCO FINANCIAL INC.

/s/ JAMES J. MCENTEE, III
James J. McEntee, III
Chief Executive Officer and President

Date: March 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RODNEY E. BENNETT Rodney E. Bennett	Director	March 5, 2009

/s/ CHRISTIAN M. CARR Christian M. Carr	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2009

/s/ MARC CHAYETTE Marc Chayette	Director	March 5, 2009

/s/ DANIEL G. COHEN Daniel G. Cohen	Chairman, Director	March 5, 2009

/s/ THOMAS P. COSTELLO Thomas P. Costello	Director	March 5, 2009

/s/ G. STEVEN DAWSON G. Steven Dawson	Director	March 5, 2009

/s/ JACK HARABURDA Jack Haraburda	Director	March 5, 2009

/s/ JOHN J. LONGINO John J. Longino	Chief Financial Officer (Principal Financial Officer)	March 5, 2009

/s/ JAMES J. MCENTEE, III James J. McEntee, III	President, Chief Executive Officer, Director (Principal Executive Officer)	March 5, 2009

/s/ LANCE ULLOM Lance Ullom	Director	March 5, 2009

/s/ CHARLES W. WOLCOTT Charles W. Wolcott	Director	March 5, 2009