Form 10-K/A
period 2008-12-31
ALESCO FINANCIAL INC
filed 2009-04-30
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $121.9 million, based upon the closing price on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter. As of April 29, 2009, there were 59,334,548 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

ALESCO FINANCIAL INC.

- i -

EXPLANATORY NOTE

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Annual Report on Form 10–K for the fiscal year ended December 31, 2008 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2009, of Alesco Financial Inc. Because we do not expect to file our definite proxy statement within 120 days of the end of our fiscal year ended December 31, 2008, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III and not included in the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

No attempt has been made to this Amendment to modify or update the other disclosures presented in the Original Filing, including the exhibits thereto, except that we have updated the number of outstanding shares of our common stock on the cover page of this report. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Unless otherwise noted or as the context otherwise requires, the term “the company,” “we,” “us,” or “our” refers to Alesco Financial Inc. and its subsidiaries, “Sunset” refers to the pre-merger Sunset Financial Resources, Inc. and its subsidiaries, “AFT” refers to the pre-merger Alesco Financial Trust and its subsidiaries, and “our manager” refers to Cohen & Company Management, LLC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Names of Directors and Biographical Information

The names of our directors, their ages as of April 1, 2009 and certain other information about them are set forth below:

Name	Age	Position
Daniel G. Cohen	39	Chairman of the Board of Directors
Rodney E. Bennett(2)(4)	68	Director
Marc Chayette(3)(4)	58	Director
Thomas P. Costello(1)(4)	63	Director
G. Steven Dawson(3)(4)	51	Director
Jack Haraburda(2)(3)(4)	70	Director
James J. McEntee, III	51	Director
Lance Ullom(1)(2)(4)	40	Director
Charles W. Wolcott(1)(4)	56	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)	Member of the special committee.

Each of the directors listed above was elected to be a director for a one-year term at our annual meeting of stockholders held on June 18, 2008.

Daniel G. Cohen has served as the chairman of our board of directors since October 6, 2006 and as our executive chairman since October 18, 2006. He previously served as chief executive officer of RAIT Financial Trust (NYSE: RAS), a real estate finance company focused on the commercial real estate industry from December 2006 when it merged with Taberna Realty Finance Trust to February 2009, and continues to serve as a trustee. Mr. Cohen was chairman of the board of trustees of Taberna Realty Finance Trust from its inception in March 2005 until December 2006 and its chief executive officer from March 2005 to December 2006. In addition, since 2001, Mr. Cohen has served as the chairman of the board of managers of Cohen Brothers, LLC, a specialized research, investment banking and asset management firm, which is referred to herein as Cohen & Company. Mr. Cohen has served as chairman of Cohen Financial Group, Inc., a Delaware corporation operating as a holding company for Cohen & Company, since its inception in May 2007. Mr. Cohen is currently a director of Star Asia Finance Limited, a joint venture investing in Asian commercial real estate, and the chairman of the board of directors of Muni Funding Company of America, a limited liability company investing in middle-market non-profit organizations. Mr. Cohen was the chief executive officer of Cohen & Company and its subsidiary, Cohen & Company Securities, LLC, a securities brokerage firm, from September 2001 until February 2006. Since 2000, Mr. Cohen has been the chairman of the board of directors of The Bancorp, Inc. (NASDAQ: TBBK), a holding company for The Bancorp Bank, which provides various commercial and retail banking products and services to small and mid-size businesses and their principals in the United States. He also served as the chairman of the board of Dekania Acquisition Corp. (NYSE Amex: DEK), a publicly held business combination company focused on acquiring businesses that operate within the insurance industry, from its inception in February 2006 until December 2006, and remains a director of Dekania Acquisition Corp. Mr. Cohen served as a member of the board of directors of TRM Corporation (OTC:TRMM), a publicly held consumer services company, from 2000 to September 2006 and as its chairman from 2003 to September 2006. From 1998 to 2000, Mr. Cohen served as the chief operating officer of Resource America Inc. (NASDAQ: REXI), a specialized asset management company. From 1997 to 1999, Mr. Cohen was a director of Jefferson Bank of Pennsylvania, a commercial bank acquired by Hudson United Bancorp in 1999.

Rodney E. Bennett has served as our director since October 15, 2003 and is currently a member of our compensation committee and our special committee in connection with our proposed merger with Cohen & Company. Mr. Bennett was previously chairman of the board of directors and chairman of the audit committee of Sunset prior to Sunset’s merger with AFT on October 6, 2006, and was also a member of Sunset’s special committee in connection with its merger with AFT. From 2003 through 2007, Mr. Bennett served as the chief financial officer and director of Harvin Carter and Associates, Inc., a privately owned fire sprinkler contractor doing business in five southeastern states. He continues to serve as a director of that company. A career community banker, he has also served in various capacities and levels of management in banks in southeast Georgia, including chief executive positions. Since July 1991, Mr. Bennett has acted as a consultant to various Georgia banks and private companies. He is currently a director and a member of the loan committee and the audit committee of FirstAtlantic Bank FSB, in Jacksonville, Florida, a start-up bank that opened in 2007.

Marc Chayette has served as our director and as a member of our nominating and corporate governance committee since October 18, 2006. He is also a member of our special committee in connection with our proposed merger with Cohen & Company. Mr. Chayette is a film and television producer with twenty-five years of experience in production and distribution of French feature films. Mr. Chayette created Adelaide Productions in 1988 and has produced eight feature films. He is currently the president of Adelaide Productions. He started producing for television at the request of TF1 and produced an award winning dramatic comedy about an illiterate woman’s determined quest to learn to read. Mr. Chayette has also been extremely active in co-producing documentary and feature films in African countries, helping African production companies to produce and distribute their cultural heritage. Before his career in production, Mr. Chayette created a chain of design furniture stores representing first Ligne Roset. The company still exists and is under contract with Roche Bobois.

Thomas P. Costello has served as our director and chairman of our audit committee since October 6, 2006. He is also a member of our special committee in connection with our proposed merger with Cohen & Company. Mr. Costello served as a trustee and chairman of the audit committee of AFT’s board of trustees from January 2006 until Sunset’s merger with AFT. Mr. Costello served as a director for KPMG LLP from 2002 to 2004. Prior to that, he was employed at Arthur Andersen LLP for 35 years, including serving as national practice director from 1996 to 2002, where he was responsible for the accounting and audit practices of 19 Arthur Andersen offices in the southeast region of the United States. From 1985 to 1996, he served as partner in charge of the accounting and audit practice in Arthur Andersen’s Philadelphia office. Prior to that, he acted as engagement partner where he served clients in numerous industries and worked with both large multinational and small and mid-sized public companies. Mr. Costello also serves on the board of directors, and is the chairman of the audit committee, of Advanta Corp. (NASDAQ: ADVNA & ADVNB), a Pennsylvania-based financial services company, and Advanta Bank, a Delaware State chartered bank, which is a subsidiary of Advanta Corp.

G. Steven Dawson has served as our director since January 11, 2005 and currently serves as the chairman of our nominating and corporate governance committee. He is also a member of our special committee in connection with our proposed merger with Cohen & Company. Mr. Dawson was previously a member of the compensation committee and nominating and corporate governance committee for Sunset and was also the chairman of Sunset’s special committee in connection with Sunset’s merger with AFT. Mr. Dawson is currently a director of Desert Capital REIT, Inc. (public but non-listed), a Las Vegas-based commercial mortgage real estate investment trust, and managing director of CM Group, LLC, the outside advisor of Desert Capital REIT, Inc. He also serves on the board of directors of Medical Properties Trust (NYSE: MPW), a Birmingham, Alabama-based real estate investment trust specializing in the ownership of acute care facilities and related medical properties (chairman of the audit committee) and American Campus Communities (NYSE: ACC), an Austin-based equity real estate investment trust focused on student housing (chairman of the audit committee; member of the compensation committee). From 1990 to 2003, Mr. Dawson served as chief financial officer of Camden Property Trust and its predecessors, a multi-family real estate investment trust based in Houston with apartment operations, construction and development activities throughout the United States.

Jack Haraburda has served as our director, a member of our nominating and corporate governance committee and the chairman of our compensation committee since October 6, 2006. He is also a member of our special committee in connection with our proposed merger with Cohen & Company. Mr. Haraburda served as a trustee and chairman of the compensation committee of AFT’s board of trustees from January 2006 until Sunset’s merger with AFT. Mr. Haraburda is the managing partner of CJH Securities Information Group, a professional coaching business. Mr. Haraburda served as managing director for the Philadelphia Complex of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 2003 to 2005. He has also served in various positions at Merrill Lynch from 1984 until 2003, including as managing director of Merrill Lynch’s Princeton Complex, resident vice president of Merrill Lynch’s Philadelphia Main Line Complex, marketing director and national sales manager of Merrill Lynch Life Agency and chairman of Merrill Lynch Metals Company. From 1980 to 1984, he was managing director of Comark Securities, a government securities dealer. From 1968 until 1980, he served as a financial advisor, national sales manager for the Commodity Division, manager of the Atlanta Commodity Office and the Bala Cynwyd office of Merrill Lynch.

James J. McEntee, III has served as our director and as our chief executive officer and president since October 6, 2006. Since 2003, Mr. McEntee has served as the chief operating officer of Cohen & Company. Mr. McEntee also serves as chief operating officer and director of Cohen Financial Group, Inc., and as a director of The Bancorp Bank, a bank holding company. Prior to joining Cohen & Company, Mr. McEntee was a director of Pegasus Communications Corp., which used to be an independent provider of direct broadcast satellite TV, from 1996 to 2006, where he also served as chairman of the audit committee, and was the co-founder and co-managing partner of Harron Capital, LP, a private equity fund, from 1999 to 2002. Mr. McEntee held various positions as a lawyer in private practice with the law firm of Lamb, Windle & McErlane, P.C. from 1990 to 2003, including as a partner and chairman of the firm’s business department.

Lance Ullom has served as our director and a member of our audit committee and the compensation committee since October 6, 2006. He is the chairman of our special committee in connection with our proposed merger with Cohen & Company. Prior to becoming our director, he served as a trustee and chairman of the nominating and corporate governance committee of AFT’s board of trustees. From January 2000 to November 2007, he was employed at E*TRADE Global Asset Management, or ETGAM. Mr. Ullom held various senior positions at ETGAM, including Senior Portfolio Manager, Vice president and Executive Vice president. In the capacity of Executive Vice president, he supervised all of ETGAM’s investment activities in mortgage-backed securities and other asset-backed securities, mortgage loans, commercial lending, municipal securities, trust preferred securities, or TruPS, derivative products and collateralized debt obligations, or CDOs. From 1996 to 2000, Mr. Ullom worked at Arbor Capital, a licensed broker dealer/mortgage hedge fund based in New York City, where he was responsible for trading structured bonds and whole loans. From 1991 to 1996, Mr. Ullom worked at Barclay Investments in various capacities from institutional sales to co-head of trading for all mortgage products.

Charles W. Wolcott has served as our director since September 26, 2005 and is currently a member of our audit committee and our special committee in connection with our proposed merger with Cohen & Company. He previously served as a member of Sunset’s special committee in connection with its merger with AFT. Since April 2008, Mr. Wolcott has served as president and chief executive officer of Highland Resources, Inc., a commercial real estate company. Since August 2007, he has also served as a director to Desert Capital REIT, Inc. (public but non-listed), a Las Vegas-based commercial mortgage real estate investment trust, and has since 2006 served as an advisor to Allied-Wolcott Company LLC, a company that specializes in the area of conservation real estate transactions. From 2002 to 2006, he was the president and chief executive officer of Tecon Corporation, a diversified real estate business operator. From 1993 to 2001, he was the president and chief executive officer of American Industrial Properties REIT, a real estate investment trust previously listed on the New York Stock Exchange that specialized in light industrial and office/flex space. From 1984 to 1992, Mr. Wolcott served in various capacities at Trammell Crow Company, a real estate management company, including president and chief executive officer of Trammell Crow Asset Services, where he oversaw a $10 billion portfolio of real estate assets. Mr. Wolcott received his B.S. from the University of Texas in 1975 and his M.B.A. from Harvard Business School in 1977.

Names of Executive Officers and Biographical Information

We are externally managed and advised by Cohen & Company Management, LLC, which is a subsidiary of Cohen & Company. All of our current executive officers are employees of our manager or one or more of its affiliates. Set forth below is information regarding our executive officers as of April 1, 2009.

Name	Age	Position
Daniel G. Cohen	39	Executive Chairman
James J. McEntee, III	51	President and Chief Executive Officer
John J. Longino	51	Chief Financial Officer and Treasurer
Christian M. Carr	31	Chief Accounting Officer

Daniel G. Cohen, previously AFT’s chairman, has served as our executive chairman since October 18, 2006. See “—Names of Directors and Biographical Information” above for Mr. Cohen’s biographical information.

James J. McEntee, III previously AFT’s president and chief executive officer, has served as our president and chief executive officer since October 6, 2006. See “—Names of Directors and Biographical Information” above for Mr. McEntee’s biographical information.

John J. Longino, previously AFT’s chief financial officer and treasurer, is currently serving as our chief financial officer and treasurer, positions he has held since October 6, 2006. Mr. Longino also serves as an executive vice president of Cohen & Company, which he joined in 2005. Mr. Longino was co-founder and co-managing partner of Apex Integrated Solutions LLC, a provider of outsourced accounting and finance services, from 2002 to 2005. Mr. Longino worked in public accounting from 1980 to 2002 at Arthur Andersen LLP, where he served a variety of public and private companies with real estate and financial services businesses. As a partner with Arthur Andersen LLP, Mr. Longino had responsibility for various public offerings, due diligence engagements and SEC matters. Also, from 1995 to 2000, Mr. Longino served as the partner-in-charge of administration and chief financial officer for Arthur Andersen’s Mid-Atlantic Market Circle, which included the firm’s Washington, D.C., Philadelphia, Baltimore, Lancaster and Richmond offices.

Christian M. Carr, previously AFT’s chief accounting officer and controller, has served as our chief accounting officer since October 6, 2006. Prior to joining Cohen & Company in April 2006, Mr. Carr worked for Arthur Andersen LLP as an associate from September 1999 to May 2002, and for KPMG LLP as a senior associate from May 2002 to June 2004 and as a manager from June 2004 to April 2006, where he served a variety of public and private companies with financial services and real estate businesses from 1999 through 2006.

Messrs. Longino and Carr are exclusively dedicated to our business; however, they are employees of Cohen & Company. Messrs. Cohen and McEntee have other duties with Cohen & Company and other entities and are not exclusively dedicated to our business.

No director or executive officer was selected as a result of any arrangement or understanding between the director or executive officer or any other person. All executive officers are provided to us by our manager and are appointed annually by, and serve at the discretion of, our board of directors.

Family Relationships

There is no family relationship between any of our directors or executive officers.

Legal Proceedings

None of our directors or executive officers has been involved in any events enumerated under Item 401(f) of Regulation S-K during the past five years that are material to an evaluation of the ability or integrity of such persons to be our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers and persons who own more than 10% of our common stock, which are referred to in this report as reporting persons, to file reports of ownership and changes in ownership with the SEC. Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by them with the SEC. To our knowledge, based solely on our review of the copies of the Section 16(a) forms furnished to us or upon written representations from certain of these reporting persons that no other reports were required, all Section 16(a) filing requirements applicable to the reporting persons were timely filed during our 2008 fiscal year, except that one of the reporting persons inadvertently did not report on Form 4 his purchase of additional shares of our common stock through reinvestment of his dividends, which occurred on January 11, 2008 and April 11, 2008, until April 30, 2009.

Code of Business Conduct and Ethics

We have established a Code of Business Conduct and Ethics, or the Code of Ethics, which sets forth basic principles of conduct and ethics to guide all of our employees, officers and directors. The purpose of the Code of Ethics is to:

•	Promote honest and ethical conduct, including fair dealing and the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Promote avoidance of conflicts of interest, including disclosure to an appropriate person or committee of any material transaction or relationship that reasonably could be expected to give rise to such a conflict;

•	Promote full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;

•	Promote compliance with applicable governmental laws, rules and regulations;

•	Promote the prompt internal reporting to an appropriate person or committee of violations of the Code of Ethics;

•	Promote accountability for adherence to the Code of Ethics;

•	Provide guidance to employees, officers and directors to help them recognize and deal with ethical issues;

•	Provide mechanisms to report unethical conduct; and

•	Help foster our long-standing culture of honesty and accountability.

A waiver of any provision of the Code of Ethics as it relates to any director or executive officer must be approved by our board of directors without the involvement of any director who will be personally affected by the waiver or by a committee consisting entirely of directors, none of whom will be personally affected by the waiver. Waivers of the Code of Ethics for directors or executive officers will be promptly disclosed to our stockholders as required by applicable law. A waiver of any provision of the Code of Ethics as it relates to any other officer or employee must be approved by our chief financial officer or chief legal officer, if any, but only upon such officer or employee making full disclosure in advance of the behavior in question.

The Code of Ethics is available on our website at http://www.alescofinancial.com and is also available in print free of charge to any stockholder who requests a copy by submitting a written request to our Secretary, Daniel Munley, at Alesco Financial Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

Recommendation of Nominees to Our Board of Directors

Information concerning our procedures by which stockholders may recommend nominees to our board of directors is set forth in our proxy statement relating to our 2008 annual meeting of stockholders under the heading “Corporate Governance—Nomination of Directors.” We have not made any material changes to these procedures since they were last disclosed in our proxy statement.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of our board of directors established in accordance with Section 3(a)(58) of the Exchange Act. The audit committee is comprised of three of our independent directors: Messrs. Costello, Ullom and Wolcott. Mr. Costello is the chairman of our audit committee. Our board of directors has determined that each of the members of our audit committee is “independent” within the meaning of the rules of the NYSE and the SEC and that each of the members of our audit committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE. In addition, our board of directors has determined that Mr. Costello is an “audit committee financial expert” as defined by the SEC. Our audit committee operates under a written charter that was originally adopted in 2006 and amended in 2007. A copy of the charter may be found on our website at http://www.alescofinancial.com and will be provided in print, without charge, to any stockholder who requests a copy.

Our audit committee has responsibility for engaging independent registered public accounting firms, reviewing with them the plans and results of the audit engagement, approving the professional services they provide to us, reviewing their independence and considering the range of audit and non-audit fees. Our audit committee assists our board of directors with oversight of (a) the integrity of our financial statements; (b) our compliance with legal and regulatory requirements; (c) the qualifications, independence and performance of the registered public accounting firm we employ for the audit of our financial statements; and (d) the performance of the people responsible for our internal audit function. Among other things, our audit committee prepares the audit committee report for inclusion in our annual proxy statement, conducts an annual review of its charter and evaluates its performance on an annual basis. Our audit committee also establishes procedures for the receipt, retention, and treatment of complaints we receive regarding accounting, internal accounting controls and auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Our audit committee has the authority to retain counsel and other experts or consultants at our expense that it deems necessary or appropriate to enable it to carry out its duties without seeking approval of our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section describes our compensation program, objectives and policies for our executive officers. It provides qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our executive officers and places in perspective the data presented in the tables and narrative below.

Overview

We have no employees. Pursuant to the management agreement between us and our manager, our manager is responsible for managing our business affairs. All of our executive officers are employees of our manager or one or more of its affiliates and our manager or its affiliates compensate each of our executive officers. We do not pay cash compensation to our executive officers, nor do we provide our executive officers with pension benefits, perquisites or other personal benefits. The only element of compensation that we provide our executive officers is equity compensation pursuant to our 2006 Long-Term Incentive Plan, as amended, which is referred to in this report as our equity plan. For a description of the management agreement, please see “Item 13—Certain Relationships and Related Transactions, and Director Independence—Transactions Between Our Company and Cohen & Company and Management Team—Management Agreement” beginning on page 14.

Compensation Philosophy and Objectives

Our manager, by whom our executive officers are employed, pays the base salaries and bonuses to our executive officers. We do not control how such fees are allocated by our manager to its employees. We understand that our manager takes into account the performance of our company as a factor in determining the compensation of its employees, and such compensation may be increased or decreased depending on our performance.

The goal of our equity compensation program is to motivate and retain highly talented individuals that are needed to operate, acquire, develop and grow our business over the long-term. As such, we seek to provide equity compensation that will support the achievement of our financial and growth goals and objectives. When our performance exceeds the goals and objectives established for a particular performance period, we believe that our key personnel should be compensated appropriately. When our performance falls short of our financial or other objectives, we believe that our compensation committee should exercise its discretion in determining the appropriate compensation for our key personnel. To help achieve our goals and objectives and appropriately compensate our key personnel in light of our short and long-term performance and growth, we have structured an equity-based incentive compensation system designed to induce key personnel to remain with us and our manager and its affiliates, and encourage them to increase their efforts to make our business more successful.

Our compensation committee annually reviews our compensation programs to ensure that incentive opportunities are competitive and reflect our performance. While our compensation committee may benchmark our compensation programs to comparative companies, it did not do so in 2008. To reinforce the importance of balancing short-term and long-term results, our key personnel may be provided with annual and long-term equity-based incentives granted under our equity plan.

Equity-Based Compensation

Our equity plan is the only element of compensation that is subject to our discretion. The equity plan is administered by our compensation committee, except that in certain circumstances our board of directors may act in its place. The purpose of our equity plan is to induce key employees, directors, officers, advisors and consultants to continue providing services to us and our subsidiaries and encourage them to increase their efforts to make our business more successful, whether directly or through our subsidiaries or other affiliates. In furtherance of these objectives, our equity plan is designed to provide equity-based incentives to such persons in the form of options (including stock appreciation rights), restricted shares, phantom shares, dividend equivalent rights and other forms of equity based awards as contemplated by our equity plan, with eligibility for such awards determined by our compensation committee. Our compensation committee and board of directors believe that awards of restricted shares, typically vesting over a period of three years or more, are the most effective of the equity-based incentives available under our equity plan in accomplishing our compensation goals.

Equity-based awards to key personnel are generally subject to vesting periods in order to support the achievement of our performance goals over the long-term and to help retain key personnel. Our compensation committee determines the number and type of equity-based incentives that should be awarded from time to time to key personnel in light of our compensation goals and objectives. Our compensation committee strongly believes that by providing our key personnel with the opportunity to increase their ownership of our equity, the interests of stockholders and our key personnel will be more closely aligned. In addition, so long as we remain an externally managed real estate investment trust, or REIT, our compensation committee believes that an equity-based compensation is particularly appropriate for us. REIT regulations require us to pay at least 90% of our earnings to stockholders as dividends. As a result, our compensation committee believes that our stockholders are principally interested in receiving attractive risk-adjusted dividends and growth in dividends and book value. Accordingly, our compensation committee wants to provide an incentive to our key personnel that rewards success in achieving these goals. Since we do not have the ability to retain earnings, our compensation committee believes that equity-based awards serve to align the interests of our key personnel with the interests of our stockholders in receiving attractive risk-adjusted dividends and growth and that equity-based awards are consistent with our stockholders’ interest in book value growth as these individuals will be incentivized to grow book value for stockholders over time.

Our compensation committee does not use a specific formula to calculate the number of equity awards awarded to executive officers under our equity plan. Our compensation committee does not explicitly set future award levels on the basis of what the executive officers earned from prior awards. While our compensation committee will take past levels into account, it will not solely base future awards in view of those past awards. Generally, in determining the specific amounts to be granted to an individual, our compensation committee will take into account factors such as the individual’s position, his historical contribution and expected contribution to our company, performance of our company and stockholder return, market practices as well as the recommendation of our manager and executive officers.

On June 18, 2008, we awarded 150,000 restricted shares of common stock to John J. Longino, our chief financial officer and treasurer, and 50,000 restricted shares of common stock to Christian M. Carr, our chief accounting officer. Our compensation committee did not use specific metrics, or pre-established specific performance targets or formulae, in determining the amount of restricted common stock to award to Messrs. Longino and Carr. Rather, the compensation committee focused on the factors described above in making its determination. In addition, our compensation committee concluded that the award of restricted common stock would create a long-term retention incentive for Messrs. Longino and Carr, who are the only officers exclusively dedicated to our business. In making the award determination, the compensation committee set the number of restricted stock awards at a level it believed was appropriate to allow such officers a meaningful opportunity for reward. Our compensation committee also believed that the three year vesting of the restricted share awards created a sufficient future incentive element. The material difference between Messrs. Longino and Carr was primarily based on their position, with the larger amount going to Mr. Longino, who is senior in position to Mr. Carr. The restricted share awards will appreciate in value only if our common stock increases in value. We did not award restricted stock or other forms of equity compensation to any of our other named executive officers in 2008.

Accounting and Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, limits the tax deductibility by a public corporation of compensation in excess of $1 million paid to its principal executive officer and the three highest compensated executive officers (other than the principal executive officer and the principal financial officer) to the extent that compensation of a particular covered executive exceeds $1 million in any one year. However, compensation which qualifies as “performance-based” in accordance with the Internal Revenue Code and corresponding regulations is excluded from the $1 million limit. In general, among other requirements, performance-based compensation must be payable only upon attainment of pre-established, objective performance goals under a plan approved by the corporation’s stockholders. Certain stock option and stock appreciation rights may also qualify as performance-based compensation.

We account for share-based compensation issued to our directors and officers and our manager using the fair value based methodology prescribed by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” or SFAS No. 123(R), and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF No. 96-18. Compensation cost related to restricted shares of common stock issued to our independent directors is measured at estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted shares of common stock issued to our officers and our manager is initially measured at estimated fair value at the grant date, and is re-measured on subsequent dates to the extent the shares are unvested, and is amortized and expensed over the vesting period on a straight-line basis.

Report of Our Compensation Committee of the Board of Directors

The following report of our compensation committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other company filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate this report of our compensation committee by reference therein.

Our compensation committee is comprised entirely of independent directors as determined by the board of directors within the meaning of the applicable NYSE listing standards currently in effect. The board designates the members and the chairman of our compensation committee on an annual basis.

Our compensation committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis of this report. Based on this review and discussion, our compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

Respectfully submitted,
Compensation Committee of the Board of Directors
Jack Haraburda, Chairman
Rodney E. Bennett
Lance Ullom

Summary Compensation Table

The following table provides information about the equity compensation expenses recorded by us in 2008 in respect of executive compensation earned by our named executive officers in 2008 and prior periods. The amounts under “Stock Awards” do not reflect compensation actually received by the officer in the specified periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
James J. McEntee, Chief Executive Officer & President(3)	2008 2007 2006	— — —	— — —	187,205 420,578 —	— — —	— — —	— — —	105,741 312,533 —	292,946 733,111 —

John J. Longino, Chief Financial Officer & Treasurer(4)	2008 2007 2006	— — —	— — —	134,738 355,805 138,794	— — —	— — —	— — —	80,555 125,778 11,886	215,293 481,583 150,680

Daniel G. Cohen, Chairman of the Board of Directors & Executive Officer(5)	2008 2007 2006	— — —	— — —	308,120 656,004 —	— — —	— — —	— — —	176,106 503,370 —	484,226 1,159,374 —

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Shami J. Patel, Chief Operating Officer & Chief Investment Officer(6)	2008 2007 2006	— — —	— — —	66,912 340,037 161,926	— — —	— — —	— — —	32,692 93,598 13,867	99,604 438,635 175,793

Christian M. Carr, Chief Accounting Officer(7)	2008 2007 2006	— — —	— — —	25,161 34,015 —	— — —	— — —	— — —	21,719 26,225 —	46,880 60,240 —

(1)

Amounts in this column do not reflect equity compensation actually received by the named executive officer. Amounts shown represent compensation costs recognized by us during the fiscal years ended December 31, 2008, 2007 and 2006 for restricted shares of common stock, which are accounted for in accordance with EITF No. 96-18. Pursuant to EITF 96-18, we are required to value any earned and unvested restricted shares of common stock granted to the officers and key employees of Cohen & Company at the market price on each reporting date. We valued the unvested restricted shares of common stock at $0.44, $3.28 and $10.70 per share at December 31, 2008, December 31, 2007 and December 31, 2006, respectively. At December 31, 2008, the aggregate number of unvested restricted shares of common stock was as follows: Mr. McEntee, III—127,116; Mr. Longino—165,619; Mr. Cohen—213,353; and Mr. Carr—50,068.

(2)	Represents dividends paid on our unvested restricted shares of common stock held by the named executive officers.
(3)

Mr. McEntee has served as our chief executive officer and president since October 6, 2006. Mr. McEntee is an employee of Cohen & Company and received no cash compensation from us in 2008, 2007 and 2006.

(4)

Mr. Longino has served as our chief financial officer and treasurer since October 6, 2006. Mr. Longino is an employee of Cohen & Company and received no cash compensation from us in 2008, 2007 and 2006.

(5)

Mr. Cohen has served as our chairman of the board of directors since October 6, 2006 and as our executive chairman since October 18, 2006. Mr. Cohen is an employee of Cohen & Company and received no cash compensation from us in 2008, 2007 and 2006.

(6)

Mr. Patel served as our chief operating officer and chief investment officer from October 6, 2006 until October 14, 2008. Mr. Patel was an employee of Cohen & Company and received no cash compensation from us in 2008, 2007 and 2006. Mr. Patel resigned as our chief operating officer and chief investment officer on October 14, 2008.

(7)	Mr. Carr has served as our chief accounting officer since October 6, 2006. Mr. Carr is an employee of Cohen & Company and received no cash compensation from us in 2008, 2007 and 2006.

Grants of Plan-Based Awards in 2008

The following table provides information about restricted shares of common stock granted to certain named executive officers under our equity plan in the fiscal year ended December 31, 2008.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base price of Options Awards ($/Sh)	Grant Date Fair Value of Stock and Options Awards ($)(1)
John J. Longino	06/18/2008	—	—	—	—	—	—	150,000	(2)	—	—	360,000
Christian M. Carr	06/18/2008	—	—	—	—	—	—	50,000	(2)	—	—	120,000

(1)	The value of a stock award is based on the fair value as of the grant date of such award.
(2)

These amounts reflect grants of restricted shares of common stock under our equity plan as described above under the heading, “Compensation Discussion and Analysis” under the caption “Equity-Based Compensation.” These restricted shares of common stock will vest, pro rata, on the last day of each three-month period commencing on July 31, 2008 and ending on April 30, 2011.

Outstanding Equity Awards at Fiscal Year-End 2008

The following table provides information about the equity awards granted to each of the named executive officers that were outstanding as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James J. McEntee, III	—	—	—	—	—	127,116	55,931	—	—
John J. Longino	—	—	—	—	—	165,619	72,872	—	—
Daniel G. Cohen	—	—	—	—	—	213,353	93,875	—	—
Shami J. Patel(2)	—	—	—	—	—	—	—	—	—
Christian M. Carr	—	—	—	—	—	50,068	22,030	—	—

(1)

The amounts set forth in this column equal the number of restricted shares of common stock indicated multiplied by the closing price of our common stock ($0.44) as reported by the NYSE on December 31, 2008, the last trading day of 2008.

(2)	In connection with Mr. Patel’s resignation, Mr. Patel forfeited 39,752 of his restricted shares of common stock.

Option Exercises and Stock Vested

The following table provides information about the value realized by each of the named executive officers upon the vesting of the restricted shares of common stock during the fiscal year ended December 31, 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
James J. McEntee, III(2)	—	—	106,568	237,647
John J. Longino(3)	—	—	74,917	148,002
Daniel G. Cohen(4)	—	—	175,400	391,142
Shami J. Patel(5)	—	—	41,009	80,305
Christian M. Carr(6)	—	—	17,501	28,278

(1)	Amount reflects the market value of our common stock on the day the restricted shares of common stock vested.
(2)

Reflects (a) 179,705 restricted shares of common stock awarded on January 31, 2007 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on April 30, 2007 and will end on January 31, 2010; and (b) 140,000 restricted shares of common stock awarded on May 25, 2007 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on July 31, 2007 and will end on April 30, 2010.

(3)

Reflects (a) 33,692 AFT restricted shares of beneficial interest, which were converted in our merger with AFT into 42,452 restricted shares of our common stock, one-third of which vested on January 31, 2007 and the remaining which commenced vesting, pro rata, on the last day of each three-month period on March 31, 2007 and ended on December 31, 2008; (b) 27,300 restricted shares of common stock awarded on January 31, 2007 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on April 30, 2007 and will end on January 31, 2010; (c) 80,000 restricted shares of common stock awarded on May 25, 2007 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on July 31, 2007 and will end on April 30, 2010; and (d) 150,000 restricted shares of common stock awarded on June 18, 2008 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on July 31, 2008 and will end on April 30, 2011.

(4)

Reflects (a) 246,205 restricted shares of common stock awarded on January 31, 2007 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on April 30, 2007 and will end on January 31, 2010; and (b) 280,000 restricted shares of common stock awarded on May 25, 2007 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on July 31, 2007 and will end on April 30, 2010.

(5)

Reflects (a) 39,307 AFT restricted shares of beneficial interest, which were converted in our merger with AFT into 49,527 restricted shares of our common stock, one-third of which vested on January 31, 2007 and the remaining which commenced vesting, pro rata, on the last day of each three-month period on March 31, 2007 and ended on December 31, 2008; (b) 13,500 restricted shares of common stock awarded on January 31, 2007 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on April 30, 2007; and (c) 60,000 restricted shares of common stock awarded on May 25, 2007 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on July 31, 2007. All restricted shares of common stock which remained unvested as of October 14, 2008 were forfeited by Mr. Patel in connection with his resignation.

(6)

Reflects (a) 12,500 restricted shares of common stock awarded on January 31, 2007 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on April 30, 2007 and will end on January 31, 2010; (b) 15,000 restricted shares of common stock awarded on May 25, 2007 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on July 31, 2007 and will end on April 30, 2010; and (c) 50,000 restricted shares of common stock awarded on June 18, 2008 under our equity plan, which commenced vesting, pro rata, on the last day of each three-month period on July 31, 2008 and will end on April 30, 2011.

Pension Benefits

We do not provide our executive officers with payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our executive officers.

Employment Agreements

We are managed by our manager and we have no employment agreements with our named executive officers. We therefore do not have an obligation to pay our named executive officers any form of compensation upon such officer’s termination of employment, except with respect to restricted shares award agreements entered into between the named executive officers and us under our equity plan. Under the restricted shares award agreements, if the employment of Messrs. McEntee, Longino, Cohen or Carr is terminated due to death, disability or retirement, or is terminated by us for any reason other than cause, or in the event of a change of control (as defined in our equity plan) or the termination of the management agreement, then the restrictions on the unvested restricted shares of common stock held by such named executive officers will immediately lapse. The potential payments to our named executive officers in connection with such termination, assuming such termination was effective as of December 31, 2008, can be seen in the table above titled “Outstanding Equity Awards at Fiscal Year-End 2008” under the column “Market Value of Shares or Units of Stock That Have Not Vested.”

For a description of the material terms of the restricted shares award agreements, please see “Item 13—Certain Relationships and Related Transactions, and Director Independence—Transactions Between Our Company and Our Directors and Officers—Restricted Shares Award Agreements—Grant of Restricted Shares” beginning on page 22.

Compensation of Directors in 2008

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. In accordance with our current compensation policy, non-employee directors each received an annual fee in the amount of $50,000 for serving as a director for the fiscal year ended December 31, 2008. Each non-employee director also received $2,000 for each meeting of our board of directors and $1,000 for each meeting of a committee of our board of directors that he attended in person, and $500 for each meeting of our board of directors or a committee of our board of directors that he attended telephonically. Each non-employee director received $3,500 for each meeting of our special committee that he attended in person and $2,500 for each meeting of our special committee that he attended telephonically. The chairman of the audit committee, the chairman of the special committee, the chairman of the compensation committee and the chairman of the nominating and corporate governance committee received additional annual fees of $20,000, $20,000, $7,500 and $7,500, respectively. The annual fee and the meeting fees were paid in cash. We reimburse all non-employee directors for travel and other reasonable expenses incurred in connection with attending our board and committee meetings.

On June 18, 2008, each non-employee director received a grant of 20,849 restricted shares of common stock under our equity plan, which restrictions vest, pro rata, on the last day of each three-month period commencing on July 31, 2008 and ending on April 30, 2011, subject to the non-employee director being a member of the board on the date such award is expected to vest.

Members of our board of directors who are employed by our manager or its affiliates, such as Daniel G. Cohen and James J. McEntee, III, do not receive additional compensation for serving on our board of directors.

The table below summarizes the compensation information for our non-employee directors for the fiscal year ended December 31, 2008. James J. McEntee, III, our chief executive officer and president, and Daniel G. Cohen, our chairman of the board of directors and executive officer, are not included in this table as they are deemed our “named executive officers.” Compensation for each of Mr. McEntee and Mr. Cohen is shown above under “Item 11—Executive Compensation—Summary Compensation Table” beginning on page 9.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Rodney E. Bennett	106,250	38,883	—	—	—	7,869	153,002
Marc Chayette	87,250	38,883	—	—	—	7,869	134,002
Thomas P. Costello	132,250	72,231	—	—	—	9,706	214,187
G. Steven Dawson	112,250	38,883	—	—	—	7,869	159,002
Jack Haraburda	119,750	72,231	—	—	—	9,706	201,687
Lance Ullom	141,250	72,231	—	—	—	9,706	223,187
Charles W. Wolcott	110,750	38,883	—	—	—	7,869	157,502

(1)	Amounts in this column represent annual board fees and annual chair fees earned by non-employee directors for service in 2008.
(2)

Amounts in this column do not reflect equity compensation actually received by the non-employee directors. Amounts shown represent compensation costs recognized by us in 2008 for restricted shares using the fair value based methodology prescribed by SFAS 123(R). The restricted shares of common stock granted to the non-employee directors were valued using the fair market value at the time of grant, which was $2.40, $9.52 and $7.94 per share for the restricted shares of common stock granted in 2008, 2007 and 2006, respectively. At December 31, 2008, the aggregate number of restricted shares of common stock outstanding for each of the non-employee directors was as follows: Mr. Bennett—19,550; Mr. Chayette—19,550; Mr. Costello—19,550; Mr. Dawson—19,550; Mr. Haraburda—19,550; Mr. Ullom—19,550; Mr. Wolcott—19,550.

(3)	Amounts in this column represent the value of dividends paid in 2008 on the restricted shares of common stock held by each non-employee director.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are Messrs. Bennett, Haraburda and Ullom. No member of our compensation committee is or was formerly an officer or an employee of us. In addition, no executive officer of ours serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee, nor has such interlocking relationship existed in the past.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Following our merger with AFT, we terminated our Amended and Restated 2003 Share Incentive Plan and adopted the 2006 Long-Term Incentive Plan, which is referred to herein as our equity plan. Our equity plan was approved by our stockholders at the special meeting held on October 6, 2006 in connection with our merger with AFT and was subsequently amended on April 26, 2007 and June 18, 2008. The following table provides information regarding our equity incentive plan as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities included in column (a))
Equity compensation plan approved by security holders	2,016,606	—	2,148,394

For more information regarding our equity plan, please see Note 9 to our consolidated financial statements included in the Original Filing.

Information Regarding Beneficial Ownership of Principal Stockholders and Management

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 29, 2009 by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each current executive officer and (4) all current directors and executive officers as a group. The number of shares of our common stock beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any common stock as to which the individual has the sole or shared voting power or investment power and also any common stock that the individual has a right to acquire within 60 days from April 29, 2009 through the exercise of any share option or other right. Unless otherwise indicated, each person has sole voting and investment power with respect to the common stock set forth in the following table. The information set out in this table is based on SEC filings made by the beneficial owners and/or information supplied to us by the beneficial owners (and was accurate as of the date such information was provided).

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Daniel G. Cohen(3)	1,392,116	2.31%
James J. McEntee, III(4)	450,586	*
John J. Longino(5)	322,056	*
G. Steven Dawson(6)	81,147	*
Christian M. Carr(7)	77,500	*
Charles W. Wolcott(8)	60,849	*
Lance Ullom(9)	57,949	*
Thomas P. Costello(10)	53,449	*
Jack Haraburda(11)	51,444	*
Rodney E. Bennett(12)	38,349	*
Marc Chayette(13)	29,849	*
All directors and executive officers as a group (11 persons)	2,615,294	4.35%

*	Beneficial ownership of less than 1% of the class is omitted.
(1)	The address for all of our officers and directors is c/o Alesco Financial Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.
(2)

Based on 60,171,324 shares of our common stock (which includes 59,334,548 shares of our outstanding common stock and 836,776 shares of our issued but not outstanding common stock) as of April 29, 2009.

(3)

Includes 504,000 shares of common stock held by Cohen & Company, which Mr. Cohen may be deemed to control. Mr. Cohen disclaims any interest in the 504,000 shares beyond his pecuniary interest. Also includes 198,735 restricted shares that have yet to vest under our equity plan; 82,068 of such restricted shares will vest, pro rata, in four installments from April 30, 2009 until January 31, 2010 and 116,667 of such restricted shares will vest, pro rata, in five installments from April 30, 2009 until April 30, 2010. Of these shares, 32,500 shares of common stock are pledged by Mr. Cohen as security.

(4)

Includes 118,235 restricted shares that have yet to vest under our equity plan; 59,902 of such restricted shares will vest, pro rata, in four installments from April 30, 2009 until January 31, 2010 and 58,333 of such restricted shares will vest, pro rata, in five installments from April 30, 2009 until April 30, 2010.

(5)

Includes 2,300 shares of common stock held by Mr. Longino’s wife. Mr. Longino disclaims beneficial ownership of 2,300 shares of common stock held by his wife. Also includes 154,933 that have yet to vest under our equity plan: 9,100 of such restricted shares will vest, pro rata, in four installments from April 30, 2009 until January 31, 2010; 33,333 of such restricted shares will vest, pro rata, in five installments from April 30, 2009 until April 30, 2010; and 112,500 of such restricted shares will vest, pro rata, in nine installments from April 30, 2009 until April 30, 2011.

(6)

Includes 62,385 shares of common stock held by Corriente Partners, L.P., a limited partnership owned by Mr. Dawson. Mr. Dawson has full voting and investment control over 100% of the shares held by Corriente Partners, L.P. Also includes 18,762 restricted shares that have yet to vest under our equity plan. 3,125 of such restricted shares will vest, pro rata, in five installments from April 30, 2009 until April 30, 2010; and 15,637 of such restricted shares will vest, pro rata, in nine installments from April 30, 2009 until April 30, 2011.

(7)

Includes 47,917 restricted shares that have yet to vest under our equity plan; 4,167 of such restricted shares will vest, pro rata, in four installments from April 30, 2009 until January 31, 2010; 6,250 of such restricted shares will vest, pro rata, in five installments from April 30, 2009 until April 30, 2010; and 37,500 of such restricted shares will vest, pro rata, in nine installments from April 30, 2009 until April 30, 2011.

(8)

Includes 18,762 restricted shares that have yet to vest under our equity plan; 3,125 of such restricted shares will vest, pro rata, in five installments from April 30, 2009 until April 30, 2010; and 15,637 of such restricted shares will vest, pro rata, in nine installments from April 30, 2009 until April 30, 2011.

(9)

Includes 18,762 restricted shares that have yet to vest under our equity plan; 3,125 of such restricted shares will vest, pro rata, in five installments from April 30, 2009 until April 30, 2010; and 15,637 of such restricted shares will vest, pro rata, in nine installments from April 30, 2009 until April 30, 2011.

(10)

Includes 18,762 restricted shares that have yet to vest under our equity plan; 3,125 of such restricted shares will vest, pro rata, in five installments from April 30, 2009 until April 30, 2010; and 15,637 of such restricted shares will vest, pro rata, in nine installments from April 30, 2009 until April 30, 2011.

(11)

Includes 18,762 restricted shares that have yet to vest under our equity plan; 3,125 of such restricted shares will vest, pro rata, in five installments from April 30, 2009 until April 30, 2010; and 15,637 of such restricted shares will vest, pro rata, in nine installments from April 30, 2009 until April 30, 2011.

(12)

Includes 18,762 restricted shares that have yet to vest under our equity plan; 3,125 of such restricted shares will vest, pro rata, in five installments from April 30, 2009 until April 30, 2010 and 15,637 of such restricted shares will vest, pro rata, in nine installments from April 30, 2009 until April 30, 2011.

(13)

Includes 18,762 restricted shares that have yet to vest under our equity plan; 3,125 of such restricted shares will vest, pro rata, in five installments from April 30, 2009 until April 30, 2010; and 15,637 of such restricted shares will vest, pro rata, in nine installments from April 30, 2009 until April 30, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions Between Our Company and Cohen & Company and Management Team

Management Agreement

Pursuant to our management agreement with Cohen & Company Management, LLC, a wholly owned subsidiary of Cohen & Company, our manager provides for the day-to-day management of our operations. The management agreement requires our manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved by a majority of our independent directors and monitored by our board of directors. Our manager is responsible for (a) the selection, purchase, monitoring and sale of our portfolio investments, (b) our financing and risk management activities, and (c) providing us with investment advisory services. In performing its functions, our manager engages and relies upon the experience and credit analysis and risk management process performed by Cohen & Company. Our manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our assets and operations as may be appropriate, including, without limitation, the following:

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

•

counseling us regarding the maintenance of our exemption from the Investment Company Act of 1940, as amended, or the 1940 Act, and monitoring compliance with the requirements for maintaining an exemption from the 1940 Act;

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

The initial term of the management agreement expired on December 31, 2008, and was renewed for an additional one year term. The management agreement will continue to be automatically renewed for a one-year term on each anniversary date thereafter unless terminated as described below. Our independent directors review our manager’s performance annually and, following the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common stock, based upon (a) unsatisfactory performance that is materially detrimental to us or (b) a determination that the management fees payable to our manager are not fair, subject to our manager’s right to prevent such a termination pursuant to clause (b) by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors and our manager. We must provide 180 days’ prior notice of any such termination and our manager will be paid a termination fee equal to three times the sum of (A) the average annual base management fee for the two 12-month periods preceding the date of termination plus (B) the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination (and annualized for any partial year), which may make it costly and difficult for us to terminate the management agreement.

We may also terminate the management agreement without payment of the termination fee with 30 days’ prior written notice for cause, which is defined as (1) our manager’s continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof, (2) our manager’s engagement in any act of fraud, misappropriation of funds, or embezzlement against us, (3) our manager’s gross negligence, willful misconduct or reckless disregard in the performance of its duties under the management agreement, (4) the commencement of any proceeding relating to our manager’s bankruptcy or insolvency that is not withdrawn within 60 days or in certain other instances where our manager becomes insolvent, (5) the dissolution of our manager or Cohen & Company (unless the directors have approved a successor under the management agreement) or (6) a change of control (as defined in the management agreement), other than certain permitted changes of control, of our manager or Cohen & Company. Cause does not include unsatisfactory performance, even if that performance is materially detrimental to our business. Our manager may terminate the management agreement, without payment of the termination fee, in the event we become regulated as an investment company under the 1940 Act. Furthermore, our manager may decline to renew the management agreement by providing us with 180 days’ written notice. Our manager may also terminate the management agreement upon 60 days’ written notice if we default in the performance of any material term of the management agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our manager a termination fee in accordance with the terms of the management agreement.

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

Reimbursement of Expenses. In connection with the management agreement, Cohen & Company has agreed to make its in-house personnel available to us as part of the management services to be provided in consideration of the management fee payable thereunder. Cohen & Company’s in-house personnel perform certain legal, accounting, due diligence tasks and other services for us that outside professionals or outside consultants otherwise would perform.

In addition to our management fee expenses, we pay other operating expenses and may be required to reimburse our manager for certain of our operating expenses that our manager pays for on our behalf. The expenses required to be paid by us include, but are not limited to, issuance and transaction costs related to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors’ and officers’ liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our stockholders, the costs of printing and mailing proxies and reports to our stockholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors that is used solely for us, costs incurred by employees of our manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we are required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our manager required for our operations. Except as noted above, our manager is responsible for all other costs incidental to the performance of its duties under the management agreement, including compensation of our manager’s employees and other related expenses. Our manager is compensated for these costs through the fees it receives under the management agreement. Our independent directors review these costs and reimbursements periodically to confirm that these costs and reimbursements are reasonable.

Incentive Fee. In addition to the base management fee, our manager receives a quarterly incentive fee payable in arrears in an amount equal to the product of:

(1) 20% of the dollar amount by which:

(a) our net income, before the incentive fee, per weighted average share of our common stock for such quarter, exceeds

(b) an amount equal to (A) the weighted average of the prices per share of common stock in any equity offerings by us multiplied by (B) the greater of (1) 2.375% and (2) 0.75% plus one-fourth of the Ten Year Treasury Rate for such quarter multiplied by

(2) the weighted average number of our common stock outstanding in such quarter.

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

“Ten Year Treasury Rate” means the average of weekly average yield to maturity for United States Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.

Our ability to achieve returns in excess of the thresholds noted above in order for our manager to earn the incentive compensation described in the preceding paragraph is dependent upon the level and volatility of interest rates, our ability to react to changes in interest rates and to utilize successfully the operating strategies described herein, and other factors, many of which are not within our control.

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

The number of shares of our common stock that our manager receives is based on the fair market value of those shares. Shares of common stock delivered as payment of the incentive fee will be immediately vested or exercisable; however, our manager has agreed not to sell the shares before one year after the date they are paid.

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

Our management agreement provides that the base management fee and incentive management fee payable to our manager will be reduced, but not below zero, by our proportionate share of the amount of any CDO and collateralized loan obligation, or CLO, collateral management fees and incentive fees paid to Cohen & Company in connection with the CDOs and CLOs in which we invest, based on the percentage of equity we hold in such CDOs and CLOs. Origination fees, structuring fees and placement fees paid to Cohen & Company will not reduce the amount of fees we pay under the management agreement. Thus, Cohen & Company and its affiliates will earn significant fees from their relationship with us, regardless of our performance or the returns earned by our stockholders, from their investment in us.

Fees Earned by Cohen & Company and Its Affiliates in Respect of Our Investments

In addition to the fees payable to our manager under the management agreement, Cohen & Company benefits from other fees paid to it by third parties in respect of our investments. In particular, affiliates of Cohen & Company earn origination fees paid by the issuers of TruPS, which have historically ranged from zero to 3.0% of the face amount of a TruPS issuance. Cohen & Company, through its affiliates, typically retains part of this fee and shares the balance with the investment bank or other third-party broker that introduced the funding opportunity to Cohen & Company. Cohen & Company’s affiliates also receive structuring fees for services relating to the structuring of a CDO or CLO on our behalf or in which we invest. This fee has historically ranged from zero to 0.84% of the face amount of the securities issued by the CDO or CLO, but may exceed this amount. Our independent directors must approve any structuring fees for CDOs and CLOs collateralized by our target asset classes exceeding 0.45% of the face amount of the securities issued by such CDOs or CLOs. In addition, affiliates of Cohen & Company receive collateral management fees for acting as collateral manager of the CDOs and CLOs in which we invest. The collateral management fees have historically ranged between zero and 0.65% of the assets held by the CDOs and CLOs. The collateral managers may also be entitled to earn incentive fees if CDOs or CLOs managed by them exceed certain performance benchmarks. A broker-dealer affiliate of Cohen & Company has also earned and will earn placement fees in respect of debt and equity securities which it sells to investors in the CDOs and CLOs in which we invest, as well as commissions and mark-ups from trading of securities to and from CDOs and CLOs in which we invest. Under the management agreement, the base management fee and incentive management fee payable by us to our manager are reduced by our proportionate share of the amount of any CDO and CLO collateral management fees and incentive fees paid to Cohen & Company and its affiliates in connection with the CDOs and CLOs in which we invest, based on the percentage of equity we hold in such CDOs and CLOs. Origination fees, structuring fees, placement fees and trading discounts and commissions paid to, or earned by, Cohen & Company and its affiliates do not reduce the amount of fees we pay under the management agreement.

The following table summarizes the base management fees payable and incentive fees paid, net of collateral management and incentive fee credits, to Cohen & Company by us for the twelve months ended December 31, 2008. Additionally, the following table summarizes origination, structuring, collateral management and placement fees earned by affiliates of our manager, including Cohen & Company, in connection with CDOs and CLOs in which we had invested as of December 31, 2008.

For the Twelve Months Ended December 31, 2008
(dollars in thousands)
Fees Earned by Cohen & Company Relating to Management Agreement
Base management fees earned under management agreement	$3,530
Incentive fees earned under management agreement	4,972
Collateral management fee credits under management agreement	(5,841)

Total Fees Earned by Cohen & Company Relating to Management Agreement	$2,661
Fees Earned by or Paid to Affiliates of Cohen & Company Relating to CDO/CLO Investment Transactions
Origination, structuring and placement fees	$1,784
Collateral management fees	14,024

Total Fees Earned by or Paid to Affiliates of Cohen & Company Relating to Forming and Managing CDO/CLO Investment Transactions	$15,808

Right of First Refusal Agreement

During the term of the management agreement, Cohen & Company has granted us a right of first refusal to (1) purchase equity interests in CDOs collateralized by U.S. dollar denominated TruPS issued by banks, bank holding companies and insurance companies for which Cohen & Company or its affiliates will serve as collateral manager, in which event we will have a priority right to fund the origination, through our warehouse facilities, of U.S. dollar denominated TruPS originated by our manager and Cohen & Company that will collateralize the CDOs as to which we have exercised the right of first refusal to acquire entity interests and (2) purchase equity interests in CLOs of U.S. dollar denominated leveraged loans for which Cohen & Company or its affiliates will serve as collateral manager. Notwithstanding anything contained herein to the contrary, our right of first refusal does not extend to (1) individual investments in leveraged loans, (2) TruPS that collateralize CDOs in which we decline our right of first refusal to acquire equity interests in CDOs or (3) any non-U.S. dollar denominated investments. In addition, Cohen & Company will have a limited right to substitute newly originated or acquired TruPS investments for existing TruPS investments held by a CDO if such existing TruPS have been downgraded by one or more rating agencies and, as a result, are disposed of by the CDO.

Cohen & Company is required to provide us with at least 15 business days advance notice of the opportunity to exercise our right of first refusal, together with such information as may reasonably be necessary to enable us to make an informed investment decision. We have 15 business days after receipt of such notice to notify Cohen & Company of our desire to exercise the right of first refusal with respect to the investment.

Shared Facilities and Services Agreement

Our manager has entered into a shared facilities and services agreement with Cohen & Company pursuant to which Cohen & Company will provide our manager with certain facilities and services, including office space and management and personnel services, as well as other services that our manager may request so as to perform and discharge its duties under the management agreement. The shared facilities and services agreement shall remain in force until the earlier to occur of (1) the termination of the management agreement and (2) the expiration and non-renewal of the management agreement. Under the shared facilities and services agreement, our manager has to pay Cohen & Company the actual costs incurred by Cohen & Company in providing office space, access to file space, printers, copiers, kitchen and conference room facilities and secretarial services, plus an administrative charge of 10.0%. During the fiscal year ended December 31, 2008, we reimbursed our manager for approximately $0.2 million of expenses incurred under the shared facilities and services agreement.

Alesco Preferred Funding XVII Ltd. Collateral Management Fee Agreement

On March 6, 2008, Cohen & Company entered into a side letter agreement with us regarding Alesco Preferred Funding XVII, Ltd. CDO, or Alesco XVII CDO, in which we own 75% of the first tier preferred shares. Cohen & Company has agreed to remit to us 75% of the collateral management fees Cohen & Company receives on Alesco XVII CDO. Cohen & Company received $343,891 of collateral management fees from Alesco XVII CDO during the fiscal year ended December 31, 2008.

Emporia Agreement

On February 27, 2009, Cohen & Company sold each of the collateral management contracts of Emporia Preferred Funding I, Emporia Preferred Funding II, Ltd. and Emporia Preferred Funding III, Ltd. to an unrelated third party. We refer to Emporia Preferred Funding II, Ltd. and Emporia Preferred Funding III, Ltd. as Emporia II and Emporia III, respectively. We hold equity interests in Emporia II and III. The sale of the collateral management contracts resulted in a servicer default within our leveraged loan warehouse facility and the terms of the warehouse facility required that all principal and interest proceeds be utilized to amortize the warehouse lender’s outstanding debt balance. The leveraged loan warehouse facility was scheduled to terminate in May 2009. The sale of the Emporia II and Emporia III collateral management contracts required our consent as holder of the equity interests in Emporia II and Emporia III. In consideration for our consent to enter into such transaction, Cohen & Company and we entered into an arrangement whereby Cohen & Company will pay $3 million to us in the event that the proposed merger between us and Cohen & Company is not completed. The purpose of the payment is to compensate us for amounts that we would have otherwise received had the servicer default not occurred within the leveraged loan warehouse agreement. Additionally, we and Cohen & Company have agreed that we would be permitted to continue to offset the monthly base management fee and the quarterly incentive fee by Cohen & Company’s proportionate share of the collateral management fees paid in Emporia II and Emporia III. In the event that the proposed merger is completed, Cohen & Company will not be obligated to pay the $3 million to us. If the proposed merger is terminated, Cohen & Company will be required to pay the $3 million amount to us within ten business days of the termination date.

Transactions Between Our Company and Our Directors and Officers

Restricted Shares Award Agreements—Grant of Restricted Shares

We have entered into restricted shares award agreements with our executive officers and non-employee directors pursuant to which we have granted restricted shares. Under the restricted shares award agreements, our executive officers and non-employee directors are entitled to receive an equivalent number of shares of our common stock if and when the restricted shares vest. If our executive officers and non-employee directors voluntarily terminate their employment with us, or we terminate their employment for cause (as defined in our equity plan), any unvested portion of the restricted shares held by the executive officers and non-employee directors will be forfeited automatically as of the date of termination of employment and we will pay such officers and directors as soon as possible (and in no event more than 30 days) after such termination an amount equal to the lesser of (x) the amount paid by the executive officers and non-employee directors for such forfeited restricted shares and (y) the fair market value on the date of termination of the forfeited restricted shares. If the employment of our executive officers and non-employee directors is terminated due to death, disability or retirement, or is terminated by us for any reason other than cause, or in the event of a change of control (as defined in our equity plan) or the termination of the management agreement, then the restrictions on the unvested restricted shares held by such officers and directors will immediately lapse.

Indemnification Agreement

We and each of our directors and executive officers have entered into indemnification agreements. The indemnification agreements provide that we will indemnify the directors and the executive officers to the extent permitted by Maryland law against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened, pending or completed action, suit, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding to which any of them is, or is threatened to be, made a party by reason of their status as our director, officer or agent, or by reason of their serving as a director, officer or agent of another company at our request.

The Maryland General Corporation Law, or MGCL, permits a Maryland corporation to indemnify our present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made, or threatened to be made, a party by reason of their service in those or other capacities unless it is established that (a) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith or (2) was the result of active and deliberate dishonesty, (b) the director or officer actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. However, under the MGCL, a Maryland corporation may not indemnify for an adverse judgment in a suit by or in the right of the corporation or for a judgment of liability on the basis that personal benefit was improperly received. A court may order indemnification if it determines that the director is fairly and reasonably entitled to indemnification, even though the director did not meet the prescribed standard of conduct or was adjudged liable on the basis that personal benefit was improperly received; however, indemnification for an adverse judgment in a suit by or in the right of the corporation, or for a judgment of liability on the basis that personal benefit was improperly received, is limited to expenses.

In addition, the MGCL permits a Maryland corporation to advance reasonable expenses to a director or officer upon the corporation’s receipt of (a) a written affirmation by the director or officer of his good faith belief that he has met the standard of conduct necessary for indemnification by the corporation and (b) a written undertaking by him or on his behalf to repay the amount paid or reimbursed by the corporation if it shall ultimately be determined that the standard of conduct was not met. In addition, we have obtained directors and officers liability insurance, which covers our directors and executive officers.

Our Policies and Procedures With Respect to Related Party Transactions

Pursuant to the Management Agreement

Any determination made by or on behalf of us to purchase securities in CDOs or CLOs structured or managed by Cohen & Company is subject to the approval of a majority of our independent directors. In addition, any transaction between us and Cohen & Company or its affiliates not specifically permitted by the management agreement must be approved by a majority of our independent directors.

Other Related Party Transactions

It is the policy of our board of directors that all transactions involving amounts exceeding $120,000 between us and a related party must be approved or ratified by at least a majority of the members of our board of directors who are not interested in the transaction. A related party includes any director or executive officer, or his or her immediate family members, or stockholders owning 5% of more of our outstanding stock.

In determining whether to approve or ratify a related party transaction, our board of directors will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director will participate in any discussion or approval of a related party transaction for which he or she is a related party, except that the director will provide all material information concerning the related party transaction to our board of directors.

If a related party transaction will be ongoing, our board of directors may establish written guidelines for our management to follow in its ongoing dealings with the related party. The board of directors may delegate to our nominating and corporate governance committee the authority to review and assess, on at least an annual basis, any such ongoing relationships with the related party to see that they are in compliance with the board’s guidelines.

All related party transactions will be disclosed in our applicable filings with the SEC as required under SEC rules.

Director Independence

Our board of directors is comprised of a majority of independent directors. In order for a director to be considered “independent,” our board of directors must affirmatively determine, based upon its review of all relevant facts and circumstances and after considering all applicable relationships, if any, that each of the directors has no direct or indirect material relationship with us or our affiliates and satisfies the criteria for independence established by the NYSE and the applicable rules promulgated by the SEC. Our board of directors has determined that each of the following members of the board of directors is independent: Rodney E. Bennett, Marc Chayette, Thomas P. Costello, G. Steven Dawson, Jack Haraburda, Lance Ullom and Charles W. Wolcott. Our board of directors has determined that Daniel G. Cohen and James J. McEntee, III, our two other directors, are not independent because they are also our executive officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

During the years ended December 31, 2008 and 2007, Ernst & Young LLP provided various audit and non-audit services to us and our consolidated CDOs. The following table provides a summary of the aggregate fees for professional services rendered to us and our consolidated CDOs by Ernst & Young LLP for the years ended December 31, 2008 and 2007. These fees are described in more detail below:

	Year Ended December 31, (amounts in thousands)
	2008	2007
Audit Fees(1)	$1,063	$1,600
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	152
All Other(4)	307	584

Total	$1,370	$2,336

(1)

Audit fees relate to services rendered by Ernst & Young LLP in connection with: (a) the audit of the consolidated financial statements included in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) the audit of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002; (c) reviews of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q; (d) comfort letters, consents and other services related to SEC and other regulatory filings; and (e) accounting consultation attendant to the audit.

(2)	There were no audit related fees in 2008 and 2007.
(3)	Tax fees relate to services rendered by Ernst & Young LLP to our consolidated CDOs for tax compliance, tax planning, tax advisory and related tax services.
(4)	Includes agreed upon procedures fees relating to services rendered by Ernst & Young LLP to our consolidated CDOs.

Pre-Approval Policies and Procedures

Our audit committee must pre-approve all audit services and non-audit services provided to us or our subsidiaries by our independent registered public accounting firm, except for non-audit services covered by the de minimus exception in Section 10A of the Exchange Act. Our audit committee pre-approved all services provided by Ernst & Young LLP.

Our audit committee considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm at our audit committee’s regularly scheduled and special meetings. Our audit committee has delegated to its chairman, an independent member of our board of directors, the authority to grant pre-approvals of all audit, review and attest services and non-attest services other than the fees and terms for our annual audit, provided that any such pre-approval by the chairman shall be reported to our audit committee at its next scheduled meeting.

Our audit committee has considered whether the provision of these services is compatible with maintaining the independent registered public accounting firm’s independence and has determined that such services have not adversely affected the independence of our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS.

(a)	The following documents are filed as part of this report.

Exhibits:

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALESCO FINANCIAL INC.

By:	/s/ James J. McEntee, III
James J. McEntee, III
Chief Executive Officer and President

Date: April 30, 2009