Form 10-Q
period 2009-03-31
ALESCO FINANCIAL INC
filed 2009-05-11
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 11, 2009 there were 60,171,324 shares of common stock ($0.001 par value per share) of Alesco Financial Inc. outstanding.

ALESCO FINANCIAL INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

Alesco Financial Inc.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share information)

	As of March 31, 2009	As of December 31, 2008 (As Adjusted)
Assets
Investments in debt securities and security-related receivables, at fair value	$1,806,103	$2,079,750
Investments in loans
Residential mortgages	875,044	901,491
Commercial mortgages	7,464	7,464
Leveraged loans (including amounts held for sale at fair value of $96,287 and $63,601, respectively)	796,763	780,269
Loan loss reserve	(114,541)	(68,428)

Total investments in loans, net	1,564,730	1,620,796
Cash and cash equivalents	87,666	86,035
Restricted cash and warehouse deposits	77,194	54,059
Accrued interest receivable	22,777	31,435
Deferred tax asset	11,620	25,036
Other assets	33,839	37,820

Total assets	$3,603,929	$3,934,931

Liabilities and equity
Indebtedness
Trust preferred obligations, at fair value	$99,516	$120,409
Securitized mortgage debt	821,802	844,764
CDO notes payable (including amounts at fair value of $1,421,683 and $1,647,590, respectively)	2,127,013	2,342,920
Warehouse credit facilities	123,114	126,623
Recourse indebtedness	77,677	77,656

Total indebtedness	3,249,122	3,512,372
Accrued interest payable	21,668	30,530
Related party payable	5,899	4,880
Derivative liabilities	250,056	266,984
Other liabilities	11,531	12,165

Total liabilities	3,538,276	3,826,931
Equity
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 60,171,324 issued and outstanding, including 836,776 and 985,810 unvested restricted share awards, respectively	59	59
Additional paid-in-capital	484,742	484,612
Accumulated other comprehensive loss	(13,464)	(14,223)
Accumulated deficit	(441,329)	(405,496)

Total parent stockholders’ equity	30,008	64,952
Noncontrolling interests in subsidiaries	35,645	43,048

Total equity	65,653	108,000

Total liabilities and equity	$3,603,929	$3,934,931

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income (Loss)

(Unaudited and in thousands, except share and per share information)

	For the Three Months Ended March, 31, 2009	For the Three Months Ended March, 31, 2008 (As Adjusted)
Net investment income (loss):
Investment interest income	$99,884	$173,895
Investment interest expense	(58,953)	(139,784)
Provision for loan losses	(50,458)	(7,564)

Net investment income (loss)	(9,527)	26,547

Expenses:
Related party management compensation	3,876	4,715
General and administrative	3,973	3,615

Total expenses	7,849	8,360
Other income and expense:
Interest and other income	406	1,494
Net change in fair value of investments in debt securities and loans and non-recourse indebtedness	6,877	202,858
Net change in fair value of derivative contracts	(4,752)	(82,863)
Credit default swap premiums	—	(1,335)
Impairments on other investments and intangible assets	(2,077)	(8,557)
Net realized loss on sale of assets	(11,845)	(1,449)

Earnings (loss) before benefit (provision) for income taxes	(28,767)	128,335
Benefit (provision) for income taxes	(14,188)	427

Net income (loss)	(42,955)	128,762
Less: Net (income) loss attributable to noncontrolling interests	7,122	(43,875)

Net income (loss) attributable to common stockholders	$(35,833)	$84,887

Earnings (loss) per share—basic:
Basic earnings (loss) per share	$(0.60)	$1.40

Weighted-average shares outstanding—Basic	60,171,324	60,548,032

Earnings (loss) per share—diluted:
Diluted earnings (loss) per share	$(0.60)	$1.40

Weighted-average shares outstanding—Diluted	60,171,324	60,548,032

Distributions declared per common share	$—	$0.25

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and in thousands)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008 (As Adjusted)
Net income (loss)	$(42,955)	$128,762
Other comprehensive income (loss):
Net change in cash-flow hedges	1,386	2,583

Comprehensive income (loss)	(41,569)	131,345
Comprehensive income attributable to noncontrolling interests	(627)	(627)

Comprehensive income (loss) attributable to common stockholders	$(42,196)	$130,718

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Equity

(Unaudited and in thousands, except share information)

	Common Stock
	Shares	Par Value	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Parent Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2008 (As Adjusted)	59,185,514	$59	$484,612	$(14,223)	$(405,496)	$64,952	$43,048	$108,000
Net loss	—	—	—	—	(35,833)	(35,833)	(7,122)	(42,955)
Other comprehensive income	—	—	—	759	—	759	627	1,386
Stock-based compensation expense	149,034	—	130	—	—	130	—	130
Distributions to noncontrolling interests	—	—	—	—	—	—	(908)	(908)

Balance, March 31, 2009	59,334,548	$59	$484,742	$(13,464)	$(441,329)	$30,008	$35,645	$65,653

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008 (As Adjusted)
Operating activities:
Net income (loss)	$(42,955)	$128,762
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	50,458	7,564
Stock-based compensation expense	130	483
Net premium and discount amortization on investments and loans	(1,376)	(488)
Amortization of deferred financing costs	354	517
Accretion of discounts on indebtedness	152	272
Net change in fair value of derivative contracts	(13,425)	80,717
Net change in fair value of investments in debt securities and loans and non-recourse indebtedness	(6,877)	(202,858)
Impairments on other investments and intangible assets	2,077	8,557
Net realized loss on sale of assets	11,845	1,449
Proceeds from sale of real estate owned	3,465	—
Changes in assets and liabilities:
Accrued interest receivable	8,698	8,006
Other assets	12,389	66,404
Accrued interest payable	(11,230)	(13,728)
Related party payable	1,019	(45)
Other liabilities	(50)	(2,107)

Net cash provided by operating activities	14,674	83,505
Investing activities:
Purchase of investments in debt securities and security-related receivables	—	(5,030)
Principal repayments from investments in debt securities and security-related receivables	6,681	8,101
Purchase of loans	(3,358)	(83,155)
Principal repayments from loans	40,920	64,373
Proceeds from sale of loans	6,198	41,045
Proceeds from sale of investments in debt securities and security-related receivables	—	910
(Increase) decrease in restricted cash and warehouse deposits	(23,136)	7,696

Net cash provided by investing activities	27,305	33,940
Financing activities:
Proceeds from issuance of CDO notes payable	10,000	27,386
Repayments of CDO notes payable	(22,235)	(11,797)
Proceeds from warehouse credit facilities	—	115,615
Repayments of warehouse credit facilities	(3,509)	(134,155)
Repayments of securitized mortgage debt	(23,113)	(31,620)
Repayments of other derivative contracts	(583)	(2,628)
Distributions to noncontrolling interests in CDOs	(908)	(6,432)
Distributions paid to common stockholders	—	(18,770)

Net cash used in financing activities	(40,348)	(62,401)

Net change in cash and cash equivalents	$1,631	$55,044
Cash and cash equivalents at the beginning of the period	86,035	80,176

Cash and cash equivalents at the end of the period	$87,666	$135,220

Supplemental cash flow information:
Transfer of residential mortgage loans to real estate owned	$1,654	$5,103
Distributions payable	—	14,860
Non-cash purchase of debt securities	4,999	—
Non-cash sale of debt securities	4,999	—

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of March 31, 2009

(Unaudited and in thousands, except share and per share amounts)

NOTE 1: THE COMPANY

Alesco Financial Trust (”AFT”) was organized as a Maryland real estate investment trust (“REIT”) on October 25, 2005 and commenced operations on January 31, 2006. On January 31, 2006, February 2, 2006, and March 1, 2006, AFT completed the sale of 11,107,570 common shares of beneficial interest at an offering price of $10.00 per share in a private offering. AFT received proceeds from this offering of $102.4 million, net of placement fees and offering costs.

On October 6, 2006, the merger between AFT and Sunset Financial Resources, Inc. (“Sunset”) was completed and the combined company was renamed Alesco Financial Inc. Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, as amended by letter agreements dated September 5, 2006 and September 29, 2006, upon the completion of the merger, each share of beneficial interest of AFT was converted into 1.26 shares of common stock of Sunset, which resulted in the issuance of 14,415,530 shares of common stock. In accordance with U.S. generally accepted accounting principles (“GAAP”), the transaction was accounted for as a reverse acquisition, and AFT was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were required to be revalued as of the acquisition date. As used in these consolidated financial statements, the term the “Company,” “we,” “us” and “our” refer to the operations of AFT from January 31, 2006 through October 6, 2006, and the combined operations of the merged company subsequent to October 6, 2006. “Sunset” refers to the historical operations of Sunset Financial Resources, Inc. through October 6, 2006, the merger date.

Sunset was incorporated in Maryland on October 6, 2003, completed its initial public offering of common stock on March 22, 2004 and was traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “SFO.” Sunset elected to be taxed as a REIT for U.S. federal income tax purposes and the Company intends to continue to comply with these tax provisions. On October 9, 2006, the Company began trading on the NYSE under the ticker symbol “AFN.” On November 27, 2006, the Company closed a public offering of 30,360,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.00 per share, net of placement fees and offering costs. On June 25, 2007, the Company closed a public offering of 8,000,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $9.25 per share, net of placement fees and offering costs.

The Company is a specialty finance company that has historically invested primarily in the following target asset classes, subject to maintaining the Company’s status as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and its exemption from regulation under the Investment Company Act of 1940, as amended, or the Investment Company Act:

•

subordinated debt financings, primarily in the form of trust preferred securities, or TruPS, issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies;

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

The Company may also invest opportunistically from time to time in other types of investments within its manager’s and Cohen Brothers, LLC’s (“Cohen & Company” or “Cohen”) areas of expertise and experience, subject to maintaining its qualification as a REIT and an exemption from regulation under the Investment Company Act.

Proposed Merger with Cohen & Company

On February 20, 2009, the Company signed a definitive merger agreement with Cohen & Company, the parent of the Company’s manager. The Company’s Board of Directors and Cohen’s Board of Managers have each unanimously approved the transaction. In the proposed merger, Cohen & Company will merge with a subsidiary of the Company and will survive the merger as a subsidiary of the Company. In the proposed merger, (i) members who own Class A units of membership interest and Class B units of membership interest in Cohen & Company will have the option to exchange their membership units in Cohen & Company for either 0.57372 shares of the Company’s common stock or 0.57372 replacement units of membership interest in Cohen & Company and (ii) Daniel G. Cohen, who owns Class C units of membership interest in Cohen & Company, will be entitled to receive one share of our Series A Voting Convertible Preferred Stock, par value $0.001 per share, which is referred to herein as the Series A share. The Series A share will have no economic rights but will entitle the holder thereof to elect one-third of our board of directors. In 2010, the holder of the Series A share may convert the Series A share into our Series B Voting Non-Convertible Preferred Stock, par value $0.001 per share, which will have no economic rights but will entitle such holder to vote together with our stockholders on all matters presented to our stockholders and to exercise approximately 31.9% of the voting power of our common stock. The replacement units of membership interest in Cohen & Company may be exchanged into an equivalent number of our common stock in the future, after specified lock-up periods. Holders of the Company’s common stock will continue to hold their shares of the Company. Pursuant to the merger agreement, the Company expects to complete a 1 for 10 reverse split of its common stock. It is currently expected that the Company’s current shareholders will own 56.5% of the Company’s shares of common stock immediately after the merger and former unit holders of Cohen & Company will hold the balance; however, the actual percentages will not be known until members of Cohen & Company have made their elections to receive the Company’s common stock or replacement units of Cohen & Company. If all Cohen & Company membership interests were to be converted into the Company’s common stock shares, the Company’s current shareholders would own 38.5%, and former Cohen & Company members would own 61.5%, of the combined company. Cohen & Company will be treated as the acquirer for accounting purposes.

The proposed merger, which is expected to close during the second half of 2009, is subject to a number of closing conditions, including the receipt of third party consents and other conditions set forth in the definitive merger agreement. In addition, the merger is subject to approval by the affirmative vote of a majority of the votes cast by holders of the Company’s common stock, provided that the number of votes cast on the matter represents 50% in interest of all securities entitled to vote on the matter.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2008, included in our Annual Report on Form 10-K. See “Item 15-Exhibits and Financial Statement Schedules” included in our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows, are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its majority-owned and/or controlled subsidiaries and those entities for which the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”) on January 1, 2009. Accordingly, for consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as net income (loss) attributable to noncontrolling interests on the consolidated statements of income, and the portion of the stockholders’ equity of such subsidiaries is presented as noncontrolling interests in subsidiaries on the consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s parent stockholders’ equity includes the effects of accounting for each of the underlying assets and liabilities of our consolidated variable interest entities (“VIEs”) as a separate unit of account. The creditors of each VIE consolidated within the Company’s consolidated financial statements have no recourse to the general credit or assets of the Company. The Company’s maximum exposure to loss as a result of its involvement with each VIE is limited to the capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

The following table presents information as of March 31, 2009 about VIEs which the Company consolidates (dollars in thousands):

	TruPS CDOs	Leveraged Loan CLOs and Warehouse Facility	Residential Mortgage Securitization	Kleros Real Estate (MBS) CDOs	Total
Consolidated VIE assets	$1,412,255	$838,267	$819,795	$422,442	$3,492,759
Consolidated VIE liabilities	1,375,637	833,103	825,932	422,442	3,457,114
Noncontrolling interests in consolidated VIE subsidiaries	31,684	3,961	—	—	35,645
Maximum exposure to loss:(1)
Debt and equity interests in CDOs, CLOs and other securitization vehicles	218,570	48,100	54,352	90,000	411,022
Warehouse facility	—	38,475	—	—	38,475

Total maximum exposure to loss	$218,570	$86,575	$54,352	$90,000	$449,497

(1)	Represents our total investments in VIEs, and is not adjusted for losses incurred to date.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 also defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. The Company elected to apply the fair value option for its investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The Company elected the fair value option for these instruments to enhance the transparency of its financial condition.

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

Effective January 1, 2008, the Company is not classifying any of its investments as available-for-sale. As it relates to investments that may be classified as available-for-sale securities in the future, the Company will exercise judgment to determine whether an investment security had sustained an other-than-temporary decline in fair value. If the Company determines that an investment security has sustained an other-than-temporary decline in its fair value, the investment security will be written down to its fair value by a charge to earnings, and the Company will establish a new cost basis for the investment. The Company’s evaluation of an other-than-temporary decline will be dependent on specific facts and circumstances relating to the particular investment. Factors that the Company will consider in determining whether an other-than-temporary decline in fair value has occurred include, but are not limited to: the estimated fair value of the investment in relation to its cost basis; the length of time the security had a decline in estimated fair value below its amortized cost; the financial condition of the related entity and industry events; changes in estimated cash flows from the investment; external credit ratings and recent downgrades of such credit ratings; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment. For MBS that are not of high credit quality at acquisition, the Company will perform impairment analyses in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”). When adverse changes in estimated cash flows occur as a result of actual or expected prepayment and credit loss experience, an other-than-temporary impairment will be deemed to have occurred. Accordingly, the security will be written down to fair value, and the loss will be recognized in current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.

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

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into the consolidated statement of income over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income. The Company had no instruments designated as hedges during the three month periods ended March 31, 2009 and 2008, respectively.

The Company enters into derivatives that do not qualify for hedge accounting or for which the Company may not elect hedge accounting, including interest rate swaps, interest rate caps and floors, credit default and total return swaps, under SFAS No. 133. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of income. The fair value of credit default swaps is based on quotations from third-party brokers.

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

Income Taxes

For tax purposes, Sunset is deemed to have acquired AFT on October 6, 2006. Sunset elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and subsequent to the merger the Company continues to comply with these requirements. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution and share ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. Management believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurances that these criteria will continue to be met in subsequent periods.

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

During the three-months ended March 31, 2009, the Company recorded $14.2 million of provision for income taxes primarily relating to increases to the fair value of certain leveraged loans classified as held-for-sale. The $13.4 million decrease in the Company’s deferred tax asset as of March 31, 2009 as compared to the deferred tax asset as of December 31, 2008 is also primarily attributable to the change in fair value of certain leveraged loans classified as held-for-sale.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. As of January 1, 2009, the Company adopted SFAS No. 160 and the adoption of SFAS No. 160 resulted in the following changes to the presentation of the Company’s prior period consolidated financial statements: (1) reclassified all amounts previously included within the “Minority interests” financial statement caption to the “Noncontrolling interests in subsidiaries” financial statement caption, which is included within the equity section of the Company’s consolidated balance sheets; (2) consolidated net income (loss) was adjusted to include net income (loss) attributable to both the controlling and noncontrolling interests; and (3) consolidated comprehensive income (loss) was adjusted to include comprehensive income (loss) attributable to both the controlling and noncontrolling interests. The adoption of SFAS No. 160 did not have an impact on net income (loss) for any prior periods. However, the net loss attributable to the Company’s common stockholders for the three-months ended March 31, 2009 decreased $14.4 million, or $0.24 per diluted share, as a result of SFAS No. 160’s requirement that noncontrolling interests continue to be attributed their share of losses even if that attribution results in a deficit noncontrolling interest balance.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in parent stockholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires companies to retroactively apply the requirements of the pronouncement to all periods presented. As of January 1, 2009, the Company adopted FSP APB 14-1 and the effect of adoption was not material to the three months ended March 31, 2009 and 2008. However, the consolidated financial statements as of and for the year ended December 31, 2008 have been retroactively restated for the adoption, which resulted in an increase to the Company’s net loss of $1.6 million, or $0.03 per diluted share, and a $2.2 million increase to parent stockholders’ equity at January 1, 2008.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As of January 1, 2009, the Company adopted FSP EITF 03-6-1 and all prior-period earnings per share data presented was adjusted retrospectively. The effect of adoption was a reduction to basic and diluted earnings (loss) per share by $0.03 for the three-months ended March 31, 2008, and there was no material impact to the three-months ended March 31, 2009.

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF No. 07-5 did not have a material impact on our consolidated financial statements.

In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for qualifying special purpose entities (“QSPEs”), a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be re-evaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s consolidated financial statements as the Company may be required to deconsolidate certain assets and liabilities due to the ongoing evaluation of its primary beneficiary status. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based an analysis under the current FIN 46R consolidation model. The proposed revisions, as currently drafted, would be effective for fiscal years that begin after November 15, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt FSP FAS 157-4 in the second quarter of 2009 and does not expect the adoption to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not have any securities classified as available-for-sale and therefore, upon adoption in the second quarter of 2009 does not expect FSP FAS 115-2 and FAS 124-2 to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 and does not expect the adoption to have a material effect on our consolidated financial statements.

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Assets and Liabilities at Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investment in TruPS and TruPS security-related receivables	$—	$—	$1,395,015	$1,395,015
MBS	—	—	411,088	411,088

Total Assets	$—	$—	$1,806,103	$1,806,103

	Assets and Liabilities at Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
TruPS CDO notes payable	$—	$—	$1,126,668	$1,126,668
MBS CDO notes payable	—	—	295,015	295,015
TruPS obligations	—	—	99,516	99,516
Derivative liabilities	—	249,456	600	250,056

Total Liabilities	$—	$249,456	$1,521,799	$1,771,255

The tables presented below summarize the change in asset and liability carrying values associated with Level 3 financial instruments during the three-months ended March 31, 2009 (amounts in thousands):

Assets	Investment in TruPS and TruPS Security-Related Receivables	MBS	Total
Balance at December 31, 2008	$1,621,480	$458,270	$2,079,750
Net payments, purchases and sales	(10,281)	(5,669)	(15,950)
Net transfers in/(out)	—	—	—
Gains/(losses) recorded in income	(216,184)	(41,513)	(257,697)

Balance at March 31, 2009	$1,395,015	$411,088	$1,806,103

Liabilities	TruPS CDO Notes Payable	MBS CDO Notes Payable	TruPS Obligations	Derivative Instruments	Total
Balance at December 31, 2008	$1,314,037	$333,553	$120,409	$850	$1,768,849
Net payments, purchases and sales	(14,371)	(7,863)	—	—	(22,234)
Net transfers in/(out)	—	—	—	—	—
(Gains)/losses recorded in income	(172,998)	(30,675)	(20,893)	(250)	(224,816)

Balance at March 31, 2009	$1,126,668	$295,015	$99,516	$600	$1,521,799

NOTE 4: INVESTMENTS IN DEBT SECURITIES

The following table summarizes the Company’s investments in debt securities and security-related receivables as of March 31, 2009:

Investment Description	Amortized Cost	Cumulative Net Change in Fair Value	Estimated Fair Value	Weighted Average Coupon	Weighted- Average Years to Maturity
TruPS and subordinated debentures and security-related receivables	$5,532,009	$(4,136,994)	$1,395,015	4.7%	27.4
MBS	2,030,142	(1,619,054)	411,088	2.4%	6.9

Total	$7,562,151	$(5,756,048)	$1,806,103	4.1%	21.9

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

The Company’s investments in security-related receivables represent securities owned by CDO entities that are collateralized by TruPS and subordinated debentures owned by a consolidated subsidiary where the transfers are accounted for as financings under SFAS No. 140. These transactions are accounted for as financings due to certain constraints that limit further pledging or exchanging of the assets and the continuing involvement of investment banks with each of these transactions. As of March 31, 2009, the Company’s consolidated financial statements included $265.4 million of security-related receivables held at fair value.

As of March 31, 2009, the aggregate principal amount of investments in the 46 TruPS investments that have defaulted or are currently deferring interest payments is $726.5 million, representing approximately 14.1% of the Company’s combined TruPS portfolio. As of March 31, 2009, the $307.5 million of defaulted securities have been completely written-off in the Company’s consolidated financial statements. For the three-month period ended March 31, 2009, investment interest income is net of a $9.1 million reserve for interest income related to the $726.5 million of currently deferring and defaulted securities.

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

At March 31, 2009 approximately 67% of the Company’s investments in MBS were rated below AAA. Additionally, 15% of MBS have a weighted-average FICO score less than 625 (generally considered to be subprime).

As previously disclosed, we received written notice from the trustees of Kleros Real Estate I, II and IV that each CDO experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation will be used to repay the controlling class debtholder. As of the current date, the controlling class debtholders of Kleros Real Estate I, II and IV have not exercised their rights to liquidate any of the CDOs. Since the Company is not receiving any cash flow from its investments in any of the Kleros Real Estate CDOs, the events of default described above do not have any further impact on the Company’s cash flows. However, the assets of the Kleros Real Estate I, II and IV CDOs and the income they generate for tax purposes are a component of the Company’s REIT qualifying assets and income. If more than one of the three remaining Kleros Real Estate CDOs is liquidated, the Company may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If the Company is not able to invest in sufficient other REIT qualifying assets, its ability to qualify as a REIT could be materially adversely affected.

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

NOTE 5: LOANS

The Company’s investments in loans are accounted for at amortized cost and in the case of certain leveraged loans, at the lower of cost or market. The following table summarizes the Company’s investments in loans as of March 31, 2009:

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Cumulative Unrealized Gain / (Loss)	Carrying Amount	Number of Loans	Weighted- Average Interest Rate		Weighted- Average Contractual Maturity Date
5/1 Adjustable rate residential mortgages	$593,654	$6,578	$—	$600,232	1,446	6.3%		July 2036
7/1 Adjustable rate residential mortgages	202,237	3,284	—	205,521	472	6.6%		Dec 2036
10/1 Adjustable rate residential mortgages	68,048	1,243	—	69,291	184	6.8%		Sept 2036
Commercial loan	7,464	—	—	7,464	1	21.0%		—
Leveraged loans	867,537	(10,244)	(60,530)	796,763	435	5.4%		May 2013

Total	$1,738,940	$861	$(60,530)	$1,679,271	2,538	5.9	%(1)

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

As of March 31, 2009, the Company continues to classify all of the leveraged loans included in its warehouse facility with a third party as held for sale. During the three-months ended March 31, 2009, the Company recorded a $40 million increase to the fair value of these leveraged loans. The fair value increase was primarily attributable to a tightening of estimated credit spreads as evidenced by comparable market leveraged loan data. During the fourth quarter of 2008, the Company determined that it no longer had the intent to hold these particular loans to maturity or for the foreseeable future. The warehouse facility that provides short-term financing for approximately $157.1 million of par value of leveraged loans is scheduled to mature in May 2009 and, as previously disclosed, is currently in default. If the securitization markets remain effectively closed for the foreseeable future, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $38.5 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

The Company has the positive intent and ability to hold its loan portfolio, except the leveraged loans included in the warehouse described above, until maturity or at least for the foreseeable future. The held for investment portion of our portfolio is financed on a long term basis through securitization vehicles.

The Company maintains an allowance for loan losses based on management’s evaluation of known losses and inherent risks in the portfolios, which considers historical and industry loss experience, economic conditions and trends, estimated fair values and the quality of collateral and other relevant quantitative and qualitative factors. Specific allowances for losses are established for potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). The following table summarizes the Company’s allowance for loan losses:

	As of March 31, 2009	As of December 31, 2008
Leveraged loans	$46,742	$26,765
Residential mortgages	67,799	41,663

Total	$114,541	$68,428

The following table provides a roll-forward of our loan loss reserves:

For the Three-Months Ended March 31, 2009
Balance, December 31, 2008	$68,428
Additions	50,458
Charge-offs	(4,345)

Balance, March 31, 2009	$114,541

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans (dollar amounts in thousands):

	As of March 31, 2009		As of December 31, 2008
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 60 days	84	$34,326	145	$58,742
61 to 90 days	58	23,978	48	21,182
Greater than 90 days	325	134,960	209	82,328

Total	467	$193,264	402	$162,252

As of March 31, 2009, the Company has placed $135 million of residential mortgage loans on non-accrual status. During the three-month period ended March 31, 2009, the Company did not recognize approximately $1.4 million of interest income for loans that were in non-accrual status.

As of March 31, 2009, the Company had foreclosed on 51 residential mortgage loans with a fair value of $11.0 million which are classified as REO. The Company records REO property at fair value within other assets in its consolidated balance sheet. During the three-month period ended March 31, 2009, the Company recorded impairments of $2.1 million as a result of changes in fair value of REO property. Additionally, during the three-month period ended March 31, 2009, the Company sold REO properties with a fair value of $5.6 million for a realized loss of $1.1 million

As of March 31, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $16.3 million. The overcollateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. As of the date of this filing, we have not experienced an overcollateralization failure in any of our leveraged loan CLOs. However, as a result of a partial failure of an interest diversion test during April 2009, we did experience a reduction in our quarterly cash distribution from an Emporia CLO. The partial failure was primarily attributable to the recent increase in defaulted assets collateralizing the CLO. The interest diversion test was cured in April 2009, however, the current state of the credit markets and the economy in general increases the likelihood of defaults and ratings agency downgrades on the underlying collateral of our CLOs.

As of March 31, 2009, approximately $861.9 million of the principal amount of the Company’s residential mortgages was pledged as collateral for securitized mortgage debt. In addition, substantially all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CLO notes payable.

As of March 31, 2009, 47.3% of the carrying value of the Company’s residential mortgages were concentrated in residential mortgages collateralized by property in California.

NOTE 6: INDEBTEDNESS

The following table summarizes the Company’s total indebtedness as of March 31, 2009 (includes recourse and non-recourse indebtedness):

Description	Amortized Cost	Cumulative Net Change in Fair Value	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Weighted- Average Contractual Maturity
Non-recourse indebtedness:
Trust preferred obligations	$385,600	$(286,084)	$99,516	1.7% to 9.3%	4.6%	Oct 2036
Securitized mortgage debt	821,802	—	821,802	5.0% to 6.0%	5.7%	Dec 2046
CDO notes payable (1)	8,436,837	(6,309,824)	2,127,013	0.7% to 7.9%	1.7%	Mar 2039
Warehouse credit facilities	123,114	—	123,114	3.7%	3.7%	May 2009

Total non-recourse indebtedness	$9,767,353	$(6,595,908)	$3,171,445

Recourse indebtedness:
Junior subordinated debentures	$49,614	—	$49,614	5.6% to 9.5%	7.9%	Aug 2036
Contingent convertible debt	28,063	—	28,063	7.6%	7.6%	May 2027

Total recourse indebtedness	$77,677	—	$77,677

Total indebtedness	$9,845,030	$(6,595,908)	$3,249,122

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation. Carrying amount includes $1.4 billion of liabilities at fair value.

Recourse indebtedness refers to indebtedness that is recourse to the general assets of the Company. As indicated in the table above, the Company’s consolidated financial statements include recourse indebtedness of $77.7 million as of March 31, 2009. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs, CLOs and other securitization vehicles) which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to the general credit of the Company. As of March 31, 2009, the Company’s maximum exposure to economic loss as a result of its involvement with each VIE is the $449.5 million of capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

(a)	Repurchase agreements

As of March 31, 2009, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

(b)	Trust preferred obligations

Trust preferred obligations finance subordinated debentures acquired by Trust VIEs that are consolidated by the Company for the portion of the total TruPS that are owned by entities outside of the consolidated group. These trust preferred obligations bear interest at either variable or fixed rates until maturity, generally 30 years from the date of issuance. The Trust VIE has the ability to prepay the trust preferred obligation at any time, without prepayment penalty, after five years. The Company does not control the timing or ultimate payment of the trust preferred obligations. Effective January 1, 2008, the Company elected the fair value option pursuant to SFAS No. 159 for trust preferred obligations.

(c)	CDO notes payable

CDO notes payable represent notes payable issued by CDO entities used to finance the acquisition of TruPS, MBS, and leveraged loans. Substantially all of the TruPS collateralizing CDO notes payable are obligations of banks, bank holding companies and insurance companies. The obligors under the leveraged loans come from a variety of industries. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Effective January 1, 2008, the Company elected the fair value option pursuant to SFAS No. 159 for TruPS and MBS CDO notes payable.

(d)	Warehouse Credit Facilities

As of March 31, 2009, the Company’s consolidated financial statements included $123.1 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to an on-balance sheet warehouse facility entered into by a subsidiary of the Company with the intention of financing the acquisition of leveraged loans on a short-term basis until longer-term financing is available. Despite the fact that the Company has recorded cumulative reductions in fair value of $60.5 million on the leveraged loans included in the warehouse facility, the Company’s maximum economic exposure to loss on the warehouse credit facility is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangement. As of March 31, 2009, the Company has invested $38.5 million of capital in this financing arrangement, which is scheduled to mature in May 2009. As previously disclosed, the warehouse is currently in default and therefore, there is no borrowing capacity, the facility is bearing a penalty interest rate equal to the daily commercial paper rate plus 300 basis points, and all principal and interest collections are used to amortize the warehouse credit facility debt. If the securitization markets remain effectively closed for the foreseeable future, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $38.5 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

(e)	Recourse Indebtedness – Contingent Convertible Senior Notes

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

As discussed in Note 2, the Company has adopted FSP APB 14-1 effective as of January 1, 2009 and has retrospectively applied FSP APB 14-1 to the terms of its contingent convertible debt as they existed for all periods presented. FSP APB 14-1 requires the Company to account separately for the liability and equity components of its contingent convertible debt in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate. Pursuant to the retrospective application of FSP APB 14-1, at January 1, 2008, the Company recorded a $2.2 million increase to additional paid-in-capital relating to the equity component and a corresponding discount to its contingent convertible debt. The unamortized discount was $0.6 million and $0.5 million as of December 31, 2008 and March 31, 2009, respectively, and will be amortized through May 2012.

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

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

The Company and the VIEs included in the Company’s consolidated financial statements may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with certain operating and financial structures as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its consolidated VIEs may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to credit loss for the free-standing derivative arrangement and its consolidated VIEs are potentially exposed to credit loss for all other derivative instruments detailed below.

The table below summarizes the aggregate notional amount and estimated net fair value of the Company’s derivative instruments (amounts in thousands):

	As of March 31, 2009
	Notional	Net Fair Value
Interest Rate Related:
Interest rate swaps	$1,824,059	$(249,237)
Basis swaps	385,000	(219)
Free-standing derivative	8,750	(600)

Total	$2,217,809	$(250,056)

The following table summarizes by derivative instrument type the effect on income for the following periods (amounts in thousands):

	For the three-months ended March 31, 2009		For the three-months ended March 31, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)
Interest rate swaps	$(1,386)	$(4,227)	$(2,583)	$(91,411)
Basis swaps	—	611	—	240
Free-standing derivative	—	250	—	—
Credit default swaps	—	—	—	10,891

Net change in fair value of derivative contracts	$(1,386)	$(3,366)	$(2,583)	$(80,280)

Cash Flow Hedges

The Company has entered into various interest rate swap contracts to hedge interest rate exposure relating to CDO notes payable and warehouse credit facilities that are used to finance investments in our target asset classes.

Prior to January 1, 2008, the Company designated interest rate swap contracts as cash flow hedges at inception and determined at each reporting period whether or not the interest rate swap contracts are highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Certain of the Company’s interest rate swap contracts were not designated as interest rate hedges at inception; therefore the change in fair value during the period in which the interest rate swap contracts were not designated as hedges was recorded within net change in fair value of derivative contracts in the consolidated statements of income (loss). Effective January 1, 2008, we adopted the fair value option under SFAS No. 159 for our TruPS and MBS CDO notes payable and therefore, have discontinued hedge accounting for all of the interest rate swaps associated with those transactions.

As of March 31, 2009, the maximum length of time over which the Company was hedging its exposure to the variability of future cash flows for forecasted transactions is approximately 9 years. Based on amounts included in the accumulated other comprehensive loss as of March 31, 2009 from designated interest rate swaps, the Company expects to recognize a decrease of $3.0 million in interest expense over the next twelve months.

Credit Default Swaps

During June 2008, the Company sold the subsidiary that owned $87.5 million notional value of CDS positions for $70.4 million in proceeds. Following the June 2008 sale, the Company no longer holds any investments in CDS.

Free-Standing Derivative

During October 2007, a subsidiary of the Company entered into a derivative arrangement with a third party. Under the agreement, the Company is obligated to make payments to the third party in the event that the Class A-1 Notes of Alesco Preferred Funding XIV, Ltd. (Alesco XIV CDO) fails to: (1) make scheduled principal or interest payments on its $430 million senior secured notes due in 2037; and (2) the debt issued by a particular insurance issuer that collateralizes Alesco XIV defaults. The notional amount of the contract is $8.8 million. The Company is also subject to margin requirements in the event that the Class A-1 Notes of Alesco XIV CDO are downgraded below AAA. During the three-months ended March 31, 2009, the Class A-1 Notes of Alesco XIV CDO were downgraded to “A+” and as a result the Company is required to post approximately $2.2 million of margin collateral. The maximum amount of the margin exposure is equal to the notional amount of the contract and the amount of required margin varies based upon the Company’s outstanding equity balance and the rating level assigned to the Alesco XIV Class A-1 Notes.

NOTE 8: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the following periods (dollars in thousands, except per share data):

	For the three- months ended March 31, 2009	For the three- months ended March 31, 2008
Net income (loss) attributable to common stockholders	$(35,833)	$84,887

Weighted-average common shares outstanding—Basic & Diluted	60,171,324	60,548,032

Earnings (loss) per share—Basic	$(0.60)	$1.40

	For the three- months ended March 31, 2009	For the three- months ended March 31, 2008
Earnings (loss) per share—Diluted	$(0.60)	$1.40

Anti-dilutive shares	—	—

NOTE 9: MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Company’s Chairman of the Board and other officers serve as executive officers of Cohen & Company, of which the manager is an affiliate. The manager handles the Company’s day-to-day operations, provides the Company with office facilities, and administers the Company’s business activities through the resources of Cohen. The management agreement was executed on January 31, 2006 between the manager and AFT and, upon the closing of the merger on October 6, 2006, the Company assumed the management agreement. The initial term expired on December 31, 2008 and was renewed for an additional one year term. The management agreement will continue to be automatically renewed for a one-year term on each anniversary date thereafter unless two-thirds of the independent directors or the holders of at least a majority of the outstanding shares of common stock vote not to automatically renew the management agreement.

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

During the three-months ended March 31, 2009 and 2008, the Company incurred $0.1 million and $1.4 million, respectively, in base management fees and $0 and $0.9 million, respectively, of incentive fees. During the three-months ended March 31, 2009 and 2008, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $0.1 million and $2.3 million, respectively.

During three-months ended March 31, 2009 and 2008, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $3.8 million and $4.3 million, respectively. During the same periods, Cohen & Company earned origination, structuring and placement fees of $0 and $0.8 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen & Company received $43 thousand and $15 thousand, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties. During the three-months ended March 31, 2009, Cohen & Company’s broker-dealer subsidiary earned $0.2 million of commission income as a result of an exchange transaction involving a TruPS VIE entity, which is included in our consolidated financial statements.

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

As previously disclosed, on February 27, 2009, Cohen & Company sold each of the Emporia I, II and III collateral management contracts (the Company has equity interests in Emporia II and III) to an unrelated third party. The sale of the collateral management contracts resulted in a servicer default under our leveraged loan warehouse facility and the terms of the warehouse facility required that all principal and interest proceeds be utilized to amortize the warehouse lender’s outstanding debt balance. The leveraged loan warehouse facility is scheduled to terminate in May 2009. The sale of the Emporia II and III collateral management contracts required the Company’s consent as holder of the equity interests in Emporia II and III. In consideration for the Company’s consent to enter into such transaction, Cohen & Company and the Company entered into an arrangement which requires Cohen & Company to pay $3 million to the Company in the event that the proposed merger is not completed. The purpose of the payment is to compensate the Company for amounts that it would have otherwise received had the servicer default not occurred under the leveraged loan warehouse agreement. In the event that our proposed merger with Cohen & Company is consummated, Cohen & Company shall not be obligated to pay the $3 million to the Company. If the merger agreement with Cohen & Company is terminated, such amount shall be paid by Cohen & Company to the Company within 10 business days of the termination date. Additionally, Cohen and the Company agreed that the Company shall be permitted to continue to offset the monthly base management fee and the quarterly incentive fee by the Company’s proportionate share of the collateral management fees paid in Emporia II and III.

NOTE 10: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

The leveraged loan CLO vehicles consolidated by the Company may be committed to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the CLO vehicle to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of March 31, 2009 the consolidated CLO vehicles had commitments to fund $17.1 million of leveraged loans. The CLO vehicles will use amounts currently included in restricted cash to fund these commitments.

As of March 31, 2009, the consolidated CLO entities have requirements to purchase $39.4 million of additional collateral assets in order to complete the accumulation of the required amount of collateral assets. Of this amount, $32.2 million has already been advanced to consolidated CLOs through CLO notes payable and is included within restricted cash on the consolidated balance sheet as of March 31, 2009.

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

NYSE Continued Listing Standard

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse stock split of the outstanding shares of its common stock. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. However, on February 26, 2009, the NYSE granted NYSE-listed companies a reprieve from the NYSE’s $1 minimum price requirement until June 30, 2009. In addition, the NYSE extended until June 30, 2009 the temporary lowering of its market-capitalization standard to $15 million for listed companies, which generally requires that average market capitalization of a NYSE-listed company be at least $25 million over any 30 consecutive trading day period. We therefore have until August 13, 2009 to become compliant with the NYSE minimum share price standard. If we fail to meet any of the NYSE’s other listing standards, however, we may be delisted for failing to comply with the continued listing standards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions constitute “forward-looking statements” within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. These risks include our failure to successfully execute our business plan, continued disruption in the U.S. credit markets generally and the mortgage loan and CDO markets particularly, our ability to timely consummate the merger with Cohen & Company, our inability to gain access to additional financing, the limited availability of additional investment portfolios for future acquisition, performance of our existing investments, our failure to maintain REIT status, our ability to restore compliance with NYSE continued listing standards, or, in the event that we are unable to maintain our listing with the NYSE, our ability to comply with the initial listing standards of the NYSE or another securities exchange, the cost of capital, as well as the additional risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission (the “SEC”). We disclaim any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

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

Overview

We are a specialty finance company that has historically invested in the following asset classes, subject to maintaining our qualification as a REIT under the Internal Revenue Code and our exemption from regulation under the Investment Company Act:

•	subordinated debt financings, primarily in the form of TruPS issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies;

•	leveraged loans made to small and mid-sized companies in a variety of industries, including the consumer products and manufacturing industries; and

•	mortgage loans, other real estate-related senior and subordinated debt securities and RMBS.

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

Our investment strategy has historically been focused on investing in our target asset classes. The disruption in the credit markets has directly impacted and continues to directly impact our business because our investment strategy is primarily focused on making investments in our target asset classes and financing those investments on a short-term basis through on and off-balance sheet warehouse facilities or other short-term financing arrangements and financing those investments on a long-term basis with securitization vehicles, including CDOs and CLOs. Our historical financing strategy involved the use of significant amounts of leverage, which has resulted in increased losses in our portfolios. We expect that our use of leverage will continue to have the effect of increasing losses in this current period of unfavorable economic conditions.

Our Proposed Merger with Cohen & Company

As previously disclosed, we entered into a definitive merger agreement with Cohen & Company on February 20, 2009. Our Board of Directors and Cohen & Company’s Board of Managers have each unanimously approved the transaction. In the proposed merger, Cohen & Company will merge with a subsidiary of the Company and will survive the merger as a subsidiary of the Company. In the proposed merger, (i) members who own Class A units of membership interest and Class B units of membership interest in Cohen & Company will have the option to exchange their membership units in Cohen & Company for either 0.57372 shares of our common stock or 0.57372 replacement units of membership interest in Cohen & Company and (ii) Daniel G. Cohen, who owns Class C units of membership interest in Cohen & Company, will be entitled to receive one share of our Series A Voting Convertible Preferred Stock, par value $0.001 per share, which is referred to herein as the Series A share. The Series A share will have no economic rights but will entitle the holder thereof to elect one-third of our board of directors. In 2010, the holder of the Series A share may convert the Series A share into our Series B Voting Non-Convertible Preferred Stock, par value $0.001 per share, which will have no economic rights but will entitle such holder to vote together with our stockholders on all matters presented to our stockholders and to exercise approximately 31.9% of the voting power of our common stock. The replacement units of membership interest in Cohen & Company may be exchanged into an equivalent number of shares of our common stock in the future, after specified lock-up periods. Holders of our common stock will continue to hold their shares of the Company. Pursuant to the merger agreement, we will complete a 1 for 10 reverse split of our common stock. It is currently expected that our current shareholders will own 56.5% of our shares of common stock immediately after the merger and former unit holders of Cohen & Company will hold the balance; however, the actual percentages will not be known until members of Cohen & Company have made their elections to receive our common stock or replacement units of Cohen & Company. If all Cohen & Company membership interests were to be converted into our shares in the future, our current shareholders would own 38.5%, and former Cohen & Company members would own 61.5%, of the combined company. Cohen & Company will be treated as the acquirer for accounting purposes.

In the near term, the merger of the two companies is expected to provide the combined entity with enhanced financial resilience, synergies and economies of scale and will allow the combined entity greater flexibility in withstanding the current volatile market conditions than either of the constituent companies on a stand alone basis. Our business model will shift from a capital investment company to an operating company. If the proposed merger is consummated, we expect that we will cease to qualify as a REIT beginning with our taxable year ending on December 31, 2009. Over the medium to long term, the combination is expected to create a platform specializing in credit related fixed income trading and management and a combined company with greater capital resources to pursue opportunistic initiatives in a distressed market, which may include potential acquisitions of other asset management and investment firms.

The merged company will seek to generate diversified revenue and fee income streams through the following three operating segments:

•

Capital Markets—This business consists of sales and trading, as well as origination, structuring, and placement of fixed income securities through Cohen & Company’s broker dealer subsidiary, Cohen & Company Securities, LLC.

Additionally, this business provides corporate debt originations and new issue securitizations for a wide variety of corporate clients with a historical focus on the financial services industry.

•	Asset Management—This business serves the needs of client investors by managing assets within a variety of investment vehicles, including investment funds, permanent capital vehicles, and CDOs.

This business will seek to generate additional fee income through strategic “roll up” acquisitions of credit fixed income contracts at attractive valuations and through the seeding and formation of additional investment vehicles.

•

Principal Investing—This business will be comprised primarily of our investment portfolio and Cohen & Company’s seed capital in certain investment vehicles and the related gains and losses that they generate.

The proposed merger, which is expected to close during the second half of 2009, is subject to a number of closing conditions, including the receipt of third party consents and other conditions set forth in the definitive merger agreement. In addition, the transaction is subject to approval by the affirmative vote of a majority of the votes cast by holders of our common stock, provided that the number of votes cast on the matter represents over 50% in interest of all securities entitled to vote on the matter. We will be filing a registration statement on Form S-4 with the SEC to register the shares of our common stock issuable in the merger. The registration statement will include a joint proxy statement of us and Cohen & Company with regard to the approval of the transaction by our stockholders and members of Cohen & Company.

Certain Factors Affecting Financial Condition and Results of Operations

The Company’s financial condition and results of operations have been and will continue to be affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including political and economic conditions and geopolitical events; the effect of market conditions, particularly in the fixed income and credit markets, including residential mortgage, middle market, and bank and insurance company lending; the level and volatility of equity prices, commodity prices and interest rates and other market indices; the availability and cost of both credit and capital; investor sentiment and confidence in the financial markets; the Company’s reputation; the actions and initiatives of current and potential competitors; and the impact of current, pending and future legislation, regulation, and technological changes in the U.S. and worldwide. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives, including its merger with Cohen & Company. For a further discussion of these and other important factors that could affect the Company’s business, see “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K as of and for the year ended December 31, 2008.

The following items significantly affected the Company’s financial condition and results of operations during the three-months ended March 31, 2009 and the fiscal year ended 2008.

Impact of Market Events on Our Business

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy had been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007, continued to decline in 2008 and remains depressed as of the date of this filing. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in MBS, leveraged loans and bank and insurance company debt. In addition, the general disruption in the structured products markets has prevented us from executing our long-term financing strategy.

Our MBS Investments

We invest in MBS through our Kleros Real Estate CDO subsidiaries and other non-consolidated CDO investments. The principal U.S. rating agencies have downgraded large amounts of MBS, ABS and debt securities of CDOs collateralized by MBS, including investments that are in our portfolio. Since we finance our investments in MBS through the issuance of equity and debt securities of CDOs, our exposure to losses on our consolidated MBS portfolios is limited to our investments in such CDOs.

Our maximum loss from investments in MBS is limited to the $90 million that we have invested in the three remaining Kleros Real Estate CDOs. The CDOs are governed by indentures that provide us with no rights to the CDOs assets and provide the CDO noteholders with no recourse to us in respect of the debt securities issued by the CDOs. We consolidate the Kleros Real Estate CDOs in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest

Entities” (“FIN 46R”), which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is $90 million. We have effectively written down our remaining $90 million equity investment in the Kleros Real Estate CDOs to zero.

During the second quarter of 2007, the Company began to purchase CDS contracts referenced to certain MBS and CDOs that trade in the public markets. In June 2008, the Company sold the subsidiary that owned the remaining $87.5 million notional of CDS positions for $70.4 million in proceeds. Following the June 2008 sale, the Company no longer holds any investments in CDS.

As previously disclosed, the Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed over-collateralization tests, the net interest earnings of these CDOs continues to be reflected in the Company’s net investment income and taxable income. As previously disclosed, we have received written notice from the trustees of Kleros Real Estate I, II and IV that each CDO experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder.

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

Our Investments in Residential Mortgages

As a result of the on-going disruption in the housing market and the downturn in the overall economy, we have recorded significant losses on our residential mortgage loan portfolio, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans. The weighted average origination date for the loans included in our portfolio was July 2006 and the weighted average FICO of our borrowers at origination was 734. The majority of our loans were originated at the end of a period of unprecedented real estate appreciation to borrowers that were deemed to be “prime” borrowers. During the past two years, the values of the properties securing our loans have materially decreased and the credit quality of our average borrower has also materially decreased. We expect to record further losses on our residential mortgage loan portfolio as a result of the continuing increase in the unemployment rate, continued home price depreciation, lack of refinancing options for many borrowers and continued deterioration in the general macro economic conditions. As of March 31, 2009, we maintained an allowance for residential mortgage loan losses of $67.8 million.

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

Although we have recorded an allowance for loan losses of $67.1 million on our securitized residential mortgage portfolio and experienced additional impairments and losses on the sale of REO properties, our maximum exposure to loss from our investment in securitized residential mortgages is limited to the $54.5 million that we currently have invested in the securitization.

Our Bank and Insurance TruPS Investments

We invest in TruPS issued by banks and surplus notes issued by insurance companies through our Alesco CDO subsidiaries. As of March 31, 2009, we have experienced 45 bank deferrals or defaults and one insurance company default in our TruPS portfolio. As of March 31, 2009, the aggregate principal amount of investments in the 46 TruPS investments that have defaulted or are currently deferring interest payments is $726.5 million, representing approximately 14.1% of the Company’s combined TruPS portfolio. As of March 31, 2009, $307.5 million of defaulted securities have been completely written off in the Company’s consolidated financial statements. For the three-month period ended March 31, 2009, investment interest income is net of a $9.1 million reserve for interest income related to the $726.5 million of deferring and defaulted securities.

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

Our Leveraged Loan Investments

We invest in leveraged loans through our Emporia CLO subsidiaries and through investments held in an on-balance sheet warehouse facility. Management continues to closely monitor and actively manage the leveraged loan portfolio as a result of the continued deterioration in macro-credit conditions and the potential for significant stress on the middle-market companies in our portfolio. As of March 31, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $16.3 million. The overcollateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. As of the date of this filing, we have not experienced an overcollateralization failure in any of our leveraged loan CLOs. However, as a result of a partial failure of an interest diversion test during April 2009, we did experience a reduction in our quarterly cash distribution from an Emporia CLO. The partial failure was primarily attributable to the recent increase in defaulted assets collateralizing the CLO. The interest diversion test was cured in April 2009; however, the current state of the credit markets and the economy in general increases the likelihood of defaults and ratings agency downgrades on the underlying collateral of our CLOs.

In addition, the general disruption in the structured products markets has made it difficult to securitize leveraged loans through CLOs. As a result, we are holding assets on a warehouse line longer than originally anticipated. We typically earn returns from the loans while they are on warehouse lines, but we must also maintain cash collateral with the warehouse lenders during the term of the warehouse lines. The cash we maintain as collateral with our warehouse lenders is not available to us to make new investments or pay distributions until the assets are sold from the warehouse line. We have seen warehouse lenders generally increase their cash collateral requirements as the difficult credit environment has continued. In addition, banks are generally less willing or able to provide warehouse financing in the current environment because their capital is constrained.

As of March 31, 2009, the Company continues to classify all of the leveraged loans included in its warehouse facility with a third party as held for sale. During the three-months ended March 31, 2009, the Company recorded a $40 million increase to the fair value of these leveraged loans. The fair value increase was primarily attributable to a tightening of estimated credit spreads as evidenced by comparable market leveraged loan data. During the fourth quarter of 2008, the Company determined that it no longer had the intent to hold these particular loans to maturity or for the foreseeable future. The warehouse facility that provides short-term financing for approximately $157.1 million of par value of leveraged loans is scheduled to mature in May 2009 and, as previously disclosed, is currently in default. If the securitization markets remain effectively closed for the foreseeable future, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $38.5 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

NYSE Continued Listing Standard

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse stock split of the outstanding shares of its common stock. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. However, on February 26, 2009, the NYSE granted NYSE-listed companies a reprieve from the NYSE’s $1 minimum price requirement until June 30, 2009. In addition, the NYSE extended until June 30, 2009 the temporary lowering of its market-capitalization standard to $15 million for listed companies, which generally requires that average market capitalization of a NYSE-listed company be at least $25 million over any 30 consecutive trading day period. We therefore have until August 13, 2009 to become compliant with the NYSE minimum share price standard. If we fail to meet any of the NYSE’s other listing standards, however, we may be delisted for failing to comply with the continued listing standards.

Liquidity

During the year ended December 31, 2008, we repurchased and retired $111.4 million par value of our outstanding convertible debt securities for $50.6 million. We realized a gain of $56.4 million on these transactions, net of a $2.7 million write-off of related deferred costs and a $1.6 million discount.

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

Additionally, the disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. Banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as disclosed previously, as of March 31, 2009, we had $38.5 million of cash deposited with a warehouse lender to collateralize a warehouse facility for leveraged loans. If the securitization markets remain effectively closed for an extended period, we will likely lose the first loss cash that we had deposited with the warehouse lender. In addition, our inability to maintain compliance with the over-collateralization requirements of our CDO and CLO financing arrangements can materially adversely affect our cash flow from operations and our ability to make distributions to our stockholders for the reasons discussed above. Management will continue to consider projections regarding our taxable income and liquidity position and decisions regarding future dividends are subject to the review and approval of our board of directors.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2008, included in our Annual Report on Form 10-K. See “Item 15-Exhibits and Financial Statement Schedules” included in our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows, are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its majority-owned and/or controlled subsidiaries and those entities for which the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”) on January 1, 2009. Accordingly for consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as Net income (loss) attributable to noncontrolling interests on the consolidated statements of income, and the portion of the stockholders’ equity of such subsidiaries is presented as noncontrolling interests in subsidiaries on the consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s parent stockholders’ equity includes the effects of accounting for each of the underlying assets and liabilities of our consolidated variable interest entities (“VIEs”) as a separate unit of account. The creditors of each VIE consolidated within the Company’s consolidated financial statements have no recourse to the general credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each VIE is the capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

The following table presents information as of March 31, 2009 about VIEs which the Company consolidates (dollars in thousands):

	TruPS CDOs	Leveraged Loan CLOs and Warehouse Facility	Residential Mortgage Securitization	Kleros Real Estate (MBS) CDOs	Total
Consolidated VIE assets	$1,412,255	$838,267	$819,795	$422,442	$3,492,759
Consolidated VIE liabilities	1,375,637	833,103	825,932	422,442	3,457,114
Noncontrolling interests in consolidated VIE subsidiaries	31,684	3,961	—	—	35,645
Maximum exposure to loss:(1)
Debt and equity interests in CDOs, CLOs and other securitization vehicles	218,570	48,100	54,352	90,000	411,022
Warehouse facility	—	38,475	—	—	38,475

Total maximum exposure to loss	$218,570	$86,575	$54,352	$90,000	$449,497

(1)	Represents our total investments in VIEs, and is not adjusted for losses incurred to date.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 also defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. The Company elected to apply the fair value option for its investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The Company elected the fair value option for these instruments to enhance the transparency of its financial condition.

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

Effective January 1, 2008, the Company is not classifying any of its investments as available-for-sale. As it relates to investments that may be classified as available-for-sale securities in the future, the Company will exercise judgment to determine whether an investment security had sustained an other-than-temporary decline in fair value. If the Company determines that an investment security has sustained an other-than-temporary decline in its fair value, the investment security will be written down to its fair value by a charge to earnings, and the Company will establish a new cost basis for the investment. The Company’s evaluation of an other-than-temporary decline will be dependent on specific facts and circumstances relating to the particular investment. Factors that the Company will consider in determining whether an other-than-temporary decline in fair value has occurred include, but are not limited to: the estimated fair value of the investment in relation to its cost basis; the length of time the security had a decline in estimated fair value below its amortized cost; the financial condition of the related entity and industry events; changes in estimated cash flows from the investment; external credit ratings and recent downgrades of such credit ratings; and the intent and ability of the Company to hold the investment for a sufficient period of time to allow for recovery in the fair value of the investment. For MBS that are not of high credit quality at acquisition, the Company will perform impairment analyses in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”). When adverse changes in estimated cash flows occur as a result of actual or expected prepayment and credit loss experience, an other-than-temporary impairment will be deemed to have occurred. Accordingly, the security will be written down to fair value, and the loss will be recognized in current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.

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

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into the consolidated statement of income over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income. The Company had no instruments designated as hedges during the three month periods ended March 31, 2009 and 2008, respectively.

The Company enters into derivatives that do not qualify for hedge accounting or for which the Company may not elect hedge accounting, including interest rate swaps, interest rate caps and floors, credit default and total return swaps, under SFAS No. 133. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of income. The fair value of credit default swaps is based on quotations from third-party brokers.

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

Income Taxes

For tax purposes, Sunset is deemed to have acquired AFT on October 6, 2006. Sunset elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and subsequent to the merger the Company continues to comply with these requirements. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution and share ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. Management believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurances that these criteria will continue to be met in subsequent periods.

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

During the three-months ended March 31, 2009, the Company recorded $14.2 million of provision for income taxes primarily relating to increases to the fair value of certain leveraged loans classified as held-for-sale. The $13.4 million decrease in the Company’s deferred tax asset as of March 31, 2009 as compared to the deferred tax asset as of December 31, 2008 is also primarily attributable to the change in fair value of certain leveraged loans classified as held-for-sale.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. As of January 1, 2009, the Company adopted SFAS No. 160 and the adoption of SFAS No. 160 resulted in the following changes to the presentation of the Company’s prior period consolidated financial statements: (1) reclassified all amounts previously included within the “Minority interests” financial statement caption to the “Noncontrolling interests in subsidiaries” financial statement caption, which is included within the equity section of the Company’s consolidated balance sheets; (2) consolidated net income (loss) was adjusted to include net income (loss) attributable to both the controlling and noncontrolling interests; and (3) consolidated comprehensive income (loss) was adjusted to include comprehensive income (loss) attributable to both the controlling and noncontrolling interests. The adoption of SFAS No. 160 did not have an impact on net income (loss) for any prior periods. However, the net loss attributable to the Company’s common stockholders for the three-months ended March 31, 2009 decreased $14.4 million, or $0.24 per diluted share, as a result of SFAS No. 160’s requirement that noncontrolling interests continue to be attributed their share of losses even if that attribution results in a deficit noncontrolling interest balance.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in parent stockholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires companies to retroactively apply the requirements of the pronouncement to all periods presented. As of January 1, 2009, the Company adopted FSP APB 14-1 and the effect of adoption was not material to the three-months ended March 31, 2009 and 2008. However, the consolidated financial statements as of and for the year ended December 31, 2008 have been retroactively restated for the adoption, which resulted in an increase to the Company’s net loss of $1.6 million, or $0.03 per diluted share, and a $2.2 million increase to parent stockholders’ equity at January 1, 2008.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As of January 1, 2009, the Company adopted FSP EITF 03-6-1 and all prior-period earnings per share data presented was adjusted retrospectively. The effect of adoption was a reduction to basic and diluted earnings (loss) per share by $0.03 for the three-months ended March 31, 2008, and there was no material impact to the three-months ended March 31, 2009.

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF No. 07-5 did not have a material impact on our consolidated financial statements.

In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for qualifying special purpose entities (“QSPEs”), a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be re-evaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s consolidated financial statements as the Company may be required to deconsolidate certain assets and liabilities due to the ongoing evaluation of its primary beneficiary status. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based an analysis under the current FIN 46R consolidation model. The proposed revisions, as currently drafted, would be effective for fiscal years that begin after November 15, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt FSP FAS 157-4 in the second quarter of 2009 and does not expect the adoption to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-

than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not have any securities classified as available-for-sale and therefore, upon adoption in the second quarter of 2009 does not expect FSP FAS 115-2 and FAS 124-2 to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 and does not expect the adoption to have a material effect on our consolidated financial statements.

Our Investment Portfolio

The following table shows the components of our stockholders’ equity and the net change in cash and cash equivalents attributable to such components, in each case as determined in accordance with GAAP, as of, and for the three months ended, March 31, 2009. The table is divided between the components of our stockholders’ equity which are attributable to our assets and liabilities which are not assets and liabilities of consolidated VIEs, and those which are assets and liabilities of consolidated VIEs. As described elsewhere in this report, the assets of consolidated VIEs are pledged to satisfy the liabilities of the consolidated VIEs. The liabilities of our consolidated VIEs are non-recourse to us, but similarly we have no rights to use any of the proceeds of the assets held by consolidated VIEs to satisfy any of our recourse liabilities. The components of our stockholders’ equity attributable to our investments in consolidated VIEs are determined in accordance with GAAP (under which we consolidate all of the assets and liabilities of the VIEs) and do not reflect the fair value of the interests in the consolidated VIEs owned by us. The Net Change in Cash and Cash Equivalents column reflects the sources and uses of cash during the period with respect to each component of our stockholders’ equity.

	Allocated Parent Stockholders’ Equity as of March 31, 2009	Net Change in Cash and Cash Equivalents for Three- Months Ended March 31, 2009 (C)
	(in thousands)
Net Assets not Included in Consolidated VIEs:
Investments in TruPS debt securities	$5,790	$200
Investments in residential and commercial loans	8,876	304
Cash and cash equivalents	87,666	193
Other assets and liabilities, net (A)	3,863	(2,583	)(D)
Recourse indebtedness (A)	(76,188)	(949)

Net Assets of Consolidated VIEs (B):
Investments in TruPS CDOs	$4,935	—
Investments in leveraged loan CLOs and warehouse facility	1,203	2,819	(E)
Investment in Kleros Real Estate (MBS) CDOs	—	—
Investment in residential mortgage loan securitization	(6,137)	1,647

Total	$30,008	$1,631

(A)	Amount is net of our $1.5 million investment in common securities of the trusts that issued our junior subordinated debentures. The $1.5 million is recorded within other assets in our consolidated financial statements.
(B)	We currently hold the following notional amounts of preference shares or subordinated interests in consolidated VIEs: $218.5 million in TruPS CDOs, $48 million in leveraged loan CLOs, $38.5 million in a leveraged loan warehouse facility, $54.5 million in a whole-loan mortgage securitization and $90 million in Kleros Real Estate CDOs. The Company’s parent stockholders’ equity includes the effects of accounting for each of the underlying assets and liabilities of our consolidated VIEs as a separate unit of account. However, if for accounting purposes the Company were to use the notional amounts of preference shares or subordinated interests that it directly owns as the unit of account, its net asset value could be materially different. As of March 31, 2009, the Company estimated the aggregate fair value of its investments in preference shares and subordinated interests of consolidated VIEs to be approximately $4.6 million.

(C)	The Company’s primary sources of cash are interest income on debt securities, cash deposits and mortgage loans, distributions from investments in consolidated VIEs (such as CDOs, CLOs and mortgage securitization) and proceeds from the sale of assets. The Company’s primary uses of cash are recourse debt service, payment of general and administrative expenses, and additional investments. The following reconciles the change in cash and cash equivalents during the three-month period ended March 31, 2009:

Cash and cash equivalents at the beginning of the period	$86,035
Net change in cash and cash equivalents	1,631

Cash and cash equivalents at the end of the period	$87,666

(D)	Amount relates to payment of general and administrative expenses incurred directly by the Company. General and administrative expenses incurred and paid by consolidated VIEs reduce the Company's net distributions, if any, from these consolidated VIEs and are not paid directly by the Company.
(E)	Amount includes $2.4 million of distributions from investments in CLOs, $1.8 million of distributions from an investment in a leveraged loan warehouse facility, and was partially reduced by $1.4 million of additional contributions to the leveraged loan warehouse facility during the three-months ended March 31, 2009. See “Our Leveraged Loan Investments” section for further details.

TruPS Portfolio. During the three-month period ended March 31, 2009, the Company has recorded losses of $216.2 million relating to changes in fair value of its investments in TruPS. The Company determined that these changes in fair value resulted from specific issuer credit matters, widening of credit spreads, volatility in interest rates, and other qualitative factors relating to macro-credit conditions. The fair value of investments in TruPS is estimated using internal valuation models. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data. These assets are classified as Level 3 assets.

The portfolio consists of approximately 75% bank related investments and 25% insurance related investments. The terms of each of our long-term CDO financings include limitations on specific issuer concentrations, which typically limit the par value of the underlying collateral securities included in the CDO from any single issuer to no greater than 3%. As of March 31, 2009, we had three issuers with concentrations ranging from 2.3% to 2.4% of our total TruPS investment portfolio par value, which includes the defaulted investment securities of IndyMac Bancorp, and no other issuers were greater than 1.7% of our total TruPS investment portfolio. Additionally, the banks included in our TruPS investment portfolio are concentrated in the following states as of March 31, 2009:

Texas	12.0%
Illinois	9.6%
California	8.1%
Georgia	5.6%
Virginia	4.8%
Others	59.9%

Total	100.0%

As of March 31, 2009, the aggregate principal amount of investments in the 46 TruPS investments that have defaulted or are currently deferring interest payments is $726.5 million, representing approximately 14.1% of the Company’s combined TruPS portfolio. As of March 31, 2009, $307.5 million of defaulted securities have been completely written off in the Company’s consolidated financial statements. For the three-month period ended March 31, 2009, investment interest income is net of a $9.1 million reserve for interest income related to the $726.5 million of deferring and defaulted securities.

As of March 31, 2009, the aggregate principal amount of CDO notes payable and trust preferred obligations financing our TruPS portfolio is $5.3 billion and the fair value of these instruments is $1.2 billion. During the three-month period ended March 31, 2009, the Company recorded gains of $193.9 million relating to changes in the fair value of its TruPS CDO notes payable and trust preferred obligations. The Company determined that these changes in fair value resulted primarily from specific issuer credit matters with the assets that collateralize the liabilities, widening of credit spreads, volatility in interest rates, failure or threat of failure of overcollateralization tests in the CDO structures, general deterioration of pricing on structured debt instruments and other qualitative factors relating to macro-credit conditions. The fair value of CDO notes payable liabilities is estimated using external price data (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on prices of comparable notes payable, or discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market. These liabilities are classified as Level 3 liabilities.

Leveraged Loan Portfolio. We invest in debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of March 31, 2009, we had investments in approximately $796.8 million of leveraged loans and an allowance for loan losses related to these investments of $46.7 million.

During the three-month period ended March 31, 2009, we increased our allowance for loan losses as a result of an increase in credit risk related to specific borrowers, continued deterioration in macro-credit conditions and the potential impact to the middle-market companies in our portfolio. As of March 31, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $16.3 million. The current state of the credit markets and the economy in general increases the likelihood of defaults and ratings agency downgrades on the underlying collateral of our CLOs. There can be no assurance that in light of the current markets that we will not experience significant defaults or downgrade activity in our leveraged loan portfolio that may result in the failure of overcollateralization tests.

Residential Mortgage Loans. As of March 31, 2009, we owned approximately $875.0 million aggregate carrying amount of residential mortgage loans, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans. As of March 31, 2009, we have recorded an allowance for loan losses of $67.8 million relating to these residential mortgage loans. As a result of the on-going disruption in the housing market and the downturn in the overall economy, we have recorded significant losses on our residential mortgage loan portfolio, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans. The weighted average origination date for the loans included in our portfolio was July 2006 and the weighted average FICO of our borrowers at origination was 734. The majority of our loans were originated at the end of a period of unprecedented real estate appreciation to borrowers that were deemed to be prime borrowers. During the past two years, the values of the properties securing our loans have materially decreased and the credit quality of our average borrower has also materially decreased. We expect to record further losses on our residential mortgage loan portfolio as a result of the continuing increase in the unemployment rate, continued home price depreciation, lack of refinancing options for many borrowers and continued deterioration in the general macro economic conditions.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
As of March 31, 2009:
30 to 60 days	84	$34,326
61 to 90 days	58	23,978
Greater than 90 days	325	134,960

Total	467	$193,264

Additionally, the loans included in our mortgage loan portfolio are concentrated in the following states as of March 31, 2009:

California	47.2%
Florida	8.3%
Arizona	5.5%
Washington	5.1%
Nevada	4.8%
Others	29.1%

Total	100.0%

As of March 31, 2009, the Company had 325 loans that were either greater than 90 days past due or in foreclosure and placed on non-accrual status. During the three-month period ended March 31, 2009, the Company did not recognize approximately $1.4 million of interest income for loans that were in non-accrual status.

As of March 31, 2009, the Company had foreclosed on 51 residential mortgage loans with a fair value of $11.0 million which are classified as REO. The Company records REO property at fair value within other assets in its consolidated balance sheet. During the three-month period ended March 31, 2009, the Company recorded impairments of $2.1 million as a result of changes in fair value of REO property. Additionally, during the three-month period ended March 31, 2009, we sold REO properties with a fair value of $5.6 million for a realized loss of $1.1 million.

MBS Portfolio. As of March 31, 2009, we had investments in $411.1 million of MBS. The $411.1 million of MBS collateralize the debt of the three remaining Kleros Real Estate CDOs that we have invested in. Our maximum loss from investments in Kleros Real Estate MBS is limited to our remaining $90 million of invested capital. The CDOs are governed by indentures that provide us with no rights to the CDO assets and provide the CDO noteholders with no recourse to us in respect of the debt securities issued by the CDOs. We consolidate the three remaining Kleros Real Estate CDOs in accordance with FIN 46R, which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is our remaining $90 million investment. We record the MBS investments and CDO debt at fair value and classify the assets and liabilities as Level 3.

Credit Default Swaps (CDS). During June 2008, the Company sold a subsidiary that owned the remaining $87.5 million notional value of CDS positions for $70.4 million in proceeds (inclusive of the $69.3 million of counterparty margin held as of March 31, 2008). Following the June 2008 sale, the Company no longer holds any investments in CDS.

Recourse Indebtedness. As of March 31, 2009, the Company’s consolidated financial statements included recourse indebtedness of $77.7 million. During the year ended December 31, 2008, we repurchased and retired $111.4 million par value of outstanding convertible debt securities for $50.6 million. We realized a gain of $56.4 million on these transactions, net of a $2.7 million write-off of related deferred costs and a $1.6 million discount.

None of the Company’s indebtedness subjects the Company to potential margin calls for additional pledges of cash or other assets.

Equity. As of March 31, 2009, the Company’s consolidated financial statements included total equity of $65.7 million, of which $30.0 million is attributable to our common stockholders and $35.7 million is attributable to noncontrolling interests in subsidiaries. As of January 1, 2009, the Company adopted SFAS No. 160 and the adoption of SFAS No. 160 resulted in the following changes to the presentation of the Company’s prior period consolidated financial statements: (1) reclassified all amounts previously included within the “Minority interests” financial statement caption to the “Noncontrolling interests in subsidiaries” financial statement caption, which is included within the equity section of the Company’s consolidated balance sheets; (2) consolidated net income (loss) was adjusted to include net income (loss) attributable to both the controlling and noncontrolling interests; and (3) consolidated comprehensive income (loss) was adjusted to include comprehensive income (loss) attributable to both the controlling and noncontrolling interests.

Results of Operations

Comparison of the Three-Month Period Ended March 31, 2009 to the Three-Month Period Ended March 31, 2008

Net income (loss). We had a net loss of approximately ($35.8) million for the three-month period ended March 31, 2009 as compared to net income of $84.9 million for the three-month period ended March 31, 2008. Our net loss for the three-month period ended March 31, 2009 was primarily attributable to loan loss provisions on our residential mortgage and leveraged loan portfolio, partially offset by net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS. Our net income for the three-month period ended March 31, 2008 was attributable to net changes in fair value of financial instruments recorded in earnings subsequent to our adoption of SFAS No. 159, and net investment income generated by our investments in TruPS, MBS and leveraged loans and investments in residential mortgages.

Net investment income (loss). Our net investment income decreased $36.0 million to a net investment loss of ($9.5) million for the three-month period ended March 31, 2009 from net investment income of $26.5 million for the three-month period ended March 31, 2008. The table below summarizes net investment income (loss) by investment type for the following periods:

For the Three-Month Period Ended March 31, 2009

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income (loss)
	(in thousands)
Investments in TruPS	$58,536	$(33,832)	$—	$24,704
Investments in leveraged loans	12,705	(5,513)	(21,574)	(14,382)
Investments in MBS	16,126	(5,309)	—	10,817
Investments in residential mortgages	12,488	(12,733)	(28,884)	(29,129)
Other investments	29	—	—	29
Recourse indebtedness	—	(1,566)	—	(1,566)

Total	$99,884	$(58,953)	$(50,458)	$(9,527)

For the Three-Month Period Ended March 31, 2008

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$94,098	$(72,696)	$—	$21,402
Investments in leveraged loans	17,006	(10,176)	(2,639)	4,191
Investments in MBS	46,749	(38,349)	—	8,400
Investments in residential mortgages	15,550	(14,568)	(4,925)	(3,943)
Other investments	492	—	—	492
Recourse indebtedness	—	(3,995)	—	(3,995)

Total	$173,895	$(139,784)	$(7,564)	$26,547

Our investment interest income decreased $74.0 million to $99.9 million for the three-month period ended March 31, 2009 from $173.9 million for the three-month period ended March 31, 2008. The decrease in investment interest income is attributable to a decrease in the weighted-average coupon rates in our target asset classes from 5.9% for the three-month period ended March 31, 2008 to 3.9% for the three-month period ended March 31, 2009 and a decrease in the Company’s average investment balances from $11.7 billion par value for the three-month period ended March 31, 2008 to $10.2 billion par value for the three-month period ended March 31, 2009.

Our investment interest expense decreased $80.8 million to $59.0 million for the three-month period ended March 31, 2009 from $139.8 million for the three-month period ended March 31, 2008. The decrease in investment interest expense is attributable to a decrease in the weighted-average coupon rate for CDO notes payable from 4.7% as of March 31, 2008 to 1.8% as of March 31, 2009 and a decrease in the Company’s average CDO notes payable from $9.4 billion par value for the three-month period ended March 31, 2008 to $8.4 billion par value for the three-month period ended March 31, 2009.

Our provision for loan losses relates to investments in residential mortgages and leveraged loans. The provision for loan losses increased by $42.9 million to $50.5 million for the three-month period ended March 31, 2009 from $7.6 million for the three-month period ended March 31, 2008. The increase is primarily a result of the continued increases in the number of delinquent residential mortgage loans experienced in 2009 as a result of the turmoil in the housing markets. The 60-plus day delinquencies in our residential mortgage portfolio increased from 5.2% as of March 31, 2008 to 21.8% as of March 31, 2009. Additionally, the increase in our leveraged loan provisioning is primarily the result of continued deterioration in macro-credit conditions and the resulting impact to the middle-market companies that we lend to. As of March 31, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $16.3 million. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses decreased by $0.6 million to $7.8 million for the three-month period ended March 31, 2009 from $8.4 million for the three-month period ended March 31, 2008. During the same periods, these non-investment expenses consisted of related party management compensation of $3.9 million and $4.7 million, respectively, and general and administrative expenses of $3.9 million and $3.6 million, respectively. During the three-months ended March 31, 2009 and 2008, the Company incurred $0.1 million and $1.4 million, respectively, in base management fees and $0 and $0.9 million, respectively, of incentive fees. During the three-months ended March 31, 2009 and 2008, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $0.1 million and $2.3 million, respectively. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $0.1 million and $0.4 million during the three-month periods ended March 31, 2009 and 2008, respectively.

During the three-month periods ended March 31, 2009 and 2008, the CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $3.8 million and $4.3 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The decrease in related party management compensation is attributable to the decrease in CDO collateral manager fees resulting from the defaulted and deferring TruPS CDO collateral.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, CDO trustee compensation, rating agency fees, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income decreased by $1.1 million to $0.4 million for the three-month period ended March 31, 2009 from $1.5 million for the three-month period ended March 31, 2008. This decrease is attributable to $1.1 million in reduced interest earned on cash deposits with financial institutions and interest earned on restricted cash of our consolidated CDO entities. The average total unrestricted and restricted cash balance decreased from $179.4 million for the three-month period ended March 31, 2008 to $147.5 million for the three-month period ended March 31, 2009, while the average interest rate earned on cash decreased from 3.3% to 1.1% over the same period.

Net change in fair value of investments in debt securities and loans and non-recourse indebtedness. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. During the three-month period ended March 31, 2009, the net change in fair value of investments in debt securities and loans and non-recourse indebtedness was a $6.9 million gain. The net change in fair value is comprised of approximately $217.7 million of losses recorded on our investments in debt securities and loans, which was offset by approximately $224.6 million of gains recorded on liabilities. During the three-month period ended March 31, 2008, the net change in fair value of financial instruments was $202.9 million. The net change in fair value is comprised of $790.3 million of decreases recorded on our investments in debt securities, which was offset by $993.2 million of gains recorded on liabilities.

Net change in fair value of derivative contracts. During the three-month period ended March 31, 2009 and 2008, we recorded a net change in fair value of derivative contracts of $(4.8) million and ($82.9) million, respectively. Upon the adoption of FAS No. 159, we discontinued hedge accounting on a significant portion of our interest rate swaps and therefore all changes in fair value of these interest rate swaps are recorded in earnings. The change in fair value during the three-month period ended March 31, 2009 is primarily attributable to net periodic interest payments of $(18.2) million offset by unrealized gains on derivative contracts of $13.4 million. The change in fair value during the three-month period ended March 31, 2008 is primarily attributable to the significant decrease in LIBOR during the same period.

Impairments on other investments and intangible assets. Impairments on other investments and intangible assets decreased by $6.5 million to $2.1 million for the three-month period ended March 31, 2009 from $8.6 million for the three-month period ended March 31, 2008. The impairments on investments and intangible assets for the three-month period ended March 31, 2009 is attributable to write-downs of REO property. The impairments on investments and intangible assets for the three-month period ended March 31, 2008 is attributable to the complete impairment of our goodwill of $5.0 million, $2.4 million of charge-offs on residential mortgages, and $1.2 million of impairments on other investments.

Net realized loss on sale of assets. During the three-month period ended March 31, 2009, the Company recorded losses on the sale of assets of approximately $11.8 million. These losses are attributable to the sale of TruPS in a consolidated CDO entity, for which losses were recorded of $10.1 million, the sale of leveraged loans, for which losses were recorded of $0.5 million, and a $1.2 million realized loss on the sale of property included in the residential mortgage portfolio. During the three-month period ended March 31, 2008, the Company recorded losses on the sale of assets of approximately $1.4 million, which is primarily attributable to the sale of leveraged loans during the period.

Benefit/(Provision) for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. During the three months ended March 31, 2009, we recorded income tax expense of $14.2 million primarily relating to increases to the fair value of leveraged loans classified as held for sale. An income tax benefit was recorded of $0.4 million relating to net operating loss carryforwards from on-balance sheet warehousing facilities for the three-month period ended March 31, 2008.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests represents the portion of net income/(loss) generated by consolidated entities that are not attributable to our ownership interest in those entities. Net (income) loss attributed to noncontrolling interests changed ($51.0) million to $7.1 million for the three-month period ended March 31, 2009 as compared to ($43.9) million for the three-month period ended March 31, 2008. This change is primarily attributable to the noncontrolling interest impact of the net change in fair value of financial instruments and the allocation of net investment income/(loss) and other expenses of our consolidated CDO entities to noncontrolling interest holders.

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

We are currently financing our TruPS, MBS and leveraged loan portfolio with a warehouse facility and CDO notes payable. As of March 31, 2009, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected. Furthermore we are a party to a derivative contract that may subject us to margin calls up to a maximum amount of $8.8 million in the event the Class A-1 notes of the Alesco XIV CDO are downgraded below “AAA”. During the three months ended March 31, 2009, the Class A-1 Notes of the Alesco XIV CDO were downgraded to “A+” and as a result we are required to post approximately $2.2 million of margin collateral.

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse stock split of the outstanding shares of its common stock. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. However, on February 26, 2009, the NYSE granted NYSE-listed companies a reprieve from the NYSE’s $1 minimum price requirement until June 30, 2009. In addition, the NYSE extended until June 30, 2009 the temporary lowering of its market-capitalization standard to $15 million for listed companies, which generally requires that average market capitalization of a NYSE-listed company be at least $25 million over any 30 consecutive trading day period. We therefore have until August 13, 2009 to become compliant with the NYSE minimum share price standard. If we fail to meet any of the NYSE’s other listing standards, however, we may be delisted for failing to comply with the continued listing standards.

During the year ended December 31, 2008, we repurchased and retired $111.4 million par value of our outstanding convertible debt securities for $50.6 million. We realized a gain of $56.4 million on these transactions, net of a $2.7 million write-off of related deferred costs and a $1.6 million discount. As of the date of this filing, $28.7 million principal amount of our contingent convertible debt securities remain outstanding. The holders of our remaining $28.7 million aggregate principal amount of convertible debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, our common stock ceases to be listed on the NYSE, another established national securities exchange or an automated over-the-counter trading market in the United States. If we are unable to remedy the deficiency described above and remain listed on the NYSE and if we are unable to list our common stock on another established national securities exchange or automated U.S. over-the-counter trading market, there is a risk that some or all holders of our convertible notes will exercise their right to require us to repurchase their notes. There can be no assurance that we would be able to satisfy such repurchase requests.

As of March 31, 2009, the Company’s consolidated financial statements include $87.7 million of cash and cash equivalents and total indebtedness of $3.3 billion. Total indebtedness includes recourse indebtedness of $77.7 million and $3.2 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general assets or credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the equity that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

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

The following summarizes certain key over-collateralization test matters for each of our respective target asset classes:

•

MBS—As previously disclosed, the Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed over-collateralization tests, the net interest earnings of the three remaining CDOs will continue to be reflected in the Company’s net investment income and taxable income. We have received written notice from the trustees of Kleros Real Estate I, II and IV that each CDO experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation will be used to repay the controlling class debtholder. As of the current date, the controlling class debtholders of Kleros Real Estate I, II and IV have not exercised their rights to liquidate any of the CDOs.

•

Securitized Residential Mortgages—The majority of our investments in residential mortgage loans are included within a securitization trust in which we own all of the subordinated notes including an interest-only subordinated note. When principal and interest are collected from the underlying residential mortgage loans, such cash flow is distributed sequentially to the senior notes, then to the interest-only subordinated note, and finally to the remainder of the subordinated notes. Losses are allocated to the notes in reverse sequential order such that losses are borne by subordinated notes ahead of the senior notes. Significant losses have been realized on the subordinated notes to date and are expected to continue. The two most subordinated classes of notes owned by the Company have already been reduced to zero as a result of such allocation of losses. These losses are attributable to an increase in the delinquency rate of the underlying pool of mortgage loans since the closing date of the securitization, which has also caused a reduction in the amount of principal and interest that is collected from the mortgage loans. To the extent such collections continue to decrease, there may not be sufficient cash flow to pay any principal and interest to the subordinated notes until the senior noteholders have been paid in full.

•

TruPS—Our investments in TruPS are also financed with CDOs that are subject to over-collateralization requirements. The over-collateralization requirements in the TruPS CDOs are typically triggered in the event that more than three percent of the par value of collateral securities that collateralize the CDO debt defer on a principal or interest payment or are otherwise determined to be defaulted in accordance with the indenture for the particular CDO. As of March 31, 2009, we have experienced 45 bank deferrals or defaults and one insurance company default in our TruPS portfolio. As of March 31, 2009, the aggregate principal amount of investments in the 46 TruPS that have defaulted or are currently deferring interest payments is $726.5 million, representing approximately 14.1% of the Company’s consolidated trust preferred securities portfolio. The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight CDOs in which the Company holds equity interests. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests. The Company does not expect to receive cash distributions from its TruPS CDOs for the foreseeable future. There can be no assurance that we will not experience additional deferrals or defaults that will result in further over-collateralization test failures or be able to extend the cure periods of the deals currently failing over-collateralization tests.

•

Leveraged Loans—The over-collateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. In the event that an over-collateralization failure occurs in a leveraged loan CLO, changes to the priority of payments will result in the equity holders, including us, of the CLO not receiving any cash flows until such time as the over-collateralization failure is cured. Management continues to closely monitor and actively manage the leveraged loan portfolio as a result of the continued deterioration in macro-credit conditions and the potential for significant stress on the middle-market companies in our portfolio. As of the date of this filing, we have not experienced an over-collateralization failure in any of our leveraged loan CLOs. However, as a result of a partial failure of an interest diversion test during April 2009, we did experience a reduction in our quarterly cash distribution from an Emporia CLO. The partial failure was primarily attributable to the recent increase in defaulted assets collateralizing the CLO. The interest diversion test was cured in April 2009; however, the current state of the credit markets and the economy in general increases the likelihood of defaults and ratings agency downgrades on the underlying collateral of our CLOs.

Warehouse Financing Arrangements

As of March 31, 2009, we were party to the following agreement which is collateralized by the assets shown below (dollars in thousands):

Financing Facilities (and Aggregate Borrowing Capacity)	Termination Date	Assets Being Financed
Leveraged loan related warehouse facility	May 2009	$157.1 million

As of March 31, 2009, the Company’s consolidated financial statements included $123.1 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to an on-balance sheet warehouse facility entered into by a subsidiary of the Company with the intention of financing the acquisition of leveraged loans on a short-term basis until longer-term financing is available. Despite the fact that the Company has recorded cumulative reductions in fair value of $60.5 million on the leveraged loans included in the warehouse facility, the Company’s maximum economic exposure to loss on the warehouse credit facility is limited to the amount of capital that the Company has invested pursuant to the terms of the arrangement. As of March 31, 2009, the Company has invested $38.5 million of capital in this financing arrangement, which is scheduled to mature in May 2009. As previously disclosed, the warehouse is currently in default and therefore, there is no borrowing capacity, the facility is bearing a penalty interest rate equal to the daily commercial paper rate plus 300 basis points, and all principal and interest collections are used to amortize the warehouse credit facility debt. If the securitization markets remain effectively closed for the foreseeable future, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $38.5 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

Inflation

We believe that the principal risk to us from inflation is the effect that market interest rates may have on our floating rate debt instruments as a result of future increases caused by inflation. We expect to mitigate against this risk through our financing strategy to match the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments.

Fair Values

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by currency exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of March 31, 2009 and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in MBS, residential mortgages, TruPS, and derivative instruments will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary materially from period to period.

Securities Repurchases

In August 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions. We may also repurchase convertible debt securities from time to time in open market or privately negotiated transactions. We did not repurchase any shares of our common stock or any of our convertible debt securities during the three months ended March 31, 2009. As of the date of this filing, $28.7 million principal amount of the Company’s contingent convertible debt securities remains outstanding. There can be no assurance as to the timing or amount of any future securities repurchases we may complete.

Off-Balance Sheet Arrangements and Commitments

We may maintain arrangements with various investment banks regarding CDO securitizations and off-balance sheet warehouse facilities. Prior to the completion of a CDO securitization, historically our off-balance sheet warehouse providers have acquired investments in accordance with the terms of the warehouse facility agreements. Pursuant to the terms of the warehouse agreements, we receive all or a portion of the difference between the interest earned on the investments acquired under the warehouse facilities and the interest accrued on the warehouse facilities from the date of the respective acquisitions. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse providers, and as a result, we bear the first dollar risk of loss up to our warehouse deposit if an investment held under the warehouse facility is liquidated at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. In the event that we are unable to obtain long-term CDO financing for the accumulated warehouse collateral, our cash collateral is at risk and may not be returned to the Company. The duration of a warehouse facility is generally at least nine months. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value in each accounting period with the change in fair value recorded in earnings. We were not party to any off-balance sheet arrangements as of March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk pertains to losses resulting from changes in interest rates and equity security prices. We are exposed to credit risk and interest rate risk related to our investments in assets in our target asset classes.

Market Risk

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy had been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007, continued to decline in 2008 and remains depressed as of the date of this filing. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in MBS, residential mortgages, leveraged loans and bank and insurance company debt. We typically finance our investments with on and off-balance sheet warehouse facilities and on-balance sheet CDOs and CLOs. We continue to have exposure to these markets and products and as market conditions continue to worsen the fair value of our investments could further deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to take further writedowns in the fair value of our investments portfolio, which may have an adverse effect on our results of operations in future periods.

The disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of March 31, 2009, we had $38.5 million of cash deposited with a warehouse lender to collateralize a warehouse facility for leveraged loan assets. If the securitization markets remain effectively closed for the foreseeable future, we will likely lose the first loss cash that we had deposited with the warehouse lender in the amount of $38.5 million.

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

Through March 31, 2009, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These cash flow hedges have an aggregate notional value of $2.2 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments. As of March 31, 2009, the interest rate swaps had an aggregate liability fair value of $250 million. Changes in the fair value of interest rate swaps are recorded in earnings.

There have been no material changes in quantitative and qualitative disclosures in 2009 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008. See discussion of quantitative and qualitative disclosures about market risk under “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”) as of March 31, 2009. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at March 31, 2009, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 8, 2006, our loan to Beech Thicket Spring, Inc., Communities of Penland, LLC, COP Preservation Partners, LLC, F.W., Inc., The Penland Reserve Tract, LLC, and Triad Apartment Group, LLC in the original principal amount of $16.7 million (the “Penland Loan”) matured. The outstanding balance at maturity was $11.7 million. The Penland Loan was guaranteed by five individuals, Anthony R. Porter, Dorothy M. Porter, Frank A. Amelung, Eugenia Amelung and Richard L. Amelung (collectively “Guarantors”). On March 29, 2007, we obtained a judgment against the Guarantors for $13.1 million in the case styled Alesco Financial Inc. v. Anthony R. Porter, Dorothy M. Porter, Frank Amelung, Eugenia Amelung and Richard Amelung, in the United States District Court in the Middle District of Florida, Case No.: 3:07-cv-00032-HWM-HTS. Frank A. Amelung, Eugenia Amelung and Richard L. Amelung sought protection in the United States Bankruptcy Court in the Southern District of Florida, West Palm Beach Division, In Re: Frank A. Amelung, Jr. and Eugenia Marie Amelung, Chapter 7 Debtors, Case No.: 07-15492-BKC-PGH, and In Re: Richard L. Amelung, Debtor Chapter 7, Case No.: 07-15493-BKC-PGH, respectively. Alesco has made a claim in both cases for the amount of the Judgment, reduced as the Penland Loan otherwise is collected. At least two parties, including the Trustee in each case, have filed pleadings objecting to the discharge of Frank A. Amelung and Richard L. Amelung. The ability to collect a material amount of the Judgment in the bankruptcy proceedings is slight, and we do not believe the other Guarantors have significant assets for levy. We are considering all options to pursue collection of the Judgment in the various jurisdictions, subject to limitations imposed by law. We also retain our primary collateral consisting of real property in the Mountains of North Carolina.

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

The risks described under “Item 1A – Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

ALESCO FINANCIAL INC.

	By:	/s/ James J. McEntee, III
James J. McEntee, III
Date: May 11, 2009		Chief Executive Officer

ALESCO FINANCIAL INC.

	By:	/s/ John J. Longino
John J. Longino
Date: May 11, 2009		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 20, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 23, 2009).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.2	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.5	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.6	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

Exhibit No.	Description
10.3	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Assignment and Assumption Agreement, dated as of October 6, 2006, by and between Alesco Financial Inc. and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.5	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.6	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.7	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.8	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

Exhibit No.	Description
10.9	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.10	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.11	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.12	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.13	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.14	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.15	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

11.1	Statement Regarding Computation of Per Share Earnings.***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

*	Filed herewith.
**	Furnished herewith.
***	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 8 to the consolidated financial statements included in this report.

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amount sufficient to require submission of the schedule.