Form 10-K/A
period 2008-12-31
ALESCO FINANCIAL INC
filed 2009-08-17
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Cira Centre

2929 Arch Street, 17th Floor

Philadelphia, PA 19104

(Address of principal executive offices) (Zip Code)

(215) 701-9555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $121.9 million, based upon the closing price on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter. As of August 14, 2009, there were 60,169,240 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Amendment No. 2 to the Annual Report on Form 10-K/A: None.

ALESCO FINANCIAL INC.

PART II

Explanatory Note

On March 5, 2009, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”). We filed an amendment to our Form 10-K on April 30, 2009 in order to include information required by Part III of the Form 10-K which was omitted from the initial filing, as permitted by the instructions of the form. On June 2, 2009, we filed a Form 8-K in which we included updates of our previously issued 2008 annual financial statements included in the Form 10-K (the “Updated Financial Statements”) in order to give effect to the Company’s adoption, as of January 1, 2009, of the following accounting pronouncements: (i) Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51)” and (ii) “FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

In this amendment to our Form 10-K (the “Amendment”), we are identifying a material weakness in our internal controls which was identified in July 2009 but existed at December 31, 2008 relating to our process for determining certain fair value estimates used in the preparation of our consolidated financial statements. See Item 9A of this Amendment for additional information and for a discussion of the steps we have taken to remediate this weakness. We have determined that the material weakness did not result in any differences in our previously reported financial statements as of and for the year ended December 31, 2008. The financial statements included in Item 8 of this report are the same as the Updated Financial Statements, except that footnote 3 has been updated by adding a new subsection captioned “Impact of Market Conditions on Fair Value Estimates.” An updated report of our independent registered public accounting firm accompanies the financial statements in Item 8.

Except as expressly noted herein, this amendment to the Form 10-K does not amend any other information set forth in the Form 10-K or the Form 8-K filed on June 2, 2009, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such reports. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our chief executive officer and chief financial officer are attached as exhibits to this Amendment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENT DATA.

Index to Financial Statements

(1)	Financial Statements:

	(i)	Reports of Independent Registered Public Accounting Firm	3

	(ii)	Consolidated Balance Sheets as of December 31, 2008 and 2007	5

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2008 and 2007 and for the period from January 31, 2006 through December 31, 2006	6

	(iv)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007 and for the period from January 31, 2006 through December 31, 2006	7

	(v)	Consolidated Statements of Equity (Deficit) as of December 31, 2008, 2007 and 2006	8

	(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from January 31, 2006 through December 31, 2006	9

	(vii)	Notes to Consolidated Financial Statements as of December 31, 2008	11

(2)	Schedules to Consolidated Financial Statements:

	II.	Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2007	41

	IV.	Mortgage Loans on Real Estate as of December 31, 2008	42

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Alesco Financial Inc.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to certain of the Company’s valuation processes that were not designed and operating effectively. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated August 17, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Alesco Financial Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

August 17, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Alesco Financial Inc.

We have audited the accompanying consolidated balance sheets of Alesco Financial Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the two years in the period ended December 31, 2008 and the period from January 31, 2006 (commencement of operations) to December 31, 2006. Our audits also included the financial statement schedules listed in the index at item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alesco Financial Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the period from January 31, 2006 (commencement of operations) to December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As disclosed in Note 2 to the financial statements, in 2008 the Company changed its method of accounting for investments in debt securities and security-related receivables, certain derivative investments, trust preferred obligations, and certain CDO notes payable in accordance with the adoption of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

As disclosed in Note 2 to the financial statements, the Company changed its method of accounting for noncontrolling interests in accordance with the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51). Also as disclosed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for contingent convertible senior notes in accordance with the adoption of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instrument That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alesco Financial Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2009 expressed an opinion that the Company did not maintain effective internal control over financial reporting.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

August 17, 2009

Alesco Financial Inc.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	As of December 31, 2008 (As Adjusted)	As of December 31, 2007 (As Adjusted)
Assets
Investments in debt securities and security-related receivables (including amounts at fair value of $2,079,750 and $5,888,650, respectively)	$2,079,750	$6,628,991
Investments in loans
Residential mortgages	901,491	1,047,195
Commercial mortgages	7,464	7,332
Leveraged loans (including amounts held for sale of $63,601 and $0, respectively)	780,269	836,953
Loan loss reserve	(68,428)	(18,080)

Total investments in loans, net	1,620,796	1,873,400
Cash and cash equivalents	86,035	80,176
Restricted cash and warehouse deposits	54,059	95,476
Accrued interest receivable	31,435	49,806
Other assets	62,856	207,527

Total assets	$3,934,931	$8,935,376

Liabilities and equity (deficit)
Indebtedness
Trust preferred obligations (including amounts at fair value of $120,409 and $0, respectively)	$120,409	$382,600
Securitized mortgage debt	844,764	959,558
CDO notes payable (including amounts at fair value of $1,647,590 and $0, respectively)	2,342,920	9,409,027
Warehouse credit facilities	126,623	155,984
Recourse indebtedness	77,656	189,614

Total indebtedness	3,512,372	11,096,783
Accrued interest payable	30,530	54,380
Related party payable	4,880	2,800
Derivative liabilities	266,984	123,316
Other liabilities	12,165	38,092

Total liabilities	3,826,931	11,315,371
Equity (deficit)
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 60,171,324 and 60,548,032 issued and outstanding, including 985,810 and 1,228,234 unvested restricted share awards, respectively	59	59
Additional paid-in-capital	484,612	481,850
Accumulated other comprehensive loss	(14,223)	(1,545,464)
Accumulated deficit	(405,496)	(1,335,983)

Total parent stockholders’ equity (deficit)	64,952	(2,399,538)
Noncontrolling interests in subsidiaries	43,048	19,543

Total equity (deficit)	108,000	(2,379,995)

Total liabilities and equity (deficit)	$3,934,931	$8,935,376

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income (Loss)

(In thousands, except share and per share information)

	For the Year Ended December 31, 2008 (As Adjusted)	For the Year Ended December 31, 2007 (As Adjusted)	For the Period From January 31, 2006 through December 31, 2006 (As Adjusted)
Net investment income:
Investment interest income	$554,042	$727,456	$215,613
Investment interest expense	(439,835)	(627,635)	(188,121)
Provision for loan losses	(61,107)	(16,218)	(1,938)

Net investment income	53,100	83,603	25,554

Expenses:
Related party management compensation	19,585	17,316	6,249
General and administrative	14,581	11,864	3,834

Total expenses	34,166	29,180	10,083
Other income and expense:
Interest and other income	3,910	18,488	5,820
Net change in fair value of investments in debt securities and loans and non-recourse indebtedness	30,502	—	—
Net change in fair value of derivative contracts	(242,082)	80,697	11,480
Credit default swap premiums	(2,872)	(3,207)	—
Impairments on other investments and intangible assets	(8,362)	(1,384,430)	(375)
Gain (loss) on disposition of consolidated entities	(5,558)	10,990	—
Gain on repurchase of debt	56,409	—	—
Net realized loss on sale of assets	(12,934)	(16,219)	(1,974)

Earnings (loss) before benefit (provision) for income taxes	(162,053)	(1,239,258)	30,422
Benefit (provision) for income taxes	26,189	(2,328)	(766)

Net income (loss)	(135,864)	(1,241,586)	29,656
Less: Net income attributable to noncontrolling interests	(10,479)	(19,734)	(7,625)

Net income (loss) attributable to common stockholders	$(146,343)	$(1,261,320)	$22,031

Earnings (loss) per share—basic:
Basic earnings (loss) per share	$(2.46)	$(22.48)	$1.48

Weighted-average shares outstanding—Basic	59,470,943	56,098,672	14,924,342

Earnings (loss) per share—diluted:
Diluted earnings (loss) per share	$(2.46)	$(22.48)	$1.48

Weighted-average shares outstanding—Diluted	59,470,943	56,098,672	14,924,342

Distributions declared per common share	$0.50	$1.23	$1.75

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Year Ended December 31, 2008 (As Adjusted)	For the Year Ended December 31, 2007 (As Adjusted)	For the Period From January 31, 2006 through December 31, 2006 (As Adjusted)
Net income (loss)	$(135,864)	$(1,241,586)	$29,656
Other comprehensive income (loss):
Net change in cash-flow hedges	55,566	(70,143)	(7,605)
Net change in the fair value of available-for-sale securities	—	(1,547,999)	(15,763)

Comprehensive income (loss)	(80,298)	(2,859,728)	6,288
Comprehensive (income) loss attributable to noncontrolling interests	(13,027)	67,572	1,115

Comprehensive income (loss) attributable to common stockholders	$(93,325)	$(2,792,156)	$7,403

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Equity (Deficit)

(In thousands, except share information)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Parent Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares	Par Value
Balance, January 1, 2006 (Commencement of Operations)	127	$—	$1	$—	$—	$1	$—	$1
Net income	—	—	—	—	22,031	22,031	7,625	29,656
Other comprehensive loss	—	—	—	(14,628)	—	(14,628)	(8,740)	(23,368)
Common stock issued, net	54,728,387	55	446,584	—	—	446,639	—	446,639
Stock-based compensation expense	—	—	857	—	—	857	—	857
Dividends declared on common stock	—	—	—	—	(26,098)	(26,098)	—	(26,098)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	(16,666)	(16,666)
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	—	122,737	122,737
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,358)	(6,358)

Balance, December 31, 2006 (As Adjusted)	54,728,514	$55	$447,442	$(14,628)	$(4,067)	$428,802	$98,598	$527,400
Net loss	—	—	—	—	(1,261,320)	(1,261,320)	19,734	(1,241,586)
Other comprehensive loss	—	—	—	(1,530,836)	—	(1,530,836)	(87,306)	(1,618,142)
Common stock issued, net	8,000,000	8	71,992	—	—	72,000	—	72,000
Common stock repurchase	(3,831,400)	(4)	(34,908)	—	—	(34,912)	—	(34,912)
Stock-based compensation expense	422,684	—	2,017	—	—	2,017	—	2,017
Dividends declared on common stock	—	—	—	—	(70,596)	(70,596)	—	(70,596)
Purchase of subsidiary shares from noncontrolling interests	—	—	(4,693)	—	—	(4,693)	(12,878)	(17,571)
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	—	23,145	23,145
Distributions to noncontrolling interests	—	—	—	—	—	—	(21,750)	(21,750)

Balance, December 31, 2007 (As Adjusted)	59,319,798	$59	$481,850	$(1,545,464)	$(1,335,983)	$(2,399,538)	$19,543	$(2,379,995)
Net loss	—	—	—	—	(146,343)	(146,343)	10,479	(135,864)
Cumulative effect adjustment from adoption of SFAS No. 159	—	—	—	1,478,223	1,107,206	2,585,429	22,737	2,608,166
Equity component of convertible debt issuance	—	—	2,230	—	—	2,230	—	2,230
Other comprehensive income	—	—	—	53,018	—	53,018	2,548	55,566
Common stock repurchase	(742,396)	(1)	(755)	—	—	(756)	—	(756)
Stock-based compensation expense	608,112	1	1,287	—	—	1,288	—	1,288
Dividends declared on common stock	—	—	—	—	(30,376)	(30,376)	—	(30,376)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,259)	(12,259)

Balance, December 31, 2008 (As Adjusted)	59,185,514	$59	$484,612	$(14,223)	$(405,496)	$64,952	$43,048	$108,000

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31, 2008 (As Adjusted)	For the Year Ended December 31, 2007 (As Adjusted)	For the Period from January 31, 2006 through December 31, 2006 (As Adjusted)
Operating activities:
Net income (loss)	$(135,864)	$(1,241,586)	$29,656
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	61,107	16,218	1,938
Stock-based compensation expense	1,288	2,017	857
Net premium and discount amortization on investments and loans	12,155	837	(1,814)
Amortization of deferred financing costs	1,907	8,719	2,762
Accretion of discounts on indebtedness	1,038	1,210	—
Net change in fair value of derivative contracts	207,914	(61,353)	(1,653)
Net change in fair value of investments in debt securities and non-recourse indebtedness	(30,502)	—	—
Impairments on other investments and intangible assets	8,362	1,384,430	375
Net realized loss on sale of assets	12,934	16,219	1,974
Proceeds from sale of real estate owned	4,706	—	—
Net realized gain on repurchase of indebtedness	(56,409)	—	—
(Gain) loss on disposition of consolidated entities	5,558	(10,990)	—
Changes in assets and liabilities:
Accrued interest receivable	16,476	(5,149)	(42,847)
Other assets	61,109	6,604	(18,183)
Accrued interest payable	(28,525)	13,994	39,405
Related party payable	2,328	1,921	879
Other liabilities	(2,447)	3,694	(4,007)

Net cash provided by operating activities	143,135	136,785	9,342
Investing activities:
Purchase of investments in debt securities and security-related receivables	(17,176)	(2,730,086)	(6,300,384)
Principal repayments from investments in debt securities and security-related receivables	30,158	50,110	38,746
Purchase of loans	(226,764)	(791,882)	(2,019,613)
Principal repayments from loans	217,224	420,331	83,638
Proceeds from sale of loans	79,961	567,243	85,119
Proceeds from sale of investments in debt securities and security-related receivables	17,522	998,639	42,933
Decrease in restricted cash and warehouse deposits	36,861	246,858	(349,113)
Cash obtained from Sunset upon acquisition	—	—	15,986

Net cash provided by (used in) investing activities	137,786	(1,238,787)	(8,402,688)
Financing activities:
Proceeds from repurchase agreements	—	191,696	3,235,588
Repayments of repurchase agreements	—	(3,215,965)	(515,850)
Proceeds from issuance of CDO notes payable	57,386	2,941,288	4,940,248
Repayments of CDO notes payable	(69,791)	(29,721)	(9,292)
Proceeds from issuance of trust preferred obligations	—	109,503	273,097
Proceeds from warehouse credit facilities	137,790	890,266	1,159,661
Repayments of warehouse credit facilities	(167,151)	(836,608)	(992,503)
Proceeds from issuance of recourse indebtedness	—	208,995	—
Repayment of recourse indebtedness	—	(40,000)	—
Repurchases of recourse indebtedness	(50,591)	—	—

	For the Year Ended December 31, 2008 (As Adjusted)	For the Year Ended December 31, 2007 (As Adjusted)	For the Period from January 31, 2006 through December 31, 2006 (As Adjusted)
Proceeds from issuance of securitized mortgage debt	—	1,014,600	—
Repayments of securitized mortgage debt	(115,832)	(55,540)	—
Proceeds from other derivative contracts	—	14,579	—
Repayments of other derivative contracts	(4,334)	(909)	—
Proceeds from cash flow hedges	—	6,356	13,540
Proceeds from sale of subsidiary shares to noncontrolling interests	—	23,145	122,737
Distributions to noncontrolling interest holders in CDOs	(12,259)	(21,750)	(6,358)
Purchase of subsidiary shares from noncontrolling interests	—	(17,571)	(16,666)
Payments for deferred debt issuance costs	—	(37,267)	(90,186)
Proceeds from issuance of common stock	—	72,000	357,248
Repurchase of common stock	(756)	(34,912)	—
Distributions paid to common stockholders	(49,524)	(51,828)	(26,098)

Net cash provided by (used in) financing activities	(275,062)	1,130,357	8,445,166

Net change in cash and cash equivalents	$5,859	$28,355	$51,820
Cash and cash equivalents at the beginning of the period	80,176	51,821	1

Cash and cash equivalents at the end of the period	$86,035	$80,176	$51,821

Supplemental cash flow information:
Cash paid for interest	$10,786	$28,884	$18,165
Cash paid for taxes	3,000	2,796	—
Stock issued to acquire net assets of Sunset Financial Resources, Inc.	—	—	89,392
Non-cash decrease in assets upon disposition of consolidated entity	313,950	59,865	—
Non-cash decrease in liabilities upon disposition of consolidated entity	313,950	73,527	—
Distributions payable	—	18,768	—
Transfer of loans held to maturity to real estate owned	18,566	9,283	—

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

Retrospective Adjustments Related to Adoption of Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. As of January 1, 2009, the Company adopted SFAS No. 160 and the adoption of SFAS No. 160 resulted in the following changes to the presentation of the Company’s prior period consolidated financial statements: (1) reclassified all amounts previously included within the “Minority interests” financial statement caption to the “Noncontrolling interests in subsidiaries” financial statement caption, which is included within the equity section of the Company’s consolidated financial statements; (2) consolidated net income (loss) was adjusted to include net income (loss) attributable to both the controlling and noncontrolling interests; and (3) consolidated comprehensive income (loss) was adjusted to include comprehensive income (loss) attributable to both the controlling and noncontrolling interests. The adoption of SFAS No. 160 did not have an impact on net income (loss) for any prior periods.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate when interest cost is recognized. The equity component is presented in parent stockholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires companies to retroactively apply the requirements of the pronouncement to all periods presented. As of January 1, 2009, the Company adopted FSP APB 14-1 and the consolidated financial statements as of and for the year ended December 31, 2008 have been retroactively restated for the adoption, which resulted in an increase to the Company’s net loss of $1.6 million, or $0.03 per diluted share, and a $2.2 million increase to parent stockholders’ equity at January 1, 2008.

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

Financial Instrument Description	Carrying Value at January 1, 2008 (Before Adoption of SFAS No. 159)	Transition Adjustment to Accumulated Deficit Increase/(Decrease)		Carrying Value at January 1, 2008 (After Adoption of SFAS No. 159)
Assets:
TruPS and subordinated debentures	$3,793,930	$(924,052	)(1)	$3,793,930
TruPS security-related receivables	740,342	(113,123)		627,219
MBS	2,091,007	(554,171	)(1)	2,091,007
Liabilities:
TruPS CDO notes payable	4,924,033	838,109	(2)	4,085,924
MBS CDO notes payable	3,852,838	1,804,175	(3)	2,048,662
TruPS obligations	382,600	79,005		303,595

Cumulative effect of the adoption		1,129,943
Noncontrolling interest allocation of cumulative adjustment		(22,737)
Cumulative effect of the adoption to accumulated deficit(4)		1,107,206
Adjustments related to other comprehensive loss		1,478,223

Cumulative effect of the adoption to parent stockholders’ equity		$2,585,429

(1)	Prior to January 1, 2008, TruPS and subordinated debentures and MBS were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for these securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive loss to beginning accumulated deficit.

(2)	Includes write-off of deferred issuance costs of $76.9 million.

(3)	Includes write-off of deferred issuance costs of $21.0 million.

(4)	Amount includes $1.9 million of a deferred tax asset recorded upon adoption of SFAS No. 159.

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

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings (loss) per common share (“EPS”) in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders by the weighted-average number of common shares, including both vested unvested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution of unvested restricted common stock, if they are not anti-dilutive. See Note 10 for earnings (loss) per common share computations.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As of January 1, 2009, the Company adopted FSP EITF 03-6-1 and the adoption did not have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting EITF No. 07-5.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active. FSP FAS 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be re-evaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s consolidated financial statements as the Company may be required to deconsolidate certain assets and liabilities due to the ongoing evaluation of its primary beneficiary status. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based on analysis under the current FIN 46R consolidation model. The proposed revisions would be effective for fiscal years that begin after November 15, 2009.

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

	Assets and Liabilities at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Investment in TruPS and TruPS security-related receivables	$—	$—	$1,621,480	$1,621,480
MBS	—	—	458,270	458,270

Total Assets	$—	$—	$2,079,750	$2,079,750

Liabilities:
TruPS CDO notes payable	$—	$—	$1,314,037	$1,314,037
MBS CDO notes payable	—	—	333,553	333,553
TruPS obligations	—	—	120,409	120,409
Derivative instruments	—	266,134	850	266,984

Total Liabilities	$—	$266,134	$1,768,849	$2,034,983

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

Impact of Market Conditions on Fair Value Estimates

Fair value for certain of the Company’s Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy has been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007, and continued to decline in 2008. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis.

All of these influences significantly disrupted the financial markets in which the Company’s assets and liabilities trade; therefore, access to and the quality of external market data for use in the Company’s valuation analyses used to support the fair values presented within the consolidated balance sheets was extremely limited. The limited nature and variability of that market data required the Company to apply significant judgment in its determination of the appropriate assumptions to use in the determination of fair value. While attempting to develop assumptions that would be used by a market participant, the Company noted that the limited access to and quality of external market data would increase the range of estimates that could be considered fair value.

TruPS and TruPS Security-Related Receivables

The market conditions described above also impacted the volume of observable inputs available to the Company in estimating the fair value of its TruPs and TruPS security-related receivables. As of December 31, 2008, the Company estimated that the fair value of its TruPS portfolio was, on average, approximately $29 for every $100 of par. The Company arrived at this estimated fair value using a discounted cash flow approach to value each individual TruPS security. However, the Company notes that the range of fair value estimates for these securities is wide and that different market participants may arrive at different estimates based on how a market participant may evaluate the characteristics of individual securities, combined with judgments regarding the timing of economic recovery, and changes in interest rates and issuers’ ability to call the securities. If the Company were to value the TruPS portfolio using the average dollar price at the high and low point of an estimated range that was determined based on 200 bps increases and decreases to the Company’s estimated credit spread assumptions, it would result in the fair value of the TruPS portfolio increasing by $231 million or decreasing by $(182) million as compared to the amount recorded in the financial statements.

MBS Portfolio

As a result of the ongoing disruption in the housing market and the downturn in the overall economy, the non-agency subprime, Alt-A, and prime jumbo mortgage backed securities market experienced significant turmoil in 2007 and 2008, and the amount of current trading activity was extremely limited. As a result, the methods used to derive pricing for the Company’s MBS portfolio were limited to pricing services and broker quotes. In many instances, both the differential between the prices received from different sources for the same security and the bid/ask spread widened significantly as compared to prior periods. These factors were considered by the Company in making judgments as to the appropriate estimates of fair value, and the Company noted these factors would increase the range of estimates that could be considered fair value.

As of December 31, 2008, the Company estimated that the fair value of its MBS portfolio was, on average, approximately $18 for every $100 of par, based on its best estimate of fair value for each individual MBS. However, the Company notes that the range of fair value estimates for these securities is wide and that different market participants may arrive at different estimates based on how a market participant may evaluate the characteristics of individual securities, combined with judgments regarding the timing of economic recovery, and changes in interest rates and prepayment speeds. If the Company were to value the MBS portfolio using the average dollar price at the high and low point of an estimated range that was determined to be 10% above or below the average dollar price of $18, it would result in the fair value of the MBS portfolio increasing by $46 million or decreasing by $(46) million as compared to the amount recorded in the financial statements.

MBS and TruPS CDO Notes Payable and Trust Preferred Obligations

The market conditions described above also had an impact on the volume of observable inputs available to the Company in estimating the fair value of the CDO notes payable and trust preferred obligations that finance the Company’s MBS and TruPS portfolios. The MBS and TruPS assets serve as the sole source of collateral and cash flows for the MBS and TruPS CDO notes payable and trust preferred obligations. As a result, the Company generally expects that there will be significant correlation between its fair value estimates of the CDO notes payable and its fair value estimates for the associated MBS and TruPS assets. This expected price correlation between the underlying assets and the CDO notes payable is consistent with what the Company has experienced and observed in the market during 2008. The Company believes that this correlation is consistent with the expectations that a CDO market participant would consider in evaluating the CDO notes payable. During the market turmoil, the pricing of the both the MBS and TruPS assets has been driven substantially by concerns related to credit risk (as opposed to interest rates or other factors that also impact pricing) and thus the ultimate collectability of the principal balances of the assets. As the market’s views regarding the realizability of the collateral have priced in significant concern about the ability to realize future principal and interest collections, inherent in any valuation of the CDO notes payable are similar market views regarding the credit risk associated with the assets serving as collateral. However, changes in market conditions may significantly impact the degree of this correlation. For example, changes in market conditions, such as supply and demand, which change perceptions regarding the benefits or risks associated with investments in CDO debt instruments may not impact a market participant’s assessment of the specific credit risk of individual TruPS. If the Company were to value the MBS and TruPS CDO notes payable using the average dollar price at the high and low point of an estimated range that was determined to be 10% above or below the average dollar price of $21, it would result in the fair value of these instruments increasing by $165 million or decreasing by $(165) million as compared to the amount recorded in the financial statements.

Impact to the Company

While market conditions existing at December 31, 2008 may cause significant variability in fair value estimates of the Company’s Consolidated investments in TruPS and TruPS security-related receivables, mortgage-backed securities and related MBS and TruPS CDO notes payable and trust preferred obligations, the non-recourse nature of these assets and liabilities to the Company means that changes by the Company to recorded fair values of such instruments in the Company’s financial statements do not have a material economic impact on the Company.

The maximum loss from investments in TruPS and TruPS security-related receivables is limited to the aggregate $219 million that the Company originally invested in the eight TruPS CDO entities through purchases of preference shares. As of December 31, 2008, the TruPS CDO entities, which the Company consolidates in accordance with FIN 46R, have experienced $250.5 million of bank and insurance company defaults and $300 million of securities currently deferring interest, or 10.7% of the Company’s combined TruPS portfolio. The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight TruPS CDOs. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of preference shares and subordinated interests, will no longer receive current distributions of cash in respect of such interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests, and the Company cannot predict when or if such an event will occur. For this reason, the Company believes the fair value of its investments in preference shares and subordinated interests in the TruPS CDO entities is negligible and, therefore, changes by the Company to recorded fair values of the underlying TruPS and TruPS security-related receivables collateral within the ranges described above would not have a material economic impact on the Company.

The maximum loss from investments in mortgaged backed securities which are all held by three Kleros Real Estate CDO’s (Kleros Real Estate CDO I, II and IV) is limited to the $90 million that was originally invested by the Company into these Kleros Real Estate CDOs through purchases of equity interests. All of the Kleros Real Estate CDOs are governed by indentures that provide the Company with no rights to the CDO’s assets and provide the CDO noteholders with no recourse to the assets of the Company. The Company consolidates the Kleros Real Estate CDOs in accordance with FIN 46R, which requires that the Company records the financial position and results of operations of the CDOs in the consolidated financial statements, without consideration that the Company’s maximum economic exposure to loss is $90 million. The Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company related to its equity interests. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. As previously disclosed, the Company has received written notice from the trustees of Kleros Real Estate I, II, and IV that each CDO experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder. As a result of these circumstances, the Company believes that the fair value of the Company’s equity interests in the Kleros Real Estate CDOs is zero, and that changes by the Company to the recorded fair value of the underlying mortgage backed securities collateral within the ranges described above would not have a material economic impact on the Company.

NOTE 4: INVESTMENTS IN SECURITIES

The following tables summarize the Company’s investments in debt securities as of December 31, 2008 and 2007:

Investment Description	Amortized Cost	Unrealized Losses	Estimated Fair Value	Weighted Average Coupon	Weighted- Average Years to Maturity
	(dollars in thousands)
December 31, 2008(1):
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

NOTE 5: LOANS

Loans accounted for as held for investment are recorded at amortized cost. Loans accounted for as held for sale are carried at fair value, with changes in fair value recorded in the net change in fair value of investments in debt securities and loans and non-recourse indebtedness. The following table summarizes our investments in loans as of December 31, 2008 (dollars in thousands):

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Unrealized Gain (loss)	Carrying Amount	Number of Loans	Weighted- Average Interest Rate	Weighted- Average Contractual Maturity Date
December 31, 2008:
5/1 Adjustable rate residential mortgages	$609,994	$6,735	$—	$616,729	1,487	6.3%	July 2036
7/1 Adjustable rate residential mortgages	211,287	3,414	—	214,701	488	6.6%	Dec 2036
10/1 Adjustable rate residential mortgages	68,786	1,275	—	70,061	186	6.8%	Sept 2036
Commercial loan(1)	7,464	—	—	7,464	1	21.0%	—
Leveraged loans(2)	891,204	(9,946)	(100,989)	780,269	438	6.5%	Apr 2013

Total	$1,788,735	$1,478	$(100,989)	$1,689,224	2,600	6.4%

December 31, 2007:
5/1 Adjustable rate residential mortgages	$705,442	$6,706	$—	$712,148	1,684	6.4%	July 2036
7/1 Adjustable rate residential mortgages	251,095	3,575	—	254,670	571	6.6%	Dec 2036
10/1 Adjustable rate residential mortgages	79,030	1,347	—	80,377	207	6.8%	Sept 2036
Commercial loan(1)	7,332	—	—	7,332	1	21.0%	Jan 2006
Leveraged loans	838,300	(1,347)	—	836,953	388	8.7%	Feb 2013

Total	$1,881,199	$10,281	$—	$1,891,480	2,851	7.4%

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

(2)	Includes approximately $63.6 million of leveraged loans classified as held for sale as of December 31, 2008.

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

NOTE 6: INDEBTEDNESS

The following table summarizes the Company’s total indebtedness (includes recourse and non-recourse indebtedness):

Description	Amortized Cost	Net Change in Fair Value (2)	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Weighted-Average Contractual Maturity	Estimated Fair Value
	(dollars in thousands)
December 31, 2008:
Non-recourse indebtedness:
Trust preferred obligations	$385,600	$(265,191)	$120,409	2.9% to 8.7%	4.8%	Oct 2036	$120,409
Securitized mortgage debt	844,764	—	844,764	5.0% to 6.0%	5.7%	Dec 2046	425,032
CDO notes payable (1)	8,449,072	(6,106,152)	2,342,920	2.1% to 9.5%	3.3%	Apr 2039	1,995,448
Warehouse credit facilities	126,623	—	126,623	3.8%	3.8%	May 2009	64,660

Total non-recourse indebtedness	$9,806,059	$(6,371,343)	$3,434,716

Recourse indebtedness:
Junior subordinated debentures	$49,614	$—	$49,614	7.9% to 9.5%	8.8%	Aug 2036	$28,560
Contingent convertible debt	28,042	—	28,042	7.6%	7.6%	May 2027	18,623

Total recourse indebtedness	$77,656	$—	$77,656

Total indebtedness	$9,883,715	$(6,371,343)	$3,512,372

December 31, 2007:
Non-recourse indebtedness:
Trust preferred obligations	$382,600	$—	$382,600	5.9% to 9.0%	6.7%	July 2035	$300,296
Securitized mortgage debt	959,558	—	959,558	5.0% to 6.0%	5.7%	Dec 2046	958,643
CDO notes payable	9,409,027	—	9,409,027	5.1% to 6.1%	5.6%	Mar 2040	6,522,197
Warehouse credit facilities	155,984	—	155,984	5.1% to 5.3%	5.2%	Mar 2008	154,331

Total non-recourse indebtedness	$10,907,169	$—	$10,907,169

Recourse indebtedness:
Junior subordinated debentures	$49,614	$—	$49,614	9.4%	9.4%	Aug 2036	$37,211
Contingent convertible debt	140,000	—	140,000	7.6%	7.6%	May 2027	96,250

Total recourse indebtedness	$189,614	$—	$189,614

Total indebtedness	$11,096,783	$—	$11,096,783

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation. Carrying amount includes $1.6 billion of liabilities at fair value.

(2)	Amounts reflect adjustment to fair value for those debt obligations elected to be recorded at fair value under SFAS No. 159.

Recourse indebtedness refers to indebtedness that is recourse to the general assets of the Company. As indicated in the table above, the Company’s consolidated financial statements include recourse indebtedness of $77.7 million and $189.6 million, respectively, as of December 31, 2008 and 2007. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs, CLOs and other securitization vehicles) which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to the general credit of the Company. As of December 31, 2008, the Company’s maximum exposure to economic loss as a result of its involvement with each VIE is the $460.9 million of capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

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

During the year ended December 31, 2008, the Company repurchased and retired $111.4 million par value of its outstanding convertible debt securities for $50.6 million. The Company realized a gain of $56.4 million on these transactions, net of a $2.7 million write-off of related deferred costs and a $1.6 million discount. As of the date of this filing, $28.7 million principal amount of the Company’s contingent convertible debt securities remains outstanding. The holders of the Company’s remaining $28.7 million aggregate principal amount of convertible debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, the Company’s common stock ceases to be listed on the NYSE, another established national securities exchange or an automated over-the-counter trading market in the United States. See Note 13 for further discussion.

As discussed in Note 2, the Company adopted FSP APB 14-1 effective as of January 1, 2009 and retrospectively applied FSP APB 14-1 to the terms of its contingent convertible debt as they existed for all periods presented. FSP APB 14-1 requires the Company to account separately for the liability and equity components of its contingent convertible debt in a manner that reflects the Company’s nonconvertible, unsecured debt borrowing rate. Pursuant to the retrospective application of FSP APB 14-1, at January 1, 2008, the Company recorded a $2.2 million increase to additional paid-in-capital relating to the equity component and a corresponding discount to its contingent convertible debt. The unamortized discount was $0.6 million as of December 31, 2008 and will be amortized through May 2012.

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

The table below summarizes the Company’s contractual obligations (excluding interest) under borrowing agreements as of December 31, 2008 (amounts in thousands):

		Payments Due by Period
	Total Notional	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-recourse obligations:
Trust preferred obligations	$385,600	$—	$—	$—	$385,600
Securitized mortgage debt	844,764	—	—	—	844,764
CDO notes payable	8,449,072	—	—	—	8,449,072
Warehouse credit facilities	126,623	126,623	—	—	—
Commitments to purchase securities and loans (a)	23,637	23,637	—	—	—

Total non-recourse obligations	9,829,696	150,260	—	—	9,679,436
Recourse:
Junior subordinated notes	49,614	—	—	—	49,614
Contingent convertible debt	28,650	—	—	—	28,650

Total recourse obligations	78,264	—	—	—	78,264

Total	$9,907,960	$150,260	$—	$—	$9,757,700

(a)	Amounts reflect our consolidated CDOs’ requirement to purchase additional collateral in order to complete the ramp-up collateral balances. Of this amount, $16.6 million has been advanced through CDO notes payable and is included in our restricted cash on our consolidated balance sheet as of December 31, 2008.

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

NOTE 8: NONCONTROLLING INTERESTS

Noncontrolling interests represent the interests of third-party investors in the CDO entities consolidated by the Company. The following summarizes the Company’s noncontrolling interest activity for the year ended December 31, 2008 and 2007, respectively:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Beginning balance	$19,543	$98,598
Cumulative effect adjustment from adoption of SFAS No. 159	22,737	—
Sale of subsidiary shares to noncontrolling interests	—	23,145
Net income attributable to noncontrolling interests	10,479	19,734
Accumulated other comprehensive income (loss) allocation	2,548	(87,306)
Purchase of subsidiary shares from noncontrolling interests	—	(12,878)
Distributions to noncontrolling interests	(12,259)	(21,750)

Ending balance	$43,048	$19,543

Noncontrolling interest holders are allocated their respective portion of the earnings of the CDO. The CDO entity makes quarterly distributions to the holders of the CDO notes payable and preferred shares. The distributions to preferred stockholders are determined at each payment date, after the necessary cash reserve accounts are established and after the payment of expenses and interest on the CDO notes payable.

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

NOTE 10: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the following periods (dollars in thousands, except per share data):

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period from January 31, 2006 through December 31, 2006
Net income (loss) attributable to common stockholders	$(146,343)	$(1,261,320)	$22,031

Weighted-average common shares outstanding—Basic and diluted	59,470,943	56,098,672	14,924,342

Earnings (loss) per share—Basic	$(2.46)	$(22.48)	$1.48

Earnings (loss) per share—Diluted	$(2.46)	$(22.48)	$1.48

Anti-dilutive shares	—	—	—

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

The components of the provision (benefit) for income taxes as it relates to the Company’s taxable income are as follows:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the period from January 31, 2006 through December 31, 2006
Current income tax provision (benefit):
Federal	$(4,312)	$3,599	$659
State	—	(18)	163

Total current provision	(4,312)	3,581	822
Deferred income tax benefit:
Federal	(21,877)	(1,253)	(48)
State	—	—	(8)

Total deferred benefit	(21,877)	(1,253)	(56)

Total provision (benefit)	$(26,189)	$2,328	$766

A reconciliation of statutory income tax provision (benefit) to the effective income tax provision (benefit) is as follows:

	Year Ended December 31,
	2008		2007		2006
	Tax	Rate	Tax	Rate	Tax	Rate
	(In thousands)		(In thousands)		(In thousands)
Pretax income (loss) at statutory income tax rate	$(56,719)	35.00%	$(433,740)	35.00%	$10,648	35.00%
Non-taxable loss (income) at statutory income tax rate	20,657	(12.75)%	442,975	(35.75)%	(7,213)	(23.71)%
Non-taxable income attributable to noncontrolling interests at statutory income tax rate	(3,668)	2.27%	(6,907)	0.56%	(2,669)	(8.77)%
State & local taxes, net of federal provision	—	0.00%	—	0.00%	—	0.00%
Valuation Allowance	13,541	(8.36)%	—	0.00%	—	0.00%

Total income tax provision (benefit)	$(26,189)	16.16%	$2,328	(0.19)%	$766	2.52%

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

NOTE 15: QUARTERLY FINANCIAL DATA

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations:

	For the Three Months Ended
	March 31 (Unaudited)	June 30 (Unaudited)	September 30 (Unaudited) (1)	December 31 (Unaudited)
2008:
Net investment income (loss)	$25,592	$26,475	$14,867	$(13,834)
Net income (loss) attributable to common stockholders	$84,886	$(81,204)	$62,431	$(212,456)
Total earnings (loss) per share—Basic	$1.43	$(1.36)	$1.05	$(3.60)
Total earnings (loss) per share—Diluted	$1.43	$(1.36)	$1.05	$(3.60)

	For the Three Months Ended
	March 31 (Unaudited)	June 30 (Unaudited)	September 30 (Unaudited)	December 31 (Unaudited)
2007:
Net investment income	$16,840	$18,915	$21,800	$26,048
Net income (loss) attributable to common stockholders	$11,778	$(47,217)	$(496,604)	$(729,277)
Total earnings (loss) per share—Basic	$0.22	$(0.86)	$(8.36)	$(12.31)
Total earnings (loss) per share—Diluted	$0.21	$(0.86)	$(8.36)	$(12.31)

(1)	Amounts have been retrospectively adjusted as a result of the adoption of FSP APB 14 1.

Alesco Financial Inc.

Schedule II

Valuation and Qualifying Accounts

(Dollars in thousands)

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
For the year ended December 31, 2008	$18,080	$61,107	$(10,759)	$68,428
For the year ended December 31, 2007	$2,130	$16,218	$(268)	$18,080
For the period from January 31, 2006 through December 31, 2006	$—	$2,130	$—	$2,130

Alesco Financial Inc.

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2008

(dollars in thousands)

(1)	Summary of Residential Mortgage Loans on Real Estate:

Description of mortgages
		Interest Rate		Maturity Date		Original Principal		Carrying Amount of
Residential mortgages(c)	Number of Loans	Lowest	Highest	Lowest	Highest	Lowest	Highest	Mortgages(a)
5/1 Adjustable Rate
2-4 Family	35	4.1%	7.4%	6/1/2035	11/1/2036	$11	$1,500	$15,132
Condominium	211	3.5%	7.8%	2/1/2035	9/1/2046	86	1,067	72,860
PUD	400	4.3%	8.0%	4/1/2035	10/1/2046	108	2,860	161,019
Single Family	841	4.0%	7.8%	11/1/2033	11/1/2046	58	2,097	367,718

Subtotal	1,487							$616,729

7/1 Adjustable Rate
2-4 Family	27	6.0%	7.9%	7/1/2036	10/1/2046	$166	$1,500	$12,645
Condominium	69	5.4%	7.8%	3/1/2036	11/1/2036	94	759	20,053
PUD	90	5.4%	7.9%	2/1/2036	11/1/2046	59	1,480	43,378
Single Family	302	5.0%	7.9%	2/1/2036	10/1/2046	90	1,500	138,625

Subtotal	488							$214,701

10/1 Adjustable Rate
2-4 Family	22	6.5%	7.3%	9/1/2036	10/1/2036	$95	$932	$9,018
Condominium	52	5.9%	7.8%	8/1/2036	11/1/2036	67	912	14,434
PUD	2	6.5%	7.0%	9/1/2036	9/1/2036	129	154	288
Single Family	110	5.8%	7.6%	7/1/2036	11/1/2036	51	1,950	46,321

Subtotal	186							$70,061

Total residential mortgages	2,161							$901,491

(a)	Reconciliation of carrying amount of residential mortgages:

For the year ended December 31, 2008
Balance, beginning of period	$1,047,195
Deductions during period:
Collections of principal	(106,546)
Net premium amortization	(204)
Transfer to REO	(33,209)
Sale of loans	(5,745)

Balance, end of period	$901,491

(b)	Summary of Residential Mortgages by Geographic Location (dollars in thousands):

	Number of Loans	Minimum Coupon	Maximum Coupon	Minimum Carrying Amount	Maximum Carrying Amount	Total Carrying Amount
CA	844	3.5%	7.9%	$77	$2,125	$423,737
FL	190	4.4%	7.6%	79	2,898	72,357
AZ	173	4.3%	8.0%	90	1,515	49,272
NV	130	5.3%	7.5%	102	1,016	43,493
WA	132	4.8%	7.4%	114	1,022	45,595
VA	90	4.8%	7.9%	150	1,004	39,967
CO	74	4.0%	7.5%	68	1,222	23,777
OR	51	4.8%	7.5%	108	1,319	15,270
MD	47	4.9%	7.1%	74	962	18,624
IL	46	4.6%	7.5%	78	1,383	17,130
MN	35	4.4%	7.5%	110	753	9,678
NJ	31	4.1%	7.5%	102	1,555	17,462
NY	29	4.9%	7.3%	255	925	15,394
NC	28	4.9%	7.4%	64	1,017	9,916
GA	26	4.4%	7.1%	94	1,013	9,339
UT	24	5.8%	7.8%	93	1,824	8,664
MA	24	4.6%	7.9%	12	973	11,821
TX	22	4.6%	7.6%	28	1,013	7,347
ID	17	5.4%	7.3%	85	892	5,052
SC	14	5.9%	7.0%	119	1,641	7,458
PA	14	5.9%	7.8%	111	1,538	6,211
MO	13	6.1%	7.3%	60	1,358	5,721
WI	12	4.9%	7.5%	109	603	2,867
MI	8	5.9%	7.8%	96	811	2,419
HI	9	5.9%	7.1%	258	1,867	5,699
CT	9	4.8%	7.8%	176	702	3,678
DC	8	5.5%	7.1%	151	1,518	3,581
NM	6	6.3%	7.1%	136	226	1,066
MT	6	4.8%	7.0%	160	993	2,825
DE	6	5.1%	7.1%	228	633	2,872
AL	6	6.3%	7.3%	149	648	2,456
NE	5	6.0%	7.0%	126	270	938
TN	4	6.3%	7.0%	74	790	1,242
OH	4	5.9%	6.9%	101	528	1,300
WV	3	4.6%	6.9%	293	334	927
IA	3	5.9%	6.3%	59	104	266
VT	2	6.1%	6.6%	648	1,050	1,698
SD	2	6.5%	7.4%	51	112	164
RI	2	5.4%	6.4%	275	445	720
KY	2	6.6%	6.9%	167	492	660
KS	2	5.5%	6.9%	240	617	857
IN	2	5.9%	6.8%	97	238	335
WY	1	5.9%	5.9%	605	605	605
OK	1	6.8%	6.8%	200	200	200
NH	1	7.0%	7.0%	445	445	445
ND	1	6.9%	6.9%	99	99	99
MS	1	6.4%	6.4%	159	159	159
AR	1	7.3%	7.3%	128	128	128

Grand Total	2,161					901,491

ITEM 9.	CONTROLS AND PROCEDURES.

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

In connection with the preparation of this Amendment, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. In making this evaluation, our management considered the material weakness discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

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

Management reassessed the effectiveness of our internal control over financial reporting as of December 31, 2008 as a result of the identification of computational errors in certain valuation models as described below. In making this reassessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this reassessment, management believes that, as of December 31, 2008, our internal control over financial reporting was not effective because controls related to certain of the Company’s valuation processes were not designed and operating effectively.

More specifically, significant judgments and detailed computational models are used by the Company to develop the valuation estimates used in the preparation of our financial statements. During July 2009, computational errors in certain models used to produce amounts in the December 31, 2008 financial statements were identified. While these errors did not result in a need to modify the December 31, 2008 financial statements, we have determined that the sufficiency of controls over the development and validation of the valuation models, together with the management review controls over the valuations not being at a sufficient level of detail, made it reasonably possible that a material error in the valuations of certain assets could go undetected.

Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2008, there were no additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for our subsequent to year end remediation of the material weakness described below.

To remediate the material weakness in internal control over financial reporting described above, management enhanced its controls over financial reporting by completing the following remediation steps:

•	Corrected the computational errors in our internal valuation model that supports our estimate of the fair value of certain investments; and

•	Enhanced our internal valuation process to include additional validation procedures, including more formal review and comparison of internal valuation model results to observable market data.

We believe that the actions described above and the resulting improvements in controls have strengthened our internal control over financial reporting relating to our valuation process.

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

Date: August 17, 2009