Form 10-Q
period 2009-06-30
ALESCO FINANCIAL INC
filed 2009-08-17
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

As of August 14, 2009 there were 60,169,240 shares of common stock ($0.001 par value per share) of Alesco Financial Inc. outstanding.

ALESCO FINANCIAL INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

Alesco Financial Inc.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share information)

	As of June 30, 2009	As of December 31, 2008 (As Adjusted)
Assets
Investments in debt securities and security-related receivables, at fair value	$2,349,220	$2,079,750
Investments in loans
Residential mortgages	839,668	901,491
Commercial mortgages	7,464	7,464
Leveraged loans (including amounts held for sale at fair value of $105,452 and $63,601, respectively)	808,728	780,269
Loan loss reserve	(158,512)	(68,428)

Total investments in loans, net	1,497,348	1,620,796
Cash and cash equivalents	88,922	86,035
Restricted cash and warehouse deposits	69,668	54,059
Accrued interest receivable	20,901	31,435
Deferred tax asset	3,676	25,036
Other assets	27,855	37,820

Total assets	$4,057,590	$3,934,931

Liabilities and equity
Indebtedness
Trust preferred obligations, at fair value	$138,203	$120,409
Securitized mortgage debt	789,598	844,764
CDO notes payable (including amounts at fair value of $1,401,422 and $1,647,590, respectively)	2,106,752	2,342,920
Warehouse credit facilities	106,582	126,623
Recourse indebtedness	77,703	77,656

Total indebtedness	3,218,838	3,512,372
Accrued interest payable	19,682	30,530
Related party payable	6,512	4,880
Derivative liabilities	191,087	266,984
Other liabilities	13,286	12,165

Total liabilities	3,449,405	3,826,931
Equity
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 60,169,240 and 60,171,324 issued and outstanding, including 659,076 and 985,810 unvested restricted share awards, respectively	60	59
Additional paid-in-capital	484,934	484,612
Accumulated other comprehensive loss	(12,705)	(14,223)
Accumulated deficit	(67,664)	(405,496)

Total parent stockholders’ equity	404,625	64,952
Noncontrolling interests in subsidiaries	203,560	43,048

Total equity	608,185	108,000

Total liabilities and equity	$4,057,590	$3,934,931

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income (Loss)

(Unaudited and in thousands, except share and per share information)

	For the Three-Month Period Ended June 30, 2009	For the Three-Month Period Ended June 30, 2008 (As Adjusted)	For the Six-Month Period Ended June 30, 2009	For the Six-Month Period Ended June 30, 2008 (As Adjusted)
Net investment income (loss):
Investment interest income	$90,382	$137,520	$190,265	$311,415
Investment interest expense	(53,403)	(101,588)	(112,355)	(241,372)
Provision for loan losses	(49,696)	(7,891)	(100,154)	(15,455)

Net investment income (loss)	(12,717)	28,041	(22,244)	54,588

Expenses:
Related party management compensation	3,389	4,197	6,842	8,942
General and administrative	4,242	3,545	8,638	7,160

Total expenses	7,631	7,742	15,480	16,102
Other income and expense:
Interest and other income	184	1,131	592	2,625
Net change in fair value of investments in debt securities and loans and non-recourse indebtedness	540,908	(132,651)	547,785	70,208
Net change in fair value of derivative contracts	36,492	37,055	31,739	(45,808)
Credit default swap premiums	—	(1,536)	—	(2,872)
Impairments on other investments and intangible assets	(2,670)	(4,286)	(4,748)	(12,844)
Loss on disposition of consolidated entities	—	(5,558)	—	(5,558)
Net realized loss on sale of assets	(4,281)	(1,742)	(16,126)	(3,191)

Earnings (loss) before benefit (provision) for income taxes	550,285	(87,288)	521,518	41,046
Benefit (provision) for income taxes	(8,380)	2,975	(22,568)	3,402

Net income (loss)	541,905	(84,313)	498,950	44,448
Less: Net (income) loss attributable to noncontrolling interests	(168,240)	3,109	(161,118)	(40,765)

Net income (loss) attributable to common stockholders	$373,665	$(81,204)	$337,832	$3,683

Earnings (loss) per share—basic:
Basic earnings (loss) per share	$6.21	$(1.36)	$5.61	$0.06

Weighted-average shares outstanding—Basic	60,169,240	59,512,594	60,170,794	60,550,247

Earnings (loss) per share—diluted:
Diluted earnings (loss) per share	$6.21	$(1.36)	$5.61	$0.06

Weighted-average shares outstanding—Diluted	60,169,240	59,512,594	60,170,794	60,550,247

Distributions declared per common share	$—	$0.25	$—	$0.50

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and in thousands)

	For the Three-Month Period Ended June 30, 2009	For the Three-Month Period Ended June 30, 2008 (As Adjusted)	For the Six-Month Period Ended June 30, 2009	For the Six-Month Period Ended June 30, 2008 (As Adjusted)
Net income (loss)	$541,905	$(84,313)	$498,950	$44,448
Other comprehensive income (loss):
Net change in cash-flow hedges	1,386	41,924	2,771	44,507

Comprehensive income (loss)	543,291	(42,389)	501,721	88,955
Comprehensive income attributable to noncontrolling interests	(168,867)	2,441	(162,371)	(42,060)

Comprehensive income (loss) attributable to common stockholders	$374,424	$(39,948)	$339,350	$46,895

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Equity

(Unaudited and in thousands, except share information)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Parent Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares	Par Value
Balance, December 31, 2008 (As Adjusted)	59,185,514	$59	$484,612	$(14,223)	$(405,496)	$64,952	$43,048	$108,000
Net income	—	—	—	—	337,832	337,832	161,118	498,950
Other comprehensive income	—	—	—	1,518	—	1,518	1,253	2,771
Stock-based compensation expense	324,650	1	322	—	—	323	—	323
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,859)	(1,859)

Balance, June 30, 2009	59,510,164	$60	$484,934	$(12,705)	$(67,664)	$404,625	$203,560	$608,185

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	For the Six-Month Period Ended June 30, 2009	For the Six-Month Period Ended June 30, 2008 (As Adjusted)
Operating activities:
Net income	$498,950	$44,448
Adjustments to reconcile net income to cash flow from operating activities:
Provision for loan losses	100,154	15,455
Stock-based compensation expense	323	960
Net premium and discount amortization on investments and loans	(2,310)	239
Amortization of deferred financing costs	716	1,068
Accretion of discounts on indebtedness	353	565
Net change in fair value of derivative contracts	(70,408)	29,530
Net change in fair value of investments in debt securities and loans and non-recourse indebtedness	(547,785)	(70,208)
Impairments on other investments and intangible assets	4,748	12,844
Net realized loss on sale of assets	16,126	3,191
Loss on disposition of consolidated entities	—	5,558
Proceeds from sale of real estate owned	5,607	—
Changes in assets and liabilities:
Accrued interest receivable	10,573	13,018
Other assets	19,293	69,433
Accrued interest payable	(13,816)	(25,035)
Related party payable	1,632	405
Other liabilities	2,292	(3,598)

Net cash provided by operating activities	26,448	97,873
Investing activities:
Purchase of investments in debt securities and security-related receivables	—	(10,122)
Principal repayments from investments in debt securities and security-related receivables	14,478	15,945
Purchase of loans	(23,452)	(133,312)
Principal repayments from loans	89,391	131,289
Proceeds from sale of loans	16,692	68,197
Proceeds from sale of investments in debt securities and security-related receivables	—	15,215
(Increase) decrease in restricted cash and warehouse deposits	(15,609)	3,964

Net cash provided by investing activities	81,500	91,176
Financing activities:
Proceeds from issuance of CDO notes payable	10,000	42,386
Repayments of CDO notes payable	(36,517)	(32,493)
Proceeds from warehouse credit facilities	—	131,890
Repayments of warehouse credit facilities	(20,041)	(157,187)
Repayments of securitized mortgage debt	(55,471)	(71,203)
Repayments of other derivative contracts	(1,173)	(3,190)
Distributions to noncontrolling interests in CDOs	(1,859)	(9,550)
Distributions paid to common stockholders	—	(33,907)

Net cash used in financing activities	(105,061)	(133,254)

Net change in cash and cash equivalents	$2,887	$55,795
Cash and cash equivalents at the beginning of the period	86,035	80,176

Cash and cash equivalents at the end of the period	$88,922	$135,971

Supplemental cash flow information:
Transfer of residential mortgage loans to real estate owned	$11,493	$12,791
Distributions payable	—	15,239
Non-cash purchase of debt securities	4,999	—
Non-cash sale of debt securities	4,999	—
Non-cash decrease in assets upon disposition of consolidated entity	—	313,950
Non-cash decrease in liabilities upon disposition of consolidated entity	—	313,950

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of June 30, 2009

(Unaudited and in thousands, except share and per share amounts)

NOTE 1: THE COMPANY

Alesco Financial Trust (“AFT”) was organized as a Maryland real estate investment trust (“REIT”) on October 25, 2005 and commenced operations on January 31, 2006. On January 31, 2006, February 2, 2006, and March 1, 2006, AFT completed the sale of 11,107,570 common shares of beneficial interest at an offering price of $10.00 per share in a private offering. AFT received proceeds from this offering of $102.4 million, net of placement fees and offering costs.

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

Proposed Merger with Cohen & Company

On February 20, 2009, the Company signed a definitive merger agreement with Cohen & Company, the parent of the Company’s manager. The Company’s Board of Directors and Cohen’s Board of Managers have each unanimously approved the transaction. In the proposed merger, Cohen & Company will merge with a subsidiary of the Company and will survive the merger as a subsidiary of the Company. In the proposed merger, (i) members who own Class A units of membership interest and Class B units of membership interest in Cohen & Company will have the option to exchange their membership units in Cohen & Company for either 0.57372 shares of the Company’s common stock or 0.57372 replacement units of membership interest in Cohen & Company and (ii) Daniel G. Cohen, who owns Class C units of membership interest in Cohen & Company, will be entitled to receive one share of our Series A Voting Convertible Preferred Stock, par value $0.001 per share, which is referred to herein as the Series A share. The Series A share will have no economic rights but will entitle the holder thereof to elect a number equal to at least one-third (but less than a majority) of our board of directors. Beginning in July 2010, the holder of the Series A share may convert the Series A share into our Series B Voting Non-Convertible Preferred Stock, par value $0.001 per share (referred to herein as the Series B shares), which will have no economic rights but will entitle such holder to vote together with our stockholders on all matters presented to our stockholders and to exercise approximately 31.9% of the voting power of our common stock. Any outstanding Series A share and Series B shares shall be redeemed by us on December 31, 2012 for cash equal to the aggregate par value of the shares. The replacement units of membership interest in Cohen & Company may be redeemed for cash or an equivalent number of our common stock in the future, at our option after specified lock-up periods. Holders of the Company’s common stock will continue to hold their shares of the Company. Pursuant to the merger agreement, the Company expects to complete a 1 for 10 reverse split of its common stock. It is currently expected that the Company’s current shareholders will own 56.5% of the Company’s shares of common stock immediately after the merger and former unit holders of Cohen & Company will hold the balance; however, the actual percentages will not be known until members of Cohen & Company have made their elections to receive the Company’s common stock or replacement units of Cohen & Company. If all Cohen & Company membership interests were to be redeemed in the future, if the Company were to elect to issue shares of its common stock upon such redemption and if no other changes in the number of the Company’s outstanding shares of common stock were to occur, the Company’s current shareholders would own 38.5%, and former Cohen & Company members would own 61.5%, of the combined company. Cohen & Company will be treated as the acquirer for accounting purposes.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2008, included in our Annual Report on Amendment No. 2 to the Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2009. See “Item 8-Financial Statements and Supplementary Data” included in our Annual Report on Amendment No. 2 to the Form 10-K/A for the year ended December 31, 2008 filed with the SEC on August 17, 2009. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows, are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

Financial instruments utilizing Level 3 inputs generally include investments in TruPS and TruPS security-related receivables, MBS, leveraged loans classified as held for sale, and CDO notes payable.

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

TruPS and TruPS Security-Related Receivables: The fair value of investments in TruPS is estimated using internal valuation models. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. Fair value is determined based on prices of comparable debt securities, or discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.

MBS: The fair value of investments in MBS is determined based on external price and spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds.

CDO Notes Payable: The fair value of CDO notes payable liabilities is estimated using external price data (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on prices of comparable notes payable, or discounted cash flow models using current interest rates, estimates of the term of the particular instrument, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market.

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

Effective January 1, 2008, the Company classifies its investments in TruPS and MBS as trading securities (see “Fair Value of Financial Instruments”). These investments are carried at estimated fair value, with changes in fair value of these instruments reported in income. Unamortized premiums and discounts on trading securities that are highly rated are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinate tranches of MBS), unamortized premiums and discounts are recognized over the expected life, as adjusted for estimated prepayments and estimated credit losses of the securities using the guidance set forth in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests on Securitized Financial Assets” (“EITF No. 99-20”). Actual prepayment and credit loss experience are reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations and the loan’s carrying value is adjusted accordingly. The loans classified as held for sale generally do not trade in an active market and, therefore observable price quotations are generally not available. Fair value is determined based on prices of comparable loans, or internal valuation models that consider current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data. The valuation adjustment may be recovered in the event the fair value increases, which is also recognized in the consolidated statement of operations.

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

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into the consolidated statement of income over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income. The Company had no instruments designated as hedges during the six month periods ended June 30, 2009 and 2008, respectively.

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

During the three and six-months ended June 30, 2009, the Company recorded $8.4 million and $22.6 million of provision for income taxes primarily relating to increases to the fair value of certain leveraged loans classified as held-for-sale. The $21.4 million decrease in the Company’s deferred tax asset as of June 30, 2009 as compared to the deferred tax asset as of December 31, 2008 is also primarily attributable to the change in fair value of certain leveraged loans classified as held-for-sale.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. As of January 1, 2009, the Company adopted SFAS No. 160 and the adoption of SFAS No. 160 resulted in the following changes to the presentation of the Company’s prior period consolidated financial statements: (1) reclassified all amounts previously included within the “Minority interests” financial statement caption to the “Noncontrolling interests in subsidiaries” financial statement caption, which is included within the equity section of the Company’s consolidated balance sheets; (2) consolidated net income (loss) was adjusted to include net income (loss) attributable to both the controlling and noncontrolling interests; and (3) consolidated comprehensive income (loss) was adjusted to include comprehensive income (loss) attributable to both the controlling and noncontrolling interests. The adoption of SFAS No. 160 did not have an impact on net income (loss) for any prior periods. However, the net income attributable to the Company’s common stockholders for six months ended June 30, 2009 increased $14.4 million or $0.24 per diluted share, as a result of SFAS No. 160’s requirement that noncontrolling interests continue to be attributed their share of losses even if that attribution results in a deficit noncontrolling interest balance. There was no impact to net income for the three months ended June 30, 2009 as a result of the adoption of SFAS No. 160.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in parent stockholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires companies to retroactively apply the requirements of the pronouncement to all periods presented. As of January 1, 2009, the Company adopted FSP APB 14-1 and the effect of adoption was not material to the three months and six months ended June 30, 2009 and 2008. However, the consolidated financial statements as of and for the year ended December 31, 2008 have been retroactively restated for the adoption, which resulted in an increase to the Company’s net loss of $1.6 million, or $0.03 per diluted share, and a $2.2 million increase to equity at January 1, 2008.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As of January 1, 2009, the Company adopted FSP EITF 03-6-1 and all prior-period earnings per share data presented was adjusted retrospectively. The effect of adoption had no material impact to the three-months and six months ended June 30, 2008, and reduced basic and diluted earnings (loss) per share by $0.08 for both the three-months and six months ended June 30, 2009.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 in the second quarter of 2009 and the adoption did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not have any securities classified as available-for-sale and therefore, upon adoption in the second quarter of 2009, FSP FAS 115-2 and FAS 124-2 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, or SFAS No. 165, which codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. SFAS No. 165 does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. SFAS No. 165 was effective for the three-month period ended June 30, 2009. For the three-month period ended June 30, 2009, we evaluated subsequent events through August 17, 2009 and provided the appropriate disclosures on any subsequent events identified. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition guidance in SFAS No. 140 and eliminates the concept of qualifying special-purpose entities (“QSPEs”). SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of SFAS 166 is prohibited. The Company will adopt SFAS 166 on January 1, 2010 and does not expect the adoption to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the consolidation guidance applicable to variable interest entities (“VIEs”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. SFAS 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. SFAS 167 will be effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt SFAS 167 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. Codification does not create new accounting and reporting guidance rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of SFAS 168, all nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 on September 30, 2009 and will update all disclosures to reference Codification in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

NOTE 3: INVOLVEMENT IN VARIABLE INTEREST ENTITIES

The following table presents information as of June 30, 2009 with respect to how the Company’s involvement with VIEs affects the Company’s consolidated financial position, financial performance and cash flows.

	TruPS CDOs	Leveraged Loan CLOs and Warehouse Facility	Residential Mortgage Securitization	Kleros Real Estate (MBS) CDOs	Total
Consolidated VIE assets	$1,942,348	$816,356	$753,104	$433,345	$3,945,153
Consolidated VIE liabilities	1,323,728	816,761	793,566	433,345	3,367,400
Noncontrolling interests in consolidated VIE subsidiaries	205,663	(2,103)	—	—	203,560

Net assets attributable to common stockholders	$412,957	$1,698	$(40,462)	$—	$374,193

	TruPS CDOs	Leveraged Loan CLOs and Warehouse Facility	Residential Mortgage Securitization	Kleros Real Estate (MBS) CDOs	Total
Maximum exposure to loss:(1)
Debt and equity interests in CDOs, CLOs and other securitization vehicles	$218,570	$48,100	$45,566	$90,000	$402,236
Warehouse facility	—	38,475	—	—	38,475

Total maximum exposure to loss	$218,570	$86,575	$45,566	$90,000	$440,711

(1)	Represents our total investments in VIEs, and is not adjusted for losses incurred to date.

As of June 30, 2009, consolidated VIEs represent $374.2 million of net assets attributable to common stockholders (excluding non-controlling interests). For the three and six-month periods ended June 30, 2009, net income from consolidated VIEs included in the Company’s net income attributable to common stockholders was $376.5 million and $346.2 million, respectively. As of June 30, 2009, the Company estimates that the fair value of the Company’s investments in the preference shares and subordinated interests of consolidated VIEs is approximately $3.3 million. For the three and six months ended June 30, 2009, the Company received $4.4 million and $8.8 million in cash distributions from consolidated VIE entities.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Assets and Liabilities at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investment in TruPS and TruPS security-related receivables	$—	$—	$1,927,585	$1,927,585
MBS	—	—	421,635	421,635
Leveraged loans (classified as held for sale)	—	—	105,452	105,452

Total Assets	$—	$—	$2,454,672	$2,454,672

	Assets and Liabilities at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
TruPS CDO notes payable	$—	$—	$1,060,808	$1,060,808
MBS CDO notes payable	—	—	340,614	340,614
TruPS obligations	—	—	138,203	138,203
Derivative liabilities	—	190,487	600	191,087

Total Liabilities	$—	$190,487	$1,540,225	$1,730,712

The tables presented below summarize the change in asset and liability carrying values associated with Level 3 financial instruments during the six-month period ended June 30, 2009 (amounts in thousands):

Assets		Investment in TruPS and TruPS Security-Related Receivables	MBS	Leveraged Loans	Total
Balance at December 31, 2008		$1,621,480	$458,270	$63,601	$2,143,351
Net payments, purchases and sales		—	(13,154)	(21,171)	(34,325)
Net transfers in/(out)		—	—	—	—
Gains/(losses) recorded in income		306,105	(23,481)	63,022	345,646

Balance at June 30, 2009		$1,927,585	$421,635	$105,452	$2,454,672

Liabilities	TruPS CDO Notes Payable	MBS CDO Notes Payable	TruPS Obligations	Derivative Instruments	Total
Balance at December 31, 2008	$1,314,037	$333,553	$120,409	$850	$1,768,849
Net payments, purchases and sales	(21,012)	(15,505)	—	—	(36,517)
Net transfers in/(out)	—	—	—	—	—
(Gains)/losses recorded in income	(232,217)	22,566	17,794	(250)	(192,107)

Balance at June 30, 2009	$1,060,808	$340,614	$138,203	$600	$1,540,225

Impact of Market Conditions on Fair Value Estimates

Fair value for certain of the Company’s Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular instrument, specific issuer information and other market data for securities without an active market. The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy has been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007, and continued to decline in 2008 and 2009. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis.

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

TruPS and TruPS Security-Related Receivables

The market conditions described above impacted the volume of observable inputs available to the Company in estimating the fair value of its TruPS and TruPS security-related receivables. As of June 30, 2009, the Company estimated that the fair value of its TruPS portfolio was, on average, approximately $35 for every $100 of par. The Company arrived at this estimated fair value using a discounted cash flow approach to value each individual TruPS. However, the Company notes that the range of fair value estimates for these securities is wide and that different market participants may arrive at different estimates based on how a market participant may evaluate the characteristics of individual securities, combined with judgments regarding the timing of economic recovery, and changes in interest rates and issuers’ ability to call. If the Company were to value the TruPS portfolio using the average dollar price at the high and low point of an estimated range that was determined based on 200 bps increases and decreases to the Company’s estimated credit spread assumptions, it would result in the fair value of the TruPS portfolio increasing by $294 million or decreasing by $(225) million as compared to the amount recorded in the financial statements.

MBS Portfolio

As a result of the ongoing disruption in the housing market and the downturn in the overall economy, the non-agency subprime, Alt-A, and prime jumbo MBS market experienced significant turmoil in 2007 and 2008, and the amount of current trading activity was extremely limited. As a result, the methods used to derive pricing for the Company’s MBS portfolio were limited to pricing services and broker quotes. In many instances, both the differential between the prices received from different sources for the same security and the bid/ask spreads widened significantly as compared to prior periods. These factors were considered by the Company in making judgments as to the appropriate estimates of fair value, and the Company noted these factors would increase the range of estimates that could be considered fair value.

As of June 30, 2009, the Company estimated that the fair value of its MBS portfolio was, on average, approximately $19 for every $100 of par, based on its best estimate of fair value for each individual MBS. However, the Company notes that the range of fair value estimates for these securities is wide and that different market participants may arrive at different estimates, based on how a market participant may evaluate the characteristics of individual securities, combined with judgments regarding the timing of economic recovery, and changes in interest rates and prepayment speeds. If the Company were to value the MBS portfolio using the dollar price at the high and low point of an estimated range that was determined to be 10% above or below the average dollar price of $19, it would result in the fair value of the MBS portfolio increasing by $42 million or decreasing by $(42) million as compared to the amount recorded in the financial statements.

MBS and TruPS CDO Notes Payable and Trust Preferred Obligations

The market conditions described above also have an impact on the volume of observable inputs available to the Company in estimating the fair value of the CDO notes payable and trust preferred obligations that finance the Company’s MBS and TruPS portfolios. The MBS and TruPS assets serve as the sole source of collateral and cash flows for the MBS and TruPS CDO notes payable and trust preferred obligations. As a result, the Company generally expects that there will be significant correlation between its fair value estimates of the CDO notes payable and its fair value estimates for the associated MBS and TruPS assets. This expected price correlation between the underlying assets and the CDO notes payable was consistent with what the Company had historically experienced and observed in the market. However, during the three months ended June 30, 2009, changes in market conditions significantly impacted the degree of this correlation. Changes in market conditions during the quarter had a significant positive impact on the pricing of credit risk associated with our individual TruPS investments. The change in market perceptions regarding the benefits or risks associated with our investments in TruPS assets did not have a significant impact on the markets perception regarding the credit risk and other market risks of our CDO notes payable. As a result, the correlation of the changes in fair value of our TruPS assets and CDO notes payable was not consistent with our historical experience and therefore, the changes in the fair value of our TruPS assets were significantly greater than the changes in fair value of our TruPS related CDO notes payable during the three months ended June 30, 2009. If the Company were to value the MBS and TruPS CDO notes payable using the dollar price at the high and low point of an estimated range that was determined to be 10% above or below the average dollar price of $18, it would result in the fair value of these instruments increasing by $140 million or decreasing by $(140) million as compared to the amount recorded in the financial statements.

Impact to the Company

While market conditions existing at June 30, 2009 may cause significant variability in fair value estimates of the Company’s consolidated investments in TruPS and TruPS security-related receivables, MBS and related MBS and TruPS CDO notes payable and trust preferred obligations, the non-recourse nature of these assets and liabilities to the Company means that changes by the Company to recorded fair values of such instruments in the Company’s financial statements do no have a material economic impact on the Company.

The maximum loss from investments in TruPS and TruPS security-related receivables is limited to the aggregate $219 million that the Company originally invested in the eight TruPS CDO entities through purchases of preference shares. As of June 30, 2009, the TruPS CDO entities, which the Company consolidates in accordance with FIN 46R, have experienced $386.5 million of bank and insurance company defaults and $670.2 million of securities currently deferring interest, or 20.6% of the Company’s combined TruPS portfolio. The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight

TruPS CDOs. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of preference shares and subordinated interests, will no longer receive current distributions of cash in respect of such interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests, and the Company cannot predict when or if such an event will occur. For this reason, the Company believes the fair value of its investments in preference shares and subordinated interests in the TruPS CDO entities is negligible and, therefore, changes by the Company to recorded fair values of the underlying TruPS and TruPS security-related receivables collateral within the ranges described above would not have a material economic impact on the Company.

The maximum loss from investments in MBS which are all held by three Kleros Real Estate CDOs (Kleros Real Estate CDO I, II and IV) is limited to the $90 million that was originally invested by the Company into these Kleros Real Estate CDOs through purchases of equity interests. All of the Kleros Real Estate CDOs are governed by indentures that provide the Company with no rights to the CDO’s assets and provide the CDO noteholders with no recourse to the assets of the Company. The Company consolidates the Kleros Real Estate CDOs in accordance with FIN 46R, which requires that the Company records the financial position and results of operations of the CDOs in the consolidated financial statements, without consideration that the Company’s maximum economic exposure to loss is $90 million. The Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company related to its equity interests. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. As previously disclosed, the Company has received written notice from the trustees of Kleros Real Estate I, II, and IV that each CDO experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder. As a result of these circumstances, the Company believes that the fair value of the Company’s equity interests in the Kleros Real Estate CDOs is zero, and that changes by the Company to recorded fair value of the underlying MBS collateral within the ranges described above would not have a material economic impact on the Company.

NOTE 5: INVESTMENTS IN DEBT SECURITIES

The following table summarizes the Company’s investments in debt securities and security-related receivables as of June 30, 2009:

Investment Description	Amortized Cost	Cumulative Net Change in Fair Value	Estimated Fair Value	Weighted Average Coupon	Weighted- Average Years to Maturity
TruPS and subordinated debentures and security-related receivables	$5,531,390	$(3,603,805)	$1,927,585	4.0%	27.1
MBS	1,994,023	(1,572,388)	421,635	2.4%	7.0

Total	$7,525,413	$(5,176,193)	$2,349,220	3.6%	21.8

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

As of June 30, 2009, the aggregate principal amount of investments in the 64 TruPS investments that have defaulted or are currently deferring interest payments is $1.1 billion, representing approximately 20.6% of the Company’s combined TruPS portfolio. As of June 30, 2009, the $386.5 million of defaulted securities have been completely written-off in the Company’s consolidated financial statements. For the six-month period ended June 30, 2009, investment interest income is net of a $20.4 million reserve for interest income related to the $1.1 billion of currently deferring and defaulted securities.

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

At June 30, 2009 approximately 76% of the Company’s investments in MBS were rated below AAA. Additionally, 11% of MBS have a weighted-average FICO score less than 625 (generally considered to be subprime).

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

NOTE 6: LOANS

The Company’s investments in loans are accounted for at amortized cost and in the case of certain leveraged loans, at the lower of cost or market. The following table summarizes the Company’s investments in loans as of June 30, 2009:

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Cumulative Unrealized Gain/ (Loss)	Carrying Amount	Number of Loans	Weighted- Average Interest Rate		Weighted- Average Contractual Maturity Date
5/1 Adjustable rate residential mortgages	$568,430	$6,391	$—	$574,821	1,390	6.2%		July 2036
7/1 Adjustable rate residential mortgages	196,119	3,182	—	199,301	461	6.5%		Dec 2036
10/1 Adjustable rate residential mortgages	64,354	1,192	—	65,546	175	6.7%		Sept 2036
Commercial loan	7,464	—	—	7,464	1	21.0%		—
Leveraged loans	857,750	(11,505)	(37,517)	808,728	438	5.4%		May 2013

Total	$1,694,117	$(740)	$(37,517)	$1,655,860	2,465	5.9	%(1)

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

As of June 30, 2009, the Company continues to classify all of the leveraged loans included in its warehouse facility with a third party as held for sale. During the fourth quarter of 2008, the Company determined that it no longer had the intent to hold these particular loans to maturity or for the foreseeable future. During the three and six-month periods ended June 30, 2009, the Company recorded increases of $23.0 million and $63.0 million, respectively, to the fair value of these leveraged loans. The fair value increases were primarily attributable to a tightening of estimated credit spreads as evidenced by comparable market leveraged loan data. The warehouse facility that provides short-term financing for approximately $143.3 million of par value of leveraged loans matured in May 2009 and, as previously disclosed, is currently in default. The Company expects that the warehouse lender will liquidate all of the $143.3 million of par value of leveraged loans during the third quarter of 2009. As a result of the liquidation of the collateral, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $38.5 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

The Company has the positive intent and ability to hold its loan portfolios, except the leveraged loans included in the warehouse described above, until maturity or at least for the foreseeable future. The held for investment portion of our portfolio is financed on a long term basis through securitization vehicles.

The estimated fair value of the Company’s residential mortgages was $357.7 million as of June 30, 2009. The estimated fair value of the Company’s leveraged loans was $654.6 million as of June 30, 2009. The estimated fair value of the Company’s commercial loan was $7.5 million as of June 30, 2009.

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

As of June 30, 2009
Leveraged loans	$66,869
Residential mortgages	91,643

Total	$158,512

The following table provides a roll-forward of our loan loss reserves:

For the Six-Months Ended June 30, 2009
Balance, December 31, 2008	$68,428
Additions	100,154
Charge-offs	(10,070)

Balance, June 30, 2009	$158,512

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans (dollar amounts in thousands):

	As of June 30, 2009
Delinquency Status	Number of Loans	Principal Amount
30 to 60 days	74	$27,221
61 to 90 days	45	18,176
Greater than 90 days	409	170,611

Total	528	$216,008

As of June 30, 2009, the Company has placed $170.6 million of residential mortgage loans on non-accrual status. During the three and six-month periods ended June 30, 2009, the Company did not recognize approximately $1.9 million and $3.3 million, respectively, of interest income for loans that were in non-accrual status.

As of June 30, 2009, the Company had 36 REO properties with a fair value of $5.3 million which are classified as REO. The Company records REO property at fair value within other assets in its consolidated balance sheet. The fair value of REO property is determined based upon internal valuation models that consider current third party market data on trends in home prices, geographic location of the property, estimated costs to sell and other observable market data that is available. During the three and six-month periods ended June 30, 2009, the Company recorded impairments of $2.3 million and $4.3 million, respectively, as a result of changes in fair value of REO property. Additionally, during the three and six-month periods ended June 30, 2009, the Company sold REO properties with a fair value of $5.6 million and $8.2 million, respectively, for realized losses of $2.2 million and $2.3 million, respectively.

As of June 30, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $18.9 million. The over collateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. Subsequent to June 30, 2009, we experienced an interest diversion test failure in Emporia Preferred Funding II, Ltd. The failure was primarily attributable to an increase in defaulted assets collateralizing the CLO. As a result of the interest diversion test failure in Emporia Preferred Funding II, Ltd., the Company did not receive any of its quarterly distribution in July 2009, and, assuming no additional defaults or significant credit downgrades, the Company does not expect to receive its quarterly cash distribution for several quarters.

As of June 30, 2009, the Company has placed $18.9 million of leveraged loans on non-accrual status. During the three and six-month periods ended June 30, 2009, the Company did not recognize approximately $0.4 million and $0.6 million, respectively, of interest income for loans that were in non-accrual status.

As of June 30, 2009, approximately $827.1 million of the principal amount of the Company’s residential mortgages was pledged as collateral for securitized mortgage debt. In addition, all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CLO notes payable or warehouse debt.

As of June 30, 2009, 47.9% of the carrying value of the Company’s residential mortgages were concentrated in residential mortgages collateralized by property in California.

NOTE 7: INDEBTEDNESS

The following table summarizes the Company’s total indebtedness as of June 30, 2009 (includes recourse and non-recourse indebtedness):

Description	Amortized Cost	Cumulative Net Change in Fair Value	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Weighted- Average Contractual Maturity	Estimated Fair Value
Non-recourse indebtedness:
Trust preferred obligations	$385,600	$(247,397)	$138,203	3.3% to 8.7%	4.2%	Oct 2036	$138,203
Securitized mortgage debt	789,598	—	789,598	5.0% to 6.0%	5.7%	Dec 2046	361,012
CDO notes payable (1)	8,422,554	(6,315,802)	2,106,752	0.5% to 7.9%	1.5%	Mar 2039	1,706,030
Warehouse credit facilities	106,582	—	106,582	3.7%	3.7%	May 2009	106,582

Total non-recourse indebtedness	$9,704,334	$(6,563,199)	$3,141,135

Recourse indebtedness:
Junior subordinated debentures	$49,614	—	$49,614	5.4% to 9.5%	7.8%	Aug 2036	33,144
Contingent convertible debt	28,089	—	28,089	7.6%	7.6%	May 2027	20,733

Total recourse indebtedness	$77,703	—	$77,703

Total indebtedness	$9,782,037	$(6,569,335)	$3,218,838

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation. Carrying amount includes $1.4 billion of liabilities at fair value.

Recourse indebtedness refers to indebtedness that is recourse to the general assets of the Company. As indicated in the table above, the Company’s consolidated financial statements include recourse indebtedness of $77.7 million as of June 30, 2009. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs, CLOs and other securitization vehicles) which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to the general credit of the Company. As of June 30, 2009, the Company’s maximum exposure to economic loss as a result of its involvement with each VIE is the $440.7 million of capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

(a)	Repurchase agreements

As of June 30, 2009, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

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

As of June 30, 2009, the Company’s consolidated financial statements included $106.6 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to an on-balance sheet warehouse facility entered into by a subsidiary of the Company with the intention of financing the acquisition of leveraged loans on a short-term basis until longer-term financing is available. As of June 30, 2009, the Company has invested $38.5 million of capital in this financing arrangement, which contractually matured in May 2009. As previously disclosed, the warehouse is currently in default and therefore, there is no borrowing capacity, the facility is bearing a penalty interest rate equal to the daily commercial paper rate plus 300 basis points, and all principal and interest collections are used to amortize the warehouse credit facility debt. The Company expects that the warehouse lender will liquidate all of the $143.3 million of par value of leveraged loans during the third quarter of 2009. As a result of the liquidation of the collateral, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $38.5 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

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

As discussed in Note 2, the Company has adopted FSP APB 14-1 effective as of January 1, 2009 and has retrospectively applied FSP APB 14-1 to the terms of its contingent convertible debt as they existed for all periods presented. FSP APB 14-1 requires the Company to account separately for the liability and equity components of its contingent convertible debt in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate. Pursuant to the retrospective application of FSP APB 14-1, at January 1, 2008, the Company recorded a $2.2 million increase to additional paid-in-capital relating to the equity component and a corresponding discount to its contingent convertible debt. The unamortized discount was $0.6 million as of December 31, 2008 and June 30, 2009, respectively, and will be amortized through May 2012.

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

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below summarizes the aggregate notional amount and estimated net fair value of the Company’s derivative instruments (amounts in thousands):

	As of June 30, 2009
	Notional	Net Fair Value
Interest Rate Related:
Interest rate swaps	$1,820,159	$(191,114)
Basis swaps	350,000	627
Free-standing derivative	8,750	(600)

Total	$2,178,909	$(191,087)

The following table summarizes by derivative instrument type the effect on income for the following periods (amounts in thousands):

	For the six-months ended June 30, 2009		For the six-months ended June 30, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)
Interest rate swaps	$2,771	$28,730	$(4,041)	$(58,917)
Basis swaps	—	(12)	—	35
Free-standing derivative	—	250	—	—
Credit default swaps	—	—	—	17,115

Net change in fair value of derivative contracts	$2,771	$28,968	$(4,041)	$(41,767)

	For the three-months ended June 30, 2009		For the three-months ended June 30, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)
Interest rate swaps	$1,386	$35,729	$(1,458)	$32,494
Basis swaps	—	(623)	—	(205)
Free-standing derivative	—	—	—	—
Credit default swaps	—	—	—	6,224

Net change in fair value of derivative contracts	$1,386	$35,106	$(1,458)	$38,513

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

As of June 30, 2009, the maximum length of time over which the Company was hedging its exposure to the variability of future cash flows for forecasted transactions is approximately 8 years. Based on amounts included in the accumulated other comprehensive loss as of June 30, 2009 from designated interest rate swaps, the Company expects to recognize a decrease of $3.0 million in interest expense over the next twelve months.

Credit Default Swaps

During June 2008, the Company sold the subsidiary that owned $87.5 million notional value of CDS positions for $70.4 million in proceeds. Following the June 2008 sale, the Company no longer holds any investments in CDS.

Free-Standing Derivative

During October 2007, a subsidiary of the Company entered into a derivative arrangement with a third party. Under the agreement, the Company is obligated to make payments to the third party in the event that the Class A-1 Notes of Alesco Preferred Funding XIV, Ltd. (Alesco XIV CDO) fails to: (1) make scheduled principal or interest payments on its $430 million senior secured notes due in 2037; and (2) the debt issued by a particular insurance issuer that collateralizes Alesco XIV defaults. The notional amount of the contract is $8.8 million. The Company is also subject to margin requirements in the event that the Class A-1 Notes of Alesco XIV CDO are downgraded below AAA and the Company’s stockholders’ equity decreases below $250 million. During the six-months ended June 30, 2009, the Class A-1 Notes of Alesco XIV CDO were downgraded to “A+”; however, the Company was not required to post margin collateral as of June 30, 2009. The maximum amount of the margin exposure is equal to the notional amount of the contract and the amount of required margin varies based upon the Company’s outstanding equity balance and the rating level assigned to the Alesco XIV Class A-1 Notes.

NOTE 9: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the following periods (dollars in thousands, except per share data):

	For the three- months ended June 30, 2009	For the three- months ended June 30, 2008 (As Adjusted)	For the six- months ended June 30, 2009	For the six- months ended June 30, 2008 (As Adjusted)
Net income (loss) attributable to common stockholders	$373,665	$(81,204)	$337,832	$3,683

Weighted-average common shares outstanding—Basic & Diluted	60,169,240	59,512,594	60,170,794	60,550,247

Earnings (loss) per share—Basic	$6.21	$(1.36)	$5.61	$0.06

Earnings (loss) per share—Diluted	$6.21	$(1.36)	$5.61	$0.06

Anti-dilutive shares	—	1,361,342	—	—

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

During the three-months ended June 30, 2009 and 2008, the Company incurred $0.1 million and $0.9 million, respectively, in base management fees and no incentive fees. During the three-months ended June 30, 2009 and 2008, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $0.1 million and $0.9 million, respectively.

During the six-months ended June 30, 2009 and 2008, the Company incurred $0.2 million and $2.3 million, respectively, in base management fees and $0 and $0.9 million, respectively, of incentive fees. During the six-months ended June 30, 2009 and 2008, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $0.2 million and $3.2 million, respectively.

During three-months ended June 30, 2009 and 2008, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $3.3 million and $3.8 million, respectively. During the same periods, Cohen & Company earned origination, structuring and placement fees of $0 and $0.6 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen & Company received $0 and $28 thousand, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

During six-months ended June 30, 2009 and 2008, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $6.7 million and $8.1 million, respectively. During the same periods, Cohen & Company earned origination, structuring and placement fees of $0 and $1.4 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during each of the periods, Cohen & Company received $43 thousand from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties. During the six-months ended June 30, 2009, Cohen & Company’s broker-dealer subsidiary earned $0.2 million of commission income as a result of an exchange transaction involving a TruPS VIE entity, which is included in our consolidated financial statements.

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

As previously disclosed, on February 27, 2009, Cohen & Company sold each of the Emporia I, II and III collateral management contracts (the Company has equity interests in Emporia II and III) to an unrelated third party. The sale of the collateral management contracts resulted in a servicer default under our leveraged loan warehouse facility and the terms of the warehouse facility required that all principal and interest proceeds be utilized to amortize the warehouse lender’s outstanding debt balance. The leveraged loan warehouse facility contractually matured in May 2009 and we expect the warehouse collateral will be liquidated in the third quarter of 2009. The sale of the Emporia II and III collateral management contracts required the Company’s consent as holder of the equity interests in Emporia II and III. In consideration for the Company’s consent to enter into such transaction, Cohen & Company and the Company entered into an arrangement which requires Cohen & Company to pay $3 million to the Company in the event that the proposed merger is not completed. The purpose of the payment is to compensate the Company for amounts that it would have otherwise received had the servicer default not occurred under the leveraged loan warehouse agreement. In the event that our proposed merger with Cohen & Company is consummated, Cohen & Company shall not be obligated to pay the $3 million to the Company. If the merger agreement with Cohen & Company is terminated, such amount shall be paid by Cohen & Company to the Company within 10 business days of the termination date. Additionally, Cohen and the Company agreed that the Company shall be permitted to continue to offset the monthly base management fee and the quarterly incentive fee by the Company’s proportionate share of the collateral management fees paid in Emporia II and III.

NOTE 11: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

The leveraged loan CLO vehicles consolidated by the Company may be committed to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the CLO vehicle to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of June 30, 2009, the consolidated CLO vehicles had commitments to fund $23.5 million of leveraged loans. The CLO vehicles will use amounts currently included in restricted cash to fund these commitments.

As of June 30, 2009, the consolidated CLO entities have requirements to purchase $35.3 million of additional collateral assets in order to complete the accumulation of the required amount of collateral assets. Of this amount, $30.8 million has already been advanced to consolidated CLOs through CLO notes payable and is included within restricted cash on the consolidated balance sheet as of June 30, 2009.

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

NYSE Continued Listing Standard

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse stock split of the outstanding shares of its common stock. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. However, on February 26, 2009, the NYSE granted NYSE-listed companies a reprieve from the NYSE’s $1 minimum price requirement until June 30, 2009, which reprieve was subsequently extended for an additional month through July 31, 2009. In addition, the NYSE permanently decreased its market-capitalization standard to $15 million for listed companies, which previously required that average market capitalization of a NYSE-listed company be at least $25 million over any 30 consecutive trading day period. We therefore have until September 13, 2009 to become compliant with the NYSE minimum share price standard. If we fail to meet any of the NYSE’s other listing standards, however, we may be delisted for failing to comply with the continued listing standards.

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

Our Proposed Merger with Cohen & Company

As previously disclosed, we entered into a definitive merger agreement with Cohen & Company on February 20, 2009. Our Board of Directors and Cohen & Company’s Board of Managers have each unanimously approved the transaction. In the proposed merger, Cohen & Company will merge with a subsidiary of the Company and will survive the merger as a subsidiary of the Company. In the proposed merger, (i) members who own Class A units of membership interest and Class B units of membership interest in Cohen & Company will have the option to exchange their membership units in Cohen & Company for either 0.57372 shares of our common stock or 0.57372 replacement units of membership interest in Cohen & Company and (ii) Daniel G. Cohen, who owns Class C units of membership interest in Cohen & Company, will be entitled to receive one share of our Series A Voting Convertible Preferred Stock, par value $0.001 per share, which is referred to herein as the Series A share. The Series A share will have no economic rights but will entitle the holder thereof to elect a number equal to at least one-third (but not less than a majority) of our board of directors. Beginning in July 2010, the holder of the Series A share may convert the Series A share into our Series B Voting Non-Convertible Preferred Stock, par value $0.001 per share (referred to herein as the Series B shares), which will have no economic rights but will entitle such holder to vote together with our stockholders on all matters presented to our stockholders and to exercise approximately 31.9% of the voting power of our common stock. The replacement units of membership interest in Cohen & Company may be redeemed for cash or an equivalent number of shares of our common stock in the future, at our option, after specified lock-up periods. Holders of our common stock will continue to hold their shares of the Company. Pursuant to the merger agreement, we will complete a 1 for 10 reverse split of our common stock. It is currently expected that our current shareholders will own 56.5% of our shares of common stock immediately after the merger and former unit holders of Cohen & Company will hold the balance; however, the actual percentages will not be known until members of Cohen & Company have made their elections to receive our common stock or replacement units of Cohen & Company. If all Cohen & Company membership interests were to be redeemed in the future, if we were to elect to issue shares of our common stock upon such redemption and if no other changes in the number of our outstanding shares of common stock were to occur, our current shareholders would own 38.5%, and former Cohen & Company members would own 61.5%, of the combined company. Cohen & Company will be treated as the acquirer for accounting purposes.

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

The proposed merger, which is expected to close during the second half of 2009, is subject to a number of closing conditions, including the receipt of third party consents and other conditions set forth in the definitive merger agreement. In addition, the transaction is subject to approval by the affirmative vote of a majority of the votes cast by holders of our common stock, provided that the number of votes cast on the matter represents over 50% in interest of all securities entitled to vote on the matter. We have filed a registration statement on Form S-4 with the SEC to register the shares of our common stock issuable in the merger. The registration statement includes a joint proxy statement of us and Cohen & Company with regard to the approval of the transaction by our stockholders and members of Cohen & Company.

Certain Factors Affecting Financial Condition and Results of Operations

The Company’s financial condition and results of operations have been and will continue to be affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including political and economic conditions and geopolitical events; the effect of market conditions, particularly in the fixed income and credit markets, including residential mortgage, middle market, and bank and insurance company lending; the level and volatility of equity prices, commodity prices and interest rates and other market indices; the availability and cost of both credit and capital; investor sentiment and confidence in the financial markets; the Company’s reputation; the actions and initiatives of current and potential competitors; and the impact of current, pending and future legislation, regulation, and technological changes in the U.S. and worldwide. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives, including its merger with Cohen & Company. For a further discussion of these and other important factors that could affect the Company’s business, see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

The following items significantly affected the Company’s financial condition and results of operations during the six-months ended June 30, 2009 and the fiscal year ended 2008.

Impact of Market Events on Our Business

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy had been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007, continued to decline in 2008 and remains depressed as of the date of this filing. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in MBS, leveraged loans, residential mortgage loans and bank and insurance company debt. In addition, the general disruption in the structured products markets has prevented us from executing our long-term financing strategy.

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

Our Investments in Residential Mortgages

As a result of the on-going disruption in the housing market and the downturn in the overall economy, we have recorded significant losses on our residential mortgage loan portfolio, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans. The weighted average origination date for the loans included in our portfolio was July 2006 and the weighted average FICO of our borrowers at origination was 723. The majority of our loans were originated at the end of a period of unprecedented real estate appreciation to borrowers that were deemed to be “prime” borrowers. During the past two years, the values of the properties securing our loans have materially decreased and the credit quality of our average borrower has also materially decreased. We expect to record further losses on our residential mortgage loan portfolio as a result of the continuing increase in the unemployment rate, continued home price depreciation, lack of refinancing options for many borrowers and continued deterioration in the general macro economic conditions. As of June 30, 2009, we maintained an allowance for residential mortgage loan losses of $91.6 million.

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

Although we have recorded an allowance for loan losses of $91.0 million on our securitized residential mortgage portfolio and experienced additional impairments and losses on the sale of REO properties, our maximum exposure to loss from our investment in securitized residential mortgages is limited to the $45.6 million that we currently have invested in the securitization. We estimate that the economic value of our direct investments in the subordinated notes of our securitized residential mortgage portfolio is approximately $0.8 million as of June 30, 2009.

Our Bank and Insurance TruPS Investments

We invest in TruPS issued by banks and surplus notes issued by insurance companies through our Alesco CDO subsidiaries. As of June 30, 2009, we have experienced 63 bank deferrals or defaults and one insurance company default in our TruPS portfolio. As of June 30, 2009, the aggregate principal amount of investments in the 64 TruPS investments that have defaulted or are currently deferring interest payments is $1.1 billion, representing approximately 20.6% of the Company’s combined TruPS portfolio. As of June 30, 2009, $386.5 million of defaulted securities have been completely written off in the Company’s consolidated financial statements. For the six-month period ended June 30, 2009, investment interest income is net of a $20.4 million reserve for interest income related to the $1.1 billion of deferring and defaulted securities.

The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight CDOs in which the Company holds equity interests. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests. We estimate that our direct investment in the preference shares of the TruPS CDOs has little to no value as of June 30, 2009.

Our Leveraged Loan Investments

We invest in leveraged loans through our Emporia CLO subsidiaries and through investments held in an on-balance sheet warehouse facility. Management continues to closely monitor and actively manage the leveraged loan portfolio as a result of the continued deterioration in macro-credit conditions and the potential for significant stress on the middle-market companies in our portfolio. As of June 30, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $18.9 million. The overcollateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. Subsequent to June 30, 2009, we experienced an interest diversion test failure in Emporia Preferred Funding II, Ltd. The failure was primarily attributable to an increase in defaulted assets collateralizing the CLO. As a result of the interest diversion test failure in Emporia Preferred Funding II, Ltd., the Company did not receive any of its quarterly distribution in July 2009, and assuming no additional defaults or significant credit downgrades the Company does not expect to receive its quarterly cash distribution for several quarters. We estimate that the economic value of our direct investments in the preference shares of leveraged loan CLOs is approximately $2.5 million as of June 30, 2009.

As of June 30, 2009, the Company continues to classify all of the leveraged loans included in its warehouse facility with a third party as held for sale. During the fourth quarter of 2008, the Company determined that it no longer had the intent to hold these particular loans to maturity or for the foreseeable future. During the three and six-month periods ended June 30, 2009, the Company recorded increases of $23.0 million and $63.0 million, respectively to the fair value of these leveraged loans. The fair value increases were primarily attributable to a tightening of estimated credit spreads as evidenced by comparable market leveraged loan data. The warehouse facility that provides short-term financing for approximately $143.3 million of par value of leveraged loans matured in May 2009 and, as previously disclosed, is currently in default. The Company expects that the warehouse lender will liquidate all of the $143.3 million of par value of leveraged loans during the third quarter of 2009. As a result of the liquidation of the collateral, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $38.5 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

NYSE Continued Listing Standard

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse stock split of the outstanding shares of its common stock. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. However, on February 26, 2009, the NYSE granted NYSE-listed companies a reprieve from the NYSE’s $1 minimum price requirement until June 30, 2009, which reprieve was subsequently extended for an additional month through July 31, 2009. In addition, the NYSE permanently decreased its market-capitalization standard to $15 million for listed companies, which previously required that average market capitalization of a NYSE-listed company be at least $25 million over any 30 consecutive trading day period. We therefore have until September 13, 2009 to become compliant with the NYSE minimum share price standard. If we fail to meet any of the NYSE’s other listing standards, however, we may be delisted for failing to comply with the continued listing standards.

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

Additionally, the disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. Banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as disclosed previously, as of June 30,

2009, we had $38.5 million of cash deposited with a warehouse lender to collateralize a warehouse facility for leveraged loans. Upon the expected liquidation of the leveraged loans included in the warehouse facility, we will likely lose the first loss cash that we had deposited with the warehouse lender. In addition, our inability to maintain compliance with the over-collateralization requirements of our CDO and CLO financing arrangements can materially adversely affect our cash flow from operations and our ability to make distributions to our stockholders for the reasons discussed above. Management will continue to consider projections regarding our taxable income and liquidity position and decisions regarding future dividends are subject to the review and approval of our board of directors.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures included are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2008, included in our Annual Report on Amendment No. 2 to the Form 10-K/A filed with the SEC on August 17, 2009. See “Item 8-Financial Statements and Supplementary Data” included in our Annual Report on Amendment No. 2 to the Form 10-K/A for the year ended December 31, 2008 filed with the SEC on August 17, 2009. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows, are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

Financial instruments utilizing Level 3 inputs generally include investments in TruPS and TruPS security-related receivables, MBS, leveraged loans classified as held for sale and CDO notes payable.

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

TruPS and TruPS Security-Related Receivables: The fair value of investments in TruPS is estimated using internal valuation models. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. Fair value is determined based on prices of comparable debt securities, or discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.

MBS: The fair value of investments in MBS is determined based on external price and spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds.

CDO Notes Payable: The fair value of CDO notes payable liabilities is estimated using external price data (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on prices of comparable notes payable, or discounted cash flow models using current interest rates, estimates of the term of the particular instrument, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market.

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

Effective January 1, 2008, the Company classifies its investments in TruPS and MBS as trading securities (see “Fair Value of Financial Instruments”). These investments are carried at estimated fair value, with changes in fair value of these instruments reported in income. Unamortized premiums and discounts on trading securities that are highly rated are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinate tranches of MBS), unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the guidance set forth in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests on Securitized Financial Assets” (“EITF No. 99-20”) method. Actual prepayment and credit loss experience are reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations and the loan’s carrying value is adjusted accordingly. The loans classified as held for sale generally do not trade in an active market and, therefore observable price quotations are generally not available. Fair value is determined based on prices of comparable loans, or internal valuation models that consider current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data. The valuation adjustment may be recovered in the event the fair value increases, which is also recognized in the consolidated statement of operations.

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

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into the consolidated statement of income over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income. The Company had no instruments designated as hedges during the six-month periods ended June 30, 2009 and 2008, respectively.

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

During the three and six-months ended June 30, 2009, the Company recorded $8.4 million and $22.6 million of provision for income taxes primarily relating to increases to the fair value of certain leveraged loans classified as held-for-sale. The $21.4 million decrease in the Company’s deferred tax asset as of June 30, 2009 as compared to the deferred tax asset as of December 31, 2008 is also primarily attributable to the change in fair value of certain leveraged loans classified as held-for-sale.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. As of January 1, 2009, the Company adopted SFAS No. 160 and the adoption of SFAS No. 160 resulted in the following changes to the presentation of the Company’s prior period consolidated financial statements: (1) reclassified all amounts previously included within the “Minority interests” financial statement caption to the “Noncontrolling interests in subsidiaries” financial statement caption, which is included within the equity section of the Company’s consolidated balance sheets; (2) consolidated net income (loss) was adjusted to include net income (loss) attributable to both the controlling and noncontrolling interests; and (3) consolidated comprehensive income (loss) was adjusted to include comprehensive income (loss) attributable to both the controlling and noncontrolling interests. The adoption of SFAS No. 160 did not have an impact on net income (loss) for any prior periods. However, the net income attributable to the Company’s common stockholders for six months ended June 30, 2009 increased $14.4 million or $0.24 per diluted share, as a result of SFAS No. 160’s requirement that noncontrolling interests continue to be attributed to their share of losses even if that attribution results in a deficit noncontrolling interest balance. There was no impact to net income for the three months ended June 30, 2009 as a result of the adoption of SFAS No. 160.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in parent stockholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires companies to retroactively apply the requirements of the pronouncement to all periods presented. As of January 1, 2009, the Company adopted FSP APB 14-1 and the effect of adoption was not material to the three months and six months ended June 30, 2009 and 2008. However, the consolidated financial statements as of and for the year ended December 31, 2008 have been retroactively restated for the adoption, which resulted in an increase to the Company’s net loss of $1.6 million, or $0.03 per diluted share, and a $2.2 million increase to equity at January 1, 2008.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As of January 1, 2009, the Company adopted FSP EITF 03-6-1 and all prior-period earnings per share data presented was adjusted retrospectively. The effect of adoption had no material impact to the three-months and six months ended June 30, 2008, and reduced basic and diluted earnings (loss) per share by $0.08 for both the three-months and six months ended June 30, 2009.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 in the second quarter of 2009 and the adoption did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not have any securities classified as available-for-sale and therefore, upon adoption in the second quarter of 2009, FSP FAS 115-2 and FAS 124-2 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, or SFAS No. 165, which codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. SFAS No. 165 does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. SFAS No. 165 was effective for us for the three-month period ended June 30, 2009. For the three-month period ended June 30, 2009, we evaluated subsequent events through August 17, 2009 and provided the appropriate disclosures on any subsequent events identified. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition guidance in SFAS No. 140 and eliminates the concept of qualifying special-purpose entities (“QSPEs”). SFAS 166 is effective for fiscal years and interim periods beginning after

November 15, 2009. Early adoption of SFAS 166 is prohibited. The Company will adopt SFAS 166 on January 1, 2010 and does not expect the adoption to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the consolidation guidance applicable to variable interest entities (“VIEs”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. SFAS 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. SFAS 167 will be effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt SFAS 167 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. Codification does not create new accounting and reporting guidance rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of SFAS 168, all nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 on September 30, 2009 and will update all disclosures to reference Codification in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

Our Investment Portfolio

The following table shows the components of our stockholders’ equity and the net change in cash and cash equivalents attributable to such components, in each case as determined in accordance with GAAP, as of, and for the six months ended, June 30, 2009. The table is divided between the components of our stockholders’ equity which are attributable to our assets and liabilities which are not assets and liabilities of consolidated VIEs, and those which are assets and liabilities of consolidated VIEs. As described elsewhere in this report, the assets of consolidated VIEs are pledged to satisfy the liabilities of the consolidated VIEs. The liabilities of our consolidated VIEs are non-recourse to us, but similarly we have no rights to use any of the proceeds of the assets held by consolidated VIEs to satisfy any of our recourse liabilities. The components of our stockholders’ equity attributable to our investments in consolidated VIEs are determined in accordance with GAAP (under which we consolidate all of the assets and liabilities of the VIEs) and do not reflect the fair value of the interests in the consolidated VIEs owned by us. The Net Change in Cash and Cash Equivalents column reflects the sources and uses of cash during the period with respect to each component of our stockholders’ equity.

	Allocated Parent Stockholders’ Equity as of June 30, 2009	Net Change in Cash and Cash Equivalents for Three-Months Ended June 30, 2009 (C)
	(in thousands)
Net Assets not Included in Consolidated VIEs:
Investments in TruPS debt securities	$6,604	$186
Investments in residential and commercial loans	8,568	493
Cash and cash equivalents	88,922	99
Other assets and liabilities, net (A)	2,552	(1,856	)(D)
Recourse indebtedness (A)	(76,214)	(2,035)

Net Assets of Consolidated VIEs (B):
Investments in TruPS CDOs	$412,957	—
Investments in leveraged loan CLOs and warehouse facility	1,698	2,842	(E)
Investment in Kleros Real Estate (MBS) CDOs	—	—
Investment in residential mortgage loan securitization	(40,462)	1,527

Total	$404,625	$1,256

(A)	Recourse indebtedness is net of our $1.5 million investment in common securities of the trusts that issued our junior subordinated debentures. The $1.5 million is recorded within other assets in our consolidated financial statements.
(B)	We currently hold the following notional amounts of preference shares or subordinated interests in consolidated VIEs: $218.6 million in TruPS CDOs, $48.1 million in leveraged loan CLOs, $38.5 million in a leveraged loan warehouse facility, $45.6 million in a whole-loan mortgage securitization and $90 million in Kleros Real Estate CDOs. The Company’s stockholders’ equity includes the effects of accounting for each of the underlying assets and liabilities of our consolidated VIEs as separate units of account. However, if for accounting purposes the Company were to use the notional amounts of preference shares or subordinated interests that it directly owns as the unit of account, its net asset value could be materially different. As of June 30, 2009, the Company estimates the aggregate fair value of its investments in preference shares and subordinated interests of consolidated VIEs to be approximately $3.3 million.
(C)	Primary sources and uses of cash of consolidated VIEs include interest income on investments and interest expense on the related debt. The Company’s primary sources of cash are distributions from investments in consolidated VIEs, interest on cash deposits, and interest income on or proceeds from the sale of debt securities and mortgage loans held directly. The Company’s primary uses of cash are recourse debt service, payment of general and administrative expenses, and additional investments. The following reconciles the change in cash and cash equivalents during the three-month period ended June 30, 2009:

Cash and cash equivalents, at March 31, 2009	$87,666
Net change in cash and cash equivalents	1,256

Cash and cash equivalents, at June 30, 2009	$88,922

(D)	Amount relates to payment of general and administrative expenses incurred directly by the Company. General and administrative expenses incurred and paid by consolidated VIEs reduce the Company’s net distributions, if any, from these consolidated VIEs and are not paid directly by the Company.
(E)	Amount includes $2.8 million of distributions from investments in CLOs. Subsequent to June 30, 2009, we experienced an interest diversion test failure in Emporia Preferred Funding II, Ltd. The failure was primarily attributable to an increase in defaulted assets collateralizing the CLO. As a result of the interest diversion test failure in Emporia Preferred Funding II, Ltd., the Company did not receive any of its quarterly distribution in July 2009, and assuming no additional defaults or significant credit downgrades the Company does not expect to receive its quarterly cash distribution for several quarters.

TruPS Portfolio. During the three and six-month periods ended June 30, 2009, the Company has recorded gains of $532.6 million and $316.4 million relating to changes in fair value of its investments in TruPS. The Company determined that these changes in fair value primarily resulted from tightening of credit spreads, volatility in interest rates, and other qualitative factors relating to macro-credit conditions. During the three-month period ended June 30, 2009, the estimated fair value of our TruPS debt securities portfolio increased by approximately 40%, net of decreases in the estimated fair value of newly deferring or defaulted securities. This significant increase in the estimated fair value of TruPS debt securities is consistent with the significant increase in the equity markets, specifically the financial services industry, corporate bond markets, and high-yield debt markets during the second quarter of 2009. The fair value of investments in TruPS is estimated using internal valuation models. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, fair value is determined based on prices of comparable debt securities, or discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data. These assets are classified as Level 3 assets pursuant to SFAS 157.

The portfolio consists of approximately 75% bank related investments and 25% insurance related investments. The terms of each of our long-term CDO financings include limitations on specific issuer concentrations, which typically limit the par value of the underlying collateral securities included in the CDO from any single issuer to no greater than 3%. As of June 30, 2009, we had three issuers with concentrations ranging from 2.4% to 2.5% of our total TruPS investment portfolio par value, which includes the defaulted investment securities of IndyMac Bancorp, and no other issuers were greater than 1.7% of our total TruPS investment portfolio. Additionally, the banks included in our TruPS investment portfolio (excluding defaulted securities) are concentrated in the following states as of June 30, 2009:

Texas	12.4%
Illinois	9.8%
California	8.0%
Virginia	4.9%
Minnesota	4.7%
Others	60.2%

Total	100.0%

As of June 30, 2009, the aggregate principal amount of investments in the 64 TruPS investments that have defaulted or are currently deferring interest payments is $1.1 billion, representing approximately 20.6% of the Company’s combined TruPS portfolio. As of June 30, 2009, $386.5 million of defaulted securities have been completely written off in the Company’s consolidated financial statements. For six-month period ended June 30, 2009, investment interest income is net of a $20.4 million reserve for interest income related to the $1.1 billion of deferring and defaulted securities.

As of June 30, 2009, the aggregate principal amount of CDO notes payable and trust preferred obligations financing our TruPS portfolio is $5.3 billion and the fair value of these instruments is $1.2 billion. During the three and six-month periods ended June 30, 2009, the Company recorded gains of $20.5 million and $214.4 million relating to changes in the fair value of its TruPS CDO notes payable and trust preferred obligations. The Company determined that these changes in fair value resulted primarily from specific issuer credit matters with the assets that collateralize the liabilities, specifically the failure or threat of failure of overcollateralization tests in the CDO structures, general deterioration of pricing on structured debt instruments and other qualitative factors relating to macro-credit conditions. The fair value of CDO notes payable liabilities is estimated using external price data (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on prices of comparable notes payable, or discounted cash flow models using current interest rates, estimates of the term of the particular instrument, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market. These liabilities are classified as Level 3 liabilities.

Leveraged Loan Portfolio. We invest in debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of June 30, 2009, we had investments in approximately $808.7 million of leveraged loans, which includes $105.5 million of loans classified as held for sale and recorded at fair value, and an allowance for loan losses related to these investments of $66.9 million.

During the six-month period ended June 30, 2009, we increased our allowance for loan losses as a result of an increase in credit risk related to specific borrowers, continued deterioration in macro-credit conditions and the potential impact to the middle-market companies in our portfolio. As of June 30, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $18.9 million. The current state of the credit markets and the economy in general increases the likelihood of defaults and ratings agency downgrades on the underlying collateral of our CLOs. There can be no assurance that in light of the current markets that we will not experience additional significant defaults or downgrade activity in our leveraged loan portfolio that may result in the failure of overcollateralization tests.

Residential Mortgage Loans. As of June 30, 2009, we owned approximately $839.7 million aggregate carrying amount of residential mortgage loans, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans. As of June 30, 2009, we have recorded an allowance for loan losses of $91.6 million relating to these residential mortgage loans. As a result of the on-going disruption in the housing market and the downturn in the overall economy, we have recorded significant losses on our residential mortgage loan portfolio, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans. The weighted average origination date for the loans included in our portfolio was July 2006 and the weighted average FICO of our borrowers at origination was 723. The majority of our loans were originated at the end of a period of unprecedented real estate appreciation to borrowers that were deemed to be prime borrowers. During the past two years, the values of the properties securing our loans have materially decreased and the credit quality of our average borrower has also materially decreased. We expect to record further losses on our residential mortgage loan portfolio as a result of the continuing increase in the unemployment rate, continued home price depreciation, lack of refinancing options for many borrowers and continued deterioration in the general macro economic conditions.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
As of June 30, 2009:
30 to 60 days	74	$27,221
61 to 90 days	45	18,176
Greater than 90 days	409	170,611

Total	528	$216,008

Additionally, the loans included in our mortgage loan portfolio are concentrated in the following states as of June 30, 2009:

California	47.9%

Florida	8.3%
Arizona	5.4%
Washington	5.0%
Nevada	4.9%
Others	28.5%

Total	100.0%

As of June 30, 2009, the Company had 409 loans that were either greater than 90 days past due or in foreclosure and placed on non-accrual status. During the three and six-month periods ended June 30, 2009, the Company did not recognize approximately $1.9 million and $3.3 million of interest income for loans that were in non-accrual status.

As of June 30, 2009, the Company had 36 REO properties with a fair value of $5.3 million which are classified as REO. The Company records REO property at fair value within other assets in its consolidated balance sheet. During the three and six-month periods ended June 30, 2009, the Company recorded impairments of $2.3 million and $4.3 million as a result of changes in fair value of REO property. Additionally, during the three and six-month periods ended June 30, 2009, we sold REO properties with a fair value of $5.6 million and $8.2 million for realized losses of $2.2 million and $2.3 million.

MBS Portfolio. As of June 30, 2009, we had investments in $421.6 million of MBS. The $421.6 million of MBS collateralize the debt of the three remaining Kleros Real Estate CDOs that we have invested in. Our maximum loss from investments in Kleros Real Estate MBS is limited to our remaining $90 million of invested capital. The CDOs are governed by indentures that provide us with no rights to the CDO assets and provide the CDO noteholders with no recourse to us in respect of the debt securities issued by the CDOs. We consolidate the three remaining Kleros Real Estate CDOs in accordance with FIN 46R, which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is our remaining $90 million investment. We record the MBS investments and CDO debt at fair value and classify the assets and liabilities as Level 3.

Credit Default Swaps (CDS). During June 2008, the Company sold a subsidiary that owned the remaining $87.5 million notional value of CDS positions for $70.4 million in proceeds. Following the June 2008 sale, the Company no longer holds any investments in CDS.

Recourse Indebtedness. As of June 30, 2009, the Company’s consolidated financial statements included recourse indebtedness of $77.7 million. During the year ended December 31, 2008, we repurchased and retired $111.4 million par value of outstanding convertible debt securities for $50.6 million. We realized a gain of $56.4 million on these transactions, net of a $2.7 million write-off of related deferred costs and a $1.6 million discount.

None of the Company’s indebtedness subjects the Company to potential margin calls for additional pledges of cash or other assets.

Equity. As of June 30, 2009, the Company’s consolidated financial statements included total equity of $608.2 million, of which $404.6 million is attributable to our common stockholders and $203.6 million is attributable to noncontrolling interests in subsidiaries. Approximately $374.2 million of the equity attributable to our common stockholders is derived from our investments in consolidated VIEs. We estimate that the fair value of our direct investments in the consolidated VIEs is approximately $3.3 million as of June 30, 2009. As of January 1, 2009, the Company adopted SFAS No. 160 and the adoption of SFAS No. 160 resulted in the following changes to the presentation of the Company’s prior period consolidated financial statements: (1) reclassified all amounts previously included within the “Minority interests” financial statement caption to the “Noncontrolling interests in subsidiaries” financial statement caption, which is included within the equity section of the Company’s consolidated balance sheets; (2) consolidated net income (loss) was adjusted to include net income (loss) attributable to both the controlling and noncontrolling interests; and (3) consolidated comprehensive income (loss) was adjusted to include comprehensive income (loss) attributable to both the controlling and noncontrolling interests.

Results of Operations

Comparison of the Three-Month Period Ended June 30, 2009 to the Three-Month Period Ended June 30, 2008

Net income (loss). We had a net income of approximately $373.7 million for the three-month period ended June 30, 2009 as compared to net loss of ($81.2) million for the three-month period ended June 30, 2008. Our net income for the three-month period ended June 30, 2009 was primarily attributable to changes in fair value of financial instruments and net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS, partially offset by loan loss provisions on our residential mortgage and leveraged loan portfolio. Our net loss for the three-month period ended June 30, 2008 was attributable to changes in fair value of financial instruments recorded in earnings subsequent to our adoption of SFAS No. 159, reclassification into the income statement of MBS related cash flow hedging losses that were previously included in accumulated other comprehensive loss, and net investment income generated by our investments in TruPS, MBS and leveraged loans and investments in residential mortgages.

Net investment income (loss). Our net investment income decreased $40.7 million to a net investment loss of ($12.7) million for the three-month period ended June 30, 2009 from net investment income of $28.0 million for the three-month period ended June 30, 2008. The table below summarizes net investment income (loss) by investment type for the following periods:

For the Three-Month Period Ended June 30, 2009

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income (Loss)
	(in thousands)
Investments in TruPS	$51,039	$(30,050)	$—	$20,989
Investments in leveraged loans	12,609	(4,623)	(21,452)	(13,466)
Investments in MBS	14,641	(4,796)	—	9,845
Investments in residential mortgages	12,069	(12,288)	(28,244)	(28,463)
Other investments	24	—	—	24
Recourse indebtedness	—	(1,646)	—	(1,646)

Total	$90,382	$(53,403)	$(49,696)	$(12,717)

For the Three-Month Period Ended June 30, 2008

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$73,457	$(49,379)	$—	$24,078
Investments in leveraged loans	14,908	(7,866)	(2,331)	4,711
Investments in MBS	34,149	(26,436)	—	7,713
Investments in residential mortgages	14,439	(13,993)	(5,560)	(5,114)
Other investments	567	—	—	567
Recourse indebtedness	—	(3,914)	—	(3,914)

Total	$137,520	$(101,588)	$(7,891)	$28,041

Our investment interest income decreased $47.1 million to $90.4 million for the three-month period ended June 30, 2009 from $137.5 million for the three-month period ended June 30, 2008. The decrease in investment interest income is primarily due to a decrease in LIBOR and an increase in deferring and non-accrual balances. We experienced a decrease in the weighted-average coupon rates in our target asset classes from 5.0% for the three-month period ended June 30, 2008 to 3.6% for the three-month period ended June 30, 2009 and a decrease in the Company’s average investment balances from $11.3 billion par value for the three-month period ended June 30, 2008 to $9.9 billion par value for the three-month period ended June 30, 2009.

Our investment interest expense decreased $48.2 million to $53.4 million for the three-month period ended June 30, 2009 from $101.6 million for the three-month period ended June 30, 2008. The decrease in investment interest expense is attributable to a decrease in the weighted-average coupon rate for CDO notes payable from 3.3% as of June 30, 2008 to 1.6% as of June 30, 2009 and a decrease in the Company’s average CDO notes payable from $9.1 billion par value for the three-month period ended June 30, 2008 to $8.4 billion par value for the three-month period ended June 30, 2009.

Our provision for loan losses relates to investments in residential mortgages and leveraged loans. The provision for loan losses increased by $41.8 million to $49.7 million for the three-month period ended June 30, 2009 from $7.9 million for the three-month period ended June 30, 2008. The increase is a result of the continued increases in the number of delinquent residential mortgage loans experienced in 2009 as a result of the turmoil in the housing markets. The 60-plus day delinquencies in our residential mortgage portfolio increased from 7.2% as of June 30, 2008 to 25.7% as of June 30, 2009. Additionally, the increase in our leveraged loan provisioning is primarily the result of continued deterioration in macro-credit conditions and the resulting impact to the middle-market companies that we lend to. As of June 30, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $18.9 million. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses decreased by $0.1 million to $7.6 million for the three-month period ended June 30, 2009 from $7.7 million for the three-month period ended June 30, 2008. During the same periods, these non-investment expenses consisted of related party management compensation of $3.4 million and $4.2 million, respectively, and general and administrative expenses of $4.2 million and $3.5 million, respectively. During the three-months ended June 30, 2009 and 2008, the Company incurred $0.1 million and $0.9 million, respectively, in base management fees and no incentive fees. During the three-months ended June 30, 2009 and 2008, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $0.1 million and $0.9 million, respectively. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $0.1 million and $0.4 million during the three-month periods ended June 30, 2009 and 2008, respectively.

During the three-month periods ended June 30, 2009 and 2008, the CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $3.3 million and $3.8 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The decrease in related party management compensation is attributable to the decrease in CDO collateral management fees resulting from the defaulted and deferring TruPS CDO collateral.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, CDO trustee compensation, rating agency fees, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income decreased by $0.9 million to $0.2 million for the three-month period ended June 30, 2009 from $1.1 million for the three-month period ended June 30, 2008. This decrease is primarily attributable to $0.8 million in reduced interest earned on cash deposits with financial institutions and interest earned on restricted cash of our consolidated CDO entities. The average total unrestricted and restricted cash balance decreased from $205.1 million for the three-month period ended June 30, 2008 to $155.1 million for the three-month period ended June 30, 2009, while the average interest rate earned on cash decreased from 2.2% to 0.5% over the same period.

Net change in fair value of investments in debt securities and loans and non-recourse indebtedness. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. During the three-month period ended June 30, 2009, the net change in fair value of investments in debt securities and loans and non-recourse indebtedness was a $540.9 million gain. The net change in fair value is comprised of approximately $573.6 million of gains recorded on our investments in debt securities and loans, which was offset by approximately $32.7 million of losses recorded on liabilities. During the three-month period ended June 30, 2008, the net change in fair value of financial instruments was ($132.7) million. The net change in fair value is comprised of $1.22 billion of decreases recorded on our investments in debt securities, which was partially offset by $1.09 billion of gains recorded on liabilities.

Net change in fair value of derivative contracts. During the three-month period ended June 30, 2009 and 2008, we recorded a net change in fair value of derivative contracts of $36.5 million and $37.1 million, respectively. Upon the adoption of FAS No. 159, we discontinued hedge accounting on a significant portion of our interest rate swaps and therefore all changes in fair value of these interest rate swaps are recorded in earnings. The change in fair value during the three-month period ended June 30, 2009 is primarily attributable to unrealized gains on derivative contracts of $57.0 million partially offset by net periodic interest payments of $(20.5) million. The change in fair value during the three-month period ended June 30, 2008 is attributable to a $30.9 million gain on interest rate swap contracts and a $6.2 million gain on our CDS positions.

Impairments on other investments and intangible assets. Impairments on other investments and intangible assets decreased by $1.6 million to $2.7 million for the three-month period ended June 30, 2009 from $4.3 million for the three-month period ended June 30, 2008. The impairments on investments and intangible assets for the three-month period ended June 30, 2009 is attributable to write-downs of REO property. The impairments on investments and intangible assets for the three-month period ended June 30, 2008 is primarily attributable to $4.1 million of write-downs on REO property.

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

Net realized loss on sale of assets. During the three-month period ended June 30, 2009, the Company recorded losses on the sale of assets of approximately $4.3 million. These losses are attributable to the sale of leveraged loans, for which losses were recorded of $2.2 million, and a $2.1 million realized loss on the sale of property included in the residential mortgage portfolio. During the three-month period ended June 30, 2008, the Company recorded losses on the sale of assets of approximately $1.7 million, which is attributable to the sale of on-balance sheet TruPS with a par value of $8.2 million for cash proceeds of $6.5 million.

Benefit (provision) for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. During the three months ended June 30, 2009, we recorded income tax expense of $8.4 million primarily relating to increases to the fair value of leveraged loans classified as held for sale. An income tax benefit was recorded of $3.0 million relating to a $2.6 million federal tax refund and net operating loss carryforwards from on-balance sheet warehousing facilities for the three-month period ended June 30, 2008.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests represents the portion of net income (loss) generated by consolidated entities that are not attributable to our ownership interest in those entities. Net (income) loss attributed to noncontrolling interests changed $171.3 million to ($168.2) million for the three-month period ended June 30, 2009 as compared to $3.1 million for the three-month period ended June 30, 2008. This change is primarily attributable to the noncontrolling interest impact of the net change in fair value of financial instruments and the allocation of net investment income (loss) and other expenses of our consolidated CDO entities to noncontrolling interest holders.

Comparison of the Six-Month Period Ended June 30, 2009 to the Six-Month Period Ended June 30, 2008

Net income (loss). We had a net income of approximately $337.8 million for the six-month period ended June 30, 2009 as compared to net income of $3.7 million for the six-month period ended June 30, 2008. Our net income for the six-month period ended June 30, 2009 was attributable to changes in fair value of financial instruments and net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS, partially offset by loan loss provisions on our residential mortgage and leveraged loan portfolio. Our net income for the six-month period ended June 30, 2008 was attributable to changes in fair value of financial instruments recorded in earnings subsequent to our adoption of SFAS No. 159, reclassification into the income statement of MBS related cash flow hedging losses that were previously included in accumulated other comprehensive loss, and net investment income generated by our investments in TruPS, MBS and leveraged loans and investments in residential mortgages.

Net investment income (loss). Our net investment income decreased $76.8 million to a net investment loss of ($22.2) million for the six-month period ended June 30, 2009 from net investment income of $54.6 million for the six-month period ended June 30, 2008. The table below summarizes net investment income (loss) by investment type for the following periods:

For the Six-Month Period Ended June 30, 2009

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income (Loss)
	(in thousands)
Investments in TruPS	$109,574	$(63,882)	$—	$45,692
Investments in leveraged loans	25,314	(10,136)	(43,026)	(27,848)
Investments in MBS	30,767	(10,105)	—	20,662
Investments in residential mortgages	24,556	(25,021)	(57,128)	(57,593)
Other investments	54	—	—	54
Recourse indebtedness	—	(3,211)	—	(3,211)

Total	$190,265	$(112,355)	$(100,154)	$(22,244)

For the Six-Month Period Ended June 30, 2008

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$167,554	$(122,075)	$—	$45,479
Investments in leveraged loans	31,915	(18,042)	(4,970)	8,903
Investments in MBS	80,898	(64,785)	—	16,113
Investments in residential mortgages	29,988	(28,561)	(10,485)	(9,058)
Other investments	1,060	—	—	1,060

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Recourse indebtedness	—	(7,909)	—	(7,909)

Total	$311,415	$(241,372)	$(15,455)	$54,588

Our investment interest income decreased $121.1 million to $190.3 million for the six-month period ended June 30, 2009 from $311.4 million for the six-month period ended June 30, 2008. The decrease in investment interest income is primarily due to a decrease in LIBOR and an increase in deferring and non-accrual balances. We experienced a decrease in the weighted-average coupon rates in our target asset classes from 5.4% for the six-month period ended June 30, 2008 to 3.8% for the six-month period ended June 30, 2009 and a decrease in the Company’s average investment balances from $11.5 billion par value for the six-month period ended June 30, 2008 to $10.0 billion par value for the six-month period ended June 30, 2009.

Our investment interest expense decreased $129.0 million to $112.4 million for the six-month period ended June 30, 2009 from $241.4 million for the six-month period ended June 30, 2008. The decrease in investment interest expense is attributable to a decrease in the weighted-average coupon rate for CDO notes payable from 4.0% as of June 30, 2008 to 1.7% as of June 30, 2009 and a decrease in the Company’s average CDO notes payable from $9.3 billion par value for the six-month period ended June 30, 2008 to $8.4 billion par value for the six-month period ended June 30, 2009.

Our provision for loan losses relates to investments in residential mortgages and leveraged loans. The provision for loan losses increased by $84.7 million to $100.2 million for the six-month period ended June 30, 2009 from $15.5 million for the six-month period ended June 30, 2008. The increase in the residential mortgage loan component is a result of the continued increases in the number of delinquent residential mortgage loans experienced in 2009 as a result of the turmoil in the housing markets. The 60-plus day delinquencies in our residential mortgage portfolio increased from 7.2% as of June 30, 2008 to 25.7% as of June 30, 2009. Additionally, the increase in our leveraged loan provisioning is primarily the result of continued deterioration in macro-credit conditions and the resulting impact to the middle-market companies that we lend to. As of June 30, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $18.9 million. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses decreased by $0.6 million to $15.5 million for the six-month period ended June 30, 2009 from $16.1 million for the six-month period ended June 30, 2008. During the same periods, these non-investment expenses consisted of related party management compensation of $6.9 million and $8.9 million, respectively, and general and administrative expenses of $8.6 million and $7.2 million, respectively. During the six-months ended June 30, 2009 and 2008, the Company incurred $0.2 million and $2.3 million, respectively, in base management fees and $0 and $0.9 million, respectively, of incentive fees. During the six-months ended June 30, 2009 and 2008, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $0.2 million and $3.2 million, respectively. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $0.2 million and $0.8 million during the six-month periods ended June 30, 2009 and 2008, respectively.

During the six-month periods ended June 30, 2009 and 2008, the CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $6.7 million and $8.1 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The decrease in related party management compensation is attributable to the decrease in CDO collateral management fees resulting from the defaulted and deferring TruPS CDO collateral.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, CDO trustee compensation, rating agency fees, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income decreased by $2.0 million to $0.6 million for the six-month period ended June 30, 2009 from $2.6 million for the six-month period ended June 30, 2008. This decrease is primarily attributable to $1.9 million in reduced interest earned on cash deposits with financial institutions and interest earned on restricted cash of our consolidated CDO entities. The average total unrestricted and restricted cash balance decreased from $192.2 million for the six-month period ended June 30, 2008 to $150.9 million for the six-month period ended June 30, 2009, while the average interest rate earned on cash decreased from 2.7% to 0.8% over the same period.

Net change in fair value of investments in debt securities and loans and non-recourse indebtedness. On January 1, 2008, we adopted SFAS No. 159 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. During the six-month period ended June 30,

2009, the net change in fair value of investments in debt securities and loans and non-recourse indebtedness was a $547.8 million gain. The net change in fair value is comprised of approximately $355.9 million of gains recorded on our investments in debt securities and loans and approximately $191.9 million of gains recorded on liabilities. During the six-month period ended June 30, 2008, the net change in fair value of financial instruments was $70.2 million. The net change in fair value is comprised of approximately $2.0 billion of losses recorded on our investments in debt securities, which was offset by approximately $2.1 billion of gains recorded on liabilities.

Net change in fair value of derivative contracts. During the six-month periods ended June 30, 2009 and 2008, we recorded a net change in fair value of derivative contracts of $31.7 million and ($45.8) million, respectively. Upon the adoption of FAS No. 159, we discontinued hedge accounting on a significant portion of our interest rate swaps and therefore all changes in fair value of these interest rate swaps are recorded in earnings. The change in fair value during the six-month period ended June 30, 2009 is primarily attributable to unrealized gains on derivative contracts of $70.4 million partially offset by net periodic interest payments on interest rate swaps of ($38.7) million. The change in fair value during the six-month period ended June 30, 2008 is attributable to a $62.9 million loss on interest rate swap contracts and a $17.1 million gain on our CDS positions.

Impairments on other investments and intangible assets. Impairments on other investments and intangible assets decreased by $8.1 million to $4.7 million for the six-month period ended June 30, 2009 from $12.8 million for the six-month period ended June 30, 2008. The impairments on investments and intangible assets for the six-month period ended June 30, 2009 is attributable to write-downs of REO property. The impairments on investments and intangible assets for the six-month period ended June 30, 2008 is attributable to the complete impairment of our goodwill of $5.0 million, $6.4 million of write-downs of REO property, and $1.4 million of impairments on other investments.

Net realized loss on sale of assets. During the six-month period ended June 30, 2009, the Company recorded losses on the sale of assets of approximately $16.1 million. These losses are attributable to the sale of TruPS in a consolidated CDO entity, for which losses were recorded of $10.1 million, the sale of leveraged loans, for which losses were recorded of $2.7 million, and a $3.3 million realized loss on the sale of property included in the residential mortgage portfolio. During the six-month period ended June 30, 2008, the Company recorded losses on the sale of assets of approximately $3.2 million. These losses are attributable to the sale of leveraged loans and TruPS during the period, for which losses were recorded of $1.4 million and $1.8 million, respectively.

Benefit (provision) for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. During the six months ended June 30, 2009, we recorded income tax expense of $22.6 million primarily relating to increases to the fair value of leveraged loans classified as held for sale. An income tax benefit was recorded of $3.4 million relating to a $2.6 million federal tax refund and net operating loss carryforwards from on-balance sheet warehousing facilities for the six-month period ended June 30, 2008.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests represents the portion of net income (loss) generated by consolidated entities that are not attributable to our ownership interest in those entities. Net (income) loss attributed to noncontrolling interests changed $120.3 million to ($161.1) million for the six-month period ended June 30, 2009 as compared to ($40.8) million for the six-month period ended June 30, 2008. This change is primarily attributable to the noncontrolling interest impact of the net change in fair value of financial instruments and the allocation of net investment income/(loss) and other expenses of our consolidated CDO entities to noncontrolling interest holders.

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

We are currently financing our TruPS, MBS and leveraged loan portfolio with a warehouse facility and CDO notes payable. As of June 30, 2009, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected. Furthermore we are a party to a derivative contract that may subject us to margin calls up to a maximum amount of $8.8 million in the event the Class A-1 notes of the Alesco XIV CDO are downgraded below “AAA” and the Company’s stockholders’ equity decreases below $250 million. During the six-months ended June 30, 2009, the Class A-1 Notes of Alesco XIV CDO were downgraded to “A+”; however, the Company was not required to post margin collateral as of June 30, 2009. The maximum amount of the margin exposure is equal to the notional amount of the contract and the amount of required margin varies based upon the Company’s outstanding equity balance and the rating level assigned to the Alesco XIV Class A-1 Notes.

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse stock split of the outstanding shares of its common stock. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. However, on February 26, 2009, the NYSE granted NYSE-listed companies a reprieve from the NYSE’s $1 minimum price requirement until June 30, 2009, which reprieve was subsequently extended for an additional month through July 31, 2009. In addition, the NYSE permanently decreased its market-capitalization standard to $15 million for listed companies, which previously required that average market capitalization of a NYSE-listed company be at least $25 million over any 30 consecutive trading day period. We therefore have until September 13, 2009 to become compliant with the NYSE minimum share price standard. If we fail to meet any of the NYSE’s other listing standards, however, we may be delisted for failing to comply with the continued listing standards.

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

As of June 30, 2009, the Company’s consolidated financial statements include $88.9 million of cash and cash equivalents and total indebtedness of $3.2 billion. Total indebtedness includes recourse indebtedness of $77.7 million and $3.1 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general assets or credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the equity that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

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

From our inception through the beginning of the credit crisis in August 2007, we sought to finance our assets on a long-term basis through CDOs and CLOs. The disruption in the credit markets has substantially forestalled our ability to execute new CDOs and CLOs. If the securitization markets re-open in the future, the costs of securitizing assets may be higher than what we experienced in the past. Increased securitization costs may cause us to realize lower returns on our equity for investments in future CDOs as compared with the returns that we have realized to date on completed CDOs that have lower financing costs. If securitization costs become unacceptably high, or if securitization financing remains unavailable, we may not be willing or able to complete our historical investment strategy of securitizing assets that have been purchased using short-term warehouse lines. If we are unable to deploy our capital in high-yielding CDO investments quickly or at all, we would need to find alternative investments which may be lower yielding.

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

•

Securitized Residential Mortgages—The majority of our investments in residential mortgage loans are included within a securitization trust in which we own all of the subordinated notes including an interest-only subordinated note. When principal and interest are collected from the underlying residential mortgage loans, such cash flow is distributed sequentially to the senior notes, then to the interest-only subordinated note, and finally to the remainder of the subordinated notes. Losses are allocated to the notes in reverse sequential order such that losses are borne by subordinated notes ahead of the senior notes. Significant losses have been realized on the subordinated notes to date and are expected to continue. Approximately 30% of the notes owned by the Company have already been reduced to zero as a result of such allocation of losses. These losses are attributable to an increase in the delinquency rate of the underlying pool of mortgage loans since the closing date of the securitization, which has also caused a reduction in the amount of principal and interest that is collected from the mortgage loans. To the extent such collections continue to decrease, there may not be sufficient cash flow to pay any principal and interest to the subordinated notes until the senior noteholders have been paid in full.

•

TruPS—Our investments in TruPS are also financed with CDOs that are subject to over-collateralization requirements. The over-collateralization requirements in the TruPS CDOs are typically triggered in the event that more than three percent of the par value of collateral securities that collateralize the CDO debt defer on a principal or interest payment or are otherwise determined to be defaulted in accordance with the indenture for the particular CDO. As of June 30, 2009, we have experienced 63 bank deferrals or defaults and one insurance company default in our TruPS portfolio. As of June 30, 2009, the aggregate principal amount of investments in the 64 TruPS that have defaulted or are currently deferring interest payments is $1.1 billion, representing approximately 20.6% of the Company’s consolidated trust preferred securities portfolio. The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight CDOs in which the Company holds equity interests. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests. The Company does not expect to receive cash distributions from its TruPS CDOs for the foreseeable future. There can be no assurance that we will not experience additional deferrals or defaults that will result in further over-collateralization test failures or be able to extend the cure periods of the deals currently failing over-collateralization tests.

•

Leveraged Loans—The over-collateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. In the event that an over-collateralization failure occurs in a leveraged loan CLO, changes to the priority of payments will result in the equity holders, including us, of the CLO not receiving any cash flows until such time as the over-collateralization failure is cured. Management continues to closely monitor and actively manage the leveraged loan portfolio as a result of the continued deterioration in macro-credit conditions and the potential for significant stress on the middle-market companies in our portfolio. Subsequent to June 30, 2009, we experienced an interest diversion test failure in Emporia Preferred Funding II, Ltd. The failure was primarily attributable to an increase in defaulted assets collateralizing the CLO. As a result of the interest diversion test failure in Emporia Preferred Funding II, Ltd., the Company did not receive any of its quarterly distribution in July 2009, and assuming no additional defaults or significant credit downgrades the Company does not expect to receive its quarterly cash distribution for several quarters.

Warehouse Financing Arrangements

As of June 30, 2009, we were party to the following agreement which is collateralized by the assets shown below (dollars in thousands):

Financing Facilities (and Aggregate Borrowing Capacity)	Termination Date	Assets Being Financed
Leveraged loan related warehouse facility	May 2009	$143.3 million

As of June 30, 2009, the Company’s consolidated financial statements included $106.6 million of warehouse credit facility debt in the form of short term notes payable. Warehouse credit facility debt relates to an on-balance sheet warehouse facility entered into by a subsidiary of the Company with the intention of financing the acquisition of leveraged loans on a short-term basis until longer-term financing is available. As of June 30, 2009, the Company has invested $38.5 million of capital in this financing arrangement, which contractually matured in May 2009. As previously disclosed, the warehouse is currently in default and therefore, there is no borrowing capacity, the facility is bearing a penalty interest rate equal to the daily commercial paper rate plus 300 basis points, and all principal and interest collections are used to amortize the warehouse credit facility debt. The Company expects that the warehouse lender will liquidate all of the $143.3 million of par value of leveraged loans during the third quarter of 2009. As a result of the liquidation of the collateral, the Company will likely lose the first loss cash that is deposited with the warehouse lender in the amount of $38.5 million, which is the maximum amount of loss that the Company is exposed to from the warehouse facility.

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

Fair Values

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by currency exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as pricing of comparable financial instruments computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of June 30, 2009 and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in MBS, residential mortgages, TruPS, and derivative instruments will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary materially from period to period.

Securities Repurchases

In August 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions. We may also repurchase convertible debt securities from time to time in open market or privately negotiated transactions. We did not repurchase any shares of our common stock or any of our convertible debt securities during the six months ended June 30, 2009. As of the date of this filing, $28.7 million principal amount of the Company’s contingent convertible debt securities remains outstanding. There can be no assurance as to the timing or amount of any future securities repurchases we may complete.

Off-Balance Sheet Arrangements and Commitments

We may maintain arrangements with various investment banks regarding CDO securitizations and off-balance sheet warehouse facilities. Prior to the completion of a CDO securitization, historically our off-balance sheet warehouse providers have acquired investments in accordance with the terms of the warehouse facility agreements. Pursuant to the terms of the warehouse agreements, we receive all or a portion of the difference between the interest earned on the investments acquired under the warehouse facilities and the interest accrued on the warehouse facilities from the date of the respective acquisitions. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse providers, and as a result, we bear the first dollar risk of loss up to our warehouse deposit if an investment held under the warehouse facility is liquidated at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. In the event that we are unable to obtain long-term CDO financing for the accumulated warehouse collateral, our cash collateral is at risk and may not be returned to the Company. The duration of a warehouse facility is generally at least nine months. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value in each accounting period with the change in fair value recorded in earnings. We were not party to any off-balance sheet arrangements as of June 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk pertains to losses resulting from changes in interest rates and equity security prices. We are exposed to credit risk and interest rate risk related to our investments in assets in our target asset classes.

Market Risk

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy had been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007, continued to decline in 2008 and remains depressed as of the date of this filing. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in MBS, residential mortgages, leveraged loans and bank and insurance company debt. We have historically financed our investments with on and off-balance sheet warehouse facilities and on-balance sheet CDOs and CLOs. We continue to have exposure to these markets and products and as market conditions continue to worsen the fair value of our investments could further deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to take further writedowns in the fair value of our investments portfolio, which may have an adverse effect on our results of operations in future periods.

The disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. In addition, banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as of June 30, 2009, we had $38.5 million of cash deposited with a warehouse lender to collateralize a warehouse facility for leveraged loan assets. Upon the expected liquidation of the collateral in the warehouse, we will likely lose the first loss cash that we had deposited with the warehouse lender in the amount of $38.5 million.

Interest Rate Risk

Interest rates may be affected by economic, geopolitical, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and financial derivatives typically will be held for long-term investment and not held for sale purposes. Our intent in structuring CDO and CLO transactions and other securitizations is to limit interest rate risk with a financing strategy that matches the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments.

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

Through June 30, 2009, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These interest rate swaps have an aggregate notional value of $2.2 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments. As of June 30, 2009, the interest rate swaps had an aggregate liability fair value of $191 million. Changes in the fair value of interest rate swaps are recorded in earnings.

There have been no material changes in quantitative and qualitative disclosures in 2009 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008. See discussion of quantitative and qualitative disclosures about market risk under “Item 7A-Quantitative and Qualitative Disclosures About Market Risk“ included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”) as of June 30, 2009. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at June 30, 2009, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Remediation Steps to Address Material Weakness

During July 2009, we discovered computational errors in certain valuation models used by the Company to develop valuation estimates used in the preparation of our financial statements. Upon identifying these errors, we undertook a broad review of our valuation processes and methodologies. After performing this additional work, we determined these errors did not result in a need to modify previously issued financial statements. However, we have determined that the sufficiency of controls over the development and validation of the valuation models, together with the management review controls over the valuations not being at a sufficient level of detail, made it reasonably possible that a material error in the valuations of certain assets could go undetected.

To remediate the material weakness in internal control over financial reporting described above, management enhanced its controls over financial reporting by completing the following remediation steps:

•	Corrected the computational errors in our internal valuation models; and,

•	Enhanced our internal valuation process to include additional validation procedures, including more formal review and comparison of internal valuation model results to observable market data.

We believe that the actions described above and the resulting improvements in controls have strengthened our internal control over financial reporting relating to our valuation process.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 8, 2006, our loan to Beech Thicket Spring, Inc., Communities of Penland, LLC, COP Preservation Partners, LLC, F.W., Inc., The Penland Reserve Tract, LLC, and Triad Apartment Group, LLC in the original principal amount of $16.7 million (the “Penland Loan”) matured. The outstanding balance at maturity was $11.7 million. The Penland Loan was guaranteed by five individuals, Anthony R. Porter, Dorothy M. Porter, Frank A. Amelung, Eugenia Amelung and Richard L. Amelung (collectively “Guarantors”). On March 29, 2007, we obtained a judgment against the Guarantors for $13.1 million in the case styled Alesco Financial Inc. v. Anthony R. Porter, Dorothy M. Porter, Frank Amelung, Eugenia Amelung and Richard Amelung, in the United States District Court in the Middle District of Florida, Case No.: 3:07-cv-00032-HWM-HTS. Frank A. Amelung, Eugenia Amelung and Richard L. Amelung sought protection in the United States Bankruptcy Court in the Southern District of Florida, West Palm Beach Division, In Re: Frank A. Amelung, Jr. and Eugenia Marie Amelung, Chapter 7 Debtors, Case No.: 07-15492-BKC-PGH, and In Re: Richard L. Amelung, Debtor Chapter 7, Case No.: 07-15493-BKC-PGH, respectively. Alesco has made a claim in both cases for the amount of the Judgment, reduced as the Penland Loan otherwise is collected. In a compromise with the Trustee in both bankruptcy cases, Alesco has agreed to an uncontested unsecured claim in the full amount as originally filed. At least two parties, including the Trustee in each case, have filed pleadings objecting to the discharge of Frank A. Amelung and Richard L. Amelung. Euginia Amelung has been discharged. The Trustee in both cases continues to liquidate assets and collect assets for the estates. The ability to collect a material amount of the Judgment in the bankruptcy proceedings is slight, and we do not believe the other Guarantors have significant assets for levy. We retain our primary collateral consisting of real property in the Mountains of North Carolina.

The Attorney General of North Carolina on June 6, 2007, filed suit against one or more of the Borrowers and Guarantors of the Penland Loan described above, among others, in the case styled State of North Carolina ex rel, Roy Cooper, Attorney General vs. Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., PG Capital Holdings, L.L.C., Anthony Porter, Frank Amelung, Richard Amelung, J. Kevin Foster, Neil O’Rourke, Michael Yeomans, and A. Greg Anderson, General Court of Justice, Superior Court Division, State of North Carolina, Wake County, Case No.: 07-CVS-9006. The North Carolina Attorney General alleged that the defendants in the case obtained monies from consumers in violation of North Carolina law relating to unfair or deceptive practices affecting commerce. The court in this case has issued an order appointing a receiver for the assets of the corporate defendants in the case, Peerless Real Estate Services, Inc., Village of Penland, L.L.C., MFSL Landholdings, L.L.C., Communities of Penland, L.L.C., COP Land Holdings, L.L.C., and PG Capital Holdings, L.L.C., and has since added the rest of our Borrowers not originally named as defendants for receivership. We are not a named party in this action, but the receivership includes substantially all of the North Carolina real property collateral held by us to secure the Penland Loan. The complaint filed by the North Carolina Attorney General seeks to void all contracts between the named defendants and consumers in the alleged deceptive scheme identified in the complaint, the return of all monies obtained by the named defendants in the alleged deceptive scheme, civil penalties against the named defendants and attorney fees from the named defendants. The Order Appointing Receiver authorizes the Receiver, among other things, to sell and dispose of property of the Borrowers in the receivership free and clear of all liens and other collateral interests, which liens or other collateral interests will then attach to the proceeds. We have not received notice of any such sale or disposition of our collateral, and we plan to protect vigorously any and all liens and other collateral interests in the collateral for the Penland Loan. In the pleadings in this case, we have learned that two of the Guarantors and other officers of our Borrowers have pled guilty to one or more felony counts relating to fraud involving the sale of real property in and around our remaining collateral in North Carolina and that the Receiver also has been appointed Special Master in the restitution proceedings in the criminal cases. Our collection activities have been slowed by the Amelung bankruptcies, criminal proceeding against Guarantors and officers of the Borrowers and the Receivership described above. We intend to coordinate with the Receiver to maximize collateral values and continue to foreclose some or all our collateral, which may require this court’s approval, and pursue collection by all other available means.

Item 1A.	Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal control over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2008, we determined that our internal control over financial reporting as of December 31, 2008 was not effective due to the existence of a material weakness in our processes for determining the fair value of certain investments. Although we have implemented additional procedures that we believe have improved our processes for estimating the fair value of our investments, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial reporting process in the future. If we discover additional deficiencies, we will make effort to remediate these deficiencies; however, there is no assurance that we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

ALESCO FINANCIAL INC.

	By:	/s/ James J. McEntee, III
James J. McEntee, III
Date: August 17, 2009		Chief Executive Officer

ALESCO FINANCIAL INC.

	By:	/s/ John J. Longino
John J. Longino
Date: August 17, 2009		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 20, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 23, 2009).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 1, 2009, by and among Alesco Financial, Inc., Fortune Merger Sub, LLC, Alesco Financial Holdings, LLC, and Cohen Brothers, LLC. (incorporated by reference to Exhibit 2.1 to Alesco Financial Inc.’s Current Report on Form 8-K filed with the SEC on June 2, 2009).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.2	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.5	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.6	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.3	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Assignment and Assumption Agreement, dated as of October 6, 2006, by and between Alesco Financial Inc. and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.5	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.6	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2007).

Exhibit No.	Description
10.7	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.8	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

10.9	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.10	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.11	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.12	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.13	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.14	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.15	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

11.1	Statement Regarding Computation of Per Share Earnings.***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

*	Filed herewith.
**	Furnished herewith.
***	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 8 to the consolidated financial statements included in this report.

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amount sufficient to require submission of the schedule.