Form 10-Q
period 2009-09-30
ALESCO FINANCIAL INC
filed 2009-11-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

As of November 9, 2009 there were 60,151,949 shares of common stock ($0.001 par value per share) of Alesco Financial Inc. outstanding.

ALESCO FINANCIAL INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

Alesco Financial Inc.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share information)

	As of September 30, 2009	As of December 31, 2008 (As Adjusted)
Assets
Investments in debt securities and security-related receivables, at fair value	$2,354,772	$2,079,750
Investments in loans
Residential mortgages	803,618	901,491
Commercial mortgages	7,464	7,464
Leveraged loans (including amounts held for sale at fair value of $0 and $63,601, respectively)	707,873	780,269
Loan loss reserve	(179,243)	(68,428)

Total investments in loans, net	1,339,712	1,620,796
Cash and cash equivalents	90,122	86,035
Restricted cash and warehouse deposits	59,165	54,059
Accrued interest receivable	15,007	31,435
Deferred tax asset	—	25,036
Other assets	30,585	37,820

Total assets	$3,889,363	$3,934,931

Liabilities and equity
Indebtedness
Trust preferred obligations, at fair value	$137,066	$120,409
Securitized mortgage debt	765,521	844,764
CDO notes payable (including amounts at fair value of $1,627,122 and $1,647,590, respectively)	2,332,452	2,342,920
Warehouse credit facilities	—	126,623
Recourse indebtedness	77,726	77,656

Total indebtedness	3,312,765	3,512,372
Accrued interest payable	16,735	30,530
Related party payable	7,625	4,880
Derivative liabilities	202,691	266,984
Other liabilities	12,532	12,165

Total liabilities	3,552,348	3,826,931
Equity
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 60,151,949 and 60,171,324 issued and outstanding, including 499,918 and 985,810 unvested restricted share awards, respectively	60	59
Additional paid-in-capital	485,126	484,612
Accumulated other comprehensive loss	(11,946)	(14,223)
Accumulated deficit	(264,791)	(405,496)

Total parent stockholders’ equity	208,449	64,952
Noncontrolling interests in subsidiaries	128,566	43,048

Total equity	337,015	108,000

Total liabilities and equity	$3,889,363	$3,934,931

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Income (Loss)

(Unaudited and in thousands, except share and per share information)

	For the Three-Month Period Ended September 30, 2009	For the Three-Month Period Ended September 30, 2008 (As Adjusted)	For the Nine-Month Period Ended September 30, 2009	For the Nine-Month Period Ended September 30, 2008 (As Adjusted)
Net investment income (loss):
Investment interest income	$81,214	$125,585	$271,480	$436,999
Investment interest expense	(42,853)	(95,954)	(155,209)	(337,326)
Provision for loan losses	(34,729)	(14,764)	(134,883)	(32,739)

Net investment income (loss)	3,632	14,867	(18,612)	66,934

Expenses:
Related party management compensation	3,263	6,711	10,105	15,653
General and administrative	3,528	3,591	12,166	10,750

Total expenses	6,791	10,302	22,271	26,403
Other income and expense:
Interest and other income	116	1,282	709	3,907
Net change in fair value of investments in debt securities and loans and non-recourse indebtedness	(190,531)	70,028	357,254	140,236
Net change in fair value of derivative contracts	(35,667)	(25,967)	(3,928)	(71,775)
Credit default swap premiums	—	—	—	(2,872)
Impairments on other investments and intangible assets	(743)	(1,533)	(5,491)	(14,378)
Loss on disposition of consolidated entities	—	—	—	(5,558)
Gain on repurchase of debt	—	42,289	—	42,289
Net realized loss on sale of assets	(38,547)	(272)	(54,674)	(943)

Earnings (loss) before benefit (provision) for income taxes	(268,531)	90,392	252,987	131,437
Benefit (provision) for income taxes	(3,676)	1,841	(26,244)	5,243

Net income (loss)	(272,207)	92,233	226,743	136,680
Less: Net (income) loss attributable to noncontrolling interests	75,079	(29,802)	(86,038)	(70,567)

Net income (loss) attributable to common stockholders	$(197,128)	$62,431	$140,705	$66,113

Earnings (loss) per share—basic:
Basic earnings (loss) per share	$(3.31)	$1.02	$2.34	$1.09

Weighted-average shares outstanding—Basic	59,574,930	60,950,796	60,169,483	60,607,616

Earnings (loss) per share—diluted:
Diluted earnings (loss) per share	$(3.31)	$1.02	$2.34	$1.09

Weighted-average shares outstanding—Diluted	59,574,930	60,950,796	60,169,483	60,607,616

Distributions declared per common share	$—	$—	$—	$0.50

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and in thousands)

	For the Three-Month Period Ended September 30, 2009	For the Three-Month Period Ended September 30, 2008 (As Adjusted)	For the Nine-Month Period Ended September 30, 2009	For the Nine-Month Period Ended September 30, 2008 (As Adjusted)
Net income (loss)	$(272,207)	$92,233	$226,743	$136,680
Other comprehensive income (loss):
Net change in cash-flow hedges	1,386	1,495	4,157	46,002

Comprehensive income (loss)	(270,821)	93,728	230,900	182,682
Comprehensive (income) loss attributable to noncontrolling interests	74,452	(30,429)	(87,918)	(72,489)

Comprehensive income (loss) attributable to common stockholders	$(196,369)	$63,299	$142,982	$110,193

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Equity

(Unaudited and in thousands, except share information)

	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Parent Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares	Par Value
Balance, December 31, 2008 (As Adjusted)	59,185,514	$59	$484,612	$(14,223)	$(405,496)	$64,952	$43,048	$108,000
Net income	—	—	—	—	140,705	140,705	86,038	226,743
Other comprehensive income	—	—	—	2,277	—	2,277	1,880	4,157
Stock-based compensation expense	466,517	1	514	—	—	515	—	515
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,400)	(2,400)

Balance, September 30, 2009	59,652,031	$60	$485,126	$(11,946)	$(264,791)	$208,449	$128,566	$337,015

See accompanying notes.

Alesco Financial Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	For the Nine-Month Period Ended September 30, 2009	For the Nine-Month Period Ended September 30, 2008 (As Adjusted)
Operating activities:
Net income	$226,743	$136,680
Adjustments to reconcile net income to cash flow from operating activities:
Provision for loan losses	134,883	32,739
Stock-based compensation expense	515	1,140
Net premium and discount amortization on investments and loans	(3,581)	4,277
Amortization of deferred financing costs	1,071	1,553
Accretion of discounts on indebtedness	520	849
Net change in fair value of derivative contracts	(55,802)	45,809
Net change in fair value of investments in debt securities and loans and non-recourse indebtedness	(357,254)	(140,236)
Impairments on other investments and intangible assets	5,491	14,378
Net realized loss on sale of assets	54,674	943
Net realized gain on repurchase of indebtedness	—	(42,289)
Loss on disposition of consolidated entities	—	5,558
Proceeds from sale of real estate owned	11,682	—
Changes in assets and liabilities:
Accrued interest receivable	16,467	14,003
Other assets	13,123	66,865
Accrued interest payable	(18,380)	(27,218)
Related party payable	2,745	3,876
Other liabilities	2,137	(3,356)

Net cash provided by operating activities	35,034	115,571
Investing activities:
Purchase of investments in debt securities and security-related receivables	—	(17,176)
Principal repayments from investments in debt securities and security-related receivables	22,024	21,554
Purchase of loans	(66,997)	(197,708)
Principal repayments from loans	141,892	197,433
Proceeds from sale of loans	130,676	69,889
Proceeds from sale of investments in debt securities and security-related receivables	—	17,518
(Increase) decrease in restricted cash and warehouse deposits	(5,106)	22,429

Net cash provided by investing activities	222,489	113,939
Financing activities:
Proceeds from issuance of CDO notes payable	10,000	57,386
Repayments of CDO notes payable	(52,952)	(56,252)
Proceeds from warehouse credit facilities	—	136,633
Repayments of warehouse credit facilities	(126,623)	(159,411)
Repurchases of recourse indebtedness	—	(32,972)
Repayments of securitized mortgage debt	(79,692)	(94,403)
Repayments of other derivative contracts	(1,769)	(3,758)
Distributions to noncontrolling interests in CDOs	(2,400)	(10,937)
Repurchase of common stock	—	(229)
Distributions paid to common stockholders	—	(49,524)

Net cash used in financing activities	(253,436)	(213,467)

Net change in cash and cash equivalents	$4,087	$16,043
Cash and cash equivalents at the beginning of the period	86,035	80,176

Cash and cash equivalents at the end of the period	$90,122	$96,219

Supplemental cash flow information:
Transfer of residential mortgage loans to real estate owned	$25,663	$19,302
Non-cash purchase of debt securities	4,999	—
Non-cash sale of debt securities	4,999	—
Non-cash decrease in assets upon disposition of consolidated entity	—	313,950
Non-cash decrease in liabilities upon disposition of consolidated entity	—	313,950

See accompanying notes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements

As of September 30, 2009

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

On October 6, 2006, the merger between AFT and Sunset Financial Resources, Inc. (“Sunset”) was completed and the combined company was renamed Alesco Financial Inc. Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, as amended by letter agreements dated September 5, 2006 and September 29, 2006, upon the completion of the merger, each share of beneficial interest of AFT was converted into 1.26 shares of common stock of Sunset, which resulted in the issuance of 14,415,530 shares of common stock. In accordance with U.S. generally accepted accounting principles (“GAAP”), the transaction was accounted for as a reverse acquisition, and AFT was deemed to be the accounting acquirer and all of Sunset’s assets and liabilities were revalued as of the acquisition date. As used in these consolidated financial statements, the term the “Company,” “we,” “us” and “our” refer to the operations of AFT from January 31, 2006 through October 6, 2006, and the combined operations of the merged company subsequent to October 6, 2006. “Sunset” refers to the historical operations of Sunset Financial Resources, Inc. through October 6, 2006, the merger date.

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

The Company has historically financed investments in these target asset classes on a short-term basis with on and off-balance sheet warehouse facilities or other short-term financing arrangements and on a long-term basis with securitization vehicles, including collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”). During October 2009, the Company began to use a portion of its available cash to acquire more liquid assets, including residential and commercial mortgage-backed securities, loans and asset-backed securities (including RMBS and loans issued or guaranteed by a U.S. government agency or federally chartered corporation). AFN expects to use leverage under repurchase agreements to finance a portion of these assets.

The Company may also invest opportunistically from time to time in other types of investments within its manager’s and Cohen Brothers, LLC’s (“Cohen & Company” or “Cohen”) areas of expertise and experience, subject to maintaining its qualification as a REIT and an exemption from regulation under the Investment Company Act.

Proposed Merger with Cohen & Company

On February 20, 2009, the Company signed a definitive merger agreement with Cohen & Company, the parent of the Company’s manager. The Company’s Board of Directors and Cohen’s Board of Managers have each unanimously approved the transaction. In the proposed merger, Cohen & Company will merge with a subsidiary of the Company and will survive the merger as a subsidiary of the Company. In the proposed merger, (i) members who own Class A units of membership interest and Class B units of

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

membership interest in Cohen & Company will have the option to exchange their membership units in Cohen & Company for either 0.57372 shares of the Company’s common stock or 0.57372 replacement units of membership interest in Cohen & Company and (ii) Daniel G. Cohen, who owns Class C units of membership interest in Cohen & Company, will be entitled to receive one share of our Series A Voting Convertible Preferred Stock, par value $0.001 per share, which is referred to herein as the Series A share. The Series A share will have no economic rights but will entitle the holder thereof to nominate and elect a number equal to at least one-third (but less than a majority) of our board of directors. Beginning October 1, 2010, the holder of the Series A share may convert the Series A share into our Series B Voting Non-Convertible Preferred Stock, par value $0.001 per share (referred to herein as the Series B shares), which will have no economic rights but will entitle such holder to vote together with our stockholders on all matters presented to our stockholders and to exercise approximately 31.9% of the voting power of our common stock assuming all Cohen & Company members other than Daniel G. Cohen elect to receive shares of the Company’s common stock and there is no change in the Company’s capitalization. Any outstanding Series A share and Series B shares shall be redeemed by us on December 31, 2012 for cash equal to the aggregate par value of the shares. The replacement units of membership interest in Cohen & Company may be redeemed for cash or an equivalent number of our common stock in the future, at our option after specified lock-up periods. Holders of the Company’s common stock will continue to hold their shares of the Company. Pursuant to the merger agreement, the Company expects to complete a 1 for 10 reverse split of its common stock. It is currently expected that the Company’s current shareholders will own 56.5% of the Company’s shares of common stock immediately after the merger and former unit holders of Cohen & Company will hold the balance; however, the actual percentages will not be known until members of Cohen & Company have made their elections to receive the Company’s common stock or replacement units of Cohen & Company. If all Cohen & Company membership interests were to be redeemed in the future, and if the Company were to elect to issue shares of its common stock upon such redemption and if no other changes in the number of the Company’s outstanding shares of common stock were to occur, the Company’s current shareholders would own 38.5%, and former Cohen & Company members would own 61.5%, of the combined company. Cohen & Company will be treated as the acquirer for accounting purposes.

The proposed merger, which is expected to close during the fourth quarter of 2009, is subject to a number of closing conditions, including the receipt of third party consents and other conditions set forth in the definitive merger agreement. In addition, the merger is subject to approval by the affirmative vote of a majority of the votes cast by holders of the Company’s common stock, provided that the number of votes cast on the matter represents over 50% in interest of all securities entitled to vote on the matter.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. Codification does not create new accounting and reporting guidance; rather, it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of SFAS No. 168, all nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, these financial statements reference the new codification framework.

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its majority-owned and/or controlled subsidiaries and those entities for which the Company is determined to be the primary beneficiary in accordance with FASB ASC Topic 810, Consolidation, (formerly Financial Accounting Standard Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities” or “FIN 46R”). Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which has been classified under FASB ASC Topic 810. Accordingly, for consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as net income (loss) attributable to noncontrolling interests on the consolidated statements of income, and the portion of the stockholders’ equity of such subsidiaries is presented as noncontrolling interests in subsidiaries on the consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a VIE, and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE in accordance with FASB ASC Topic 810. The Company consolidates VIEs of which the Company is deemed to be the primary beneficiary or non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or potentially the residual returns of the VIE. When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest. If the Company’s variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE. The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur. If the Company determines that it is no longer the primary beneficiary of a VIE, the deconsolidation of the VIE is accounted for as a sale of the entity for no proceeds.

The Company has determined that certain special purpose trusts formed by third party issuers of TruPS to issue such securities are VIEs (“Trust VIEs”) and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary of the special purpose trust. In most instances, the Company is the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. The acquisition of TruPS issued by Trust VIEs may be initially financed directly by CDOs, through on-balance sheet warehouse facilities or through off-balance sheet warehouse facilities. Under the TruPS-related off-balance sheet warehouse agreements, the Company usually deposits cash collateral with an investment bank and bears the first dollar risk of loss, up to the Company’s collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes the Company to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by third party sponsors of the Trust VIEs in exchange for the TruPS proceeds and the common equity securities of the Trust VIE. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIE, are included in the Company’s consolidated financial statements and the related TruPS are eliminated. Pursuant to FASB ASC Topic 505, Equity, (formerly Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,”) subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs to third party sponsors are recorded net of the common equity securities issued.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, (formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”), which establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. FASB ASC Topic 820 also defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

FASB ASC Topic 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s estimates about what assumptions

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

market participants would use in pricing the financial instrument developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Fair value for certain of the Company’s Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. In accordance with FASB ASC Topic 820, the impact of the Company’s own credit and creditworthiness of consolidated CDOs is also considered when measuring the fair value of liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable inputs where available. Management’s estimate of fair value requires significant management

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

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

MBS: The fair value of investments in MBS is determined based on external price and spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable bonds or internal models using discounted cash flows.

CDO Notes Payable: The fair value of CDO notes payable liabilities is estimated using external price data for similar instruments (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on prices of comparable notes payable, or discounted cash flow models using current interest rates, estimates of the term of the particular instrument, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which has been classified under FASB ASC Topic 825, Financial Instruments. FASB ASC Topic 825 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. FASB ASC Topic 825 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. The Company elected to apply the fair value option for its investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The Company elected the fair value option for these instruments to enhance the transparency of its financial condition.

Investments

The Company invests primarily in TruPS and MBS debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under FASB ASC Topic 320, Investments – Debt and Equity Securities, (formerly Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted or “SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under FASB ASC Topic 320, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments subsequent to the adoption of FASB ASC Topic 820 is described above. Upon the sale of a security, the realized gain or loss is computed on a specific identification basis and is recorded as a component of earnings in the respective period.

Effective January 1, 2008, the Company classifies its investments in TruPS and MBS as trading securities (see “Fair Value of Financial Instruments”). These investments are carried at estimated fair value, with changes in fair value of these instruments reported in income. Unamortized premiums and discounts on trading securities that are highly rated are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinate tranches of MBS), unamortized premiums and discounts are recognized over the expected life, as adjusted for estimated prepayments and estimated credit losses of the securities using the guidance set forth in FASB ASC Topic 325, Investments – Other, (formerly Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests on Securitized Financial Assets” or “EITF No. 99-20”). Actual prepayment and credit loss experience are reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Effective January 1, 2008, the Company accounts for its investments in subordinated debentures owned by Trust VIEs that the Company consolidates at fair value, with changes in fair value of these instruments reported in income. These Trust VIEs have no ability to sell, pledge, transfer or otherwise encumber a company or the assets of a company until such subordinated debenture’s maturity. The Company accounts for investments in securities where the transfer meets the criteria as a secured financing under FASB

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

ASC Topic 860, Transfers and Servicing, (formerly Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” or “SFAS No. 140”) as secured loans at fair value. The Company’s investments in security-related receivables represent interests in securities that were transferred to CDO securitization entities by transferors that maintain some level of continuing involvement.

The Company accounts for its investments in residential and commercial mortgages and leveraged loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income over the terms of the loans using the effective yield method adjusted for the effects of estimated prepayments based on FASB ASC Topic 310, Receivables, (formerly Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” or “SFAS No. 91”).

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

Real Estate Owned

The Company accounts for real estate owned, or REO, in accordance with FASB ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, and classifies REO as held for sale within other assets in its consolidated balance sheet. The Company classifies REO as held for sale primarily because upon acquisition of the property the Company is committed to a plan of immediate resale and immediately begins marketing of such property. REO is recorded at the lower of its carrying amount or fair value less costs to sell. Fair value is determined based upon internal valuation models that consider current third party market data on trends in home prices, geographic location of the property, and other observable market data that is available. The Company classifies cash receipts and payments relating to REO within operating activities in its consolidated statement of cash flows.

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

Transfers of Financial Assets

The Company accounts for transfers of financial assets under FASB ASC Topic 860, Transfers and Servicing, as either sales or financing arrangements. Transfers of financial assets that result in sale accounting are those in which (a) the transfer legally isolates the transferred assets from the transferor, (b) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (c) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet each of these criteria, the transfer is accounted for as a financing arrangement. Dispositions of financial assets that are treated as sales are removed from the Company’s accounts with any realized gain (loss) reflected in earnings during the period of sale. Dispositions of financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as secured borrowings and no gain or loss is recognized.

Revenue Recognition

The Company recognizes interest income from investments in debt and other securities, residential and commercial mortgages, and leveraged loans over the estimated life of the underlying financial instruments on an estimated yield to maturity basis.

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

In accordance with ASC Topic 310, Receivables, the Company recognizes interest income from purchased interests in certain financial assets, including certain subordinated MBS, on an estimated effective yield to maturity basis. Management estimates the current yield on the reference amount of the investment based on estimated cash flows after considering prepayment and credit loss expectations. The adjusted yield is then applied prospectively to recognize interest income for the next reporting period.

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with FASB ASC Topic 815, Derivatives and Hedging, (formerly Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted or “SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under FASB ASC Topic 815. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into the consolidated statement of income over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income. The Company had no instruments designated as hedges during the nine month periods ended September 30, 2009 and 2008, respectively.

The Company enters into derivatives that do not qualify for hedge accounting or for which the Company may not elect hedge accounting, including interest rate swaps, interest rate caps and floors, credit default and total return swaps, under FASB ASC Topic 815. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of income. The fair value of credit default swaps is based on quotations from third-party brokers.

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

The Company maintains domestic taxable REIT subsidiaries (“TRSs”), which may be subject to U.S. federal, state and local income taxes. Current and deferred taxes are provided for on the portion of earnings (losses) recognized by the Company with respect to its interest in domestic TRSs. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of income.

During the three and nine-months ended September 30, 2009, the Company recorded $3.7 million and $26.2 million of provision for income taxes primarily relating to increases to the fair value of certain leveraged loans classified as held-for-sale. The $25.0 million decrease in the Company’s deferred tax asset as of September 30, 2009 as compared to the deferred tax asset as of December 31, 2008 is primarily attributable to the change in fair value of certain leveraged loans and the recording of a valuation allowance on the Company’s deferred tax assets.

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

Recent Accounting Pronouncements

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which has been classified under FASB ASC Topic 810, Consolidation . FASB ASC Topic 810 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. FASB ASC Topic 810 applies prospectively as of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. As of January 1, 2009, the Company adopted FASB ASC Topic 810 and the adoption of FASB ASC Topic 810 resulted in the following changes to the presentation of the Company’s prior period consolidated financial statements: (1) reclassified all amounts previously included within the “Minority interests” financial statement caption to the “Noncontrolling interests in subsidiaries” financial statement caption, which is included within the equity section of the Company’s consolidated balance sheets; (2) consolidated net income (loss) was adjusted to include net income (loss) attributable to both the controlling and noncontrolling interests; and (3) consolidated comprehensive income (loss) was adjusted to include comprehensive income (loss) attributable to both the controlling and noncontrolling interests. The adoption of FASB ASC Topic 810 did not have an impact on net income (loss) for any prior periods. However, the net income attributable to the Company’s common stockholders for the three and nine months ended September 30, 2009 increased $4.2 million and $22.7 million, respectively, or $0.07 and $0.38 per diluted share, as a result of FASB ASC Topic 810’s requirement that noncontrolling interests continue to be attributed their share of losses even if that attribution results in a deficit noncontrolling interest balance.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which has been classified under FASB ASC Topic 805, Business Combinations . FASB ASC Topic 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FASB ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS No. 161”), which has been classified under FASB ASC Topic 815, Derivatives and Hedging. FASB ASC Topic 815 required enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC Topic 815, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FASB ASC Topic 815 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. The adoption of FASB ASC Topic 815 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which has been classified under FASB ASC Topic 470, Debt. FASB ASC Topic 470 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion, and requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in parent stockholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FASB ASC Topic 470 requires companies to retroactively apply the requirements of the pronouncement to all periods presented. As of January 1, 2009, the Company adopted FASB ASC Topic 470 and the effect of adoption was not material to the three months and nine months ended September 30, 2009. However, the consolidated financial statements as of and for the three months and nine months ended September 30, 2008 have been retroactively restated for the adoption, which resulted in an increase to the Company’s net loss of $1.6 million, or $0.03 per diluted share, and a $2.2 million increase to equity at January 1, 2008.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which has been classified under FASB ASC Topic 260, Earnings Per Share. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”, which has been classified under FASB ASC Topic 260. Under the guidance in FASB ASC Topic 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FASB ASC Topic 260 was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As of January 1, 2009, the Company adopted FASB ASC Topic 260 and all prior-period earnings per share data presented was adjusted retrospectively. The effect of adoption

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

reduced basic and diluted earnings (loss) per share by $0.02 for both the three-months and nine months ended September 30, 2008, and reduced basic and diluted earnings (loss) per share by $0.03 for the nine-months ended September 30, 2009, and had no affect on basic or diluted earnings (loss) per share for the three-months ended September 30, 2009.

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”), which has been classified under FASB ASC Topic 815, Derivatives and Hedging. FASB ASC Topic 815 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. FASB ASC Topic 815 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS No. 123(R), which has been classified under FASB ASC Topic 505, Equity. To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. FASB ASC Topic 815 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC Topic 815 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which has been classified under FASB ASC Topic 820, Fair Value Measurements and Disclosures. FASB ASC Topic 820 includes guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC Topic 820 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FASB ASC Topic 820 in the second quarter of 2009 and the adoption did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which has been classified under FASB ASC Topic 320, Investments – Debt and Equity Securities. FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FASB ASC Topic 320 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not have any securities classified as available-for-sale and therefore, upon adoption in the second quarter of 2009, FASB ASC Topic 320 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which has been classified under FASB ASC Topic 825, Financial Instruments. FASB ASC Topic 825 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC Topic 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FASB ASC Topic 825 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FASB ASC Topic 825 in the second quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, or SFAS No. 165, which has been classified under FASB ASC Topic 855, Subsequent Events. FASB ASC Topic 855 codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. FASB ASC Topic 855 does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. FASB ASC Topic 855 was effective for the three-month period ended September 30, 2009. For the three-month period ended September 30, 2009, we evaluated subsequent events through November 9, 2009 and provided the appropriate disclosures on any subsequent events identified. The adoption of FASB ASC Topic 855 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”), which has been classified under FASB ASC Topic 860, Transfers and Servicing. FASB ASC Topic 860 amends the derecognition guidance in SFAS No. 140 and eliminates the concept of qualifying special-purpose entities

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

(“QSPEs”). FASB ASC Topic 860 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of FASB ASC Topic 860 is prohibited. The Company will adopt FASB ASC Topic 860 on January 1, 2010 and does not expect the adoption to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which has been classified under FASB ASC Topic 810, Consolidation. FASB ASC Topic 810 amends the consolidation guidance applicable to variable interest entities (“VIEs”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. FASB ASC Topic 810 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. FASB ASC Topic 810 will be effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt FASB ASC Topic 810 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date and that a company must consider its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. ASU 2009-05 is effective for interim and annual reporting periods that begin after August 27, 2009 and applies to all fair value measurements of liabilities required by FASB ASC Topic 820 (previously, SFAS No. 157, “Fair Value Measurements and Disclosures”). No new fair value measurements are required by the new guidance. Adoption of ASU 2009-05 as of October 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

NOTE 3: INVOLVEMENT IN VARIABLE INTEREST ENTITIES

The following table presents information as of September 30, 2009 with respect to how the Company’s involvement with VIEs affects the Company’s consolidated financial position, financial performance and cash flows.

	TruPS CDOs	Leveraged Loan CLOs	Residential Mortgage Securitization	Kleros Real Estate (MBS) CDOs	Total
Consolidated VIE assets	$1,883,602	$690,127	$712,973	$493,270	$3,779,972
Consolidated VIE liabilities	1,498,655	708,397	769,366	493,270	3,469,688
Noncontrolling interests in consolidated VIE subsidiaries	135,925	(7,359)	—	—	128,566

Net assets attributable to common stockholders	$249,022	$(10,911)	$(56,393)	$—	$181,718

	TruPS CDOs	Leveraged Loan CLOs	Residential Mortgage Securitization	Kleros Real Estate (MBS) CDOs	Total
Maximum exposure to loss:(1)
Debt and equity interests in CDOs, CLOs and other securitization vehicles	$218,570	$48,100	$36,539	$90,000	$393,209

Total maximum exposure to loss	$218,570	$48,100	$36,539	$90,000	$393,209

(1)	Represents our total investments in VIEs, and is not adjusted for losses incurred to date.

As of September 30, 2009, consolidated VIEs represent $181.7 million of net assets attributable to common stockholders (excluding non-controlling interests). For the three and nine-month periods ended September 30, 2009, net income (loss) from consolidated VIEs included in the Company’s net income (loss) attributable to common stockholders was ($190.1) million and $156.1 million, respectively. As of September 30, 2009, the Company estimates that the fair value of the Company’s investments in the preference shares and subordinated interests of consolidated VIEs is approximately $2.9 million. For the three and nine months ended September 30, 2009, the Company received $3.3 million and $12.1 million in cash distributions from consolidated VIE entities.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Assets and Liabilities at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investment in TruPS and TruPS security-related receivables	$—	$—	$1,872,394	$1,872,394
MBS	—	—	482,378	482,378

Total Assets	$—	$—	$2,354,772	$2,354,772

	Assets and Liabilities at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
TruPS CDO notes payable	$—	$—	$1,234,884	$1,234,884
MBS CDO notes payable	—	—	392,238	392,238
TruPS obligations	—	—	137,066	137,066
Derivative liabilities	—	202,091	600	202,691

Total Liabilities	$—	$202,091	$1,764,788	$1,966,879

The tables presented below summarize the change in asset and liability carrying values associated with Level 3 financial instruments during the nine-month period ended September 30, 2009 (amounts in thousands):

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

Assets		Investment in TruPS and TruPS Security-Related Receivables	MBS	Leveraged Loans	Total
Balance at December 31, 2008		$1,621,480	$458,270	$63,601	$2,143,351
Net payments, purchases and sales		—	(20,253)	(126,016)	(146,269)
Net transfers in/(out)		—	—	—	—
Gains/(losses) recorded in income		250,914	44,361	62,415	357,690

Balance at September 30, 2009		$1,872,394	$482,378	$—	$2,354,772

Liabilities	TruPS CDO Notes Payable	MBS CDO Notes Payable	TruPS Obligations	Derivative Instruments	Total
Balance at December 31, 2008	$1,314,037	$333,553	$120,409	$850	$1,768,849
Net payments, purchases and sales	(28,921)	(24,031)	—	—	(52,952)
Net transfers in/(out)	—	—	—	—	—
(Gains)/losses recorded in income	(50,232)	82,716	16,657	(250)	48,891

Balance at September 30, 2009	$1,234,884	$392,238	$137,066	$600	$1,764,788

Impact of Market Conditions on Fair Value Estimates

Fair value for certain of the Company’s Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular instrument, specific issuer information and other market data for securities without an active market. The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy has been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007, and continued to decline in 2008 and 2009. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected the banking industry and have exacerbated the longevity and severity of the credit crisis.

All of these influences significantly disrupted the financial markets in which the Company’s assets and liabilities trade; therefore, access to and the quality of external market data for use in the Company’s valuation analyses used to determine the fair values presented within the consolidated balance sheets was extremely limited. The limited nature and variability of that market data required the Company to apply significant judgment in its determination of the appropriate assumptions to use in the determination of fair value. While attempting to develop assumptions that would be used by a market participant, the Company noted that the limited access to and quality of external market data would increase the range of estimates that could be considered fair value.

TruPS and TruPS Security-Related Receivables

The market conditions described above impacted the volume of observable inputs available to the Company in estimating the fair value of its TruPS and TruPS security-related receivables. As of September 30, 2009, the Company estimated that the fair value of its TruPS portfolio was, on average, approximately $34 for every $100 of par. The Company arrived at this estimated fair value using a discounted cash flow approach to value each individual TruPS. However, the Company notes that the range of fair value estimates for these securities is wide and that different market participants may arrive at different estimates based on how a market participant may evaluate the characteristics of individual securities, combined with judgments regarding the timing of economic recovery, and changes in interest rates and issuers’ ability to call. If the Company were to value the TruPS portfolio using the average dollar price at the high and low point of an estimated range that was determined based on 200 bps increases and decreases to the Company’s estimated credit spread assumptions, it would result in the fair value of the TruPS portfolio increasing by $321 million or decreasing by $(238) million as compared to the amount recorded in the financial statements.

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

MBS Portfolio

As a result of the ongoing disruption in the housing market and the downturn in the overall economy, the non-agency subprime, Alt-A, and prime jumbo MBS market experienced significant turmoil in 2007, 2008 and 2009, and the amount of current trading activity was extremely limited. As a result, the methods used to derive pricing for the Company’s MBS portfolio were limited to pricing services and broker quotes. In many instances, both the differential between the prices received from different sources for the same security and the bid/ask spreads widened significantly as compared to prior periods. These factors were considered by the Company in making judgments as to the appropriate estimates of fair value, and the Company noted these factors would increase the range of estimates that could be considered fair value.

As of September 30, 2009, the Company estimated that the fair value of its MBS portfolio was, on average, approximately $24 for every $100 of par, based on its best estimate of fair value for each individual MBS. However, the Company notes that the range of fair value estimates for these securities is wide and that different market participants may arrive at different estimates, based on how a market participant may evaluate the characteristics of individual securities, combined with judgments regarding the timing of economic recovery, and changes in interest rates and prepayment speeds. If the Company were to value the MBS portfolio using the dollar price at the high and low point of an estimated range that was determined to be 10% above or below the average dollar price of $24, it would result in the fair value of the MBS portfolio increasing by $48 million or decreasing by $(48) million as compared to the amount recorded in the financial statements.

MBS and TruPS CDO Notes Payable and Trust Preferred Obligations

The market conditions described above also have an impact on the volume of observable inputs available to the Company in estimating the fair value of the CDO notes payable and trust preferred obligations that finance the Company’s MBS and TruPS portfolios. The MBS and TruPS assets serve as the sole source of collateral and cash flows for the MBS and TruPS CDO notes payable and trust preferred obligations. As a result, the Company generally expects that there will be significant correlation between its fair value estimates of the CDO notes payable and its fair value estimates for the associated MBS and TruPS assets. This expected price correlation between the underlying assets and the CDO notes payable was consistent with what the Company had historically experienced and observed in the market. However, during the nine months ended September 30, 2009, changes in market conditions significantly impacted the degree of this correlation with respect to TruPS assets and notes payable. Changes in market conditions during the nine months ended September 30, 2009 had a significant positive impact on the pricing of credit risk associated with our individual TruPS investments. The change in market perceptions regarding the benefits or risks associated with our investments in TruPS assets did not have the same magnitude impact on the market’s perception regarding the credit risk and other market risks of our CDO notes payable. As a result, the correlation of the changes in fair value of our TruPS assets and CDO notes payable was not consistent with our historical experience and, the increases in the fair value of our TruPS assets were significantly greater than the increases in fair value of our TruPS related CDO notes payable during the nine months ended September 30, 2009. During the three months ended September 30, 2009, the fair value of the TruPS related CDO notes payable increased by $180.2 million due to improvements in market perceptions relating to the most senior classes of TruPS related CDO notes payable. During the same period, the fair value of the TruPS assets decreased by $55.2 million due to continued deferral and default activity and market perceptions regarding increased credit risk of the non-investment grade TruPS assets. During the three months ended September 30, 2009, the net impact of the changes in fair value of our TruPS assets and TruPS related CDO notes payable resulted in a $163.9 million decrease to total parent stockholders’ equity. If the Company were to value the MBS and TruPS CDO notes payable using the dollar price at the high and low point of an estimated range that was determined to be 10% above or below the average dollar price of $21, it would result in the fair value of these instruments increasing by $163 million or decreasing by $(163) million as compared to the amount recorded in the financial statements.

Impact to the Company

While market conditions existing at September 30, 2009 may cause significant variability in fair value estimates of the Company’s consolidated investments in TruPS and TruPS security-related receivables, MBS and related MBS and TruPS CDO notes payable and trust preferred obligations, the non-recourse nature of these assets and liabilities to the Company means that changes by the Company to recorded fair values of such instruments in the Company’s financial statements do not have a material economic impact on the Company.

The maximum loss from investments in TruPS and TruPS security-related receivables is limited to the aggregate $219 million that the Company originally invested in the eight TruPS CDO entities through purchases of preference shares. As of September 30, 2009, the TruPS CDO entities, which the Company consolidates in accordance with FASB ASC Topic 810, have experienced $567.3 million of bank and insurance company defaults and $648.9 million of securities currently deferring interest, or 23.6% of the Company’s combined TruPS portfolio. The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight TruPS CDOs. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of preference shares and subordinated interests, will no longer receive current distributions of cash in respect of such interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests, and the Company cannot predict when or if such an event will occur. For this reason, the Company believes the fair value of its investments in preference shares and subordinated interests in the TruPS CDO entities is negligible and, therefore, changes by the Company to recorded fair

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

values of the underlying TruPS and TruPS security-related receivables collateral within the ranges described above would not have a material economic impact on the Company.

The maximum loss from investments in MBS which are all held by three Kleros Real Estate CDOs (Kleros Real Estate CDO I, II and IV) is limited to the $90 million that was originally invested by the Company into these Kleros Real Estate CDOs through purchases of equity interests. All of the Kleros Real Estate CDOs are governed by indentures that provide the Company with no rights to the CDO’s assets and provide the CDO noteholders with no recourse to the assets of the Company. The Company consolidates the Kleros Real Estate CDOs in accordance with FASB ASC Topic 810, which requires that the Company records the financial position and results of operations of the CDOs in the consolidated financial statements, without consideration that the Company’s maximum economic exposure to loss is $90 million. The Kleros Real Estate CDOs have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company related to its equity interests. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. As previously disclosed, the Company has received written notice from the trustees of Kleros Real Estate I, II, and IV that each CDO experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation would be used to repay the controlling class debtholder. As a result of these circumstances, the Company believes that the fair value of the Company’s equity interests in the Kleros Real Estate CDOs is zero, and that changes by the Company to recorded fair value of the underlying MBS collateral within the ranges described above would not have a material economic impact on the Company.

NOTE 5: INVESTMENTS IN DEBT SECURITIES

The following table summarizes the Company’s investments in debt securities and security-related receivables as of September 30, 2009:

Investment Description	Amortized Cost	Cumulative Net Change in Fair Value	Estimated Fair Value	Weighted Average Coupon	Weighted- Average Years to Maturity
TruPS and subordinated debentures and security-related receivables	$5,530,935	$(3,658,541)	$1,872,394	3.5%	26.8
MBS	1,899,172	(1,416,794)	482,378	2.5%	7.1

Total	$7,430,107	$(5,075,335)	$2,354,772	3.3%	21.8

TruPS shown above include (a) investments in TruPS issued by Trust VIEs of which the Company is not the primary beneficiary and which the Company does not consolidate and (b) transfer of investments in TruPS to the Company that were accounted for as a sale pursuant to FASB ASC Topic 860. Subordinated debentures included above represent the primary assets of Trust VIEs that the Company consolidates pursuant to FASB ASC Topic 810. The Company’s investments in security-related receivables represent securities owned by CDO entities that are collateralized by TruPS and subordinated debentures owned by a consolidated subsidiary where the transfers are accounted for as financings under FASB ASC Topic 860. These transactions are accounted for as financings due to certain constraints that limit further pledging or exchanging of the assets and the continuing involvement of investment banks with each of these transactions.

As of September 30, 2009, the aggregate principal amount of investments in the 82 TruPS investments that have defaulted or are currently deferring interest payments is $1.2 billion, representing approximately 23.6% of the Company’s combined TruPS portfolio. As of September 30, 2009, the $567.3 million of defaulted securities have been completely written-off in the Company’s consolidated financial statements. For the nine-month period ended September 30, 2009, investment interest income is net of a $32.1 million reserve for interest income related to the $1.2 billion of currently deferring and defaulted securities.

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

At September 30, 2009 approximately 77% of the Company’s investments in MBS were rated below AAA. Additionally, 10% of MBS have a weighted-average FICO score of less than 625 (generally considered to be subprime).

As previously disclosed, we received written notice from the trustees of Kleros Real Estate I, II and IV that each CDO experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

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

NOTE 6: LOANS

The Company’s investments in loans are accounted for at amortized cost and in the case of certain leveraged loans, at the lower of cost or market. The following table summarizes the Company’s investments in loans as of September 30, 2009:

	Unpaid Principal Balance	Unamortized Premium/ (Discount)	Carrying Amount	Number of Loans	Weighted- Average Interest Rate		Weighted- Average Contractual Maturity Date
5/1 Adjustable rate residential mortgages	$542,538	$6,236	$548,774	1,330	6.3%		July 2036
7/1 Adjustable rate residential mortgages	188,856	3,077	191,933	447	6.4%		Dec 2036
10/1 Adjustable rate residential mortgages	61,756	1,155	62,911	167	6.7%		Sept 2036
Commercial loan	7,464	—	7,464	1	21.0%		—
Leveraged loans	719,780	(11,907)	707,873	366	5.1%		June 2013

Total	$1,520,394	$(1,439)	$1,518,955	2,311	5.7	%(1)

(1)	Weighted-average interest rate excludes non-interest accruing commercial loan.

During the three months ended September 30, 2009, all of the leveraged loans that were included in the Company’s warehouse facility were liquidated. As a result of the liquidation of the collateral, the Company recorded a $38.3 million realized loss equal to the amount of first loss cash that it had deposited with the warehouse lender, which was the maximum amount of loss that the Company was exposed to from the warehouse facility. As of September 30, 2009, the Company no longer classifies any leveraged loans as held for sale.

The Company has the positive intent and ability to hold its loan portfolios until maturity or at least for the foreseeable future. The held for investment portion of our portfolio is financed on a long term basis through securitization vehicles.

The estimated fair value of the Company’s residential mortgages was $429.4 million as of September 30, 2009. The estimated fair value of the Company’s leveraged loans was $610.7 million as of September 30, 2009. The estimated fair value of the Company’s commercial loan was $7.5 million as of September 30, 2009.

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

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

As of September 30, 2009
Leveraged loans	$82,058
Residential mortgages	97,185

Total	$179,243

The following table provides a roll-forward of our loan loss reserves:

For the Nine-Months Ended September 30, 2009
Balance, December 31, 2008	$68,428
Additions	134,883
Charge-offs (net of recoveries)	(24,068)

Balance, September 30, 2009	$179,243

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans (dollar amounts in thousands):

	As of September 30, 2009
Delinquency Status	Number of Loans	Principal Amount
30 to 60 days	75	$32,396
61 to 90 days	41	17,520
Greater than 90 days	434	179,808

Total	550	$229,724

As of September 30, 2009, the Company has placed $179.8 million of residential mortgage loans on non-accrual status. During the three and nine-month periods ended September 30, 2009, the Company did not recognize approximately $1.6 million and $4.8 million, respectively, of interest income for loans that were on non-accrual status.

As of September 30, 2009, the Company had 43 REO properties with a fair value of $8.5 million which are classified as REO. During the three and nine-month periods ended September 30, 2009, the Company recorded impairments of $0.7 million and $5.1 million, respectively, as a result of changes in fair value of REO property. Additionally, during the three and nine-month periods ended September 30, 2009, the Company sold REO properties with a fair value of $5.0 million and $17.7 million, respectively, for realized losses of $0.1 million and $2.2 million, respectively.

As of September 30, 2009, our leveraged loan portfolio includes seven loans in default with an aggregate principal amount of $16.5 million. The over collateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. Subsequent to September 30, 2009, we experienced an overcollateralization failure on the Class D and E Notes of Emporia Preferred Funding II, Ltd., and a partial interest diversion test failure on the Class E Notes of Emporia Preferred Funding III, Ltd. These failures were primarily attributable to an increase in defaulted assets collateralizing the CLOs. As a result of these failures, the Company did not receive any of its quarterly distribution in October 2009 on Emporia Preferred Funding II, Ltd, and the Company received a partial distribution from Emporia Preferred Funding III, Ltd.

As of September 30, 2009, the Company’s leveraged loan portfolio includes $16.5 million of leveraged loans on non-accrual status. During the three and nine-month periods ended September 30, 2009, the Company did not recognize approximately $0.3 million and $0.6 million, respectively, of interest income for loans that were on non-accrual status.

As of September 30, 2009, approximately $791.7 million of the principal amount of the Company’s residential mortgages was pledged as collateral for securitized mortgage debt. In addition, all of the carrying value of the Company’s leveraged loan portfolio is pledged as collateral for CLO notes payable or warehouse debt.

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

As of September 30, 2009, 48.5% of the carrying value of the Company’s residential mortgages were concentrated in residential mortgages collateralized by property in California.

NOTE 7: INDEBTEDNESS

The following table summarizes the Company’s total indebtedness as of September 30, 2009 (includes recourse and non-recourse indebtedness):

Description	Amortized Cost	Cumulative Net Change in Fair Value	Carrying Amount	Interest Rate Terms	Current Weighted- Average Interest Rate	Weighted- Average Contractual Maturity	Estimated Fair Value
Non-recourse indebtedness:
Trust preferred obligations	$385,600	$(248,534)	$137,066	3.3% to 8.7%	4.0%	Oct 2036	$137,066
Securitized mortgage debt	765,521	—	765,521	5.0% to 6.0%	5.7%	Dec 2046	436,574
CDO notes payable (1)	8,406,120	(6,073,668)	2,332,452	0.4% to 7.9%	1.1%	Mar 2039	1,966,997

Total non-recourse indebtedness	$9,557,241	$(6,322,202)	$3,235,039

Recourse indebtedness:
Junior subordinated debentures	$49,614	—	$49,614	4.7% to 9.5%	7.5%	Aug 2036	$32,679
Contingent convertible debt	28,112	—	28,112	7.6%	7.6%	May 2027	20,915

Total recourse indebtedness	$77,726	—	$77,726

Total indebtedness	$9,634,967	$(6,322,202)	$3,312,765

(1)	Excludes CDO notes payable purchased by the Company which are eliminated in consolidation. Carrying amount includes $1.6 billion of liabilities at fair value.

Recourse indebtedness refers to indebtedness that is recourse to the general assets of the Company. As indicated in the table above, the Company’s consolidated financial statements include recourse indebtedness of $77.7 million as of September 30, 2009. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (i.e. CDOs, CLOs and other securitization vehicles) which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to the general credit of the Company. As of September 30, 2009, the Company’s maximum exposure to economic loss as a result of its involvement with each VIE is the $393.2 million of capital that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures. None of the indebtedness shown in the table above subjects the Company to potential margin calls for additional pledges of cash or other assets.

(a) Repurchase agreements

As of September 30, 2009, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits.

During October 2009, the Company entered into a repurchase agreement with a third party that provides the Company with up to $500 million of short term financing. In connection with its interim investment strategy the Company intends on financing its investments in agency residential mortgage-backed securities with repurchase agreements. As of October 31, 2009, the Company has invested in approximately $25.1 million of agency RMBS, of which $24.0 million are financed with short-term repurchase agreements.

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

(b) Trust preferred obligations

Trust preferred obligations finance subordinated debentures acquired by Trust VIEs that are consolidated by the Company for the portion of the total TruPS that are owned by entities outside of the consolidated group. These trust preferred obligations bear interest at either variable or fixed rates until maturity, generally 30 years from the date of issuance. The Trust VIE has the ability to prepay the trust preferred obligation at any time, without prepayment penalty, after five years. The Company does not control the timing or ultimate payment of the trust preferred obligations. Effective January 1, 2008, the Company elected the fair value option pursuant to FASB ASC Topic 825 for trust preferred obligations.

(c) CDO notes payable

CDO notes payable represent notes payable issued by CDO entities used to finance the acquisition of TruPS, MBS, and leveraged loans. Substantially all of the TruPS collateralizing CDO notes payable are obligations of banks, bank holding companies and insurance companies. The obligors under the leveraged loans come from a variety of industries. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Effective January 1, 2008, the Company elected the fair value option pursuant to FASB ASC Topic 825 for TruPS and MBS CDO notes payable.

(d) Warehouse Credit Facilities

As of September 30, 2009, the Company’s consolidated financial statements no longer include any warehouse credit facility debt in the form of short term notes payable. Prior to the liquidation of its leveraged loan warehouse facility in the third quarter of 2009, the Company’s consolidated financial statements included a warehouse credit facility that provided short-term financing for approximately $141.7 million of par value of leveraged loans as of the liquidation date. As a result of the liquidation of the collateral, the Company lost the first loss cash that it had deposited with the warehouse lender in the amount of $38.3 million, which was the maximum amount of loss that the Company was exposed to from the warehouse facility.

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

As discussed in Note 2, the Company has adopted FASB ASC Topic 470 effective as of January 1, 2009 and has retrospectively applied FASB ASC Topic 470 to the terms of its contingent convertible debt as they existed for all periods presented. FASB ASC Topic 470 requires the Company to account separately for the liability and equity components of its contingent convertible debt in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate. Pursuant to the retrospective application of FASB ASC Topic 470, at January 1, 2008, the Company recorded a $2.2 million increase to additional paid-in-capital relating to the equity component and a corresponding discount to its contingent convertible debt. The unamortized discount was $0.6 million as of December 31, 2008 and $0.5 million as of September 30, 2009, respectively, and will be amortized through May 2012.

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

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

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

The table below summarizes the aggregate notional amount and estimated fair value of the Company’s derivative instruments (amounts in thousands):

	As of September 30, 2009
	Notional	Fair Value – Asset (Liability)
Interest Rate Related:
Interest rate swaps	$1,789,259	$(202,736)
Basis swaps	350,000	645
Free-standing derivative	8,750	(600)

Total	$2,148,009	$(202,691)

The following table summarizes by derivative instrument type the effect on income for the following periods (amounts in thousands):

	For the nine-months ended September 30, 2009		For the nine-months ended September 30, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)
Interest rate swaps	$(4,157)	$13	$(5,535)	$(82,788)
Basis swaps	—	(34)	—	(567)
Free-standing derivative	—	250	—	—
Credit default swaps	—	—	—	17,115

Net change in fair value of derivative contracts	$(4,157)	$229	$(5,535)	$(66,240)

	For the three-months ended September 30, 2009		For the three-months ended September 30, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)	Amounts Reclassified to Earnings for Effective Hedges – Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness & Non-Hedged Derivatives – Gains (Losses)
Interest rate swaps	$(1,386)	$(34,259)	$(1,495)	$(23,869)
Basis swaps	—	(22)	—	(603)
Free-standing derivative	—	—	—	—

Net change in fair value of derivative contracts	$(1,386)	$(34,281)	$(1,495)	$(24,472)

Cash Flow Hedges

The Company has entered into various interest rate swap contracts to hedge interest rate exposure relating to CDO notes payable and warehouse credit facilities that are used to finance investments in our target asset classes.

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

Prior to January 1, 2008, the Company designated interest rate swap contracts as cash flow hedges at inception and determined at each reporting period whether or not the interest rate swap contracts are highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Certain of the Company’s interest rate swap contracts were not designated as interest rate hedges at inception; therefore the change in fair value during the period in which the interest rate swap contracts were not designated as hedges was recorded within net change in fair value of derivative contracts in the consolidated statements of income (loss). Effective January 1, 2008, we adopted the fair value option under FASB ASC Topic 825 for our TruPS and MBS CDO notes payable and therefore, have discontinued hedge accounting for all of the interest rate swaps associated with those transactions.

As of September 30, 2009, the maximum length of time over which the Company was hedging its exposure to the variability of future cash flows for forecasted transactions is approximately 8 years. Based on amounts included in the accumulated other comprehensive loss as of September 30, 2009 from designated interest rate swaps, the Company expects to recognize a decrease of $3.0 million in interest expense over the next twelve months.

Credit Default Swaps

During June 2008, the Company sold the subsidiary that owned $87.5 million notional value of CDS positions for $70.4 million in proceeds. Following the June 2008 sale, the Company no longer holds any investments in CDS.

Free-Standing Derivative

During October 2007, a subsidiary of the Company entered into a derivative arrangement with a third party. Under the agreement, the Company is obligated to make payments to the third party in the event that the Class A-1 Notes of Alesco Preferred Funding XIV, Ltd. (Alesco XIV CDO) fails to: (1) make scheduled principal or interest payments on its $430 million senior secured notes due in 2037; and (2) the debt issued by a particular insurance issuer that collateralizes Alesco XIV defaults. The notional amount of the contract is $8.8 million. The Company is also subject to margin requirements in the event that the Class A-1 Notes of Alesco XIV CDO are downgraded below AAA and the Company’s stockholders’ equity decreases below $250 million. During the nine-months ended September 30, 2009, the Class A-1 Notes of Alesco XIV CDO were downgraded to “A+”; however, the Company was not required to post margin collateral as of September 30, 2009. The maximum amount of the margin exposure is equal to the notional amount of the contract and the amount of required margin varies based upon the Company’s outstanding equity balance and the rating level assigned to the Alesco XIV Class A-1 Notes.

NOTE 9: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the following periods (dollars in thousands, except per share data):

	For the three- months ended September 30, 2009	For the three- months ended September 30, 2008 (As Adjusted)	For the nine- months ended September 30, 2009	For the nine- months ended September 30, 2008 (As Adjusted)
Net income (loss) attributable to common stockholders	$(197,128)	$62,431	$140,705	$66,113

Weighted-average common shares outstanding—Basic & Diluted	59,574,930	60,950,796	60,169,483	60,607,616

Earnings (loss) per share—Basic	$(3.31)	$1.02	$2.34	$1.09

Earnings (loss) per share—Diluted	$(3.31)	$1.02	$2.34	$1.09

Anti-dilutive shares	499,918	—	—	—

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

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

During the three-months ended September 30, 2009 and 2008, the Company incurred $0.1 million and $1.0 million, respectively, in base management fees and $0 and $4.1 million, respectively, in incentive fees. During the three-months ended September 30, 2009 and 2008, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $0.1 million and $2.4 million, respectively. The Company recognized stock-based compensation expense of $0.1 million related to restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company during both the three-month period ended September 30, 2009 and 2008.

During the nine-months ended September 30, 2009 and 2008, the Company incurred $0.3 million and $3.3 million, respectively, in base management fees and $0 and $5.0 million, respectively, of incentive fees. During the nine-months ended September 30, 2009 and 2008, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $0.3 million and $5.6 million, respectively. The Company recognized stock-based compensation expense of $0.3 million and $0.9 million related to restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company during the nine-month period ended September 30, 2009 and 2008, respectively.

During the three-months ended September 30, 2009 and 2008, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $3.1 million and $4.0 million, respectively. During the same periods, Cohen & Company earned origination, structuring and placement fees of $0 and $0.3 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during the same periods, Cohen & Company received $0 and $14 thousand, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties.

During the nine-months ended September 30, 2009 and 2008, the consolidated CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $9.8 million and $12.1 million, respectively. During the same periods, Cohen & Company earned origination, structuring and placement fees of $0 and $1.7 million, respectively, relating to services provided to warehouse facilities and CDOs that the Company is invested in. In addition, during each of the periods, Cohen & Company received $43 thousand and $57 thousand, respectively, from warehouse facilities and consolidated CDO entities as reimbursement for origination expenses paid to third parties. During the nine-months ended September 30, 2009, Cohen & Company’s broker-dealer subsidiary earned $0.2 million of commission income as a result of an exchange transaction involving a TruPS VIE entity, which is included in our consolidated financial statements.

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

As previously disclosed, on February 27, 2009, Cohen & Company sold each of the Emporia I, II and III collateral management contracts (the Company has equity interests in Emporia II and III) to an unrelated third party. The sale of the collateral management contracts resulted in a servicer default under our leveraged loan warehouse facility and the terms of the warehouse facility required

Alesco Financial Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2009

(Unaudited and in thousands, except share and per share amounts)

that all principal and interest proceeds be utilized to amortize the warehouse lender’s outstanding debt balance. The leveraged loan warehouse facility contractually matured in May 2009 and was liquidated in the third quarter of 2009. The sale of the Emporia II and III collateral management contracts required the Company’s consent as holder of the equity interests in Emporia II and III. In consideration for the Company’s consent to enter into such transaction, Cohen & Company and the Company entered into an arrangement which requires Cohen & Company to pay $3 million to the Company in the event that the proposed merger is not completed. The purpose of the payment is to compensate the Company for amounts that it would have otherwise received had the servicer default not occurred under the leveraged loan warehouse agreement. In the event that our proposed merger with Cohen & Company is consummated, Cohen & Company shall not be obligated to pay the $3 million to the Company. If the merger agreement with Cohen & Company is terminated, such amount shall be paid by Cohen & Company to the Company within 10 business days of the termination date. Additionally, Cohen and the Company agreed that the Company shall be permitted to continue to offset the monthly base management fee and the quarterly incentive fee by the Company’s proportionate share of the collateral management fees paid in Emporia II and III.

NOTE 11: COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

Commitments

The leveraged loan CLO vehicles consolidated by the Company may be committed to purchase interests in debt obligations of corporations, partnerships and other entities in the form of participations in leveraged loans, which obligate the CLO vehicle to acquire a predetermined interest in such leveraged loans at a specified price on a to-be determined settlement date. As of September 30, 2009, the consolidated CLO vehicles had commitments to fund $21.5 million of leveraged loans. The CLO vehicles will use amounts currently included in restricted cash to fund these commitments.

As of September 30, 2009, the consolidated CLO entities have requirements to purchase $29.9 million of additional collateral assets in order to complete the accumulation of the required amount of collateral assets. Of this amount, $22.1 million has already been advanced to consolidated CLOs through CLO notes payable and is included within restricted cash on the consolidated balance sheet as of September 30, 2009.

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

NYSE Continued Listing Standard

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse stock split of the outstanding shares of its common stock. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. However, on February 26, 2009, the NYSE granted NYSE-listed companies a reprieve from the NYSE’s $1 minimum price requirement until June 30, 2009, which reprieve was subsequently extended for an additional month through July 31, 2009. In addition, the NYSE permanently decreased its market-capitalization standard to $15 million for listed companies, which previously required that average market capitalization of a NYSE-listed company be at least $25 million over any 30 consecutive trading day period. After giving effect to those reprieves, our six-month cure period was due to expire on September 13, 2009, the NYSE notified us that the NYSE would further extend the cure period until our 2009 annual meeting of stockholders. We therefore have until our 2009 annual meeting of stockholders to become compliant with the NYSE minimum share price standard. If we fail to meet any of the NYSE’s other listing standards, however, we may be delisted for failing to comply with the continued listing standards.

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

We may also invest opportunistically from time to time in other types of investments within our manager’s areas of expertise and experience, subject to maintaining our qualification as a REIT and our exemption from regulation under the Investment Company Act. Our investment guidelines do not impose any limitations on the type of assets in which we may invest. During October 2009, the Company began to use a portion of its available cash to acquire more liquid assets, including residential and commercial mortgage-backed securities, loans and asset-backed securities (including RMBS and loans issued or guaranteed by a U.S. government agency or federally chartered corporation). AFN expects to us leverage under repurchase agreements to finance a portion of these assets.

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

The proposed merger, which is expected to close during the fourth quarter of 2009, is subject to a number of closing conditions, including the receipt of third party consents and other conditions set forth in the definitive merger agreement. In addition, the transaction is subject to approval by the affirmative vote of a majority of the votes cast by holders of our common stock, provided that the number of votes cast on the matter represents over 50% in interest of all securities entitled to vote on the matter. We have filed a registration statement on Form S-4 with the SEC to register the shares of our common stock issuable in the merger. The registration statement includes a joint proxy statement of us and Cohen & Company with regard to the approval of the transaction by our stockholders and members of Cohen & Company.

Certain Factors Affecting Financial Condition and Results of Operations

The Company’s financial condition and results of operations have been and will continue to be affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including political and economic conditions and geopolitical events; the effect of market conditions, particularly in the fixed income and credit markets, including residential mortgage, middle market, and bank and insurance company lending; the level and volatility of equity prices, commodity prices and interest rates and other market indices; the availability and cost of both credit and capital; investor sentiment and confidence in the financial markets; the Company’s reputation; the actions and initiatives of current and potential competitors; and the impact of current, pending and future legislation, regulation, and technological changes in the U.S. and worldwide. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives, including its merger with Cohen & Company. For a further discussion of these and other important factors that could affect the Company’s business, see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

The following items significantly affected the Company’s financial condition and results of operations during the nine-months ended September 30, 2009 and the fiscal year ended 2008.

Impact of Market Events on Our Business

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy had been adversely impacted by the credit crisis. Available liquidity, particularly through asset-backed securities (ABS) CDOs and other securitizations, declined precipitously during the second half of 2007, continued to decline in 2008 and remains depressed as of the date of this filing. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affected regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio includes investments in MBS, leveraged loans, residential mortgage loans and bank and insurance company debt. In addition, the general disruption in the structured products markets has prevented us from executing our long-term financing strategies.

Our MBS Investments

We invest in MBS through our Kleros Real Estate CDO subsidiaries. The principal U.S. rating agencies have downgraded large amounts of MBS, ABS and debt securities of CDOs collateralized by MBS, including investments that are in our portfolio. Since we finance our investments in MBS through the issuance of equity and debt securities of CDOs, our exposure to losses on our consolidated MBS portfolios is limited to our investments in such CDOs.

Our maximum loss from investments in MBS is limited to the $90 million that we have invested in the three remaining Kleros Real Estate CDOs. The CDOs are governed by indentures that provide us with no rights to the CDOs assets and provide the CDO noteholders with no recourse to us in respect of the debt securities issued by the CDOs. We consolidate the Kleros Real Estate CDOs in accordance with FASB ASC Topic 810, Consolidation, formerly Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is $90 million. We have effectively written down our remaining $90 million equity investment in the Kleros Real Estate CDOs to zero.

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

Our Investments in Residential Mortgages

As a result of the on-going disruption in the housing market and the downturn in the overall economy, we have recorded significant losses on our residential mortgage loan portfolio, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans. The weighted average origination date for the loans included in our portfolio was July 2006 and the weighted average FICO of our borrowers at origination was 723. The majority of our loans were originated at the end of a period of unprecedented real estate appreciation to borrowers that were deemed to be “prime” borrowers. During the past two years, the values of the properties securing our loans have materially decreased and the credit quality of our average borrower has also materially decreased. We expect to record further losses on our residential mortgage loan portfolio as a result of the continuing increase in the unemployment rate, continued home price depreciation, lack of refinancing options for many borrowers and continued deterioration in the general macro economic conditions. As of September 30, 2009, we maintained an allowance for residential mortgage loan losses of $97.2 million.

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

Although we have recorded an allowance for loan losses of $96.7 million on our securitized residential mortgage portfolio and experienced additional impairments and losses on the sale of REO properties, our maximum exposure to loss from our investment in securitized residential mortgages is limited to the $36.5 million that we currently have invested in the securitization. We estimate that the economic value of our direct investments in the subordinated notes of our securitized residential mortgage portfolio is approximately $0.4 million as of September 30, 2009.

Our Bank and Insurance TruPS Investments

We invest in TruPS issued by banks and surplus notes issued by insurance companies through our Alesco CDO subsidiaries. As of September 30, 2009, we have experienced 80 bank deferrals or defaults and two insurance company deferrals or defaults in our TruPS portfolio. As of September 30, 2009, the aggregate principal amount of investments in the 82 TruPS investments that have defaulted or are currently deferring interest payments is $1.2 billion, representing approximately 23.6% of the Company’s combined TruPS portfolio. As of September 30, 2009, $567.3 million of defaulted securities have been completely written off in the Company’s consolidated financial statements. For the nine-month period ended September 30, 2009, investment interest income is net of a $32.1 million reserve for interest income related to the $1.2 billion of deferring and defaulted securities.

The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight CDOs in which the Company holds equity interests. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests. We estimate that our direct investment in the preference shares of the TruPS CDOs has little to no value as of September 30, 2009.

Our Leveraged Loan Investments

We invest in leveraged loans through our Emporia CLO subsidiaries. Management continues to closely monitor and actively manage the leveraged loan portfolio as a result of the continued deterioration in macro-credit conditions and the potential for significant stress on the middle-market companies in our portfolio. As of September 30, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $16.5 million. The overcollateralization requirements in the leveraged loan CLOs are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. Subsequent to September 30, 2009, we experienced an overcollateralization failure on the Class D and E Notes of Emporia Preferred Funding II, Ltd., and a partial interest diversion test failure on the Class E Notes of Emporia Preferred Funding III, Ltd. These failures were primarily attributable to an increase in defaulted assets collateralizing the CLOs. As a result of these failures, the Company did not receive any of its quarterly distribution in October 2009 on Emporia Preferred Funding II, Ltd, and the Company received a partial distribution for Emporia Preferred Funding III, Ltd. Assuming no additional defaults or significant credit downgrades, the Company does not expect to receive its quarterly cash distribution on Emporia Preferred Funding II, Ltd. for several quarters. We estimate that the economic value of our direct investments in the preference shares of leveraged loan CLOs is approximately $2.5 million as of September 30, 2009.

During the three months ended September 30, 2009, all of the leveraged loans that were included in the Company’s warehouse facility were liquidated. As a result of the liquidation of the collateral, the Company lost the first loss cash that it had deposited with the warehouse lender in the amount of $38.3 million, which was the maximum amount of loss that the Company was exposed to from the warehouse facility.

NYSE Continued Listing Standard

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse stock split of the outstanding shares of its common stock. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. However, on February 26, 2009, the NYSE granted NYSE-listed companies a reprieve from the NYSE’s $1 minimum price requirement until June 30, 2009, which reprieve was subsequently extended for an additional month through July 31, 2009. In addition, the NYSE permanently decreased its market-capitalization standard to $15 million for listed companies, which previously required that average market capitalization of a NYSE-listed company be at least $25 million over any 30 consecutive trading day period. Our six month cure period was set to expire on September 13, 2009. On September 4, 2009, the NYSE notified AFN that the NYSE would further extend the cure period until the AFN 2009 annual meeting of stockholders. If we fail to meet any of the NYSE’s other listing standards, however, we may be delisted for failing to comply with the continued listing standards.

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

Additionally, the disruption in the credit markets has severely restricted our ability to complete new CDOs and CLOs. Banks are capital constrained and this severely limits their ability to provide new financing commitments. We expect this situation to continue for the foreseeable future until markets stabilize, credit concerns dissipate and capital becomes less constrained. We are fortunate that the substantial portion of our portfolio is financed with in-place, long-term financing. However, as disclosed previously, we had $38.3 million of cash deposited with a warehouse lender to collateralize a warehouse facility for leveraged loans. Upon the liquidation of the leveraged loans included in the warehouse facility in the third quarter of 2009, we lost the first loss cash that we had deposited with the warehouse lender. In addition, the over-collateralization failures of our CDO and CLO financing arrangements have materially adversely affected cash flow from operations and our ability to make distributions to our stockholders for the reasons discussed above. Management will continue to consider projections regarding our taxable income and liquidity position and decisions regarding future dividends are subject to the review and approval of our board of directors.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. Codification does not create new accounting and reporting guidance rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of SFAS No. 168, all nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its majority-owned and/or controlled subsidiaries and those entities for which the Company is determined to be the primary beneficiary in accordance with FASB ASC Topic 810, Consolidation, (formerly Financial Accounting Standard Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities” or “FIN 46R”). The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which has been classified under FASB ASC Topic 810, on January 1, 2009. Accordingly, for consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as net income (loss) attributable to noncontrolling interests on the consolidated statements of income, and the portion of the stockholders’ equity of such subsidiaries is presented as noncontrolling interests in subsidiaries on the consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a VIE, and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE in accordance with FASB ASC Topic 810. The Company consolidates VIEs of which the Company is deemed to be the primary beneficiary or non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or potentially the residual returns of the VIE. When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest. If the Company’s variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE. The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur. If the Company determines that it is no longer the primary beneficiary of a VIE, the deconsolidation of the VIE is accounted for as a sale of the entity for no proceeds.

The Company has determined that certain special purpose trusts formed by third party issuers of TruPS to issue such securities are VIEs (“Trust VIEs”) and that the holder of the majority of the TruPS issued by the Trust VIEs would be the primary beneficiary of the special purpose trust. In most instances, the Company is the primary beneficiary of the Trust VIEs because it holds, either explicitly or implicitly, the majority of the TruPS issued by the Trust VIEs. The acquisition of TruPS issued by Trust VIEs may be initially financed directly by CDOs, through on-balance sheet warehouse facilities or through off-balance sheet warehouse facilities. Under the TruPS-related off-balance sheet warehouse agreements, the Company usually deposits cash collateral with an investment bank and bears the first dollar risk of loss, up to the Company’s collateral deposit, if an investment held under the warehouse facility is liquidated at a loss. This arrangement causes the Company to hold an implicit interest in the Trust VIEs that issued TruPS held by warehouse providers. The primary assets of the Trust VIEs are subordinated debentures issued by third party sponsors of the Trust VIEs in exchange for the TruPS proceeds and the common equity securities of the Trust VIE. These subordinated debentures have terms that mirror the TruPS issued by the Trust VIEs. Upon consolidation of the Trust VIEs, these subordinated debentures, which are assets of the Trust VIE, are included in the Company’s consolidated financial statements and the related TruPS are eliminated. Pursuant to FASB ASC Topic 505, Equity, (formerly Emerging Issues Task Force Issue No. 85-1: “Classifying Notes Received for Capital Stock,”) subordinated debentures issued to Trust VIEs as payment for common equity securities issued by Trust VIEs to third party sponsors are recorded net of the common equity securities issued.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, (formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” or “SFAS No. 157”), which establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 also defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

FASB ASC Topic 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s estimates about what assumptions market participants would use in pricing the financial instrument developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Fair value for certain of the Company’s Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular contract, specific issuer information and other market data for securities without an active market. In accordance with FASB ASC Topic 820, the impact of the Company’s own credit and creditworthiness of consolidated CDOs is also considered when measuring the fair value of liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which has been classified under FASB ASC Topic 825, Financial Instruments. FASB ASC Topic 825 provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. FASB ASC Topic 825 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and became effective for the Company on January 1, 2008. The Company elected to apply the fair value option for its investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. The Company elected the fair value option for these instruments to enhance the transparency of its financial condition.

Investments

The Company invests primarily in TruPS and MBS debt securities, residential and commercial mortgage portfolios, and leveraged loans and may invest in other types of real estate-related assets. The Company accounts for its investments in debt securities under FASB ASC Topic 320, Investments – Debt and Equity Securities, (formerly Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted or “SFAS No. 115”), and designates each investment as a trading security, an available-for-sale security, or a held-to-maturity security based on management’s intent at the time of acquisition. Under FASB ASC Topic 320, trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). Fair value of investments subsequent to the adoption of FASB ASC Topic 820 is described above. Upon the sale of a security, the realized gain or loss is computed on a specific identification basis and is recorded as a component of earnings in the respective period.

Effective January 1, 2008, the Company classifies its investments in TruPS and MBS as trading securities (see “Fair Value of Financial Instruments”). These investments are carried at estimated fair value, with changes in fair value of these instruments reported in income. Unamortized premiums and discounts on trading securities that are highly rated are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinate tranches of MBS), unamortized premiums and discounts are recognized over the expected life, as adjusted for estimated prepayments and estimated credit losses of the securities using the guidance set forth in FASB ASC Topic 325, Investments – Other, (formerly Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests on Securitized Financial Assets” or “EITF No. 99-20”). Actual prepayment and credit loss experience are reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Effective January 1, 2008, the Company accounts for its investments in subordinated debentures owned by Trust VIEs that the Company consolidates at fair value, with changes in fair value of these instruments reported in income. These Trust VIEs have no ability to sell, pledge, transfer or otherwise encumber a company or the assets of a company until such subordinated debenture’s maturity. The Company accounts for investments in securities where the transfer meets the criteria as a secured financing under FASB ASC Topic 860, Transfers and Servicing, (formerly Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” or “SFAS No. 140”) as secured loans at fair value. The Company’s investments in security-related receivables represent interests in securities that were transferred to CDO securitization entities by transferors that maintain some level of continuing involvement.

The Company accounts for its investments in residential and commercial mortgages and leveraged loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income over the terms of the loans using the effective yield method adjusted for the effects of estimated prepayments based on FASB ASC Topic 310, Receivables, (formerly Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” or “SFAS No. 91”).

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

Real Estate Owned

The Company accounts for real estate owned, or REO, in accordance with FASB ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, and classifies REO as held for sale within other assets in its consolidated balance sheet. The Company classifies REO as held for sale primarily because upon acquisition of the property the Company is committed to a plan of immediate resale and immediately begins marketing of such property. REO is recorded at the lower of its carrying amount or fair value less costs to sell. Fair value is determined based upon internal valuation models that consider current third party market data on trends in home prices, geographic location of the property, and other observable market data that is available. The Company classifies cash receipts and payments relating to REO within operating activities in its consolidated statement of cash flows.

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

Transfers of Financial Assets

The Company accounts for transfers of financial assets under FASB ASC Topic 860, Transfers and Servicing, as either sales or financing arrangements. Transfers of financial assets that result in sale accounting are those in which (a) the transfer legally isolates the transferred assets from the transferor, (b) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (c) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet each of these criteria, the transfer is accounted for as a financing arrangement. Dispositions of financial assets that are treated as sales are removed from the Company’s accounts with any realized gain (loss) reflected in earnings during the period of sale. Dispositions of financial assets that are treated as financings are maintained on the balance sheet with proceeds received from the legal transfer reflected as secured borrowings and no gain or loss is recognized.

Revenue Recognition

The Company recognizes interest income from investments in debt and other securities, residential and commercial mortgages, and leveraged loans over the estimated life of the underlying financial instruments on an estimated yield to maturity basis.

In accordance with ASC Topic 310, Receivables, the Company recognizes interest income from purchased interests in certain financial assets, including certain subordinated MBS, on an estimated effective yield to maturity basis. Management estimates the current yield on the reference amount of the investment based on estimated cash flows after considering prepayment and credit loss expectations. The adjusted yield is then applied prospectively to recognize interest income for the next reporting period.

Derivative Instruments

The Company uses derivative financial instruments to attempt to hedge all or a portion of the interest rate risk associated with its borrowings. In accordance with FASB ASC Topic 815, Derivatives and Hedging, (formerly Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted or “SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheet as either an asset or liability. Derivatives qualifying and designated as cash-flow hedges are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under FASB ASC Topic 815. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income (loss). Changes in the ineffective portions of cash flow hedges are recognized in earnings. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into the consolidated statement of income over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of income. The Company had no instruments designated as hedges during the nine month periods ended September 30, 2009 and 2008, respectively.

The Company enters into derivatives that do not qualify for hedge accounting or for which the Company may not elect hedge accounting, including interest rate swaps, interest rate caps and floors, credit default and total return swaps, under FASB ASC Topic 815. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of income. The fair value of credit default swaps is based on quotations from third-party brokers.

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

During the three and nine-months ended September 30, 2009, the Company recorded $3.7 million and $26.2 million of provision for income taxes primarily relating to increases to the fair value of certain leveraged loans classified as held-for-sale. The $25.0 million decrease in the Company’s deferred tax asset as of September 30, 2009 as compared to the deferred tax asset as of December 31, 2008 is primarily attributable to the change in fair value of certain leveraged loans and the recording of a valuation allowance on the Company’s deferred tax assets.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which has been classified under FASB ASC Topic 810, Consolidation. FASB ASC Topic 810 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. FASB ASC Topic 810 applies prospectively as of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. As of January 1, 2009, the Company adopted FASB ASC Topic 810 and the adoption of FASB ASC Topic 810 resulted in the following changes to the presentation of the Company’s prior period consolidated financial statements: (1) reclassified all amounts previously included within the “Minority interests” financial statement caption to the “Noncontrolling interests in subsidiaries” financial statement caption, which is included within the equity section of the Company’s consolidated balance sheets; (2) consolidated net income (loss) was adjusted to include net income (loss) attributable to both the controlling and noncontrolling interests; and (3) consolidated comprehensive income (loss) was adjusted to include comprehensive income (loss) attributable to both the controlling and noncontrolling interests. The adoption of FASB ASC Topic 810 did not have an impact on net income (loss) for any prior periods. However, the net income attributable to the Company’s common stockholders for the three and nine months ended September 30, 2009 increased $4.2 million and $22.7 million, respectively, or $0.07 and $0.38 per diluted share, as a result of FASB ASC Topic 810’s requirement that noncontrolling interests continue to be attributed their share of losses even if that attribution results in a deficit noncontrolling interest balance.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which has been classified under FASB ASC Topic 805, Business Combinations. FASB ASC Topic 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FASB ASC Topic 805 applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FASB ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS No. 161”), which has been classified under FASB ASC Topic 815, Derivatives and Hedging. FASB ASC Topic 815 required enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC Topic 815, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FASB ASC Topic 815 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. The adoption of FASB ASC Topic 815 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which has been classified under FASB ASC Topic 470, Debt. FASB ASC Topic 470 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion, and requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The equity component is presented in parent stockholders’ equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the consolidated statement of operations. FASB ASC Topic 470 requires companies to retroactively apply the requirements of the pronouncement to all periods presented. As of January 1, 2009, the Company adopted FASB ASC Topic 470 and the effect of adoption was not material to the three months and nine months ended September 30, 2009. However, the consolidated financial statements as of and for the three months and nine months ended September 30, 2009 have been retroactively restated for the adoption, which resulted in an increase to the Company’s net loss of $1.6 million, or $0.03 per diluted share, and a $2.2 million increase to equity at January 1, 2008.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which has been classified under FASB ASC Topic 260, Earnings Per Share. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”, which has been classified under FASB ASC Topic 260. Under the guidance in FASB ASC Topic 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FASB ASC Topic 260 was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As of January 1, 2009, the Company adopted FASB ASC Topic 260 and all prior-period earnings per share data presented was adjusted retrospectively. The effect of adoption reduced basic and diluted earnings (loss) per share by $0.02 for both the three-months and nine months ended September 30, 2008, and reduced basic and diluted earnings (loss) per share by $0.03 for the nine-months ended September 30, 2009, and had no affect on basic or diluted earnings (loss) per share for the three-months ended September 30, 2009.

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”), which has been classified under FASB ASC Topic 815, Derivatives and Hedging. FASB ASC Topic 815 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. FASB ASC Topic 815 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS No. 123(R), which has been classified under FASB ASC Topic 505, Equity. To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. FASB ASC Topic 815 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC Topic 815 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which has been classified under FASB ASC Topic 820, Fair Value Measurements and Disclosures. FASB ASC Topic 820 includes guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC Topic 820 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FASB ASC Topic 820 in the second quarter of 2009 and the adoption did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which has been classified under FASB ASC Topic 320, Investments – Debt and Equity Securities. FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FASB ASC Topic 320 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not have any securities classified as available-for-sale and therefore, upon adoption in the second quarter of 2009, FASB ASC Topic 320 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which has been classified under FASB ASC Topic 825, Financial Instruments. FASB ASC Topic

825 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC Topic 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FASB ASC Topic 825 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FASB ASC Topic 825 in the second quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, or SFAS No. 165, which has been classified under FASB ASC Topic 855, Subsequent Events. FASB ASC Topic 855 codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. FASB ASC Topic 855 does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. FASB ASC Topic 855 was effective for the three-month period ended September 30, 2009. For the three-month period ended September 30, 2009, we evaluated subsequent events through November 9, 2009 and provided the appropriate disclosures on any subsequent events identified. The adoption of FASB ASC Topic 855 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”), which has been classified under FASB ASC Topic 860, Transfers and Servicing. FASB ASC Topic 860 amends the derecognition guidance in SFAS No. 140 and eliminates the concept of qualifying special-purpose entities (“QSPEs”). FASB ASC Topic 860 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of FASB ASC Topic 860 is prohibited. The Company will adopt FASB ASC Topic 860 on January 1, 2010 and does not expect the adoption to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which has been classified under FASB ASC Topic 810, Consolidation. FASB ASC Topic 810 amends the consolidation guidance applicable to variable interest entities (“VIEs”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. FASB ASC Topic 810 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. FASB ASC Topic 810 will be effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt FASB ASC Topic 810 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date and that a company must consider its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. ASU 2009-05 is effective for interim and annual reporting periods that begin after August 27, 2009 and applies to all fair value measurements of liabilities required by FASB ASC Topic 820 (previously, SFAS No. 157, “Fair Value Measurements and Disclosures”). No new fair value measurements are required by the new guidance. Adoption of ASU 2009-05 as of October 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

Our Investment Portfolio

The following table shows the components of our stockholders’ equity and the net change in cash and cash equivalents attributable to such components, in each case as determined in accordance with GAAP, as of, and for the three months ended, September 30, 2009. The table is divided between the components of our stockholders’ equity which are attributable to our assets and liabilities which are not assets and liabilities of consolidated VIEs, and those which are assets and liabilities of consolidated VIEs. As described elsewhere in this report, the assets of consolidated VIEs are pledged to satisfy the liabilities of the consolidated VIEs. The liabilities of our consolidated VIEs are non-recourse to us, but similarly we have no rights to use any of the proceeds of the assets held by consolidated VIEs to satisfy any of our recourse liabilities. The components of our stockholders’ equity attributable to our investments in consolidated VIEs are determined in accordance with GAAP (under which we consolidate all of the assets and liabilities of the VIEs) and do not reflect the fair value of the interests in the consolidated VIEs owned by us. The Net Change in Cash and Cash Equivalents column reflects the sources and uses of cash during the period with respect to each component of our stockholders’ equity.

	Allocated Parent Stockholders’ Equity as of September 30, 2009	Net Change in Cash and Cash Equivalents for Three-Months Ended September 30, 2009 (C)
	(in thousands)
Net Assets not Included in Consolidated VIEs:
Investments in TruPS debt securities	$6,142	$157
Investments in residential and commercial loans	8,508	28
Cash and cash equivalents	90,122	86
Other assets and liabilities, net (A)	(1,804)	(1,508	)(D)
Recourse indebtedness (A)	(76,237)	(910)

Net Assets of Consolidated VIEs (B):
Investments in TruPS CDOs	$249,022	—
Investments in leveraged loan CLOs	(10,911)	2,096	(E)
Investment in Kleros Real Estate (MBS) CDOs	—	—
Investment in residential mortgage loan securitization	(56,393)	1,251

Total	$208,449	$1,200

(A)	Recourse indebtedness is net of our $1.5 million investment in common securities of the trusts that issued our junior subordinated debentures. The $1.5 million is recorded within other assets in our consolidated financial statements.
(B)	We currently hold the following notional amounts of preference shares or subordinated interests in consolidated VIEs: $218.6 million in TruPS CDOs, $48.1 million in leveraged loan CLOs, $36.5 million in a whole-loan mortgage securitization and $90 million in Kleros Real Estate CDOs. The Company’s stockholders’ equity includes the effects of accounting for each of the underlying assets and liabilities of our consolidated VIEs as separate units of account. However, if for accounting purposes the Company were to use the notional amounts of preference shares or subordinated interests that it directly owns as the unit of account, its net asset value could be materially different. As of September 30, 2009, the Company estimates the aggregate fair value of its investments in preference shares and subordinated interests of consolidated VIEs to be approximately $2.9 million.
(C)	Primary sources and uses of cash of consolidated VIEs include interest income on investments and interest expense on the related debt. The Company’s primary sources of cash are distributions from investments in consolidated VIEs, interest on cash deposits, and interest income on or proceeds from the sale of debt securities and mortgage loans held directly. The Company’s primary uses of cash are recourse debt service, payment of general and administrative expenses, and additional investments. The following reconciles the change in cash and cash equivalents during the three-month period ended September 30, 2009:

Cash and cash equivalents, at June 30, 2009	$88,922
Net change in cash and cash equivalents	1,200

Cash and cash equivalents, at September 30, 2009	$90,122

(D)	Amount relates to payment of general and administrative expenses incurred directly by the Company. General and administrative expenses incurred and paid by consolidated VIEs reduce the Company’s net distributions, if any, from these consolidated VIEs and are not paid directly by the Company.
(E)	Amount includes $2.1 million of distributions from investments in a CLO. As previously disclosed, we experienced an overcollateralization failure on the Class D and E Notes of Emporia Preferred Funding II, Ltd., and a partial interest diversion test failure on the Class E Notes of Emporia Preferred Funding III, Ltd. These failures were primarily attributable to an increase in defaulted assets collateralizing the CLOs. As a result of these failures, the Company did not receive any of its quarterly distribution in October 2009 on Emporia Preferred Funding II, Ltd, and the Company received a partial distribution from Emporia Preferred Funding III, Ltd.

TruPS Portfolio. During the three and nine-month periods ended September 30, 2009, the Company has recorded losses of $(55.2) million and gains of $261.2 million relating to changes in fair value of its investments in TruPS. The Company determined that these changes in fair value primarily resulted from tightening of credit spreads, volatility in interest rates, changes in market perception of credit risk associated with similar securities, and other qualitative factors relating to macro-credit conditions. During the nine-month period ended September 30, 2009, the estimated fair value of our TruPS debt securities portfolio increased by approximately 15%. This significant increase in the estimated fair value of TruPS debt securities is consistent with the significant increase in the equity markets, specifically the financial services industry, corporate bond markets, and high-yield debt markets during the second quarter of 2009. However, the change in fair value during the three months ended September 30, 2009 is attributable to continued deferral and default activity and the market perceptions regarding increased credit risk of the non-investment grade securities included in the TruPS debt securities portfolio. The fair value of investments in TruPS is estimated using internal valuation models. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, fair value is determined based on prices of comparable debt securities, or discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data. These assets are classified as Level 3 assets pursuant to FASB ASC Topic 820.

The TruPS portfolio consists of approximately 75% bank related investments and 25% insurance related investments. The terms of each of our long-term CDO financings include limitations on specific issuer concentrations, which typically limit the par value of the underlying collateral securities included in the CDO from any single issuer to no greater than 3%. As of September 30, 2009, we had three issuers with concentrations ranging from 2.5% to 2.6% of our total TruPS investment portfolio par value, which includes the defaulted investment securities of IndyMac Bancorp, and no other issuers were greater than 1.6% of our total TruPS investment portfolio. Additionally, the banks included in our TruPS investment portfolio (excluding defaulted securities) are concentrated in the following states as of September 30, 2009:

Texas	10.7%
Illinois	9.5%
California	7.9%
Virginia	5.2%
Minnesota	5.0%
Others	61.7%

Total	100.0%

As of September 30, 2009, the aggregate principal amount of investments in the 82 TruPS investments that have defaulted or are currently deferring interest payments is $1.2 billion, representing approximately 23.6% of the Company’s combined TruPS portfolio. As of September 30, 2009, $567.3 million of defaulted securities have been completely written off in the Company’s consolidated financial statements. For the nine-month period ended September 30, 2009, investment interest income is net of a $32.1 million reserve for interest income related to the $1.2 billion of deferring and defaulted securities.

As of September 30, 2009, the aggregate principal amount of CDO notes payable and trust preferred obligations financing our TruPS portfolio is $5.2 billion and the fair value of these instruments is $1.4 billion. During the three and nine-month periods ended September 30, 2009, the Company recorded losses of $(180.8) million and gains of $33.6 million relating to changes in the fair value of its TruPS CDO notes payable and trust preferred obligations. The Company determined that the changes in fair value during the nine months ended September 30, 2009 resulted primarily from specific issuer credit matters with the assets that collateralize the liabilities, specifically the failure or threat of failure of overcollateralization tests in the CDO structures, general deterioration of pricing on structured debt instruments and other qualitative factors relating to macro-credit conditions. However, during the three-months ended September 30, 2009, improvement in market perceptions relating to the most senior classes of TruPS CDO notes payable resulted in a significant increase to the fair value of TruPS CDO notes payable. The fair value of CDO notes payable liabilities is estimated using external price data (where observable), or internal valuation models. In the absence of observable price quotations, fair value is determined based on prices of comparable notes payable, or discounted cash flow models using current interest rates, estimates of the term of the particular instrument, specific underlying collateral information, including estimates of credit spreads and other market data for securities without an active market. These liabilities are classified as Level 3 liabilities.

Leveraged Loan Portfolio. We invest in debt obligations of small and mid-sized corporations, partnerships and other entities in the form of participations in first lien and other senior loans and mezzanine loans, which we collectively refer to as leveraged loans because of the high proportion of debt typically in the capital structure of the borrowing entities. As of September 30, 2009, we had investments in approximately $707.9 million of leveraged loans and an allowance for loan losses related to these investments of $82.1 million.

During the nine-month period ended September 30, 2009, we increased our allowance for loan losses as a result of an increase in credit risk related to specific borrowers, continued deterioration in macro-credit conditions and the potential impact to the middle-market companies in our portfolio. As of September 30, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $16.5 million. The current state of the credit markets and the economy in general increases the likelihood of defaults and ratings agency downgrades on the underlying collateral of our CLOs. There can be no assurance that in light of the current markets that we will not experience additional significant defaults or downgrade activity in our leveraged loan portfolio that may result in the failure of overcollateralization tests.

Residential Mortgage Loans. As of September 30, 2009, we owned approximately $803.6 million aggregate carrying amount of residential mortgage loans, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans. As of September 30, 2009, we have recorded an allowance for loan losses of $97.2 million relating to these residential mortgage loans. As a result of the on-going disruption in the housing market and the downturn in the overall economy, we have recorded significant losses on our residential mortgage loan portfolio, including the loans held directly by us and through our subordinated interests in a securitization trust collateralized by residential mortgage loans. The weighted average origination date for the loans included in our portfolio was July 2006 and the weighted average FICO of our borrowers at origination was 723. The majority of our loans were originated at the end of a period of unprecedented real estate appreciation to borrowers that were deemed to be prime borrowers. During the past two years, the values of the properties securing our loans have materially decreased and the credit quality of our average borrower has also materially decreased. We expect to record further losses on our residential mortgage loan portfolio as a result of the continuing increase in the unemployment rate, continued home price depreciation, lack of refinancing options for many borrowers and continued deterioration in the general macro economic conditions.

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
As of September 30, 2009:
30 to 60 days	75	$32,396
61 to 90 days	41	17,520
Greater than 90 days	434	179,808

Total	550	$229,724

Additionally, the loans included in our mortgage loan portfolio are concentrated in the following states as of September 30, 2009:

California	48.5%
Florida	8.1%
Arizona	5.6%
Washington	5.0%
Nevada	4.9%
Others	27.9%

Total	100.0%

As of September 30, 2009, the Company had 434 loans that were either greater than 90 days past due or in foreclosure and placed on non-accrual status. During the three and nine-month periods ended September 30, 2009, the Company did not recognize approximately $1.6 million and $4.8 million of interest income for loans that were in non-accrual status.

As of September 30, 2009, the Company had 43 REO properties with a fair value of $8.5 million which are classified as REO. During the three and nine-month periods ended September 30, 2009, the Company recorded impairments of $0.7 million and $5.1 million as a result of changes in fair value of REO property. Additionally, during the three and nine-month periods ended September 30, 2009, we sold REO properties with a fair value of $5.0 million and $17.7 million, respectively, for realized losses of $0.1 million and $2.2 million, respectively.

MBS Portfolio. As of September 30, 2009, we had investments in $482.4 million of MBS. The $482.4 million of MBS collateralize the debt of the three remaining Kleros Real Estate CDOs that we have invested in. Our maximum loss from investments in Kleros Real Estate MBS is limited to our remaining $90 million of invested capital. The CDOs are governed by indentures that provide us with no rights to the CDO assets and provide the CDO noteholders with no recourse to us in respect of the debt securities issued by the CDOs. We consolidate the three remaining Kleros Real Estate CDOs in accordance with FASB ASC Topic 810, which requires that we record the financial position and results of operations of the CDOs in our consolidated financial statements, without consideration that our maximum economic exposure to loss is our remaining $90 million investment. We record the MBS investments and CDO debt at fair value and classify the assets and liabilities as Level 3.

Recourse Indebtedness. As of September 30, 2009, the Company’s consolidated financial statements included recourse indebtedness of $77.7 million. During the year ended December 31, 2008, we repurchased and retired $111.4 million par value of outstanding convertible debt securities for $50.6 million. We realized a gain of $56.4 million on these transactions, net of a $2.7 million write-off of related deferred costs and a $1.6 million discount.

During October 2009, the Company entered into a repurchase agreement with a third party that provides the Company with up to $500 million of short term financing. In connection with its interim investment strategy the Company intends on financing its investments in agency residential mortgage-backed securities with repurchase agreements. As of October 31, 2009, the Company has invested in approximately $25.1 million of agency RMBS, of which $24.0 million are financed with short-term repurchase agreements.

Equity. As of September 30, 2009, the Company’s consolidated financial statements included total equity of $337.0 million, of which $208.4 million is attributable to our common stockholders and $128.6 million is attributable to noncontrolling interests in subsidiaries. Approximately $181.7 million of the equity attributable to our common stockholders is derived from our investments in consolidated VIEs. We estimate that the fair value of our direct investments in the consolidated VIEs is approximately $2.9 million as of September 30, 2009. As of January 1, 2009, the Company adopted FASB ASC Topic 810 and the adoption of FASB ASC Topic 810 resulted in the following changes to the presentation of the Company’s prior period consolidated financial statements: (1) reclassified all amounts previously included within the “Minority interests” financial statement caption to the “Noncontrolling interests in subsidiaries” financial statement caption, which is included within the equity section of the Company’s consolidated balance sheets; (2) consolidated net income (loss) was adjusted to include net income (loss) attributable to both the controlling and noncontrolling interests; and (3) consolidated comprehensive income (loss) was adjusted to include comprehensive income (loss) attributable to both the controlling and noncontrolling interests.

Results of Operations

Comparison of the Three-Month Period Ended September 30, 2009 to the Three-Month Period Ended September 30, 2008

Net income (loss). We had a net loss of approximately ($197.1) million for the three-month period ended September 30, 2009 as compared to net income of $62.4 million for the three-month period ended September 30, 2008. Our net loss for the three-month period ended September 30, 2009 was primarily attributable to changes in fair value of financial instruments and partially offset by net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS. Our net income for the three-month period September 30, 2008 was attributable primarily to changes in fair value of financial instruments recorded in earnings subsequent to our adoption of FASB ASC Topic 825, gains from the buyback and retirement of convertible debt, and net investment income generated by our investments in TruPS, MBS and leveraged loans and investments in residential mortgages.

Net investment income. Our net investment income decreased $11.3 million to $3.6 million for the three-month period ended September 30, 2009 from $14.9 million for the three-month period ended September 30, 2008. The table below summarizes net investment income by investment type for the following periods:

For the Three-Month Period Ended September 30, 2009

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income (Loss)
	(in thousands)
Investments in TruPS	$43,961	$(21,913)	$—	$22,048
Investments in leveraged loans	12,373	(3,642)	(21,892)	(13,161)
Investments in MBS	13,796	(3,876)	—	9,920
Investments in residential mortgages	11,056	(11,897)	(12,837)	(13,678)
Other investments	28	—	—	28
Recourse indebtedness	—	(1,525)	—	(1,525)

Total	$81,214	$(42,853)	$(34,729)	$3,632

For the Three-Month Period Ended September 30, 2008

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$72,667	$(51,384)	$—	$21,283
Investments in leveraged loans	15,390	(7,615)	(6,019)	1,756
Investments in MBS	23,142	(19,984)	—	3,158
Investments in residential mortgages	13,800	(13,592)	(8,745)	(8,537)
Other investments	586	—	—	586
Recourse indebtedness	—	(3,379)	—	(3,379)

Total	$125,585	$(95,954)	$(14,764)	$14,867

Our investment interest income decreased $44.4 million to $81.2 million for the three-month period ended September 30, 2009 from $125.6 million for the three-month period ended September 30, 2008. The decrease in investment interest income is primarily due to a decrease in LIBOR and an increase in deferring and non-accrual balances. We experienced a decrease in the weighted-average coupon rates in our target asset classes from 4.8% for the three-month period ended September 30, 2008 to 3.3% for the three-month period ended September 30, 2009 and a decrease in the Company’s average investment balances from $10.5 billion par value for the three-month period ended September 30, 2008 to $9.6 billion par value for the three-month period ended September 30, 2009.

Our investment interest expense decreased $53.1 million to $42.9 million for the three-month period ended September 30, 2009 from $96.0 million for the three-month period ended September 30, 2008. The decrease in investment interest expense is attributable to a decrease in the weighted-average coupon rate for CDO notes payable from 3.3% as of September 30, 2008 to 1.2% as of September 30, 2009 and a decrease in the Company’s average CDO notes payable from $8.5 billion par value for the three-month period ended September 30, 2008 to $8.4 billion par value for the three-month period ended September 30, 2009.

Our provision for loan losses relates to investments in residential mortgages and leveraged loans. The provision for loan losses increased by $19.9 million to $34.7 million for the three-month period ended September 30, 2009 from $14.8 million for the three-month period ended September 30, 2008. The increase is a result of the continued increases in the number of delinquent residential mortgage loans experienced in 2009 as a result of the turmoil in the housing markets. The 60-plus day delinquencies in our residential mortgage portfolio increased from 9.6% as of September 30, 2008 to 28.4% as of September 30, 2009. Additionally, the increase in our leveraged loan provisioning is primarily the result of continued deterioration in macro-credit conditions and the resulting impact to the middle-market companies that we lend to. As of September 30, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $16.5 million. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses decreased by $3.5 million to $6.8 million for the three-month period ended September 30, 2009 from $10.3 million for the three-month period ended September 30, 2008. During the same periods, these non-investment expenses consisted of related party management compensation of $3.3 million and $6.7 million, respectively, and general and administrative expenses of $3.5 million and $3.6 million, respectively. Related party compensation expense includes the base and incentive management fee expenses incurred under our external management agreement, collateral management fees incurred by our consolidated CDO entities and payable to Cohen, and stock-based compensation expense related to shares of restricted stock granted to the officers of the Company and key employees of the manager and Cohen.

During the three-month period ended September 30, 2009 and 2008, the Company incurred base and incentive management fees, net of asset management fee credits, of $0 and $2.7 million, respectively. The $2.7 million of net fees earned by the manager were primarily the result of the $42.3 million gain on extinguishment of debt recorded during the three-month period ended September 30, 2008. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $0.1 million and $0.1 million during the three-month periods ended September 30, 2009 and 2008, respectively.

During the three-month periods ended September 30, 2009 and 2008, the CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $3.1 million and $4.0 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The decrease in related party management compensation is attributable to the decrease in CDO collateral management fees resulting from the defaulted and deferring TruPS CDO collateral.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, CDO trustee compensation, rating agency fees, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income decreased by $1.2 million to $0.1 million for the three-month period ended September 30, 2009 from $1.3 million for the three-month period ended September 30, 2008. This decrease is primarily attributable to $0.9 million in reduced interest earned on cash deposits with financial institutions and interest earned on restricted cash of our consolidated CDO entities. The average total unrestricted and restricted cash balance decreased from $182.3 million for the three-month period ended September 30, 2008 to $152.0 million for the three-month period ended September 30, 2009, while the average interest rate earned on cash decreased from 2.8% to 0.3% over the same period.

Net change in fair value of investments in debt securities and loans and non-recourse indebtedness. On January 1, 2008, we adopted FASB ASC Topic 825 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. During the three-month period ended September 30, 2009, the net change in fair value of investments in debt securities and loans and non-recourse indebtedness was a $190.5 million loss. The net change in fair value is comprised of approximately $50.5 million of gains recorded on our investments in debt securities and loans, which was offset by approximately $241.0 million of losses recorded on liabilities. During the three months ended September 30, 2009, the fair value of the TruPS related CDO notes payable increased by $180.2 million due to improvements in market perceptions relating to the most senior classes of TruPS related CDO notes payable. During the same period, the fair value of the TruPS assets decreased by $55.2 million due to continued deferral and default activity and market perceptions regarding increased credit risk of the non-investment grade TruPS assets. During the three months ended September 30, 2009, the net impact of the changes in fair value of our TruPS assets and TruPS related CDO notes payable resulted in a $163.9 million decrease to total parent stockholders’ equity. During the three-month period ended September 30, 2008, the net change in fair value of financial instruments was a $70.0 million gain. The net change in fair value is comprised of $1.2 billion of losses recorded on our investments in debt securities, which was offset by $1.27 billion of gains recorded on liabilities.

Net change in fair value of derivative contracts. During the three-month period ended September 30, 2009 and 2008, we recorded a net change in fair value of derivative contracts of ($35.7) million and ($26.0) million, respectively. Upon the adoption of FASB ASC Topic 825, we discontinued hedge accounting on a significant portion of our interest rate swaps and therefore all changes in fair value of these interest rate swaps are recorded in earnings. The change in fair value during the three-month period ended September 30, 2009 is attributable to unrealized losses on derivative contracts of $14.6 million and net periodic interest payments of $21.1 million. The change in fair value during the three-month period ended September 30, 2008 is attributable to a $26.0 million loss on interest rate swap contracts.

Impairments on other investments and intangible assets. Impairments on other investments and intangible assets decreased by $0.8 million to $0.7 million for the three-month period ended September 30, 2009 from $1.5 million for the three-month period ended September 30, 2008. The impairments on investments and intangible assets for the three-month period ended September 30, 2009 is attributable to write-downs of REO property. The impairments on investments and intangible assets for the three-month period ended September 30, 2008 is attributable to $0.8 million of charge-offs on residential mortgages and a $0.7 million impairment on other non-consolidated CDO investments that are primarily collateralized by MBS.

Net realized loss on sale of assets. During the three-month period ended September 30, 2009, the Company recorded losses on the sale of assets of approximately $38.5 million. These losses are attributable to a $0.2 million realized loss on the sale of property included in the residential mortgage portfolio and a $38.3 million realized loss resulting from the liquidation of a leveraged loan warehouse. During the three-month period ended September 30, 2008, the Company recorded losses on the sale of assets of approximately $0.3 million, which is attributable to the sale of on-balance sheet TruPS.

Benefit (provision) for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. During the three months ended September 30, 2009, we recorded income tax expense of $3.7 million primarily relating to the recording of a valuation reserve on the Company’s deferred tax assets. During the three months ended September 30, 2008, an income tax benefit was recorded of $1.8 million relating to net operating losses sustained by on-balance sheet warehouse arrangements.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests represents the portion of net income (loss) generated by consolidated entities that are not attributable to our ownership interest in those entities. Net (income) loss attributed to noncontrolling interests changed $104.9 million to $75.1 million for the three-month period ended September 30, 2009 as compared to ($29.8) million for the three-month period ended September 30, 2008. This change is primarily attributable to the noncontrolling interest impact of the net change in fair value of financial instruments and the allocation of net investment income (loss) and other expenses of our consolidated CDO entities to noncontrolling interest holders.

Comparison of the Nine-Month Period Ended September 30, 2009 to the Nine-Month Period Ended September 30, 2008

Net income (loss). We had net income of approximately $140.7 million for the nine-month period ended September 30, 2009 as compared to net income of $66.1 million for the nine-month period ended September 30, 2008. Our net income for the nine-month period ended September 30, 2009 was attributable to changes in fair value of financial instruments and net investment income generated by our investments in TruPS, leveraged loans, residential mortgages and MBS, partially offset by loan loss provisions on our residential mortgage and leveraged loan portfolio. Our net income for the nine-month period ended September 30, 2008 was attributable to changes in fair value of financial instruments recorded in earnings subsequent to our adoption of FASB ASC Topic 825, gains from the buyback and retirement of convertible debt, net investment income generated by our investments in TruPS, MBS and leveraged loans and investments in residential mortgages, offset by the reclassification into the income statement of MBS related cash flow hedging losses that were previously included in accumulated other comprehensive loss .

Net investment income (loss). Our net investment income decreased $85.5 million to a net investment loss of ($18.6) million for the nine-month period ended September 30, 2009 from net investment income of $66.9 million for the nine-month period ended September 30, 2008. The table below summarizes net investment income (loss) by investment type for the following periods:

For the Nine-Month Period Ended September 30, 2009

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income (Loss)
	(in thousands)
Investments in TruPS	$153,535	$(85,795)	$—	$67,740
Investments in leveraged loans	37,687	(13,778)	(64,917)	(41,008)
Investments in MBS	44,564	(13,981)	—	30,583
Investments in residential mortgages	35,612	(36,918)	(69,966)	(71,272)
Other investments	82	—	—	82
Recourse indebtedness	—	(4,737)	—	(4,737)

Total	$271,480	$(155,209)	$(134,883)	$(18,612)

For the Nine-Month Period Ended September 30, 2008

Investment Type	Investment Interest Income	Investment Interest Expense	Provision for Loan Losses	Net Investment Income
	(in thousands)
Investments in TruPS	$240,221	$(173,459)	$—	$66,762
Investments in leveraged loans	47,304	(25,657)	(10,989)	10,658
Investments in MBS	104,040	(84,769)	—	19,271
Investments in residential mortgages	43,788	(42,152)	(21,750)	(20,114)
Other investments	1,646	—	—	1,646
Recourse indebtedness	—	(11,289)	—	(11,289)

Total	$436,999	$(337,326)	$(32,739)	$66,934

Our investment interest income decreased $165.5 million to $271.5 million for the nine-month period ended September 30, 2009 from $437.0 million for the nine-month period ended September 30, 2008. The decrease in investment interest income is primarily due to a decrease in LIBOR and an increase in deferring and non-accrual balances. We experienced a decrease in the weighted-average coupon rates in our target asset classes from 5.2% for the nine-month period ended September 30, 2008 to 3.6% for the nine-month period ended September 30, 2009 and a decrease in the Company’s average investment balances from $11.2 billion par value for the nine-month period ended September 30, 2008 to $9.9 billion par value for the nine-month period ended September 30, 2009.

Our investment interest expense decreased $182.1 million to $155.2 million for the nine-month period ended September 30, 2009 from $337.3 million for the nine-month period ended September 30, 2008. The decrease in investment interest expense is attributable to a decrease in the weighted-average coupon rate for CDO notes payable from 3.8% as of September 30, 2008 to 1.5% as of September 30, 2009 and a decrease in the Company’s average CDO notes payable from $9.0 billion par value for the nine-month period ended September 30, 2008 to $8.4 billion par value for the nine-month period ended September 30, 2009.

Our provision for loan losses relates to investments in residential mortgages and leveraged loans. The provision for loan losses increased by $102.2 million to $134.9 million for the nine-month period ended September 30, 2009 from $32.7 million for the nine-month period ended September 30, 2008. The increase in the residential mortgage loan component is a result of the continued increases in the number of delinquent residential mortgage loans experienced in 2009 as a result of the turmoil in the housing markets. The 60-plus day delinquencies in our residential mortgage portfolio increased from 9.6% as of September 30, 2008 to 28.4% as of September 30, 2009. Additionally, the increase in our leveraged loan provisioning is primarily the result of continued deterioration in macro-credit conditions and the resulting impact to the middle-market companies that we lend to. As of September 30, 2009, our leveraged loan portfolio has experienced seven defaults in an aggregate principal amount of $16.5 million. We maintain an allowance for residential and commercial mortgages and leveraged loan losses based on management’s evaluation of estimated losses and inherent risks in the portfolios. Specific allowances for losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

Expenses. Our non-investment expenses decreased by $4.1 million to $22.3 million for the nine-month period ended September 30, 2009 from $26.4 million for the nine-month period ended September 30, 2008. During the same periods, these non-investment expenses consisted of related party management compensation of $10.1 million and $15.7 million, respectively, and general and administrative expenses of $12.2 million and $10.7 million, respectively. Related party compensation expense includes the base and incentive management fee expenses incurred under our external management agreement, collateral management fees incurred by our consolidated CDO entities and payable to Cohen, and stock-based compensation expense related to shares of restricted stock granted to the officers of the Company and key employees of the manager and Cohen.

During the nine-months ended September 30, 2009 and 2008, the Company incurred $0.3 million and $3.3 million, respectively, in base management fees and $0 and $5.0 million, respectively, of incentive fees. During the nine-months ended September 30, 2009 and 2008, the aggregate base management fees and incentive fees payable were reduced by collateral management fee credits of $0.3 million and $5.6 million, respectively. The Company recognized stock-based compensation expense related to shares of restricted common stock granted to the officers of the Company and key employees of the manager and Cohen & Company of $0.3 million and $0.9 million during the nine-month periods ended September 30, 2009 and 2008, respectively.

During the nine-month periods ended September 30, 2009 and 2008, the CDO entities that are included in the Company’s consolidated financial statements incurred collateral management fees that are payable to Cohen & Company of $9.8 million and $12.1 million, respectively. The collateral management fees are expenses of consolidated CDO entities and relate to the on-going collateral management services that Cohen & Company provides for CDOs. The decrease in related party management compensation is attributable to the decrease in CDO collateral management fees resulting from the defaulted and deferring TruPS CDO collateral.

Our general and administrative expenses are primarily attributable to professional service expenses, including legal services, CDO trustee compensation, rating agency fees, audit and audit-related fees, tax compliance services, and consulting fees relating to Sarbanes-Oxley compliance.

Interest and other income. Our interest and other income decreased by $3.2 million to $0.7 million for the nine-month period ended September 30, 2009 from $3.9 million for the nine-month period ended September 30, 2008. This decrease is primarily attributable to $2.7 million in reduced interest earned on cash deposits with financial institutions and interest earned on restricted cash of our consolidated CDO entities. The average total unrestricted and restricted cash balance decreased from $188.9 million for the nine-month period ended September 30, 2008 to $151.5 million for the nine-month period ended September 30, 2009, while the average interest rate earned on cash decreased from 2.8% to 0.6% over the same period.

Net change in fair value of investments in debt securities and loans and non-recourse indebtedness. On January 1, 2008, we adopted FASB ASC Topic 825 and elected to apply the fair value option for our investments in TruPS and TruPS security-related receivables, MBS, TruPS CDO notes payable, MBS CDO notes payable, and TruPS obligations. During the nine-month period ended September 30, 2009, the net change in fair value of investments in debt securities and loans and non-recourse indebtedness was a $357.3 million gain. The net change in fair value is comprised of approximately $406.5 million of gains recorded on our investments in debt securities and loans and approximately $49.2 million of losses recorded on liabilities. The underlying TruPS assets of our consolidated CDO entities serve as the sole source of collateral and cash flows for the TruPS CDO notes payable and trust preferred obligations. As a result, the Company generally expects that there will be significant correlation between its fair value estimates of the TruPS CDO notes payable and its fair value estimates for the underlying TruPS assets. This expected price correlation between the underlying assets and the TruPS CDO notes payable was consistent with what the Company had historically experienced and observed in the market. However, during the nine months ended September 30, 2009, changes in market conditions significantly impacted the degree of this correlation. Changes in market conditions during the period had a significant positive impact on the pricing of credit risk associated without individual TruPS investments. The change in market perceptions regarding the benefits or risks associated with our investment in TruPS assets did not have the same impact on the market’s perception regarding the credit risk and other market risks of our TruPS CDO notes payable. As a result, the correlation of the changes in fair value of our TruPS assets and TruPS CDO notes payable was not consistent with our historical experience and, therefore, the changes in the fair value of our TruPS assets were significantly greater than the changes in fair value of our TruPS CDO notes payable during the nine months ended September 30, 2009. The lack of price correlation between the underlying TruPS assets and TruPS CDO notes payable resulted in a $294.8 million net increase in the fair value of financial instruments during the nine months ended September 30, 2009. During the nine-month period ended September 30, 2008, the net change in fair value of financial instruments was a $140.2 million gain. The net change in fair value is comprised of approximately $3.21 billion of losses recorded on our investments in debt securities, which was offset by approximately $3.35 billion of gains recorded on liabilities.

Net change in fair value of derivative contracts. During the nine-month periods ended September 30, 2009 and 2008, we recorded a net change in fair value of derivative contracts of ($3.9) million and ($71.8) million, respectively. Upon the adoption of FASB ASC Topic 825, we discontinued hedge accounting on a significant portion of our interest rate swaps and therefore all changes in fair value of these interest rate swaps are recorded in earnings. The change in fair value during the nine-month period ended September 30, 2009 is primarily attributable to unrealized gains on derivative contracts of $55.6 million offset by net periodic interest payments on interest rate swaps of ($59.7) million. The change in fair value during the nine-month period ended September 30, 2008 is attributable to a $88.9 million loss on interest rate swap contracts and a $17.1 million gain on our CDS positions.

Impairments on other investments and intangible assets. Impairments on other investments and intangible assets decreased by $8.9 million to $5.5 million for the nine-month period ended September 30, 2009 from $14.4 million for the nine-month period ended September 30, 2008. The impairments on investments and intangible assets for the nine-month period ended September 30, 2009 is attributable to write-downs of REO property. The impairments on investments and intangible assets for the nine-month period ended September 30, 2008 is attributable to the complete impairment of our goodwill of $5.0 million, $7.3 million of write-downs of REO property, and $2.1 million of impairments on other investments.

Net realized loss on sale of assets. During the nine-month period ended September 30, 2009, the Company recorded losses on the sale of assets of approximately $54.7 million. These losses are attributable to the sale of TruPS in a consolidated CDO entity, for which losses were recorded of $10.1 million, the sale of leveraged loans, for which losses were recorded of $41.1 million, and a $3.5 million realized loss on the sale of property included in the residential mortgage portfolio. During the nine-month period ended September 30, 2008, the Company recorded losses on the sale of assets of approximately $0.9 million. These losses are attributable to the sale of leveraged loans and TruPS during the period.

Benefit (provision) for income taxes. Our domestic TRSs are subject to U.S. federal and state income and franchise taxes. During the nine months ended September 30, 2009, we recorded income tax expense of $26.2 million primarily relating to increases to the fair value of leveraged loans classified as held for sale, which was partially offset by the recording of valuation reserves on the Company’s deferred tax assets. An income tax benefit was recorded of $5.2 million relating to a $2.6 million federal tax refund and net operating loss carryforwards from on-balance sheet warehousing facilities for the nine-month period ended September 30, 2008.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests represents the portion of net income (loss) generated by consolidated entities that are not attributable to our ownership interest in those entities. Net (income) loss attributed to noncontrolling interests changed $15.4 million to ($86.0) million for the nine-month period ended

September 30, 2009 as compared to ($70.6) million for the nine-month period ended September 30, 2008. This change is primarily attributable to the noncontrolling interest impact of the net change in fair value of financial instruments and the allocation of net investment income/(loss) and other expenses of our consolidated CDO entities to noncontrolling interest holders.

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

We are currently financing our TruPS, MBS and leveraged loan portfolio with CDO notes payable. As of September 30, 2009, the Company is not financing any investments with short-term repurchase agreements that subject the Company to margin calls or potential recourse obligations in excess of posted first loss deposits. However, during October 2009, the Company entered into a repurchase agreement with a third party that provides the Company with up to $500 million of short term financing. In connection with its interim investment strategy the Company intends on financing its investments in agency residential mortgage-backed securities with repurchase agreements. As of October 31, 2009 the Company has financed approximately $24.0 million of agency RMBS. We currently have no commitments for any additional financings, and we may not be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth would be adversely affected. Furthermore we are a party to a derivative contract that may subject us to margin calls up to a maximum amount of $8.8 million in the event the Class A-1 notes of the Alesco XIV CDO are downgraded below “AAA” and the Company’s stockholders’ equity decreases below $250 million. During the nine-months ended September 30, 2009, the Class A-1 Notes of Alesco XIV CDO were downgraded to “A+”; however, the Company was not required to post margin collateral as of September 30, 2009. The maximum amount of the margin exposure is equal to the notional amount of the contract and the amount of required margin varies based upon the Company’s outstanding equity balance and the rating level assigned to the Alesco XIV Class A-1 Notes.

On October 10, 2008, the Company was notified by the NYSE that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On October 15, 2008, the Company notified the NYSE of its intent to cure this deficiency. After exploring different alternatives for curing the deficiency and restoring compliance with the continued listing standards, the Company currently expects to effectuate a 1 for 10 reverse stock split of the outstanding shares of its common stock. Under the NYSE rules, the Company has six months from the date of the NYSE notice to comply with the NYSE minimum share price standard. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. However, on February 26, 2009, the NYSE granted NYSE-listed companies a reprieve from the NYSE’s $1 minimum price requirement until June 30, 2009, which reprieve was subsequently extended for an additional month through July 31, 2009. In addition, the NYSE permanently decreased its market-capitalization standard to $15 million for listed companies, which previously required that average market capitalization of a NYSE-listed company be at least $25 million over any 30 consecutive trading day period. Our six month cure period was set to expire on September 13, 2009. On September 4, 2009, the NYSE notified AFN that the NYSE would further extend the cure period until the AFN 2009 annual meeting of stockholders. If we fail to meet any of the NYSE’s other listing standards, however, we may be delisted for failing to comply with the continued listing standards.

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

As of September 30, 2009, the Company’s consolidated financial statements include $90.1 million of cash and cash equivalents and total indebtedness of $3.3 billion. Total indebtedness includes recourse indebtedness of $77.7 million and $3.2 billion of non-recourse debt relating to consolidated VIEs. The creditors of each consolidated VIE have no recourse to the general assets or credit of the Company. The Company’s maximum exposure to loss as a result of its involvement with each consolidated VIE is the equity that the Company has invested in warehouse first-loss deposits and the preference shares or debt of the CDO, CLO or other types of securitization structures.

Our primary cash needs include the ability to:

•	make required distributions of earnings to maintain our qualification as a REIT, which is based upon the existence of current taxable income;

•	pay costs of borrowings, including interest on such borrowings and expected CDO, CLO and other securitization debt;

•	pay base and incentive fees to our manager and pay other operating expenses;

•	fund investments and discretionary repurchases of our debt and equity securities;

•	make payments as our debt comes due;

•	make margin deposits on derivative instruments; and

•	pay federal, state and local taxes of our domestic TRSs.

We intend to meet these short-term requirements through the following:

•	revenue from operations, including interest income from our investment portfolio;

•	interest income from temporary investments and cash equivalents;

•	proceeds from short-term repurchase agreements; and

•	proceeds from future borrowings or offerings of our common stock.

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

The following summarizes certain key over-collateralization test matters for each of our respective target asset classes:

•

MBS—As previously disclosed, the Kleros Real Estate CDOs, which includes Kleros Real Estate CDO I, Ltd., Kleros Real Estate CDO II, Ltd., and Kleros Real Estate CDO IIV, Ltd., have all failed over-collateralization tests as a result of significant ratings agency downgrade activity and are no longer making cash distributions to the Company. The net cash flows of the Kleros Real Estate CDOs are currently being used to pay down the controlling class debtholders in each of the Kleros Real Estate CDOs. Despite the fact that each Kleros Real Estate CDO has failed over-collateralization tests, the net interest earnings of the three remaining CDOs will continue to be reflected in the Company’s net investment income and taxable income. We have received written notice from the trustees of Kleros Real Estate I, II and IV that each CDO experienced an event of default. These events of default resulted from the failure of certain additional over-collateralization tests primarily due to credit rating agency downgrades. The events of default provide the controlling class debtholder in each CDO with the option to liquidate all of the MBS assets collateralizing the particular CDO. The proceeds of any such liquidation will be used to repay the controlling class debtholder. As of the current date, the controlling class debtholders of Kleros Real Estate I, II and IV have not exercised their rights to liquidate any of the CDOs.

As of the current date, the controlling class debtholders of Kleros Real Estate I, II and IV have not exercised their rights to liquidate any of the CDOs. Since the Company is not receiving any cash flow from its investments in any of the Kleros Real Estate CDOs, the events of default and liquidation described above would not have any further impact on the Company’s cash flows. However, the assets of the Kleros Real Estate I, II and IV CDOs and the income they generate for tax purposes are a component of our REIT qualifying assets and income. If more than one of the three remaining Kleros Real Estate CDOs is liquidated, we may have to deploy additional capital into REIT qualifying assets in order to continue to qualify as a REIT. If we are not able to invest in sufficient other REIT qualifying assets, our ability to qualify as a REIT could be materially adversely affected.

•

Securitized Residential Mortgages—The majority of our investments in residential mortgage loans are included within a securitization trust (Bear Stearns ARM Trust 2007-02) in which we own all of the subordinated notes including an interest-only subordinated note. When principal and interest are collected from the underlying residential mortgage loans, such cash flow is distributed sequentially to the senior notes, then to the interest-only subordinated note, and finally to the remainder of the subordinated notes. Losses are allocated to the notes in reverse sequential order such that losses are borne by subordinated notes ahead of the senior notes. Significant losses have been realized on the subordinated notes to date and are expected to continue. Approximately 45% of the notes owned by the Company have already been reduced to zero as a result of such allocation of losses. These losses are attributable to an increase in the delinquency rate of the underlying pool of mortgage loans since the closing date of the securitization, which has also caused a reduction in the amount of principal and interest that is collected from the mortgage loans. To the extent such collections continue to decrease, there may not be sufficient cash flow to pay any principal and interest to the subordinated notes until the senior noteholders have been paid in full.

•

TruPS—Our investments in TruPS are also financed with CDOs that are subject to over-collateralization requirements. The over-collateralization requirements in the TruPS CDOs, which includes Alesco Preferred Funding X, Ltd. through Alesco Preferred Funding XVII, Ltd., are typically triggered in the event that more than three percent of the par value of collateral securities that collateralize the CDO debt defer on a principal or interest payment or are otherwise determined to be defaulted in accordance with the indenture for the particular CDO. As of September 30, 2009, we have experienced 80 bank deferrals or defaults and two insurance company default in our TruPS portfolio. As of September 30, 2009, the aggregate principal amount of investments in the 82 TruPS that have defaulted or are currently deferring interest payments is $1.2 billion, representing approximately 23.6% of the Company’s consolidated trust preferred securities portfolio. The TruPS deferrals and defaults described above have resulted in the over-collateralization tests being triggered in all eight CDOs in which the Company holds equity interests. The trigger of an over-collateralization test in a TruPS CDO means that the Company, as a holder of equity securities, will no longer receive current distributions of cash in respect of its equity interests until sufficient cash or collateral is retained in the CDOs to cure the over-collateralization tests. The Company does not expect to receive cash distributions from its TruPS CDOs for the foreseeable future. There can be no assurance that we will not experience additional deferrals or defaults that will result in further over-collateralization test failures or be able to extend the cure periods of the deals currently failing over-collateralization tests.

•

Leveraged Loans—The over-collateralization requirements in the leveraged loan CLOs, which include Emporia Preferred Funding II, Ltd. and Emporia Preferred Funding III, Ltd., are typically triggered in the event that we experience significant losses on the sale of assets below par, as well as unrealized fair value adjustments on certain assets as mandated by the indentures which govern our leveraged loan CLOs. The primary cause for such fair value adjustments are default activity, and credit downgrades in the underlying asset pool. In the event that an over-collateralization failure occurs in a leveraged loan CLO, changes to the priority of payments will result in the equity holders, including us, of the CLO not receiving any cash flows until such time as the over-collateralization failure is cured. Management continues to closely monitor and actively manage the leveraged loan portfolio as a result of the continued deterioration in macro-credit conditions and the potential for significant stress on the middle-market companies in our portfolio. As previously disclosed, we experienced an overcollateralization failure on the Class D and E Notes of Emporia Preferred Funding II, Ltd., and a partial interest diversion test failure on the Class E Notes of Emporia Preferred Funding III, Ltd. These failures were primarily attributable to an increase in defaulted assets collateralizing the CLOs. As a result of these failures, the Company did not receive any of its quarterly distribution in October 2009 on Emporia Preferred Funding II, Ltd, and the Company received a partial distribution from Emporia Preferred Funding III, Ltd. Assuming no additional defaults or significant credit downgrades, the Company does not expect to receive its quarterly cash distribution on Emporia Preferred Funding II, Ltd. for several quarters. In the event of increased defaults or significant credit downgrades Emporia Preferred Funding III, Ltd. may not provide cash distributions to the Company in future periods.

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

Fair Values

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by currency exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as pricing of comparable financial instruments computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of September 30, 2009 and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in MBS, residential mortgages, TruPS, and derivative instruments will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary materially from period to period.

Securities Repurchases

In August 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions. We may also repurchase convertible debt securities from time to time in open market or privately negotiated transactions. We did not repurchase any shares of our common stock or any of our convertible debt securities during the nine months ended September 30, 2009. As of the date of this filing, $28.7 million principal amount of the Company’s contingent convertible debt securities remains outstanding. There can be no assurance as to the timing or amount of any future securities repurchases we may complete.

Off-Balance Sheet Arrangements and Commitments

We may maintain arrangements with various investment banks regarding CDO securitizations and off-balance sheet warehouse facilities. Prior to the completion of a CDO securitization, historically our off-balance sheet warehouse providers have acquired investments in accordance with the terms of the warehouse facility agreements. Pursuant to the terms of the warehouse agreements, we receive all or a portion of the difference between the interest earned on the investments acquired under the warehouse facilities and the interest accrued on the warehouse facilities from the date of the respective acquisitions. Under the warehouse agreements, we are required to deposit cash collateral with the warehouse providers, and as a result, we bear the first dollar risk of loss up to our warehouse deposit if an investment held under the warehouse facility is liquidated at a loss. Upon the completion of a CDO securitization, the cash collateral held by the warehouse provider is returned to us. In the event that we are unable to obtain long-term CDO financing for the accumulated warehouse collateral, our cash collateral is at risk and may not be returned to the Company. The duration of a warehouse facility is generally at least nine months. These arrangements are deemed to be derivative financial instruments and are recorded by us at fair value in each accounting period with the change in fair value recorded in earnings. We were not party to any off-balance sheet arrangements as of September 30, 2009.

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

Through September 30, 2009, we entered into various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These interest rate swaps have an aggregate notional value of $2.1 billion and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments. As of September 30, 2009, the interest rate swaps had an aggregate liability fair value of $203 million. Changes in the fair value of interest rate swaps are recorded in earnings.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”) as of September 30, 2009. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at September 30, 2009, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Remediation Steps to Address Material Weakness

During July 2009, we discovered computational errors in certain valuation models used by the Company to develop valuation estimates used in the preparation of our financial statements. Upon identifying these errors, we undertook a broad review of our valuation processes and methodologies. After performing this additional work, we determined these errors did not result in an error in previously issued financial statements. However, we have determined that the sufficiency of controls over the development and validation of the valuation models, together with the management review controls over the valuations not being at a sufficient level of detail, made it reasonably possible that a material error in the valuations of certain assets could go undetected.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 8, 2006, our loan to Beech Thicket Spring, Inc., Communities of Penland, LLC, COP Preservation Partners, LLC, F.W., Inc., The Penland Reserve Tract, LLC, and Triad Apartment Group, LLC in the original principal amount of $16.7 million (the “Penland Loan”) matured. The outstanding balance at maturity was $11.7 million. The Penland Loan was guaranteed by five individuals, Anthony R. Porter, Dorothy M. Porter, Frank A. Amelung, Eugenia Amelung and Richard L. Amelung (collectively “Guarantors”). On March 29, 2007, we obtained a judgment against the Guarantors for $13.1 million in the case styled Alesco Financial Inc. v. Anthony R. Porter, Dorothy M. Porter, Frank Amelung, Eugenia Amelung and Richard Amelung, in the United States District Court in the Middle District of Florida, Case No.: 3:07-cv-00032-HWM-HTS. Frank A. Amelung, Eugenia Amelung and Richard L. Amelung sought protection in the United States Bankruptcy Court in the Southern District of Florida, West Palm Beach Division, In Re: Frank A. Amelung, Jr. and Eugenia Marie Amelung, Chapter 7 Debtors, Case No.: 07-15492-BKC-PGH, and In Re: Richard L. Amelung, Debtor Chapter 7, Case No.: 07-15493-BKC-PGH, respectively. Alesco has made a claim in both cases for the amount of the Judgment, reduced as the Penland Loan otherwise is collected. In a compromise with the Trustee in both bankruptcy cases, Alesco has agreed to an uncontested unsecured claim in the full amount as originally filed. At least two parties, including the Trustee, have filed pleadings objecting to the discharge of Frank A. Amelung. Richard L. Amelung and Euginia Amelung (wife of Frank A. Amelung) have been discharged. The Trustee in both bankruptcy cases continues to liquidate assets and collect assets for the separate estates. The ability to collect sufficient assets to pay a material amount of the Judgment in the bankruptcy proceedings is slight, and we do not believe the other Guarantors have significant assets for levy. We retain our primary collateral consisting of real property in the Mountains of North Carolina.

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

ALESCO FINANCIAL INC.

	By:	/s/ JAMES J. MCENTEE, III
James J. McEntee, III
Date: November 9, 2009		Chief Executive Officer

ALESCO FINANCIAL INC.

	By:	/s/ JOHN J. LONGINO
John J. Longino
Date: November 9, 2009		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 20, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 23, 2009).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 1, 2009, by and among Alesco Financial, Inc., Fortune Merger Sub, LLC, Alesco Financial Holdings, LLC, and Cohen Brothers, LLC. (incorporated by reference to Exhibit 2.1 to Alesco Financial Inc.’s Current Report on Form 8-K filed with the SEC on June 2, 2009).

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 20, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC and Cohen Brothers (incorporated by reference to Exhibit 2.1 to Alesco Financial Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2009).

2.4	Amendment No. 3 to Agreement and Plan of Merger, dated as of September 30, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC, and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to Alesco Financial Inc.’s Current Report on Form 8-K filed with the SEC on September 30, 2009).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing our name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.2	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.5	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.6	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

9.1	Voting Agreement dated February 20, 2009 between Alesco Financial Inc. and Cohen Bros. Financial, LLC (incorporated by reference to Exhibit 9.1 to Alesco Financial Inc.’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

9.2	Voting Agreement dated February 20, 2009, 2009 between Alesco Financial Inc. and Christopher Ricciardi (incorporated by reference to Exhibit 9.2 to Alesco Financial Inc.’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

9.3	Voting Agreement dated February 20, 2009, 2009 between Alesco Financial Inc. and James J. McEntee, III, individually and as trustee on behalf of James J. McEntee, III T/U/A James J. McEntee III (incorporated by reference to Exhibit 9.3 to Alesco Financial Inc.’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to our Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

Exhibit No.	Description

10.3	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.4	Assignment and Assumption Agreement, dated as of October 6, 2006, by and between Alesco Financial Inc. and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.5	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen & Company, LLC, transferring the agreement referred to in Exhibit 10.1 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.6	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.7	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.8	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2007).

10.9	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.10	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.11	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.12	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.13	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.14	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.15	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2006).

10.16	Letter Agreement by and between Alesco Financial Inc. and Cohen Brothers, LLC dated September 22, 2009. (incorporated by reference to Exhibit 10.29 to Alesco Financial Inc.’s Amendment No. 2 to the Registration Statement on Form S-4 filed with SEC on September 30, 2009).

11.1	Statement Regarding Computation of Per Share Earnings.***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

*	Filed herewith.
**	Furnished herewith.
***	Data required by FASB ASC Topic 260, Earnings per Share, is provided in Note 8 to the consolidated financial statements included in this report.

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amount sufficient to require submission of the schedule.