Form 10-K
period 2009-12-31
COHEN & Co INC.
filed 2010-03-10
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32026

COHEN & COMPANY INC.

(Exact name of registrant as specified in its charter)

Maryland	16-1685692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Cira Centre 2929 Arch Street, 17th Floor Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 701-9555

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of exchange on which registered)
Common Stock, par value $0.001 per share	NYSE AMEX LLC
Preferred Stock Purchase Rights	NYSE AMEX LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $43.2 million.

As of March 1, 2010, there were 10,343,347 shares of Common Stock outstanding.

COHEN & COMPANY INC.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in “Item 1A—Risk Factors.” Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	benefits, effects or results of the merger of Cohen Brothers and AFN;

•	cost reductions and synergies resulting from the merger of Cohen Brothers and AFN;

•	operations and results after the merger of Cohen Brothers and AFN;

•	integration of operations;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	market outlook;

•	expected financial position;

•	expected results of operations;

•	future cash flows;

•	financing plans;

•	plans and objectives of management;

•	tax treatment of the merger of Cohen Brothers and AFN;

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A—Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K, unless otherwise noted or as the context otherwise requires: “the Company,” “Cohen & Company”, “we,” “us,” and “our” refers to the combined company Cohen & Company Inc. and its subsidiaries; “Cohen Brothers,” refers to the pre-merger Cohen Brothers, LLC (which does business as Cohen & Company) and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN that we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009 and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company.

In accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP,” the Merger was accounted for as a reverse acquisition, Cohen Brothers was deemed to be the accounting acquirer and all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date, therefore, the financials reported herein are the historical financials of Cohen Brothers. As used throughout this filing, the terms, the “Company,” “we,” “us,” and “our” refer to the operations of Cohen Brothers and its consolidated subsidiaries from January 1, 2007 through to December 16, 2009 and the combined operations of the merged company and its consolidated subsidiaries from December 17, 2009 forward. AFN refers to the historical operations of Alesco Financial Inc. through to December 16, 2009, the date of the Merger.

PART I

ITEM 1.	BUSINESS.

INFORMATION REGARDING COHEN & COMPANY INC.

Overview

We are an investment firm specializing in credit-related fixed income investments. We began operations, through our predecessors, in 1999 as an investment firm focused on small and mid-cap banks but have grown over the past ten years into a more diversified fixed income specialty investment firm. We are organized into three business segments — Capital Markets, Asset Management, and Principal Investing. The Capital Markets business segment consists of credit-related fixed income sales and trading as well as new issue placements in corporate and securitized products. The Asset Management business segment manages assets within a variety of investment vehicles, including investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations (“CDOs”). As of December 31, 2009, we had $16.2 billion in assets under management (“AUM”). The Principal Investing business segment is comprised primarily of our seed capital investments in the investment vehicles we manage. Our revenues have increased from $11.2 million for the year ended December 31, 2003 to $84.1 million for the year ended December 31, 2009.

Our business is materially affected by economic conditions in the financial markets. The world financial markets experienced unprecedented volatility, beginning in the second half of 2007 and continuing through 2009. During the past two years, many financial institutions have failed, been acquired in distressed sales, or been forced to participate in various government-sponsored guarantee and support programs. This financial market dislocation created new opportunities for firms that were able to adapt to the challenging landscape. We believe that firms that have navigated this dislocation and are unencumbered by government obligations will have advantages prospectively. Such firms have opportunities to develop new client relationships and to build and improve their talent base and product offerings. We believe that the considerable changes and challenges that many larger national firms are experiencing give us an advantage in hiring highly qualified and experienced investment professionals who have either become dislocated by or disheartened with their current employer. Investment professionals at these firms are faced with the challenge of convincing customers that their parent firm is strong and financially stable despite negative media coverage. These financial professionals now consider specialized firms like ours as serious alternatives for their business. Our pipeline of new recruits and the quality of new recruits has increased significantly. We may also seek growth through acquisitions to the extent attractive opportunities arise.

While many economists believe the recession ended some time during the third quarter of 2009, unemployment and tight credit markets continue to create an unstable economic environment, and there is no guarantee that conditions will not worsen again. All of these factors have had and continue to have an impact on our business operations.

Financial information concerning our business segments is set forth in “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 51 and note 24 of the consolidated financial statements beginning on page F-68. For more information regarding our geographic locations, see note 24 to our consolidated financial statements included in this Annual Report on Form 10-K.

Capital Markets

Our Capital Markets business segment consists of credit-related fixed income sales and trading, as well as new issue placements in corporate and securitized products through our broker dealer subsidiary, Cohen & Company Securities, LLC (“CCS”). CCS is a registered broker dealer under the Exchange Act, is a member of the Financial Industry Regulatory Authority (“FINRA”), and the Securities Investor Protection Corporation (“SIPC”), and is licensed to conduct its brokerage activities in all 50 states and the District of Columbia. In addition, our European subsidiary, EuroDekania Management Limited (“EuroDekania Management”), is regulated by the Financial Services Authority (“FSA”), in the United Kingdom.

Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: high grade corporate bonds, high yield corporate bonds, asset-backed securities (“ABS”), mortgage-backed securities (“MBS”), collateralized loan obligations (“CLOs”), trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. We believe that we are one of the most active participants in the brokering of TruPS due to our knowledge of the transactions and the relationships we maintain with institutional investors in these securities. Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which includes riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, (2) new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us, (b) revenue from advisory services, and (c) new issue securitization revenues associated with arranging new securitizations. Our Capital Markets business segment is based in New York with branch offices in Boston; Chicago; London; Los Angeles; Philadelphia; San Francisco; and Washington D.C.

We have been in the Capital Markets business since our inception. Our Capital Markets segment has transformed over time in response to market opportunities and the needs of our clients. The initial focus was on sales and trading of listed equities of small financial companies with a particular emphasis on bank stocks. Early on, a market opportunity arose for participation in a particular segment of the debt market, securitization of TruPS. We began assisting small banks in the issuance of TruPS through securitized pools. These investment vehicles were structured and underwritten by large investment banks while our broker dealer typically participated as a co-placement agent or selling group member. We also participated in the secondary market trading of these securities between institutional clients. For the better part of a decade, we have actively engaged in the brokering of TruPS and pooled TruPS in the secondary market.

However, there have been essentially no new issuance of pooled TruPS since early 2007 because the credit market disruption has resulted in market yields that are much higher than the banks would be willing to pay to issue securities into an investment vehicle. However, while new issuance activity closed down, the secondary trading volumes increased dramatically. A large number of entities were motivated or forced to sell their holdings. Reasons for this selling included margin calls on financed assets, hedge fund redemptions, ratings downgrades, warehouse liquidations and investment vehicles breaching covenants and liquidating. At the same time, investors who had historically invested in the initial issuance of these securities were not as active in the market. We recognized that the conditions that caused increased secondary trading opportunities in the TruPS market also existed in other credit-based fixed income markets. High grade corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), European credit securities, and leveraged finance securities (high yield bonds and leveraged loans) all faced similar conditions.

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from an exclusive focus on TruPS and structured credit products to a more traditional fixed income broker dealer platform with smoother, diversified revenue streams primarily from trading activity. We have hired sales and trading professionals with expertise in areas that complement our core competency in structured credit. Our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008 to 58 sales and trading professionals as of December 31, 2009. Recent additions to our Capital Markets team include salespeople and traders focused on mortgage securities, agency mortgage securities, high grade and high yield corporate securities, and Small Business Administration (“SBA”) loans.

During the past several months, we have expanded our offices in Los Angeles, London, and Washington D.C. and we have launched new initiatives that build on our existing capabilities. During 2009, we formed a team to focus on pooling SBA loans. This team has purchased various SBA loans and completed its first securitization during the first quarter of 2010. At the end of 2009, we started a comprehensive leveraged finance business encompassing banking, sales, trading, and research. This group already has over 30 companies under research coverage as of February 23, 2010. In early 2010, we established a bank coverage group to handle the distribution of fixed income securities directly to banks and to work with bank clients on portfolio optimization. Many of the professionals in the bank coverage group have extensive experience issuing TruPS through securitized pools for small and mid-sized banks and thrifts across the country. We have also formed a group to capitalize on our experience with insurance companies based in the United States and Europe. Finally, we added a group that covers regional broker dealers and independent financial advisors for certain fixed income products including corporate bonds, agency bonds, and brokered deposits/certificates of deposits (“CDs”). We continue to explore opportunities to hire experienced talent, expand our presence across asset classes and bolster the service capabilities of our Capital Markets business segment.

Other recent developments include approval by the Federal Home Loan Bank (“FHLB”) Office of Finance for direct participation in underwriting FHLB debt. This approval will allow us to provide enhanced service to our clients by having access as a principal to the daily sale of debt securities, including discount notes, fixed and variable rate bonds, and callable and fixed maturity bonds. It will also allow us to participate in reverse inquiries to underwrite debt issuance via a wide range of structured products. In addition, in November 2009, CCS acted as representative to the underwriters for the $36 million initial public offering of GMSE Acquisition Partners I (OTC Bulletin Board: GSMEF). GMSE Acquisition Partners I is a newly formed blank check company organized for the purpose of acquiring an operating business in China. We believe that this was the first successful initial public offering of a Special Purpose Acquisition Corporation (“SPAC”) in over a year. CCS made several modifications to the traditional SPAC structure to address investor concerns and found strong demand for the new structure.

Trades in our Capital Markets segment can be either risk-based or “riskless”. Risk-based trades involve us owning the securities and thus placing our capital at risk. Such risk-based trading activity may include the use of leverage. Any gains or losses on securities that we have purchased in the secondary market are recorded in our Capital Markets business segment, whereas any gains or losses on securities that we retained in our sponsored investment vehicles are recorded in our Principal Investing business segment. “Riskless trades” are transacted with a customer order in hand, resulting in limited risk to us. Market conditions have allowed us to focus on riskless trades of securitized financial products beginning in 2007 through 2008, 2009 and 2010. After the closing of the Merger, we believe the combined company is better capitalized, and we may be able to utilize more leverage in our Capital Markets business segment. We believe that the prudent use of capital to facilitate client orders will increase trading volume and profitability. We anticipate that risk trading will become increasingly important to our future operations. During the year ended December 31, 2009, our riskless principal trading revenue was $41.9 million, an increase of 83% over the prior year period, while our risk-based principal trading activity was $1.6 million, an increase over the loss experienced in the prior year period.

Asset Management

Our Asset Management business segment serves the needs of client investors by managing assets within a variety of investment vehicles, including investment funds, managed accounts, permanent capital vehicles, and CDOs. We earn management fees for our on-going services as asset manager provided to these investment vehicles, which may include fees both senior and subordinate to the securities issued by the investment vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2009, we had $16.2 billion in AUM.

Investment Funds:

Deep Value

We have an investment in and serve as external manager of a series of closed-end distressed debt funds and other related entities that we refer to collectively as Deep Value. Deep Value raises capital from investors and earns investment returns by investing in a diversified portfolio of ABS consisting primarily of RMBS and other real estate related securities, as well as other United States real estate related assets and related securities. Deep Value’s management team consists primarily of investment professionals from our Strategos Capital Management, LLC (“Strategos”) ABS team.

We formed the initial fund in October 2007, which consummated its first closing in April 2008. From the inception of the first fund through December 31, 2009, we have launched three master funds. The first master fund has two feeder funds. One feeder fund is referred to as the onshore fund and is designed for investors that are non-tax-exempt United States taxpayers. Foreign and United States tax-exempt investors invest through a second feeder fund referred to as the offshore fund. The second master fund does not have feeder funds. The third master fund has an offshore feeder fund only. Investors hold limited partnership interests in the feeder funds (in the case of the first and third master fund) or in the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit GP, LLC (the “Deep Value GP”) serves as the general partner for the feeder funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit II GP, LLC (the “Deep Value GP II”), serves as the general partner for the offshore feeder fund (in the case of the third master fund). Deep Value GP and Deep Value GP II are collectively referred to as the Deep Value GPs.

We serve as external manager of Deep Value. We own 50% of the general partner of the first and second master funds and 40% of the general partner of the third master fund. In addition, we have made limited partnership investments in certain of the feeder funds.

The general terms of investments in Deep Value include a minimum capital contribution of $10 million (in the case of the first two master funds) and $1 million (in the case of the third master fund), no redemptions, no short sales, no leverage (in the case of the first two master funds) and leverage only if it is non-recourse and non-callable for the term or if leverage becomes available directly or indirectly through a government program (in the case of the third master fund), no trading with any Cohen-related entity except as part of an exit strategy, 10% maximum concentration of non-real estate related assets, 5% maximum concentration in any single issuer of securities, investment in assets located primarily in the United States, limit investments in securities paying dividends or interest income subject to United States withholding taxes, committed capital must be drawn within one year of the final closing, orderly liquidation upon certain events, and a 1.5% annual management fee paid quarterly.

One year from the final closings of each of the master funds, Deep Value will begin to distribute at least quarterly all net cash available for distribution as follows:

1. Return of Capital: 100% to the limited partner investors in proportion to their capital contributions until the aggregate cumulative distributions equal their aggregate capital contributions;

2. Preferred Return: 100% to the limited partner investors until each has received a return of 10% (in the case of the first two master funds) and 8.0% (in the case of the third master fund) compounded annually on their total capital contributions for the period that they were outstanding;

3. First Tier Incentive Fee: 80% to the general partner and 20% to the limited partners until the aggregate distributions made to the general partner equal 20% of the cumulative distributions made to all limited partner investors pursuant to the Preferred Return and this First Tier Incentive Fee; and

4. Second Tier Incentive Fee: 80% to the limited partner investors and 20% to the general partners.

We earn management fees based on the drawn committed capital of Deep Value during the first year after the final closing and thereafter based on the net asset value (“NAV”) of Deep Value; however, we do not earn management fees on our own investment in Deep Value. As described above, we could also earn an incentive fee based on the performance of Deep Value when the funds liquidate in three to five years. Deep Value has an expected term of three years from the final closing, but may be extended for one year by Deep Value’s general partner and may be extended for an additional year with the approval of Deep Value’s advisory board. The advisory board is comprised of representatives from select limited partners not affiliated with Deep Value’s general partner or us. In addition, we earn investment returns on our investment in Deep Value through our Principal Investing business segment.

We seeded Deep Value with an initial capital commitment of $15 million at their inception. During April to October 2008, $110 million of outside capital was committed to the first master fund. In February, July, September, and December 2009, an additional $25 million, $7 million, $8 million, and $42.5 million, respectively, of outside capital was committed to Deep Value. The initial capital commitments are fully drawn except the $42.5 million that was committed in December 2009, which is 20% drawn. Investors in Deep Value, which are closed end funds, do not have redemption rights. While Deep Value does not offer redemptions, we track NAV for informational and accounting purposes. As of December 31, 2009, the Deep Value master funds had a NAV of $225.3 million and an annual return of 49.5%. Of the $225.3 million, $19.2 million represented our net investment in Deep Value. In December 2009 and January 2010, Deep Value made its first distributions, in the amount of $4.1 million and $3.4 million, respectively, of net cash available for distribution as described above.

Brigadier

We have an investment in and serve as external manager of a series of investment funds and related entities that we refer to collectively as Brigadier. Brigadier, formed by us in 2006, is a series of investment funds that primarily earns investment returns by investing in various fixed income and credit-related investments and related securities through its master fund. Brigadier has a single master fund and two feeder funds. One feeder fund is referred to as the onshore feeder fund and is designed for investors that are non-tax-exempt U.S. tax payers. Foreign and U.S. tax-exempt investors invest through a second feeder fund referred to as the offshore feeder fund. We are the general partner and made an initial investment in the offshore feeder fund. In addition to being general partner of the onshore feeder fund, we have made an investment as a limited partner as well.

The primary investment activities of Brigadier focus on relative value strategies in the credit markets. Target assets include long and short exposure to corporate investment grade and high yield securities, MBS, structured credit and other related securities, derivatives, and indices.

The general terms of investments in Brigadier include a minimum initial capital contribution of $500,000, a one-year lock-up period, quarterly redemptions after the lock-up period upon 90 days notice, capital contributions accepted on the first business day of each quarter, no restrictions on the amount of leverage utilized, a 2.0% annual management fee paid quarterly, a 20% annual incentive fee on the excess net capital appreciation after deducting management fees payable only if the net capital is above its high water mark, and quarterly reporting requirements. All of these terms are subject to the discretion of its limited and general partnership agreements.

We earn management and incentive fees based on the performance of Brigadier. We do not earn management or incentive fees on our own investment in Brigadier; however, we do earn investment returns on our investment in Brigadier through our Principal Investing business segment.

For the year ended December 31, 2009, Brigadier had an annual return of -2.2% and since inception has had annualized returns of 15.7%. As of December 31, 2009, Brigadier had a combined NAV of approximately $12.5 million, of which $4.1 million represented our investment in Brigadier. We seeded Brigadier with an initial investment of $30 million at its inception. Our investment in Brigadier was at its highest level of $54.5 million in March 2008. Primarily in order to meet the repayment obligations of our bank debt, we began redeeming our investment in Brigadier in May 2008. During the ten-month period from May 2008 through February 2009, we redeemed $52.6 million of our investment in Brigadier. In April 2009, three key portfolio managers left Brigadier and Daniel G. Cohen was named chief investment officer. In January 2010, Brigadier has issued actual redemptions of $6.0 million and has pending an additional $7.2 million of redemption requests. We are not seeking to raise new capital for Brigadier.

In September 2008, Brigadier won an award for best “Long/Short Credit Hedge Fund—Relative Value” presented by CreditFlux magazine, a publication that covers the credit markets. The award was based on quantifiable return and volatility measures.

Permanent Capital Vehicles:

The objective of the permanent capital vehicles is to provide stockholders with attractive risk-adjusted returns and predictable cash distributions by investing in selected credit asset classes. Events in the financial markets over the last two years have challenged the investment strategy of our permanent capital vehicles. In general, poor credit performance reduces investor demand for the asset classes in which we specialize, thereby making it more difficult for us to raise additional capital into existing permanent capital vehicles.

EuroDekania

EuroDekania Limited (“EuroDekania”), is a Guernsey corporation that we manage. EuroDekania invests in hybrid capital securities of European banks and insurance companies, CMBS, RMBS and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds. EuroDekania began operations in March 2007 when it raised approximately €218 million in net proceeds from a private offering of securities, of which we invested €5.3 million.

Our Chairman and Chief Executive Officer, Daniel G. Cohen, serves as one of five members of the board of directors of EuroDekania. As of December 31, 2009, we owned 2% of EuroDekania’s outstanding shares, which were valued at $0.5 million. At December 31, 2009, EuroDekania had an estimated NAV of $19.7 million.

MFCA

Muni Funding Company of America, LLC (“MFCA”), is a Delaware limited liability company that we managed until March 18, 2009. MFCA primarily invests in securities that are exempt from United States federal income taxes either directly or through structured tax-exempt pass-through (“STEP”) vehicles which are similar in nature to CDOs, as well as other structured credit entities. MFCA began operations in June 2007 when it raised approximately $159 million of net proceeds from a private offering of securities, of which we invested $5.0 million. In June 2009, MFCA completed a rights offering in which we invested $0.6 million.

Our Chairman and Chief Executive Officer, Daniel G. Cohen, serves as a member of the board of directors of MFCA, and our President, Christopher Ricciardi, served as a member of the board of directors of MFCA until March 18, 2009. As of December 31, 2009, we owned approximately 3% of MFCA’s outstanding shares, which were valued at $2.4 million. At December 31, 2009, MFCA had a NAV of $90.2 million.

In February 2009, a new shareholder obtained a controlling interest in MFCA and requested that our management agreement with MFCA be assigned to a new management company controlled by the new majority shareholder. On March 18, 2009, we assigned the MFCA management agreement to that new management company. As a condition to the assignment, the assignee agreed to pay us an annual payment (“Revenue Share”) beginning in March 2012. The Revenue Share is calculated as 10% of the revenue the assignee earns under its management contract with MFCA to the extent that revenue exceeds $1.0 million per year.

Star Asia

Star Asia is a Guernsey company that is externally managed by Star Asia Management Ltd. (“Star Asia Manager”) which is a 50/50 joint venture between us and a third-party real estate investment management company. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of real estate investment trusts (“REITs”) and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. Star Asia began operations in March 2007 when it raised approximately $255 million in net proceeds from a private offering of securities, of which we invested $10.0 million. In April 2008, Star Asia completed a rights offering, raising approximately $49 million in net proceeds, of which we invested $7.0 million. In December 2008 and December 2009, we made follow-on investments of $0.4 million and $0.1 million, respectively, in Star Asia through secondary trades.

Our Chairman and Chief Executive Officer, Daniel G. Cohen, is one of seven members of the board of directors of Star Asia. As of December 31, 2009, we owned approximately 11% of Star Asia’s outstanding shares, which were valued at $14.1 million. At December 31, 2009, Star Asia had a NAV of $162.2 million.

Recently, the nature of Star Asia’s financing arrangements, the type of financial derivatives it entered into, and the currency risk arising from its investments have resulted in a significant decline in Star Asia’s unrestricted cash balances, primarily due to margin calls. As of December 31, 2009, Star Asia’s unrestricted cash balances totaled approximately $1.3 million. The risk of further margin calls associated with these arrangements and the general illiquid nature of Star Asia’s investments may negatively affect Star Asia’s ability to continue as a going concern.

Collateralized Debt Obligation Asset Classes:

A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of default, the lender will have recourse only to the assets securing the loan. We have originated assets for, served as co-placement agent for, and continue to manage this type of investment vehicle, which is generally structured as a trust. In addition, from time to time, we invested in some of the debt and equity securities initially issued in the deals, gains and losses of which are part of our Principal Investing business segment.

The current credit crisis has caused available liquidity, particularly through these and other securitizations, to decline precipitously. Our ability to accumulate assets for securitization effectively ended with the market disruption. We securitized $14.8 billion of assets in 16 trusts during 2006; $17.8 billion of assets in 16 trusts during 2007; $0.4 billion of assets in one trust during 2008; and zero assets in zero trusts during 2009.

These structures can hold different types of securities. Historically, we have focused on the following asset classes: (1) United States and European bank and insurance TruPS and subordinated debt; (2) United States ABS such as MBS and commercial real estate loans; (3) United States corporate loans; and (4) United States obligations of non-profit entities.

We generate asset management revenue for our services as asset manager. Recently, many of our sponsored collateralized debt obligations, particularly those where the assets are bank TruPS and ABS, have experienced asset deferrals, defaults, and rating agency downgrades that reduce our management fees. In 16 out of 19 of our ABS deals, the extent of the deferrals, defaults, and downgrades has caused credit-related coverage tests to trigger an event of default. Under an event of default, the senior debt holders in the structure can generally force a liquidation of the entity. To date, five of our ABS entities have been liquidated following an event of default. In addition, all of the bank TruPS entities we manage and all of the ABS entities we manage have experienced high enough level of deferrals, defaults, and downgrades to reduce our subordinated management fees to zero. In a typical structure, any failure of covenant coverage tests redirects cash flow to pay down the senior debt until compliance is restored. If compliance is or eventually restored, the entity will resume paying subordinated management fees to us, including those that accrued but remained unpaid during the period of non-compliance.

Our AUM increased from $965.8 million at December 31, 2003 to $16.2 billion at December 31, 2009, reflecting a compound annual growth rate of 60%, but has declined year-to-year since 2007. AUM refers to assets under management and equals the sum of: (1) the gross assets included in the collateralized debt obligations that we have sponsored and manage; plus (2) the gross assets accumulated and temporarily financed in warehouse facilities during the accumulation phase of the securitization process, which gross assets are intended to be included in collateralized debt obligations; plus (3) gross assets of a portfolio that we managed for RAIT Financial Trust (“RAIT”); plus (4) the NAV of the permanent capital vehicles and investment funds we manage; plus (5) the NAV of other managed accounts. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our AUM measure includes, for instance, certain AUM for which we charge either no or nominal fees such as our assets in the accumulation phase for future securitization. Our definition of AUM is not based on any definition of AUM contained in any of our management agreements.

As of December 31, 2009, we had four subsidiaries that act as collateral managers and investment advisors to the collateralized debt obligations that we manage. Each of these entities is a registered investment advisor under the Investment Advisers Act.

Subsidiary	Product Line	Asset Class
Cohen & Company Financial Management, LLC	Alesco	Bank and insurance TruPS, subordinated debt

Dekania Capital Management, LLC	Dekania U.S., Dekania Europe 1 & 2	Bank and insurance TruPS, subordinated debt

EuroDekania Management Limited	Neptuno III, Dekania Europe 3, Xenon	Corporate loans, broadly syndicated leverage loans, bank and insurance TruPS and subordinated debt, commercial real estate debt

Strategos Capital Management, LLC	Kleros, Libertas, Scorpius	ABS

The value to us of a collateralized debt obligation structure was derived from the arbitrage between the cost of borrowing and the return profile of the underlying collateral. With our asset classes, we sought to maximize the spread differential between the yield on the underlying collateral and our cost of financing. In addition, each portfolio was structured to maximize relative value based on our credit views and maximize diversification in order to minimize the effect of isolated credit events on the overall portfolio. Our management of the portfolio utilizes our infrastructure to minimize defaults of underlying assets and to maximize recoveries in the case of defaults.

We sought to achieve diversification of overall asset exposure. Thus, collateralized debt obligations were structured across a range of sectors to maximize portfolio diversification and to minimize correlation among the expected performance of our various asset classes.

The chart below shows the growth in our AUM by product line from December 31, 2003 through December 31, 2009.

	As of December 31,
	2003	2004	2005	2006	2007	2008	2009
	($ in millions)
Alesco	$666	$2,433	$4,385	$7,733	$9,404	$8,566	$7,110
Dekania U.S.	300	700	690	676	674	654	615
Dekania Europe(1)	—	—	357	789	1,295	1,625	1,570
Emporia(2)	—	—	287	739	1,159	1,170	—
Kleros	—	—	996	8,788	19,637	9,341	5,308
Libertas	—	—	—	584	3,282	412	86
Scorpius	—	—	—	1,510	1,415	441	—
Non-Profit(3)	—	—	—	203	397	391	—
Neptuno(1)	—	—	—	—	618	887	881

Total Completed Collateralized Debt Obligations AUM	966	3,133	6,715	21,022	37,881	23,487	15,570
Pre-Close Collateralized Debt Obligations AUM	—	858	3,134	6,000	984	177	—
RAIT AUM(4)	—	—	4,551	5,051	4,310	—	—
Permanent Capital Vehicles, Investment Funds and Other	—	—	—	317	748	627	636

Total AUM	$966	$3,991	$14,400	$32,390	$43,923	$24,291	$16,206

(1)	Dekania Europe and Neptuno portfolios are denominated in Euros; for purposes of this presentation they have been converted to U.S. dollars at the prevailing exchange rates at the points in time presented.
(2)	On February 27, 2009, we completed the sale of our Emporia contracts to an unrelated third party. For more information see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 51.
(3)	On March 18, 2009, we completed the assignment of our Non-Profit contract to an unrelated third party. For more information see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 51.
(4)	In 2005, we formed Taberna Realty Finance Trust (“Taberna”) and spun it off in a private offering shortly after it was formed to RAIT. Through June 2008, we provided oversight and monitoring services to RAIT for a portfolio of whole loans owned by RAIT. For more information see note 2 to “Selected Financial Data” presented on page 48 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 51.

A description of each of our remaining collateralized debt obligation product lines is set forth below.

Alesco, Dekania, and Xenon. Cohen & Company Financial Management, LLC manages our Alesco platform. Dekania Capital Management, LLC manages the first four Dekania deals that were issued, which include both Dekania U.S. (denominated in U.S. dollars) and Dekania Europe (denominated in Euros) structures. EuroDekania Management manages the last Dekania Europe and the only Xenon deal that was issued, which are both Euro-denominated. From the inception of these asset classes in September 2003 through December 31, 2009, we have originated or placed approximately $11.9 billion in subordinated financing in the form of TruPS and surplus notes issued by banks, bank holding companies, thrift holding companies, and insurance companies in the United States and Europe. As of December 31, 2009, we managed 17 Alesco deals, two Dekania U.S. deals, three Dekania Europe deals, and one Xenon deal. These 23 entities have provided funding to 718 small and mid-sized banks, thrifts and insurance companies; of these credits, 49 have defaulted and 91 are deferring interest payments as of December 31, 2009. We have developed a network of nearly 30 third-party origination partners to source collateral across the United States and in Europe. We have eight professionals who are primarily focused on the Alesco/Dekania/Xenon programs.

In general, our Alesco and Dekania deals have the following terms. We receive senior and subordinate management fees, and there is a potential for incentive fees on certain deals if equity internal rates of return are greater than 15%. We can be removed as manager without cause if 66.7% of the rated Noteholders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior noteholders vote to remove us when certain over-collateralization ratios are below 100%. We can be removed as manager for cause if a majority of the controlling class of noteholders or a majority of equity holders vote to remove us. Cause includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a non-call period for the equity holders, which ranges from three to six years. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as it generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. In ten years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction for the collateral, which will only be executed if the highest bid results in enough proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction has not been successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to principal of the rated notes. Any failure of over-collateralization coverage tests redirects interest to paying down notes until compliance is restored. The securities mature 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior noteholders can declare the principal and accrued and unpaid interest immediately due and payable.

In general, the Xenon deal has the following terms. We receive senior and subordinate management fees, and there is no potential for incentive fees. We cannot be removed as manager without cause. We can be removed as manager for cause if a majority of the security holders or a majority of subordinated security holders vote to remove us. Cause includes unremedied violations of the portfolio management agreement or trust agreement, breach of the portfolio management agreement that is not cured within 45-60 days, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution, the occurrence of an event of default, or becoming subject to taxes that could be reduced by removing the manager. A majority of the subordinated security holders can trigger an optional redemption as long as it generates sufficient proceeds to cover all principal and accrued interest on the senior securities and all expenses. The securities mature in four years from closing. An event of default will occur if default occurs for a period of three days or more in the payment of any sum due in respect of the securities, failure to perform or observe any obligation under the portfolio management agreement or trust agreement, or if any order is made by any competent court or any resolution passed for the winding-up or dissolution of the issuer other than for the purposes of amalgamation, merger, consolidation, reorganization or other similar arrangements on terms approved by the trustee. While an event of default exists, a majority of the senior security holders can declare the principal and accrued and unpaid interest immediately due and payable.

Our aggregate Alesco, Dekania, and Xenon AUM have increased from approximately $965.8 million as of December 31, 2003 to approximately $9.3 billion as of December 31, 2009, reflecting a compound annual growth rate of 46%. The growth in Alesco, Dekania, and Xenon AUM is shown below. The Dekania Europe and Xenon deals have Euro denominations, which have been converted to U.S. dollars at the prevailing exchange rate at the time of the period presented.

Kleros/Libertas/Scorpius. Strategos manages our Kleros, Libertas, and Scorpius programs. We have completed 13 deals under the Kleros and Kleros Real Estate brand names, collateralized by high grade RMBS (generally backed by securities initially rated single A or higher). We have also completed five deals under the Libertas brand name, collateralized by mezzanine grade ABS (generally backed by securities initially rated BBB on average), and one deal under the Scorpius brand name, collateralized by synthetic mezzanine grade ABS (generally backed by synthetic or credit default swap securities). During 2008, as a result of continued turmoil in the credit markets and the real estate sector in particular, one of the Kleros Real Estate and two of the Libertas deals were liquidated. In 2009, the one Scorpius deal and one of the Kleros deals were liquidated. Strategos employs eight professionals.

In general, our Kleros and Libertas deals have the following terms. We receive senior management fees. All of the subordinate management fees have been deferred with no potential for collection, and there is no potential for incentive fees. Typically, we cannot be removed as manager without cause. We can be removed as manager for cause if 66.7% of the controlling class of noteholders or a majority of equity holders vote to remove us. In general, cause includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution, as well as an event of default. Certain of the deals have a reinvestment period after closing, which ranges from three to five years, during which the manager may sell and purchase collateral for the portfolio; such reinvestment period is terminated upon the occurrence of an event of default. Typically, there is a three or four year non-call period for the equity holders. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as it generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. In seven or eight years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction for the collateral, which will only be executed if the highest bid results in enough proceeds to pay all principal and accrued interest on the notes and all expenses. There is no protection for equity holders in an auction call. If the auction has not been successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to principal of the rated notes. The securities mature 40-45 years from closing. An event of default will occur if certain credit covenant ratios drop below specific levels. While an event of default exists, a majority of the senior noteholders can declare the principal and accrued and unpaid interest immediately due and payable. Only two of our Kleros deals and one of our Libertas deals have not yet triggered an event of default.

AUM in our Kleros, Libertas, and Scorpius product lines increased from $996.0 million as of December 31, 2005 to $24.3 billion as of December 31, 2007, reflecting a compound annual growth rate of 394%. This period of rapid growth was driven by high levels of home price appreciation as well as the loosening of mortgage underwriting standards which generated record mortgage origination volume. In 2007, many regions of the country started reporting declining home prices. The aggressive underwriting standards and declining home prices led to higher than anticipated delinquencies, defaults, and losses. During the period from December 31, 2007 to December 31, 2009, our Kleros, Libertas, and Scorpius AUM dropped by 78%, which was caused by the liquidations, deferrals, defaults, and downgrades discussed above. The change in Kleros, Libertas, and Scorpius AUM is shown below.

Neptuno. EuroDekania Management acts as junior investment manager to Neptuno CLO III B.V. (“Neptuno III”), a limited liability company incorporated under the laws of The Netherlands. The lead investment management partner on this deal is a large European bank. Neptuno III is comprised of European broadly syndicated corporate loans. We completed Neptuno III in December 2007. Neptuno III provided funding to 82 large corporations; of these credits, three have defaulted as of January 12, 2010. Neptuno III AUM was $617.6 million at December 31, 2007, $886.7 million at December 31, 2008 and $881.2 million at December 31, 2009. Neptuno III has a Euro denomination, which has been converted to U.S. dollars at the prevailing exchange rate at the time of the period presented.

In general, Neptuno III has the following terms. We receive senior and subordinate management fees, and there is no potential to earn incentive fees. We cannot be removed as junior investment manager without cause. We can be removed as junior investment manager for cause if 66.7% of the senior noteholders and 66.7% of the equity holders vote to remove us. Cause includes unremedied violations of the collateral management agreement or trust deed, breach of the collateral management agreement that is not cured within 30-60 days, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a six year reinvestment period after closing during which the manager may sell and purchase collateral for the deal. After the last day of the reinvestment period, collateral principal collections will be applied to the notes sequentially. There is a three year non-call period for the equity holders. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as it generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. Any failure of over-collateralization coverage tests redirects interest to paying down notes until compliance is restored. Any failure of interest diversion tests during the reinvestment period redirects interest to purchasing collateral until compliance is restored. The maturity of the securities is 17 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior noteholders can declare the principal and accrued and unpaid interest immediately due and payable.

Principal Investing

Our Principal Investing business segment is comprised primarily of our seed capital investments in our investment vehicles, as well as investments in structured products that were made by AFN prior to the Merger, and the related gains and losses that they generate.

Investment in our Investment Funds

Brigadier. We seeded Brigadier with an initial investment of $30 million at its inception in May 2006. This initial investment has been subsequently impacted by the fund’s returns as well as our redemptions. The change in value that is a result of the fund’s returns is what flows through our Principal Investing business segment statement of operations. During 2009, Brigadier had an annual return of -2.2% and we recorded $0.1 million of investment gains on our investment in Brigadier. Our investment in Brigadier was valued at $4.1 million at December 31, 2009. Our investment in Brigadier was at its highest level of $54.5 million in March 2008. Primarily in order to meet the repayment obligations of our bank debt, during 2008 and the first three months of 2009, we redeemed $52.6 million of our investment in Brigadier.

Deep Value. We seeded Deep Value with an initial capital commitment of $15 million at their inception in April 2008. The initial capital commitment was drawn during the following six months and is currently fully drawn. This initial investment has been subsequently impacted by the fund’s returns and distributions. As they are closed-end funds, investors in Deep Value do not have redemption rights. In December 2009 and January 2010, Deep Value made its first distributions, in the amounts of $4.1 million and $3.4 million, respectively, of net cash available for distribution and we received $0.5 million and $0.3 million, respectively, of these distributions. During 2009, Deep Value had an annual return of 49.5%. We recorded $6.3 million of investment gains on our net investment in Deep Value. Our net investment in Deep Value was valued at $19.2 million at December 31, 2009.

Investments in Permanent Capital Vehicles

EuroDekania. We made an initial investment of €5.3 million in EuroDekania in its initial private offering of securities in March 2007. In addition to changes in the NAV of the entity, the value of our investment is impacted by changes in the U.S. dollar-Euro currency exchange rate due to the fact that our investment in EuroDekania is denominated in Euros. During 2009, we recorded $1.0 million of investment losses on our investment in EuroDekania. Our 525,002 shares of EuroDekania were valued at $0.5 million at December 31, 2009.

MFCA. We made an initial investment of $5.0 million in MFCA in its initial private offering of securities in June 2007 and a follow-on investment of $0.6 million in its rights offering of securities in June 2009. During 2009, we recorded $1.1 million of investment gains on our investment in MFCA. Our 1,000,200 shares of MFCA were valued at $2.4 million at December 31, 2009.

Star Asia. We made an initial investment of $10.0 million in Star Asia in its initial private offering of securities in March 2007, a follow-on investment of $7.0 million in its rights offering of securities in April 2008, a follow-on investment of $0.4 million in a secondary trade in December 2008, and a follow-on investment of $0.1 million in a secondary trade in December 2009. During 2009, we recorded $3.4 million of investment gains on our investment in Star Asia. Our 583,000 shares of Star Asia were valued at $14.1 million, or $24.11 per share, at December 31, 2009. Recently, the nature of Star Asia’s financing arrangements, the type of financial derivatives it entered into, and the currency risk arising from its investments have resulted in a significant decline in Star Asia’s unrestricted cash balances, primarily due to margin calls. As of December 31, 2009, Star Asia’s unrestricted cash balances totaled approximately $1.3 million. The risk of further margin calls associated with these arrangements and the general illiquid nature of Star Asia’s investments may negatively affect Star Asia’s ability to continue as a going concern.

Other Investments

Investments in Publicly Traded Equity Securities. In March 2005, we sponsored the formation of Taberna. Taberna was a separate company through which we spun off our business of originating TruPS issued by REITs and sponsoring and managing investment vehicles collateralized by those assets. We did not manage Taberna. In December 2006, Taberna was acquired by RAIT, a publicly-traded REIT (NYSE: RAS). Our Chairman and Chief Executive Officer, Daniel G. Cohen, is the former Chief Executive Officer and was a trustee of RAIT until he resigned from this position on February 26, 2010. During 2009, we recorded $0.7 million of investment losses on our investment in RAIT. We owned 510,434 common shares of RAIT, which were valued at $0.7 million, or $1.31 per share, at December 31, 2009.

Investments in Collateralized Debt Obligation Securities. We have invested in various original issuance collateralized debt obligations securities of the deals we have sponsored and certain other deals that we have not sponsored. In addition, upon the closing of the Merger, we assumed ownership of the investments that AFN had made prior to the closing of the Merger. As of December 31, 2009, we had approximately $2.6 million in fair value of these collateralized debt obligation securities. During 2009, we recorded $3.6 million of investment losses on our investments in such securities.

Investments in Equity Method Affiliates. We have three investments that are classified as equity method affiliates: Star Asia Manager, Deep Value GP, and Deep Value GP II. Dekania Corp., (“DEKU”) was an equity method affiliate that was liquidated in February 2009. For a discussion of the equity method affiliates accounting see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 51.

•

Star Asia Manager. We have an investment in Star Asia Manager, which serves as external manager to Star Asia. We and our joint venture partner each own 50% of Star Asia Manager. Therefore, the value of our investment in Star Asia Manager changes by 50% of Star Asia Manager’s net income or loss. As of December 31, 2009, our investment in Star Asia Manager was valued at $0.3 million. During 2009, we recorded $0.9 million of income from equity method affiliates related to our investment in Star Asia Manager. Our investment declined by $0.9 million from December 31, 2008 to December 31, 2009 related to three return-of-investment distributions in 2009.

•

Dekania Corp. We sponsored the formation of DEKU, a business combination company. DEKU completed a $97 million public offering in February 2007 and was listed on the NYSE Amex, formerly the American Stock Exchange, under the symbol “DEK.” Immediately prior to the public offering, we invested $2.5 million in a private placement offering of the shares of DEKU. The private placement shares held by us were not registered with the U.S. Securities and Exchange Commission (“SEC”). A business combination company is formed for the purpose of acquiring one or more unidentified businesses. DEKU intended to acquire or merge with an insurance company incorporated in the United States, Canada, Bermuda, or the Cayman Islands whose insurance risk is based in the United States. DEKU’s attempts at completing such an acquisition or merger were unsuccessful.

In February 2009, DEKU liquidated and distributed its funds from the trust account, established as part of its initial public offering, to the holders of shares of common stock sold in the initial public offering. We (through our existing letter of credit arrangement) paid $2.6 million to the trust in conjunction with its liquidation. Additionally, we wrote off our equity method investment in DEKU for a total charge of $4.5 million. On February 27, 2009, DEKU filed a Certification of Termination of Registration on Form 15 with the SEC for the purpose of deregistering its securities under the Exchange Act. As a result, DEKU is no longer a public reporting company, its securities ceased trading on the NYSE Amex on February 18, 2009, and it was removed from listing and registration on the NYSE Amex on March 2, 2009. For more information see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 51.

•

Deep Value GP. We serve as external manager of Deep Value and we own 50% of the general partner of the onshore and offshore feeder funds of Deep Value (the “Deep Value GP”). Therefore, the value of our investment in Deep Value GP changes by 50% of Deep Value GP’s net income or loss. We made an initial investment in Deep Value GP of $100,000 in May 2008. As of December 31, 2009, our investment in Deep Value GP was approximately $0.1 million. During 2009, we recorded approximately $30,000 of gain from equity method investments related to our investment in Deep Value GP.

•

Deep Value GP II. We serve as external manager of Deep Value II and we own 40% of the general partner of the offshore feeder fund of Deep Value II (the “Deep Value GP II”). Therefore, the value of our investment in Deep Value GP II changes by 40% of Deep Value GP II’s net income or loss. We made an initial investment in Deep Value GP II of $45,000 in December 2009. As of December 31, 2009, our investment in Deep Value GP II was approximately $37,000. During 2009, we recorded approximately $8,000 of loss from equity method investments related to our investment in Deep Value GP II.

Interest and Dividend Income

In the Principal Investing business segment, we also earn interest and dividend income on our investments classified as other investments, at fair value. During 2009, we recorded $1.4 million of interest and dividend income from our investments in EuroDekania, collateralized debt obligation securities, and legacy AFN investments. The $1.4 million consists of the following: EuroDekania dividends of $0.17 million, interest income on CDO securities of $0.9 million, and interest income on legacy AFN investments of $0.36 million. The legacy AFN investments were included in the results only from December 16, 2009 (the closing date of the Merger) through December 31, 2009. Additionally, we earned interest on cash of $0.1 million in 2009.

Competitive Strengths

We believe that the recent merger of Cohen Brothers and AFN creates a firm with a strong financial position that is well positioned for growth and profitability. By taking advantage of what we perceive as our competitive strengths, we will seek to grow our business and deliver superior returns for our investors and stockholders:

Client Relationships. We maintain long-standing relationships with institutional investors. Our knowledge of structured financial instruments permits us to provide value to the investors in these securities, which has allowed us to continue to grow our business during times of unprecedented market dislocation and change.

Alignment with Our Investors and Stockholders. It is very important to us to have our interests aligned with those of our investors and stockholders. To that end, we invest capital in each of our businesses and promote a culture of employee stock ownership. We have made investments in each of our permanent capital vehicles and investment funds, as well as tranches of many of the collateralized debt obligations we have sponsored. In addition, a significant portion of the compensation of our senior management and investment professionals is based on the performance of our investment vehicles. As of December 31, 2009, our directors and senior management owned in excess of 50% of our outstanding equity interests (units convertible into Common Stock).

Variable Cost Structure, Efficient and Scalable Operations. Many of our professionals work under variable compensation arrangements, which pay for performance, but do not generate significant compensation expense in the absence of revenue creation. Our credit analysis, structuring and risk management expertise, together with our quantitative analytical capability and infrastructure of information technology, accounting, legal and other professionals with significant experience in our businesses, allows us to easily and quickly expand into new credit-based asset classes without incurring significant additional costs. During the current credit crisis, we reacted quickly to maintain attractive operating performance through workforce reductions, cost cutting and repositioning investment professionals.

Management Arrangements Generate Recurring Fee Income. We manage investment vehicles pursuant to management agreements that typically generate recurring fee income during the life of the investment vehicle. In general, it is difficult for the investment vehicles to terminate our management arrangements in the absence of wrongdoing by us. However, as noted above, certain of our investment vehicles are liquidating or experiencing a high level of deferrals, defaults and downgrades that negatively impact our management fees and certain of our permanent capital vehicles are also experiencing NAV erosion.

Comprehensive Platform; Experienced Management. We have the capabilities and infrastructure to underwrite, originate and manage collateral; trade and distribute structured credit products; and create innovative alternative investment funds. Daniel G. Cohen and Christopher Ricciardi each have almost 20 years of experience in structured finance, capital markets, and asset management. Our executive management team is supported by a team of professionals who also have significant experience in our industries. We believe that our comprehensive capabilities and experienced personnel position us for continued growth.

Proprietary Operations Systems. Our proprietary operations software is complemented by third party systems and is designed with inherent flexibility to respond in real-time to changing client needs and to satisfy capacity to grow assets for existing and new investment products and strategies. Our technology and analytics systems incorporate underlying asset data, credit and surveillance systems, compliance monitoring tools, cash flow models and an investor reporting website. We believe that the investment in our internal systems is a driver for significant revenue growth without significant additional expense.

Extensive Risk Management Expertise. Measuring, understanding and controlling risk is fundamental to the way we do business. We employ sophisticated qualitative and quantitative institutional risk management systems to monitor and manage our exposure across our business lines. We have adopted formalized risk management policies and procedures. These policies and procedures are designed to limit loss frequency and severity. Consequently, we place significant emphasis on managing loss severity should losses occur. Our risk management group oversees and strives to take a proactive role in the effective management of the various financial and other associated risks in the normal course of our business activities. It gathers and analyzes data, monitors investments and markets in detail, and constantly strives to better quantify, qualify and circumscribe relevant risks.

Growth Strategy

Our growth strategy is to continue to capitalize on current market conditions and enhance our sales and trading capabilities, as well as to leverage our asset management expertise to create innovative new investment funds. In addition, we may pursue an acquisition strategy as consolidation in our industry intensifies. We plan to achieve these objectives through the following strategies:

Enhance Capital Markets Capabilities. Over the past two years, our Capital Markets segment has transitioned from dealing primarily in TruPS and structured credit securities to trading a wide range of credit-based fixed income securities. We have built our sales and trading platform with over 75 hires and increased production in existing products while adding capabilities in new products. We have been able to take advantage of the unprecedented dislocation in the structured finance market and plan to continue to do so. We will continue to look to hire talented sales and trading professionals to expand our Capital Markets business segment geographically, by asset class, and by client relationships. While we are not optimistic about our new issue business returning in its historical form in the near future, there are other potential near term new issue opportunities in the credit markets. Most of the immediate opportunities are a result of government sponsored programs such as SBA loan pooling, Federal Home Loan Bank underwriting, and CMO issuance. We believe that eventually a more normalized new issue credit and securitization market will develop. We would expect to be an active participant in such a market.

Maintain Solid Performance. We believe the most effective strategy for continuing the growth of our businesses is to align our economic interests with those of our investors and to deliver strong investment performance. Crucial to this strategy is our ability to devote time, attention, energy, resources and expertise to effectively manage our investment vehicles. In particular, we believe that our highly disciplined investment process, intensive credit analysis and fundamental research, and our “hands-on” approach to asset management and risk management will enable us to continue to create value in and maintain the solid performance of our investment vehicles. While the unprecedented turmoil in the credit markets has created incredible challenges, we continue to work constantly to improve the performance of our investment vehicles. Virtually all of our investment vehicles have a long duration. While the past two years have been challenging, we have many years in which to work towards improving performance.

Create Innovative Investment Opportunities. We intend to continue to selectively diversify our business into new alternative asset strategies. We focus on assets in sectors where our professionals have significant expertise and relationships, such as middle-market banking, insurance and real estate. We have successfully redeployed our ABS team to work on investment funds focusing on distressed real estate assets, and we believe that we are well positioned to execute similar initiatives in our other business lines. We continually explore a number of investment funds that would capitalize on the strengths of our professionals. In addition, we have a broad base of institutional and high net worth individual investors who have traditionally supported our new business initiatives, although there is no assurance that they will continue to do so.

Pursue Acquisition Opportunities. We plan to actively pursue opportunities to acquire complementary asset management and capital markets businesses. Throughout 2009 and into 2010, turmoil in the industry continued and we believe that many of our competitors in the asset management space may consider selling assets and management contracts in order to raise capital. We will continue to pursue revenue and earnings growth through a management contract roll-up strategy and believe we are well positioned to execute such a strategy. Our asset management and analytics professionals will evaluate opportunities to acquire ongoing management fee streams as they arise. In addition, we will consider expanding our Capital Markets segments by acquiring smaller broker dealer sales and trading operations that expand and enhance our existing capabilities to the extent attractive opportunities exist.

Capitalize on Our Reputation and Management Experience. We believe that the strength of our reputation in the industry provides us with a significant advantage in attracting talent and outside capital. We draw upon the expertise of our professionals in each of our asset classes to create a comprehensive investment management platform. We have assembled a team of 142 investment professionals and support staff to deliver focused idea generation and execution across our businesses.

Technology and Analytics

We invest significant resources in technology, including purchasing leading data and software licenses where suitable products exist, and developing software for functionality that is unique to our needs and is not available in any vendor product. The technology and analytics group is made up of seven professionals. These individuals have extensive experience supporting systems and developing software for our investment-related businesses.

The technology and analytics group provides us with an extensive investment platform:

•

Stable Technology Infrastructure. Dedicated professionals support our corporate computer network, which is secured from the outside world by a firewall. All file servers including production databases are backed up on a daily basis and tapes taken off-site for business continuity purposes.

•	Asset Data Licenses. We subscribe to leading market data vendors providing security terms, ratings, pricing, and other performance metrics.

•

Portfolio Management / Trading System. Our asset management businesses use a proprietary in-house portfolio management system featuring automated asset data feeds, a centralized asset database for managing exposures across deals, asset pipeline and ramp-up tracking information, credit data used in the initial investment decision, and up-to-date asset performance data for timely surveillance of all assets. Our Capital Markets business uses the same platform to track trade data as well as to access an extensive security database containing indicative and performance data on over 100,000 securities.

•

Loan Level Mortgage Database. We host a leading vendor loan level mortgage database on our servers and have developed proprietary tools for analyzing the data and automating scenario analysis using the vendor loan level model.

•

Structured Products Cash Flow Model. Our proprietary cash flow model provides a flexible, controlled environment for modeling structured finance transactions. Using this platform, our structuring team models all such transactions to which we are a party as collateral manager or placement agent. The model performs detailed scenario analyses, including rating agency stress analysis. After closing, all transactions are modeled in a third-party vendor application, which we access for performing ongoing scenario analysis.

•

External Website with Investor Reporting. Our website’s secure login area allows investors (in our investment vehicles) to easily access portfolio information online. The website is updated continually to provide investors with the most recent information and to better facilitate interaction. The website includes monthly trustee reports, asset manager periodic and special reports and other performance information on investments. Providing such information helps us to provide transparency to our investors and achieve a high level of satisfaction.

Risk Management Policies and Procedures

Measuring, understanding and controlling risk is fundamental to the way we do business. Our risk management group oversees and strives to take a proactive role in the effective management of the various financial and other associated risks in the normal course of our business activities. It gathers and analyzes data, monitors investments and markets in detail and constantly strives to better quantify, qualify and circumscribe relevant risks. The key functions of the risk management group include:

•	monitoring all of our trading-related activities, including market risk, credit risk, documentation and data integrity;

•	identifying material market, credit, compliance and operational risks;

•	providing clarity and transparency as to all levels of risk-taking in our business lines;

•	controlling mark-to-market valuation through a comprehensive price testing exercise and intra-month checks of large positions;

•	error monitoring; and

•	net capital monitoring.

In order to facilitate the risk monitoring and reporting process, we have formed a risk committee whose members include Christopher Ricciardi, James J. McEntee, III (former chief executive officer of AFN), Joseph W. Pooler, Jr., and Constantine Boyadjiev, our chief risk officer and head of the risk management group. The risk committee’s function covers all aspects of risk and may choose to analyze particular trades or certain classes of investment activities. Our risk committee meets monthly. The committee may call on other employees of the Company to be present in order to properly evaluate specific situations.

Employees

As of December 31, 2009, we employed a total of 142 professionals and support staff. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other securities firms. None of our employees is subject to any collective bargaining agreements.

Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms or investment firms. Daniel G. Cohen, Christopher Ricciardi and Joseph W. Pooler, Jr., are our executive operating officers, and biographical information relating to each of these officers can be found in “Part III — Item 10 — Directors and Executive Officers and Corporate Governance — Names of Executive Officers and Biographical Information” beginning on page 103.

Competition

All areas of our business are intensely competitive and we expect them to remain so. We believe that the principal factors affecting competition in our business include client relationships, reputation, quality and price of our products and services, market focus and the ability of our professionals.

Our competitors are other public and private asset managers, investment banks, brokerage firms, merchant banks, and financial advisory firms. We compete globally and on a regional, product or niche basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. Certain of these competitors continue to raise additional amounts of capital to pursue business strategies which may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader business relationships.

In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, including among many of our former competitors. In particular, a number of large commercial banks have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, and insurance. Many of these firms also have more extensive investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our business. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors.

Competition is intense for the recruitment and retention of experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and motivate our existing professionals and attract new professionals. See “Item 1A — Risk Factors” beginning on page 19.

Regulation

Certain of our subsidiaries, in the ordinary course of their business, are subject to extensive regulation by government and self-regulatory organizations both in the United States and abroad. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets. These regulations are designed primarily to protect the interests of the investing public generally and thus cannot be expected to protect or further the interests of our company or our stockholders and may have the effect of limiting or curtailing our activities, including activities that might be profitable.

Our subsidiaries include: CCS, a United States registered broker-dealer regulated by FINRA and subject to oversight by the SEC; EuroDekania Management (previously known as Cohen & Company Financial Limited), a U.K. company regulated by the FSA; and Brigadier Capital Management, LLC, Cohen & Company Financial Management, LLC, Cohen & Company Management, LLC, Dekania Capital Management, LLC, and Strategos, each of which is a registered investment advisor regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

Certain of our businesses are also subject to compliance with laws and regulations of United States federal and state governments, non-United States governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by financial authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or abroad, may directly affect our mode of operation and profitability.

The United States and non-United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders and/or the suspension or expulsion of a broker-dealer or its directors, officers or employees. See “Item 1A — Risk Factors” beginning on page 19.

United States Regulation. CCS is registered as a broker-dealer with the SEC, is licensed to conduct business in each of the 50 states and the District of Columbia, and is a member of and regulated by FINRA. Our broker-dealer subsidiary is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers and employees. FINRA has the power to expel, fine and otherwise discipline member firms and their employees for violations of these rules and regulations. Our United States broker-dealer subsidiary is also licensed as a broker-dealer in each of the 50 states of the United States and the District of Columbia, requiring us to comply with the laws, rules and regulations of each state. Each state may revoke the license to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees.

The SEC, FINRA and various other regulatory agencies within and outside of the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The net capital rule under the Exchange Act requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, the net capital rule under the Exchange Act and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain capital withdrawals.

If these net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, our operations that require the intensive use of capital would be limited. A large operating loss or charge against our net capital could adversely affect our ability to expand or even maintain current levels of business, which could have a material adverse effect on our business and financial condition.

Our investment advisor subsidiaries are registered with the SEC as investment advisers and are subject to the rules and regulations of the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers including record-keeping, operational and marketing requirements, disclosure obligations, limitations on principal transactions between an adviser or its affiliates and advisory clients and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers are also subject to certain state securities laws and regulations.

We are also subject to the USA PATRIOT Act of 2001, which has imposed new obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and customer verification, and other compliance policies and procedures. The conduct of research analysts is also the subject of rule-making by the SEC, FINRA and the federal government through Sarbanes-Oxley. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these new requirements may result in monetary, regulatory and, in the case of the USA PATRIOT Act, criminal penalties.

Foreign Regulation. Our U.K. subsidiary, EuroDekania Management, is authorized and regulated by the FSA. EuroDekania Management has FSA permission to carry on the following activities: (1) advising on investments; (2) arranging (bringing about) deals in investments; (3) making arrangements with a view to transactions in investments; (4) dealing in investments as agent; and (5) managing investments. An overview of key aspects of the U.K.’s regulatory regime which apply to EuroDekania Management is set out below.

Ongoing regulatory obligations. As an FSA regulated entity, EuroDekania Management is subject to the FSA’s ongoing regulatory obligations, which cover the following wide-ranging aspects of its business:

Threshold conditions: The FSA’s Threshold Conditions Sourcebook sets out five conditions which all U.K. authorized firms, including EuroDekania Management, must satisfy in order to become and remain authorized by the FSA. These relate to having adequate legal status, an appropriate location for the firm’s registered or head office, fit and proper links, adequate financial and non-financial resources, and the suitability to be and to remain authorized.

Principles for Businesses: EuroDekania Management is expected to comply with the FSA’s high-level principles, set out in the Principles for Businesses Sourcebook, (the “Principles”). The Principles govern the way in which a regulated firm conducts business and include obligations to conduct business with integrity, due skill, care and diligence, to have appropriate regard to customers’ interests, to ensure adequate and appropriate communication with clients, and to ensure appropriate dialogue with regulators (both in the U.K. and overseas).

Systems and controls: One of the FSA’s Principles requires a regulated firm to take reasonable care to organize and control its affairs responsibly and effectively, with adequate risk management systems. Consequently, the FSA imposes overarching responsibilities on the directors and senior management of a regulated firm. The FSA ultimately expects the senior management of a regulated firm to take responsibility for determining what processes and internal organization are appropriate to its business. Key requirements in this context include the need to have adequate systems and controls in relation to: (1) senior management arrangements and general organizational requirements; (2) compliance, internal audit and financial crime prevention; (3) outsourcing; (4) record keeping; and (5) managing conflicts of interest.

Conduct of business obligation. The FSA imposes conduct of business rules which set out the obligations to which regulated firms are subject in their dealings with clients and potential clients. EuroDekania Management has FSA permission to deal only with eligible counterparties and professional clients in relation to most of the regulated activities it conducts. The exception to this is that when it conducts the regulated activity of making arrangements with a view to transactions in investments, EuroDekania Management may deal only with retail and professional clients. The detailed level of the conduct of business rules with which EuroDekania Management must comply is dependent on the categorization of its clients, which should be considered in the context of the regulated activity being performed. These rules include requirements relating to the type and level of information which must be provided to clients before business is conducted with or for them, the regulation of financial promotions, procedures for entering into client agreements, obligations relating to the suitability and appropriateness of investments and rules about managing investments and reporting to clients.

Reporting. All authorized firms in the U.K. are required to report to the FSA on a periodic basis. EuroDekania Management’s reporting requirements are based on its scope of permissions. The FSA will use the information submitted by EuroDekania Management to monitor it on an ongoing basis. There are also high level reporting obligations under the Principles, whereby EuroDekania Management is required to deal with the FSA and other regulators in an open and co-operative way and to disclose to regulators appropriately anything relating to it of which the regulators would reasonably expect notice.

FSA’s enforcement powers. The FSA has a wide range of disciplinary and enforcement tools which it can use should a regulated firm fail to comply with its regulatory obligations. The FSA is not only able to investigate and take enforcement action in respect of breaches of FSA rules, but also in respect of insider dealing and market abuse offenses and breaches of anti-money laundering legislation. Formal sanctions vary from public censure to financial penalties to cancellation of an authorized firm’s permissions or withdrawal of an approved person’s approval.

Financial resources. One of the FSA’s Principles requires a regulated firm to maintain adequate financial resources. Under the FSA rules, the required level of capital depends on EuroDekania Management’s prudential categorization, calculated in accordance with the relevant FSA rules. A firm’s prudential categorization is loosely based on the type of regulated activities which it conducts, as this in turn determines the level of risk to which a firm is considered exposed. A firm like EuroDekania Management would be classified as a BIPRU 50K limited license firm. In broad terms, this means that it would be subject to a base capital requirement of the higher of (1) EUR 50,000; (2) its credit risk plus its market risk; or (3) its fixed overhead requirement. There are also detailed ongoing regulatory capital requirements applicable to a regulated firm, including those relating to limits on large exposures, and settlement and counterparty risk.

Anti-money laundering requirements. A U.K. financial institution is subject to additional client acceptance requirements, which stem from anti-money laundering legislation which requires a firm to identify its clients before conducting business with or for them and to retain appropriate documentary evidence of this process.

The key U.K. anti-money laundering legislation is: (1) the Proceeds of Crime Act 2002 (as amended); (2) the Terrorism Act 2000 (as amended); and (3) the Money Laundering Regulations 2007 (as amended). For an FSA regulated firm such as EuroDekania Management, there are additional obligations contained in the FSA’s rules. Guidance is also set out in the U.K. Joint Money Laundering Steering Group Guidance Notes, which the FSA would have regard to when considering compliance by a regulated firm with U.K. money laundering requirements.

As a FSA regulated entity, EuroDekania Management is required to ensure that it has adequate systems and controls to enable it to identify, assess, monitor and manage financial crime risk. EuroDekania Management must also ensure that these systems and controls are comprehensive and proportionate to the nature, scale and complexity of its activities.

In addition to potential regulatory sanctions from the FSA, failure to comply with the U.K.’s anti-money laundering requirements is a criminal offense; depending on the exact nature of the offense, such a failure is punishable by an unlimited fine, imprisonment or both.

Approved persons regime. Individuals performing certain functions within a regulated entity (known as “controlled functions”) are required to be approved by the FSA. Once approved, the “approved person” becomes subject to the FSA’s Statements of Principle for Approved Persons, which include the obligation to act with integrity, and with due skill, care and diligence. The FSA can take action against an approved person if it appears to it that such person is guilty of misconduct and the FSA is satisfied that it is appropriate in all the circumstances to take action against such person.

Consequently, EuroDekania Management is required to have approved persons performing certain key functions, known as required functions. In addition, EuroDekania Management must have its senior management personnel approved to perform the appropriate “governing functions.” EuroDekania Management is required to ensure that it assesses and monitors the ongoing competence of its approved persons and their fitness and propriety.

Changes in Existing Laws and Rules. Additional legislation and regulations, changes in rules promulgated by the government regulatory bodies or changes in the interpretation or enforcement of laws and regulations may directly affect the manner of our operation, our net capital requirements or our profitability. In addition, any expansion of our activities into new areas may subject us to additional regulatory requirements that could adversely affect our business, reputation and results of operations.

Available Information

Our Internet website address is www.cohenandcompany.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC.

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

You should carefully consider the risks and uncertainties described below and elsewhere in this document. If any of these risks actually occur, our business, financial condition, liquidity and results of operations could be adversely affected. The risks and uncertainties described below constitute all of the material risks of the Company of which we are currently aware; however, the risks and uncertainties described below may not be the only risks the Company will face. Additional risks and uncertainties of which we are presently unaware, or that we do not currently deem material, may become important factors that affect us and could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities. Investing in the Company’s securities involves risk and the following risk factors, together with the other information contained in this report and the other reports and documents filed by us with the Securities Exchange Commission, should be considered carefully.

Risks Related to Adverse Market Conditions

Difficult market conditions, particularly in the securitization markets, have adversely affected our business in many ways and may continue to adversely affect our business in a manner which could materially reduce our revenues.

Our business will continue to be materially affected by conditions in the global financial markets and economic conditions throughout the world. The past several quarters have been extremely volatile and have presented many challenges including declines in the housing and credit markets in the United States and Europe and heightened concerns over the creditworthiness of various financial institutions. Credit markets have continued to experience illiquidity and wider credit spreads. These factors have resulted in significant declines in the performance of financial assets in general with even more severe pressure on securitized financial assets.

Our asset management revenues and investments in collateralized debt obligations (“CDOs”) will be materially and directly affected by conditions in the global securitization markets. Further, since a significant portion of our asset management contracts and CDO investments relate to entities that are collateralized by securities issued by banks and insurance companies, and real estate-related securities, we will be directly and materially affected by adverse changes in those sectors. During the recent period of unfavorable market and economic conditions, including loss of confidence of ratings agencies, the credit quality of certain assets underlying CDOs has been adversely affected and investors have been unwilling to invest in CDOs. As a result, our profitability has been adversely affected and these same factors may continue to adversely affect our business. The future market and economic climate may further deteriorate due to factors beyond our control, including rising interest rates or inflation, increasing unemployment, continued turmoil in the credit markets, terrorism or political uncertainty.

In addition, historically, the majority of our new issue revenues have come from arranging or participating in new debt offerings securitized by certain assets. As noted above, investments in CDOs, CLOs, and similar structured vehicles have fallen out of favor with investors and our ability to generate new issue revenues from the creation of new securitized financial assets has been adversely affected. If we are unable to increase these revenues, or replace them with new or other sources of revenue, our results of operations could be adversely affected.

A prolonged economic slowdown, volatility in the markets, a recession, declining real estate values and increasing interest rates could impair our investments and harm our operating results.

Our investments are, and will continue to be, susceptible to economic slowdowns, recessions and rising interest rates, which may lead to financial losses in our investments and a decrease in revenues, net income and asset values. These events may reduce the value of our investments, reduce the number of attractive investment opportunities available to us and harm our operating results, which, in turn, may adversely affect our cash flow from operations.

Our ability to raise capital in the long-term or short-term debt capital markets or the equity markets, or to access secured lending markets, has been and could continue to be adversely affected by conditions in the United States and international markets and the economy. Global market and economic conditions have been, and continue to be, disrupted and volatile. In particular, the cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued turbulence in the United States and international markets and economy may adversely affect our liquidity and financial condition and the willingness of certain counterparties to do business with us.

We may experience further writedowns of financial instruments and other losses related to the volatile and illiquid market conditions.

The credit markets in the United States began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy has been adversely impacted by the credit crisis. Available liquidity, particularly through ABS, CDOs and other securitizations, declined precipitously during 2007, continued to decline in 2008 and remains significantly depressed. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued price declines in the United States housing market have led to further disruptions in the financial markets, adversely affecting regional banks and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets will directly impact our business because our investment portfolio will include investments in MBS, residential mortgages, leveraged loans and bank and insurance company debt. Furthermore, the asset management revenues we derive from CDOs that hold these types of investments are based on the outstanding performing principal balance of those investments. Therefore, as adverse market conditions result in defaults within these CDOs, our management fees will decline. We have exposure to these markets and products, and if market conditions continue to worsen, the fair value of our investments and our management fees could further deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities and when such securities are sold it may be at a price materially lower than the current fair value. Any of these factors could require us to take further writedowns in the fair value of our investments portfolio or cause our management fees to decline, which may have an adverse effect on our results of operations in future periods.

Risks Related to Our Business

We have experienced rapid growth in our Capital Markets business segment over the past several quarters, which may be difficult to sustain and may place significant demands on our administrative, operational and financial resources. Future growth may, under some circumstances, require regulatory approval.

We intend to focus on the continued growth of our Capital Markets business segment, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully identify groups and individuals to join our firm. It may take more than a year for us to determine whether we have successfully integrated new individuals and capabilities into our operations. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. In addition, our membership agreement with FINRA limits the number of representatives who have direct contact with our public customers without FINRA review and approval. The need to obtain such approval could slow or prevent our growth. If we are unable to hire and retain senior management or other qualified personnel, such as sales people and traders, we will not be able to implement our growth strategy and our financial results may be materially and adversely affected.

We will need to (1) commit additional management, operational and financial resources to continue and sustain our growth and (2) maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth, and any failure to do so could have a material adverse effect on our ability to generate revenue and control expenses.

If we do not retain our senior management and continue to attract and retain qualified personnel, we may not be able to execute our business strategy.

The members of our senior management team have extensive experience in the financial services industry. Their reputations and relationships with investors, financing sources and members of the business community in our industry, among others, are critical elements in operating and expanding our business. As a result, the loss of the services of one or more members of our senior management team could impair our ability to execute our business strategy, which could hinder our ability to achieve and sustain profitability.

We have entered into an employment agreements (including non-competition provisions) with each of Messrs. Cohen, Ricciardi and Pooler. The initial term of each of the employment agreements ends on December 31, 2012, however, the term will be renewed automatically for additional one year periods, unless terminated by either of the parties in accordance with the terms of each of the employment agreements. There can be no assurance that the terms of the employment agreements will provide sufficient incentives for each of the executive officers to continue employment with us.

We depend on the diligence, experience, skill and network of business contacts of our executive officers and employees in connection with (1) our Capital Markets business segment, (2) our asset management operations, (3) our investment activities, and (4) the evaluation, negotiation, structuring and management of our investment funds, permanent capital vehicles, and structured products. Our business depends on the expertise of our personnel and their ability to work together as an effective team and our success depends substantially on our ability to attract and retain qualified personnel. Competition for employees with the necessary qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel. The inability to retain (including as a result of additional workforce reductions) and recruit qualified personnel could affect our ability to provide an acceptable level of service to our clients and funds, attract new clients and develop new lines of business which could have a material adverse effect on our business.

Our business will require a significant amount of cash, and if it is not available, our business and financial performance will be significantly harmed.

We require a substantial amount of cash to fund our investments, pay expenses and hold assets. More specifically, we require cash to:

•	meet our working capital requirements and debt service obligations;

•	make seed investments in investment vehicles;

•	make incremental investments in our growing Capital Markets business;

•	hire new employees;

•	potentially acquire asset management companies or contracts; and

•	meet other needs.

Our primary sources of working capital and cash are expected to consist of:

•	revenue from operations, including net trading revenue, asset management revenue, new issue and advisory revenue and interest income from our investment portfolio;

•	interest income from temporary investments and cash equivalents; and

•	proceeds from future borrowings or any offerings of our equity or debt securities.

We may not be able to generate a sufficient amount of cash from operations and financing activities to successfully execute our business strategy.

Failure to obtain adequate capital and funding would adversely affect the growth and results of our operations and may, in turn, negatively affect the market price of our Common Stock.

We depend upon the availability of adequate funding and capital for our operations. In particular, we may need to raise additional capital in order to significantly grow our business. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, have limited and may continue to limit our ability to raise capital. In addition, our ability to raise capital could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Sufficient funding or capital may not be available to us in the future on terms that are acceptable, or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our Common Stock.

The lack of liquidity in certain investments may adversely affect our business, financial condition and results of operations.

We hold investments in securities of private companies, investment funds, CDOs and CLOs. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises.

If we are unable to manage the risks of international operations effectively, our business could be adversely affected.

We provide services and products to clients in Europe, through offices in London and Paris, as well as Japan (through our Star Asia joint venture) and may seek to further expand our international operations in the future. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

•	additional regulatory requirements;

•	difficulties in recruiting and retaining personnel and managing the international operations;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	adverse labor laws; and

•	reduced protection for intellectual property rights.

If we are unable to manage any of these risks effectively, our business could be adversely affected.

In addition, our international operations expose us to the risk of fluctuations in currency exchange rates. Although we may hedge our foreign currency risk, we may not be able to do so successfully and may incur losses that could adversely affect our financial condition or results of operations.

The securities settlement process exposes us to risks that may adversely affect our business, financial condition and results of operations.

We provide brokerage services to our clients in the form of either agency transactions or “matched principal transactions.” In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions we bill to clients for agency brokerage services.

An increasing number of the brokerage transactions are “matched principal transactions” in which we act as a “middleman” by serving as a counterparty to both a buyer and a seller in matching reciprocal back-to-back trades. These transactions, which generally involve cash equities and bonds, are then settled through clearing institutions with whom we have a contractual relationship. There is no guarantee that we will be able to maintain existing contractual relationships with clearing institutions on favorable terms or that we will be able to establish relationships with new clearing institutions on favorable terms, or at all.

In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver upon settlement. In addition, we focus on less commoditized markets which exacerbates this risk because transactions in such markets are more likely not to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

We are subject to financing risk in these circumstances because if a transaction does not settle on a timely basis, the resulting unmatched position may need to be financed, either directly by us or through one of our clearing organizations at our expense. These charges may not be recoverable from the failing counterparty. Finally, in instances where the unmatched position or failure to deliver is prolonged or widespread due to rapid or widespread declines in liquidity for an instrument, there may also be regulatory capital charges required to be taken by us which, depending on their size and duration, could limit our business flexibility or even force the curtailment of those portions of our business requiring higher levels of capital. Credit or settlement losses of this nature could adversely affect our financial condition or results of operations.

In the process of executing matched principal transactions, miscommunications and other errors by our clients or by us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as “out trades,” and they create a potential liability for us. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy will generally be to have the unmatched position disposed of promptly, whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations.

There have been an increasing number of defaults in certain mortgage and asset-backed markets that have recently forced a growing number of financial institutions to report losses tied to write-downs of mortgages and ABS. As a result, there is an increased risk that one of our clients or counterparties may default on their obligations to us arising from either agency or matched principal transactions due to disputes, bankruptcy, lack of liquidity, operational failure or other reasons. Any losses arising from such defaults could adversely affect our financial condition or results of operations. In addition, the failure of a significant number of counterparties or a counterparty that holds a significant amount of derivatives exposure, or which has significant financial exposure to, or reliance on, the mortgage, asset-backed or related markets, could have a material adverse effect on the trading volume and liquidity in a particular market for which we provide brokerage services or on the broader financial markets. It is difficult to predict how long these conditions will continue, whether they will continue to deteriorate and which of our products and services may be adversely affected. These conditions could adversely affect our financial condition and results of operations.

We have policies and procedures to identify, monitor and manage our credit risk, in both agency and principal transactions, through reporting and control procedures and by monitoring credit standards applicable to our clients. These policies and procedures, however, may not be fully effective. Some of our risk management methods will depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we may be exposed, our financial condition or results of operations could be adversely affected. In addition, we may not be able to obtain insurance to cover all of the types of risks we face and any insurance policies we do obtain may not provide adequate coverage for covered risks.

We have market risk exposure from unmatched principal transactions entered into by our brokerage desks, which could result in substantial losses to us and adversely affect our financial condition and results of operations.

We allow certain of our brokerage desks to enter into a limited number of unmatched principal transactions in the ordinary course of business for the purpose of facilitating clients’ execution needs for transactions initiated by such clients or to add liquidity to certain illiquid markets. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure will vary based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions will be held before we dispose of the position.

We do not expect to track our exposure to unmatched positions on an intra-day basis. These unmatched positions are intended to be held short term. Due to a number of factors, including the nature of the position and access to the market on which we trade, we may not be able to match the position or effectively hedge our exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.

In recent years, we have experienced significant pricing pressures on trading margins and commissions primarily in debt trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. As a result of pressure from institutional clients to alter “soft dollar” practices and SEC rulemaking in the soft dollar area, some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements, both in the form of lower commission rates and commission sharing agreements, have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our brokerage business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. Additionally, in 2008 and 2009 several prominent financial institutions consolidated, merged or received substantial government assistance. Such events could result in our competitors gaining greater capital and other resources, or seeking to obtain market share by reducing fees, commissions or margins.

Increase in capital commitments in our trading business increases the potential for significant losses.

We may enter into transactions in which we commit our own capital as part of our trading business. The number and size of these transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income market to facilitate client-trading activities. To the extent that we own security positions, in any of those markets, a downturn in the value of those securities or in those markets could result in losses from a decline in value. Conversely, to the extent that we have sold securities we do not own in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to acquire the securities in a rising market. Moreover, taking such positions in times of significant volatility can lead to significant unrealized losses, which further impact our ability to borrow to finance such activities. The unprecedented volatility of the markets for both fixed income and equity securities in combination with the credit crisis, caused several well established investment banks to fail or come close to failing. If these conditions continue our business, financial condition and results of operations could be adversely affected.

Our principal trading and investments expose us to risk of loss.

A significant portion of our revenues is derived from trading in which we act as principal. The Company may incur trading losses relating to the purchase, sale or short sale of corporate and asset-backed fixed income securities and other securities for our own account and from other principal trading. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. In general, any downward price movement in these securities could result in a reduction of our revenues and profits.

In addition, we may engage in hedging transactions and strategies that may not properly mitigate losses in our principal positions. If the transactions and strategies are not successful, we could suffer significant losses.

We may not realize gains or income from our investments.

Our investments have declined in value and may continue to decline in value, and the financings that we originate and the securities that they invest in have defaulted, or may default in the future, on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experiences. Any income that we realize may not be sufficient to offset our expenses.

As of the date of this filing, our investment portfolios have been directly impacted by the disruption in the markets due to investments in, among other things, MBS, residential mortgages, leveraged loans and bank and insurance company debt. We continue to have exposure to these markets and products and as market conditions continue to evolve, the fair value of their investments could further deteriorate. Any of these factors could require us to take further writedowns in the fair value of our investments portfolio, which may have an adverse effect on our results of operations in future periods.

We expect to make significant investments in expanding our brokerage services, electronic brokerage systems and market data and analytics services; however, such investments may not produce substantial revenue or profit.

We expect to make, significant investments in brokerage and market data and analytics services, including investments in personnel, technology and infrastructure, in order to pursue new growth opportunities. With respect to our brokerage services and electronic brokerage systems, we may not receive significant revenue and profit from the hiring of a new broker or the development of a new brokerage desk or electronic brokerage system, or the revenue we receive may not be sufficient to cover the cost of the signing-bonus or the minimum level of compensation that we may have contractually agreed to pay a newly hired broker or the substantial development expenses associated with creating a new electronic brokerage platform. Even when personnel hires and systems are ultimately successful, there is typically a transition period before these hires or systems become profitable. In some instances, our clients may determine that they do not need or prefer an electronic brokerage system and the period before the system is successfully developed, introduced and adopted may extend over many months or years. The successful introduction of an electronic brokerage system in one market or country does not ensure that the same system will be used or favored by clients in similar markets or other countries.

With respect to market data and analytics services, we may incur substantial development, sales and marketing expenses and expend significant management effort to create a new product or service. Even after incurring these costs, we ultimately may not sell any or may sell only small amounts of these products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion and development initiatives, the up-front costs associated with them may exceed the related revenue and reduce our working capital and income.

If the investments we make on behalf of our investment funds, permanent capital vehicles and CDOs perform poorly we will suffer a decline in our asset management revenue and earnings because some of our fees are subject to the credit performance of the portfolios of assets. In addition, the investors in our investment funds and CDOs and, to a lesser extent, our permanent capital vehicles may seek to terminate our management agreements based on poor performance. Any of these results could adversely affect our results of operations and our ability to raise capital for future investment funds, permanent capital vehicles and CDOs.

Our revenue from our asset management business is derived from fees earned for managing our CDOs and management fees paid by the permanent capital vehicles and investment funds we manage. Our CDOs will generate three types of fees: (1) senior fees that are generally paid to us before interest is paid on any of the securities in the capital structure; (2) subordinated fees that are generally paid to us after interest is paid on securities in the capital structure; and (3) incentive fees that are generally paid to us after a period of years in the life of the CDO and after the holders of the most junior CDO securities have been paid a specified return.

In the case of the permanent capital vehicles and investment funds, our management fees are based on the equity of, and net income earned by, the vehicles, which is substantially based on the performance of our CDOs in which they invest.

Furthermore, in the event that our CDOs, investment funds or permanent capital vehicles perform poorly, our asset management revenues and earnings will suffer a decline and it will be more difficult for us to structure new CDOs and raise funds for the existing or future permanent capital vehicles or investment funds. Our management contracts may be terminated for various reasons, including the unsatisfactory performance of the underlying assets.

Increases in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect cash flow.

While our CDO investments are typically in structures that will seek to match-fund the duration of our underlying assets and liabilities to lock in a spread between the yields on our assets and the cost of our interest- bearing liabilities, changes in the general level of interest rates may affect the CDO entity’s net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred on our interest-bearing liabilities.

In the event of a significant rising interest rate environment or continued economic downturn, defaults on the underlying assets of the CDO may increase and result in losses that could adversely affect our liquidity and operating results. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

We could lose management fee income from the CDOs we manage or client assets under management as a result of the triggering of certain structural protections built into such CDOs.

The CDOs we manage generally contain structural provisions including, but not limited to, over-collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDO and liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a CDO, we will lose client assets under management and therefore management fees, which could have a material adverse effect on our earnings.

We may need to offer new investment strategies and products in order to continue to generate revenue.

The asset management industry is subject to rapid change. Strategies and products that had historically been attractive may lose their appeal for various reasons. Thus, strategies and products that have generated fee revenue for us in the past may fail to do so in the future in which case we would have to develop new strategies and products. It could be both expensive and difficult for us to develop new strategies and products, and we may not be successful in this regard. If we are unable to expand our offerings this could inhibit our growth and harm our competitive position in the asset management industry.

If our risk management systems for our investment fund business are ineffective, we may be exposed to material unanticipated losses.

Our risk management techniques and strategies may not fully mitigate the risk exposure of our investment funds in all economic or market environments, or protect against all types of risk, including risks that we might fail to identify or anticipate. Some of our expected strategies for managing risk in our investment funds are based upon our use of historical market behavior statistics. We will apply statistical and other tools to these observations to measure and analyze the risks to which our investment funds are exposed. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in the investment funds or to seek adequate risk-adjusted returns. In addition, any risk management failures could cause investment fund losses to be significantly greater than the historical measures predict. Further, our mathematical modeling will not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

We are highly dependent on information and communications systems. Systems failures could significantly disrupt our business, which may, in turn, negatively affect our operating results.

Our business will depend to a substantial degree on the proper functioning of our information and communications systems and our ability to retain the employees who operate and maintain these systems. Any failure or interruption of our systems, due to systems failures, staff departures or otherwise, could result in delays, increased costs or other problems which could have a material adverse effect on our operating results. A disaster, such as water damage to an office, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability. In addition, if security measures contained in our systems are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation may be damaged and our business could suffer. We have developed a business continuity plan, however, there are no assurances that such plan will be successful in preventing, timely and adequately addressing, or mitigating the negative effects of any failure or interruption.

There can be no assurance that our information systems and other technology will continue to be able to accommodate our growth, or that the cost of maintaining the systems and technology will not materially increase from the current level. A failure to accommodate growth, or a material increase in costs related to information systems and technology, could have a material adverse effect on our business.

We depend on third-party software licenses and the loss of any of our key licenses could adversely affect our ability to provide our brokerage services.

We license software from third parties, some of which is integral to our electronic brokerage systems and our business. Such licenses are generally terminable if we breach our obligations under the licenses or if the licensor gives us notice in advance of the termination. If any of these relationships were terminated, or if any of these third parties were to cease doing business, we may be forced to spend significant time and money to replace the licensed software. These replacements may not be available on reasonable terms, or at all. A termination of any of these relationships could have a material adverse effect on our financial condition and results of operations.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we expanded our business, we increasingly confronted potential conflicts of interest relating to the investment activities of the entities we manage. As a result, certain of our permanent capital vehicles and our investment funds may have overlapping investment objectives, which may create conflicts of interest issues for us. These entities will have different fee structures and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those entities.

It is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which could materially and adversely affect our business in a number of ways, including as a result of sales of stock by investors in our permanent capital vehicles and redemptions from investors in our hedge fund, an inability to raise additional funds, a reluctance of counterparties to do business with us and the costs of defending litigation.

Our ability to comply with the financial covenants in our debt agreements will depend primarily on our ability to generate substantial operating cash flows. Our failure to satisfy the financial covenants could result in a default and acceleration of repayment of the indebtedness under our debt agreements.

As of December 31, 2009, we had $26.1 million aggregate principal amount of contingent convertible notes outstanding, $9.4 million of subordinated notes payable, and $48.1 million aggregate principal amount of junior subordinated notes outstanding. On June 1, 2009, we entered into a new credit facility with TD Bank, N.A. (“TD Bank”), which, as amended on September 30, 2009, December 16, 2009 and December 30, 2009, we refer to herein as the 2009 Credit Facility. The 2009 Credit Facility provides for a two year facility with an initial revolving credit amount of $30 million, subject to a borrowing base calculation which is based upon the present value of certain of our collateralized debt obligation management fees as well as a percentage of the estimated value of certain other investments we have pledged as collateral. As of December 31, 2009, the outstanding debt under the 2009 Credit Facility was $10.0 million and $1.29 million was committed for two letters of credit. As of December 31, 2009, the 2009 Credit Facility had a maximum revolving credit amount of $28.0 million. However, the maximum revolving credit amount under the 2009 Credit Facility is reduced by $1 million per month and by the amount of proceeds received as a result of asset sales involving collateral, sales of capital stock, or amounts received on account of the issuance of equity interests of Cohen Brothers.

Our ability to comply with the financial covenants under the agreements that govern our $93.6 million principal amount of indebtedness will depend primarily on our success in generating substantial operating cash flows. We are subject to compliance with a minimum net worth covenant, a minimum consolidated cash flow to fixed charge coverage ratio, a maximum funded debt to consolidated cash flow ratio, and certain liquidity covenants and restrictions on certain investments and securities financing arrangements, among other covenants. Industry conditions and financial, business and other factors will affect our ability to generate the cash flows we need to meet those financial tests. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such event, our lenders under the 2009 Credit Facility would be entitled to proceed against the collateral securing the indebtedness, which will include a significant portion of our assets.

There can be no guarantee that we will be able to maintain compliance with such covenants. If we are unable to maintain compliance with such covenants the lenders would be able to take certain actions which could include increasing the interest rate on the facility by 2%, ceasing to make advances and issuing letters of credit, converting all outstanding advances to prime based from the London Interbank Offered Rate (“LIBOR”), or terminating the facility and demanding immediate repayment, or taking action against the collateral. If the lenders were to terminate the facility, demand immediate repayment or proceed against the collateral, such action could have a material adverse affect on our liquidity.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

Our balance sheet includes approximately $93.6 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

•

make it more difficult for us to pay our debts as they become due during general adverse economic and market industry conditions because any related decrease in revenues could cause our cash flows from operations to decrease and make it difficult for us to make our scheduled debt payments;

•

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and consequently, place us at a competitive disadvantage to our competitors with less debt;

•

require a substantial portion of our cash flow from operations to be used for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to borrow additional funds to expand our business or alleviate liquidity constraints, as a result of financial and other restrictive covenants in our indebtedness; and

•	result in higher interest expense in the event of increases in interest rates since some of our borrowings are and will continue to be, at variable rates of interest.

In addition, our indebtedness will impose operating and financial restrictions that will limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest. These restrictions will limit our ability to:

•	incur additional indebtedness;

•	suffer additional liens or encumbrances;

•	engage in mergers or acquisitions or dispose of assets;

•	pay dividends or make other distributions;

•	make additional investments; and

•	invest in our broker dealer subsidiary.

Such covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these and any other provisions of such agreements will be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default, which could cause our indebtedness to become due and payable. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such event, our lenders under our secured bank facility would be entitled to proceed against the collateral securing the indebtedness, which includes a significant portion of our assets.

Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.

Our ability to use net operating loss carryovers and net capital loss carryovers to reduce our taxable income may be limited.

As of December 31, 2009, we had a federal net operating loss (“NOL”) of approximately $99.6 million, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. We also had net capital losses (“NCLs”) in excess of capital gains of $68.8 million as of December 31, 2009, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2012. No assurance can be provided that we will have future taxable income or future capital gains to benefit from our NOL and NCL carryovers.

Furthermore, our ability to use our NOL and NCL carryovers to offset our taxable income and gains may be limited by Section 382 of the Internal Revenue Code if we undergo an “ownership change.” Generally, an “ownership change” occurs if certain persons or groups increase their aggregate ownership in our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

Currently, we are in the process of analyzing if the Merger may have resulted in an ownership change. This analysis requires us to review certain share transactions that occurred prior to the Merger and in some cases query investors to obtain additional information. As of the date of this filing, we have not yet completed this analysis. If an ownership change occurred with the Merger, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would generally be limited to an annual amount of approximately $1.6 million. Even if we determine an ownership change did not occur with the Merger; we may undergo a future ownership change which would then impose a Section 382 limitation. Any future ownership change could, in fact, impose a lower Section 382 limitation (i.e. less than $1.6 million per year) based on the fair market value of our stock and the appropriate long term tax exempt interest rate at the time of the subsequent ownership change.

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

AFN and Cohen Brothers have separate accounting and internal controls systems. These systems are in the process of being integrated but were kept separate through December 31, 2009. Based on our review of interpretive guidance of the SEC staff and because we concluded it was impracticable to conduct an assessment of Cohen Brothers’ internal control over financial reporting in the period between the date of the completion of the Merger and the end of the fiscal year, we have excluded the operations of Cohen Brothers in our evaluation of effectiveness of internal control over financial reporting for the period ending December 31, 2009.

Prior to the Merger but subsequent to the filing of its annual report on Form 10-K for the year ended December 31, 2008, AFN determined that its internal controls over financial reporting as of December 31, 2008 was not effective due to the existence of a material weakness in AFN’s processes for determining the fair value of certain investments. We have concluded that this material weakness no longer exists as of December 31, 2009. However, because we are a non-accelerated filer, we are not required to, nor have we voluntarily obtained an auditor attestation regarding the effectiveness of Cohen & Company’s controls as of December 31, 2009.

Therefore, as of December 31, 2009, we have only performed management’s assessment of the effectiveness of internal controls for AFN’s controls and have made no assessment of Cohen Brothers’ controls. Furthermore, we have not obtained an auditor attestation regarding the effectiveness of either Cohen Brothers’ or Cohen & Company’s controls.

During 2010, we will integrate Cohen Brothers’ and AFN’s controls and will be required to assess the effectiveness of the integrated control environment as of December 31, 2010. We also expect to obtain an auditor attestation regarding the effectiveness of Cohen & Company’s controls as of December 31, 2010. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could adversely impact our financial statements.

Accounting rules for transfers of financial assets, income taxes, compensation arrangements including share based compensation, securitization transactions, consolidation of variable interest entities (“VIEs”), determining the fair value of financial instruments and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to delay in preparation of our financial information. Changes in accounting interpretations or assumptions could impact our financial statements.

We may change our investment strategy, hedging strategy, asset allocation and operational policies without our stockholders’ consent, which may result in riskier investments and adversely affect the market value of our Common Stock.

We may change our investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our stockholders. A change in our investment or hedging strategy may increase our exposure to interest rate and real estate market fluctuations. Furthermore, our board of directors will determine our operational policies and may amend or revise our policies, including polices with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our Common Stock.

Maintenance of our Investment Company Act exemption imposes limits on our operations, and loss of our Investment Company Act exemption would adversely affect our operations.

We seek to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(l)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(l) or Section 3(c)(7) of the Investment Company Act.

We are a holding company that conducts our business primarily through Cohen Brothers as a majority owned subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in Cohen Brothers are investment securities. Based upon the value of Cohen Brothers’ assets following the Merger, our investment in Cohen Brothers became an investment security and caused our investment securities to comprise more than 40% of our assets.

Following the Merger, we relied on Rule 3a-2 under the Investment Company Act, which provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily do not to meet the requirements for another exemption from registration as an investment company. As required by the rule, we took actions necessary to satisfy the requirements of the Rule 3a-2 safe harbor.

Rule 3a-2’s temporary exemption lasts only up to a year, which for us will expire in December 2010. Accordingly, if we do not meet the Section 3(a)(1)(C) exclusion prior to December 2010 or continue to meet this exemption within three years of December 2010 and another exemption is not available, we could, among other things, be required to (a) change substantially the manner in which we conduct our operations to avoid being required to register as an investment company or (b) register as an investment company, either of which could have an adverse effect on us and the market price of our Common Stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters.

Risks Related to Our Industry

We operate in a highly regulated industry and may face restrictions on, and examination of, the way we conduct certain of our operations.

Our business is subject to extensive government and other regulation and our relationship with our broker-dealer clients may subject us to increased regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders and may result in limitations on our activities. Governmental and self-regulatory organizations, including the SEC, FINRA, the Commodity Futures Trading Commission and other agencies and securities exchanges such as the NYSE and NYSE Amex regulate the United States financial services industry, and regulate certain of our operations in the United States. Some of our international operations are subject to similar regulations in their respective jurisdictions, including rules promulgated by the FSA, which apply to entities which are authorized and regulated by the FSA. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. In addition, all records of registered investment advisors and broker-dealers are subject at any time, and from time to time, to examination by the SEC. Some aspects of the business that are subject to extensive regulation and/or examination by regulatory agencies, include:

•	sales methods, trading procedures and valuation practices;

•	investment decision making processes and compensation practices;

•	use and safekeeping of client funds and securities;

•	the manner in which we deal with clients;

•	capital requirements;

•	financial and reporting practices;

•	required record keeping and record retention procedures;

•	the licensing of employees;

•	the conduct of directors, officers, employees and affiliates;

•	systems and control requirements;

•	conflicts of interest;

•	restrictions on marketing, gifts and entertainment; and

•	client identification and anti-money laundering requirements.

The SEC, FINRA, FSA and various other domestic and international regulatory agencies also have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, in the United States, a broker-dealer’s net capital is defined as its net worth plus qualified subordinated debt less deductions for certain types of assets. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, our operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability or that of our subsidiaries to pay dividends, repay debt, make distributions and redeem or purchase shares of our Common Stock or other equity interests in our subsidiaries. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our expected levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we operate. While we expect to maintain levels of capital in excess of regulatory minimums, we cannot predict our future capital needs or our ability to obtain additional financing.

If we or any of our subsidiaries fail to comply with any of these laws, rules or regulations, we or such subsidiary may be subject to censure, significant fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of registrations with FINRA, withdrawal of authorizations from the FSA or revocation of registrations with other similar international agencies to whose regulation we are subject, which would have a material adverse effect on our business. The adverse publicity arising from the imposition of sanctions against us, even if the amount of such sanctions is small, by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.

The authority to operate as a broker-dealer in a jurisdiction is dependent on the registration or authorization in that jurisdiction or the maintenance of a proper exemption from such registration or authorization. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified personnel. The continued growth and expansion of our business may create additional strain on our compliance, credit approval, audit and reporting systems and procedures and could result in increased costs to maintain and improve such systems and procedures.

In addition, new laws or regulations or changes in the enforcement of existing laws or regulations applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Such changes may cause us to change the way we conduct our business, both in the United States and internationally. The government agencies that regulate us have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations and industry standards of practice. If we and our directors, officers and employees fail to comply with the rules and regulations of these government agencies, they may be subject to claims or actions by such agencies.

Substantial legal liability or significant regulatory action could have material adverse financial effects or cause significant reputational harm, either of which could seriously harm our business.

We face substantial regulatory and litigation risks and conflicts of interests, and may face legal liability and reduced revenues and profitability if our business is not regarded as compliant or for other reasons. We are subject to extensive regulation and many aspects of our business will subject us to substantial risks of liability. We engage in activities in connection with (1) the evaluation, negotiation, structuring, sales and management of our investment funds, permanent capital vehicles and structured products, including CDOs, (2) our Capital Markets business segment, (3) our asset management operations, and (4) our investment activities. Our activities may subject us to the risk of significant legal liabilities under securities or other laws for material omissions or material false or misleading statements made in connection with securities offerings and other transactions. In addition, to the extent our clients, or investors in our investment funds, permanent capital vehicles and structured products, suffer losses, they may claim those losses resulting from our or our officers’, directors’, employees’ or agents’ or affiliates’ breach of contract, fraud, negligence, willful misconduct or other similar misconduct and may bring actions against us under federal or state securities or other applicable laws. Dissatisfied clients may also make claims regarding quality of trade execution, improperly settled trades, or mismanagement against us. We may become subject to these claims as the result of failures or malfunctions of electronic trading platforms or other brokerage services, including failures or malfunctions of third-party providers’ systems which are beyond our control, and third parties may seek recourse against us for any losses. In addition, investors may claim breaches of collateral management agreements, which could lead to our termination as collateral manager under such agreements.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and asset managers has been increasing. With respect to the asset management business, we make investment decisions on behalf of our clients that could result in, and in some instances in the past have resulted in, substantial losses. In addition, all of the permanent capital vehicles that we manage rely on exemptions from regulation under the Investment Company Act and some of them are structured to comply with certain provisions of the Internal Revenue Code. As the manager of these vehicles, we are responsible for their compliance with regulatory requirements. Investment decisions we make on behalf of the vehicles could cause the vehicles to fail to comply with regulatory requirements and could result in substantial losses to such vehicles. Although the management agreements relating to such vehicles generally include broad indemnities and provisions designed to limit our exposure to legal claims relating to our services, these provisions may not protect us or may not be enforced in all cases.

In addition, we are exposed to risks of litigation or investigation relating to transactions which present conflicts of interest that are not properly addressed. In such actions, we could be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). Also, with a workforce consisting of many very highly paid professionals, we may face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. In addition, as a public company, we are subject to the risk of investigation or litigation by regulators or our public stockholders arising from an array of possible claims, including investor dissatisfaction with the performance of our business or our share price, allegations of misconduct by our officers and directors or claims that we inappropriately dealt with conflicts of interest or investment allocations. In addition, we may incur significant expenses in defending claims, even those without merit. If any claims brought against us result in a finding of substantial legal liability and/or require us to incur all or a portion of the costs arising out of litigation or investigation, our business, financial condition, liquidity and results of operations could be materially and adversely affected. Such litigation or investigation, whether resolved in our favor or not, could cause significant reputational harm, which could seriously harm our business.

The competitive pressures we face as a result of operating in a highly competitive market could have a material adverse effect on our business, financial condition, liquidity and results of operations.

A number of entities conduct asset management, origination, investment and broker-dealer activities. We compete with public and private funds, REITS, commercial and investment banks, savings and loan institutions, mortgage bankers, insurance companies, institutional bankers, governmental bodies, commercial finance companies, traditional asset managers, brokerage firms and other entities.

Many firms offer similar and additional products and services to the same types of clients that we target. Many of our competitors are substantially larger and have more relevant experience, considerably greater financial, technical and marketing resources and have more personnel than we have. There are few barriers to entry, including a relatively low cost of entering these lines of business, and the successful efforts of new entrants into our expected lines of business, including major banks and other financial institutions, may result in increased competition. Other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.

With respect to our asset management activities, our competitors may have more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition than we do. Further, other investment managers may offer services at more competitive prices than we do, which could put downward pressure on our fee structure. With respect to our origination and investment activities, some competitors may have a lower cost of funds, enhanced operating efficiencies and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Also, as a result of this competition, we may not be able to take advantage of attractive asset management, origination and investment opportunities and, therefore, may not be able to identify and pursue opportunities that are consistent with our objectives. Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment in desirable assets, which may in turn reduce our earnings per share.

With respect to our broker-dealer activities, our revenues could be adversely affected if large institutional clients that we have increase the amount of trading they do directly with each other rather than through our broker-dealer, decrease the amount of trading they do with our broker-dealer because they decide to trade more with our competitors, decrease their trading of certain OTC products in favor of exchange-traded products, or hire in-house professionals to handle trading that our broker-dealer would otherwise be engaged to do.

We have experienced intense price competition in our brokerage business in recent years. Some competitors may offer brokerage services to clients at lower prices than we offer, which may force us to reduce our prices or to lose market share and revenue. In addition, we intend to focus primarily on providing brokerage services in markets for less commoditized financial instruments. As the markets for these instruments become more commoditized, we could lose market share to other inter-dealer brokers, exchanges and electronic multi-dealer brokers who specialize in providing brokerage services in more commoditized markets. If a financial instrument for which we provide brokerage services becomes listed on an exchange or if an exchange introduces a competing product to the products we broker in the OTC market, the need for our services in relation to that instrument could be significantly reduced. Further, the recent consolidation among exchange firms, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads.

Financial problems experienced by third parties could affect the markets in which we provide brokerage services. In addition, a disruption in the credit derivatives market could affect our net trading revenues.

Problems experienced by third parties could affect the markets in which we provide brokerage services. For example, in recent years, hedge funds have increasingly begun to make use of credit and other derivatives as part of their trading strategies. As a result, an increasing percentage of our business, directly or indirectly, resulted from trading activity by institutional investors. For example, hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. If one or more hedge funds that is a significant participant in a credit derivatives market experience similar problems in the future, including as a result of the recent volatility in the current market, that credit derivatives market could be adversely affected and, accordingly, our trading revenues in that credit derivatives market could decrease.

In addition, in recent years, reports in the United States and United Kingdom have suggested weaknesses in the way credit derivatives are assigned by participants in the credit derivatives markets. Such reports expressed concern that, due to the size of the credit derivatives market, the volume of assignments and the suggested weaknesses in the assignment process, one or more significant defaults by corporate issuers of debt may lead to further market-wide disruption or result in the bankruptcy or operational failure of hedge funds or other market participants.

Employee misconduct or error, which can be difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and by subjecting us to significant legal liability and reputational harm.

There have been a number of highly-publicized cases involving fraud or other misconduct by employees and others in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. For example, we may be subject to the risk of significant legal liabilities under securities or other laws for our employees’ material omissions or materially false or misleading statements in connection with securities and other transactions. In addition, our advisory business requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and could suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to extensive regulation under securities laws and other laws in connection with our asset management business. Failure to comply with these legislative and regulatory requirements by any of our employees could adversely affect us and our clients. It is not always possible to deter employee misconduct, and any precautions taken by us to detect and prevent this activity may not be effective in all cases.

Furthermore, employee errors, including mistakes in executing, recording or reporting transactions for clients (such as entering into transactions that clients may disavow and refuse to settle) could expose us to financial losses and could seriously harm our reputation and negatively affect our business. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms.

Risks Related to Our Organizational Structure and Ownership of Our Common Stock

We are a holding company whose primary asset is membership units in Cohen and we are dependent on distributions from Cohen to pay taxes and other obligations.

We are a holding company whose primary asset is membership units in Cohen Brothers. Since Cohen Brothers is a limited liability company taxed as a partnership, we, as a member of Cohen Brothers, could incur tax obligations as a result of our allocable share of the income from the operations of Cohen Brothers. In addition, we have convertible senior debt and junior subordinated notes outstanding. Subject to the limitations of the 2009 Credit Facility, Cohen Brothers will pay distributions to us in amounts necessary to satisfy our tax obligations and regularly scheduled payments of interest in connection with our convertible senior debt and our junior subordinated notes, and we are dependent on these distributions from Cohen Brothers to generate the funds necessary to meet these obligations and liabilities. Industry conditions and financial, business and other factors will affect our ability to generate the cash flows we need to make these distributions.

Cohen Brothers’ 2009 Credit Facility imposes limitations on Cohen Brothers’ ability to make distributions to us. So long as no default or event of default has occurred and is continuing, Cohen Brothers may make distributions to us to pay regularly scheduled interest payments on our convertible senior debt and our junior subordinated notes and in amounts necessary to enable us to pay our taxes. There may also be circumstances under which Cohen Brothers may be restricted from paying dividends to us under applicable law or regulation (for example due to Delaware limited liability company act limitations on Cohen Brothers’ ability to make distributions if liabilities of Cohen Brothers after the distribution would exceed the value of Cohen Brothers’ assets).

Our Chairman and Chief Executive Officer may have ownership interests in Cohen Brothers and competing duties to other entities that could create potential conflicts of interest and may result in decisions that are not in the best interests of Cohen & Company stockholders.

The Cohen Brothers LLC Agreement prevents Cohen Brothers from undertaking certain actions without the affirmative approval of Cohen & Company and a majority of voting power of the Cohen Brothers members, other than Cohen & Company, having a percentage interest of at least 10% of the Cohen Brothers membership units. Mr. Cohen, through Cohen Bros. Financial, will have a majority of the voting power of Cohen Brothers members, other than Cohen & Company, having a percentage interest of at least 10% of the Cohen Brothers membership units and these actions are subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a Cohen Brothers member with approval rights over the actions identified above, could disapprove actions that would be in the best interests of Cohen & Company even though, as Chairman and Chief Executive Officer of Cohen & Company, he will have fiduciary duties to Cohen & Company.

Daniel G. Cohen, our Chairman of the board of directors and Chief Executive Officer will devote substantially all of his business time and effort to those offices. Until he resigned from this position on February 26, 2010, Mr. Cohen served as a trustee of RAIT Financial Trust (“RAIT”) (NYSE: RAS), a public company that makes investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring real estate interests, and may continue to do so. Also, Mr. Cohen’s mother is Chairman of the board of trustees of RAIT. Accordingly, there may be conflicts of interest in allocating investment opportunities to Cohen & Company that may also be suitable for RAIT.

We are party to agreements with RAIT, and permanent capital vehicles and investment funds sponsored and managed by Cohen Brothers, including EuroDekania, Star Asia, Brigadier and Deep Value. These agreements include rights of first refusal arrangements with EuroDekania and Star Asia and management agreements with EuroDekania, Star Asia, Brigadier and Deep Value. Messrs. Cohen and Ricciardi are members of the boards of and/or have ownership interests in these entities. Messrs. Cohen and Ricciardi may face conflicts of interest when making decisions regarding these entities, including if either party to such agreements seeks to terminate or enforce their respective rights under such agreements. We cannot assure you that we will not be adversely affected by these potential conflicts.

Daniel G. Cohen and other executive officers may exercise significant influence over matters requiring stockholder approval.

Daniel G. Cohen beneficially owns one share of Series A preferred stock, which has no economic rights, but entitles Mr. Cohen to nominate and elect at least one-third (but less than a majority) of our board of directors. In addition, all of our directors and executive officers and their affiliates beneficially own approximately 19% of our outstanding shares of our Common Stock. Beginning in October 2010, Mr. Cohen will have the right to convert the share of Series A preferred stock into 4,983,557 shares of Series B preferred stock, which will have no economic rights, but will entitle him to vote together with our stockholders on all matters presented to the stockholders and to exercise approximately 31.9% of the voting power of the outstanding shares of our Common Stock. The Series A preferred stock and Series B preferred stock will be redeemed on December 31, 2012 by us in exchange for a nominal payment equal to the aggregate par value of such shares. There are no voting agreements or other arrangements or understandings among Mr. Cohen and our other directors and executive officers with respect to our equity securities; however, to the extent that Mr. Cohen and our other directors and executive officers vote their shares in the same manner, their combined stock ownership and voting rights may have a significant or decisive effect on the election of all of the directors and the approval of matters that are presented to our stockholders. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other of our stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their then current market prices.

We do not expect to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our Common Stock for returns on your investment.

We do not expect to pay dividends for the foreseeable future. Our stockholders must rely on increases, if any, in the market price of our Common Stock for any return on their investment.

Future sales of our Common Stock in the public market could lower the price of our Common Stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our Common Stock and could make it more difficult for us to raise funds in the future through a public offering of its securities.

The Maryland General Corporation Law (the “MGCL”), provisions in our charter and bylaws, and our stockholder rights plan may prevent takeover attempts that could be beneficial to its stockholders.

Provisions of the MGCL and our charter and bylaws could discourage a takeover of us even if a change of control would be beneficial to the interests of its stockholders. These statutory, charter and bylaw provisions include the following:

•

the MGCL generally requires the affirmative vote of two-thirds of all votes entitled to be cast on the matter to approve a merger, consolidation, or share exchange involving us or the transfer of all or substantially all of its assets;

•

our board has the power to classify and reclassify authorized and unissued shares of Common Stock or preferred stock and, subject to certain restrictions in the Cohen Brothers LLC Agreement, authorize the issuance of a class or series of Common Stock or preferred stock without stockholder approval;

•

Our charter may be amended only if the amendment is declared advisable by its board of directors and approved by the affirmative vote of the holders of our Common Stock entitled to cast at least two-thirds of all of the votes entitled to be cast on the matter;

•

the holder of Series A preferred stock, voting separately as a class at each annual meeting, is entitled to nominate and elect a number of Series A directors equal to at least one-third (but less than a majority) of the total number of directors and only the holders of Series A preferred stock or a majority of the Series A directors then in office can fill a vacancy among the Series A directors;

•

a director (other than a Series A director) may be removed from office at any time with or without cause by the affirmative vote of the holders of our Common Stock entitled to cast at least two-thirds of the votes of the stock entitled to be cast in the election of directors;

•

an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders and nominations of persons for election to our board of directors at an annual or special meeting of its stockholders;

•	no stockholder is entitled to cumulate votes at any election of directors; and

•

our stockholders may take action in lieu of a meeting with respect to any actions that are required or permitted to be taken by its stockholders at any annual or special meeting of stockholders only by unanimous consent.

In addition, we have a stockholder rights plan to help preserve the value of our deferred tax assets by reducing the risk of limitation of its NOLs and NCL which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from it a newly created series of junior participating preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons has become the beneficial owner of 4.95% or more of the shares of our Common Stock then outstanding, excluding the Company and any exempted persons identified in the rights agreement, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming owner of 4.95% or more of the shares of our Common Stock then outstanding, excluding the Company and any exempted persons identified in the rights agreement. The preferred stock purchase rights would cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by our Board of Directors and could discourage a takeover.

The Cohen Brothers LLC Agreement prevents the Company from undertaking certain actions that may be in the best interest of our stockholders without the affirmative approval of a majority of Cohen Brothers members, other than the Company, having a percentage interest of at least 10% of the Cohen Brothers membership units.

The Cohen Brothers LLC Agreement provides that, until such time as the Series A preferred stock is converted into Series B preferred stock, if there is any Cohen Brothers member other than Cohen & Company having percentage interests of at least 10% of Cohen Brothers, Cohen & Company may not take any of the following actions without the affirmative approval of a majority of the voting power of the Cohen Brothers members, other than Cohen & Company, having a percentage interest of at least 10% of Cohen Brothers membership units:

•

issue any additional securities of Cohen & Company or permit any subsidiary of Cohen & Company other than Cohen Brothers and other than subsidiaries formed to engage in securitization transactions to issue any additional securities (other than as specifically contemplated in the merger agreement or the Cohen Brothers LLC Agreement);

•	enter into or suffer a transaction constituting a change of control of Cohen & Company;

•	amend our charter or bylaws in any manner which adversely affects certain redemption rights of the members of Cohen Brothers other than Cohen & Company;

•	adopt any plan of liquidation or dissolution, or file a certificate of dissolution; or

•

directly or indirectly, enter into or conduct any business other than the ownership of Cohen Brothers membership units, the ownership of certain subsidiaries, the management of the business of Cohen Brothers, the payment of our outstanding debt obligations, and such other activities as are reasonably required in connection with the ownership of Cohen Brothers membership units and the management of the business of Cohen Brothers.

Mr. Cohen, through Cohen Bros. Financial, has a majority of the voting power of Cohen Brothers members, other than Cohen & Company, having a percentage interest of at least 10% of the Cohen Brothers membership units and each of the actions set forth above is subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a Cohen Brothers member with approval rights over the matters identified above, could disapprove actions that would be in best interests of Cohen Brothers even though, as Chairman and Chief Executive Officer of Cohen & Company, he will have fiduciary duties that he owes to Cohen & Company.

The Cohen Brothers LLC Agreement prevents Cohen Brothers from undertaking certain actions that may be in the best interest of Cohen Brothers and Cohen & Company without the affirmative approval of Cohen & Company and the affirmative approval of a majority of Cohen Brothers members, other than Cohen & Company, having a percentage interest of at least 10% of the Cohen Brothers membership units.

The Cohen Brothers LLC Agreement prevents Cohen Brothers from undertaking the following actions without the affirmative approval of Cohen & Company and a majority of voting power of the Cohen Brothers members, other than Cohen & Company, having a percentage interest of at least 10% of the Cohen Brothers membership units:

•	issue any units or other securities of Cohen Brothers to any person other than Cohen & Company (other than as specifically contemplated in the Cohen Brothers LLC Agreement);

•	enter into or suffer a transaction constituting a change of control of Cohen Brothers;

•	amend the Cohen Brothers LLC Agreement or our certificate of formation;

•	remove Daniel G. Cohen as a manager or Chairman of the board of managers of Cohen Brothers other than for cause;

•	adopt an equity compensation plan; or

•	adopt any plan of liquidation or dissolution, or file a certificate of dissolution.

Mr. Cohen, through Cohen Bros. Financial, has a majority of the voting power of Cohen Brothers members, other than Cohen & Company, having a percentage interest of at least 10% of the Cohen Brothers membership units and each of the actions set forth above is subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a Cohen Brothers member with approval rights over the matters identified above, could disapprove actions that would be in the best interests of Cohen & Company even though, as Chairman and Chief Executive Officer of Cohen & Company, he will owe Cohen & Company a fiduciary duty.

The market price of our Common Stock may be volatile and may be affected by market conditions beyond our control.

The market price of our Common Stock is subject to significant fluctuations in response to, among other factors:

•	variations in our operating results and market conditions specific to specialty finance companies;

•	changes in financial estimates or recommendations by securities analysts;

•	the emergence of new competitors or new technologies;

•	operating and market price performance of other companies that investors deem comparable;

•	changes in our board or management;

•	sales or purchases of our Common Stock by insiders;

•	commencement of, or involvement in, litigation;

•	changes in governmental regulations; and

•	general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry, or the stock market in general, experience a loss of investor confidence, the market price of our Common Stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our Common Stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

If we violate the listing requirements of the NYSE Amex, our Common Stock may be delisted.

To maintain our listing on the NYSE Amex, we must meet certain financial and liquidity criteria. In addition, we may be subject to delisting by the NYSE Amex if our Common Stock sells for a substantial period of time at a low price per share, and we fail to effect a reverse split within a reasonable time after being notified that the NYSE Amex deems such action to be appropriate. The market price of our Common Stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we violate the NYSE Amex listing requirements, we may be delisted. If we fail to meet any of the NYSE Amex’s listing standards, we may be delisted. Delisting of our Common Stock could have a material adverse effect on the liquidity and value of our Common Stock.

In addition, the holders of our outstanding $26.1 million aggregate principal amount of convertible senior debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, Cohen & Company Common Stock ceases to be listed on the NYSE Amex, another established national securities exchange or an automated over the counter (“OTC”), trading market in the United States. If Cohen & Company Common Stock is delisted due to a failure to meet any of the NYSE Amex’s listing standards and is unable to list the Cohen & Company Common Stock on another established national securities exchange or an automated United States OTC trading market, some or all of the holders of our convertible notes may exercise their right to require us to repurchase up to $26.1 million aggregate principal amount of their notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our main offices are located in Philadelphia, New York, Paris and London. Our principal executive offices are located at Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania. We lease an aggregate of 16,577 square feet of office space in Philadelphia under three separate leases, with the lease covering 13,777 square feet of office space expiring in March 2011. We lease 12,800 square feet of office space on each of the 21st and 22nd floors at 135 East 57th Street, New York, New York, with our lease with respect to such space expiring on November and December 2016, respectively. We lease approximately 175 square meters of office space at 35, Avenue Franklin D. Roosevelt, 5th Floor, Paris, France, with such lease expiring on December 2011. Our London office is located at Cannon Bridge House, 25 Dowgate Hill, 4th Floor, London, U.K., with such lease expiring on March 2012.

The properties that we occupy in Philadelphia, New York, Paris and London are used either by the Company’s Capital Markets segment or asset management segment or both segments.

The Capital Markets Group is based in New York with satellite offices that we maintain and lease pursuant to operating leases in Bethesda, Maryland; Boston, Massachusetts; Chicago, Illinois; Los Angeles, California; and San Francisco, California. We believe that the facilities we occupy are suitable and adequate for current operations.

ITEM 3.	LEGAL PROCEEDINGS.

Pending Litigation

The Company’s U.S. broker dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), is a party to litigation commenced in 2009 in the United States District Court for the Northern District of Illinois under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC. The plaintiff in this case is the Liquidation Trustee for the Estate of Sentinel Management Group, Inc. (“Sentinel”), which filed a bankruptcy petition in August 2007. The liquidation trustee alleges that CCS sold Sentinel securities, mainly collateralized debt obligations, that the liquidation trustee contends were unsuitable for Sentinel and that CCS violated Section 10(b) of the Exchange Act and Rule 10b-5. The liquidation trustee also seeks relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. CCS is vigorously defending the claims. By order dated July 8, 2009, the Court dismissed the Liquidation Trustee’s Illinois Consumer Fraud Act claim. On July 29, 2009, the Liquidation Trustee amended his complaint. CCS filed its answer to the amended complaint on August 12, 2009. Discovery is ongoing with respect to the remaining claims. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

CCS is also party to litigation commenced on May 21, 2009 in the United States District Court for the Northern District of Illinois under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC., Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. The plaintiff in this case is the Liquidation Trustee of the Sentinel Liquidation Trust, which emerged from the bankruptcy of Sentinel, filed in August 2007. The Liquidation Trustee, purportedly as the assignee of claims of Sentinel’s customers, alleges that, by recommending that Sentinel purchase securities, mainly collateralized debt obligations, that the Liquidation Trustee deems to have been unsuitable for Sentinel’s customer accounts, CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law. The complaint also alleges claims under common law theories of negligence and unjust enrichment. CCS will vigorously defend all claims. CCS filed a motion to dismiss the Liquidation Trustee’s complaint on July 21, 2009. On July 28, 2009, the Court dismissed a substantively identical case brought by the Liquidation Trustee against The Bank of New York Mellon Corporation. On August 19, 2009, the Court stayed this action indefinitely, pending a decision in the Liquidation Trustee’s appeal of the judgment of dismissal in the action involving The Bank of New York Mellon Corporation, and held CCS’s motion to dismiss in abeyance. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

In a related development, CCS received a subpoena on May 14, 2009 from the staff of the Securities and Exchange Commission (“SEC”) captioned In the Matter of Sentinel Management Group, Inc. CCS and the Company have and intend to continue to cooperate with the investigation.

On June 18, 2009, Cohen Brothers was one of a number of market participants to receive a subpoena from the SEC seeking documents and information in an investigation titled In the Matter of Certain CDO Structuring Sales and Marketing Practices. Cohen Brothers intends to cooperate with the investigation.

In 2009, CCS was subject to a routine FINRA examination. As a result of that exam, the FINRA staff requested additional information and the testimony of certain employees concerning the mark-ups CCS charged in four transactions during the exam period. CCS and the Company intend to continue to cooperate with FINRA.

Cohen Brothers and its registered investment advisor subsidiary, Cohen & Company Financial Management, LLC (f/k/a Cohen Bros. Financial Management, LLC) are also named in a lawsuit filed on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, captioned Riverside National Bank of Florida v. Taberna Capital Management, LLC, Trapeza Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bank of America Corporation, as successor in interest to Merrill Lynch & Co., JP Morgan Chase, Inc, JP Morgan Securities, Citigroup Global Markets., Credit Suisse (USA) LLC, ABN AMRO, Cohen & Company, Morgan Keegan & Co., Inc., SunTrust Robinson Humphrey, Inc., The McGraw-Hill Companies, Inc., Moody’s Investors Services, Inc. and Fitch Ratings, Ltd. The plaintiff, Riverside National Bank of Florida (“Riverside”), alleges that offering memoranda issued in connection with certain CDO securities it purchased failed to disclose alleged ratings agencies’ conflicts of interest. Riverside alleges, among other things, common law fraud, negligent misrepresentation and breaches of certain alleged duties. On September 28, 2009, after a demand was made by Cohen Brothers and its co-defendants to change venue, plaintiff filed a stipulation with the Supreme Court of the State of New York, County of Kings, consenting to changing the place of trial from County of Kings to County of New York. Cohen Brothers will vigorously defend against these claims.

Matters Relating to our Other Property

On June 8, 2006, our loan to Beech Thicket Spring, Inc., Communities of Penland, LLC, COP Preservation Partners, LLC, F.W., Inc., The Penland Reserve Tract, LLC, and Triad Apartment Group, LLC in the original principal amount of $16.7 million, (the “Penland Loan”) matured. The outstanding balance at maturity was $11.8 million. The Penland Loan was guaranteed by five individuals, Anthony R. Porter, Dorothy M. Porter, Frank A. Amelung, Eugenia Amelung and Richard L. Amelung, which are collectively referred to as the Guarantors. On March 29, 2007, we obtained a judgment against the Guarantors for $13.1 million in the case styled Alesco Financial Inc. v. Anthony R. Porter, Dorothy M. Porter, Frank Amelung, Eugenia Amelung and Richard Amelung, in the United States District Court in the Middle District of Florida, Case No.: 3:07-cv-00032-HWM-HTS (the “Judgment”). Frank A. Amelung, Eugenia Amelung and Richard L. Amelung sought protection in the United States Bankruptcy Court in the Southern District of Florida, West Palm Beach Division, In Re: Frank A. Amelung, Jr. and Eugenia Marie Amelung, Chapter 7 Debtors, Case No.: 07-15492-BKC-PGH, and In Re: Richard L. Amelung, Debtor Chapter 7, Case No.: 07-15493-BKC-PGH, respectively. We have made a claim in both cases for the amount of the Judgment, reduced as the Penland Loan otherwise is collected. At least two parties, including the trustee in each case, have filed pleadings objecting to the discharge of Frank A. Amelung and Richard L. Amelung. The ability to collect a material amount of the Judgment in the bankruptcy proceedings is slight, and we do not believe the other Guarantors have significant assets for levy. We retain our primary collateral consisting of real property in the mountains of North Carolina.

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

RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock (“Common Stock”) was $8.25 on March 1, 2010. We had 10,343,347 shares of Common Stock outstanding held by approximately 39 holders of record as of March 1, 2010.

Commencing on March 22, 2004, our Common Stock began trading on the NYSE under the symbol “SFO.” On October 6, 2006, upon completion of our merger with Alesco Financial Trust and our name change from Sunset Financial Resources, Inc. to Alesco Financial Inc., our NYSE symbol was changed to “AFN.”

On December 16, 2009, upon completion of the Merger, our name changed from Alesco Financial Inc. to Cohen & Company Inc., and we moved our listing of Common Stock from the NYSE to the NYSE Amex, and our trading symbol was changed to “COHN.”

In addition, on December 16, 2009, we effectuated a 1-for-10 reverse stock split immediately prior to consummation of the merger.

The following sets forth the high and low sale prices of our Common Stock for the quarterly period indicated as reported on the NYSE for the period from January 1, 2009 to December 16, 2009 and on the NYSE AMEX from December 17, 2009 to December 31, 2009 and the cash dividends declared per share, adjusted for the 1-for-10 reverse stock split effected on December 16, 2009:

	Sale Price
	High	Low	Dividends
2009
Fourth quarter	$12.50	$3.25	$—
Third quarter	14.40	6.00	—
Second quarter	9.40	4.00	—
First quarter	9.90	3.00	—

2008
Fourth quarter	$11.20	$4.00	$—
Third quarter	20.70	6.10	—
Second quarter	49.90	20.00	2.50
First quarter	39.80	20.00	2.50

The Company declared a $2.50 dividend on March 10, 2008 and June 10, 2008, respectively, payable to stockholders of record as of March 20, 2008 and June 20, 2008, respectively, and paid on April 10, 2008 and July 10, 2008, respectively.

Prior to the Merger and through December 31, 2009, we qualified as a REIT. United States federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Therefore, for taxable years prior to 2010, in order to qualify as a REIT, the Company had to pay out substantially all of its taxable income, if any, to its stockholders. Prior to the Merger, all of the Company’s dividends were authorized in the discretion of the board of directors and depended upon, among other things, the Company’s earnings, financial condition, and maintaining its qualification as a REIT. The dividend distributions identified above have all been characterized as ordinary income for tax purposes.

Effective January 1, 2010, the Company ceased to qualify as a REIT and, therefore, is not required to make any dividends or other distributions to its stockholders. The Company presently intends to retain earnings to finance the development and growth of its business and does not anticipate payment of any cash dividends in the foreseeable future. However, the Company’s board of directors will have the power to decide whether to institute a policy regarding the payment of dividends, which may depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

In addition, the Company’s ability to pay dividends will be dependent on distributions it receives from Cohen Brothers. The amount and timing of distributions by Cohen Brothers will be at the discretion of the Cohen Brothers board of managers subject to restrictions imposed by our 2009 Credit Facility and subject to the provisions of the Cohen Brothers operating agreement. See “Liquidity and Capital Resources” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 72. See notes 14 and 15 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding these restrictions. See “Equity Compensation Plan Information” included in “Part III – Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” beginning on page 116.

Unregistered Sales of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2009, 2008, 2007, and 2006 and from the audited consolidated/combined financial statements as of and for the year ended December 31, 2005. In accordance with GAAP, the Merger was accounted for as a reverse acquisition with Cohen Brothers as the accounting acquirer. Our consolidated financial statements as of December 31, 2009, 2008, 2007, 2006 and our consolidated/combined financial statements as of and for the year ended December 31, 2005, and for each of the five years in the period ended December 31, 2009 include the operations of Cohen Brothers (or its predecessors) from January 1, 2005 through to December 16, 2009 and the combined operations of the combined company from December 17, 2009 through to December 31, 2009.

The terms “the Company,” “we,” “us” and “our” refer to the pre-Merger operations of Cohen Brothers and the combined operations of the merged company and its consolidated subsidiaries post-Merger through December 31, 2009.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 51.

	Year Ended December 31,
	2009(1)	2008	2007	2006(2)	2005 (1)(2)
	(Dollars in thousands, except share or unit and per share or per unit information)
Revenues
Net trading (3)	$44,165	$18,234	$232	$4,037	$6,306
Asset management	31,148	63,844	72,154	28,207	12,757
New issue and advisory	1,816	7,249	123,993	96,374	129,206
Principal transactions and other income (4)	6,957	(6,038)	(7,204)	6,777	9,901

Total revenues	84,086	83,289	189,175	135,395	158,170

Operating expenses
New issue costs	88	1,218	22,221	30,279	68,476
Compensation and benefits (5)	70,519	53,115	161,768	95,237	29,373
Business development, occupancy, equipment	5,469	6,935	9,870	8,327	3,934
Professional services and other operating	16,578	13,175	11,552	9,941	7,294
Depreciation and amortization (6)	2,543	4,023	2,726	789	154
Impairment of intangible assets (6)	—	2,078	—	—	—

Total operating expenses	95,197	80,544	208,137	144,573	109,231

Operating income / (loss)	(11,111)	2,745	(18,962)	(9,178)	48,939

Non operating income / (expense)
Change in fair value of interest rate swap	6	(597)	(561)	(178)	—
Interest expense	(4,980)	(8,546)	(11,019)	(3,647)	—
Gain on sale (7)(8)	7,746	—	—	—	14,999
Income (loss) from equity method affiliates (3)(9)	(3,455)	262	11,719	3,503	16

Income / (loss) before income tax expense	(11,794)	(6,136)	(18,823)	(9,500)	63,954
Income tax expense	9	2,049	2,757	1,680	5,373

Net income / (loss) (10)	(11,803)	(8,185)	(21,580)	(11,180)	58,581
Less: Net income (loss) attributable to the noncontrolling interest (10)	(98)	(1,259)	3,067	752	71

Net income / (loss) attributable to Cohen & Company Inc. (10)	$(11,705)	$(6,926)	$(24,647)	$(11,932)	$58,510

Earnings (loss) per common share/membership unit-basic(11):
Basic earnings (loss) per common share/membership unit(11)	$(1.21)	$(0.72)	$(2.83)	$(1.61)	$11.80
Weighted average shares/membership units outstanding-basic (11)	9,639,475	9,590,525	8,720,121	7,390,202	4,957,143
Earnings (loss) per common share/membership unit-diluted(11):
Diluted earnings (loss) per common share/membership unit(11)	$(1.21)	$(0.72)	$(2.83)	$(1.61)	$11.80
Weighted average shares/membership units outstanding-diluted (11)	9,639,475	9,590,525	8,720,121	7,390,202	4,957,143

Compensation and benefits consists of: (5)
Equity based compensation	$6,556	$6,177	$45,561	$20,468	$5,332
Tax gross-up expense	—	—	27,194	13,597	3,823
Retention bonus	12,374	—	—	—	—
Other compensation and benefits	51,589	46,938	89,013	61,172	20,218

Total	$70,519	$53,115	$161,768	$95,237	$29,373

Balance Sheet Data:
Total assets	$299,442	$157,653	$237,574	$177,011	$77,843
Debt (12)	61,961	76,094	130,000	77,532	—
Total Controlling Interest equity (10)	56,341	49,897	60,841	20,078	43,252
Noncontrolling interest (10)	21,310	11,016	—	502	105
Total stockholders’/members’ equity (10)	77,651	60,913	60,841	20,580	43,357

(1)	Cohen Brothers was formed on October 7, 2004 by Cohen Bros. Financial. Cohen Brothers is the majority owned operating subsidiary of Cohen & Company Inc. (the “Company”). Cohen Brothers was formed to acquire the net assets of Cohen Bros. Financial’s subsidiaries (the “Formation Transaction”). The Formation Transaction was accomplished through a series of transactions occurring between March 4, 2005 and May 31, 2005. The Formation Transaction described above was treated as a transaction between entities under common control and not a change in reporting entity as defined in FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“FASB ASC 805”). Accordingly, the period from January 1, 2005 through May 31, 2005 is presented on a combined basis and all material inter-company balances and transactions have been eliminated. Financial statements from June 1, 2005 to December 31, 2009 are presented on a consolidated basis. We recorded the assets and liabilities acquired in the Formation Transaction at their carrying values.

On December 16, 2009, Cohen Brothers completed its merger with the Company (formerly AFN) in accordance with the terms of the Merger Agreement, pursuant to which the Merger Sub merged with and into Cohen Brothers, with Cohen Brothers as the surviving entity and a majority owned subsidiary of the Company. See notes 1 and 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	In 2005, we sponsored the creation of a new entity, Taberna Realty Finance Trust (“Taberna”). Shortly after it was formed, Taberna was spun out into an independent company. The creation and spin out of Taberna (the “Taberna Transaction”), was a material transaction that impacted the comparability of the Company’s results of operations in the following ways:

(a) During the period from March 3, 2005 to April 28, 2005 when Taberna was owned by us, its operations were included in our operating results. Taberna’s operations were not included in our 2006 operating results. The operating activity during this time was comprised primarily of $4,326 of new issue revenue.

(b) After Taberna was spun out, we continued to provide origination services to Taberna. The related origination fee revenue is included in new issue revenue in the consolidated/combined statements of operations. We earned $69,187, $4,889, and $390 of origination revenue (included in new issue revenue) during 2005, 2006, and 2007, respectively. Taberna obtained its FINRA broker dealer license in 2006 and reduced its usage of our services accordingly.

(c) In 2005, we recorded a one-time gain on the Taberna Transaction as well as the related income tax expense (see footnote (7) below).

(3)	Net trading includes: (a) all gains, losses, and income (interest and dividend) from securities classified as investments — trading and trading securities sold, not yet purchased; (b) interest income and expense from collateralized securities transactions; and (c) commissions and riskless trading profits. See note 3-L to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	Effective January 1, 2008, we elected to apply the fair value option under FASB ASC 825, Financial Instruments (“FASB ASC 825”) to the following financial assets existing at the time of the adoption: (a) all of the available for sale securities; and (b) our investment in the equity method investees of Brigadier and MFCA. The changes in fair value of these instruments are recorded in principal transactions and other income in the consolidated statements of operations beginning January 1, 2008. Prior to that, changes in fair value of these instruments were included as a component of other comprehensive income (for the available for sale securities) and income from equity method affiliates (for the equity method investments). We continue to account for our investments in Star Asia Management, Ltd. (“Star Asia Manager”) and Dekania Corp. (“DEKU”) under the equity method.

Upon the consummation of the Merger with AFN in December 2009, we elected to apply the fair value option to certain residential loans we assumed from AFN.

See notes 3-E and 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

(5)	Compensation and benefits includes equity-based compensation expense. In addition, in certain cases, we have paid an additional cash bonus to the employee receiving equity-based compensation to compensate them for their personal income tax liability incurred from receiving the non-cash compensation, which is referred to herein as gross-up bonus or gross-up expense. This gross-up expense is included in compensation and benefits in the statements of operations. See note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

During the first quarter of 2006, we issued 2.1 million (retroactively adjusted for the merger conversion ratio of 0.57372) restricted membership units, in total, to Cohen Brothers’ chief executive officer, chief operating officer, and one other member of the executive team at the time. At the time of grant, we estimated these units to have an average per unit value of $6.48 (retroactively adjusted for the merger conversion ratio of 0.57372). These grants vested in the fourth quarter of 2006 and the first quarter of 2007. As of the first vesting date on December 31, 2006, we estimated that the value of these units had increased to an average per unit value of $29.56 (retroactively adjusted for the merger conversion ratio of 0.57372). This resulted in approximately $61,173 in equity-based compensation expense over the vesting period. This expense was recognized as follows: $20,394, $40,392, and $387 in 2006, 2007, and 2008, respectively, based on the vesting schedule. In addition, all of the tax gross-up expenses recorded by us in 2007 and 2006 related to payments to these three individuals. See note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

In January 2009, we implemented the 2009 Senior Managers’ Cash Bonus Retention Plan (the “Retention Plan”). Pursuant to the Retention Plan, we entered into retention arrangements with certain of our employees to ensure their continued service through the completion of the Merger with AFN. We paid an amount to each employee that by the terms of the retention arrangement vested over the period from January 1, 2009 to the earlier of the effectiveness of the Merger with AFN or September 30, 2009. The total amount paid under these retention agreements was approximately $12.4 million and was expensed over the contractual nine month vesting period. If an employee who received a payment under this plan voluntarily resigned or was terminated for cause prior to September 30, 2009, the employee was obligated to repay any unvested amount to us.

(6)	During the second quarter of 2007, we acquired the 10% of Strategos Capital Management, LLC (“Strategos”), we did not already own in exchange for 189,901 (retroactively adjusted for the merger conversion ratio of 0.57372) Cohen Brothers membership units. In connection with this transaction, we recognized an intangible asset of $6,066 representing management contract rights, which we amortize using the straight-line method over the estimated economic life of the Strategos management contracts of 3.2 years. We recognized $711, $1,936 and $807 of amortization expense for the year ended December 31, 2009, 2008 and 2007, respectively, as a component of depreciation and amortization on the consolidated statements of operations. During the year ended December 31, 2008, we recognized an impairment charge of $2,078 related to the diminished value of the management contract rights caused by continued defaults of assets in Strategos asset pools during the period. The charge is included in the consolidated statements of operations as impairment of intangible assets. See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

(7)	In April 2005, we sold Taberna Capital Management, LLC and Taberna Securities, LLC, which are collectively referred to herein as the Taberna Subsidiaries, to Taberna in exchange for 2.0 million shares of Taberna. The transaction was treated as a sale for accounting purposes and resulted in a gain of $14,999 to us. The gain is included in gain on sale of subsidiary in the 2005 consolidated/combined statement of operations.

(8)	On February 27, 2009, we sold three CLO management contracts comprising substantially all of our Emporia business line to an unrelated third party. We received net proceeds from this sale, after the payment of certain expenses, of approximately $7,258. We recorded a gain on the sale of CLO management contracts of $7,746 for the year ended December 31, 2009 in the consolidated statement of operations (representing the net cash received of $7,746 as well as the subordinated management fees received from the unrelated third party during the second, third and fourth quarters of 2009). See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

(9)	In May 2006, we formed Brigadier. From the inception of the entity through December 31, 2007, we recognized our share of the partnership’s income as income from equity method affiliate in the consolidated statements of operations. During 2007, we invested in Star Asia Manager, MFCA, and DEKU, for each of which we recognized our share of the entity’s income as income from equity method affiliate in the consolidated statements of operations from the inception of the entity. See notes 3-F and 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

Effective January 1, 2008, we elected the fair value option method of accounting for our investments in Brigadier and MFCA (see note (4) above). During 2008 and 2009, we also invested in Strategos Deep Value Credit GP, LLC and Strategos Deep Value Credit II GP, LLC, respectively, (collectively, referred to as the “Deep Value GPs”). We recognize our share of the Deep Value GPs’ income as income from equity method affiliates in the consolidated statement of operations.

In February 2009, DEKU liquidated and its securities ceased trading on the NYSE Amex (formerly the NYSE Alternext) on February 18, 2009 and DEKU was removed from listing and registration on the NYSE Amex on March 2, 2009. We wrote off our equity method investment in DEKU for a total charge of $4,339 to the consolidated statement of operations. See note 3-F to our consolidated financial statements included in this Annual Report on Form 10-K.

(10)	As of January 1, 2009, we adopted the new guidance on accounting for noncontrolling interests included in FASB ASC 810, Consolidation (“FASB ASC 810”). The new guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in our consolidated financial statements (as opposed to mezzanine equity). The new guidance also changes the way the consolidated statement of operations is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of net income attributable to the parent and to the noncontrolling interest. For all periods in which balance sheet data is presented, we reclassified all amounts, from the former “minority interest caption” to a new line item, “noncontrolling interests,” which is included in stockholders’/members’ equity. In addition, in the statement of operations, we do not deduct any noncontrolling interest in determining net income. Rather, we display below net income on the face of the statement of operations, the portion of consolidated net income or loss that is attributable to the controlling and noncontrolling interests.

(11)	Earnings (loss) per common share/membership unit data has been retroactively restated based on the exchange ratio (0.57372) of shares issued in the Merger between AFN and Cohen Brothers.

(12)	Debt is comprised of the following:

	Year Ended December 31,
	2009	2008	2007	2006(2)	2005
	(Dollars in thousands)
Bank debt (a)	$9,950	$67,000	$130,000	$73,283	$—
Contingent convertible senior notes (b)	25,374	—	—	—	—
Junior subordinated notes (c)	17,269	—	—	—	—
Subordinated notes payable (d)	9,368	9,094	—	—	—
Promissory note (e)	—	—	—	3,244	—
Warehouse facility (f)	—	—	—	1,005	—

	$61,961	$76,094	$130,000	$77,532	$—

(a) Cohen Brothers entered into a revolving credit and term loan facility with a group of commercial banks on July 18, 2006. As of December 31, 2006, Cohen Brothers borrowed $73,283 under the term loan facility.

In July 2007, Cohen Brothers entered into a $200,000 revolving line of credit facility with a group of commercial banks which replaced the revolving line of credit and term loan dated as of July 18, 2006. The facility matured on June 1, 2009 when we entered into an amended and restated credit facility (see below). As of December 31, 2008 and 2007, Cohen Brothers had outstanding loans of $67,000 and $130,000, respectively, under this revolving line of credit.

On June 1, 2009, Cohen Brothers entered into an amended and restated credit facility with TD Bank, which was amended on September 30, 2009 and was further amended on December 16, 2009 in connection with the completion of the merger between Cohen Brothers and AFN and again on December 30, 2009 and is referred to as the 2009 Credit Facility. The 2009 Credit Facility matures on May 31, 2011. As of December 31, 2009, $9,950 was drawn, $1,292 was committed for two letters of credit and there was $15,101 available for borrowing under the 2009 Credit Facility. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The 2009 Credit Facility” beginning on page 78 and note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the Cohen Brothers’ 2009 Credit Facility.

(b) From an accounting perspective, in connection with the Merger, the Company assumed $26,150 principal amount of convertible senior notes from AFN. As of December 31, 2009, the carrying value of the Company’s convertible debt outstanding was $25,374. Amounts were recorded at fair value as of the Merger date and the difference between the fair value as of that date and the principal amount will be amortized to earnings over the estimated life of the underlying debt as an adjustment to interest expense. The notes mature on May 15, 2027. The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contingent Convertible Senior Notes” beginning on page 79 and note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the convertible senior notes.

(c) In connection with the Merger with AFN, on December 16, 2009, the Company assumed $49,614 aggregate principal amount of junior subordinated notes from AFN. As of December 31, 2009, the carrying value of the Company’s junior subordinated notes outstanding was $17,269. Amounts were recorded at fair value as of the Merger date and the difference between the fair value as of that date and the principal amount will be amortized to earnings over the estimated life of the underlying debt as an adjustment to interest expense. The junior subordinated notes are payable to two special trusts:

(i)	Alesco Capital Trust: $28,995 in aggregate principal amount issued in June 2007. As of December 31, 2009, the carrying value of the notes was $11,245. The notes mature on July 30, 2037 and may be called by the Company at par any time after July 30, 2012.

(ii)	Sunset Financial Statutory Trust I: $20,619 in aggregate principal amount issued in March 2005. As of December 31, 2009, the carrying value of the notes was $6,024. The notes mature on March 30, 2035. All principal is due at maturity.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Junior Subordinated Notes” beginning on page 80 and note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the Junior Subordinated Notes.

(d) As of December 31, 2009 and 2008, subordinated notes payable included $3,807 and $9,094 of notes payable to related parties, respectively.

In June 2008, Cohen Brothers executed three separate agreements with three of its members (Daniel G. Cohen, Christopher Ricciardi, and Cohen Financial Group (“CFG”), to obtain $9,000 of unsecured subordinated financing (the “Original Subordinated Notes”). The Original Subordinated Notes were comprised of $6,000 from CFG, $2,000 from Daniel G. Cohen, and $1,000 from Christopher Ricciardi. Prior to the completion of the Merger, CFG filed a certificate of liquidation with the Secretary of State in the State of Delaware. Our majority owned subsidiary, Cohen Brothers issued new subordinated notes to each stockholder of CFG evidencing our obligation to repay to each such stockholder the stockholder’s pro rata share of the original note to CFG (the “New Subordinated Notes”, and, together with the Original Subordinated Notes, the “Subordinated Notes”). The New Subordinated Notes have substantially the same terms and provisions as contained in CFG’s Original Subordinated Note. Messrs. Cohen and Ricciardi were stockholders of CFG and received New Subordinated Notes in the original principal amount of $495 and $103, respectively, representing their pro rata share of CFG’s note. The Subordinated Notes mature on June 20, 2013. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Subordinated Notes Payable” beginning on page 80 and note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the Subordinated Notes.

(e) In May 2006, we entered into a $3,600 promissory note with Merrill Lynch Capital Corp. The proceeds of this note were used to advance funds to the master fund of Brigadier. The master fund used the proceeds of the advance to purchase collateralized debt obligation securities in a Cohen Brothers-sponsored collateralized debt obligation. As of December 31, 2006, we had $3,244 outstanding under the promissory note. In December 2007, the master fund repaid the advance in full, and we subsequently repaid in full the remaining balance of the promissory note and were under no further obligation to Merrill Lynch Capital Corp. for this note.

(f) As of December 31, 2006 and through March 1, 2007, we were required to consolidate one special purpose entity (“Warehouse SPE”), as required under the variable interest guidance included in FASB ASC 810, Consolidation. The Warehouse SPE had a line of credit with LaSalle Bank in the amount of $100,000, which had $1,005 outstanding as of December 31, 2006. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Variable Interest Entities” beginning on page 92 and note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including fair value of financial instruments. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. All dollar amounts included in this discussion are in thousands unless otherwise noted.

Overview

We are an investment firm specializing in credit-related fixed income investments. We began operations, through our predecessors, in 1999 as an investment firm focused on small and mid-cap banks, but have grown over the past ten years into a more diversified fixed income specialty investment firm. We are organized into three business segments: Capital Markets, Asset Management, and Principal Investing.

•

Capital Markets. Our Capital Markets business segment consists of credit-related fixed income sales and trading, as well as new issue placements in corporate and securitized products. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: high grade corporate bonds, high yield corporate bonds, ABS, MBS, CLOs, TruPS, whole loans, and other structured financial instruments. We believe that we are one of the most active participants in the brokering of TruPS due to our knowledge of the transactions and the relationships we maintain with institutional investors in these securities.

•

Asset Management. We serve the needs of client investors by managing assets within investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations (collectively, “investment vehicles”). A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds or TruPS. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders will have recourse only to the assets securing the loans. Our Asset Management business segment includes our fee based asset management operations which include on-going base, subordinate and incentive management fees. As of December 31, 2009, we had approximately $16.2 billion in assets under management (“AUM”).

•	Principal Investing. Our Principal Investing business segment is comprised primarily of our seed capital investments in investment vehicles we manage.

We generate our revenue by business segment primarily through:

Capital Markets:

•	our trading activities which include riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

•

new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue securitization revenue associated with arranging new securitizations;

Asset Management:

•

asset management fees for our on-going services as asset manager charged and earned by managing investment vehicles, which may include fees both senior and subordinated to the securities issued by the investment vehicle;

•	incentive management fees earned based on the performance of the various investment vehicles;

Principal Investing:

•

gains and losses (unrealized and realized) and income and expense earned on securities, primarily seed capital investments in original issuance of investment vehicles we manage, classified as other investments, at fair value; and

•	income or loss from equity method affiliates (see “— Critical Accounting Policies and Estimates — Investment Vehicles” beginning on page 87).

Business Environment

Our business is materially affected by economic conditions in the financial markets.

The world financial markets experienced unprecedented volatility, which began in the second half of 2007 and continued through 2009. During the past two years, many financial institutions have failed, been acquired in distressed sales, or been forced to participate in various government-sponsored guarantee and support programs. This financial market dislocation created new opportunities for firms that were able to adapt to the challenging landscape. We believe that firms that have navigated this dislocation and are unencumbered by government obligations will have advantages prospectively. Such firms have opportunities to develop new client relationships and to build and improve their talent base and product offerings. We believe that the considerable changes and challenges that many larger national firms are experiencing give us an advantage in hiring highly qualified and experienced investment professionals who have either become dislocated by or disheartened with their current employer. Investment professionals at these firms are faced with the challenge of convincing customers that their parent firm is strong and financially stable despite negative media coverage. We believe these financial professionals now consider specialized firms like ours as serious alternatives for their business. Our pipeline of new recruits and the quality of new recruits has increased significantly. We may also seek growth through acquisitions to the extent attractive opportunities arise.

While many economists believe the recession ended some time during the third quarter of 2009, unemployment and tight credit markets continue to create an unstable economic environment, and there is no guarantee that conditions will not worsen again. All of these factors have had an impact on our business operations.

External Factors That Affect Our Business

A portion of our revenues are generated from net trading activity. We engage in proprietary trading for our own account as well as execute “riskless” trades with a customer order in hand resulting in limited market risk to us. The inventory of securities held for our own account as well as held to facilitate customer trades and our market making activities are sensitive to market movements.

A portion of our revenues are generated from management fees. Our ability to charge those fees and the amount of those fees is dependent upon the underlying investment performance and stability of the investment vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees.

The following factors may also affect our business:

Credit market dislocation. The disruptions in the financial markets that began in 2007 and escalated throughout 2008 improved as we progressed through 2009. The numerous government stimulus programs implemented by the United States and foreign governments aimed at stabilizing credit markets and improving the overall financial system liquidity show signs of having the desired effect.

However, we believe despite recent improvements, the credit markets continue to experience higher levels of illiquidity as compared to historical norms. If credit markets continue to experience illiquidity and credit spreads continue to remain wider than historical norms, we believe that there will continue to be a significant downward pressure on the performance of financial assets in general with even more severe pressure on securitized financial assets. Due to the poor performance of securitized financial assets, investments in collateralized debt obligations, CLOs, and similar structured vehicles have fallen out of favor with investors. Historically, the overwhelming majority of our new issue and advisory revenues had come from the creation of securitized financial assets. Accordingly, the credit market disruption that began in 2007 and escalated through 2008 severely restricted our ability to earn new issues fees. Furthermore, historically, the primary method by which we increased our AUM and asset management fees was to securitize financial assets. Although credit market conditions have improved in 2009, we do not anticipate entering into these types of transactions in the foreseeable future. The exact form or method to accomplishing these transactions, if completed in the future, may be substantially different than how they were executed in the past.

Credit performance. Prior to the second quarter of 2007, we generally experienced more stable credit performance across the various asset classes in which we specialize, as evidenced by the relatively low and stable historic default rates. Default rates have increased since 2007 as the economy weakened and financial markets deteriorated. Stock prices have risen during the second half of 2009 and corporate earnings reports for many companies have pointed to improving economic conditions. If the stimulus packages are not effective in promoting growth, it is possible that recent signs of improvement will give way to renewed economic weakness. A further weakening of the United States economy would likely have an even more pronounced negative impact on credit performance, which could result in an increase in default rates. Declining credit performance impacts our business primarily in the following ways:

•

For collateralized debt obligations we manage, (1) when an individual asset defaults, we do not earn our senior and subordinated asset management fee on that asset; (2) if total defaults within a structure exceed certain thresholds, the subordinated asset management fees we earn may be deferred or eliminated altogether; and (3) most collateralized debt obligations we manage have a provision whereby if defaults exceed a certain level, the holder of the most senior collateralized debt obligation securities (as defined below) can call an event of default and liquidate the trust. In this case both our senior and subordinated asset management fees would be terminated.

•

For permanent capital vehicles and investment funds we manage, defaults will (1) reduce the NAV of the investment fund which will reduce our asset management fee and (2) reduce the overall returns earned by the managed entity thereby reducing or eliminating any incentive management fee.

•

Finally, in general, poor credit performance reduces investor demand for the asset classes in which we specialize thereby making it more difficult for us to raise additional capital either into existing permanent capital vehicles or investment funds that we manage or for the creation of new investment vehicles.

Credit spreads. In the years prior to the second half of 2007, the credit markets in which we operate experienced tightening credit spreads mainly due to the strong supply of capital. Over the second half of 2007 and through 2008, however, there was a significant widening of credit spreads across all credit markets. Credit spreads during this period remained significantly wider than in mid-2007. This widening resulted in a decline in the fair value of most of the investments we owned which reduced income and the book value of our equity as well as reduced the asset management fees we earned based on the fair value of these funds. During the second half of 2009, credit spreads have narrowed somewhat. This narrowing of credit spreads has had a positive influence on the value of many of our investments but may also have the effect of reducing the future attractiveness of such investments and reducing future income.

Reduced liquidity. The general market conditions during the past two years have resulted in decreasing investor demand for all but the most liquid financial instruments. This has reduced the liquidity of the financial instruments in which we specialize. Similar to increases in credit spreads, this results in a reduction in the fair value of fixed income securities and loans and has the same impact as the credit spreads described above.

Valuation of investments. Limited financing available to potential buyers and tighter lending standards have resulted in the offer for sale of a significant amount of investment assets, increasingly under distressed circumstances. This increase in investment assets for sale, together with investors’ diminished confidence in their ability to accurately assess the credit quality of credit-sensitive investments, and the exit of major dealers from the marketplace has contributed to significant price volatility in previously stable asset classes. As a result, the valuation process for investment classes has become more uncertain and subjective, and valuations obtained through such a process may not necessarily represent what we would receive in an actual sale of a given investment.

Reliance on agency ratings. The lack of confidence among potential investors in the validity of the ratings provided by the major rating agencies has reduced investors’ confidence in assessing the credit profile of their investments and has contributed to significant price volatility in numerous asset classes, including asset classes in which we specialize.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results. All amounts in this section are in thousands (except unit and per unit and share and per share data) unless otherwise noted.

Net Trading

Our fixed income sales and trading group within our Capital Markets segment provides trade execution to corporate and institutional investors. Trades in our Capital Markets segment can be either risk-based or riskless. “Riskless” trades are transacted with a customer order in hand, resulting in limited risk to us. Risk-based trades involve us owning the securities and thus placing our capital at risk. Such risk-based trading activity may include the use of leverage. Market conditions have allowed us to focus on riskless trades of securitized financial products beginning in 2007 through to the date of this filing.

NET TRADING

(dollars in thousands)

	Twelve months ended December 31,
	2009	2008	2007
Net trading by category:
Riskless	$41,898	$22,886	$6,981
Risk	1,559	(5,792)	(10,281)
Other (1)	708	1,140	3,532

	$44,165	$18,234	$232

	As of December 31,
	2009	2008
Assets held:
Investments-trading	$135,428	$16,774
Receivables under resale agreements	$20,357	$—
Trading Securities sold, not yet purchased	$(114,712)	$—

	Twelve months ended December 31
	2009	2008
Other Statistical Data:
Notional amount traded	$14,189,795	$3,694,296
Number of counterparties	417	147
Number of sales people and traders (as of December 31)	58	26

(1)	Primarily comprised of interest income, net of interest expense.

Assets Under Management

AUM refers to our assets under management and equals the sum of: (1) the gross assets included in collateralized debt obligations that we have sponsored and manage; plus (2) the gross assets accumulated and temporarily financed in warehouse facilities during the accumulation phase of the securitization process, which gross assets are intended to be included in collateralized debt obligations; plus (3) gross assets of a portfolio that we managed for RAIT; plus (4) the NAV of the permanent capital vehicles and investment funds we manage; plus (5) the NAV of other managed accounts.

AUM is also an important driver of our revenue and expense fluctuations. AUM drives our asset management fee revenue. In addition, much of our work force receives a significant portion of their compensation through performance bonuses which are related to our revenues. Therefore, AUM will impact compensation expense in addition to revenue.

Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our AUM measure includes, for instance, certain AUM for which we charge either no or nominal fees which are generally related to our assets in the accumulation phase. Our definition of AUM is not based on any definition of AUM contained in any of our management agreements.

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of December 31,
	2009	2008	2007
Company sponsored collateralized debt obligations	$15,569,780	$23,486,862	$37,881,563
Other managed assets(1)	—	177,447	5,293,739
Permanent capital vehicles	161,984	324,764	556,559
Investment funds	243,894	301,675	191,488
Managed accounts(2)	230,285	—	—

Assets under management (end of period)(3)	$16,205,943	$24,290,748	$43,923,349

Average assets under management — company sponsored collateralized debt obligations	$17,524,608	$30,005,018	$32,646,629

(1)	Includes assets in the accumulation phase as well as other assets managed for third parties or affiliates.
(2)	Represents client funds managed under separate account arrangements.
(3)	AUM for company sponsored collateralized debt obligations, other managed assets, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the period indicated.

Detail of Company Sponsored Collateralized Debt Obligations

ASSETS UNDER MANAGEMENT

COMPANY SPONSORED COLLATERALIZED DEBT OBLIGATIONS

(dollars in thousands)

	As of December 31,
	2009	2008	2007
Trust preferred securities and insurance company debt — U.S.	$7,725,178	$9,220,191	$10,078,579
High grade and mezzanine ABS	5,393,621	10,193,650	24,334,682
Middle market loans — U.S.	—	1,169,835	1,158,564
Trust preferred securities and insurance company debt — Europe	1,569,747	1,625,176	1,295,278
Broadly syndicated loans — Europe	881,234	886,706	617,649
Obligations of tax exempt entities	—	391,304	396,811

Total company sponsored	$15,569,780	$23,486,862	$37,881,563

NUMBER OF COMPANY SPONSORED

COLLATERALIZED DEBT OBLIGATIONS MANAGED

	For the twelve months ended December 31,
	2009	2008	2007
Beginning balance, managed	44	46	30
New collateralized debt obligations	—	1	16
Liquidated collateralized debt obligations	(1)	(3)	—
Transferred/Sold collateralized debt obligations	(5)	—	—

Ending balance, managed	38	44	46

Detail of Permanent Capital Vehicles

ASSETS UNDER MANAGEMENT

PERMANENT CAPITAL VEHICLES

(dollars in thousands)

	As of December 31,
	2009	2008	2007
AFN	$—	$104,862	$27,672
EuroDekania	—	—	177,644
MFCA	—	29,237	132,648
Star Asia Finance	161,984	190,665	218,595

Total permanent capital vehicles	$161,984	$324,764	$556,559

The AUM for permanent capital vehicles represents the net asset value for each entity less any investments the entity has made in our sponsored collateralized debt obligations, if any. The investments each entity has made in our sponsored collateralized debt obligations are included as a component of the AUM of company sponsored collateralized debt obligations. As of December 16, 2009, Merger Sub merged with and into Cohen Brothers. See note 4 of our consolidated financial statements included in this Annual Report on Form 10-K. As of December 31, 2009, EuroDekania was still managed by us but had all of its NAV invested in sponsored collateralized debt obligations. However, MFCA was no longer managed by us as of December 31, 2009. See note 6 to our consolidated financial statements included in this Annual Report on Form 10-K. Because the management fees we earn from the permanent capital vehicles are generally subject to an offset for the management fees we earn from the collateralized debt obligations in which they invest, fluctuations in the NAV of the permanent capital vehicle generally do not directly impact the management fee revenue we earn.

Detail of Investment Funds

ASSETS UNDER MANAGEMENT

INVESTMENT FUNDS

(dollars in thousands)

	As of December 31,
	2009	2008	2007
Brigadier	$18,552	$190,035	$191,488
Deep Value	225,342	111,640	—

Total investment funds	$243,894	$301,675	$191,488

The AUM for investment funds represents the net asset value for each entity less any investments the entity has made in our sponsored collateralized debt obligations, if any. The investment each entity has made in our sponsored collateralized debt obligations are included as a component of the AUM of company sponsored collateralized debt obligations. Historically, our investment funds have not made significant investments in company sponsored collateralized debt obligations. As of December 31, 2009, neither fund has any investment in company sponsored collateralized debt obligations.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2009 and 2008.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Year ended December 31,		Favorable/(Unfavorable)
	2009	2008	$ Change	% Change
Revenues
Net trading	$44,165	$18,234	$25,931	142%
Asset management	31,148	63,844	(32,696)	(51)%
New issue and advisory	1,816	7,249	(5,433)	(75)%
Principal transactions and other income	6,957	(6,038)	12,995	215%

Total revenues	84,086	83,289	797	1%

Operating expenses
New issue costs	88	1,218	1,130	93%
Compensation and benefits	70,519	53,115	(17,404)	(33)%
Business development, occupancy, equipment	5,469	6,935	1,466	21%
Professional services and other operating	16,578	13,175	(3,403)	(26)%
Depreciation and amortization	2,543	4,023	1,480	37%
Impairment of intangible asset	—	2,078	2,078	100%

Total operating expenses	95,197	80,544	(14,653)	(18)%

Operating income / (loss)	(11,111)	2,745	(13,856)	(505)%

Non operating income / (expense)
Change in fair value of interest rate swap	6	(597)	603	101%
Interest expense	(4,980)	(8,546)	3,566	42%
Gain on sale of management contracts	7,746	—	7,746	NM
Income/(loss) from equity method affiliates	(3,455)	262	(3,717)	(1,419)%

Loss before income taxes	(11,794)	(6,136)	(5,658)	(92)%
Income tax expense	9	2,049	2,040	100%

Net loss	(11,803)	(8,185)	(3,618)	(44)%
Less: Net loss attributable to the noncontrolling interest	(98)	(1,259)	1,161	92%

Net loss attributable to Cohen & Company Inc.	$(11,705)	$(6,926)	$(4,779)	(69)%

Revenues

Revenues remained relatively flat with $84,086 for the year ended December 31, 2009 and $83,289 for the year ended December 31, 2008. As discussed in more detail below, the change was comprised of increases of $25,931 in net trading revenue and $12,995 in principal transactions and other income, partially offset by decreases of $32,696 in asset management revenue and $5,433 in new issue and advisory revenue.

Net Trading

Net trading revenue increased $25,931 to $44,165 for the year ended December 31, 2009 from $18,234 for the year ended December 31, 2008.

	2009	2008	$ Change
Net trading by category:
Riskless	$41,898	$22,886	$19,012
Risk	1,559	(5,792)	7,351
Other	708	1,140	(432)

	$44,165	$18,234	$25,931

The increase was primarily related to the increase in gains realized from riskless trading activity. The increase in riskless trading activity is primarily attributable to increased trading volume and the expansion of our Capital Markets business including the hiring of additional traders and sales people. In addition, we recognized net trading gains on risk transactions in 2009 as compared to the net trading losses on risk transactions in 2008 related to our risk trading inventory.

As of December 31, 2009, we had a total of 58 traders and sales people in our Capital Markets group as compared to 26 as of December 31, 2008. To date, we have been successful in our strategy of expanding our Capital Markets business. We believe there is a significant opportunity in expanding our Capital Markets business because (1) dislocation in the credit markets has resulted in an opportunity to create a first class broker dealer and (2) institutional investors are very receptive to working with boutique broker dealers because the large broker dealers have scaled back their risk taking and the small broker dealers provide execution that they value.

Asset Management

Asset management fees decreased by $32,696, or 51%, to $31,148 for the year ended December 31, 2009 from $63,844 for the year ended December 31, 2008, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	December 31, 2009	December 31, 2008	Change
Collateralized debt obligations	$26,319	$47,712	$(21,393)
Investment funds	3,466	10,201	(6,735)
Permanent capital vehicles and other	1,363	5,931	(4,568)

Total	$31,148	$63,844	$(32,696)

Collateralized Debt Obligations

Asset management revenue from company sponsored collateralized debt obligations decreased $21,393 to $26,319 for the year ended December 31, 2009 from $47,712 for the year ended December 31, 2008. The following table summarizes the periods presented by asset class:

COLLATERALIZED DEBT OBLIGATION ASSET MANAGEMENT FEES EARNED BY ASSET CLASS

(dollars in thousands)

	December 31, 2009	December 31, 2008	Change
Trust preferred securities and insurance company debt — U.S.	$12,538	$17,021	$(4,483)
High grade and mezzanine ABS	4,574	13,447	(8,873)
Middle market loans — U.S.	986	7,130	(6,144)
Trust preferred securities and insurance company debt — Europe	5,960	6,066	(106)
Broadly syndicated loans — Europe	1,839	1,945	(106)
Obligations of tax exempt entities	422	2,103	(1,681)

Total	$26,319	$47,712	$(21,393)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because we stopped accruing for subordinated fees for all but one collateralized debt obligation due to the non-payment of such fees on the applicable quarterly payment dates during the 2008 and 2009 periods. Substantially all our TruPs trusts have stopped paying subordinated management fees. We will begin accruing the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. If payments resume in the future, but we are unsure of continued payment, we will recognize the subordinated asset management fee as payments are received and will not accrue the fee on a monthly basis. See “— Critical Accounting Policies and Estimates — Revenue Recognition — Asset Management” beginning on page 91. The decline in this asset class is also attributable to the decrease in average AUM due to greater levels of deferrals and defaults of the underlying assets.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets and liquidations of certain collateralized debt obligations.

Asset management fees for middle market loans of United States companies decreased primarily because we sold three CLO management contracts comprising substantially all of our Emporia business line to an unrelated third party. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K and “— Non-Operating Income and Expense — Gain on Sale of Management Contracts” beginning on page 64. In addition, during the period owned, we stopped accruing for subordinated fees for certain of the CLO contracts due to non-payment of such fees.

Asset management fees for TruPS and insurance company debt of European companies decreased primarily because the average AUM in this asset class declined due to the greater level of deferrals and defaults of the underlying assets and we stopped accruing for subordinated fees for certain collateralized debt obligations due to the non-payment of such fees during the year ended December 31, 2009.

Asset management fees for Broadly Syndicated Loans – Europe decreased because there was a decrease in average assets under management for year ended December 31, 2009 as compared to the year ended December 31, 2008 for which we earned asset management fees.

Asset management fees for obligations of tax exempt entities decreased during the year ended December 31, 2009 as compared to the same period in 2008 because in March 2009, we entered into a sub-advisory agreement with an unrelated third party, related to the Structured Tax-Exempt Pass-Through (“STEP”) management contract. From March 18, 2009 through April 21, 2009, we continued to receive collateral management fees from this securitization and served as its manager. Effective April 22, 2009, the STEP management contract was formally assigned to the unrelated third party who then became the collateral manager. Per our agreement, the new collateral manager pays us a fee equal to 55% of any management fees the unrelated third party receives from this securitization. As of April 22, 2009 and thereafter, we recognize this sub advisory fee as other income which is a component of principal transactions and other income in the consolidated statements of operations. See note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investment Funds

Our asset management revenue from investment funds is comprised of fees from the management of Brigadier and Deep Value.

	December 31, 2009	December 31, 2008	Change
Brigadier	$1,337	$9,597	$(8,260)
Deep Value	2,129	604	1,525

Total	$3,466	$10,201	$(6,735)

The increase in Deep Value revenue was primarily because Deep Value consummated its first closing in April 2008 and had more AUM for more months during the 2009 period.

The decrease in Brigadier revenue was due to a decrease in base management fee revenue of $2,330 and a decrease in incentive management fee revenue of $5,930. Brigadier has experienced extensive redemptions during the past year. As of December 31, 2009, Brigadier had a NAV of $12.5 million of which $4.1 million represented our interest in the fund. As of December 31, 2008, these amounts were $102.1 million and $14.0 million, respectively. The decline in the NAV of $89.6 million was due to investor redemptions of $86.6 million and net investment losses of $3 million.

Our base management fee for Brigadier is 2% of the NAV. We expect that the management fees we earn will be substantially less for 2010 and beyond as compared to prior periods. We are not seeking to raise new capital for the fund.

Permanent Capital Vehicles and Other

Our asset management revenue from permanent capital vehicles and other are primarily comprised of fees from AFN prior to its merger with Cohen Brothers in December 2009, EuroDekania, and MFCA prior to its transfer to an unrelated third party in March 2009, as well as whole loan monitoring and other fees. The net decrease of $4,568 was comprised of a decrease of $2,661 from AFN, a decrease of $685 from EuroDekania, a decrease of $1,157 from MFCA, and a decrease of $65 in whole loan monitoring and other fees.

We served as external manager of AFN during both 2008 and from January 1, 2009 through to December 16, 2009. Our base management fee for AFN was offset by AFN’s share of asset management fees that were paid to us by the sponsored collateralized debt obligations that AFN had invested. During the period from January 1, 2009 through to December 16, 2009, we recognized a net base management fee of $0 because the base management fees earned for managing AFN were completely offset by AFN’s share of the base management fee paid to us by company-sponsored collateralized debt obligations in which AFN invested. Upon the consummation of the Merger with AFN, the revenue and expense related to our management agreement is eliminated for GAAP purposes.

We served as external manager of EuroDekania during both 2008 and 2009. Similar to AFN, our management fee for EuroDekania is offset by EuroDekania’s share of asset management fees that were paid to us by the sponsored collateralized debt obligations in which EuroDekania has invested. Overall management fees for EuroDekania decreased for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily because of the increases in the management fee offset resulting from EuroDekania’s increased investment in our sponsored collateralized debt obligations.

We served as external manager of MFCA during 2008 and from January 1, 2009 through March 18, 2009. Overall management fees for MFCA decreased for the year ended December 31, 2009 as compared to the year ended December 31, 2008 because the average NAV decreased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and we were no longer receiving management fees after March 18, 2009. On March 18, 2009, the board of directors of MFCA approved the assignment of the MFCA management contract between us and MFCA to an unrelated third party. We did not receive cash proceeds for this assignment nor did we receive a termination fee from MFCA related to the termination of the management contract. However, in conjunction with the assignment, the Company terminated the employees of its not for profit asset management group that were servicing this contract and the transferee hired the majority of those employees. We will receive a participation fee beginning on March 18, 2012 and for the ten year period thereafter equal to 10% of the revenue earned in excess of $1,000 annually by the unrelated third party for managing MFCA. See note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

For the year ended December 31, 2008, whole loan monitoring and other fees was primarily comprised of asset management fees from whole loan monitoring services provided to RAIT. RAIT had a portfolio of whole loans and contracted with us to provide oversight and monitoring services in 2007 and 2008. We stopped providing whole loan monitoring services to RAIT after June 30, 2008 because RAIT did not renew the contract and began performing this monitoring function in-house. For the year ended December 31, 2009, other fees was primarily comprised of fees we earned from managing certain managed accounts established in 2009 as well as advisory fees for consulting services provided by us to Cohen Bros. Financial (“CBF”). CBF is a single member LLC owned by Daniel G. Cohen, our Chairman and Chief Executive Officer. See note 26 to our consolidated financial statements included in this Annual Report on Form 10-K.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by 75% for the year ended December 31, 2009 as compared to the same period in 2008. The overall decline in new issue and advisory revenue was primarily due to $4.5 million in new issue revenue earned on a single securitization that was completed in 2008 and the fact that we did not sponsor any securitizations in 2009. The remaining reduction was due to lower volume of assets originated in our asset classes due to the volatility in the credit markets.

Principal Transactions and Other Income

Principal transactions and other income increased by $12,995 or 215% to income of $6,957 for the year ended December 31, 2009 as compared to a loss of $6,038 for the year ended December 31, 2008.

Principal Transactions & Other Income

(dollars in thousands)

	December 31, 2009	December 31, 2008	Change
Change in fair value of other investments, at fair value	$5,610	$(15,433)	$21,043
Foreign currency	(737)	1,643	(2,380)
Dividend, interest, and other income	2,084	7,752	(5,668)

Total	$6,957	$(6,038)	$12,995

The increase in the change in fair value of other investments of $21,043 is comprised of the following:

	December 31, 2009	December 31, 2008	Change
AFN	$106	$(1,431)	$1,537
EuroDekania	(1,025)	(4,898)	3,873
Star Asia Finance	3,423	(4,468)	7,891
RAIT	(658)	(3,073)	2,415
Brigadier	89	10,185	(10,096)
MFCA	1,052	(3,188)	4,240
Deep Value	6,268	(2,762)	9,030
Other	(3,645)	(5,798)	2,153

Total	$5,610	$(15,433)	$21,043

Effective with the merger, our investment in AFN was reclassified as treasury stock and will not be adjusted going forward. RAIT (NYSE: RAS) is a publicly traded company so changes in the value of our investment match changes in the public share price. Our investments in EuroDekania, Star Asia Finance, Brigadier, MFCA, and Deep Value generally increase and decrease in value based on the NAV of the underlying funds. The gain on our investment in Brigadier declined primarily because we redeemed most of our investment in 2008 and early 2009. The underlying Brigadier fund had slightly negative returns during 2009; however, it had positive returns in the first months of 2009 when we held a higher level of investment. Star Asia Finance’s NAV also declined during the year. However, we purchased additional shares of Star Asia during the year at a substantial discount to underlying NAV in a rights offering. Therefore, although the overall NAV of Star Asia Finance declined, our ownership percentage increased. On a combined basis, this resulted in an overall increase in the value of our investment in Star Asia Finance.

We receive payments under certain asset management contracts in Euros or Great Britain Pounds; however, our functional currency is the United States dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, Great Britain Pounds and United States dollars in the related periods.

The decline in dividend, interest, and other income is primarily related to a decrease in dividends from our permanent capital vehicles of $2,456, a decrease in other income of $1,528, a decrease in interest income from collateralized debt obligations of $801 and reduced income on cash balances of $883. The reduction in dividends on permanent capital vehicles as well as interest income on collateralized debt obligations are primarily due to reduced performance of the related entities. The reduced income on cash balances results from declining interest rates as well as a decline in our invested cash balances.

Operating Expenses

Operating expenses increased $14,653, or 18%, to $95,197 for the year ended December 31, 2009 from $80,544 for the year ended December 31, 2008. The change was due to increases of $17,404 in compensation and benefits, and $3,403 in professional services and other operating expenses, which was partially offset by decreases of $1,466 in business development, occupancy, equipment, $1,480 in depreciation and amortization, $2,078 in impairment of intangible asset and $1,130 in new issue costs.

New Issue Costs

New issue costs decreased $1,130, or 93%, to $88 for the year ended December 31, 2009 from $1,218 for the year ended December 31, 2008. This change in new issue costs is due to a decrease in origination costs related to our company sponsored securitizations and new issue activity. See discussion above of “—New Issue and Advisory Revenue” beginning on page 61.

Compensation and Benefits

Compensation and benefits increased $17,404, or 33%, to $70,519 for the year ended December 31, 2009 from $53,115 for the year ended December 31, 2008.

COMPENSATION AND BENEFITS

(dollars in thousands)

	December 31, 2009	December 31, 2008	Change
Equity-based compensation	$6,556	$6,177	$379
Retention bonus	12,374	—	12,374
Other compensation and benefits	51,589	46,938	4,651

	$70,519	$53,115	$17,404

Compensation and benefits includes equity-based compensation which increased $379 or 6% to $6,556 for the year ended December 31, 2009 from $6,177 for the year ended December 31, 2008.

For the year ended December 31, 2008, compensation and benefits includes equity-based compensation of $3,519 related to the amortization of Restricted Units consisting of restricted membership units and LTIP units awarded to our executives and $2,658 related to the amortization of Options awarded to our employees. For the year ended December 31, 2009, compensation and benefits includes equity-based compensation of $2,044 related to the amortization of Restricted Units consisting of LTIP units awarded to our executives for which vesting was accelerated upon closing of the Merger with AFN and such LTIPs were automatically converted to Cohen Brothers membership units and then converted into our Common Stock, $975 related to the amortization of Restricted Units granted under the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) (see “— Liquidity and Capital Resources—Capitalization” beginning on page 76), and $3,513 related to the amortization of Options awarded to our employees which were automatically cancelled upon the consummation of the merger. In addition, we recognized equity-based compensation of $24 for the period from December 17, 2009 to December 31, 2009 for the restricted shares we assumed from AFN pursuant to the AFN 2006 Equity Incentive Plan. See note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

In January 2009, we implemented the 2009 Senior Managers’ Cash Bonus Retention Plan (the “Retention Plan”). Pursuant to the Retention Plan, we entered into retention arrangements with certain of our employees to ensure their continued service through the completion of the Merger with AFN. We paid an amount to each employee that by the terms of the retention arrangement vested over the period from January 1, 2009 to the earlier of the effectiveness of the AFN merger with Cohen Brothers or September 30,

2009. The total amount paid under these retention agreements was $12,374 and was expensed over the contractual nine month vesting period. If an employee who received a payment under this plan voluntarily resigned or was terminated for cause prior to September 30, 2009, the employee was obligated to repay any unvested amount to us.

In addition, other compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The increase in this component of total compensation and benefits is primarily related to the expansion of our Capital Markets business and the shift in the percentage of our overall revenue (as a percentage of total) between asset management and net trading. In general, compensation expense as a percentage of revenue is higher in the Capital Markets business as compared to the Asset Management business. Accordingly, our other compensation and benefits has actually increased while our overall revenue has decreased. Our total headcount increased from 127 at December 31, 2008 to 142 at December 31, 2009.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment decreased $1,466, or 21%, to $5,469 for the year ended December 31, 2009 from $6,935 for the year ended December 31, 2008. Business development expenses, such as promotion, advertising, travel and entertainment made up $1,188 of the period over period decrease, primarily due to a concerted effort to reduce business development expenditures. Rent expense contributed $204 of the decrease, declining from $2,274 for the year ended December 31, 2008 to $2,070 in the 2009 period. The primary reason for the overall decrease in rent expense was the impact of rent received from a sublease of certain space in our New York office (which occurred during the second quarter of 2008), substantially offset by additional rent we incurred from several satellite offices rented to accommodate new employees hired to expand our Capital Markets business.

Professional Services and Other Operating Expenses

Professional services and other operating expenses increased $3,403, or 26%, to $16,578 for the year ended December 31, 2009 from $13,175 for the year ended December 31, 2008 primarily due to the increase of $767 in legal and professional fees incurred. Legal and professional fees during the year ended December 31, 2009 included $1,506 of expenses incurred in order to effectuate the Merger with AFN. There was also an increase of $2,199 in other fees during 2009 primarily related to increased insurance premiums incurred by us for the 2009 coverage period and increased recruiting fees in our effort to expand the Capital Markets group as well as an increase in solicitation costs of $437 associated with capital raising activities for Deep Value and Brigadier.

Depreciation and Amortization

Depreciation and amortization decreased $1,480, or 37%, to $2,543 for the year ended December 31, 2009 from $4,023 for the year ended December 31, 2008. This decline was primarily due to a decrease of $255 in depreciation and amortization expense on furniture, equipment and leasehold improvements due to certain equipment becoming fully depreciated. In addition, amortization expense related to the intangible asset we recorded when we purchased the 10% of Strategos we previously did not own, in July 2007 from a noncontrolling interest partner, decreased $1,225 from the 2008 period to the 2009 period primarily as a result of impairment charges recorded in 2008. See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Impairment of Intangible Assets

During the year ended December 31, 2008, we recognized an impairment charge of $2,078 to the intangible asset we originally recorded when we purchased the 10% of Strategos we previously did not own, in July 2007. The impairment charge was related to the diminished value of the management contract rights caused by continued defaults of assets in Strategos asset pools during the period. See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K. We did not recognize an impairment charge for the year ended December 31, 2009.

Non-Operating Income and Expense

Change in fair value of interest rate swap

The change in fair value of interest rate swap includes two components: (1) the unrealized gain or loss which represents our estimate of the fair value adjustment for the interest rate swap entered into as required under our former $75,000 term loan facility entered into in July 2006 and (2) realized gains and losses which are the periodic payments made or receipts received by us. We entered into the interest rate swap on October 18, 2006. At that time, the notional amount of the swap equaled 50% of the outstanding balance of the term loan (and was scheduled to decline by 50% of each principal payment throughout the term of the former term loan). The swap effectively locked three-month LIBOR into a fixed rate of 5.24% for the notional amount through the relevant period of time. When the former term loan was repaid and replaced with the amended revolving line of credit entered into in July 2007, the interest rate swap was left in place. We did not designate the swap as a hedged item for purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). Accordingly, we carried the swap at fair value and included the gain or loss in the other non-operating income (expense) section of the consolidated statements of operations. We entered into an amended and restated credit facility on June 1, 2009 and paid off the amended revolving line of credit and terminated the interest rate swap.

Interest Expense

Interest expense decreased $3,566, or 42%, to $4,980 for the year ended December 31, 2009 from $8,546 for the year ended December 31, 2008. This decrease of $3,566 was comprised of (a) a decrease of $4,065 of interest incurred on our bank debt; (b) an increase of $86 of interest incurred on convertible senior notes assumed from AFN; (c) an increase of $158 of interest incurred on junior subordinated notes assumed from AFN; (d) an increase of $542 of interest incurred on subordinated notes payable; and (e) a decrease of $287 of other interest expense.

The decrease of $4,065 on bank debt was comprised of a reduction of $4,199 due to a lower debt balance due to debt repayments for the full year of 2009 as compared to the full year of 2008 and a decrease in amortization of deferred financing of $41, partially offset by an increase of $175 due to higher interest rates. On June 1, 2009, we completed an amended and restated credit facility with TD Bank, the 2009 Credit Facility. As a consequence, we wrote off $169 of unamortized deferring financing costs to interest expense related to the former revolving line of credit. For additional information see “— Liquidity and Capital Resources — The 2009 Credit Facility” beginning on page 78 and note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

The increase of $542 related to subordinated notes payable is the result of the issuance of $9,000 of subordinated notes on June 25, 2008. As of December 31, 2009, the balance of the subordinated notes had increased by an additional $274 related to accrued in-kind interest. For additional information see “— Liquidity and Capital Resources — Subordinated Notes Payable” beginning on page 80 and note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

Gain on Sale of Management Contracts

On February 27, 2009, we sold three CLO management contracts comprising substantially all of our Emporia business line to an unrelated third party. We received net proceeds from this sale, after payment of certain expenses, of $7,258. These proceeds were used to pay down our existing bank debt outstanding. In addition, we are entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We had agreed to pay $3,000 of the net proceeds to AFN in order to compensate AFN for amounts that it would have otherwise received under a leverage loan warehouse facility in which AFN had an interest. This payment was only required if the Merger with AFN was not completed. We recorded a net gain on sale of management contracts of $7,746 for the year ended December 31, 2009, representing the net cash received of $7,746, which includes the $3,000 discussed above as well as the payments received from the unrelated third party during the second, third and fourth quarters of 2009. We will record the contingent payments to be received from the unrelated third party of the subordinated fee (of up to $1,500) as additional gain as such payments are actually received. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income/(Loss) from Equity Method Affiliates

Loss from equity method affiliates increased $3,717 to a loss of $3,455 for the year ended December 31, 2009 from income of $262 for the year ended December 31, 2008. Income or loss from equity method affiliates represents our share of the related entities’ earnings. During 2008, we had three equity method investees: (1) Star Asia Manager, (2) DEKU and (3) Deep Value GP. As of December 31, 2009, we had three equity method investees: (1) Star Asia Manager, (2) Deep Value GP and (3) Deep Value GP II. DEKU was liquidated in February 2009. We wrote off our equity method investment in DEKU for a total charge of $4,339. See note 3-F to our consolidated financial statements included in this Annual Report on Form 10-K.

In accordance with SEC Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries not Consolidated and 50 Percent or Less Owned Persons, the audited financial statements for Strategos Deep Value Mortgage Fund LP, Strategos Deep Value Offshore Mortgage Fund LP, and Strategos Deep Value Mortgage Master Fund, Ltd. for the year ended December 31, 2009 are filed as exhibits to this Annual Report on Form 10-K.

Income Tax Expense

Although for tax purposes AFN is deemed to have acquired Cohen Brothers on the effective date of the Merger, for GAAP purposes, Cohen Brothers is deemed to have acquired AFN on the effective date of the Merger. Therefore, our consolidated financial statements treat the Company as a pass-through entity (not subject to federal tax) for all periods prior to the effective date of the Merger.

Prior to the Merger, we, and subsequent to the Merger, our majority owned subsidiary, Cohen Brothers, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. It is, however, subject to income taxes in the United Kingdom, France, New York City, Philadelphia and the State of Illinois, in addition to being subject to federal and other state taxes. Beginning on April 1, 2006, we qualified for Keystone Opportunity Zone (KOZ) benefits, which exempt Cohen Brothers and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. We will be entitled to KOZ benefits through the end of our lease term, which is March 31, 2011.

Income tax expense decreased by $2,040 to income tax expense of $9 for the year ended December 31, 2009 from income tax expense of $2,049 for the year ended December 31, 2008, primarily as a result of a decrease in our overall taxable income. Specifically, a decrease in income earned from our foreign operations resulted in a decrease in foreign income taxes of $840.

Net Loss Attributable to the Noncontrolling Interest

Net loss attributable to the noncontrolling interest was comprised of (1) the 45% of the noncontrolling interest attributable to the onshore feeder fund of Deep Value which we consolidated as of December 31, 2008 and through to the first quarter of 2009; and (2) the 33.8% of noncontrolling interest related to member interests in our majority owned subsidiary, Cohen Brothers, other than the interests held by us for the period from December 17, 2009 to December 31, 2009. See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

As of December 31, 2008 and through the first quarter of 2009, we directly owned 55% in the onshore feeder fund of Deep Value. Accordingly, we consolidated the onshore feeder fund. During the second quarter of 2009, our ownership percentage in the onshore feeder fund declined to 30%. Accordingly, in the second quarter of 2009, we deconsolidated the onshore feeder fund. No gain or loss was recognized related to the deconsolidation as the amounts transferred were already based on fair value. The noncontrolling interest for the year ended December 31, 2009 represented the remaining 45% noncontrolling interest share of the Deep Value onshore feeder fund’s earnings during the period of time we consolidated the onshore feeder fund. (see “— Critical Accounting Policies and Estimates — Recent Accounting Pronouncements” beginning on page 92 for a discussion of the change in presentation of Noncontrolling Interests and note 3-F to our consolidated financial statements included in this Annual Report on Form 10-K).

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2008 and 2007.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Year Ended December 31,		Favorable/(Unfavorable)
	2008	2007	$ Change	% Change
Revenues
Net trading	$18,234	$232	$18,002	NM
Asset management	63,844	72,154	(8,310)	(12)%
New issue and advisory	7,249	123,993	(116,744)	(94)%
Principal transactions and other income	(6,038)	(7,204)	1,166	(16)%

Total revenues	83,289	189,175	(105,886)	(56)%

Operating expenses
New issue costs	1,218	22,221	21,003	95%
Compensation and benefits	53,115	161,768	108,653	67%
Business development, occupancy, equipment	6,935	9,870	2,935	30%
Professional services and other operating	13,175	11,552	(1,623)	(14)%
Depreciation and amortization	4,023	2,726	(1,297)	(48)%
Impairment of intangible asset	2,078	—	(2,078)	NM

Total operating expenses	80,544	208,137	127,593	61%

Operating income / (loss)	2,745	(18,962)	21,707	114%

Non operating income / (expense)
Change in fair value of interest rate swap	(597)	(561)	(36)	(6)%
Interest expense	(8,546)	(11,019)	2,473	22%
Income from equity method affiliates	262	11,719	(11,457)	(98)%

Loss before income taxes	(6,136)	(18,823)	12,687	67%
Income tax expense	2,049	2,757	(708)	(26)%

Net loss	(8,185)	(21,580)	13,395	(62)%
Less: Net income / (loss) attributable to the noncontrolling interest	(1,259)	3,067	(4,326)	(141)%

Net loss attributable to Cohen & Company Inc.	$(6,926)	$(24,647)	$17,721	72%

Revenues

Revenues decreased by $105,886, or 56%, to $83,289 for the year ended December 31, 2008 from $189,175 for the year ended December 31, 2007. As discussed in more detail below, the change was due to decreases of $8,310 in asset management revenue and $116,744 in new issue and advisory revenue, partially offset by increases in net trading of $18,002 and in principal transactions and other income of $1,166.

Net Trading

Net trading increased $18,002 to $18,234 for the year ended December 31, 2008 from $232 for the year ended December 31, 2007. The increase was primarily related to the increase in gains realized from trading activity. The increase in trading activity was primarily attributable to the expansion of our Capital Markets business including the hiring of additional traders and sales people. As of December 31, 2008, we had a total of 26 traders and sales people in our Capital Markets group as compared to 14 as of December 31, 2007. Although we have been performing trading activities for some time, we greatly expanded our trading of securitized financial products in the second half of 2007.

Asset Management

Asset management fees decreased 12% to $63,844 for the year ended December 31, 2008 from $72,154 for the comparable period in 2007, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	December 31, 2008	December 31, 2007	Change
Collateralized debt obligations	$47,712	$57,706	$(9,994)
Investment funds	10,201	9,077	1,124
Permanent capital vehicles and other	5,931	5,371	560

Total	$63,844	$72,154	$(8,310)

Collateralized Debt Obligations

Asset management revenue from company sponsored collateralized debt obligations decreased $9,994 to $47,712 for the year ended December 31, 2008 from $57,706 for the year ended December 31, 2007. The following table summarizes the periods presented by asset class:

COLLATERALIZED DEBT OBLIGATIONS ASSET MANAGEMENT FEES EARNED BY ASSET CLASS

(dollars in thousands)

	December 31, 2008	December 31, 2007	Change
Trust preferred securities and insurance company debt — U.S.	$17,021	$21,957	$(4,936)
High grade and mezzanine ABS	13,447	23,341	(9,894)
Middle market loans — U.S.	7,130	6,871	259
Trust preferred securities and insurance company debt — Europe	6,066	4,442	1,624
Broadly syndicated loans — Europe	1,945	86	1,859
Obligations of tax exempt entities	2,103	1,009	1,094

Total	$47,712	$57,706	$(9,994)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because we stopped accruing for subordinated fees for certain collateralized debt obligations due to the non-payment of such fees on the applicable quarterly payment dates during the 2008 period. Substantially all our TruPS trusts had stopped paying subordinated management fees. We will accrue the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. If payments resume in the future but we are unsure of continued payment, we will recognize the subordinated asset management fee as payments are received and will not accrue the fee on a monthly basis.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets and liquidations of certain collateralized debt obligations.

Asset management fees for TruPS and insurance company debt of European companies increased because we completed additional securitizations in this asset class in June 2007 and in August 2008.

Asset management fees for broadly syndicated loans — Europe increased because we completed our first securitization in this asset class in December 2007.

Asset management fees for obligations of tax exempt entities increased during the year ended December 31, 2008 as compared to the same period in 2007 because under the terms of the related amended indenture we were required to defer receipt of part of our subordinated asset management fee during 2007. Under the amended indenture, we could have received any subordinated fees that were deferred in later periods; however, we did not recognize revenue until any fees deferred were actually paid. We collected half of the subordinated and incentive fees that were previously deferred in March of 2008 and the remaining half in September of 2008.

Investment Funds

Our asset management revenue from investment funds were comprised of fees from Brigadier and the offshore feeder fund of Deep Value. Of the total $10,201 of investment fund management fee revenue during the year ended December 31, 2008, $9,597 represented fees from Brigadier and $604 represented fees from the offshore feeder fund of Deep Value. All of the investment fund management fee revenue during the year ended December 31, 2007 represented fees from Brigadier.

We served as external manager of Deep Value which was formed in the first half of 2008. Since we consolidated the onshore feeder fund of Deep Value, the related management fees earned were eliminated in consolidation and were effectively recognized as a component of noncontrolling interest in the consolidated statement of operations. Brigadier management fee revenue increased $520 from $9,077 for the year ended December 31, 2007 to $9,597 for the year ended December 31, 2008. The increase of $520 was comprised of a decrease in incentive management fee revenue of $956 offset by an increase in base management fee revenue of $1,476. Incentive management fee revenue declined because the overall returns earned by Brigadier declined from 28% for the year ended December 31, 2007 to 15% for the year ended December 31, 2008. Base management fee revenue increased because the average NAV increased during the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Permanent Capital Vehicles and Other

Our asset management revenue from permanent capital vehicles and other were primarily comprised of fees from AFN prior to their merger with us in December 2009, EuroDekania, and MFCA as well as whole loan monitoring fees. The net increase of $560 was primarily comprised of an increase of $2,629 from AFN, a decrease of $1,635 from EuroDekania, an increase $165 from MFCA and a decrease of $599 in whole loan monitoring and other fees.

We served as external manager of AFN during both 2007 and 2008. Our base management fee for AFN was offset by AFN’s share of asset management fees that were paid to us by the sponsored collateralized debt obligations in which AFN invested. During the year ended December 31, 2007, we recognized a net base management fee of $32 because the base management fees earned for managing AFN were almost completely offset by AFN’s share of the base management fee paid to us by company-sponsored collateralized debt obligations in which AFN invested. During the year ended December 31, 2008, the base management fee was completely offset, however, we recognized an incentive fee of $2,661 because AFN’s net income exceeded certain thresholds during the third quarter of 2008 largely as a result of a gain on extinguishment of debt recognized by AFN of $43,900.

We served as external manager of EuroDekania during both 2007 and 2008. Similar to AFN, our management fee for EuroDekania was offset by EuroDekania’s share of asset management fees that were paid to us by the sponsored collateralized debt obligations in which EuroDekania had invested. Overall management fees for EuroDekania decreased in 2008 from 2007 because of the increases in the management fee offset resulting from EuroDekania’s increased investment in our sponsored collateralized debt obligations in mid 2007 and in mid 2008.

We served as external manager of MFCA during both 2007 and 2008. MFCA was formed in June 2007, thus the fees for the stub year ended December 31, 2007 were less than the fees earned for the full year ended December 31, 2008.

Whole loan monitoring was primarily comprised of asset management fees from whole loan monitoring services provided to RAIT. RAIT had a portfolio of whole loans and contracted with us to provide oversight and monitoring services. In 2007 and 2008, we provided whole loan monitoring services to RAIT. The decrease was primarily due to the fact that we stopped providing whole loan monitoring services to RAIT after June 30, 2008 because RAIT did not renew the contract and began performing this monitoring function in-house.

New Issue and Advisory

New issue and advisory revenue decreased by 94% for the year ended December 31, 2008 as compared to the same period in 2007. The following table sets forth the source of new issue and advisory revenue:

NEW ISSUE AND ADVISORY

(dollars in thousands)

	December 31, 2008	December 31, 2007	Change
Securitization revenue	$4,566	$95,782	$(91,216)
Corporate debt origination fees	2,683	28,211	(25,528)

Total	$7,249	$123,993	$(116,744)

Securitization revenue decreased primarily due to the decrease in total assets securitized during the relevant periods. The overall decline in new issue and advisory revenue was primarily due to the reduction of assets originated and securitized in our asset classes as a result of the volatility in the credit markets. This disruption severely restricted our ability to complete new securitizations and finance the origination of new assets. See discussion of new issue costs as well as principal transactions and other income below. Our origination fees have generally been accompanied by corresponding direct origination costs, reported as a component of new issue costs, generally in the form of sub-originator payments.

Principal Transactions and Other Income

Principal transactions and other income increased $1,166 or 16% to a loss of $6,038 for the year ended December 31, 2008 as compared to a loss of $7,204 for the year ended December 31, 2007.

Principal Transactions & Other Income

(dollars in thousands)

	December 31, 2008	December 31, 2007	Change
Unrealized losses on investments for which fair value option was elected effective January 1, 2008	$(21,219)	$—	$(21,219)
Realized gains on investments for which fair value option was elected effective January 1, 2008	12,601	—	12,601
Unrealized loss on investment in master fund of Deep Value	(2,762)	—	(2,762)
Realized losses and impairments related to investments treated as available for sale	—	(1,873)	1,873
Realized and unrealized loss on other positions which were accounted for at fair value (with changes in fair value included in the statement of operations) in both periods	(4,053)	(12,899)	8,846
Dividend, interest, and other income	9,395	7,568	1,827

Total	$(6,038)	$(7,204)	$1,166

The 2008 period included the unrealized losses and realized gains related to investments for which we elected the fair value option under FASB ASC 825 effective January 1, 2008 that were previously accounted for as either available for sale or equity method investments. Accordingly, any unrealized losses of available for sale investments were recognized as a component of other comprehensive income and we recognized our share of the equity method investee’s net income as a component of income from equity method affiliates during the year ended December 31, 2007. Realized losses and impairments on these securities were included in principal transactions and other income for the year ended December 31, 2007. The realized gains during the year ended December 31, 2008 represent redemptions from Brigadier that exceeded the cost basis of our investment.

We formed Deep Value in 2008 and made an investment in the onshore feeder fund of Deep Value. Because we owned a majority of the onshore feeder fund of Deep Value, it was consolidated in our financial statements. See “— Critical Accounting Policies and Estimates — Investment Vehicles — Strategos Deep Value Mortgage Funds” beginning on page 89 and “— Our Limited Partnership Investment in the Deep Value feeder funds” beginning on page 90.

We continued to experience unrealized losses related to other positions which were accounted for at fair value, with changes in fair value recognized in the statement of operations, for both periods. During the year ended December 31, 2008 the unrealized loss experienced on these positions was lower than in the year ended December 31, 2007.

Operating Expenses

Operating expenses decreased $127,593, or 61%, to $80,544 for the year ended December 31, 2008 from $208,137 for the year ended December 31, 2007. The change was due to decreases of $21,003 in new issue costs, $108,653 in compensation and benefits, $2,935 in business development, occupancy, and equipment, partially offset by increases of $1,623 in professional services and other operating expenses, $1,297 in depreciation and amortization and $2,078 in impairment of intangible assets.

New Issue Costs

New issue costs decreased $21,003, or 95%, for the year ended December 31, 2008 from $22,221 for the year ended December 31, 2007. This change in new issue costs was primarily made up of the following components: (1) a decrease in origination costs related to our company sponsored securitizations of $15,327 because of lower volume of originations; and (2) a decrease of $5,676 because we recorded expenses for a capital commitment fee to AFN and yield guarantee fee to AFN in 2007. These fees were paid to AFN because we had utilized warehouse facilities that were being supported by AFN in order to accumulate assets prior to securitization. See discussion above of new issue and advisory revenue.

Compensation and Benefits

Compensation and benefits decreased $108,653, or 67%, to $53,115 for the year ended December 31, 2008 from $161,768 for the year ended December 31, 2007.

COMPENSATION AND BENEFITS

(dollars in thousands)

	December 31, 2008	December 31, 2007	Change
Equity-based compensation	$6,177	$45,561	$(39,384)
Tax gross-up expense	—	27,194	(27,194)

Equity-based compensation & tax gross-up expense	6,177	72,755	(66,578)
Other compensation and benefits	46,938	89,013	(42,075)

	$53,115	$161,768	$(108,653)

Compensation and benefits included equity-based compensation and tax gross-up expenses which decreased $66,578, or 92%, to $6,177 for the year ended December 31, 2008 from $72,755 for the year ended December 31, 2007. For the year ended December 31, 2007, compensation and benefits includes equity-based compensation of $45,561 comprised of $43,844 related to the amortization of Restricted Unit grants consisting of restricted membership units and LTIP units awarded to our executives and $1,717 related to the amortization of Options awarded to our employees. In addition, in 2007 we incurred $27,194 of tax gross-up expense for payments made to certain executives to compensate them for individual income taxes incurred from the receipt or vesting of equity-based compensation. For the year ended December 31, 2008, compensation and benefits included equity-based compensation of $3,519 related to the amortization of Restricted Units consisting of restricted membership units and LTIP units awarded to our executives and $2,658 related to the amortization of Options awarded to our employees.

During the first quarter of 2006, we issued 2.1 million (retroactively adjusted for the merger conversion ratio of 0.57372) restricted membership units, in total, to our president and chief executive officer of CCS who was the chief executive of Cohen Brothers at the time these restricted membership units were granted, our former chief operating officer (who served in this capacity until December 16, 2009), and one other member of the executive team. At the time of grant the Company estimated these units to have an average per unit value of $6.48 (retroactively adjusted for the merger conversion ratio of 0.57372). These grants vested in the fourth quarter of 2006 and the first quarter of 2007. As of the first vesting date on December 31, 2006, we estimated that the value of these units had increased to an average per unit value of $29.56 (retroactively adjusted for the merger conversion ratio of 0.57372). This resulted in approximately $61,173 in equity-based compensation expense over the vesting period. This expense was recognized as follows: $20,394, $40,392, and $387 in 2006, 2007, and 2008, respectively, based on the vesting schedule. In addition, all of the tax gross-up expenses recorded by us in 2007 and 2006 related to payments to these three individuals. See note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition, other compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. A large percentage of total compensation paid to our employees is incentive based and tied to our revenue. The decline in this component of total compensation and benefits was directly related to a decrease in our total revenues of 56% as well as a reduction in total headcount from 137 at December 31, 2007 to 127 at December 31, 2008.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment decreased $2,935, or 30%, to $6,935 for the year ended December 31, 2008 from $9,870 for the year ended December 31, 2007. Business development expenses, such as promotion, advertising, travel and entertainment made up $2,496 of the year over year decrease, primarily due to a decrease in headcount and an overall decline in business activity. Other occupancy and equipment costs contributed $104 of the decrease, primarily due to cost saving measures implemented. Rent expense contributed $335 of the decrease, declining from $2,609 for the year ended December 31, 2007 to $2,274 in the 2008 year. The primary reason for the overall decrease in rent expense was the impact of rent received from a sublease of certain space in our New York office, substantially offset by additional rent we incurred from several satellite offices rented to accommodate new employees hired to expand our Capital Markets business.

Professional Services and Other Operating Expenses

Professional services and other operating expenses increased $1,623, or 14%, to $13,175 for the year ended December 31, 2008 from $11,552 for the year ended December 31, 2007 primarily due to the increase of $1,712 in legal expenses and an increase of $558 associated with capital raising activities for Brigadier and Deep Value. This increase was partially offset by a net decrease of $647 attributable to a reduction in consulting and other fees during 2008.

Depreciation and Amortization

Depreciation and amortization increased $1,297, or 48%, to $4,023 for the year ended December 31, 2008 from $2,726 for the year ended December 31, 2007. Depreciation and amortization expense on furniture, equipment and leasehold improvements increased $168 due to costs related to the new and incremental office space acquired in 2007 (which primarily consisted of our New York office). In addition, amortization expense related to the intangible asset we recorded when we purchased the 10% of Strategos we previously did not own, in July 2007 from a noncontrolling interest partner, increased $1,129 from 2007 to 2008. See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K).

Impairment of Intangible Assets

During the year ended December 31, 2008, we recognized an impairment charge of $2,078 to the intangible asset we originally recorded when we purchased the 10% of Strategos we previously did not own, in July 2007. The impairment charge was related to the diminished value of the management contract rights caused by continued defaults of assets in Strategos asset pools during the period. See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Non-Operating Income and Expense

Change in fair value of interest rate swap

The change in fair value of interest rate swap included two components: (1) the unrealized gain or loss which represents our estimate of the fair value adjustment for the interest rate swap entered into as required under our former $75,000 term loan facility entered into in July 2006 and (2) realized gains and losses which are the periodic payments made or receipts received by us. We entered into the interest rate swap on October 18, 2006. At that time, the notional amount of the swap equaled 50% of the outstanding balance of the term loan (and was scheduled to decline by 50% of each principal payment throughout the term of the former term loan). The swap was scheduled to terminate on June 30, 2009 and effectively locked three month LIBOR into a fixed rate of 5.24% for the notional amount through the relevant period of time. We did not designate the swap as a hedged item for purposes of hedge accounting under FASB ASC 815. Accordingly, we carried the swap at fair value and included the gain or loss in the other non-operating income (expense) section of the consolidated statements of operations. As of December 31, 2008, the notional amount of the swap equaled $35,625. When the former term loan was repaid and replaced with the amended revolving line of credit entered into in July 2007, the interest rate swap was left in place. Because of changes in LIBOR swap rates, the value of the swap declined more in 2008 as compared to 2007.

Interest Expense

Interest expense decreased $2,473 or 22% to $8,546 for the year ended December 31, 2008 from $11,019 for the year ended December 31, 2007 due to a lower average debt balance outstanding for the year ended December 31, 2008 as compared to the year ended December 31, 2007. In addition, our interest cost was based on LIBOR which had declined significantly for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The interest expense for the year ended December 31, 2007 included interest incurred on our former $75,000 term loan which was outstanding for the first half of 2007 as well as on the outstanding borrowings on the revolving line of credit facility entered into in July 2007 on which $170,000 was initially drawn and subsequently paid down to $130,000 as of December 31, 2007. For the year ended December 31, 2008, the outstanding borrowings under the revolving credit facility decreased by $63,000 from $130,000 as of December 31, 2007 to $67,000 as of December 31, 2008. Included in interest expense for the year ended December 31, 2008 was $557 of cash and in-kind interest on the $9,094 subordinated notes payable to related parties. For additional information see “— Liquidity and Capital Resources — Subordinated Notes Payable” beginning on page 80 and note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income from Equity Method Affiliates

Income from equity method affiliates decreased $11,457, or 98%, to $262 for the year ended December 31, 2008 from $11,719 for the year ended December 31, 2007. Income from equity method affiliates represents our share of the related entities’ earnings. During 2007, we had four equity method investees: (1) Brigadier; (2) Star Asia Manager; (3) DEKU; and (4) MFCA. However, because MFCA was formed during June of 2007, we began recording income from equity method affiliates related to MFCA during the second half of 2007.

Effective January 1, 2008, we elected the fair value option under FASB ASC 825 for our investments in Brigadier and MFCA. Accordingly, the change in value of the investments was included as a component of principal transactions and other income effective January 1, 2008, and not income from equity method affiliates. As of January 1, 2008 and December 31, 2008, our only equity method investees were Star Asia Manager, DEKU and Deep Value GP. The decrease in income from equity method affiliates was primarily related to our share of Brigadier’s income in the amount of $12,849 for the year ended December 31, 2007 being recognized in the income from equity method affiliates. The comparable earnings for 2008 were recognized in principal transactions and other income. See above discussion of principal transactions and other income.

In accordance with SEC Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries not Consolidated and 50 Percent or Less Owned Persons, the audited financial statements for Brigadier Capital LP and Brigadier Master Fund for the period from January 1, 2007 to December 31, 2008 are filed as exhibits to this Annual Report on Form 10-K.

Income Taxes

We were treated as a pass-through entity for United States federal income tax purposes and in most of the states in which we did business in 2008 and 2007. We were, however, subject to income taxes in the United Kingdom, France, New York City, Philadelphia and the state of Illinois. Beginning on April 1, 2006, we qualified for Keystone Opportunity Zone (“KOZ”) benefits in Philadelphia. Businesses located in a KOZ were exempt from Philadelphia net income taxes. Our Philadelphia income tax liabilities were fully offset by a KOZ credit. We are entitled to KOZ benefits through the end of the lease term on our corporate headquarters in Philadelphia, which is March 31, 2011. Income tax expense decreased $708, or 26%, to $2,049 for the year ended December 31, 2008 from $2,757 for the year ended December 31, 2007 primarily as a result of a decrease in taxable income (outside of the KOZ zone).

Net Income / (Loss) Attributable to the Noncontrolling Interest

Strategos is our subsidiary that engages in the management of collateralized debt obligations where the underlying assets are high grade and mezzanine ABS, and also serves as the manager of Deep Value. Strategos was owned 90% by us prior to our acquisition of the remaining 10% noncontrolling interest on July 30, 2007 (see notes 11 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K). The noncontrolling interest for the year ended December 31, 2007 represented the noncontrolling interest owner’s share of that subsidiary’s earnings prior to our acquisition of the noncontrolling interest in July 2007.

The Deep Value onshore feeder fund is a limited partnership in which we had owned a majority of the limited partner interests since its first closing in April 2008. As of December 31, 2008, we directly owned 55% of the onshore feeder fund of Deep Value through our limited partnership interests. The noncontrolling interest for the year ended December 31, 2008 represented the remaining 45% noncontrolling interest share of the Deep Value onshore shore feeder fund’s earnings. See notes 3-F and 3-O to our consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

All amounts in this section are in thousands (except unit and per unit and share and per share data) unless otherwise noted.

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our United States and United Kingdom broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings.

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our majority ownership interest in Cohen Brothers. Substantially all of Cohen Brothers’ net assets as well as net income are subject to restrictions on paying distributions to us. See “— The 2009 Credit Facility” beginning on page 78. Our ability to pay dividends to our stockholders will be dependent on distributions we receive from Cohen Brothers and subject to the Cohen Brothers Operating Agreement. The amount and timing of distributions by Cohen Brothers will be at the discretion of the Cohen Brothers board of managers. We presently intend to retain earnings to finance the development and growth of our business and do not anticipate payment of any cash dividends in the foreseeable future. However, our board of directors will have the power to decide whether to institute a policy regarding the payment of dividends, which may depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

Cash Flows

We have four primary uses for capital:

(1) To fund the expansion of the Capital Markets segments: During 2009, we expanded our Capital Markets segments by expanding our offices, hiring additional sales and trading professionals and launching new initiatives to expand on our existing capabilities. Following the Merger with AFN, we believe that we are better capitalized and able to utilize more leverage in our Capital Markets business and therefore expand our operations to other credit-related fixed income areas to deepen our product capabilities. We believe the prudent use of capital to facilitate client orders will increase trading volume and profitability.

(2) To fund investments: Our investments take several forms: investments in securities and “seed” or sponsor investments in permanent capital vehicles or investment funds. Going forward, we anticipate that cash flows from operations will be sufficient to fund our anticipated investments as well as to grow our existing investment funds. However, we may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities. If we are unable to raise sufficient capital on economically favorable terms, our earnings may be adversely impacted or we may need to forgo attractive investment opportunities which will impact our long term performance.

(3) To fund mergers or acquisitions: We may opportunistically use capital to acquire other asset managers or individual asset management contracts or investment firms. To the extent our liquidity sources are insufficient to fund our future activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that if available, such financing will be on favorable terms. If we are unable to raise sufficient capital on economically favorable terms, we may need to forgo attractive merger or acquisition opportunities which will impact our long term performance.

(4) To fund potential tax distributions: Cohen Brothers is required to fund distributions to the Company in order to pay any entity level taxes owed by the Company (referred to as tax distributions). However, to the extent tax distributions are made to the Company, Cohen Brothers must make a pro rata distribution to the other members of Cohen Brothers (the noncontrolling interest).

As of December 31, 2009, 2008, and 2007, we maintained cash and cash equivalents of $69,692, $31,972, and $72,175, respectively. We generated cash from the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flow from operating activities	$7,329	$5,716	$(16,983)
Cash flow from investing activities	93,960	5,500	(18,307)
Cash flow from financing activities	(64,017)	(49,846)	61,820
Effect of exchange rate on cash	448	(1,573)	(69)

Net cash flow	37,720	(40,203)	26,461
Cash and cash equivalents, beginning	31,972	72,175	45,714

Cash and cash equivalents, ending	$69,692	$31,972	$72,175

See the statement of cash flows in our consolidated financial statements.

2009 Cash Flows

As of December 31, 2009, our cash and cash equivalents were $69,692, representing a net increase of $37,720 from December 31, 2008. The increase was attributable to the cash provided from investing activities of $93,960, the cash provided from operating activities of $7,329, and the effect of the increase in exchange rate on cash of $448, partially offset by the cash used for financing activities of $64,017.

The cash provided by operating activities of $7,329 was comprised of (a) net inflows of $23,489 related to working capital fluctuations including the reduction of accounts receivable, increase in amounts due to broker related to unsettled riskless trades, the reduction in other assets, partially offset by decreases in accrued compensation and accounts payable and other liabilities; (b) $8,387 of net cash outflows from a net increase in overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased and receivables under resale agreements; (c) a reduction in cash from earnings of $7,773 (which represents net loss adjusted for the following non-cash items: gain on sale of management contracts, equity-based compensation, realized and unrealized gains and losses on other investments, unrealized gains and losses on investments-trading and trading securities sold, not yet purchased, depreciation and amortization, and income or loss from equity method affiliates).

The cash provided by investing activities of $93,960 was comprised of (a) the $76,938 of cash acquired from our Merger with AFN; (b) the redemption of a portion of our investment in one of our investment funds, the onshore feeder fund of Brigadier, in the amount of $10,000; (b) cash proceeds from the sale of CLO management contracts during 2009 of $7,746; (c) cash proceeds of $925 we received for our return from our investment in the equity method affiliate, Star Asia Manager and (d) cash proceeds from a return of principal of $2,233 related to our investments in a certain collateralized debt obligation security and in the investment fund, Deep Value; partially offset by (e) the investment of $2,501 we made in our equity method affiliates, DEKU and Deep Value GP II; (f) the purchase of additional shares of MFCA in the amount of $600 and additional shares of Star Asia in the amount of $90; and (g) the purchase of additional furniture and leasehold improvements of $691 related to the New York office. We used the proceeds from our redemption in the onshore feeder fund of Brigadier, the sale of the management contracts, and part of the cash acquired from AFN in connection with the Merger to supplement our cash flow from operations in order to provide us with the necessary capital to pay down our bank debt.

The cash used in financing activities of $64,017 was comprised of (a) the repayment of $57,050 of outstanding borrowings on our bank debt; (b) distributions paid to the members of our majority owned subsidiary, Cohen Brothers, of $4,746 to fund members’ tax obligations; (c) $988 of deferred issuance and financing costs related to the amended and restated credit facility we entered into on June 1, 2009; and (d) the payment of $1,233 related to stock issuance costs in connection with the Merger with AFN.

2008 Cash Flows

As of December 31, 2008, our cash and cash equivalents were $31,972 representing a net decrease of $40,203 from December 31, 2007. The decrease was attributable to the cash used for financing activities of $49,846 and the effect of the decrease in exchange rate on cash of $1,573, partially offset by the cash provided from operating activities of $5,716 and the cash provided from investing activities of $5,500.

The cash provided by operating activities of $5,716 was primarily comprised of (a) cash provided by earnings of $17,932 (which represents net income adjusted for the following non-cash items: equity-based compensation, other non-cash compensation, impairment charges, non-cash revenue, realized gains and losses on other investments, unrealized gains and losses on investments-trading, depreciation and amortization, and income from equity method affiliates); and (b) cash flows from a net reduction in investments – trading of $8,476; partially offset by (c) cash outflows due to a net reduction in accrued compensation of $16,771; and (d) cash outflows of $3,921 due to net working capital reductions in accounts payable and other liabilities.

The cash provided by investing activities for the year ended December 31, 2008 primarily related to the redemptions of a portion of our investment in one of our investment funds, the onshore feeder fund of Brigadier, in the amount of $40,000, partially offset by the cash used in the amount of $34,688 to purchase equity interests in Deep Value and additional interests in Star Asia during the year ended December 31, 2008. The proceeds from our redemptions in the onshore feeder fund of Brigadier were primarily used to supplement our cash flow from operations in order to provide us with the necessary capital to pay down our bank debt.

The $34,688 used to purchase equity interests is comprised of (a) $27,275 for Deep Value and (b) $7,413 for Star Asia. The $27,275 represented purchases by the onshore feeder fund of Deep Value (which was a majority owned investee consolidated by us through to March 31, 2009) of interests in the master fund of Deep Value. This amount of $27,275 included our share of purchases of $15,000, plus the third party investors in the onshore feed fund of Deep Value’s share of purchases of $12,275. This latter amount was shown as an inflow in the financing section of cash flow as noncontrolling interest contributions.

The cash used in financing activities for the year ended December 31, 2008 was primarily related to (a) the repayment of $63,000 of outstanding borrowings on our bank debt and (b) distributions paid to members of Cohen Brothers of $7,826, partially offset by (c) noncontrolling interest contributions of the onshore feeder fund of Deep Value of $12,275 (described in the previous paragraph) and (d) the funds we raised from our issuance of subordinated notes payable, all of which were payable to related parties (see “— Subordinated Notes Payable” beginning on page 80) in the amount of $9,000. The proceeds from the issuance of the subordinated notes payable were used to pay down outstanding borrowings on our bank debt.

2007 Cash Flows

As of December 31, 2007, our cash and cash equivalents were $72,175 representing an increase of $26,461 from December 31, 2006. The increase was attributable to the cash provided from financing activities of $61,820, partially offset by the cash used for investing activities of $18,307, the cash used for operating activities of $16,983 and the effect of the decrease in exchange rate on cash of $69.

The cash used for operating activities of $16,983 was our approximate cash provided by earnings of $32,813 (which represents net income adjusted for the following non-cash items: equity-based compensation, other non cash compensation, impairment charges, non cash revenue, realized gains and losses on other investments (formerly classified as available for sale securities), unrealized gains and losses on investments-trading, depreciation and amortization, and income from equity method affiliates), and was offset primarily by cash outflows from (1) investments in investments-trading of $33,078; (2) pay down of outstanding repurchase obligations of $15,590; and (3) net outflows from working capital fluctuations of $1,128.

The cash used for investing activities was primarily related to the purchase of equity interests in two permanent capital vehicles that we manage, EuroDekania and Star Asia, upon their formation during 2007 in the aggregate amount of $16,977. In addition, we purchased interests in certain entities that we accounted for under the equity method in the amount of $7,871, primarily related to MFCA and DEKU, which were formed during 2007. We also used cash to purchase additional furniture, equipment and leasehold improvements in the amount of $2,275 related to our expansion of our operations during 2007. The use of cash for investing activities was partially offset by the sale of $3,929 in collateralized debt obligation securities that we sponsored and the receipt of $3,529 from the master fund of Brigadier for the repayment of an advance we had made to it in 2006. Also included in cash used for investing activities were sales of investments of $22,305 and purchases of investments of $21,305 related to the VIE which we were required to consolidate at December 31, 2006 and through March 1, 2007. See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

The cash provided from financing activities was primarily related to funds we raised from our sale of membership units in the amount of $99,308, net of offering costs of $692, in a private offering, and proceeds from our bank debt in the amount of $99,960 which includes an amendment to our bank line increasing our borrowing capacity (see “— The 2009 Credit Facility” beginning on page 78). This increase was partially offset by cash we used to repay outstanding borrowings on our bank debt and our promissory note to Merrill Lynch Capital Corp. in the aggregate amount of $48,244 (see note 14 to our consolidated financial statements included in this Annual Report on Form 10-K), to pay noncontrolling distributions of $3,569 to the noncontrolling interest partner of Strategos prior to us acquiring the 10% interest in July 2007 (see note 11 to our consolidated financial statements included in this Annual Report on Form 10-K), and to pay distributions to our members of $84,553. Included in cash provided from financing activities was also the issuance of debt of $21,305 and repayment of debt of $22,310 related to a VIE which we were required to consolidate at December 31, 2006 and through March 1, 2007. See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

Regulatory Capital Requirements

Two of our majority owned subsidiaries include licensed securities dealers in the United States and the United Kingdom. As broker dealers, our subsidiary, CCS, is subject to Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, and our international subsidiary, EuroDekania Management, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2009, which amounted to $2,468, were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$453
United Kingdom	2,015

$2,468

We operate with more than the minimum regulatory capital requirement in our licensed securities dealers and at December 31, 2009, total net capital or equivalent as defined by local statutory regulations in our licensed securities dealers amounted to $7,291.

In addition, our licensed securities dealers are generally subject to capital withdrawal notification and restrictions.

Capitalization

Prior to the Merger, AFN was a holding company that held its consolidated assets and conducted its operations primarily through its majority-owned subsidiaries. Pursuant to the Merger Agreement, AFN contributed to Merger Sub substantially all of its assets and certain of its liabilities not already owned, directly or indirectly, by Merger Sub and retained obligations under its outstanding convertible senior debt and junior subordinated notes. Pursuant to the Merger Agreement, each holder of a Cohen Brothers Class A membership unit, together with one Cohen Brothers Class B membership unit, with respect to such membership units, received either: (1) 0.57372 shares of Common Stock or (2) retained 0.57372 new membership units in Cohen Brothers.

In connection with the Merger, the Company received 10,343,347 of new membership units in Cohen Brothers. Cohen Brothers had a total of 15,626,903 units outstanding as of the date of the Merger giving the Company an effective ownership of 66.2% of Cohen Brothers.

In exchange for all of his Cohen Brothers Class C membership units, Mr. Cohen, through CBF, received one share of our Series A Voting Convertible Preferred Stock (“Series A Preferred Stock”), which has no economic rights but gives Mr. Cohen the right to nominate and elect a number equal to at least one-third (but less than a majority) of the total number of directors on our board of directors.

Our Equity Securities

The following discusses the Company’s equity securities as of December 31, 2009. See note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

Series A Voting Convertible Preferred Stock: The Series A Preferred Stock will be automatically redeemed for par value on December 31, 2012. The Series A Preferred Stock will be redeemable for cash. The holder of Series A Preferred Stock is not entitled to receive any dividends, distributions, or any distributions upon liquidation, dissolution, or winding up of the Company. There was one share of Series A Preferred Stock issued and outstanding as of December 31, 2009.

Series B Voting Non-Convertible Preferred Stock: After October 1, 2010, Mr. Cohen may convert the share of Series A Preferred Stock mentioned above into 4,983,557 shares of our Company’s Series B Voting Non-Convertible Preferred Stock (“Series B Preferred Stock”), which will have no economic rights but will entitle the holder to vote the Series B Preferred Stock on all matters presented to our stockholders. Each share of Series B Preferred Stock will be entitled to one vote. The 4,983,557 shares mentioned in the first sentence is equivalent to the amount of Cohen Brothers membership units held by Mr. Cohen as of December 31, 2009 (see discussion on “ – Noncontrolling Interest” on page 78. The Series B Preferred shares effectively give Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of Cohen Brothers do not carry voting rights at the Company level). The holder of the Series B Preferred Stock will be able to exercise approximately 31.9% of the voting power of the Company’s Common Stock based on the outstanding number of shares of our Common Stock as of December 31, 2009. The Series B Preferred Stock will be automatically redeemed for par value on December 31, 2012. Holders of Series B Preferred Stock are not entitled to receive any dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company. There were no shares of Series B Preferred Stock issued and outstanding as of December 31, 2009.

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The holders of Series C Preferred Stock are entitled to receive, when, as and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2009.

Common Stock: The holders of the Company’s Common Stock are entitled to one vote per share. These holders are entitled to receive distributions on such stock when, as and if authorized by our board of directors out of funds legally available and declared by us and to share ratably in the assets legally available for distribution to our stockholders in the event of our liquidation, dissolution or winding up after payment of or adequate provision for all of our known debts and liabilities, including the preferential rights on dissolution of any class or classes of preferred stock. The holders of the our Common Stock have no preference, conversion, exchange, sinking fund, redemption, or, so long as our Common Stock remains listed on a national exchange, appraisal rights and have no preemptive rights to subscribe for any of our securities. Shares of our Common Stock have equal dividend, liquidation and other rights.

Restricted Units: The Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) permits the grant of Cohen Brothers restricted units to our employees which represent a right that entitles the recipient, upon vesting of the restricted unit, to receive the number of Cohen Brothers’ membership units in the restricted unit agreement. The awards under this plan are subject to time-based and/or performance-based vesting conditions and generally vest over a period of three years. The maximum number of restricted units authorized to be granted pursuant this plan is limited to 1,721,160, of which 226,858 units remain available to be issued as of December 31, 2009. All awards pursuant to this plan are subject to the prior written consent of our chairman and chief executive officer, Daniel G. Cohen.

In connection with the 2009 Equity Award Plan, Mr. Cohen and Cohen Brothers are parties to an Equity Plan Funding Agreement (the “Equity Funding Agreement”) whereby Mr. Cohen is required to transfer to (1) Cohen Brothers the number of Cohen Brothers membership units or shares of our Common Stock equal to the number of Cohen Brothers membership units to be issued by Cohen Brothers to the participants in the 2009 Equity Award Plan in connection with vesting of a Cohen Brothers restricted unit, or (2) to the Company the number of shares of Common Stock equal to the number of Cohen Brothers membership units to be issued to the participants in the 2009 Equity Award Plan in connection with the vesting of a Cohen Brothers restricted unit. The maximum number of Cohen Brothers membership units and shares of our Common Stock, in the aggregate, that Mr. Cohen is obligated to transfer is 1,721,160. As a result of the Equity Funding Agreement, the capitalization of Cohen Brothers does not change as a result of the issuance of Cohen Brothers restricted units under the 2009 Equity Award Plan.

Restricted Common Stock: In connection with the Merger, from an accounting perspective, we assumed the AFN 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). The plan provides for the grant of stock options, restricted Common Stock, stock appreciation rights, and other share-based awards. The 2006 Equity Incentive Plan is administered by the compensation committee of the Company’s board of directors. The maximum number of share based awards of the Company’s Common Stock authorized to be granted pursuant to the 2006 Equity Incentive Plan is limited to 416,500, of which 216,776 shares remain available to be issued as of December 31, 2009.

Stockholder Rights Plan

On December 21, 2009, the board of directors adopted a Section 382 Rights Agreement (the “Rights Agreement”) in an effort to protect against a possible limitation on our ability to use our net operating loss and net capital loss carryforwards (the “deferred tax assets”) to reduce potential future federal income tax obligations. See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K. The Rights Agreement provides for a distribution of one preferred stock purchase right (a “Right,” and collectively, the “Rights”) for each share of our Company’s Common Stock, par value $0.001 per share, outstanding to stockholders of record at the close of business on December 21, 2009. Each Right entitles the registered holder to purchase from us a unit consisting of one ten-thousandth of a share of Series C Junior Participating Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), at a purchase price of $100.00 per unit, subject to adjustment.

Initially, the Rights will not be exercisable and will be attached to and automatically trade with the Company’s Common Stock. The Rights will separate from the Company’s Common Stock and a “distribution date” will occur, with certain exceptions, upon the earlier of (i) ten days following a public announcement that a person or a group of affiliated or associated persons has acquired beneficial ownership of 4.95% or more of the Company’s outstanding Common Stock, which person or group would then qualify as an “acquiring person,” or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an acquiring person. If at the time of the adoption of the Rights Agreement, any person or group of affiliated or associated person was the beneficial owner of 4.95% or more of the outstanding shares of the Company’s Common Stock, such person shall not become an acquiring person unless and until such person acquires any additional shares of the Company’s Common Stock. In addition to other exceptions, a person will not become an acquiring person if such person acquired the shares of the Company’s Common Stock pursuant to the exercise of options or warrants to purchase Common Stock outstanding and beneficially owned by such person as of the date such person became the beneficial owner of 4.95% or more of the then outstanding shares of the Company’s Common Stock or as a result of an adjustment to the number of shares of the Company’s Common Stock for which such options or warrants are exercisable, or as a result of a stock split or stock dividend.

The Rights have no voting privileges and will expire on the earliest of (i) the close of business on December 31, 2012, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code or any successor statue if the Company’s board of directors determines that the Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits, (v) the beginning of the taxable year of the Company to which the Company’s board of directors determines that certain tax benefits may not be carried forward, or (vi) the first anniversary of adoption of the Rights Agreement if shareholder approval of the Rights Agreement has not been received by or on such date.

The Rights Agreement contains a provision such that if a person or group acquires beneficial ownership of 4.95% or more of the Company’s Common Stock and is determined by the Company’s board of directors to be an acquiring person, each Right (other than the Rights held by the acquiring person) will entitle the holder to purchase Common Stock having a value of two times the exercise price of the Right.

No rights were exercisable at December 31, 2009. There was no impact to our financial results as a result of the adoption of the Rights Agreement.

Noncontrolling Interest

Upon the completion of the Merger, the holders of Cohen Brothers’ membership units that elected not to convert their membership units to Common Stock directly hold approximately 33.8% of the membership units in Cohen Brothers, which is our main operating subsidiary. This 33.8% ownership interest in Cohen Brothers is accounted for by us as a noncontrolling interest.

Of the 5,283,556 Cohen Brothers membership units not held by the Company, Daniel G. Cohen, through CBF, holds 4,983,557 Cohen Brothers membership units. Each of Mr. Cohen’s Cohen Brothers membership units is redeemable at Mr. Cohen’s option, at any time on or after January 1, 2013, for (i) cash in amount equal to the average of the per share closing price of our Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at our option, one share of our Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of the issuance of additional shares of our Common Stock as a dividend or other distribution on our outstanding Common Stock, or a further subdivision or combination of the outstanding shares of our Common Stock. Other members of Cohen Brothers hold a total of 299,999 units. These units have the same redemption rights as described for Mr. Cohen except that the members holding these units may elect to redeem their shares at any time after June 17, 2010.

The 2009 Credit Facility

On June 1, 2009, Cohen Brothers entered into an amended and restated credit facility with TD Bank, N.A., which was amended on September 30, 2009 and was further amended on December 16, 2009 in connection with the completion of the Merger with AFN (as amended, the “2009 Credit Facility”). Cohen Brothers made an initial draw under the 2009 Credit Facility of $29,950 and used this draw, combined with existing cash reserves to pay off the former revolving line of credit. The 2009 Credit Facility provides for available borrowings of the lesser of the maximum revolving credit amount, which was initially $30,000 and as of December 31, 2009 was $28,000, or a calculation which is based upon the present value of certain of our Company’s CDO management fees plus a percentage of the estimated value of certain other investments we have pledged as collateral. The 2009 Credit Facility matures on May 31, 2011. The total maximum revolving credit amount under the 2009 Credit Facility which was $30,000 at inception is reduced by $1 million per month beginning on November 15, 2009 and by the amount of proceeds received as a result of asset sales involving collateral, sales of capital stock, or amounts received on account of the issuance of equity interests of our majority-owned subsidiary, Cohen Brothers. The 2009 Credit Facility bears interest, at the Company’s option at either: (a) one, two or three month LIBOR plus 6.5% or (b) a base rate (as defined in the loan agreement) plus 3.75%, both subject to an absolute minimum interest rate of 8.5%. The 2009 Credit Facility charges an unused fee of 0.50% per annum payable quarterly based on the unused available funds under the facility. In addition, TD Bank N.A. charged an upfront fee of 3.00% and an exit fee of 1.5% at the first to occur of maturity, payment in full, or acceleration, both calculated as a percentage of the initial maximum revolving credit amount. As of December 31, 2009, $9,950 was drawn, $1,292 was committed for two letters of credit and there was $15,101 available for borrowing under the 2009 Credit Facility.

Pursuant to the Joinder, certain of our subsidiaries executed joinders to existing security and pledge agreements whereby such subsidiaries granted TD Bank N.A. a security interest in all of their assets pursuant to the terms of the 2009 Credit Facility. The effect of the 2009 Credit Facility and the related security and pledge agreements is that the Company has granted TD Bank N.A. a security interest in substantially all of its assets and substantially all of its asset management agreements with the exception of certain of its investments that are currently classified as investments-trading, held in subsidiaries that do not guarantee the 2009 Credit Facility (the “Non-Guaranteeing Subsidiaries”). However, we are limited in the amount of capital we can invest and have at any point in time, in these Non-Guaranteeing Subsidiaries.

The 2009 Credit Facility limits our ability to use our assets to fund ongoing operations. All of our investments classified as other investments, at fair value and as investments in equity method affiliates are encumbered under the 2009 Credit Facility and related agreements. The remaining investments classified as trading are not specifically encumbered under the 2009 Credit Facility because they are held in the Non-Guaranteeing Subsidiaries.

The 2009 Credit Facility contains covenants and restrictions that, among other things, restrict our majority-owned subsidiary, Cohen Brothers’, ability to pay distributions to members (including to the Company) in certain cases, to enter into a merger, to acquire another company, to take on additional debt, to engage in asset sales, and to enter into new leases or other commitments.

The 2009 Credit Facility imposes significant restrictions on Cohen Brothers in its ability to make distributions to its members. Cohen Brothers is permitted to pay the distributions for the amount necessary for each member (including to the Company) to pay federal and state income taxes resulting solely from such member’s allocated share of Cohen Brothers’ income (“Tax Distributions”). In addition, Cohen Brothers is allowed to make distributions to us for certain limited purposes, including distributions required so that we can make regularly scheduled payments on our convertible notes and our subordinated debt (see below). These restrictions on distributions will limit Cohen Brothers’ ability to pay its members distributions in excess of required Tax Distributions and will preclude us from paying dividends to our stockholders. See note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

The 2009 Credit Facility, includes financial covenants that we are required to maintain, such as (1) minimum net worth; (2) minimum consolidated cash flow to fixed charge coverage ratio; (3) maximum funded debt to consolidated cash flow ratio; and (4) a requirement to maintain cash at a minimum amount equal to the outstanding advances (including letters of credit) under the 2009 Credit Facility. Finally, our U.S. broker-dealer subsidiary and certain other Non-Guaranteeing Subsidiaries are permitted to provide credit enhancements in the aggregate at any time of $45 million. All relevant terms are defined in the credit agreement.

As of December 31, 2009, we were in compliance with the financial covenants in the 2009 Credit Facility.

Former Revolving Line of Credit Agreement

Cohen Brothers entered into a $200,000 revolving line of credit facility with a group of commercial banks (the “Former Bank Group”) on July 27, 2007 referred to herein as the Former Bank Group Loan. Based on the financial results as of December 31, 2008, Cohen Brothers was in default of the minimum net worth covenant of the Former Bank Group Loan. On April 3, 2009, the Former Bank Group exercised its rights: (i) to increase the interest rate on the Former Bank Group Loan by 2%; (ii) to cease making advances or issuing letters of credit; and (iii) to convert all outstanding advances under the Former Bank Group Loan to prime based from LIBOR based after the expiration of the LIBOR periods outstanding at that time. The Former Bank Group did not exercise any of its other remedies available to it upon the event of default, such as terminating the Former Bank Group Loan and demanding immediate repayment of all amounts outstanding, demanding cash collateral in the amount of all outstanding letters of credit, or taking action against the collateral.

On June 1, 2009, Cohen Brothers entered into the 2009 Credit Facility as discussed above. Cohen Brothers used the proceeds from the initial draw from the 2009 Credit Facility, as well as existing cash on hand, to repay the Former Bank Group Loan in full. Cohen Brothers never received a formal waiver of the default; however, the default was effectively cured when the loan was paid in full.

Contingent Convertible Senior Notes

We have $26,150 principal amount of convertible senior notes outstanding. The notes are senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. The notes are subordinated in right of payment to our existing and future secured indebtedness to the extent of such security. The notes bear interest at an annual rate of 7.625%. The notes mature on May 15, 2027.

As of December 31, 2009, the carrying value of our convertible debt outstanding was $25,374. The Company recorded the debt at fair value as of the date of the Merger. Any difference between the fair value of the convertible senior notes on the Merger date and the principal amount of debt will be amortized into earnings over the estimated remaining life of the underlying debt as an adjustment to interest expense.

The notes will be convertible prior to the maturity date into cash and, if the holders of the notes exercise their conversion option, shares of our Common Stock, under certain circumstances, at an initial conversion price per share of $117.00 (adjusted for the 1-for-10 AFN reverse stock split effected immediately prior to the consummation of the Merger), which represents a conversion rate of approximately 8.5470 shares of Common Stock per $1,000 principal amount of notes. If converted, the holders of the notes will receive an amount in cash per note equal to the lesser of (i) $1,000 and (ii) the average of the “daily conversion values” for each of the twenty consecutive trading days of the conversion reference period. “Daily conversion value” means, with respect to any trading day, the product of (1) the applicable conversion rate and (2) the volume weighted average price of our Common Stock on such trading day.

The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date.

According to the provisions surrounding debt with conversion and other options included in FASB ASC 470, Debt, the Company is required to account separately for the liability and equity component of its convertible debt (that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option) in a manner that reflects our nonconvertible, unsecured debt borrowing rate. The difference between the fair value of the debt component and the initial proceeds from the issuance of the debt is recorded as a component of equity. The resulting debt discount, which is equal to the excess of the principal amount of the liability over its carrying amount, should be amortized to interest expense over the expected life of the debt. The Company has concluded that upon its assumption (from an accounting perspective) of the convertible senior notes on December 16, 2009, the equity component of the debt is so significantly out of the money that it has an immaterial fair value. Accordingly all fair value has been allocated to the liability component.

As of December 31, 2009, the Company was in compliance with the covenants of the convertible senior notes.

Junior Subordinated Notes

We have $49,614 aggregate principal amount of junior subordinated notes outstanding. As of December 31, 2009, the carrying value of our junior subordinated notes outstanding was $17,269. The Company recorded the debt at fair value on the acquisition date. Any difference between the fair value of the junior subordinated notes on the Merger date and the principal amount of debt will be amortized into earnings over the estimated remaining life of the underlying debt as an adjustment to interest expense.

The junior subordinated notes are payable to two special purpose trusts:

1. Alesco Capital Trust I: $28,995 in aggregate principal amount issued in June 2007. As of December 31, 2009, the carrying value of these notes was $11,245. The notes mature on July 30, 2037 and may be called by the Company at par any time after July 30, 2012. The notes accrue interest payable quarterly at a fixed interest rate equal to 9.495% per annum through the distribution payment date on July 30, 2012 and thereafter at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. All principal is due at maturity. The Alesco Capital Trust simultaneously issued 870 shares of the Alesco Capital Trust’s common securities to the Company for a purchase price of $870, which constitutes all of the issued and outstanding common securities of the Alesco Capital Trust.

2. Sunset Financial Statutory Trust I (“Sunset Financial Trust”): $20,619 in aggregate principal amount issued in March 2005. As of December 31, 2009, the carrying value of these notes was $6,024. The notes mature on March 30, 2035. The notes accrue interest payable quarterly at a floating rate of interest of 90-day LIBOR plus 415 basis points. All principal is due at maturity. The Sunset Financial Trust simultaneously issued 619 shares of the Sunset Financial Trust’s common securities to the Company for a purchase price of $619, which constitutes all of the issued and outstanding common securities of the Sunset Financial Trust.

The Trusts described above are VIEs pursuant to variable interest provisions included in FASB ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because our investment in the Trusts’ common securities were financed directly by the Trusts as a result of their loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to variable interest guidance in FASB ASC 810, and the Company is not the primary beneficiary of the Trusts. The Trusts are not consolidated by the Company and, therefore, our consolidated financial statements include the junior subordinated notes issued to the Trusts as a liability, and the investment in the Trusts’ common securities as an asset. The common securities were deemed to have a fair value of $0 as of the Merger Date and as of December 31, 2009.

Subordinated Notes Payable

In June 2008, Cohen Brothers executed three separate agreements with three of its members (Daniel G. Cohen, Christopher Ricciardi, and CFG, to obtain the Original Subordinated Notes. The Original Subordinated Notes were comprised of $6,000 from

CFG, $2,000 from Daniel G. Cohen, and $1,000 from Christopher Ricciardi. Prior to the completion of the Merger, CFG filed a certificate of liquidation with the Secretary of State in the State of Delaware. Our majority owned subsidiary, Cohen Brothers issued New Subordinated Notes to each stockholder of CFG. The New Subordinated Notes have substantially the same terms and provisions as contained in CFG’s Original Subordinated Note. Messrs. Cohen and Ricciardi were stockholders of CFG and received New Subordinated Notes in the original principal amount of $495 and $103, respectively, representing their pro rata share of CFG’s note. The Subordinated Notes mature on June 20, 2013.

The Subordinated Notes mature on June 20, 2013 and bear interest at an annual rate of 12%. A portion of this interest, 9%, is payable in cash semiannually on May 1 and November 1 of each year commencing on, in the case of the Original Subordinated Notes, November 1, 2008 and, in the case of the New Subordinated Notes, May 1, 2010. The remaining portion, 3%, is paid in-kind at an annual rate of 3% which is also payable semiannually. All accrued in-kind interest will be added to the unpaid principal balance of the Subordinated Notes on each May 1 and November 1, and thereafter the increased principal balance shall accrue interest at the annual rate of 12%. The Subordinated Notes are unsecured obligations, and payments of principal and interest on the notes are subordinated to the 2009 Credit Facility.

The interest expense (both cash and in-kind) on the Subordinated Notes totaled $1,099 and $557 for the year ended December 31, 2009 and 2008, respectively, and is included in interest expense in the consolidated statements of operations. As of December 31, 2009 and 2008, the Subordinated Notes payable was $9,368 (comprised of $3,807 notes payable to related parties) and $9,094 (all of which was notes payable to related parties), respectively, and the accrued interest payable was $187 and $182, respectively, and is included in accounts payable and other liabilities in the consolidated balance sheets.

The following table summarizes indebtedness and other financing as of December 31, 2009 and 2008, respectively:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of December 31, 2009
Description	Current Outstanding Par	Carrying Value	Interest Rate Terms	Weighted Average Interest @ 12/31/2009	Weighted Average Contractual Maturity
2009 Credit Facility	$9,950	$9,950	8.5%	8.5%	May 2011
Contingent convertible senior notes	$26,150	25,374	7.6%	7.6%	May 2027
Junior subordinated notes	$49,614	17,269	7.4%	7.4%	August 2036
Subordinated notes payable	$9,368	9,368	12.0%	12.0%	June 2013

Total		$61,961

	As of December 31, 2008
Description	Current Outstanding Par	Carrying Value	Interest Rate Terms	Weighted Average Interest @ 12/31/2008	Weighted Average Contractual Maturity
Former Bank Group Loan (1)	$67,000	$67,000	Variable	3.4%	June 2009
Subordinated notes payable	$9,094	9,094	12.0%	12.0%	June 2013

Total		$76,094

(1)	On June 1, 2009, the Former Bank Group was repaid in full with the proceeds from the 2009 Credit Facility, as well as cash on hand.

Off Balance Sheet Arrangements

As of December 31, 2009 and 2008, we were not a party to any warehouse facilities and we were not required to maintain first loss deposits under any such facilities.

In November 2009, we acted as the lead underwriter for the initial offering of a new special purpose acquisition corporation, GSME Acquisition Partners I (“GSME”), which will focus on acquiring a Chinese company. A special purpose acquisition corporation (“SPAC”) is a blank check company that raises money from stockholders into a shell corporation and then seeks to utilize that money to finance a business combination. Generally, the money is funded into a trust and certain provisions are put in place to ensure the trust can liquidate and return the money to stockholders if the business combination is not completed. The sponsors of the SPAC generally receive equity interests which are subordinated in some form in the event the trust has to liquidate.

GSME has twelve months to identify a business combination and obtain approval and an additional six months for the business combination to close. In connection with this transaction, we issued a letter of credit for the benefit of the trust in the amount of $1,242 that will be drawn upon under certain circumstances, such as the non-approval of a business combination or if no business combination is presented for a vote with in the specified time frame. Our maximum exposure to GSME pursuant to the letter of credit is $1,242. Our obligation to fund amounts to GSME is accounted for as a guarantee pursuant to the guarantee provisions included in FASB ASC 460, Guarantees. As of December 31, 2009, we recorded $98 as a liability included in accounts payable and other liabilities for its “obligation to stand ready to perform.” If it becomes probable and estimable that we will be required to fund the guarantee, an additional or incremental liability will be accrued for under the guidance of FASB ASC 450, Contingencies.

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior CDO Securities. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by us. At the Merger Date, we recorded a liability of $1.0 million related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount does not represent the expected loss; rather it represents the Company’s estimate of the fair value of its guarantee (i.e. the amount it would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee; therefore, the carrying value will not be periodically adjusted going forward. The maximum potential loss to the Company on this arrangement is $8.75 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2009 and the future periods in which such obligations are expected to be settled in cash. Our bank debt, junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. Our convertible senior notes are assumed to be repaid on May 15, 2012, which represents the earliest date that the holders of the senior notes may require us to repurchase the notes for cash:

CONTRACTUAL OBLIGATIONS

As of December 31, 2009

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$8,420	$1,784	$2,639	$2,058	$1,939
Maturity of 2009 Credit Facility (1)	9,950	—	9,950	—	—
Interest on 2009 Credit Facility (2)	1,395	999	396	—	—
Maturity of convertible senior notes (3)	26,150	—	26,150	—	—
Interest on convertible senior notes (3)	4,985	1,994	2,991	—	—
Maturities on junior subordinated notes	49,614	—	—	—	49,614
Interest on junior subordinated notes (4)	61,294	3,660	6,941	4,280	46,413
Maturities of subordinated notes payable (5)	10,390	—	—	10,390	—
Interest on subordinated notes payable (6)	3,069	845	1,769	455	—

	$175,267	$9,282	$50,836	$17,183	$97,966

(1)	Assumes the outstanding borrowings under the 2009 Credit Facility are paid off at maturity.
(2)	Interest on 2009 Credit Facility includes the finance charge on the two letters of credit and the interest on all outstanding debt as of December 31, 2009, which is variable. The interest rate of 8.50% as of December 31, 2009 was used to compute the contractual interest payment in each period noted. Fluctuations in actual interest rates may result in different interest payments than noted above.
(3)	Assumes the convertible senior notes are repurchased May 15, 2012. Interest includes amounts payable during the period the convertible notes were outstanding at an annual rate of 7.625%.
(4)	The interest on the junior subordinated notes related to the Alesco Capital Trust is based on a fixed interest rate of 9.50% through to July 30, 2012, and an assumed variable rate of 4.25% based on a 90-day LIBOR rate as of December 31, 2009 plus 4.00% calculated from July 30, 2012 through to maturity. The interest on the junior subordinated notes related to the Sunset Capital Trust is variable. The interest rate of 4.40% (based on a 90-day LIBOR rate as of December 31, 2009 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(5)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $1,390. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%. See “— Liquidity and Capital Resources – Subordinated Notes Payable” above beginning on page 80 and note 14 to our consolidated financial statements.
(6)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.

Critical Accounting Policies and Estimates

We consider the accounting policies discussed below to be critical to an understanding of how we report our financial condition and results of operations because their application places the most significant demands on the judgment of our management.

We prepare our financial statements in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Valuation of Financial Instruments

We account for our investment securities at fair value under various accounting literature, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities (“FASB ASC 320”), pertaining to investments in debt and equity securities and the fair value option of financial instruments in FASB ASC 825, Financial Instruments (“FASB ASC 825”). We also account for certain assets at fair value under applicable industry guidance, namely investment company accounting guidance included in FASB ASC 946, Financial Services – Investment Companies (“FASB ASC 946”).

The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, or, when such quotations are unavailable valuation models prepared by our management. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.

Fair Value Hierarchy — We adopted the fair value measurement provisions in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) applicable to financial assets and financial liabilities on January 1, 2008. FASB ASC 820 defines fair value as the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (exit price). An exit price valuation will include margins for risk even if they are not observable. In accordance with FASB ASC 820, we categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the hierarchy under FASB ASC 820 are described below:

Level 1	Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Examples include U.S. Treasury securities and equity investments in publicly traded companies.

Level 2	Financial assets and liabilities whose values are based on one or more of the following: (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in non-active markets; (c) pricing models whose inputs are observable for substantially the full term of the asset or liability; or (d) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability. Examples include certain U.S. government agency mortgage-backed securities and collateralized mortgage obligations, mortgage-backed securities, Small Business Administration (“SBA”), loans, certain investment funds that are redeemable, credit default swaps and interest rate swaps.

Level 3	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Examples include investments in non-public companies, and TruPS and certain collateralized debt obligation securities and residential loans in which fair values are based on internal valuation models prepared by our management.

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

In the periods presented, all securities were either classified as trading or available for sale. No securities were classified as held to maturity. Furthermore, beginning in 2008 we elected the fair value option in accordance with FASB ASC 825 for all securities that were classified as available for sale. Therefore, all securities owned by us were accounted for at fair value with unrealized and realized gains and losses recorded in the statement of operations. See note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

All securities that are classified as trading are included in investments-trading. However, when we acquire an investment that is classified as available for sale, but for which we elected the fair value option under FASB ASC 825, a distinction is made that impacts our accounting treatment. If the investment is expected to be managed by employees of our Capital Markets’ segment the investment is also classified as investments-trading. Otherwise, the investment is classified as other investments, at fair value. In general, investments-trading represent securities acquired in the secondary market while other investments, at fair value represent investments obtained in primary issuances or as seed investments in investment vehicles managed by us.

Also from time to time, we may be deemed the primary beneficiary of a VIE and may be required to consolidate it (and its investments) under the provisions included in FASB ASC 810, Consolidation (“FASB ASC 810”). In those cases, our classification of the investments as trading, other investments, at fair value, available for sale, or held to maturity will depend on the investment’s intended use by the VIE.

Unrealized and realized gains and losses on securities classified as investments-trading are recorded in net trading in the consolidated statement of operations.

All gains and losses (unrealized and realized) from securities classified as other investments, at fair value, in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statements of operations. However, prior to the adoption of the fair value option provisions included in FASB ASC 825 on January 1, 2008, certain investments classified as other investments, at fair value, were accounted for as available for sale securities. Accordingly, for those securities, unrealized gains and losses were included as a component of other comprehensive income in the consolidated statements of changes in members’/stockholders’ equity.

When a security treated as available for sale was sold, the resulting realized gain or loss was reclassified from the accumulated other comprehensive income component of members’/stockholders’ equity to principal transactions and other income in the consolidated statements of operations. Periodically, we reviewed the carrying value of our available for sale securities. If we deemed an unrealized loss to be other than temporary, we would record the impairment in the consolidated statements of operations in principal transactions and other income.

We exercised our judgment in determining whether an investment security has sustained an other-than-temporary decline in value. Our evaluation was dependent upon the specific facts and circumstances of each investment. We considered the size of the decline relative to the amortized cost of the security, the length of time that the security’s fair value had been below its amortized cost, the financial condition of the issuer and our intention and ability to hold the investment for a sufficient period of time to allow for recovery of the amortized cost of our investment.

In addition, we may hold, from time to time, trading securities sold, not yet purchased which represent our obligations to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. We are obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated balance sheets. Unrealized and realized gains and losses on trading securities sold, not yet purchased are recorded in net trading in the consolidated statements of operations.

Financial instruments carried at contract amounts have short-term maturities (one year or less) are repriced frequently or bear market interest rates. Accordingly, those contracts are carried at amounts approximating fair value. Financial instruments carried at contract amounts on our consolidated balance sheets include receivables from and payables to brokers and securities purchased under agreements to resell.

Equity-Based Compensation

We account for equity-based compensation, including restricted membership units (“Restricted Units”), unit options (“Options”), and restricted shares, issued to our employees using the fair value based methodology prescribed by the provisions related to share-based payments included in FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC 718”).

Restricted Units include rights to receive actual membership units of our majority-owned subsidiary, Cohen Brothers, which may be subject to certain restrictions and historically has included long term incentive profit (“LTIP”) units.

When issuing equity-based compensation, we first determine the fair value of the Restricted Units, Options, or restricted shares granted.

Prior to the consummation of the Merger with AFN, we would use internal valuation models developed with the assistance of an independent third party appraiser. In the case of Restricted Units, we would use the most recent valuation to ascertain the value of the units granted or vested, as the application of FASB ASC 718 requires depending on the facts or circumstances. In the case of the Options, we would set the exercise price at the per unit value implied by the valuation used. The Options would be valued based on that exercise price and other assumptions using the Black-Scholes valuation method. Subsequent to the consummation of the merger, any future equity based awards are measured at their estimated fair value based on our stock price on the date of grant or value based on the stock price and other assumptions using the Black-Scholes valuation method.

Once the fair value of the equity-based awards is determined, we determine whether the grants qualify for liability or equity treatment. The individual rights of the equity grants are the determining factors of the appropriate treatment (liability or equity). In general terms, if the equity-based awards granted have certain features (like put or cash settlement options) that give employees the right to redeem the grants for cash instead of our equity, the grants may require liability treatment. Otherwise, equity treatment is generally appropriate.

If the grants qualify for equity treatment, the value of the grant is recorded as an expense as part of compensation and benefits in the consolidated statements of operations. The expense is recorded ratably over the service period as defined in FASB ASC 718, which is generally the vesting period. The offsetting entry is to members’/stockholders’ equity. In the case of grants that qualify for equity treatment, the compensation expense is fixed on the date of grant. The only subsequent adjustments made would be to account for differences between actual forfeitures of grants when an employee leaves the Company and initial estimate of forfeitures.

If the grants were to qualify for liability treatment, the treatment is the same as above except that the offsetting entry is to liability for equity-based compensation. In addition, in the case of grants that qualify for liability treatment, we would adjust the total compensation and the liability for equity-based compensation to account for subsequent valuations as well as forfeitures as described in the preceding paragraph.

The vesting of Restricted Units may be considered a taxable event to the individual recipient. At times, we have agreed to pay the recipient a bonus, or gross-up bonus, to reimburse the individual for the tax liability incurred due to the receipt of the non-cash compensation. We record an expense for the gross-up bonus and include it as part of compensation and benefits in the consolidated statements of operations. The gross-up bonus is finalized at the vesting date, but estimated and recognized over the same period of time as the underlying Restricted Unit grant (generally the vesting period).

We measure the fair value of options on the date of grant using a Black-Scholes option pricing model which requires the use of several standard estimates, including: (1) the volatility of our equity price; (2) the expected life of the option; (3) risk free interest rates; and (4) expected dividend yield.

Prior to the Merger with AFN in December 2009, we were not a publicly traded company and as a result we have had limited historical information on the price of our equity securities as well as employees’ option exercise behavior. As a result, we could not rely on historical experience alone to develop assumptions for price volatility and the expected life of options. As such, our price volatility has been estimated with reference to a peer group of companies.

The expected life of options is determined based on the “simplified method” described in SEC Staff Accounting Bulletin No. 107 (“SAB 107”), the provisions of which were extended by SAB No. 110. Under this approach, the expected life of the option is calculated at the midpoint between the vesting date and the end of the contractual term of the option.

We estimate expected forfeitures of equity-based awards at the grant date and recognize compensation expense only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to reflect actual forfeiture rates. Therefore, changes in the forfeiture assumptions may impact the total amount of expenses ultimately recognized over the vesting period. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances. We use the risk-free interest rate, which is based on the yield of United States Treasury notes with a maturity that approximates the expected life of the options. We have assumed a zero dividend payout over the expected life of the option.

The use of different assumptions in the Black-Scholes model would result in different amounts of equity-based compensation expense. Furthermore, if different assumptions are used in future periods, equity-based compensation expense could be materially impacted in the future.

Accounting for Income Taxes

For tax purposes, AFN contributed its assets and certain of its liabilities to Cohen Brothers in exchange for an interest in Cohen Brothers on December 16, 2009. AFN was organized and had been operated as a REIT for United States federal income tax purposes. Accordingly, AFN generally was not subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution and share ownership tests were met. As a result of the consummation of the merger, AFN ceased to qualify as a REIT effective as of January 1, 2010 and will instead be treated as a C corporation for United States federal income tax purposes. Accordingly, the income earned by us is subject to U.S. federal, state and local taxation, taxed at prevailing rates.

Although for tax purposes AFN is deemed to have acquired a majority interest in Cohen Brothers on the effective date of the Merger, for GAAP purposes, Cohen Brothers is deemed to have acquired AFN. Therefore, our consolidated financial statements treat the Company as a pass-through entity (not subject to federal income tax) for all periods prior to the effective date of the Merger.

Prior to the Merger, we, and subsequent to the Merger, our majority owned subsidiary, Cohen Brothers, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. Cohen Brothers is, however, subject to income taxes in the United Kingdom, France, New York City, Philadelphia and the State of Illinois. Beginning on April 1, 2006, we qualified for Keystone Opportunity Zone (“KOZ”) benefits, which exempt Cohen Brothers and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. We will be entitled to KOZ benefits through the end of our lease term, which is March 31, 2011.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Our policy is to record penalties as an operating expense, and interest expense as part of income tax expense in the consolidated statements of operations.

Investment Vehicles

As of December 31, 2009 and 2008, we had investments in several investment vehicles. When making an investment in an investment vehicle, we must determine the appropriate method of accounting for the investment. In most cases, we will either (1) consolidate the investment vehicle; (2) account for our investment under the equity method of accounting or (3) account for our investment as a marketable equity security under the provisions of FASB ASC 320. In the case of (2) and (3), we may account for our investment at fair value under the fair value option election included in FASB ASC 825.

We may treat an investment in equity of an entity under the equity method of accounting when we have significant influence, as described in the FASB Accounting Standards Codification (the “Codification”), in the investee. Significant influence is commonly interpreted as owning between 20% and 50% of the voting interest of an investee. However these percentages are only a guideline and we consider the unique facts and circumstances of each investment. In addition, we may elect to account for our investment at fair value under the fair value option included in FASB ASC 825.

We consolidate an investment when we have control of the investee. In general, control is interpreted as owning in excess of 50% of the voting interest of an investee. However, this percentage is only a guideline and we consider the unique facts and circumstances of each investment.

In addition, if we determine the investee is a VIE and we are the primary beneficiary, we will consolidate the investee under the requirements for the consolidation of VIEs included in FASB ASC 810.

If we determine that we are not required to consolidate an investee; and do not have significant influence over the investee, we will account for the investment as a marketable equity security under the provisions included in FASB ASC 320.

The following discussion describes our accounting policy as it pertains to our investments in investment vehicles, other than investments in collateralized debt obligation securities.

Alesco Financial Inc.

Our majority owned subsidiary, Cohen Brothers, had an investment in and, prior to the Merger with AFN, served as external manager of AFN.

As of December 31, 2008, we owned less than 1% of AFN’s outstanding shares. Our chairman and chief executive officer, Daniel G. Cohen, served as the chairman of AFN, and our former chief operating officer (who served in this capacity until December 16, 2009) served as a member of AFN’s board of directors and was the chief executive officer of AFN prior to the consummation of the merger in December 2009. Prior to the merger, we elected to carry our investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825 effective January 1, 2008. Prior to 2008, we accounted for our investment as a marketable equity security classified as available for sale. Upon the consummation of the Merger, we reclassified Cohen Brothers’ investment to treasury stock on our consolidated balance sheet in December 2009.

Brigadier

We have an investment in and serve as external manager of a series of investment funds and related entities (collectively, “Brigadier”).

Brigadier, formed by us in May 2006, is a series of investment funds that primarily earns investment returns by investing in various fixed income and credit market related investments and related securities through its related master fund. Brigadier has a single master fund and two feeder funds. One feeder fund is referred to as the onshore feeder fund and is designed for investors that are non tax exempt U.S. tax payers. Foreign and U.S. tax-exempt investors invest through a second feeder fund referred to as the offshore feeder fund.

We serve as external manager of Brigadier. We are the general partner and made an initial investment in the offshore feeder fund. We have no ownership interest in the offshore feeder fund. In addition to being general partner of the onshore feeder fund, we have made an investment as a limited partner as well.

We are the general partner of the onshore feeder fund. The provisions of determining whether a general partner controls a limited partnership or similar entity when the limited partners have certain rights included in FASB ASC 810, requires that the general partner be deemed to have control (and thereby consolidate the partnership), regardless of actual voting percentage, unless the other partners have substantive kick-out rights, as defined in FASB ASC 810. In the case of the onshore feeder fund, the unaffiliated limited partners can replace us as general partner through the vote of a simple majority of the voting interests without taking into account our limited partnership investment. Therefore, we have concluded that substantive kick-out rights do exist and we would not be deemed to have control and are therefore not required to consolidate the investment fund.

FASB ASC 810, Consolidation (“FASB ASC 810”) generally requires that an investee should be consolidated if the reporting entity owns a majority interest unless such control is deemed to be temporary.

Our ownership of the onshore fund fluctuates due to contributions and redemptions from third party investors. From time to time, our ownership of the limited partnership interests has exceeded 50%. However, that ownership level has been temporary. Accordingly, we utilized the equity method of accounting for this investment from inception. Under the equity method of accounting, we recognize our share of the partnership’s net income as income from equity method affiliates in the consolidated statements of operations. Any distributions received would be treated as a reduction in the investment balance.

As of December 31, 2009 and 2008, we owned 85% and 40%, respectively, of the onshore fund through its general and limited partnership interests.

Effective January 1, 2008, we elected to carry our investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825.

Star Asia Management, Ltd.(“Star Asia Manager”), and Star Asia Finance, Ltd.(“Star Asia”)

We have an investment in Star Asia Manager and an investment in Star Asia. Star Asia Manager serves as external manager to Star Asia.

Star Asia invests in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B Notes, whole loans, mezzanine loans and other commercial real estate fixed income investments.

As of December 31, 2009 and 2008, we directly owned approximately 11% and 9% of Star Asia’s outstanding shares. In addition, our chairman and chief executive officer is one of seven members of the board of directors of Star Asia. We concluded that this arrangement does not rise to the level of significant influence and accounted for our investment as a marketable equity security classified as available for sale prior to 2008. Effective January 1, 2008, we elected to carry our investment at fair value with changes in fair value recorded in earnings under the fair value option election included in FASB ASC 825.

In January 2007, we made an initial investment in the Star Asia Manager. We own 50% of Star Asia Manager. A single unrelated third party holds the remaining 50% and all decisions effectively require agreement of both parties. Accordingly, we have concluded we do not control Star Asia Manager and treat our investment under the equity method. We did not elect to carry our investment at fair value under the fair value option election included in FASB ASC 825.

EuroDekania

We have an investment in, and serve as external manager of EuroDekania.

EuroDekania invests in hybrid capital securities of European banks and insurance companies, CMBS, RMBS and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds.

As of December 31, 2009 and 2008, we owned 2% of EuroDekania’s outstanding shares. In addition, our chairman and chief executive officer is one of five members of the board of directors of EuroDekania. We concluded that this arrangement does not rise to the level of significant influence and accounted for our investment as a marketable equity security classified as available for sale prior to 2008. Effective January 1, 2008, we elected to carry our investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825.

Muni Funding Company of America (“MFCA”)

We have an investment in MFCA. We served as external manager of MFCA from MFCA’s inception until March 18, 2009.

MFCA primarily invests in securities that are exempt from United States federal income taxes. MFCA is a limited liability company.

As of December 31, 2009 and 2008, we owned approximately 3% of MFCA’s outstanding shares. Our chairman and chief executive officer serves as a member of the board of directors of MFCA and, until March 18, 2009, our president and chief executive officer of CCS (the U.S. broker dealer subsidiary) served as a member of the board of directors of MFCA. If MFCA were a corporation, we would have concluded that this arrangement does not rise to the level of significant influence and accounted for our investment as a marketable equity security classified as available for sale. However, because MFCA is a limited liability company which maintains separate capital accounts for each investor, the determination of significant influence falls under the scope of FASB ASC 323, Investments – Equity Method and Joint Ventures (“FASB ASC 323”). Under the guidance in FASB ASC 323, each investor is required to utilize the equity method unless its interest is so minor that the investor would have virtually no influence over the company and its financial policies. Therefore, we accounted for our investment in MFCA under the equity method of accounting prior to 2008. Effective January 1, 2008, we elected to carry our investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825.

In February 2009, a new shareholder obtained a controlling interest in MFCA and requested that our management agreement with MFCA be assigned to a new management company controlled by the new majority shareholder. On March 18, 2009, we assigned the MFCA management agreement to that new management company. See note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

Strategos Deep Value Mortgage Funds (“Deep Value”)

We have an investment in and serve as external manager of Deep Value and other related entities, a series of closed-end distressed debt funds (collectively, “Deep Value”). Deep Value raises capital from investors, and earns investment returns by investing in a diversified portfolio of ABS consisting primarily of RMBS and other real estate related securities, as well as other United States real estate related assets and related securities.

We formed the initial fund in October 2007, which consummated its first closing in April 2008. From the inception of the first fund through December 31, 2009, we have launched three master funds. The first master fund has two feeder funds. One feeder fund is referred to as the onshore fund and is designed for investors that are non tax exempt United States taxpayers. Foreign and United States tax exempt investors invest through a second feeder fund referred to as the offshore fund. The second master fund does not have feeder funds. The third master fund has an offshore feeder fund only. Investors hold limited partner interests in the feeder funds (in the case of the first and third master fund) or in the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit GP, LLC (the “Deep Value GP”) serves as the general partner for the feeder funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit II GP, LLC (the “Deep Value GP II”) serves as the general partner for the offshore feeder fund (in the case of the third master fund). Deep Value GP and Deep Value GP II are collectively referred to as the Deep Value GPs.

We serve as external manager of Deep Value. We own 50% of the general partner of the first and second master funds and 40% of the general partner of the third master fund. In addition, we have made limited partnership investments in certain of the feeder funds.

Our Limited Partnership Investment in the Deep Value feeder funds

FASB ASC 810 generally requires that an investee should be consolidated if the reporting entity owns a majority interest unless such control is deemed to be temporary.

As of December 31, 2008 and through the first quarter of 2009, we directly owned 55% in the onshore feeder fund through our limited partnership interests. At that point in time, we expected our majority stake to remain in place for the life of the fund. Accordingly, we concluded that we should consolidate the onshore feeder fund. However, during the second quarter of 2009, our ownership percentage in the onshore feeder fund declined to 30% and continued to remain at 30% as of December 31, 2009. Accordingly, in the second quarter of 2009, we deconsolidated the onshore feeder fund. No gain or loss was recognized related to the deconsolidation as the amounts transferred were already based on fair value. As of December 31, 2009, our investments in the feeder funds are included in other investments, at fair value in the consolidated balance sheets and are carried at fair value with changes in fair value recorded as a component of principal transactions and other income in the consolidated statement of operations under the fair value option provisions included in FASB ASC 825.

The feeder funds account for themselves as investment companies under FASB ASC 946. Under FASB ASC 946, feeder funds do not consolidate the master fund that they invest in. Additionally, pursuant to the specialized accounting rules of FASB ASC 946, feeder funds reflect their pro rata share of the individual income statement line items of their master fund similar to a proportionate consolidation.

During the period we consolidated the onshore feeder fund, we retained the specialized accounting of these funds pursuant to FASB ASC 810. Accordingly, the onshore feeder fund’s investment in its master fund is included in other investments, at fair value in the consolidated balance sheets as of December 31, 2008. Additionally, the onshore feeder fund’s statements of operations are included in our consolidated statements of operations for the relevant periods of 2009 and 2008, prior to the deconsolidation in the second quarter of 2009. During the periods that the onshore feeder fund was consolidated, all intercompany transactions were eliminated and noncontrolling interest was recorded representing the portion of the onshore feeder fund which was not owned by us.

Our Ownership Interest in Deep Value GPs

We own 50% of the Deep Value GP and 40% of the Deep Value GP II. The remaining percentages of the Deep Value GPs are owned by certain of our employees. The Deep Value GPs are structured as a limited liability companies but keep separate capital accounts and are taxed as partnerships. The operating agreements provide that all major decisions be made unanimously by the members; that is, us and certain employees. Accordingly, we have concluded that we do not control the general partners and should not consolidate them. Under the provisions related to equity method investments and joint ventures included in FASB ASC 323, each investor is required to utilize the equity method of accounting unless its interest is so minor that the investor would have virtually no influence over the company and its financial policies. Therefore, we accounted for our investment in the two general partners under the equity method of accounting. We did not elect to carry our investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. In all of the feeder funds, the unaffiliated limited partners can replace the Deep Value GPs as general partner through the vote of a simple majority of the voting interests without taking into account our limited partnership investment or the Deep Value GPs’ general partnership interests.

Revenue Recognition

Net trading: Net trading includes: (1) all gains, losses and income (interest and dividends) from securities classified as investments-trading; (2) interest income and expense from collateralized securities transactions; and (3) commissions and riskless trading profits. Riskless principal trades are transacted through our proprietary account with a customer order in hand, resulting in little or no market risk to us. Transactions are recognized on a trade date basis. The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, or, when such quotations are unavailable, valuation models prepared by our management. The models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense, which is directly incurred to purchase income generating assets related to trading activities. Such interest expense is recorded on an accrual basis.

Asset management: Asset management revenue consists of collateralized debt obligation asset management fees, fees earned for management of our permanent capital vehicles and investment funds and other asset management fees. Collateralized debt obligation asset management fees are earned for providing ongoing asset management services to the trust. In general, we earn a senior asset management fee, a subordinated asset management fee and an incentive asset management fee.

The senior asset management fee is generally senior to all the securities in the collateralized debt obligation capital structure and is recognized on a monthly basis as services are performed. The senior asset management fee is generally paid on a quarterly basis.

The subordinated asset management fee is an additional payment for the same services but has a lower priority in the collateralized debt obligation cash flows. If the trust experiences a certain level of asset defaults, these fees may not be paid. There is no recovery by the trust of previously paid subordinated asset management fees. It is our policy to recognize these fees on a monthly basis as services are performed. The subordinated asset management fee is generally paid on a quarterly basis. However, if we determine that the subordinated asset management fee will not be paid (which generally occurs on or before the quarterly payment date), we will stop recognizing additional subordinated asset management fees on that particular trust and will reverse any subordinated asset management fees that are accrued and unpaid. We will begin accruing the subordinated asset management fee again if payment resumes and, in management’s estimate, continued payment is reasonably assured. If payments were to resume but we were unsure of continued payment, we would recognize the subordinated asset management fee as payments were received and would not accrue on a monthly basis.

The incentive management fee is an additional payment, made typically five to seven years into the life of a collateralized debt obligation, which is based on the clearance of an accumulated cash return on investment (“Hurdle Return”), received by the most junior collateralized debt obligation securities holders. It is an incentive for us to perform in our role as asset manager by minimizing defaults and maximizing recoveries. The incentive management fee is not ultimately determined or payable until the achievement of the Hurdle Return by the most junior collateralized debt obligation securities holders. We do not recognize incentive fee revenue until the Hurdle Return is achieved and the amount of the incentive management fee is determinable and payment is reasonably assured.

Other asset management fees represent fees earned for the ongoing and incentive management of other investment vehicles we manage.

New issue and advisory: New issue and advisory revenue includes: (1) securitization revenues associated with arranging new debt offerings collateralized by assets; (2) fees charged for advisory services, and (3) origination fees for corporate debt issues originated by us.

Securitization revenues are recognized as income when the investment vehicle closes and is funded or when the related security is sold. Origination fees are recognized when the collateral assets are funded. In some cases, we will utilize third party professionals to assist in the provision of some of these functions (primarily origination). In such cases, we record the cost of the third party services in new issue costs and the revenue in new issue and advisory revenue.

Principal transactions and other income: Principal transactions include all gains, losses, and income (interest and dividend) from securities classified as other investments, at fair value, in the consolidated balance sheets. However, prior to the adoption of the fair value option provisions of FASB ASC 825 on January 1, 2008, certain investments classified as other investments, at fair value, were accounted for as available for sale securities. Accordingly for those securities, unrealized gains and losses were included as a component of other comprehensive income. Realized gains and losses (including impairment charges) and any income from these securities were included in principal transactions. Principal transactions also include all gains, losses and income from the investment in residential loans acquired in the Merger with AFN for which the fair value option was elected on the Merger date.

The investments classified as other investments, at fair value, are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, or, when such quotations are unavailable, valuation models prepared by our management. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Dividend income is recognized on the ex-dividend date.

Other income includes foreign currency gains and losses, interest earned on cash and cash equivalents, and other miscellaneous income.

Variable Interest Entities

The provisions of FASB ASC 810 require that we consider if we are the primary beneficiary of VIEs in which we hold a variable interest. Historically, we sponsored collateralized debt obligations and hold variable interests in VIEs through our investments in collateralized debt obligations as well as our subordinated and incentive management fee of collateralized debt obligations we manage.

The legal entity that owns the assets of the securitization is referred to as the CDO SPE. In the case of CDOs that invest in TruPS, the CDO’s investments are equity interests in another SPE referred to as the Trust SPE. In general, the collateralized debt obligation SPE would be considered a VIE and, depending on its governing documents, the Trust SPE may also be a VIE. We hold variable interests in the collateralized debt obligation SPE or Trust SPE through (1) our incentive and subordinated management fees that we earn as asset manager of the collateralized debt obligation and (2) any collateralized debt obligation securities we hold. In general, we have determined that the holder of a majority of the most junior collateralized debt obligation securities would be deemed to be the primary beneficiary of the collateralized debt obligation SPE and the Trust SPE (when applicable). In our case, however, we may be deemed to be the primary beneficiary even if we hold less than a majority of the most junior collateralized debt obligation securities because of the additional variable interest we hold through our subordinated and incentive management fees. However, we have generally found that the amount of variability absorbed by our subordinated and incentive management fees is small, and therefore our investment in the most junior collateralized debt obligation securities would have to approximate a majority of the most junior collateralized debt obligation securities in order to be deemed the primary beneficiary. To date, we have determined we are not the primary beneficiary of any collateralized debt obligation SPE or Trust SPE. If we were to determine that we are the primary beneficiary of a Trust SPE or collateralized debt obligation SPE, we would record the assets and liabilities of each and establish a noncontrolling interest for the portion of the most junior collateralized debt obligation securities that we did not hold.

We have variable interests in our sponsored collateralized debt obligations, but we are not the primary beneficiary and therefore are not consolidating the collateralized debt obligation VIEs. The maximum potential financial statement loss we would incur if the collateralized debt obligations were in default on all of their obligations would be (a) the loss of value of the collateralized debt obligation securities that we hold in our inventory at the time (see note 8 to our consolidated financial statements included in this Annual Report on Form 10-K), and (b) any management fee receivables.

As a result of the Merger, we acquired interests in various VIEs held by AFN. In most cases, these were the most junior interests in the VIEs. AFN had previously been consolidating these VIEs as it had determined it was the primary beneficiary when it initially acquired its interests. Between the date of AFN’s initial determination it was primary beneficiary and the Merger, these VIEs had suffered unprecedented levels of defaults and losses. The losses were so severe that they resulted in substantial impairment in the value and cash flows earned by the junior interests AFN held. In many cases, the interests held by AFN were generating no cash flows and the securities held by AFN were deemed to be worthless or severely impaired. AFN continued to consolidate these VIEs because the provisions of FASB ASC 810 do not allow a primary beneficiary to reconsider its primary beneficiary status solely based on deterioration of the value or operations of the VIE. However, we concluded that the Merger was a reconsideration event. Therefore, upon the Merger, we performed the required expected loss calculations and determined we were not the primary beneficiary of these VIEs. Therefore, these VIEs were not consolidated.

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements that, we believe, will have a continuing impact on our financial statements going forward. For a more complete list of recent pronouncements, see note 3-T to our consolidated financial statements included in this Annual Report on Form 10-K.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets (“ASU 2009-16”), which formally codifies the new guidance on the accounting for transfers of financial assets issued in June 2009. The new guidance seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets;

the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, the new guidance eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective for fiscal years and interim periods beginning after November 15, 2009. We expect the adoption of the new guidance on accounting for transfers of financial assets as of January 1, 2010 will not have an effect on our consolidated financial statements.

In December 2009, the FASB issued No. ASU 2009-17, Consolidations (Topic 810) – Improvements in Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which formally codifies the revised guidance on the accounting for variable interest entities issued in June 2009. The revised guidance deals with determining whether an entity is a VIE and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under the revised guidance, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised guidance also requires an enterprise to assess whether it has an implicit responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for fiscal years and interim periods beginning after November 15, 2009. However, in February 2010, the FASB issued ASU No. 2010-10, Consolidation (Topic 810): Amendment for Certain Investment Funds (“ASU 2010-10”) which delayed the effective date of the revised guidance for an interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. The amendments also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating the specified criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the FASB’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments included in ASU 2010-10 do not defer the disclosure requirements included in ASU 2009-17. We expect the adoption of the revised guidance, as modified by the deferral, on variable interest entities as of January 1, 2010 will not have a material impact on our consolidated financial statements for VIEs that we are involved with as of December 31, 2009 based on our analysis as of that date. However, this is an ongoing assessment and it may impact our consolidated financial statements in the future.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB ASC 820. ASU 2010-06 amends FASB ASC 820 to require a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, to present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. Since the provisions in ASU No. 2010-06 require only additional disclosures concerning fair value measurements; we do not expect the adoption of these provisions will affect our financial position, results of operations, or cash flows.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”) which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. These two amendments included in ASU 2010-09 were effective upon issuance. Our adoption of ASU 2010-09 did not have an impact to our consolidated financial statements as it pertains to disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

All amounts in this section are in thousands unless otherwise noted.

Market Risk

Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. For purposes of analyzing the components of market risk, we have broken out our investment portfolio into three broad categories:

Fixed Income Securities: We hold the following fixed rate securities: U.S. government agency mortgage-backed securities (“MBS”), receivables under repurchase agreements collateralized by U.S. government agency securities, collateralized mortgage obligations (“CMOs”), non-government MBS, Small Business Administration (“SBA”) loans, whole loans, unconsolidated investments in the middle and senior tiers of securitization entities, and trust preferred securities (“TruPS”). This category can be broadly broken down into two subcategories: fixed rate and floating rate.

Floating rate securities are not in themselves particularly sensitive to interest rate risk. Because they generally accrue income at a variable rate, the movement in interest rates typically does not impact their fair value. Fluctuations in their current income due to variations in interest rates are generally not material to us. Floating rate fixed income securities are subject to other market risks such as: default risk of the underlying issuer, changes in issuer’s credit spreads, investor demand and supply of securities within a particular asset class or industry class of the ultimate obligor. The sensitivity to any individual market risk cannot be quantified. However, the following table shows the fair values of investments that fall within this category.

The fair value of fixed rate securities is sensitive to changes in interest rates. However, in general, when we acquire fixed rate securities, we enter into an offsetting short for a similar fixed rate security. Accordingly, we believe that, on a net basis, fluctuations in the value of our investments due to changes in overall interest rates should be immaterial.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment which is denominated in Euros. The fair value of this investment is subject to change as the spot foreign exchange rate between the Euro and the United States dollar (our functional currency) fluctuates. The impact of equity price risk and foreign currency risk related to these securities is quantified in the table below.

Other Securities: These investments are primarily made up of residual interests in securitization entities. The fair value of these investments will fluctuate over time based on a number of factors including, but not limited to: liquidity of the investment type, the credit performance of the individual assets and issuers within the securitization entity, the asset class of the securitization entity and the relative supply and demand of investments within that asset class, credit spreads in general, the transparency of valuation of the assets and liabilities of the securitization entity, and investors view of the accuracy of ratings prepared by the independent rating agencies. The sensitivity to any individual market risk cannot be quantified. However, the following table shows the fair values of investments that fall within this category.

SUMMARY OF INVESTMENTS AND RISKS

As of December 31, 2009

Balance Sheet Line Item	Fixed Income: Fixed Rate	Fixed Income: Floating Rate	Other Securities	Equity Securities	Total
	Interest Rate Risk	Other Risk	Other Risk	Equity Price & Foreign Currency Risk
Investments - Trading	$102,207	$30,597	$2,624	$—	$135,428
Receivables under resale agreements	20,357	—	—	—	20,357
Other Investments, at Fair Value	260	—	2,380	41,007	43,647
Equity Method Affiliates	—	—	—	477	477
Securities sold, not yet Purchased	(114,712)	—	—	—	(114,712)

	$8,112	$30,597	$5,004	$41,484	$85,197

SENSITIVITY TO CHANGES

Impact to 10% adverse change in interest rates	immaterial
Impact to 10% adverse change in equity prices	$(4,148)
Impact to 10% adverse change in exchange rates	$(45)

SUMMARY OF INVESTMENTS AND RISKS

As of December 31, 2008

Balance Sheet Line Item	Fixed Rate	Floating Rate	Other Securities	Equity Securities	Total
	Interest Rate Risk	Other Risk	Other Risk	Equity Price & Foreign Currency Risk
Investments - Trading	$—	$13,438	$3,336	$—	$16,774
Other Investments, at Fair Value	—	—	6,984	52,820	59,804
Equity Method Affiliates	—	—	—	2,356	2,356

	$—	$13,438	$10,320	$55,176	$78,934

SENSITIVITY TO CHANGES

Impact to 10% adverse change in interest rates	immaterial
Impact to 10% adverse change in equity prices	$(5,518)
Impact to 10% adverse change in exchange rates	$(148)

In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2009 and 2008, we had the following amounts outstanding:

DETAIL OF DEBT OUTSTANDING

As of December 31, 2009

Description	Outstanding Notional	Carrying Value	Interest Type
2009 Credit Facility	$9,950	$9,950	Floating (1)
Convertible debt	26,150	25,374	Floating
Junior subordinated notes	48,125	17,269	Hybrid (2)
Subordinated notes payable	9,368	9,368	Fixed

Total	$93,593	$61,961

(1)	As of December 31, 2009, the 2009 Credit Facility accrues interest at either (a) LIBOR plus 6.5%, or (b) prime plus 3.75%, both subject to an absolute minimum interest rate of 8.5%. It is our option to elect a LIBOR basis or prime basis. However, due to current interest rate levels, we are subject to the minimum interest rate. Accordingly, as of December 31, 2009, the rate is 8.5%.
(2)	$20,000 of the $48,125 notional amount accrues interest at LIBOR plus 4.15%. The remaining $28,125 accrues interest at a fixed rate of 9.495% until July 30, 2012 and then accrues at a variable rate of LIBOR plus 4.00%.

As of December 31, 2009, a 100 basis point (“bps”) change in three month LIBOR would result in a change in our annual interest expense in the amount of $462. Because a portion of our debt accrues interest at a fixed rate, a 100 bps change in the yield to maturity would result in a change in the fair value of the debt in the amount of $289.

DETAIL OF DEBT OUTSTANDING

As of December 31, 2008

Description	Outstanding Notional	Carrying Value	Interest Type
Former revolving credit facility	$67,000	$67,000	Floating
Subordinated notes payable	9,094	9,094	Fixed

Total	$76,094	$76,094

As of December 31, 2008, we had put an interest rate swap in place which was subject to interest rate risk and was terminated on June 1, 2009. See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K. A 100 bps adverse change in the LIBOR interest rate curve resulted in a decrease in the fair value of the swap of $91 as of December 31, 2008.

As of December 31, 2008, a 100 bps change in the three month LIBOR would impact annual interest expense (net of the offsetting impact of the swap during the period outstanding) by $314. Because a portion of our debt accrues interest at a fixed rate, a 100 bps change in the yield to maturity would result in a change in the fair value of the debt in the amount of $347.

How we manage these risks

We will seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments — trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company, the related notes and schedules to the financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the board of directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2009.

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

Effective December 16, 2009, a subsidiary of AFN merged with Cohen Brothers. In conjunction with the Merger, Cohen Brothers became a majority owned consolidated subsidiary of the Company. Cohen Brothers’ accounting and internal control systems were not integrated with the Company’s systems during 2009. Based on our review of interpretive guidance of the SEC staff, we have excluded Cohen Brothers from our assessment of our internal control over financial reporting as of December 31, 2009, as we concluded there was insufficient time between the Merger Date and the end of 2009 to properly plan, document, test and remediate, if necessary, the controls of Cohen Brothers. As of December 31, 2009, $121,019 of the Company’s $299,442 consolidated assets and $58,301 of the Company’s $221,791 consolidated liabilities represented account balances accounted for under Cohen Brothers’ controls. Because the Merger was a reverse merger and Cohen Brothers was treated as the acquirer for accounting purposes, substantially all of the Company’s consolidated statement of operations activity represents balances accounted for under Cohen Brothers’ controls for the year ended December 31, 2009.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 (other than for controls related to Cohen Brothers). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, and subject to the exception noted above with respect to internal control over financial reporting of Cohen Brothers, management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

The following matters were submitted to a vote of our security holders at the 2009 Annual Meeting of Stockholders of the Company, which was held at 10:00 a.m., Eastern Time, on December 15, 2009 at the Company’s headquarters located at Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

The four proposals presented at the meeting were:

1.	To approve the issuance of shares of Common Stock and Series A Voting Convertible Preferred Stock of the Company pursuant to the Merger Agreement and the other transactions contemplated thereby;

2.	To approve the Alesco Financial Inc. Cash Bonus Plan;

3.	To elect nine directors to serve as members of our board of directors until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualify; and

4.	To vote on any motion properly brought before the annual meeting to adjourn the meeting to a later date or dates to solicit additional proxies for any or all of the foregoing matters.

The total number of shares of Common Stock entitled to vote at the 2009 Annual Meeting of Stockholders of the Company was 60,151,949, of which 53,238,216 shares, or 88.51%, were present in person or by proxy.

The voting results were as follows:

1. The stockholders approved the issuance of shares of our Common Stock and Series A Voting Convertible Preferred Stock pursuant to the Merger Agreement and the other transactions contemplated thereby. The number of votes cast for and against the proposal and the number of abstentions and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
26,029,261	7,127,126	255,806	19,826,023

2. The stockholders approved the Alesco Financial Inc. Cash Bonus Plan. The number of votes cast for and against the proposal and the number of abstentions and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
38,128,767	14,535,138	574,311	0

3. Each of the following nine directors was elected to the Company’s Board of Directors to serve until the next annual meeting of stockholders in 2010 or until his successor is duly elected and qualified, and received the number of votes set forth below. There were no abstentions or broker non-votes.

Nominee	For	Withheld
Rodney E. Bennett	45,197,812	8,040,404
Marc Chayette	45,207,359	8,030,857
Daniel G. Cohen	44,121,378	9,116,838
Thomas P. Costello	45,265,350	7,972,866
G. Steven Dawson	45,228,972	8,009,244
Jack Haraburda	45,176,634	8,061,582
James J. McEntee, III	45,130,512	8,107,704
Lance Ullom	45,213,244	8,024,972
Charles W. Wolcott	45,266,629	7,971,587

4. The stockholders approved any motion properly brought before the annual meeting to adjourn the meeting to a later date or dates to solicit additional proxies for any or all of the foregoing matters. The number of votes cast for and against the proposal and the number of abstentions and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
40,483,951	11,713,178	1,041,087	0

It was not necessary to adjourn the annual meeting.

There was no solicitation in opposition to any of the foregoing matters.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Names of Directors and Biographical Information

Name	Age	Position	Committee Assignments
Daniel G. Cohen	40	Chairman
Walter T. Beach(1)	43	Director	Nominating and Corporate Governance Committee
Rodney E. Bennett(2)	69	Director	Compensation Committee
Marc Chayette(2)	59	Director	Nominating and Corporate Governance Committee
Thomas P. Costello(2)	64	Director	Audit Committee (Chairman)
G. Steven Dawson(2)	52	Director	Nominating and Corporate Governance Committee (Chairman); Investment Committee
Joseph M. Donovan(1)	55	Director	Compensation Committee; Investment Committee (Chairman)
Jack Haraburda(2)	71	Director	Compensation Committee (Chairman)
Lance Ullom(2)	41	Director	Audit Committee; Investment Committee
Charles W. Wolcott(2)	57	Director	Audit Committee

(1)	Messrs. Beach and Donovan joined the Company’s board of directors on December 16, 2009.
(2)	Prior to December 16, 2009, each of the independent directors then on the board of directors was a member of a special committee established for the purpose of considering and negotiating potential strategic alternatives, including the Merger.

With the exception of Messrs. Donovan and Beach, each of the directors listed above was elected to be a director for a one-year term at our annual meeting of stockholders held on December 15, 2009. Messrs. Donovan and Beach were appointed to the board of directors effective upon the closing of the Merger on December 16, 2009. Generally, our directors are elected annually to serve for a one year term until their respective successors are duly elected and qualified or until earlier resignation or removal.

Names of Directors and Biographical Information

Walter T. Beach, age 43, has served as our director since December 16, 2009 and is currently a member of our nominating and corporate governance committee. Mr. Beach has served as a director of Resource Capital Corp. (NYSE Amex: RSO) since March 2005. Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997. From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm’s investment decisions for its principal equity product. Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach has served as a director of The Bancorp, Inc., a publicly traded (NASDAQ: TBBK) Delaware bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999.

Rodney E. Bennett, age 69, has served as our director since October 15, 2003 and is currently a member of our compensation committee. Mr. Bennett was previously Chairman of the board of directors and Chairman of the audit committee of Sunset Financial Resources, Inc., or Sunset, prior to Sunset’s Merger with AFT on October 6, 2006, and was also a member of Sunset’s special committee in connection with its Merger with AFT. From 2003 through 2007, Mr. Bennett served as the Chief Financial Officer and director of Harvin Carter and Associates, Inc., a privately owned fire sprinkler contractor doing business in five southeastern states. He continues to serve as a director of that company. A career community banker, he has also served in various capacities and levels of management in banks in southeast Georgia, including chief executive positions. Since July 1991, Mr. Bennett has acted as a consultant to various Georgia banks and private companies. He is currently chairman of the board of directors and chairman of the audit committee and a member of the loan committee of FirstAtlantic Bank in Jacksonville, Florida, a start-up bank that began operations in 2007.

Marc Chayette, age 59, has served as our director and as a member of our nominating and corporate governance committee since October 18, 2006. Mr. Chayette is a film and television producer with twenty-five years of experience in production and distribution of French feature films. Mr. Chayette created Adelaide Productions in 1988 and has produced eight feature films. He is currently the Chief Executive Officer of Adelaide Productions. He started producing for television at the request of TF1 and produced an award winning dramatic comedy about an illiterate woman’s determined quest to learn to read. Mr. Chayette has also been extremely active in co-producing documentary and feature films in African countries, helping African production companies to produce and distribute their cultural heritage. Before his career in production, Mr. Chayette created a chain of design furniture stores representing first Ligne Roset. The company still exists and is under contract with Roche Bobois.

Daniel G. Cohen, age 40, has served as Chief Executive Officer and Chief Investment Officer of the Company since December 16, 2009, as the Chairman of the board of directors since October 6, 2006 and as the executive Chairman of the Company from October 18, 2006 through December 16, 2009. In addition, Mr. Cohen has served as the Chairman of the board of managers of Cohen Brothers since 2001, as the Chief Investment Officer of Cohen Brothers since October 2008 and as Chief Executive Officer of Cohen Brothers since December 16, 2009. Mr. Cohen was also the Chief Executive Officer of Cohen Brothers and its subsidiary, Cohen & Company Securities, LLC, a securities brokerage firm, from September 2001 until February 2006. He previously served as Chief Executive Officer of RAIT Financial Trust (NYSE: RAS), a real estate finance company focused on the commercial real estate industry, from December 2006 when it merged with Taberna Realty Finance Trust to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position on February 26, 2010. Mr. Cohen was Chairman of the board of trustees of Taberna Realty Finance Trust from its inception in March 2005 until December 2006 and its Chief Executive Officer from March 2005 to December 2006. Mr. Cohen has served as Chairman of Cohen Financial Group, Inc. since its inception in April 2007. Mr. Cohen is currently a director of Star Asia, a joint venture investing in Asian commercial real estate, and a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations. Since 2000, Mr. Cohen has been the Chairman of the board of directors of The Bancorp, Inc. (NASDAQ: TBBK), a holding company for The Bancorp Bank, which provides various commercial and retail banking products and services to small and mid-size businesses and their principals in the United States. He also served as the Chairman of the board of Dekania Acquisition Corp. (NYSE: DEK), a publicly held business combination company focused on acquiring businesses that operate within the insurance industry, from its inception in February 2006 until December 2006, and remained a director of Dekania Acquisition Corp until its liquidation in February 2009. Mr. Cohen served as a member of the board of directors of TRM Corporation (OTC:TRMM), a publicly held consumer services company, from 2000 to September 2006 and as its Chairman from 2003 to September 2006.

Thomas P. Costello, age 64, has served as our director and Chairman of our audit committee since October 6, 2006. Mr. Costello served as a trustee and Chairman of the audit committee of AFT’s board of trustees from January 2006 until Sunset’s Merger with AFT. Mr. Costello served as a director for KPMG LLP from 2002 to 2004. Prior to that, he was employed at Arthur Andersen LLP for 35 years, including serving as National Practice Director from 1996 to 2002, where he was responsible for the accounting and audit practices of 19 Arthur Andersen offices in the southeast region of the United States. From 1985 to 1996, he served as partner in charge of the accounting and audit practice in Arthur Andersen’s Philadelphia office. Prior to that, he acted as engagement partner where he served clients in numerous industries and worked with both large multinational and small and mid-sized public companies. Mr. Costello also serves on the board of directors, and is the Chairman of the audit committee, of Advanta Corp. (NASDAQ: ADVNA & ADVNB), a Pennsylvania-based financial services company, and Advanta Bank, a Delaware State chartered bank, which is a subsidiary of Advanta Corp. From 1985 to 2004, Mr. Costello served as a director of the Children’s Aid Society. Mr. Costello is a Certified Public Accountant.

G. Steven Dawson, age 52, has served as our director since January 11, 2005 and currently serves as the Chairman of our nominating and corporate governance committee. Mr. Dawson was previously a member of the compensation committee and nominating and corporate governance committee for Sunset Financial Resources, Inc. and was also the Chairman of Sunset’s special committee in connection with Sunset’s Merger with AFT. Mr. Dawson is currently a director of Desert Capital REIT, Inc. and CM REIT, LLC, public but non-listed Las Vegas-based commercial mortgage REITs, and is an owner and managing director of CM Group, LLC, the outside advisor of Desert Capital REIT, Inc. and CM REIT, LLC. He also serves on the board of directors of Medical Properties Trust (NYSE Amex: MPW), a Birmingham, Alabama-based REIT specializing in the ownership of acute care facilities and related medical properties (Chairman of the audit committee) and American Campus Communities (NYSE Amex: ACC), an Austin-based equity REIT focused on student housing (Chairman of the audit committee; member of the compensation committee). From 1990 to 2003, Mr. Dawson served as Chief Financial Officer of Camden Property Trust and its predecessors, a multi-family REIT based in Houston with apartment operations, construction and development activities throughout the United States.

Joseph M. Donovan, age 55, has served as our director since December 16, 2009. Mr. Donovan is currently retired. Prior to his retirement in February 2007, Mr. Donovan was chairman of Credit Suisse’s ABS and debt financing group, which he led since March 2000. Prior to that, Mr. Donovan was a managing director and head of asset finance at Prudential Securities from 1998 to 2000 and at Smith Barney from 1995 to 1997. Mr. Donovan began his banking career at The First Boston Corporation in 1983, ultimately becoming a managing director at CS First Boston, where he served as Chief Operating Officer of the Investment Banking Department from 1992 to 1995. Mr. Donovan received his MBA from The Wharton School and has a degree in Accountancy from the University of Notre Dame. Mr. Donovan is the Lead Independent Director and Chairman of the Audit Committee of Babcock & Brown Air Limited (NYSE Amex: FLY), an aircraft leasing company headquartered in Dublin, Ireland, and was a director of RAM Holdings, Ltd. (NASDAQ: RAMR), a Bermuda-based provider of financial guaranty reinsurance, until his resignation from that position on March 1, 2010, and is a director with First Again, LLC, a consumer finance company in San Diego, California. Mr. Donovan is currently an independent director nominee for Galiot Capital Corporation (NYSE Amex: GTC Proposed), a newly-formed specialty finance company based in New York. In addition, Mr. Donovan joined the board of directors of the Homeownership Preservation Foundation, a non-profit organization, in January 2010.

Jack Haraburda, age 71, has served as our director and the Chairman of our compensation committee since October 6, 2006. From October 6, 2006 until February 2010, Mr. Haraburda served as a member of our nominating and corporate governance committee. Mr. Haraburda served as a trustee and Chairman of the compensation committee of AFT’s board of trustees from January 2006 until Sunset’s Merger with AFT. Mr. Haraburda is the managing partner of CJH Securities Information Group, a professional coaching business. Mr. Haraburda served as managing director for the Philadelphia Complex of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 2003 to 2005. He has also served in various positions at Merrill Lynch from 1984 until 2003, including as managing director of Merrill Lynch’s Princeton Complex, resident Vice President of Merrill Lynch’s Philadelphia Main Line Complex, marketing director and national sales manager of Merrill Lynch Life Agency and Chairman of Merrill Lynch Metals Company. From 1980 to 1984, he was managing director of Comark Securities, a government securities dealer. From 1968 until 1980, he served as a financial advisor, national sales manager for the Commodity Division, manager of the Atlanta Commodity Office and the Bala Cynwyd office of Merrill Lynch.

Lance Ullom, age 41, has served as our director and a member of our audit committee and the compensation committee since October 6, 2006. Prior to becoming a director of the Company, he served as a trustee and Chairman of the nominating and corporate governance committee of AFT’s board of trustees. From January 2000 to November 2007, he was employed at E*TRADE Global Asset Management, or ETGAM. Mr. Ullom held various senior positions at ETGAM, including Senior Portfolio Manager, Vice President and Executive Vice President. In the capacity of Executive Vice President, he supervised all of ETGAM’s investment activities in MBS and other ABS, mortgage loans, commercial lending, municipal securities, TruPS, derivative products and CDO, businesses. From 1996 to 2000, Mr. Ullom worked at Arbor Capital, a licensed broker dealer/mortgage hedge fund based in New York City, where he was responsible for trading structured bonds and whole loans. From 1991 to 1996, Mr. Ullom worked at Barclay Investments in various capacities from institutional sales to co-head of trading for all mortgage products.

Charles W. Wolcott, age 57, has served as our director since September 26, 2005 and is currently a member of our audit committee. He previously served as a member of Sunset’s special committee in connection with its Merger with AFT. Since April 2008, Mr. Wolcott has served as President and Chief Executive Officer of Highland Resources, Inc., a commercial real estate company. Since August 2007, he has also served as a director to Desert Capital REIT, Inc. (public but non-listed), a Las Vegas-based commercial mortgage REIT, and has since 2006 served as an advisor to Allied-Wolcott Company LLC, a company that specializes in the area of conservation real estate transactions. From 2002 to 2006, he was the President and Chief Executive Officer of Tecon Corporation, a diversified real estate business operator. From 1993 to 2001, he was the President and Chief Executive Officer of American Industrial Properties REIT, a REIT previously listed on the NYSE Amex that specialized in light industrial and office/flex space. From 1984 to 1992, Mr. Wolcott served in various capacities at Trammell Crow Company, a real estate company, including Partner of Trammell Crow Ventures and President and Chief Executive Officer of Trammell Crow Asset Services.

When determining whether it is appropriate for a director to continue on the board of directors, the Company focuses primarily on the information provided in each of the director’s individual biographies set forth above and its knowledge of the character and strengths of the sitting directors. With regard to Mr. Beach, the Company considered his extensive experience and expertise in the investment management field. With regard to Mr. Bennett, the Company considered his experience as a chief financial officer and his related finance and banking background. With regard to Mr. Chayette, the Company considered his experience as a director of the Company as well as his long experience in running his own company. With respect to Mr. Cohen, the Company considered his years of executive leadership with Cohen Brothers as well as other companies, his extensive investment experience and his expertise in strategic planning and business expansion. With regard to Mr. Costello, the Company considered his significant audit experience as well as his expertise and background with regard to accounting and financial matters generally. With regard to Mr. Dawson, the Company considered his experience as a director of the Company and its predecessors as well as his prior experience as the chief financial officer of a public company and as an independent director for other public companies. With regard to Mr. Donovan, the Company considered his extensive capital markets experience and his general expertise and background with regard to accounting and financial matters. With regard to Mr. Haraburda, the Company considered his experience as a director of the Company and its predecessors as well as his extensive knowledge of the securities business. With regard to Mr. Ullom, the Company considered his experience as a director of the Company and its predecessors as well as his extensive banking expertise and knowledge of the asset management business. With regard to Mr. Wolcott, the Company considered his experience as a director of the Company and its predecessors as well as his experience as an executive officer of several companies.

Names of Executive Officers and Biographical Information

Set forth below is information regarding our executive officers as of March 1, 2010.

Name	Age	Position
Daniel G. Cohen	40	Chairman, Chief Executive Officer and Chief Investment Officer
Christopher Ricciardi	41	President
Joseph W. Pooler, Jr.	44	Executive Vice President, Chief Financial Officer and Treasurer
Douglas Listman	39	Chief Accounting Officer

Daniel G. Cohen, age 40, has served as Chief Executive Officer and Chief Investment Officer of the Company since December 16, 2009, as the Chairman of the board of directors since October 6, 2006 and as the executive Chairman of the Company from October 18, 2006 through December 16, 2009. In addition, Mr. Cohen has served as the Chairman of the board of managers of Cohen Brothers since 2001, as the Chief Investment Officer of Cohen Brothers since October 2008 and as Chief Executive Officer of Cohen Brothers since December 16, 2009. Mr. Cohen was also the Chief Executive Officer of Cohen Brothers and its subsidiary, Cohen & Company Securities, LLC, a securities brokerage firm, from September 2001 until February 2006. He previously served as Chief Executive Officer of RAIT Financial Trust (NYSE: RAS), a real estate finance company focused on the commercial real estate industry, from December 2006 when it merged with Taberna Realty Finance Trust to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position on February 26, 2010. Mr. Cohen was Chairman of the board of trustees of Taberna Realty Finance Trust from its inception in March 2005 until December 2006 and its Chief Executive Officer from March 2005 to December 2006. Mr. Cohen has served as Chairman of Cohen Financial Group, Inc. since its inception in April 2007. Mr. Cohen is currently a director of Star Asia, a joint venture investing in Asian commercial real estate, and a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations. Since 2000, Mr. Cohen has been the Chairman of the board of directors of The Bancorp, Inc. (NASDAQ: TBBK), a holding company for The Bancorp Bank, which provides various commercial and retail banking products and services to small and mid-size businesses and their principals in the United States. He also served as the Chairman of the board of Dekania Acquisition Corp. (NYSE: DEK), a publicly held business combination company focused on acquiring businesses that operate within the insurance industry, from its inception in February 2006 until December 2006, and remained a director until its liquidation in February 2009. Mr. Cohen served as a member of the board of directors of TRM Corporation (OTC:TRMM), a publicly held consumer services company, from 2000 to September 2006 and as its Chairman from 2003 to September 2006.

Christopher Ricciardi, age 41, has served as President of the Company since December 16, 2009 and as Cohen Brothers’ President and Chief Executive Officer and as a member of Cohen Brothers’ board of managers since February 2006. He has served as Chief Executive Officer and as a director of Cohen Financial Group, Inc. since its inception in April 2007. Mr. Ricciardi has held various positions with Dekania Acquisition Corp., Muni Funding Company of America, LLC, the Strategos Deep Value Hedge Fund entities and the Brigadier Hedge Fund entities. Prior to joining Cohen Brothers, Mr. Ricciardi was a Managing Director and Global Head of Structured Credit Products for Merrill Lynch. Prior to joining Merrill Lynch in April 2003, Mr. Ricciardi was a Managing Director and Head of U.S. Structured Credit Products at CSFB. Mr. Ricciardi began his career at Prudential Securities. He earned a B.A. from the University of Richmond and an M.B.A. from the Wharton School at the University of Pennsylvania and completed one term at the London School of Economics. He is also a CFA charterholder.

Joseph W. Pooler, Jr., age 44, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since December 16, 2009 and as Cohen Brothers’ Chief Financial Officer since November 2007 and as Chief Administrative Officer since May 2007. From July 2006 through November 2007, he also served as Senior Vice President of Finance of Cohen Brothers. From November 2007 through March 2009, Mr. Pooler also served as Chief Financial Officer of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations. Prior to joining Cohen Brothers, from 1999 through 2005, Mr. Pooler held key management positions at Pegasus Communications Corporation (now known as Xanadoo Company (OTC: XAND)), which operated in the direct broadcast satellite television and broadcast television station segments. While at Pegasus, Mr. Pooler held various positions including Chief Financial Officer, Principal Accounting Officer, and Senior Vice President of Finance. From 1993 through 1999, Mr. Pooler held various management positions with MEDIQ, Incorporated, including Corporate Controller, Director of Operations, and Director of Sales Support. Mr. Pooler holds a B.A. from Ursinus College, an M.B.A. from Drexel University, and was a Certified Public Accountant in the Commonwealth of Pennsylvania (license lapsed).

Douglas Listman, age 39, has served as the Chief Accounting Officer of the Company since December 16, 2009 and Chief Accounting Officer of Cohen Brothers since 2006. From 2004 to 2006, Mr. Listman served as an associate for Resources Global Professionals (a worldwide accounting services consulting firm). From 1992 to 2003, Mr. Listman served in various accounting and finance positions including: senior accountant with KPMG; Assistant Corporate Controller of Integrated Health Services (a publicly traded provider of skilled nursing services; NYSE Amex: IHS); Controller of Integrated Living Communities (a publicly traded provider of assisted living services; NASDAQ: ILCC); Chief Financial Officer of Senior Lifestyles Corporation (a private owned provider of assisted living services); and Chief Financial Officer of Monarch Properties (a privately owned health care facility real estate investment company). Mr. Listman is a Certified Public Accountant and graduated from the University of Delaware with a B.S. in accounting.

Family Relationships

There is no family relationship between any of our directors or executive officers.

Legal Proceedings

None of our directors or executive officers has been involved in any events enumerated under Item 401(f) of Regulation S-K during the past ten years that are material to an evaluation of the ability or integrity of such persons to be our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers and persons who own more than 10% of our common stock, which are referred to in this report as reporting persons, to file reports of ownership and changes in ownership with the SEC. Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by them with the SEC. To our knowledge, based solely on our review of the copies of the Section 16(a) forms furnished to us or upon written representations from certain of these reporting persons that no other reports were required, all Section 16(a) filing requirements applicable to the reporting persons were timely filed during our 2009 fiscal year, except that (1) following a gift of shares to his family foundation on December 31, 2009, Christopher Ricciardi inadvertently did not report such gift on Form 5, and (2) following a transfer of shares by Christopher Ricciardi to an account held jointly by himself and Stephanie Ricciardi, Mrs. Ricciardi inadvertently did not report her ownership of such shares on Form 3.

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

The Code of Ethics is available on our website at http://www.cohenandcompany.com and is also available in print free of charge to any stockholder who requests a copy by submitting a written request to our Secretary at Cohen & Company Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104-2870.

Recommendation of Nominees to Our Board of Directors

Our board of directors is responsible for the selection of nominees for election or appointment to the board of directors based on recommendations of our nominating and corporate governance committee, which is comprised of Messrs. Beach, Chayette and Dawson. Our nominating and corporate governance committee may consider nominees recommended by management and stockholders using the criteria approved by the board of directors to evaluate all candidates. Our nominating and corporate governance committee reviews each candidate’s qualifications, including whether a candidate possesses any of the specific qualities and skills desirable for members of the board. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates, as appropriate. Upon selection of a qualified candidate, our nominating and corporate governance committee recommends the candidate for consideration by the full board of directors. Our nominating and corporate governance committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees. Nominees for the board of directors should be committed to enhancing long-term stockholder value and must possess a high level of personal and professional ethics, sound business judgment and integrity.

The Company’s board of directors’ policy is to encourage selection of directors who will contribute to our overall corporate goals. The Company’s nominating and corporate governance committee may, from time to time, review the appropriate skills and characteristics required of members of our board of directors, including such factors as business experience, diversity and personal skills in finance, marketing, financial reporting and other areas that are expected to contribute to an effective board. In evaluating potential candidates for our board of directors, our nominating and corporate governance committee will consider these factors in light of the specific needs of the board at that time.

The Company’s nominating and corporate governance committee may consider director candidates recommended by its stockholders. The Company’s nominating and corporate governance committee will apply the same standards in considering candidates submitted by stockholders as it does in evaluating candidates submitted by members of its board of directors. To recommend a prospective nominee for the consideration of our nominating and corporate governance committee, the candidate’s name and qualifications must be submitted in writing to our Secretary at Cohen & Company Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104-2870.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of our board of directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is comprised of three of our independent directors: Messrs. Costello, Ullom and Wolcott. Mr. Costello is the chairman of our audit committee. Our board of directors has determined that each of the members of our audit committee is “independent” within the meaning of the rules of the NYSE Amex and the SEC and that each of the members of our audit committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE Amex. In addition, our board of directors has determined that Mr. Costello is an “audit committee financial expert” as defined by the SEC. Our audit committee operates under a written charter that was originally adopted in 2006 and amended in 2007 and 2009. A copy of the charter may be found on our website at http://www.cohenandcompany.com and will be provided in print, free of charge, to any stockholder who requests a copy by submitting a written request to our Secretary at Cohen & Company Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104-2870. The Company’s audit committee met eight times in 2009. Each of the committee members attended all of the meetings of our audit committee held during fiscal year 2009.

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

Compensation of Executive Officers

The following table summarizes the compensation expenses recorded by the Company in 2008 and 2009 in respect of executive compensation earned by its named executive officers in 2008 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)		Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)		Total ($)

Daniel G. Cohen Chief Executive Officer, Chief Investment Officer and Chairman of the Board of Directors (4)	2009	43,011	2,000,000	(9)	—	—	—	—	—		2,043,011
	2008	—	—		—	—	—	—	176,106		176,106

Christopher Ricciardi President of Cohen and Chief Executive Officer of Cohen & Company Securities LLC (5)	2009	43,011	2,000,000	(9)	—	—	—	—	—		2,043,011

Joseph W. Pooler, Jr. Executive Vice President, Chief Financial Officer & Treasurer (6)	2009	11,828	700,000		—	—	—	—	—		711,828

James J. McEntee, Jr. Former Chief Executive Officer & President (7)	2009	17,205	400,000	(9)	—	—	—	—	—		417,205
	2008	—	—		—	—	—	—	105,741		105,741

John J. Longino Former Chief Financial Officer & Treasurer (8)	2009	15,054	100,000		—	—	—	—	600,808	(10)	715,862
	2008	—	—		360,000	—	—	—	80,555		440,555

(1)	Amounts in this column reflect the salary earned by Messrs. Cohen, Ricciardi, Pooler, McEntee and Longino for the period following the consummation of the Merger on December 16, 2009 with Cohen Brothers through December 31, 2009. Prior to December 16, 2009, all officers of the Company were provided through an external management services agreement with a subsidiary of Cohen Brothers.
(2)

Amounts in this column represent the grant date fair value of the restricted stock award, computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“FASB ASC 718”). The assumptions used in the calculations of these amounts are included in note 16 to the Company’s audited financial statements for the year ended December 31, 2009 in this Annual Report on Form 10-K. In the prior years’ Summary Compensation Table, based on then prevailing rules, the value of these awards reflected the grant date fair value of the amounts expensed in each year, for financial reporting purposes. On December 16, 2009, the Securities and Exchange Commission adopted a final rule that requires reporting of all stock and option awards granted during the fiscal year at the aggregate grant date fair value. Amounts do not correspond to the actual value that may be recognized by the named executive officer.

Since the Company was externally managed by Cohen Brothers and did not have employees prior to the Merger, the fair value of awards previously issued by the Company were being adjusted each quarter by the Company pursuant to FASB ASC 505-50, Equity Based Payments to Non-Employees. Upon completion of the Merger, the recipients of these awards are now employees. Accordingly, the fair value of these grants was fixed on the Merger date.

(3)	Amounts for 2008 represent dividends paid on unvested restricted shares of the Company held by the named executive officers. Except as disclosed in footnote 10 below, amounts for 2009 did not exceed the $10,000 disclosure threshold.
(4)	Mr. Cohen has served as the Company’s Chairman of the board of directors since October 6, 2006 and as its Chief Executive Officer and Chief Investment Officer since December 16, 2009.
(5)	Mr. Ricciardi has served as the Company’s President since December 16, 2009.
(6)	Mr. Pooler has served as the Company’s Chief Financial Officer and Treasurer since December 16, 2009.
(7)	Mr. McEntee served as the Company’s Chief Executive Officer and President from October 6, 2006 through to December 16, 2009.
(8)	Mr. Longino served as the Company’s Chief Financial Officer and Treasurer from October 6, 2006 through to December 16, 2009 and, as of January 31, 2010, is no longer employed by the Company.
(9)	Amounts reflect bonuses paid by Cohen Brothers on February 12, 2010 to Messrs. Cohen, Ricciardi and McEntee based on their respective performance in 2009 as executive officers of Cohen Brothers. Cohen Brothers has the right to “claw-back” a portion of the bonus if the executive officer that received the bonus terminates his employment with Cohen Brothers prior to December 31, 2010 without “Good Reason” or is terminated by Cohen Brothers prior to December 31, 2010 for “Cause” (as these terms are defined in such officer’s employment agreement). The percentage of the bonus that is subject to “claw-back” is determined by multiplying the number of months remaining in 2010 (including the month in which the termination occurred) by 8.33%.
(10)	Amounts reflect (a) a severance payment in the amount of $600,000 paid by Cohen Brothers in connection with the December 16, 2009 Merger, of which $140,000 was paid on August 28, 2009 and $460,000 was paid on January 15, 2010, and (b) $808 of 401K matching contributions paid by the Company following the consummation of the Merger on December 16, 2009.

Outstanding Equity Awards at Fiscal Year-End 2009

The following table summarizes the equity awards the Company has made to each of the named executive officers that were outstanding as of December 31, 2009, all of which were awarded prior to the closing of the Merger on December 16, 2009.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel G. Cohen	—	—	—	—	—	6,718	32,918	—	—
Christopher Ricciardi	—	—	—	—	—	2,406	11,789	—	—
Joseph W. Pooler, Jr.	—	—	—	—	—	100	490	—	—
James J. McEntee, Jr.	—	—	—	—	—	3,830	18,767	—	—
John J. Longino	—	—	—	—	—	9,060	44,394	—	—

(1)	The amounts set forth in this column equal the number of restricted shares of common stock indicated multiplied by the closing price of the Company’s common stock ($4.90) as reported by the NYSE Amex on December 31, 2009.

Employment Agreements; Termination of Employment and Change of Control Arrangements

Employment Agreements with Named Executive Officers

Daniel G. Cohen, Chief Executive Officer, Chief Investment Officer and Chairman of the Board of Directors

On February 18, 2010, the Company entered into an Employment Agreement with Daniel G. Cohen (the “Cohen Agreement”). Pursuant to the Cohen Agreement, Mr. Cohen will serve as the Chairman, Chief Executive Officer and Chief Investment Officer for both the Company and its majority owned subsidiary, Cohen Brothers. The initial term of the Cohen Agreement ends on December 31, 2012, however, the term will be renewed automatically for additional one year periods, unless terminated by either of the parties in accordance with the terms of the Cohen Agreement. The Cohen Agreement provides that Mr. Cohen’s minimum base salary will remain $1,000,000 per annum through December 31, 2010. Mr. Cohen’s base salary for fiscal years after 2010 will be determined by the compensation committee of the board of directors of the Company (the “Compensation Committee”).

During the term of the Cohen Agreement, in addition to base salary, for each fiscal year of the Company ending during the term, Mr. Cohen shall have the opportunity to receive an annual cash bonus in an amount and on such terms to be determined by the Compensation Committee. Although the Cohen Agreement does not provide for any specific equity awards, it does provide that Mr. Cohen will be entitled to participate in any Company equity compensation plan in which he is eligible to participate, and may, without limitation, be granted, in accordance with any such plan, options to purchase shares of the Company’s common stock, shares of restricted stock, and other equity awards in the discretion of the Compensation Committee. The Cohen Agreement provides for a bonus in the amount of $2,000,000 to be awarded to Mr. Cohen under the 2010 Executive Officers’ Cash Bonus Plan (described below) for his performance in fiscal year 2009, which bonus was paid on February 12, 2010.

The Cohen Agreement provides that Mr. Cohen may participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that may be available to other senior executives of the Company generally, in each case to the extent that Mr. Cohen is eligible under the terms of such plans or programs.

Pursuant to the Cohen Agreement, in the event Mr. Cohen is terminated by the Company due to his death or disability, Mr. Cohen (or his estate or beneficiaries, as the case may be) shall be entitled to (1) any base salary and other benefits earned and accrued prior to the date of termination; (2) a single-sum payment equal to the value of his base salary that would have been paid to him for the remainder of the year in which the termination occurs; (3) without duplication of amounts due under (1) and (2), a single-sum payment equal to the value of the highest bonus earned by Mr. Cohen in the one year period preceding the date of termination, multiplied by a fraction (x) the numerator of which is the number of days in the fiscal year preceding the termination and (y) the denominator of which is 365; and (4) all of his outstanding unvested equity-based awards becoming fully vested and immediately exercisable, as applicable, subject to the terms of such awards.

If Mr. Cohen terminates his employment without “Good Reason” (as defined in the Cohen Agreement) or the Company terminates his employment for “Cause” (as defined in the Cohen Agreement), Mr. Cohen will only be entitled to any base salary and other benefits earned and accrued prior to the date of termination. If Mr. Cohen terminates his employment with “Good Reason,” the Company terminates his employment without “Cause,” or the Company chooses not to renew the Cohen Agreement at its termination, Mr. Cohen will be entitled to receive (1) any base salary and other benefits earned and accrued prior to the date of termination; (2) a single-sum payment equal to three times (a) the average of the base salary amounts paid to Mr. Cohen over the three calendar years prior to the date of Termination, (b) if less than three years have elapsed between the date of the Cohen Agreement and the date of termination, the highest base salary paid to Mr. Cohen in any calendar year prior to the date of Termination, or (c) if less than 12 months have elapsed from the date of the Cohen Agreement to the date of termination, the highest base salary received in any month times 12, and (3) all of his outstanding unvested equity-based awards, fully vested and immediately exercisable, as applicable, subject to the terms of such awards.

In the event of a “Change of Control” (as defined in the Cohen Agreement), all of Mr. Cohen’s outstanding unvested equity-based awards become fully vested and immediately exercisable, as applicable, subject to the terms of such awards. If Mr. Cohen remains with the Company through the first anniversary of a “Change of Control,” but leaves the Company within six months thereafter, such termination will be treated as a termination for “Good Reason,” and Mr. Cohen will be entitled to the compensation set forth in the preceding paragraph.

Pursuant to the Cohen Agreement, if any amount payable to or other benefit to which Mr. Cohen is entitled would be deemed to constitute a “parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”)), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Cohen, which is deemed to constitute a parachute payment and would result in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments shall be reduced (but not below zero) so that the maximum amount is one dollar ($1.00) less than the amount which would cause the parachute payments to be subject to the excise tax. However, if the reduction of the parachute payments is equal to or greater than $50,000, then there will not be any reduction and the full amount of the parachute payment will be payable to Mr. Cohen.

All termination payments, other than for death or disability, are subject to Mr. Cohen signing a general release.

The Cohen Agreement contains a non-competition provision restricting Mr. Cohen’s ability to engage in certain activities that are competitive with the Company for a period of six months after the end of the term of the Cohen Agreement. The Cohen Agreement also contains customary confidentiality provisions.

Christopher Ricciardi, President

On February 18, 2010, the Company entered into an Employment Agreement with Christopher Ricciardi (the “Ricciardi Agreement”). Pursuant to the Ricciardi Agreement, Mr. Ricciardi will serve as the Company’s President, President of Cohen Brothers, and Chief Executive Officer of Cohen & Company Securities, LLC, the Company’s broker-dealer business, reporting directly to the Chief Executive Officer of the Company. The initial term of the Ricciardi Agreement ends on December 31, 2012, however, the term will be renewed automatically for additional one year periods, unless terminated by either of the parties in accordance with the terms of the Ricciardi Agreement. The Ricciardi Agreement provides that Mr. Ricciardi’s minimum base salary will remain $1,000,000 per annum through December 31, 2010. Mr. Ricciardi’s base salary for fiscal years after 2010 will be determined by the Compensation Committee.

During the term of the Ricciardi Agreement, in addition to base salary, for each fiscal year of the Company ending during the term, Mr. Ricciardi shall have the opportunity to receive an annual cash bonus in an amount and on such terms to be determined by the Compensation Committee. Although the Ricciardi Agreement does not provide for any specific equity awards, it does provide that Mr. Ricciardi will be entitled to participate in any Company equity compensation plan in which he is eligible to participate, and may, without limitation, be granted, in accordance with any such plan, options to purchase shares of the Company’s common stock, shares of restricted stock, and other equity awards in the discretion of the Compensation Committee. The Ricciardi Agreement provides for a bonus in the amount of $2,000,000 to be awarded to Mr. Ricciardi under the 2010 Executive Officers’ Cash Bonus Plan (described below) for his service to the Company in fiscal year 2009, which bonus was paid on February 12, 2010.

The Ricciardi Agreement provides that Mr. Ricciardi may participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that may be available to other senior executives of the Company generally, in each case to the extent that Mr. Ricciardi is eligible under the terms of such plans or programs.

Pursuant to the Ricciardi Agreement, in the event Mr. Ricciardi is terminated by the Company due to his death or disability, Mr. Ricciardi (or his estate or beneficiaries, as the case may be) shall be entitled to (1) any base salary and other benefits earned and accrued prior to the date of termination; (2) a single-sum payment equal to the value of his base salary that would have been paid to him for the remainder of the year in which the termination occurs; (3) without duplication of amounts due under (1) and (2), a single-sum payment equal to the value of the highest bonus earned by Mr. Ricciardi in the one year period preceding the date of termination, multiplied by a fraction (x) the numerator of which is the number of days in the fiscal year preceding the termination and (y) the denominator of which is 365; and (4) all of his outstanding unvested equity-based awards becoming fully vested and immediately exercisable, as applicable, subject to the terms of such awards.

If Mr. Ricciardi terminates his employment without “Good Reason” (as defined in the Ricciardi Agreement) or the Company terminates his employment for “Cause” (as defined in the Ricciardi Agreement), Mr. Ricciardi will only be entitled to any base salary and other benefits earned and accrued prior to the date of termination. If Mr. Ricciardi terminates his employment with “Good Reason,” the Company terminates his employment without “Cause,” or the Company chooses not to renew the Ricciardi Agreement at its expiration, Mr. Ricciardi will be entitled to receive (1) any base salary and other benefits earned and accrued prior to the date of termination; (2) a single-sum payment equal to three times (a) the average of the base salary amounts paid to Mr. Ricciardi over the three calendar years prior to the date of Termination, (b) if less than three years have elapsed between the date of the Ricciardi Agreement and the date of termination, the highest base salary paid to Mr. Ricciardi in any calendar year prior to the date of Termination, or (c) if less than 12 months have elapsed from the date of the Ricciardi Agreement to the date of termination, the highest base salary received in any month times 12, and (3) all of his outstanding unvested equity-based awards, fully vested and immediately exercisable, as applicable, subject to the terms of such awards.

In the event of a “Change of Control” (as defined in the Ricciardi Agreement), all of Mr. Ricciardi’s outstanding unvested equity-based awards become fully vested and immediately exercisable, as applicable, subject to the terms of such awards. If Mr. Ricciardi remains with the Company through the first anniversary of a “Change of Control,” but leaves the Company within six months thereafter, such termination will be treated as a termination for “Good Reason,” and Mr. Ricciardi will be entitled to the compensation set forth in the preceding paragraph.

Pursuant to the Ricciardi Agreement, if any amount payable to or other benefit to which Mr. Ricciardi is entitled would be deemed to constitute a “parachute payment” (as defined in Section 280G of the Code), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Ricciardi, which is deemed to constitute a parachute payment and would result in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments shall be reduced (but not below zero) so that the maximum amount is one dollar ($1.00) less than the amount which would cause the parachute payments to be subject to the excise tax. However, if the reduction of the parachute payments is equal to or greater than $50,000, then there will not be any reduction and the full amount of the parachute payment will be payable to Mr. Ricciardi.

All termination payments, other than for death or disability, are subject to Mr. Ricciardi signing a general release.

The Ricciardi Agreement contains a non-competition provision restricting Mr. Ricciardi’s ability to engage in certain activities that are competitive with the Company for a period of six months after the end of the term of the Ricciardi Agreement. The Ricciardi Agreement also contains customary confidentiality provisions.

Joseph W. Pooler, Jr., Chief Financial Officer

Mr. Pooler’s employment agreement, dated May 7, 2008 and amended February 20, 2009 and February 18, 2010 (collectively, the “Pooler Agreement”), provides for a minimum salary of $400,000 per annum through December 31, 2010. Mr. Pooler’s base salary for fiscal years after 2010 will be determined by the Company’s compensation committee. The term of Mr. Pooler’s agreement will end on December 31, 2012, however, the term will be renewed automatically for additional one year periods, unless terminated by either of the parties in accordance with the Pooler Agreement.

In addition to base salary, for each fiscal year ending during the term of Mr. Pooler’s employment agreement, Mr. Pooler shall have the opportunity to receive an annual cash bonus in an amount and on such terms to be determined by the Compensation Committee. Pursuant to the Pooler Agreement, Mr. Pooler was entitled to receive a guaranteed minimum cash bonus of $300,000 for his performance in fiscal year 2009 and will be entitled to receive a guaranteed minimum cash bonus of $300,000 with respect to his performance in fiscal year 2010. The Pooler Agreement does not provide for a guaranteed minimum cash bonus for fiscal years beyond 2010. Mr. Pooler will be entitled to participate in any Company equity compensation plan of the Company or Cohen Brothers in which he is eligible to participate, and may, without limitation, be granted, in accordance with any such plan, options to purchase shares of the Company’s common stock, shares of restricted stock, and other equity awards in the discretion of the Compensation Committee. The Pooler Agreement provides for a cash bonus in the amount of $700,000 for his performance in fiscal year 2009, which bonus was paid on February 12, 2010. Mr. Pooler is eligible to participate in the Company’s cash bonus plan and the Cohen Brother’ equity plan.

Pursuant to the Pooler Agreement, if Mr. Pooler terminates his employment with “Good Reason” (as defined in Mr. Pooler’s original employment agreement), the Company terminates his employment without “Cause” (as defined in Mr. Pooler’s original employment agreement), or the Company chooses not to renew the Pooler Agreement at its expiration, Mr. Pooler will be entitled to receive (1) any base salary and other benefits earned and accrued prior to the date of termination; (2) a single-sum payment equal to three times (a) the average of the base salary amounts paid to Mr. Pooler over the three calendar years prior to the date of Termination, (b) if less than three years have elapsed between the date of the Pooler Agreement and the date of termination, the highest base salary paid to Mr. Pooler in any calendar year prior to the date of Termination, or (c) if less than 12 months have elapsed from the date of the Pooler Agreement to the date of termination, the highest base salary received in any month times 12, (3) all of his outstanding unvested equity-based awards, fully vested and immediately exercisable, as applicable, subject to the terms of such awards, (4) payment for outplacement assistance appropriate for Mr. Pooler’s position for a period of one year following termination, such services not to exceed $25,000; and (5) continued family coverage, without incremental cost, in Company sponsored health and dental plans at then-current cost for a period of nine months.

In the event of a “Change of Control” (as defined in the Pooler Agreement), all of Mr. Pooler’s outstanding unvested equity-based awards become fully vested and immediately exercisable, as applicable, subject to the terms of such awards. If Mr. Pooler terminates his employment within the twelve-month period following a change of control, such termination will be treated as a termination for “Good Reason” so long as Mr. Pooler makes himself available to provide transition services to the Company, at the request of the Company, for up to twelve months following the Change of Control.

Pursuant to the Pooler Agreement, if any amount payable to or other benefit to which Mr. Pooler is entitled would be deemed to constitute a “parachute payment” (as defined in Section 280G of the Code), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Pooler, which is deemed to constitute a parachute payment and would result in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments shall be reduced (but not below zero) so that the maximum amount is one dollar ($1.00) less than the amount which would cause the parachute payments to be subject to the excise tax. However, if the reduction of the parachute payments is equal to or greater than $50,000, then there will not be any reduction and the full amount of the parachute payment will be payable to Mr. Pooler.

The Pooler Agreement contains a waiver of any “good reason” termination that was available to Mr. Pooler pursuant to the terms of his original employment agreement as a result of the closing of the Merger transaction completed by the Company on December 16, 2009, pursuant to which Cohen Brothers became a majority owned subsidiary of the Company. The Pooler Agreement also acknowledges that Mr. Pooler’s equity-based awards in Cohen Brothers became fully vested and immediately exercisable as of December 16, 2009, the date of the closing of the transaction between Alesco Financial Inc. and Cohen Brothers.

During the period of Mr. Pooler’s employment with Cohen Brothers, and the period ending one year following the termination of his employment with Cohen Brothers, Mr. Pooler may not, directly or indirectly through another entity (1) induce or attempt to induce any employee of Cohen Brothers or its affiliates to leave the employ of Cohen Brothers or such affiliates, or in any way interfere with the relationship between Cohen Brothers and any of its affiliates and any employee thereof, or (2) hire any person who was an employee of Cohen Brothers or any of its affiliates or subsidiaries within 180 days after such person ceased to be an employee of Cohen Brothers or any of its affiliates.

Compensation Upon Change of Control or Termination

As described above, Messrs. Cohen, Ricciardi and Pooler have provisions in their respective employment agreements providing for certain benefits upon the occurrence of certain events, including terminations without cause or for good reason, upon a change in control, or upon the death or disability of the executive. As a part of the negotiations of each employment agreement, the board of directors believed that circumstances giving rise to the payments set forth above were appropriate.

Other Compensation Plans

The Company does not generally provide its executive officers with payments or other benefits at, following, or in connection with retirement. The Company does not generally have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for its executive officers.

2006 Long-Term Incentive Plan

The Company’s 2006 Long-Term Incentive Plan, as amended, or the equity plan, is administered by the Company’s compensation committee, except that in certain circumstances the board of directors may act in its place. The purpose of the equity plan is to induce key employees, directors, officers, advisors and consultants to continue providing services to the Company and its subsidiaries and encourage them to increase their efforts to make the Company’s business more successful, whether directly or through its subsidiaries or other affiliates. In furtherance of these objectives, the equity plan is designed to provide equity-based incentives to such persons in the form of options (including stock appreciation rights), restricted shares, phantom shares, dividend equivalent rights and other forms of equity based awards as contemplated by the equity plan, with eligibility for such awards determined by the compensation committee. The compensation committee and board of directors believe that awards of restricted shares, typically vesting over a period of three years or more, are the most effective of the equity-based incentives available under the equity plan in accomplishing its compensation goals.

Equity-based awards to key personnel are generally subject to vesting periods in order to support the achievement of the Company’s performance goals over the long-term and to help retain key personnel. The Company’s compensation committee determines the number and type of equity-based incentives that should be awarded from time to time to key personnel in light of the Company’s compensation goals and objectives. The Company’s compensation committee does not use a specific formula to calculate the number of equity awards awarded to executive officers under the equity plan. The Company’s compensation committee does not explicitly set future award levels on the basis of what the executive officers earned from prior awards. While the Company’s compensation committee will take past levels into account, it will not solely base future awards in view of those past awards.

Cohen Brothers, LLC 2009 Equity Award Plan

In August 2009, Cohen Brothers adopted the 2009 Equity Award Plan to further the strategic goals of Cohen Brothers and the business combination and the interests of the Company following the business combination by helping to attract and retain new and existing employees of Cohen Brothers. Named executive officers of the Company are eligible to participate in the 2009 Equity Award Plan. Under this plan, Mr. Pooler received 50,000 restricted membership units in Cohen Brothers and, pursuant to the Pooler Agreement, all of these restricted membership units vested upon the completion of the Merger. Following the business combination, the Company assumed the 2009 Equity Award Plan.

In connection with the 2009 Equity Award Plan, Daniel G. Cohen and Cohen Brothers are parties to an Equity Plan Funding Agreement whereby Mr. Cohen is required to transfer to (1) Cohen Brothers the number of membership units equal to the number of membership units to be issued by Cohen Brothers to the participants in the 2009 Equity Award Plan in connection with vesting of a restricted unit, or (2) the Company, the number of shares of its common stock equal to the number of membership units to be issued by Cohen Brothers to the participants in the 2009 Equity Award Plan in connection with the vesting of a restricted unit. The maximum number of membership units and shares of the Company’s common stock, in the aggregate, that Mr. Cohen is obligated to transfer is 1,721,160.

2010 Executive Officers’ Cash Bonus Plan

On February 11, 2010, Daniel G. Cohen, the Chief Executive Officer, Chief Investment Officer and Chairman of the board of directors of the Company, and Christopher Ricciardi, the Company’s President, each a “participant” in the Cohen Brothers 2010 Executive Officers’ Cash Bonus Plan (the “2010 Plan”), were each awarded a bonus in the amount of $2,000,000 pursuant to the 2010 Plan. The purpose of the 2010 Plan is to provide cash bonuses to eligible participants based on such participants’ performance in 2009 and to provide an incentive to such participants to continue in the employ of Cohen Brothers. The Company’s Compensation Committee has been designated by Cohen Brothers to administer the 2010 Plan.

Pursuant to the terms of the 2010 Plan, payment of cash bonuses under the 2010 Plan was made in February 2010, contingent on (1) the participant providing services to Cohen Brothers through December 31, 2010, and (2) the participant agreeing, in the event that the participant is not employed through December 31, 2010, to repay to Cohen Brothers the portion of the participant’s cash bonus that has not vested. One-twelfth of each participant’s cash bonus vests on the last day of each month, and the cash bonus will be 100% vested on December 31, 2010. Notwithstanding the foregoing, if a participant ceases to be employed with Cohen Brothers due to the participant’s voluntary resignation or if Cohen Brothers terminates participant’s employment for “cause” (as defined in such participant’s employment agreement), the participant will not be entitled to have any further portion of such participant’s cash bonus vest following such date and the participant will be obligated to repay to Cohen Brothers the amount received by a participant related to the unvested portion.

A participant’s vesting will accelerate and be considered to be fully 100% vested on the first to occur of any of the following events that occur prior to December 31, 2010: (1) the occurrence of a change of control (as defined in the 2010 Plan); (2) the date the participant’s employment with Cohen Brothers terminates by reason of the participant’s death or disability (as defined in the participant’s employment agreement); (3) the date the participant’s employment with Cohen Brothers is involuntarily terminated by Cohen Brothers, other than a termination by Cohen Brothers for cause (as defined in the participant’s employment agreement); or (4) the date the participant’s relationship with Cohen Brothers is terminated by the participant for “good reason” (as defined the participant’s employment agreement).

Perquisites

Other than dividends paid on unvested restricted shares of the Company in 2008, perquisites did not constitute a material portion of the compensation paid to the executive officers for fiscal year 2009. Executive officers are eligible to participate in all of the Company’s employee benefit plans, such as medical, dental, group life, disability, accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law.

Compensation of Directors

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. In accordance with the Company’s current compensation policy, non-employee directors each received an annual fee in the amount of $50,000 for serving as a director for the fiscal year ended December 31, 2009. Each non-employee director also received $2,000 for each meeting of our board of directors and $1,000 for each meeting of a committee of our board of directors that he attended in person, and $500 for each meeting of our board of directors or a committee of its board of directors that he attended telephonically. Each non-employee director received $3,500 for each meeting of our special committee that he attended in person and $2,500 for each meeting of our special committee that he attended telephonically. The Chairman of the audit committee, the Chairman of the special committee, the Chairman of the compensation committee and the Chairman of the nominating and corporate governance committee received additional annual fees of $20,000, $20,000, $7,500 and $7,500, respectively. The annual fee and the meeting fees were paid in cash.

The table below summarizes the compensation information for the Company’s non-employee directors for the fiscal year ended December 31, 2009. Daniel G. Cohen, current Chief Executive Officer, Chief Investment Officer and Chairman of the board of directors of the Company and James J. McEntee, III, former Chief Executive Officer and President of the Company who ceased being a director of the Company on December 16, 2009, are not included in this table as they are deemed “named executive officers” of the Company. Compensation for Messrs. Cohen and McEntee is shown above on the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Walter T. Beach (3)	—	—	—	—	—	—	—
Rodney E. Bennett	96,500	—	—	—	—	—	96,500
Marc Chayette	95,000	—	—	—	—	—	95,000
Thomas P. Costello	125,500	—	—	—	—	—	125,500
G. Steven Dawson	106,000	—	—	—	—	—	106,000
Joseph M. Donovan (3)	500	—	—	—	—	—	500
Jack Haraburda	113,000	—	—	—	—	—	113,000
Lance Ullom	129,500	—	—	—	—	—	129,500
Charles W. Wolcott	98,000	—	—	—	—	—	98,000

(1)	Amounts in this column represent annual board fees and annual chair fees earned by non-employee directors for service in 2009. Amounts paid to independent directors for service on the Company’s special committee were as follows: (1) Mr. Bennett - $34,500; (2) Mr. Chayette - $34,500; (3) Mr. Costello - $37,000; (4) Mr. Dawson - $38,500; (5) Mr. Haraburda - $42,000; (6) Mr. Ullom - $42,000; and Mr. Wolcott - $32,000.
(2)	Amounts in this column represent the grant date fair value of the restricted stock award, computed in accordance with FASB ASC 718, Compensation-Stock Compensation, of each equity award made during 2009. The assumptions used in the calculations of these amounts are included in Note 16 to the Company’s audited financial statements for the year ended December 31, 2009 in this Annual Report on Form 10-K. There were no equity based awards granted to the non-employee directors during 2009.
(3)	Messrs. Beach and Donovan joined the board of directors on December 16, 2009, following the consummation of the Merger.

The Company reimburses all non-employee directors for travel and other reasonable expenses incurred in connection with attending its board and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The Company’s 2006 Long-Term Incentive Plan was approved by our stockholders at the special meeting held on October 6, 2006 in connection with the AFT merger. The 2006 Long-Term Incentive Plan was amended on April 26, 2007, and again on June 18, 2008.

Following the Merger in December 2009, our board of directors assumed the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) from Cohen Brothers on December 16, 2009.

The following table provides information regarding the 2006 Long Term Incentive Plan and the 2009 Equity Award Plan as of December 31, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	216,776
Equity compensation plans not approved by security holders (2)	—	—	226,858

1.	Represents outstanding restricted units pursuant to the 2006 Long-Term Incentive Plan. Amounts have been restated to reflect the effectuation of the 1-for-10 reverse stock split on December 16, 2009.
2.	Represents Cohen Brothers restricted units which are a contractual right that entitles the recipient, upon vesting of the restricted unit, to receive the number of recapitalized Cohen Brothers membership units set forth in the restricted unit grant document. A Cohen Brothers restricted unit is subject to either time-based and/or performance-based vesting conditions. These units generally vest over a period of three years. The membership units issued upon vesting of Cohen Brothers restricted units will, at the election of the holder thereof or the Company, be convertible into the equivalent number of shares of the Company’s common stock.

Upon the vesting of these restricted units, Daniel G. Cohen is required, pursuant to an Equity Plan Funding Agreement, to transfer to (1) Cohen Brothers the number of recapitalized Cohen Brothers membership units equal to the number of recapitalized membership units to be issued by Cohen Brothers upon the vesting of the restricted unit, or (2) the Company the number of the Company’s common stock equal to the number of Cohen Brothers recapitalized membership units upon the vesting of the restricted unit.

See note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan and the 2009 Equity Award Plan and the Equity Plan Funding Agreement.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Company for (1) each person or entity that is the beneficial owner of more than 5% of the Company’s common stock; (2) each of the Company’s executive officers; (3) each of the Company’s directors; and (4) all of the Company’s directors and executive officers as a group.

Name	Common Stock Beneficially Owned	Percent of Class(1)
Five or greater percent owner:
Lars Norell(2)	605,534	5.9%
James J. McEntee, III(3)	639,359	6.2
Stephanie Ricciardi(4)	1,459,885	14.1

Directors and Executive Officers:
Daniel G. Cohen(5)	409,211	4.0
Christopher Ricciardi(6)	1,522,576	14.7
Joseph W. Pooler, Jr.(7)	129,571	1.3
Walter T. Beach(8)	—	*
Rodney E. Bennett(9)	3,834	*
Marc Chayette(10)	2,984	*
Thomas P. Costello(11)	5,344	*
G. Steven Dawson(12)	9,354	*
Joseph M. Donovan(8)	—	*
Jack Haraburda(13)	5,144	*
Lance Ullom(14)	13,794	*
Charles W. Wolcott(15)	8,084	*
John J. Longino(16)	31,975	*
All executive officers and directors as a group (12 persons)	1,958,696	18.9%

*	Beneficial ownership of less than 1% of the class is omitted.
(1)	Based on 10,343,347 shares of the Company common stock issued and outstanding on March 1, 2010.
(2)	With respect to the Company common stock that Mr. Norell holds or may be deemed the beneficial owner of, this information is based on a Schedule 13G filed with the SEC on February 9, 2010. The address for this stockholder is 3 West End Avenue, Old Greenwich, Connecticut 06870.
(3)

With respect to the Company common stock that Mr. McEntee holds or may be deemed the beneficial owner of, this information is based on a Schedule 13G filed with the SEC on February 10, 2010. The address for this stockholder is Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104-2870.

(4)	Mrs. Ricciardi is the spouse of Christopher Ricciardi, President of the Company and chief executive officer of Cohen & Company Securities, LLC, the Company’s broker-dealer subsidiary. The common stock includes 1,357,753 shares held in a joint account with Mr. Ricciardi. Mrs. Ricciardi may be deemed the beneficial owner of 64,975 shares of common stock held by The Ricciardi Family Foundation as a result of her position on the board of directors of the foundation. Mrs. Ricciardi disclaims any interest in the 64,975 shares beyond her pecuniary interest. Mrs. Ricciardi shares voting and dispositive power with respect to all of the common stock.
(5)	Mr. Cohen is the Chairman of the board and Chief Executive Officer and Chief Investment Officer of the Company. Mr. Cohen may be deemed the beneficial owner of 50,400 shares of the Company common stock held by Cohen Brothers as a result of his position on the board of managers of Cohen Brothers. Mr. Cohen disclaims any interest in the 50,400 shares beyond his pecuniary interest. The common stock represents the shares of unrestricted and restricted Company common stock: 2,333 shares have yet to vest, and will vest, on April 30, 2010. Of these shares, 3,250 shares of common stock are pledged by Mr. Cohen as security. In addition, Mr. Cohen owns one share of Series A Voting Convertible Preferred Stock (“Series A preferred stock”), which is all of the authorized, issued and outstanding Series A preferred stock of the Company and which, on or after October 1, 2010, will be convertible into 4,983,557 shares of Series B preferred stock and will represent approximately 31.9% of the voting power of the Company common stock.
(6)	Mr. Ricciardi is the President of the Company and chief executive officer of Cohen & Company Securities, LLC, the Company’s broker-dealer subsidiary. The common stock includes 1,357,753 shares held in a joint account with Mrs. Ricciardi. The common stock includes 37,157 shares held by Mrs. Ricciardi, of which Mr. Ricciardi may be deemed a beneficial owner. Mr. Ricciardi may be deemed the beneficial owner of 50,400 shares of the Company common stock held by Cohen Brothers as a result of his position on the board of managers of Cohen Brothers. Mr. Ricciardi disclaims any interest in the 50,400 shares beyond his pecuniary interest. Mr. Ricciardi may be deemed the beneficial owner of 11,291 shares of common stock held by The Christopher Ricciardi Irrevocable Retained Annuity Trust U/A/D January 16, 2008 as a result of his right to re-acquire such shares at any time. Mr. Ricciardi may be deemed the beneficial owner of 64,975 shares of common stock held by The Ricciardi Family Foundation as a result of his position on the board of directors of the foundation. Mr. Ricciardi disclaims any interest in the 64,975 shares beyond his pecuniary interest. Also includes 1,000 restricted shares that will vest on April 30, 2010 under the Company’s equity plan. The number of shares of common stock with respect to which Mr. Ricciardi would have sole voting and dispositive power is 1,000 and 0 respectively. Mr. Ricciardi shares voting and dispositive power with respect to all of the common stock. With respect to the Company common stock that Mr. Ricciardi holds or may be deemed the beneficial owner of, this information is based on a Schedule 13D filed with the SEC on December 21, 2009 and other information provided by Mr. Ricciardi. The address for this stockholder is 135 East 57th Street, 21st Floor, New York, New York 10022.

(7)	Mr. Pooler is the Executive Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Pooler may be deemed the beneficial owner of 50,400 shares of the Company common stock held by Cohen Brothers as a result of his position on the board of managers of Cohen Brothers. Mr. Pooler disclaims any interest in the 50,400 shares beyond his pecuniary interest. Includes 50,000 vested Cohen Brothers membership units issued under the 2009 Equity Award Plan, which are convertible into 50,000 shares of the Company’s common stock. The common stock includes 50 restricted shares that have yet to vest, all of which will vest on April 30, 2010.
(8)	Messrs. Beach and Donovan became directors of the Company on December 16, 2009.
(9)	Mr. Bennett is a director of the Company. The common stock includes 931 restricted shares that have yet to vest; 62 of such restricted shares will vest on April 30, 2010; and 869 of such restricted shares will vest, pro rata, in five installments from April 30, 2010 until April 30, 2011.
(10)	Mr. Chayette is a director of the Company. The common stock includes 931 restricted shares that have yet to vest; 62 of such restricted shares will vest on April 30, 2010; and 869 of such restricted shares will vest, pro rata, in five installments from April 30, 2010 until April 30, 2011.
(11)	Mr. Costello is a director of the Company. The common stock includes 931 restricted shares that have yet to vest; 62 of such restricted shares will vest on April 30, 2010; and 869 of such restricted shares will vest, pro rata, in five installments from April 30, 2010 until April 30, 2011.
(12)	Mr. Dawson is a director of the Company. The common stock represents 8,423 shares of Company common stock held by Corriente Partners, L.P., which is wholly-owned by Corriente Private Trust. Mr. Dawson is the sole trustee and beneficiary of Corriente Private Trust. Mr. Dawson, through Corriente Private Trust, has voting and investment control with respect to the securities held by Corriente Partners, L.P and disclaims any interest in the 8,423 shares beyond his pecuniary interest. The common stock includes 931 restricted shares that have yet to vest; 62 of such restricted shares will vest on April 30, 2010; and 869 of such restricted shares will vest, pro rata, in five installments from April 30, 2010 until April 30, 2011.
(13)	Mr. Haraburda is a director of the Company. The common stock includes 931 restricted shares that have yet to vest; 62 of such restricted shares will vest on April 30, 2010; and 869 of such restricted shares will vest, pro rata, in five installments from April 30, 2010 until April 30, 2011.
(14)	Mr. Ullom is a director of the Company. The common stock includes 8,000 shares held in a trust for the benefit of Mr. Ullom’s spouse and 931 restricted shares that have yet to vest; 62 of such restricted shares will vest on April 30, 2010; and 869 of such restricted shares will vest, pro rata, in five installments from April 30, 2010 until April 30, 2011.
(15)	Mr. Wolcott is a director of the Company. The common stock includes 931 restricted shares that have yet to vest; 62 of such restricted shares will vest on April 30, 2010; and 869 of such restricted shares will vest, pro rata, in five installments from April 30, 2010 until April 30, 2011.
(16)	Mr. Longino is the Company’s former Chief Financial Officer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Company’s board of directors is comprised of a majority of independent directors. In order for a director to be considered “independent,” our board of directors must affirmatively determine, based upon its review of all relevant facts and circumstances and after considering all applicable relationships, if any, that each of the directors has no direct or indirect material relationship with the Company or its affiliates and satisfies the criteria for independence established by the NYSE Amex and the applicable rules promulgated by the SEC. The Company’s board of directors has determined that each of the following members of the board of directors is independent: Walter T. Beach, Rodney E. Bennett, Marc Chayette, Thomas P. Costello, G. Steven Dawson, Joseph M. Donovan, Jack Haraburda, Lance Ullom and Charles W. Wolcott. The Company’s board of directors has determined that Daniel G. Cohen, its only other director, is not independent because he is also an executive officer of the Company.

It is the policy of the Company’s board of directors that the independent members of its board of directors meet separately without management directors at least twice per year during regularly scheduled board meetings to discuss such matters as the independent directors consider appropriate. Since the board of directors formed a special committee comprised of only independent directors for the purpose of considering the Merger, in 2009, the Company’s independent directors met separately without management directors 16 times.

Certain Relationships and Related Transactions

The Company has identified the following related party transactions for the years ended December 31, 2009, 2008 and 2007. The transactions are listed by related party and the amounts are disclosed in the tables at the end of this section.

A. RAIT Financial Trust (NYSE: RAS)

RAIT is a publicly traded real estate investment trust, or REIT. It has been identified as a related party because (1) the chairman and chief executive officer of the Company was a trustee of RAIT until his resignation from that position on February 26, 2010 (and was formerly the chief executive officer of RAIT from December 2006 to February 2009); and (2) the chairman of RAIT is the mother of the chairman and chief executive officer of the Company.

1. Shared Services Agreement

The Company has a shared services agreement with RAIT whereby RAIT reimburses the Company for costs incurred by the Company for administrative and occupancy costs related to RAIT and, in 2007 for costs of certain administrative employees that were paid by the Company but who also provide services to RAIT. The Company received payments under this agreement which are disclosed as shared services in the tables at the end of this section. The payments are recorded as a reduction in the related expense.

2. Rent

During 2009, the Company began reimbursing RAIT for certain costs incurred by RAIT for office space that is occupied by the Company’s chairman and chief executive officer in one location. Previously, this cost had been borne by RAIT as the Company’s chairman was the chief executive officer of RAIT. However, upon his resignation as RAIT’s chief executive officer in February 2009, this cost began to be reimbursed by the Company. The payments were for all periods after February. The payments by the Company are disclosed as shared services in the tables at the end this section. The payments are recorded as an increase to the related expense.

In 2006, the Company entered into a lease, as tenant, in one location for which RAIT shares space. RAIT pays for its share of the space under a sub-lease arrangement with the Company. The Company received payments under this agreement which are disclosed as shared services payments in the tables at the end of this section. The payments are recorded as a reduction in rent expense.

3. RAIT Shares

The Company holds shares of RAIT. The following summarizes key information regarding this investment:

SUMMARY OF KEY ITEMS RELATED TO RAIT SHARES

(Dollars in Thousands, except share data)

	December 31, 2009	December 31, 2008
Shares held at end of year	510,434	510,434
Carrying value at end of year	$669	$1,327
Unrealized loss at end of year	$(8,950)	$(8,292)

These shares are included in other investments, at fair value on the consolidated balance sheets. The change in fair value is recognized in earnings under the fair value option accounting provisions of FASB ASC 825. See note 8 to our consolidated financial statements included in this Annual Report on Form 10-K. The Company’s shares represent approximately 1% of the outstanding shares of RAIT as of December 31, 2009 and 2008.

4. Revenue earned from RAIT

The Company provided certain services to RAIT during 2007 and 2008 for which it earned the following revenue: (1) fees for placement of the CDO Securities issued by RAIT-sponsored CDOs; (2) fees for originating assets for RAIT-sponsored CDOs; and (3) monitoring fees for asset management related services for certain RAIT whole loan assets. The placement and origination fees are included in new issue revenue and the monitoring fees are included in asset management revenue in the Company’s consolidated statements of operations. The fees described above are disclosed in the relevant captions in the tables at the end of this section.

5. CDO securities and other securities sold to and purchased from RAIT

In January 2007, the Company’s U.S. broker dealer subsidiary sold a CDO debt security to RAIT that the Company’s U.S. broker dealer subsidiary had purchased for $6,860 in September 2006. The Company received cash proceeds of $6,790 and realized a loss of $70. The realized loss is included in net trading in the consolidated statements of operations.

In February 2007, the Company’s U.S. broker dealer subsidiary sold a CDO debt security to RAIT that the Company had purchased for $4,500 in February 2007. The Company received cash proceeds of $4,663 and realized a gain of $163. The realized gain is included in net trading in the consolidated statements of operations.

At various times during April 2007, the Company’s U.S. broker dealer subsidiary purchased three CDO securities for $19,680 from RAIT and subsequently sold these securities to unrelated third parties. The Company realized a gain of $218 from these sales to third parties. The realized gains are included in net trading in the consolidated statements of operations.

In October 2008, the Company’s U.S. broker dealer subsidiary executed a riskless trade whereby it purchased $25,000 principal amount of RAIT trust preferred securities from an unrelated third party for $5,180 and immediately sold these securities to RAIT for $5,250. The Company recognized $70 of net trading revenue related to this transaction in the consolidated statements of operations.

In May 2009, the Company’s U.S. broker dealer subsidiary executed a transaction whereby it purchased $8,500 principal amount of the CDO security, RAIT CRE CDO I, Ltd., from an unrelated third party for $340 and immediately sold the security to RAIT for $361. The Company recognized $21 of net trading revenue related to this transaction in the consolidated statements of operations.

In August 2009, the Company’s U.S. broker dealer subsidiary executed a riskless transaction whereby it purchased $300 principal amount of a commercial mortgage backed security from an unrelated third party for $186 and immediately sold this security to RAIT for $195. The Company recognized $9 of net trading revenue related to this transaction in the consolidated statements of operations.

In September 2009, the Company’s U.S. broker dealer subsidiary executed a transaction whereby it purchased $5,500 principal amount of RAIT CRE CDO I Class F tranche from an unrelated third party for $221 and subsequently sold this security to RAIT for $304. The Company recognized $83 of net trading revenue related to this transaction in the consolidated statements of operations.

In December 2009, the Company’s U.S. broker dealer subsidiary purchased $6,000 principal amount of CDO security, Taberna Preferred Funding VIII Ltd. Class A2 tranche from RAIT for $710 and immediately sold this security to an unrelated third party for $780. The Company’s U.S. broker dealer subsidiary recognized net trading revenue of $70 related to this transaction in the consolidated statements of operations.

B. Transactions Between Former Alesco Financial Inc., or AFN, and Cohen Brothers

AFN was a publicly traded REIT prior to the consummation of the Merger of one of its subsidiaries with and into Cohen Brothers on December 16, 2009. Following the Merger, AFN changed its name to Cohen & Company Inc. See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the Merger. Prior to the Merger, AFN and Cohen Brothers had been identified as a related party because: (i) Cohen Brothers’ chairman and chief executive officer was also the chairman of AFN prior to the Merger and (ii) Cohen Brothers’ former chief operating officer, who served in this capacity until December 16, 2009 was chief executive officer and a director of AFN prior to the consummation of the Merger. The following discussion relates to transactions that occurred during the pre-Merger period and therefore are deemed related party transactions.

1. Cohen & Company Inc. Shares (formerly AFN Shares)

Alesco Financial Trust (“AFT”) began operations in January 2006 when it completed a private offering of securities, and the Company’s subsidiary, Cohen Brothers, purchased 400,000 shares of AFT at the initial private offering price of $10 per share. In 2006, AFT merged with a public company, Sunset Financial Resources, Inc. (“Sunset”). As part of this merger, each holder of AFT shares received 1.26 shares of Sunset. Following the merger, Sunset changed its name to AFN. Upon the consummation of the Merger between Cohen Brothers and AFN on December 16, 2009, the Company reclassified its majority owned subsidiary’s investment in Cohen & Company Inc. shares to treasury stock on the consolidated balance sheet.

The following summarizes key information regarding this investment as of December 31, 2008:

SUMMARY OF KEY ITEMS RELATED TO COHEN & COMPANY INC SHARES.

(FORMERLY AFN SHARES)

(Dollars in Thousands, except share data)

December 31, 2008
Shares held at end of year	504,000
Carrying value at end of year	$222
Unrealized loss at end of year	$(3,778)

The Company’s shares represented approximately 1% of the outstanding shares of AFN as of December 31, 2008 and were included in other investments, at fair value on the consolidated balance sheets. The change in fair value was recognized in earnings under the fair value option accounting provisions of FASB ASC 825 for the year ended December 31, 2008. See note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

2. Management Contract

AFN had no employees. A subsidiary of Cohen Brothers externally managed AFN for an annual management and incentive fee through December 16, 2009. Cohen Brothers designated some of its employees to work exclusively as the management of AFN, while other employees’ responsibilities included both AFN and other matters. The base management and incentive fee otherwise payable to Cohen Brothers was reduced by AFN’s proportionate share of the amount of any asset management fees that were paid to Cohen Brothers in connection with any CDOs AFN invested in, based on the percentage of the most junior CDO Securities held by AFN in such CDOs. These management fees are disclosed as a component of management fee revenue in the tables at the end of this section for the relevant pre-Merger periods.

3. Securities Sold to and Purchased from AFN

In December 2009, Cohen Brothers purchased $3,530 principal amount of a commercial mortgage backed security from AFN for $3,049 and $1,000 principal amount of the same mortgage backed security from an unrelated third party for $860. Cohen Brothers immediately sold the $4,530 principal amount of this security to an unrelated third party for $3,906 and recognized a net trading loss of $3. The net trading loss is included in net trading in the consolidated statements of operations.

4. Combination Notes Sold to AFN

During July 2007, Cohen Brothers U.S. broker dealer subsidiary purchased two combination notes from an unrelated third party (composed of a rated component and an unrated component). The rated component was sold to an unrelated third party and the unrated component was sold to AFN. Cohen Brothers realized a loss of $200 related to the sale of the unrated component to AFN. The realized loss is included in net trading in the consolidated statements of operations.

5. First loss positions provided by AFN

AFN had served as first loss provider for certain warehouse facilities to which Cohen Brothers was a party, as collateral asset manager, in 2007. As described in note 3-J to our financial statements included in this Annual Report on Form 10-K, the Company took AFN’s variable interest into account when performing its expected loss calculations as required under variable interest provisions included in FASB ASC 810. As first loss provider, AFN was required to post restricted cash with the Warehouse Facility Provider.

6. Capital commitment fee

During the three months ended March 31, 2007, AFN entered into a warehouse risk sharing agreement with a third party investment bank for short-term investment purposes. Cohen Brothers utilized the warehouse in order to accumulate assets prior to securitization in a CDO. The CDO closed in the three months ended March 31, 2007 and the warehouse was terminated. Cohen Brothers paid AFN a capital commitment fee of $1,200. This fee was recorded as new issue costs in the consolidated statements of operations.

7. Yield fee guarantee

During the three months ended March 31, 2007, Cohen Brothers entered into an agreement with AFN whereby Cohen Brothers provided a guaranteed return on a specific warehouse entity that was consolidated by AFN. Cohen Brothers recorded an expense for amounts due to AFN of $4,476 for the year ended December 31, 2007. This expense was recorded as new issue costs in the consolidated statements of operations. The agreement terminated in December 2007.

8. Alesco XVII CDO side letter

On March 6, 2008, Cohen Brothers entered into a side letter agreement with AFN with respect to Alesco XVII CDO whereby Cohen Brothers had agreed to remit to AFN, who was the owner of 75% of the first tier preferred shares of the Alesco XVII CDO, 75% of the collateral management fees Cohen Brothers would receive on the CDO. Cohen Brothers recognized the receipt of collateral management fees in asset management fees in the consolidated statements of operations. Prior to the Merger, Cohen Brothers accounted for this fee to AFN as a reduction to the asset management fees (a concession) since this fee was deemed a direct reduction of Cohen Brothers’ ongoing asset management fees that otherwise would have been earned for the duration of the CDO. The reduction in asset management fees for the pre-Merger period from January 1, 2009 through December 16, 2009 was $186 and for the year ended December 31, 2008 was $186. Upon the consummation of the Merger, the side letter was effectively eliminated.

9. Shared Services

Prior to the Merger, AFN would reimburse Cohen Brothers for certain general and administrative expenses (e.g., pro rata share of the rent, telephone, utilities, and other office, internal and overhead expenses) related to AFN. Cohen Brothers recorded this amount as a reduction in the related expense. These expenses are disclosed as shared services (paid) received in the tables at the end of this section.

C. Cohen Brothers Financial, LLC, or CBF

CBF has been identified as a related party because (i) CBF is a noncontrolling interest of the Company; and (ii) CBF is wholly owned by the chairman and chief executive officer of the Company.

Beginning in October 2008, the Company began receiving a monthly advisory fee for consulting services provided by the Company to CBF. The fee is recognized as a component of asset management revenue in the consolidated statements of operations. This fee is disclosed as management fee revenue in the tables at the end of this section.

D. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because (i) TBBK’s chairman is the Company’s chairman and chief executive officer; and (ii) the former chief operating officer of the Company (who served in this capacity until December 16, 2009) is a director of TBBK. Prior to 2008, the Company subleased space from TBBK at one of its locations and had a shared services arrangement with TBBK whereby the Company reimbursed TBBK for certain occupancy and administrative costs borne by TBBK. Any payments made or received under these arrangements are disclosed as a component of shared services in the table at the end of this section.

TBBK maintained deposits for the Company in the amount of $70 and $853 as of December 31, 2009 and 2008, respectively.

E. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Brigadier (as a group) have been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Brigadier onshore feeder fund would be treated as an equity method affiliate of the Company.

The Company has the following transactions with Brigadier:

A.	The Company earns management and incentive fees on its management contract. These fees are recorded as a component of asset management revenue in the consolidated statements of operations.

B.	The Company earned interest on an advance it made to the master fund of Brigadier in 2007 which was subsequently repaid in December 2007. This income was recorded as a component of principal transactions and other income in the consolidated statements of operations.

C.	Prior to January 1, 2008, the Company recognized its share of the income or loss of the onshore feeder fund of Brigadier since it was accounted for under the equity method. This income was recorded as income from equity method affiliates in the consolidated statements of operations.

D.	Effective January 1, 2008, under the fair value option of FASB ASC 825, the Company recognized unrealized and realized gains and losses on its investment in the Brigadier onshore feeder fund. The unrealized gains and losses and realized gains and losses, if any are recorded as a component of principal transactions in the consolidated statements of operations.

2. Star Asia has been identified as a related party because the chairman and chief executive officer of the Company is a member of Star Asia’s board of directors.

The Company has the following transactions with Star Asia:

A.	The Company recognizes dividend income on its investment in Star Asia. Dividend income is recorded as a component of principal transactions and other income in the consolidated statements of operations.

B.	The Company recognizes unrealized and realized gains and losses on its investment in Star Asia. The unrealized gains and losses and realized gains and losses, if any, are recorded as a component of principal transactions in the consolidated statements of operations.

3. EuroDekania has been identified as a related party because the chairman and chief executive officer of the Company is a member of EuroDekania’s board of trustees.

The Company has the following transactions with EuroDekania:

A.	The Company earns management and incentive fees on its management contract. These fees are recorded as a component of asset management revenue in the consolidated statements of operations.

B.	The Company recognizes dividend income on its investment in EuroDekania. Dividend income is recorded as a component of principal transactions and other income in the consolidated statements of operations.

C.	The Company recognizes unrealized and realized gains and losses on its investment in EuroDekania. The unrealized gains and losses and realized gains and losses are recorded as a component of principal transactions in the consolidated statements of operations.

4. DEKU had been identified as a related party because (i) DEKU was an equity method affiliate of the Company and (ii) the chairman and chief executive officer of the Company was a member of DEKU’s board of directors. In February 2009, DEKU liquidated. See note 3-F to our consolidated financial statements included in this Annual Report on Form 10-K.

The Company had the following transactions with DEKU:

A.	The Company recognized its share of the income or loss of DEKU. This was recorded as income or loss from equity method affiliates in the consolidated statements of operations.

B.	The Company had a shared services agreement with DEKU whereby the Company provided DEKU with use of its office space, utilities, administrative, technology, and secretarial services for approximately $8 per month.

C.	From time to time, the Company advanced DEKU funds for normal operating purposes; this was treated as a due from related party in the consolidated balance sheets.

D.	In November 2008, the Company entered into an agreement whereby it loaned DEKU funds to cover DEKU’s costs and to provide DEKU with working capital to enable it to fund expenses, including the expenses associated with the pursuit of a business combination and expenses with respect to its dissolution and liquidation. The loan bore no interest. The Company treated the advances as due from related party in the consolidated balance sheets. As of December 31, 2009 and 2008, the outstanding advances pursuant to this loan were $0 and $402, respectively.

E.	The Company had provided a letter of credit for the benefit of DEKU and paid $2,599 to the Dekania trust in conjunction with the DEKU liquidation. This was initially treated as an additional investment in DEKU, and subsequently written off (see F. immediately below).

F.	The Company wrote off its equity method investment in DEKU for a total charge of $4,482 to the consolidated statement of operations in February 2009 (see G. immediately below).

G.	In connection with the DEKU liquidation, DEKU had filed a final federal tax return and received an income tax refund of $1,152. DEKU paid this amount to the Company as repayment for amounts outstanding related to expenses paid on behalf of DEKU by the Company. The Company had a receivable from DEKU of $962 which was extinguished upon the receipt of the refund. The remaining balance of the refund, net of liquidation related expenses, was offset against the loss from equity method affiliates that was previously recognized. The total loss from equity method affiliates related to DEKU was $4,339 for the year ended December 31, 2009.

5. Star Asia Manager has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations. From time to time, the Company may advance Star Asia Manager funds for normal operating purposes; such advances are a component of due from related party in the consolidated balance sheets.

6. MFCA has been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would be treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company is the former chairman of MFCA’s board and still serves as a member of the board; and (iii) the president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. See note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

The Company has the following transactions with MFCA:

A.	The Company earned management and incentive fees on the MFCA management contract prior to its assignment to an unrelated third party in March 2009, which were recorded as a component of asset management revenue in the consolidated statements of operations. See note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

B.	Prior to January 1, 2008, the Company recognized its share of the income or loss of MFCA since MFCA was accounted for under the equity method. The income or loss was recorded as income or loss from equity method affiliates in the consolidated statements of operations.

C.	The Company recognizes dividend income on its investment in MFCA, as a component of principal transactions and other income in the consolidated statements of operations.

D.	Effective January 1, 2008, under the fair value option of FASB ASC 825, the Company recognizes unrealized and realized gains and losses on its investment in MFCA. The unrealized gains and losses and realized gains and losses are recorded as a component of principal transactions in the consolidated statements of operations.

E.	From time to time, the Company advanced MFCA funds for normal operating purposes; this amount was treated as due from related party in the consolidated balance sheets.

F.	MFCA reimburses the Company for certain general administrative expenses (e.g. pro rata of the Company’s rent, telephone, utilities, and other office, internal and overhead expenses) related to MFCA. The Company records this amount as a reduction in the related expense. These expenses are disclosed as shared services (paid) received in the tables at the end of this section.

7. Capital Fusion was identified as a related party because it was an equity method investee of the Company during 2007. The Company terminated its investment during 2007 and recognized its share of the income or loss of Capital Fusion, as income from equity method affiliates in the consolidated statements of operations. From time to time, the Company advanced Capital Fusion funds for normal operating purposes; this amount was treated as due from related party in the consolidated balance sheets.

8. CFG had been identified as a related party because it was a member of the Company prior to the Merger. CFG began the dissolution process prior to the Merger with AFN in December 2009. From time to time, the Company advanced CFG funds for normal operating purposes; this amount was treated as due from related party in the consolidated balance sheets. As of December 31, 2009, the Company had an outstanding receivable due from CFG of $76 which the Company expects to recover.

9. The Deep Value GP and the Deep Value GP II have been identified as related parties because (i) the Deep Value GPs are equity method affiliates of the Company; and (ii) certain employees of the Company own 50% and 60% of the Deep Value GP and the Deep Value GP II, respectively. The Company recognizes its share of the income or loss of the general partners since they are accounted for under the equity method. The income or loss is recorded as income or loss from equity method affiliates in the consolidated statements of operations. From time to time, the Company may advance the Deep Value GPs funds for normal operating purposes; this is treated as due from related party in the consolidated balance sheets.

10. Deep Value (as a group) has been identified as a related party because (i) in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeders in which the Company has an investment would be treated as equity method affiliates of the Company and (ii) the Company has an equity method investment through its 50% ownership of the Deep Value GP which is the general partner of the feeder funds.

The Company has the following transactions with Deep Value:

A.	The Company earns management and incentive fees on its management contract, which are recorded as a component of asset management revenue in the consolidated statements of operations.

B.	Under the fair value option of FASB ASC 825, the Company recognizes unrealized and realized gains and losses on its investments in the feeder funds. The unrealized gains and losses and realized gains and losses are recorded as a component of principal transactions in the consolidated statement of operations.

C.	From time to time, the Company may advance funds to Deep Value for normal operating purposes; this is treated as due from related party in the consolidated balance sheets.

D.	The tables listed below do not include any transactions with the Deep Value onshore feeder fund during the period the Company consolidated the onshore feeder fund as of December 31, 2008 and through the first quarter of 2009. See note 3-F to our consolidated financial statements included in this Annual Report on Form 10-K.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the years ended December 31, 2009, 2008 and 2007, respectively, which are described above. Amounts shown as shared services (paid)/received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Twelve months ended December 31, 2009

(Dollars in Thousands)

			Principal transactions and other income
	New issue revenue	Management fee revenue	Interest income on note receivable	Dividend income	Gain/(Loss)	Income/ (loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$—	$1,337	$—	$—	$89	$—	$—
RAIT	—	—	—	—	(658)	—	—
AFN	—	—	—	—	106	—	261
CBF	—	298	—	—	—	—	—
Star Asia	—	—	—	—	3,423	—	—
Star Asia Manager	—	—	—	—	—	862	—
EuroDekania	—	667	—	171	(1,025)	—	—
MFCA	—	120	—	—	1,052	—	28
DEKU	—	—	—	—	—	(4,339)	15
Deep Value	—	2,129	—	—	6,268	22	—

Total	$—	$4,551	$—	$171	$9,255	$(3,455)	$304

RELATED PARTY TRANSACTIONS

Twelve months ended December 31, 2008

(Dollars in Thousands)

			Principal transactions and other income
	New issue revenue	Management fee revenue	Interest income on note receivable	Dividend income	Gain/(Loss)	Income/ (loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$—	$9,597	$—	$—	$10,185	$—	$—
RAIT	—	520	—	648	(3,073)	—	50
AFN	—	2,661	—	252	(1,431)	—	227
CBF	—	70	—	—	—	—	—
Star Asia	—	—	—	490	(4,468)	—	—
Star Asia Manager	—	—	—	—	—	806	—
EuroDekania	—	1,352	—	1,117	(4,898)	—	—
MFCA	—	1,277	—	120	(3,188)	—	129
DEKU	—	—	—	—	—	(511)	90
Deep Value	—	604	—	—	(2,762)	(33)	—

Total	$—	$16,081	$—	$2,627	$(9,635)	$262	$496

RELATED PARTY TRANSACTIONS

Twelve months ended December 31, 2007

(Dollars in Thousands)

			Principal transactions and other income
	New issue revenue	Management fee revenue	Interest income on note receivable	Dividend income	Gain/(Loss)	Income/ (loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$—	$9,077	$266	$—	$—	$12,849	$—
RAIT	7,190	1,128	—	1,307	—	—	89
AFN	—	32	—	620	—	—	361
TBBK	—	—	—	—	—	—	(68)
Star Asia	—	—	—	240	—	—	—
Star Asia Manager	—	—	—	—	—	100	—
EuroDekania	—	2,987	—	268	—	—	—
Capital Fusion	—	—	—	—	—	(385)	—
MFCA	—	1,112	—	—	—	(714)	47
DEKU	—	—	—	—	—	(131)	83

Total	$7,190	$14,336	$266	$2,435	$—	$11,719	$512

The following related party transactions are non-routine and are not included in the tables above.

F. MFCA and Total Return Swap

In 2007, the Company, prior to the formation of MFCA, entered into a Total Return Swap (“TRS”) with a counterparty bank and began to identify reference bonds for the benefit of MFCA. In August 2007, the TRS was transferred from the Company to MFCA. At that time, the accumulated mark to market loss on the Company’s interest in the TRS was $3,029. In order to approve the transfer and renewal of the TRS, the counterparty required that this loss be realized and funded. As part of the transfer, the Company and MFCA agreed to split that loss and each bear approximately one half of the loss. Accordingly, the Company recorded a $1,500 realized loss for the year ended December 31, 2007, which was included as component of principal transactions and other income in the Company’s consolidated statements of operations.

G. Euro-denominated CDO Junior Tranche Security Position Sale to the Company’s Chairman

In September 2007, the Company’s U.S. broker dealer purchased a Euro-denominated CDO junior tranche security position that was sponsored by RAIT for $2,582, which the Company accounted for as a trading security. During the period from September 17, 2007 to December 31, 2007, the Company recognized a foreign currency transaction gain of $119 bringing the carrying value of the security to $2,701. The foreign currency transaction gain is a component of principal transactions and other income in the consolidated statements of operations. The Company subsequently sold this position on December 31, 2007 to the Company’s Chairman for $2,672 and recorded a receivable for this amount in due from broker, net which was included as a component of receivables on the consolidated balance sheets. The Company subsequently received the cash for the security in January 2008. The Company realized a loss of $29 on the sale. The realized loss is included in net trading in the consolidated statements of operations. The Company also recognized $113 of interest income during the period it owned the security, which is included as a component of net trading in the consolidated statements of operations.

H. Purchase of Star Asia Shares

During the three months ended June 30, 2008, the Company purchased 2,000,000 ordinary shares of Star Asia directly from Star Asia for $2.00 per share. The Company also purchased an additional 1,500,000 ordinary shares of Star Asia at $2.00 per share from the Company’s chairman and chief executive officer and the Company’s president.

In December 2008, the Company purchased 33,000 shares of Star Asia through a secondary trade from an unrelated party for $413. In December 2009, the Company purchased 100,000 shares of Star Asia through a secondary trade from an unrelated party for $90.

I. Chadwick Securities, Inc., a registered broker dealer subsidiary of Resource America, Inc. (“REXI”)

REXI is a publicly traded specialized asset management company in the commercial finance, real estate and financial fund management sectors. It has been identified as a related party because (i) the chairman of the board of REXI is the father of the Company’s chairman and chief executive officer; (ii) the chief executive officer of REXI is the brother of the Company’s chairman and chief executive officer. In May 2008, the Company’s U.S. broker dealer subsidiary paid a fee of $231 to Chadwick Securities, Inc. for its services as the introducing agent for a transaction in which the Company’s broker dealer subsidiary purchased securities from an investment bank. The Company recognized this as a component of the purchase price of the security.

J. Subordinated Notes Payable

In June 2008, the Company obtained $9,000 of unsecured subordinated financing from the Company’s chairman and chief executive officer, the Company’s president and CFG. See note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the transaction.

Prior to the completion of the Merger on December 16, 2009, CFG was dissolved. The Company’s majority owned subsidiary, Cohen Brothers, issued new subordinated notes to each stockholder of CFG evidencing the Company’s obligation to pay to each such stockholder the stockholder’s pro rata share of the original note to CFG. The new subordinated notes have substantially the same terms and provisions as contained in the original note to CFG.

Messrs. Cohen and Ricciardi were stockholders of CFG and received new subordinated notes in the original principal amount of $495 and $103, respectively. See note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

K. Purchase of MFCA Shares

In June 2009, the Company purchased 500,100 common shares of MFCA directly from MFCA for $600 as part of a rights offering.

L. Directors and Employees

In addition to the employment agreements described under “Item 11 — Executive Compensation — Employment Agreements; Termination of Employment and Change of Control Arrangements” above, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

M. Other

From time to time, the Company’s U.S. broker dealer subsidiary provided certain brokerage services to its employees in the ordinary course of doing business. The Company recognized immaterial amounts of revenue from these activities in 2009 and 2008 and $0 during 2007.

Item 14.	Principal Accounting Fees and Services.

Representatives of Grant Thornton LLP are expected to be present at the Company annual meeting, will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions from our stockholders.

Principal Accounting Firm Fees

On December 15, 2009, the audit committee of the Company’s board of directors approved the dismissal of the Company’s prior independent registered public accounting firm, and approved and ratified the engagement of Grant Thornton LLP to serve as the Company’s independent registered public accountants for the fiscal year ended December 31, 2009. Grant Thornton LLP has served as the registered public accounting firm for Cohen Brothers since 2001. During the year ended December 31, 2009, Grant Thornton LLP provided various audit and non-audit services to the Company and its subsidiaries. The aggregate fees billed by Grant Thornton LLP to the Company and its subsidiaries for the year ended December 31, 2009 were as follows:

(Amounts in thousands)	Year Ended December 31, 2009
Audit Fees(1)	$950,000
Audit-Related Fees(2)	25,000
Tax Fees(3)	—
All Other(4)
Total Principal Accounting Firm Fees	$975,000

(1)	Audit fees relate to services rendered by Grant Thornton LLP in connection with: (a) the audit of the annual financial statements included in our annual report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim financial statements; (c) other services related to SEC and other regulatory filings, including providing consents; (d) services provided in connection with the statutory audits of the U.S. broker dealer and the UK and French subsidiaries; and (e) accounting and financial consultation attendant to the audit.
(2)	Audit related fees include fees related to the Company’s 401(k) savings plan.
(3)	There were no tax fees.
(4)	There were no other fees.

Pre-Approval Policies and Procedures

The Company’s audit committee must pre-approve all audit services and non-audit services provided to the Company or our subsidiaries by our independent registered public accounting firm, except for non-audit services covered by the de minimus exception in Section 10A of the Exchange Act. The Company’s audit committee pre-approved all services provided by the Company’s prior independent registered accounting firm and provided post-Merger by Grant Thornton LLP.

The Company’s audit committee considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm at our audit committee’s regularly scheduled and special meetings. The Company’s audit committee has delegated to its Chairman, an independent member of the Company’s board of directors, the authority to grant pre-approvals of all audit, review and attest services and non-attest services other than the fees and terms for our annual audit, provided that any such pre-approval by the Chairman shall be reported to our audit committee at its next scheduled meeting.

The Company’s audit committee has considered whether the provision of these services is compatible with maintaining the independent registered public accounting firm’s independence and has determined that such services have not adversely affected the independence of our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

(b) Exhibit List

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 20, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2009).#

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 1, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC, Alesco Financial Holdings, LLC, and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2009).#

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 20, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2009).#

2.4	Amendment No. 3 to Agreement and Plan of Merger, dated as of September 30, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC, and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.3	Articles of Amendment to Effectuate a Reverse Stock Split (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.4	Articles of Amendment to Set Par Value (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.5	Articles Supplementary – Series A Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.6	Articles Supplementary – Series B Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.7	Articles of Amendment to change Name to Cohen & Company Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.8	Articles Supplementary – Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2009).

3.9	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of Specimen Stock Certificate.*

4.2	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Junior Subordinated Indenture, dated as of March 15, 2005, by and between Sunset Financial Resources, Inc. (now Cohen & Company Inc.) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2004).

4.5	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

Exhibit No.	Description

4.6	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.7	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.8	Section 382 Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2009).

9.1	Voting Agreement dated February 20, 2009 between Alesco Financial Inc. and Cohen Bros. Financial, LLC (incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

9.2	Voting Agreement dated February 20, 2009, between Alesco Financial Inc. and Christopher Ricciardi (incorporated by reference to Exhibit 9.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

9.3	Voting Agreement dated February 20, 2009, between Alesco Financial Inc. and James J. McEntee, III, individually and as trustee on behalf of James J. McEntee, III T/U/A James J. McEntee, III (incorporated by reference to Exhibit 9.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.3	Assignment and Assumption Agreement, dated as of October 6, 2006, by and among Alesco Financial Trust, Sunset Financial Resources, Inc. (now Cohen & Company Inc.) and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1(a) to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.4	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen Brothers, LLC, transferring the agreement referred to in Exhibit 10.2 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.5	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.6	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2007).

Exhibit No.	Description

10.7	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.8	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2007).

10.9	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.10	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.11	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.12	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.13	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.14	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.15	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2006).

10.16	Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of January 31, 2007. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.17	Amendment No. 1 to Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of July 31, 2008. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).+

10.18	Amendment No. 2 to Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of February 20, 2009. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).+

Exhibit No.	Description

10.19	Employment Agreement by and between Christopher Ricciardi and Cohen & Company Inc. dated February 18, 2010.+*

10.20	Employment Agreement between Cohen Brothers, LLC and Joseph Pooler dated as of May 7, 2008. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).+

10.21	Amendment No. 1 to Employment Agreement between Cohen Brothers, LLC and Joseph Pooler dated as of February 20, 2009. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).+

10.22	Amendment No. 2 to Employment Agreement between Joseph W. Pooler, Jr. and Cohen Brothers, LLC dated February 18, 2010.+*

10.23	Cohen Brothers, LLC 2009 Senior Managers’ Cash Bonus Retention Plan. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).+

10.24	Unsecured Subordinated Promissory Note between Cohen Brothers, LLC and Daniel G. Cohen. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.25	Unsecured Subordinated Promissory Note between Cohen Brothers, LLC and Christopher Ricciardi. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.26	Alesco Financial Inc. Cash Bonus Plan (incorporated by reference to Annex B to Alesco Financial Inc’s Registration Statement on Form S-4 filed with the SEC on August 20, 2009).+

10.27	Amended and Restated Loan and Security Agreement by and among Cohen Brothers, LLC, TD Bank, N.A., and the Financial Institutions Now or Hereafter Listed on Schedule A dated as of June 1, 2009. (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009).†

10.28	First Amendment to Amended and Restated Loan and Security Agreement by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors party thereto, and TD Bank, N.A. dated as of September 30, 2009 (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 filed with SEC on September 30, 2009).

10.29	Omnibus Joinder and Amendment to Loan Documents by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors party thereto, certain Joining Guarantors and TD Bank, N.A. dated as of December 16, 2009.*

10.30	Third Amendment to Loan and Security Agreement by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors a party thereto, TD Bank, N.A., and each of the financial institutions identified as Lenders dated as of December 30, 2009.*

10.31	Cohen Brothers, LLC 2009 Equity Award Plan. (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009).+

Exhibit No.	Description

10.32	Form of Cohen Brothers, LLC Restricted Unit Award Pursuant to the Cohen Brothers, LLC 2009 Equity Award Plan. (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009).+

10.33	Equity Plan Funding Agreement by and among Daniel G. Cohen and Cohen Brothers, LLC. (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009).

10.34	Letter Agreement by and between Alesco Financial Inc. and Cohen Brothers, LLC dated September 22, 2009 (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 filed with SEC on September 30, 2009).

10.35	Amended and Restated Limited Liability Company Agreement of Cohen Brothers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

10.36	Employment Agreement by and between Daniel G. Cohen and Cohen & Company Inc. dated February 18, 2010.+*

10.37	2010 Executive Officers’ Cash Bonus Plan.+*

10.38	Form of Award For 2010 Executive Officers’ Cash Bonus Plan.+*

10.39	Form of Promissory Note.*

11.1	Statement Regarding Computation of Per Share Earnings.**

14.1	Code of Conduct.*

16.1	Letter from Ernst & Young (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

21.1	List of Subsidiaries*

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Cohen & Company Inc.*

23.2	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Strategos Deep Value Mortgage Fund LP, Strategos Deep Value Mortgage (Offshore) Fund LP, and Strategos Deep Value Mortgage Master Fund, Ltd.*

23.3	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Brigadier Capital LP and Brigadier Capital Master Fund, Ltd.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

99.1	Financial Statements of Brigadier Capital LP.*

99.2	Financial Statements of Brigadier Capital Master Fund, Ltd.*

Exhibit No.	Description

99.3	Financial Statements of Strategos Deep Value Mortgage Fund LP*

99.4	Financial Statements of Strategos Deep Value Offshore Mortgage Fund LP*

99.5	Financial Statements of Deep Value Mortgage Master Fund, Ltd.*

*	Filed herewith.
**	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.
+	Constitutes a management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cohen & Company Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the SEC.
†	Confidential treatment has been requested for portions of this document. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(c) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules listed under Item 15.1(a) are included under Item 8 and are presented beginning on page F-1 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, or is not present in amount sufficient to require submission of the schedule, and therefore have been omitted.

COHEN & COMPANY INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 10, 2010	COHEN & COMPANY INC.

	By:	/S/ DANIEL G. COHEN
Daniel G. Cohen
Chief Executive Officer and Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ WALTER T. BEACH Walter T. Beach	Director	March 10, 2010

/S/ RODNEY E. BENNETT	Director	March 10, 2010
Rodney E. Bennett

/S/ MARC CHAYETTE	Director	March 10, 2010
Marc Chayette

/S/ DANIEL G. COHEN Daniel G. Cohen	Chairman, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	March 10, 2010

/S/ THOMAS P. COSTELLO	Director	March 10, 2010
Thomas P. Costello

/S/ G. STEVEN DAWSON	Director	March 10, 2010
G. Steven Dawson

/S/ JOSEPH M. DONOVAN	Director	March 10, 2010
Joseph M. Donovan

/S/ JACK HARABURDA	Director	March 10, 2010
Jack Haraburda

/S/ DOUGLAS LISTMAN Douglas Listman	Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	March 10, 2010

/S/ JOSEPH W. POOLER, JR. Joseph W. Pooler, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2010

/S/ CHRISTOPHER RICCIARDI Christopher Ricciardi	President and Chief Executive Officer of Cohen & Company Securities, LLC (the Company’s broker-dealer subsidiary)	March 10, 2010

/S/ LANCE ULLOM	Director	March 10, 2010
Lance Ullom

/S/ CHARLES W. WOLCOTT	Director	March 10, 2010
Charles W. Wolcott

COHEN & COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Audit Committee of Cohen & Company Inc.

We have audited the accompanying consolidated balance sheets of Cohen & Company Inc. (a Maryland corporation) (the “Company”), as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in members’/stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cohen & Company Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 10, 2010

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$69,692	$31,972
Receivables	4,268	9,890
Due from related parties	1,255	8,449
Investments-trading	135,428	16,774
Other investments, at fair value	43,647	59,804
Receivables under resale agreements	20,357	—
Goodwill	9,551	8,728
Other assets	15,244	22,036

Total assets	$299,442	$157,653

Liabilities
Accounts payable and other liabilities	$13,039	$8,688
Due to broker	13,491	—
Accrued compensation	7,689	11,823
Due to related parties	—	135
Trading securities sold, not yet purchased, at fair value	114,712	—
Deferred income taxes	10,899	—
Debt (includes $3,807 and $9,094 of notes payable to related parties, respectively)	61,961	76,094

Total liabilities	221,791	96,740

Commitments and contingencies (See Note 23)

Stockholders’ / Members’ Equity
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, 1 share issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, no shares issued and outstanding	—	—
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 10,292,947 shares issued and outstanding, including 36,109 unvested restricted share awards	10	—
Additional paid-in capital	58,121	—
Cohen Brothers, LLC members’ equity	—	51,622
Accumulated deficit	(170)	—
Accumulated other comprehensive loss	(1,292)	(1,725)
Treasury stock at cost (50,400 shares of Common Stock)	(328)	—

Total controlling interest	56,341	49,897
Noncontrolling interest	21,310	11,016

Total stockholders’/members’ equity	77,651	60,913

Total liabilities and stockholders’/members’ equity	$299,442	$157,653

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except share or unit and per share or per unit information)

	Year Ended December 31,
	2009	2008	2007
Revenues
Net trading	$44,165	$18,234	$232
Asset management	31,148	63,844	72,154
New issue and advisory	1,816	7,249	123,993
Principal transactions and other income	6,957	(6,038)	(7,204)

Total revenues	84,086	83,289	189,175

Operating expenses
New issue costs	88	1,218	22,221
Compensation and benefits	70,519	53,115	161,768
Business development, occupancy, equipment	5,469	6,935	9,870
Professional services and other operating	16,578	13,175	11,552
Depreciation and amortization	2,543	4,023	2,726
Impairment of intangible asset	—	2,078	—

Total operating expenses	95,197	80,544	208,137

Operating income / (loss)	(11,111)	2,745	(18,962)

Non operating income / (expense)
Change in fair value of interest rate swap	6	(597)	(561)
Interest expense	(4,980)	(8,546)	(11,019)
Gain on sale of management contracts	7,746	—	—
Income / (loss) from equity method affiliates	(3,455)	262	11,719

Loss before income tax expense (benefit)	(11,794)	(6,136)	(18,823)
Income tax expense	9	2,049	2,757

Net loss	(11,803)	(8,185)	(21,580)
Less: Net income/(loss) attributable to the noncontrolling interest	(98)	(1,259)	3,067

Net loss attributable to Cohen & Company Inc.	$(11,705)	$(6,926)	$(24,647)

Loss per common share/membership unit – basic and diluted:
Loss per common share/membership unit	$(1.21)	$(0.72)	$(2.83)

Weighted average shares/membership units outstanding-basic and diluted	9,639,475	9,590,525	8,720,121

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Stockholders’ / Members’ Equity

(Dollars in Thousands)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cohen Brothers, LLC Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total	Comprehensive Income (Loss)

Balance at December 31, 2006	$—	$—	$—	$—	$11,352	$8,726	$—	$502	$20,580	$—
Equity-based compensation	—	—	—	—	45,561	—	—	—	45,561	—
Issuance of member units in private offering, net	—	—	—	—	99,308	—	—	—	99,308	—
Issuance of members units, purchase of noncontrolling interest	—	—	—	—	14,660	—	—	—	14,660	—
Repurchase of units, net	—	—	—	—	(77)	—	—	—	(77)	—

Distributions	—	—	—	—	(73,695)	—	—	—	(73,695)	—
Noncontrolling interest distributions	—	—	—	—	—	—	—	(3,569)	(3,569)	—

Net loss	—	—	—	—	(24,647)	—	—	3,067	(21,580)	(21,580)
Change in unrealized loss on securities	—	—	—	—	—	(21,566)	—	—	(21,566)	(21,566)
Foreign currency items	—	—	—	—	—	751	—	—	751	751

Income tax effect	—	—	—	—	—	468	—	—	468	468

Balance at December 31, 2007	$—	$—	$—	$—	$72,462	$(11,621)	$—	$—	$60,841	$(41,927)

Noncontrolling interest contributions	—	—	—	—	—	—	—	12,275	12,275	—
Cumulative effect adjustment for the adoption of fair value option provisions of FASB ASC 825	—	—	—	—	(12,223)	11,813	—	—	(410)	—
Tax on cumulative effect adjustment for the adoption of fair value option provisions of FASB ASC 825	—	—	—	—	253	(253)	—	—	—	—
Equity-based compensation	—	—	—	—	6,177	—	—	—	6,177	—
Repurchase of units, net	—	—	—	—	(295)	—	—	—	(295)	—

Distributions	—	—	—	—	(7,826)	—	—	—	(7,826)	—

Net loss	—	—	—	—	(6,926)	—	—	(1,259)	(8,185)	(8,185)
Foreign currency items	—	—	—	—	—	(1,664)		—	(1,664)	(1,664)

Balance at December 31, 2008	$—	$—	$—	$—	$51,622	$(1,725)	$—	$11,016	$60,913	$(9,849)

Deconsolidation of subsidiary	—	—	—	—	—	—	—	(11,005)	(11,005)	—
Equity-based compensation	—	—	207	—	6,243	—	—	106	6,556	—

Distributions	—	—	—	—	(4,746)	—	—	—	(4,746)	—

Net loss	—	—	—	(170)	(11,535)	—	—	(98)	(11,803)	(11,803)
Merger and Reorganization	—	10	57,914	—	(41,584)	—	(328)	21,291	37,303	—
Foreign currency items	—	—	—	—	—	433	—	—	433	433

Balance at December 31, 2009	$—	$10	$58,121	$(170)	$—	$(1,292)	$(328)	$21,310	$77,651	$(11,370)

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(11,803)	$(8,185)	$(21,580)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of management contracts	(7,746)	—	—
Equity-based compensation	6,556	6,177	45,561
Other than temporary impairment — other investments	—	—	1,141
Realized loss / (gain) on other investments	(9,959)	(12,601)	145
Change in unrealized loss on investments-trading and trading securities sold, not yet purchased	4,832	94	16,539
Change in unrealized loss on other investments	4,349	26,608	—
Depreciation and amortization	2,543	4,023	2,726
Impairment of intangible assets	—	2,078	—
Loss/(income) from equity method affiliates	3,455	(262)	(11,719)
Change in operating assets and liabilities, net:
(Increase) decrease in receivables	4,083	2,583	(959)
(Increase) decrease in investments-trading, net	(3,030)	8,476	(33,078)
(Increase) decrease in other assets, net	7,399	(5,950)	13,797
(Increase) decrease in receivables under resale agreement	(20,357)	—	4,960
Change in due to / from related parties, net	6,444	4,321	(10,203)
Increase (decrease) in accrued compensation	(4,186)	(16,771)	(6,128)
Increase (decrease) in accounts payable and other liabilities	(526)	(5,762)	181
Increase (decrease) in trading securities sold, not yet purchased, net	15,000	—	—
Change in due to/from broker, net	10,275	887	(2,776)
Increase (decrease) in securities sold under agreement to repurchase	—	—	(15,590)

Net cash provided by (used in) operating activities	7,329	5,716	(16,983)

Investing activities
Cash acquired from Merger with AFN	76,938	—	—
Sales of investment, VIE	—	—	22,305
Purchases of investments, VIE	—	—	(21,305)
Purchase of investments-other investments, at fair value	(690)	(34,688)	(16,977)
Proceeds from sale of management contracts	7,746	—	—
Sales of other investments, at fair value	10,000	40,000	3,929
Investment in equity method affiliates	(2,501)	(100)	(7,871)
Return from equity method affiliates	925	500	—
Return of principal, other investments, at fair value	2,233	26	391
Purchase of furniture, equipment, and leasehold improvements	(691)	(238)	(2,275)
Acquisition of noncontrolling interest	—	—	(33)
Repayment of principal, promissory note	—	—	3,529

Net cash provided by (used in) investing activities	93,960	5,500	(18,307)

Financing activities
Issuance of debt	—	—	99,960
Repayment of debt	(57,050)	(63,000)	(48,244)
Issuance of subordinated notes payable to related parties	—	9,000	—
Payments for deferred issuance and financing costs	(988)	—	—
Repurchase of employee units	—	(295)	(77)
Issuance of debt, VIE	—	—	21,305
Repayment of debt, VIE	—	—	(22,310)
Noncontrolling interest contributions / (distributions)	—	12,275	(3,569)
Proceeds from private offering, net of costs of $692	—	—	99,308
Payment of share issuance costs	(1,233)	—	—
Distributions	(4,746)	(7,826)	(84,553)

Net cash (used in) provided by financing activities	(64,017)	(49,846)	61,820

Effect of exchange rate on cash	448	(1,573)	(69)

Net increase (decrease) in cash and cash equivalents	37,720	(40,203)	26,461
Cash and cash equivalents, beginning of year	31,972	72,175	45,714

Cash and cash equivalents, end of year	$69,692	$31,972	$72,175

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

1. ORGANIZATION AND NATURE OF OPERATIONS

The Formation Transaction

Cohen Brothers, LLC (d/b/a Cohen & Company) (“Cohen Brothers”) was formed on October 7, 2004 by Cohen Bros. Financial, LLC (“CBF”). Cohen Brothers is the majority owned operating subsidiary of Cohen & Company, Inc. (see description of the Company below). Cohen Brothers was formed to acquire the net assets of CBF’s subsidiaries (the “Formation Transaction”): Cohen Bros. & Company, Inc.; Cohen Frères SAs; Dekania Investors, LLC; Emporia Capital Management, LLC; and the majority interest in Cohen Bros. & Tororian Investment Management, Inc. The Formation Transaction was accomplished through a series of transactions occurring between March 4, 2005 and May 31, 2005.

The Company

On December 16, 2009, Cohen Brothers completed its merger (the “Merger”) with a subsidiary of Alesco Financial Inc. (“AFN”) (now Cohen & Company Inc.), in accordance with the terms of the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC (“Merger Sub”), a wholly owned subsidiary of AFN, and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009 and September 30, 2009 (the “Merger Agreement”), pursuant to which the Merger Sub merged with and into Cohen Brothers, with Cohen Brothers as the surviving entity and majority owned subsidiary of Cohen & Company Inc.

Prior to the Merger, AFN was a holding company that held its consolidated assets and conducted its operations primarily through its majority-owned subsidiaries. Pursuant to the Merger Agreement, AFN contributed to Merger Sub substantially all of its assets and certain of its liabilities not already owned, directly or indirectly, by Merger Sub and retained obligations under its outstanding convertible senior debt and junior subordinated notes. Pursuant to the Merger Agreement, each holder of a Cohen Brothers Class A membership unit, together with one Cohen Brothers Class B membership unit, with respect to such membership units, received either: (1) 0.57372 shares of Common Stock or (2) retained 0.57372 new membership units in Cohen Brothers.

In connection with the Merger, the Company received 10,343,347 of new membership units in Cohen Brothers. Cohen Brothers had a total of 15,626,903 units outstanding as of the date of the Merger giving the Company an effective ownership of 66.2% of Cohen Brothers.

Of the 5,283,556 Cohen Brothers membership units not held by the Company, Daniel G. Cohen, through Cohen Brothers Financial LLC (“CBF”) a singe member LLC, holds 4,983,557 Cohen Brothers membership units. Each of Mr. Cohen’s Cohen Brothers membership units is redeemable at Mr. Cohen’s option, at any time on or after January 1, 2013, for (i) cash in amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. Other members of Cohen Brothers hold a total of 299,999 units. These units have the same redemption rights as described for Mr. Cohen except that the members holding these units may elect to redeem their shares at any time after June 17, 2010.

In exchange for all of his Cohen Brothers Class C membership units, Mr. Cohen, through CBF, received one share of the Company’s Series A Voting Convertible Preferred Stock (“Series A Preferred Stock”), which has no economic rights but gives Mr. Cohen the right to nominate and elect a number equal to at least one-third (but less than a majority) of the total number of directors on the Company’s board of directors. See note 15.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the transaction was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer and all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. As used in these consolidated financial statements, the term “the Company” refers to the operations of Cohen Brothers and its consolidated subsidiaries from January 1, 2007 through to December 16, 2009 and the combined operations of the merged company and its consolidated subsidiaries subsequent to December 17, 2009. “AFN” refers to the historical operations of Alesco Financial Inc. through the December 16, 2009 Merger date. As a result of the Merger, all prior period membership unit and per unit amounts presented have been retroactively restated based on the exchange ratio determined in connection with the Merger of 0.57372.

AFN, a Maryland corporation, resulted from a reverse merger between Alesco Financial Trust, a private Maryland real estate investment trust (“REIT”), and a subsidiary of Sunset Financial Resources (“Sunset”), a publicly-traded Maryland REIT, which merger was completed on October 6, 2006 and was traded on the New York Stock Exchange under the ticker symbol “AFN.” AFN was a specialty finance company that invested in multiple target asset classes, subject to maintaining its qualification as a REIT under the Internal Revenue Code and its exemption from regulation under the Investment Company Act of 1940, as amended.

Effective January 1, 2010, the Company ceased to qualify as a REIT. On December 17, 2009, the Company began trading on the NYSE Amex under the ticker symbol “COHN.” The Company, through its subsidiaries, is an investment firm specializing in credit related fixed income investments. As of December 31, 2009, the Company had $16.2 billion in assets under management (“AUM”).

The Company’s business is organized into three business segments:

Capital Markets: The Company’s Capital Markets segment consists of credit-related fixed income securities sales and trading primarily through its broker dealer subsidiary, Cohen & Company Securities, LLC (“CCS”). The Company’s fixed income sales and trading group provides trade execution to corporate and institutional investors. The Company specializes in the following products: high grade corporate bonds, high yield corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), collateralized loan obligations (“CLOs”), collateralized bond obligations, commercial mortgage backed securities (“CMBS”), hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments.

Asset Management: The Company serves the needs of client investors by managing assets within investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations (collectively referred to as “Investment Vehicles”). A collateralized debt obligation (“CDO”) is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lender will have recourse only to the assets securing the loan. The Company’s Asset Management segment includes its fee based asset management operations which include ongoing base and incentive management fees.

Principal Investing: The Company’s Principal Investing segment is comprised primarily of its seed capital investments in Investment Vehicles it manages.

The Company generates its revenue by segment primarily through the following activities:

Capital Markets:

•	trading activities of the Company which include riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

•

new issue and advisory revenue comprised primarily of (i) origination fees for corporate debt issues originated by the Company; (ii) revenue from advisory services; and (iii) new issue securitization revenue associated with arranging new securitizations;

Asset Management:

•

asset management fees for the Company’s on-going services as asset manager charged and earned by managing Investment Vehicles, which may include fees both senior and subordinated to the securities in the Investment Vehicle;

•	incentive management fees earned based on the performance of the various Investment Vehicles;

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Principal Investing:

•

gains and losses (unrealized and realized) and income and expense earned on securities (primarily seed capital investments in original issuance of Investment Vehicles the Company manages) classified as other investments, at fair value; and

•	income or loss from equity method affiliates.

The activities noted above are carried out through the following main operating subsidiaries:

1.	Cohen & Company Financial Management, LLC acts as asset manager and investment advisor to the Company’s Alesco brand CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.

2.	Dekania Capital Management, LLC acts as asset manager and investment advisor to the Company’s Dekania and pre-2007 Dekania-Europe brand CDOs. Dekania brand CDOs invest primarily in insurance TruPS and insurance company subordinated debt denominated in U.S. Dollars. Dekania-Europe brand CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros.

3.	Strategos Capital Management, LLC (“Strategos”) acts as asset manager and investment advisor to the Company’s CDOs that invested primarily in high grade and mezzanine asset backed securities. Additionally, Strategos acts as manager for Strategos Deep Value Mortgage Funds and manages client funds under separate account arrangements.

4.	Brigadier Capital GP, LLC and Brigadier Capital Management, LLC earn the management fees and investment returns related to the Company’s master-feeder hedge fund, Brigadier Capital Master Fund Ltd.

5.	CCS is a securities broker-dealer, which provides several classes of service, including securities brokerage and investment banking services. CCS is a broker dealer registered with the Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority (“FINRA”), and the Securities Investor Protection Corporation. It provides trade execution to corporate and institutional investors and specializes in the following products: high grade corporate bonds, high yield corporate bonds and loans, ABS, MBS, CLOs, CMBS, TruPS, whole loans, and other structured financial instruments.

6.	Cohen Asia Investments Ltd. owns 50% of Star Asia Management, Ltd. (“Star Asia Manager) which is the external manager of Star Asia Finance, Ltd. (“Star Asia”) and earns management fees and incentive fees related to this entity. Star Asia invests in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments.

11.	EuroDekania Management Limited is a Financial Services Authority Regulated Firm in the United Kingdom and acts as the external manager of EuroDekania Limited (“EuroDekania”) and earns management fees and incentive fees related to this entity. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CLOs, CMBS, residential mortgage backed securities (“RMBS”), and widely syndicated leverage loans.

Since 2007, EuroDekania Management Limited has acted as asset manager and investment advisor to the Company’s 2007 and later Dekania-Europe brand CDOs. Dekania-Europe brand CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros.

12.	Cohen & Compagnie SAs (formerly Cohen Freres SAs), the Company’s French subsidiary, acts as a credit research advisor to Dekania Capital Management, LLC and EuroDekania Management Limited in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all collateral or assets included in Dekania Europe CDOs.

13.	Cohen Securities Funding, LLC is a subsidiary of the Company that holds certain investments classified as investments – trading and other investments, at fair value.

2. BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. GAAP. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Merger was completed on December 16, 2009 and was accounted for as a reverse merger. See note 4.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation

The consolidated financial statements reflect the accounts of Cohen & Company Inc. and the accounts of its majority-owned subsidiary, Cohen Brothers and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

B. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments that have maturities of three months or less. Most cash and cash equivalents are in the form of short-term investments and are not held in federally insured bank accounts.

D. Adoption of New Accounting Standards

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification” or “FASB ASC 105”) as the sole source of authoritative generally accepted accounting principles. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. Pursuant to the provisions of FASB ASC 105, the Company has updated references to US GAAP in its financial statements issued for the year ended December 31, 2009. The adoption of FASB ASC 105 did not impact the Company’s results of operations, financial position, or liquidity.

Fair Value Measurements Applicable to Nonfinancial Assets and Nonfinancial Liabilities

In February 2008, the FASB issued new guidance for the accounting for nonfinancial assets and nonfinancial liabilities. The guidance which is included in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), permitted a one-year deferral of the application of fair value accounting for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of applicable nonfinancial assets and nonfinancial liabilities include, but are not limited to:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination that are not subsequently remeasured (nonrecurring fair value measurements);

•

Reporting units measured at fair value in the goodwill impairment test as described in FASB ASC 350, Intangibles – Goodwill and Other, and nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment test, if applicable; and

•	Nonfinancial long-lived assets measured at fair value for impairment assessment under FASB ASC 360, Property, Plant and Equipment.

The Company adopted the standard after the expiration of the one year deferral period effective January 1, 2009. The adoption did not have an impact on the Company’s financial statements or disclosures for the year ended December 31, 2009. However, this is an ongoing assessment and it may impact the Company’s financial statements in the future.

Fair Value Measurements – Measuring Liabilities at Fair Value

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“ASU 2009-05”) which amends FASB ASC 820 for the accounting for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: 1) the quoted price of the identical liability when traded as an asset, 2) the quoted prices for similar liabilities or similar liabilities when traded as assets and/or 3) another valuation technique that is consistent with the principles of fair value measurements. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance was effective for interim and annual periods beginning after August 27, 2009. The adoption of the guidance included in ASU 2009-05 did not have an impact on the Company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is included in FASB ASC 810, Consolidation (“FASB ASC 810”), establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements as opposed to mezzanine equity. This new guidance also changes the way the consolidated statement of operations is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of net income attributable to the parent and to the noncontrolling interest. This new guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. For all periods in which a consolidated balance sheet is presented, the Company reclassified all amounts, from the former “minority interest” caption, formerly displayed between total liabilities and members’ equity, to a new line item, “noncontrolling interests,” which is included in members’/stockholders’ equity. Additionally, in the statement of operations, the Company does not deduct any noncontrolling interest in determining net income. Rather, the Company displays, below net income on the face of the statement of operations, the portion of consolidated net income or loss that is attributable to the controlling and noncontrolling interests. Other than the reclassification described above, the adoption of this new guidance on January 1, 2009 did not have a material effect on the Company’s financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued revised guidance for the accounting for business combinations. The objective of the revised guidance, which is included in FASB ASC 805, Business Combinations (“FASB ASC 805”), is to improve the comparability of the information that a reporting entity provides in its financial reports about a business combination. To achieve these objectives, the revised guidance establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The acquirer is required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in this statement. The revised guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The Company adopted the revised guidance on January 1, 2009 and applied the revised guidance to account for the consummation of the Merger. See note 4.

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

In February 2008, the FASB issued new guidance to address situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Under the new guidance, which is included in FASB ASC 860, Transfers and Servicing (“FASB ASC 860”), it is presumed that an initial transfer of a financial asset and a repurchase are considered part of the same arrangement, known as a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing may not be evaluated as a linked transaction and must be evaluated separately under accounting for transfers and servicing. The provisions mentioned above became effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company did not enter into any collateralized securities transactions as of or during the twelve months ended December 31, 2009. The Company’s adoption of these provisions on January 1, 2009 did not have an impact on its consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance which is included in FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), provides for enhanced disclosures about how and why an entity uses derivative instruments and where those derivatives and related hedged items are reported in the entity’s financial statements. The provisions of the new guidance were effective for fiscal years and interim periods beginning after November 15, 2008. Since these provisions require only additional disclosures concerning derivatives and hedging activities, the adoption of the new guidance on January 1, 2009 did not have an impact on the Company’s consolidated financial statements. See note 9 for additional discussion about the Company’s derivative instruments.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. Under the revised guidance, which is included in FASB ASC 805 an acquirer is required to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of FASB ASC 450, Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. These provisions are effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the revised guidance upon its issuance in April 2009 and the Company consummated the Merger on December 16, 2009. The revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination apply to this transaction. See note 4.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is included in FASB ASC 825, Financial Instruments (“FASB ASC 825”), requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required in annual financial statements. The provisions of the new guidance were effective for interim reporting periods ending after June 15, 2009. This rule does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures only for periods ending after initial adoption are required. Since the provisions discussed above require only additional disclosures concerning interim periods, the adoption of the new guidance during the second quarter of 2009 did not have an impact on the Company’s consolidated financial statements. See note 3-V.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is included in FASB ASC 320, Investments – Debt and Equity Securities (“FASB ASC 320”), entities are required to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. The provisions of the new guidance were effective for interim and annual reporting periods ending after June 15, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, this rule requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of the new guidance during the second quarter of 2009 did not have an impact on its consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. According to the new guidance which is included in FASB ASC 820, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or the liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or the liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. The provisions of this new guidance were effective for periods ending after June 15, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, the new guidance requires comparative disclosures only for periods ending after the initial adoption. The Company adopted the provisions of this new guidance effective April 1, 2009 and its application did not have an impact on its consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is included in FASB ASC 855, Subsequent Events (“FASB ASC 855”), establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Specifically, the new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The new guidance provides largely the same guidance on subsequent events which previously existed only in auditing literature. The provisions of the new guidance were effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company adopted the provisions of the new guidance effective for the second quarter of 2009 and their adoption did not have an impact on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”) which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. These two amendments included in ASU 2010-09 were effective upon issuance. The Company’s adoption of ASU 2010-09 did not have an impact to our consolidated financial statements as it pertains to disclosures.

Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities

In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-06, Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosures Amendments for Nonpublic Entities (“ASU 2009-06”). ASU 2009-06 provides additional implementation guidance on accounting for income tax uncertainties as well as rescinds for nonpublic entities certain disclosure requirements. The new implementation guidance pertains to determining whether income tax paid by an entity is attributable to the entity or its owners, determining what constitutes a tax position for a pass-through or tax-exempt not-for-profit entity, and accounting for uncertainty in income taxes in consolidated or combined financial statements containing both taxable and nontaxable entities. The guidance is presented in examples of how to apply the requirements on accounting for income tax uncertainties in FASB ASC 740, Income Taxes, and is not intended to change practice for those entities already applying the requirements. ASU 2009-06 is effective for interim and annual periods ending after September 15, 2009, if the reporting entity is currently applying provisions for the accounting for uncertainty in income taxes; otherwise, it is effective for annual periods beginning after December 15, 2009. The adoption of the guidance in ASU 2009-06 by the Company during the third quarter of 2009 did not have an impact on the consolidated financial statements.

Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent)

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternative investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include investments in hedge funds, private equity funds, and venture capital funds. The new guidance is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. Entities that elected to early adopt the provisions of ASU 2009-12, were not required to early adopt the disclosure provisions. As of December 31, 2009, the Company’s investments falling within the scope of ASU 2009-12 are its investments in hedge funds and permanent capital vehicles. Refer to notes 3-E and 8 of this Annual Report on Form 10K for additional disclosure related to the Company’s investments. The Company’s adoption of the provisions of ASU 2009-12 during the third quarter of 2009 did not have a material impact on its consolidated financial statements.

E. Financial Instruments

The Company accounts for its investment securities at fair value under various accounting literature including FASB ASC 320 pertaining to investments in debt and equity securities and the fair value option of financial instruments in FASB ASC 825. The Company also accounts for certain assets at fair value under the applicable industry guidance, namely FASB ASC 946, Financial Services-Investment Companies.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

The Company adopted the fair value measurement provisions included in FASB ASC 820 applicable to financial assets and financial liabilities (except for certain provisions related to nonfinancial assets and nonfinancial liabilities that had a delayed effective date of January 1, 2009, see note 3-D) effective January 1, 2008. FASB ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and requires additional disclosures about fair value measurements. The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (an exit price). An exit price valuation will include margins for risk even if they are not observable. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). The Company applied the provisions of FASB ASC 820 prospectively to financial assets and financial liabilities that are required to be measured at fair value under existing U.S. GAAP. Upon adoption of the fair value measurement provisions of FASB ASC 820 on January 1, 2008, the Company did not record a cumulative effect adjustment of applying FASB ASC 820 to the Company’s opening members’ capital, as the Company already had previously recorded its assets and its liabilities at fair value. See note 8 for additional information regarding FASB ASC 820.

In conjunction with the adoption of the provisions included in FASB ASC 820, the Company also adopted on January 1, 2008 the fair value option provisions included in FASB ASC 825. This standard provides companies the option of reporting certain instruments at fair value (with changes in fair value recognized in the statement of operations) which were previously either carried at cost, not recognized on the financial statements, or carried at fair value with changes in fair value recognized as a component of equity rather than in the statement of operations. The election is made on an instrument-by-instrument basis and is irrevocable. The provisions included in FASB ASC 825 provided entities with a one-time opportunity, upon initial adoption of these provisions, to elect the fair value option for existing eligible items. Upon such election, any differences between the beginning carrying amount of the selected item and its fair value as of the effective date would be included in the cumulative effect adjustment to beginning members’ equity and all subsequent changes in fair value for the instrument would be reported in earnings. The Company elected to apply the fair value option to the following financial assets existing at the time of the adoption:

1.	All of the Company’s available for sale securities reported as other investments, at fair value on the consolidated balance sheets; and

2.	The Company’s investments in the equity method investees of Brigadier and Muni Funding Company of America, LLC (“MFCA”).

See note 8 for the information regarding the effects of applying the fair value option to the Company’s financial instruments on the Company’s consolidated financial statements for the year ended December 31, 2009.

The changes in fair value (realized and unrealized gains and losses) of these instruments are recorded in principal transactions and other income in the consolidated statements of operations. See note 8 for further information.

FASB ASC 320 requires that the Company classify its investments as either (i) held to maturity, (ii) available for sale, or (iii) trading. This determination is made at the time a security is purchased. FASB ASC 320 requires that both trading and available for sale securities are to be carried at fair value. However, in the case of trading assets, both unrealized and realized gains and losses are recorded in the statement of operations. For available for sale securities, only realized gains and losses are recognized in the statement of operations while unrealized gains and losses are recognized as a component of other comprehensive income.

In the period presented, all securities were either classified as trading or available for sale. No securities were classified as held to maturity. Furthermore, the Company elected the fair value option, in accordance with FASB ASC 825, for all securities that were classified as available for sale. Therefore, all securities owned by the Company were accounted for at fair value with unrealized and realized gains and losses recorded in the statement of operations.

All securities that are classified as trading are included in investments-trading. However, when the Company acquires an investment that is classified as available for sale, but for which the Company elected the fair value option under FASB ASC 825, a distinction is made that impacts the Company’s accounting treatment. If the investment is expected to be managed by employees of the Company’s Capital Markets’ segment, the investment is also classified as investments-trading. Otherwise, the investment is classified as other investments, at fair value. In general, investments-trading represent securities acquired in the secondary market while other investments, at fair value represent investments obtained in primary issuances or as seed investments in Investment Vehicles managed by the Company.

The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, or, when such quotations are unavailable, valuation models prepared by the Company’s management. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Also, from time to time, the Company may be deemed to be the primary beneficiary of a variable interest entity and may be required to consolidate it and its investments under the provisions included in FASB ASC 810, Consolidation (“FASB ASC 810”). See note 3-J. In those cases, the Company’s classification of the assets as trading, other investments, at fair value, available for sale, or held to maturity will depend on the investment’s intended use by the variable interest entity.

Investments-trading

Unrealized and realized gains and losses on securities classified as investments-trading are recorded in net trading in the consolidated statements of operations.

Other Investments, at fair value

All gains and losses (unrealized and realized) from securities classified as other investments, at fair value in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statements of operations. However, prior to the adoption of the fair value option provisions included in FASB ASC 825 on January 1, 2008, certain investments classified as other investments, at fair value were accounted for as available for sale securities. Accordingly, for those securities, unrealized gains and losses were included as a component of other comprehensive income in the consolidated statements of changes in members’/stockholders’ equity.

When a security treated as available for sale was sold, the resulting realized gain or loss was reclassified from the accumulated other comprehensive income component of members’/stockholders’ equity to principal transactions and other income in the consolidated statements of operations. Periodically, the Company reviewed the carrying value of its available for sale securities. If it deemed an unrealized loss to be other than temporary, it recorded the impairment in the consolidated statements of operations in principal transactions and other income.

The Company exercised its judgment in determining whether an investment security had sustained an other than temporary decline in value. The Company’s evaluation was dependent upon the specific facts and circumstances of each investment. The Company considered the size of the decline relative to the amortized cost of the security, the length of time that the security’s fair value had been below its amortized cost, the financial condition of the issuer, and the Company’s intention and ability to hold the investment for a sufficient period of time to allow for recovery of the amortized cost of its investment.

Trading Securities Sold, Not Yet Purchased, at fair value

Trading securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated balance sheets. Unrealized and realized gains and losses on trading securities sold, not yet purchased are recorded in net trading in the consolidated statement of operations. See note 8.

F. Investment Vehicles

As of December 31, 2009 and 2008, the Company had investments in several Investment Vehicles. When making an investment in an Investment Vehicle, the Company must determine the appropriate method of accounting for the investment. In most cases, the Company will either (i) consolidate the Investment Vehicle; (ii) account for its investment under the equity method of accounting or (iii) account for its investment as a marketable equity security under the provisions of FASB ASC 320. In the case of (ii) and (iii), the Company may account for its investment at fair value under the fair value option election included in FASB ASC 825.

The Company may treat an investment in equity of an entity under the equity method of accounting when it has significant influence (as described in the Codification) in the investee. Significant influence is commonly interpreted as owning between 20% and 50% of an investee. However these percentages are only a guideline and the Company considers the unique facts and circumstances of each investment. In addition, the Company may elect to account for its investment at fair value under the fair value option included in FASB ASC 825.

The Company consolidates an investment when it has control of the investee. In general, control is interpreted as owning in excess of 50% of the voting interest of an investee. However, this percentage is only a guideline and the Company considers the unique facts and circumstances of each investment. In addition, if the Company determines the investee is a variable interest entity and the Company is the primary beneficiary, the Company will consolidate the investee under the requirements for the consolidation of variable interest entities included in FASB ASC 810.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

If the Company determines that it is not required to consolidate an investee and does not have significant influence over the investee, it will account for the investment as a marketable equity security under the provisions included in FASB ASC 320.

The following discussion describes the Company’s accounting policy as it pertains to certain of the Company’s Investment Vehicles, the associated management contracts, and other related transactions.

Alesco Financial Inc. (“AFN”)

The Company’s subsidiary, Cohen Brothers, had an investment in and, prior to the Merger, served as external manager of AFN. See note 4.

AFN was a publicly traded REIT prior to the consummation of the Merger. AFN historically invested in (i) subordinated debt financings originated by the Company or third parties, primarily in the form of TruPS issued by banks or bank holding companies and insurance companies, and surplus notes issued by insurance companies; (ii) leveraged loans made to small and mid-sized companies in a variety of industries, including the consumer products and manufacturing industries; and (iii) mortgage loans and other real estate related senior and subordinated debt securities, RMBS, and CMBS.

As of December 31, 2008, the Company owned less than 1% of AFN’s outstanding shares. The Company’s chairman and chief executive officer served as the chairman of AFN and the Company’s former chief operating officer (who served in this capacity until December 16, 2009) served as a member of AFN’s board of directors and was the chief executive officer of AFN prior to the consummation of the Merger in December 2009.

Prior to the consummation of the Merger, the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825 effective January 1, 2008. Prior to 2008, the Company accounted for its investment as a marketable equity security classified as available for sale. See notes 3-E, 4 and 8 for further information. Upon the consummation of the Merger, the Company reclassified Cohen Brother’s investment to treasury stock on the Company’s consolidated balance sheets in December 2009.

Cohen Brothers served as external manager of AFN prior to the consummation of the Merger. The management contract for AFN included a base fee, an incentive fee, and an asset management fee credit.

(i)	The base fee was calculated as a percentage of the equity of AFN (as defined in the agreement) and was determined on a monthly basis. The base fee was required to be approved by the board of AFN.

(ii)	The incentive fee was calculated based on the percentage that AFN’s net income (as defined in the agreement) exceeded certain thresholds and was determined and paid on a quarterly basis. There was no recapture of incentive fee earned or paid in previous quarters. The incentive fee was required be approved by the board of AFN.

(iii)	The management fee credit reduced the amount otherwise payable by AFN by an amount equal to AFN’s proportionate share, based on AFN’s equity interest in a CDO, of any asset management fees paid to the Company for managing a CDO in which AFN invested. It was determined on a quarterly basis. The management fee credit could reduce the base fee and incentive fee earned in any quarter, but it could not reduce it below zero. It could not be applied against base management fees or incentive fees earned in previous quarters. The Company recorded the base and incentive management fees (net of applicable management fee credit) on a quarterly basis in the periods prior to the consummation of the Merger.

See note 4 for further discussion on the Merger.

Brigadier

The Company has an investment in and serves as external manager of a series of investment funds and related entities (collectively, “Brigadier”).

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Brigadier, formed by the Company in May 2006, is a series of investment funds that primarily earns investment returns by investing in various fixed income and credit market related investments and securities through its master fund (described below). Brigadier has a single master fund and two feeder funds. One feeder fund is referred to as the onshore feeder fund and is designed for investors that are non tax exempt U.S. taxpayers. Foreign and U.S. tax-exempt investors invest through a second feeder fund referred to as the offshore feeder fund.

The Company is the general partner and made an initial investment in the onshore feeder fund. The Company has no ownership interest in the offshore feeder fund. In addition to being general partner of the onshore feeder fund, the Company has made an investment as a limited partner as well.

The provisions of determining whether a general partner controls a limited partnership or similar entity when the limited partners have certain rights included in FASB ASC 810, requires that the general partner be deemed to have control (and thereby consolidate the partnership), regardless of actual voting percentage, unless the other partners have substantive kick-out rights, as defined in FASB ASC 810. In the case of the onshore feeder fund, the unaffiliated limited partners can replace the Company as general partner through the vote of a simple majority of the voting interests without taking into account the Company’s limited partnership investment. Therefore, the Company has concluded that substantive kick-out rights do exist and the Company would not be deemed to have control (and is therefore not required to consolidate the investment fund).

FASB ASC 810 generally requires that an investee should be consolidated if the Company owns a majority interest unless such control is deemed to be temporary. The Company’s ownership of the onshore fund fluctuates due to contributions and redemptions from third party investors. From time to time, the Company’s ownership of the limited partnership interests has exceeded 50%. However, that ownership level has been temporary. Accordingly, the Company utilized the equity method of accounting for this investment from inception. Under the equity method of accounting, the Company recognizes its share of the partnership’s net income as income from equity method affiliates in the consolidated statements of operations. Any distributions received would be treated as a reduction in the investment balance. As of December 31, 2009 and 2008, the Company owned 85% and 40%, respectively, of the onshore fund through its general and limited partnership interests.

Effective January 1, 2008, the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E and 8 for further information.

The Company also serves as external manager of the onshore feeder fund and the offshore feeder fund. The management contract for these entities includes a base fee, an incentive fee and an asset management fee credit.

(i)	The base fee is calculated as a percentage of the net asset value of each entity (as defined in the agreement) on a monthly basis.

(ii)	The incentive fee is based on the return earned for the investors. It is determined on an annual basis.

(iii)	The management fee credit excludes, from the calculation of the base fee, the net asset value of any investments the master fund holds in Company-sponsored Investment Vehicles. It is determined on a monthly basis. The Brigadier management fee credit cannot be applied against previous month’s base fees and can not be applied against incentive fees in any case.

The base fee and management fee credit are recognized on a monthly basis. The Company recognizes the incentive fee once it is determined at the end of each year. In the event of redemptions, the incentive fees attributable to the redeeming investors are fixed at that point in time. Therefore, the Company will recognize during the year, any incentive fees guaranteed to it on the redeemed investment for the stub period of a year up to the redemption. The Company accrues for the guaranteed incentive fee in the period the redemption occurs. The Company does not accrue any other estimated incentive fee throughout the year (i.e. incentive fee attributable to non-redeeming investors).

The Company does not earn management and incentive fees on its own investment in the onshore feeder fund.

Star Asia Management, LTD (“Star Asia Manager”) and Star Asia Finance, Limited (“Star Asia”)

The Company has an investment in Star Asia Manager and an investment in Star Asia. Star Asia Manager serves as external manager to Star Asia.

Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments.

As of December 31, 2009 and 2008, the Company directly owned approximately 11% and 9%, respectively, of Star Asia’s outstanding shares. In addition, the Company’s chairman and chief executive officer is one of seven members of the board of

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

directors of Star Asia. The Company concluded that this arrangement does not rise to the level of significant influence and accounted for its investment as a marketable equity security classified as available for sale prior to 2008. Effective January 1, 2008, the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option election included in FASB ASC 825. See notes 3-E and 8 for further information.

In January 2007, the Company made an initial investment in Star Asia Manager. Mercury Partners, LLC (“Mercury”) made an equal investment in Star Asia Manager. The Company and Mercury each own 50% of Star Asia Manager. Accordingly, the Company has concluded it does not control Star Asia Manager and treats its investment under the equity method. The Company did not elect to carry its investment at fair value under the fair value option election included in FASB ASC 825. See note 8 for further information.

Star Asia Manager also serves as external manager of Star Asia. The management contract includes a base fee, an incentive fee, and an asset management fee credit.

(i)	The base fee is calculated as a percentage of the equity of Star Asia (as defined in the agreement) and is determined on a monthly basis.

(ii)	The incentive fee is calculated based on the percentage that Star Asia’s net income exceeds certain thresholds and is determined on a quarterly basis. There is no recapture of incentive fee earned or paid in previous quarters.

(iii)	The management fee credit reduces the amount otherwise payable by Star Asia by an amount equal to Star Asia’s proportionate share, based on Star Asia’s equity interest in a CDO, of any asset management fees paid to the Company or Mercury for managing a CDO in which Star Asia invests. It is determined on a monthly basis. The management fee credit can reduce the base fee earned in any month and incentive fee earned in any quarter, but can not reduce either below zero. It cannot be applied against base management fees earned in previous months and incentive fees earned in previous quarters.

Star Asia Manager recognizes the base fee and management fee credit on a monthly basis. Star Asia Manager recognizes the incentive fee on a quarterly basis. The Company recognizes its share of Star Asia Manager’s earnings on a monthly basis according to the equity method of accounting.

EuroDekania Limited (“EuroDekania”)

The Company has an investment in, and serves as external manager of EuroDekania.

EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds.

As of December 31, 2009 and 2008, the Company directly owned approximately 2% of EuroDekania’s outstanding shares. In addition, the Company’s chairman and chief executive officer is one of five members of the board of directors of EuroDekania. The Company concluded that this arrangement does not rise to the level of significant influence and accounted for its investment as a marketable equity security classified as available for sale prior to 2008. Effective January 1, 2008, the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E and 8 for further information.

The Company also serves as external manager of EuroDekania. The management contract includes a base fee, an incentive fee, and an asset management fee credit.

(i)	The base fee is calculated as a percentage of the equity of EuroDekania (as defined in the agreement). It is determined on a monthly basis.

(ii)	The incentive fee is calculated based on the percentage that EuroDekania’s net income exceeds certain thresholds and is determined on a quarterly basis. There is no recapture of incentive fee earned or paid in previous quarters.

(iii)	The management fee credit reduces the amount otherwise payable by EuroDekania by an amount equal to EuroDekania’s proportionate share, based on EuroDekania’s equity interest in a CDO, of any asset management fees paid to the Company for managing a CDO in which EuroDekania invests. It is determined on a monthly basis. The management fee credit can reduce the base fee earned in any month and incentive fee earned in any quarter, but can not reduce either below zero. It cannot be applied against base management fees earned in previous months and incentive fees earned in previous quarters.

The base fee and management fee credit are recognized on a monthly basis. The Company recognizes the incentive fee on a quarterly basis.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Muni Funding Company of America, LLC (“MFCA”)

The Company has an investment in MFCA. The Company served as external manager of MFCA from MFCA’s inception until March 18, 2009. See note 6. MFCA primarily invests in securities that are exempt from U.S. federal income taxes. MFCA is a limited liability company.

As of December 31, 2009 and 2008, the Company owned approximately 3% of MFCA’s outstanding shares. The Company’s chairman and chief executive officer serves as one of the members of the board of directors of MFCA and the Company’ president and chief executive officer of CCS (the U.S. broker dealer subsidiary) served as a member of the board of directors of MFCA until March 18, 2009. If MFCA were a corporation, the Company would have concluded that this arrangement does not rise to the level of significant influence and accounted for its investment as a marketable equity security classified as available for sale. However, because MFCA is a limited liability company which maintains separate capital accounts for each investor, the determination of significant influence falls under the scope of FASB ASC 323, Investments – Equity Method and Joint Ventures. Under the guidance in FASB ASC 323, each investor is required to utilize the equity method unless its interest is so minor that the investor would virtually have no influence over the company and its financial policies. Therefore, the Company accounted for its investment in MFCA under the equity method of accounting prior to 2008. Effective January 1, 2008, the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E and 8 for further information.

During the period that the Company served as external manager of MFCA, the Company would calculate the base fee for managing MFCA as a percentage of the equity of MFCA (as defined in the agreement) reduced by a management fee credit, if any, based on MFCA’s interest in any other Investment Vehicle managed by (and paying management fees to) the Company. The base fee and asset management fee credit were determined on a monthly basis. The Company did not record any incentive fee for the years ended December 31, 2009, 2008, or 2007.

Strategos Deep Value Mortgage Funds (“Deep Value”)

The Company has an investment in and serves as external manager of Deep Value and other related entities, a series of closed-end distressed debt funds (collectively, “Deep Value”). Deep Value raises capital from investors, and earns investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of residential mortgage backed securities and other real estate related securities, as well as other U.S. real estate related assets and related securities.

The Company formed the initial fund in October 2007 which consummated its first closing in April 2008. From the inception of the first fund through December 31, 2009, the Company has launched three master funds. The first master fund has two feeder funds. One feeder fund is referred to as the onshore fund and is designed for investors that are non tax exempt U.S. taxpayers. Foreign and U.S. tax-exempt investors invest through a second feeder fund referred to as the offshore fund. The second master fund does not have feeders. The third master fund has an offshore feeder fund only. Investors hold limited partner interests in the feeder funds (in the case of the first and third master fund) or in the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit GP, LLC (the “Deep Value GP”) serves as the general partner for the feeder funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit II GP, LLC (the “Deep Value GP II”) serve as the general partner for the offshore feeder fund (in the case of the third master fund). Deep Value GP and Deep Value GP II are collectively referred to as the “Deep Value GPs.”

The Company serves as the external manager of Deep Value. The Company owns 50% of Deep Value GP and 40% of Deep Value GP II. In addition, the Company has made limited partnership investments in certain of the feeder funds.

The Company’s Limited Partnership Investment in the Deep Value feeder funds

FASB ASC 810 generally requires that an investee should be consolidated if the Company owns a majority interest unless such control is deemed to be temporary.

As of December 31, 2008 and through the first quarter of 2009, the Company directly owned 55% in the onshore fund through its limited partnership interests. At that point in time, the Company expected its majority stake to remain in place for the life of the fund. Accordingly, the Company concluded that it should consolidate the onshore feeder fund. However, during the second quarter of 2009, the Company’s ownership percentage in the onshore feeder fund declined to 30% and continued to remain at 30% as of December 31, 2009. Accordingly, in the second quarter of 2009, the Company deconsolidated the onshore feeder fund. No gain or loss was recognized related to the deconsolidation. As of December 31, 2009, the Company’s investments in the feeder funds are included in other investments, at fair value in the consolidated balance sheets and are carried at fair value with changes in fair value recorded as a component of principal transactions and other income in the consolidated statements of operations under the fair value option provisions included in FASB ASC 825.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

The feeder funds are accounted for as investment companies under FASB ASC 946. Under FASB ASC 946, feeder funds do not consolidate the master fund that they invest in. Additionally, pursuant to the specialized accounting rules of FASB ASC 946, feeder funds reflect their pro-rata share of the individual income statement line items of their master fund similar to a proportionate consolidation. During the period the Company consolidated the onshore feeder fund, it retained the specialized accounting of these funds pursuant to FASB ASC 810. Accordingly, the onshore feeder fund’s investment in its master fund is included in other investments, at fair value in the consolidated balance sheets as of December 31, 2008. Additionally, the onshore feeder fund’s statements of operations are included in the Company’s consolidated statements of operations for the relevant periods of 2009 and 2008, prior to the deconsolidation in the second quarter of 2009. During the periods that the onshore feeder fund was consolidated, all intercompany transactions were eliminated and noncontrolling interest was recorded representing the portion of onshore feeder fund which was not owned by the Company.

The Company’s ownership interest in Deep Value GPs

The Company owns 50% of the Deep Value GP and 40% of the Deep Value GP II. The remaining percentages of the Deep Value GPs are owned by certain employees of the Company. The Deep Value GPs are structured as limited liability companies but keep separate capital accounts and are taxed as partnerships. The operating agreements provide that all major decisions be made unanimously by the members (i.e., the Company and certain employees). Accordingly, the Company has concluded it does not control the general partners and should not consolidate them. Under the provisions related to equity method investments and joint ventures included in FASB ASC 323, each investor is required to utilize the equity method of accounting unless its interest is so minor that the investor would have virtually no influence over the company and its financial policies. Therefore, the Company accounted for its investment in the two general partners under the equity method of accounting. The Company did not elect to carry its investments at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. In all of the feeder funds, the unaffiliated limited partners can replace the Deep Value GPs as general partner through the vote of a simple majority of the voting interests without taking into account the Company’s limited partnership investment or the Deep Value GPs general partnership interests.

The Company’s Management Contract with Deep Value

The Company also serves as external manager of Deep Value. The management contracts include a base management fee. In addition, the limited partnership agreements include incentive fees payable to the Deep Value GPs. The Company does not earn management and incentive fees on its own investment in any of the Deep Value funds or those investments made by its employees and certain of its private agents. For the period that the Company consolidated one of the onshore feeder funds, the Company eliminated any management fees related to this fund in the preparation of the Company’s consolidated financial statements. The base fee is calculated as a percentage of either the capital drawn in the fund or the net asset value of the fund. The incentive fee is based on cash available for distribution after the investors have received their return of capital and an agreed upon minimum annual cumulative investment return.

The base fee is recognized on a monthly basis by the Company. The Deep Value GPs recognize the incentive fee once the fee is fixed (according to the terms of the limited partnership agreements) which will occur after the limited partners have received their return of capital and an agreed upon minimum annual cumulative investment return. The Deep Value GPs do not accrue an estimated incentive fee throughout the year or in any year prior to the return of capital and the attainment of the agreed upon minimum annual cumulative investment return.

Dekania Corp. (“DEKU”)

In 2007, the Company sponsored the creation of Dekania Corp. (“DEKU”), a newly organized business combination company (“BCC”). A BCC is a company formed for the purpose of acquiring one or more unidentified businesses. DEKU completed a public offering in February 2007 and was listed on the NYSE Amex (formerly the Alternext) under the symbol “DEK.”

As of December 31, 2008, the Company owned 14% of DEKU’s outstanding shares and beneficially owned 22% of DEKU’s outstanding shares when the shares owned by the Company’s chairman and chief executive officer as well as certain of the Company’s employees were considered. Finally, the Company’s chairman and chief executive officer was one of five members of the board of directors of DEKU. The Company had determined that these facts rose to the level of significant influence.

Accordingly, the Company treated its initial investment as an equity method investment (which was recorded in investment in equity method affiliates in the consolidated balance sheets) and recognized its share (14%) of DEKU’s earnings or losses over time as income or loss from equity method affiliates in the consolidated statements of operations. The Company did not elect to carry its investment at fair value under the fair value option provisions included in FASB ASC 825. See note 8.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

In February 2009, DEKU liquidated and its securities ceased trading on the NYSE Amex on February 18, 2009. It was removed from listing and registration on the NYSE Amex on March 2, 2009. DEKU distributed its funds from the trust account, established as part of its initial public offering, to the holders of shares of common stock sold in the initial public offering. The Company paid $2,599 to the Dekania Trust in conjunction with its liquidation. Additionally, the Company wrote off its equity method investment in DEKU for a total charge of $4,482, reported in loss from equity method affiliates in the consolidated statement of operations. In August 2009, DEKU received an income tax refund of $1,152 which it paid to the Company to reimburse it for monies previously spent on behalf of DEKU. The Company had a related party receivable of $962 which was extinguished upon the receipt of the refund. The remaining balance of the refund, net of expenses of $47, was offset against the loss from equity method affiliates. The total loss from equity method affiliates related to DEKU was $4,339 for the twelve months ended December 31, 2009.

The Company did not serve as external manager of DEKU. The Company had a facilities sharing agreement with DEKU. See note 26.

G. Furniture, Equipment, and Leasehold Improvements, Net

Furniture, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization and are included as a component of other assets in the consolidated balance sheets. Furniture and equipment are depreciated on a straight line basis over their estimated useful life of 3 to 5 years. Leasehold improvements are amortized over the lesser of their useful life or lease term which generally ranges from 5 to 10 years.

H. Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the amount of the purchase price in excess of the fair value assigned to the individual assets acquired and liabilities assumed in the July 2007 acquisition of the 10% of Strategos that the Company did not previously own in the amount of $8,728. See note 11. Goodwill also includes $823 related to the amount of the purchase price in excess of the fair value assigned to the individual assets acquired and liabilities assumed in the Merger. See note 4. In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“FASB ASC 350”), goodwill and intangible assets deemed to have indefinite lives are not amortized to expense but rather are analyzed for impairment.

The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step in the process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. If the carrying value is less than fair value the Company would complete step two in the impairment review process which measures the amount of goodwill impairment.

In the case of the goodwill related to the Merger, the analysis is done at the segment level and fair value of each segment will need to be determined. In the case of the goodwill related to Strategos, the analysis is done at the Strategos reporting unit level. The Company estimates the fair value of Strategos using a discounted cash flow model. Management develops and tests the reasonableness of the inputs and outcome of the discounted cash flow model against other available comparable market data.

The Company includes an intangible asset for a broker dealer license in other assets on its consolidated balance sheets that it considers to have an indefinite useful life. The Company determined that the broker dealer license was not impaired as of December 31, 2009, 2008, and 2007.

I. Intangible Assets with Finite Lives

Intangible assets which are included in other assets on the Company’s consolidated balance sheets primarily consist of the 10% of Strategos management contracts that the Company acquired in July 2007. See notes 11 and 12. The Company amortizes intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets. In accordance with FASB ASC 350, the Company will review intangible assets with finite lives for impairment whenever an impairment indicator exists under FASB ASC 360. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. Any impairment charge is included in the consolidated statements of operations as impairment of intangible assets.

J. Variable Interest Entities

The provisions of FASB ASC 810 require that the Company consider if it is the primary beneficiary of variable interest entities (“VIE”) in which the Company holds a variable interest. Historically, the Company sponsored CDOs and currently still holds variable interests in VIEs through its investments in CDOs as well as its subordinated and incentive management fee arrangements for the CDOs it manages.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform an expected loss / residual return calculation to determine the primary beneficiary of the VIE. The holder of the variable interests that absorb a majority of the expected losses or expected residual returns is considered the primary beneficiary. If the Company is deemed to be the primary beneficiary, it is required to consolidated the VIE.

Prior to 2008, the Company sponsored the formation of CDOs on a routine basis. In 2008, the Company sponsored a single CDO formation. In 2009, the Company did not sponsor the formation of any CDOs.

There were three potential VIEs to consider with each CDO, as described below:

The Warehouse Facility: In most cases, there was no special purpose entity established during the accumulation phase of a CDO. The assets were purchased by the Warehouse Facility Provider, which is typically an investment banking firm. In these cases, there was no VIE to consider since the Warehouse Facility Provider was a business and not an entity subject to the variable interest entity provisions included in FASB ASC 810. Therefore, the assets and liabilities of the Warehouse Facility would not have warranted further consideration for consolidation by the Company.

However, in certain circumstances, a special purpose entity (“SPE”) was established to hold the accumulated assets (the “Warehouse SPE”). In these cases, the Company had generally determined the Warehouse SPE was a VIE as defined by the relevant guidance. The Company may have held a variable interest in the Warehouse SPE if it was the first loss guarantor. The first loss guarantor posted a certain amount of collateral for the benefit of the Warehouse Facility Provider. If the Warehouse Facility Provider suffered a loss related to the assets financed, the loss guarantee provider agreed to reimburse the Warehouse Facility Provider up to an agreed upon maximum (which is generally the amount of collateral deposited). In these cases, the Company would have performed the required expected loss calculation and may be deemed to be the primary beneficiary and required to consolidate the Warehouse SPE.

If an unrelated third-party entity served as first loss guarantor, that entity may have been deemed to be the primary beneficiary and may have been required to consolidate the Warehouse SPE. If there was no separate first loss guarantor, the Company may or may not have been deemed to be the primary beneficiary of the Warehouse SPE. This determination would have been made on a case by case basis, based on the specific rights and obligations in the warehouse agreement.

In some cases, a related party of the Company, such as one of the Investment Vehicles the Company manages, served as the first loss guarantor. See note 26. In those cases, the relevant guidance requires that the Company combined its variable interests with that of the related party and determined if the aggregate variable interest (both the Company’s and its related party’s) would, if held by a single party, have identified that party as the primary beneficiary. If it would, the enterprise most closely associated with the VIE would be have been deemed to be the primary beneficiary. The Company took this fact into account when performing its expected loss calculations.

The Company had been party to one transaction in which there was a separate Warehouse SPE, the Company served as first loss guarantor, and the Company was deemed primary beneficiary. In this case, the Company consolidated the entity. See note 22.

The Trust SPE and the CDO SPE: The legal entity that owns the assets of the securitization is referred to as the CDO SPE. In the case of CDOs that invest in TruPS, the CDO’s investments are equity interests in another SPE referred to as the Trust SPE. In general, the CDO SPE would be considered a VIE and, depending on its governing documents, the Trust SPE may also be a VIE. The Company holds variable interests in the CDO SPE or Trust SPE through (i) incentive and subordinated management fees it earns as asset manager of the CDO, and (ii) any CDO Securities it holds. In general, the Company has determined that the holder of a majority of the most junior CDO Securities would be deemed to be the primary beneficiary of the CDO SPE and the Trust SPE (when applicable). In the Company’s case, however, it may be deemed to be the primary beneficiary even if it holds less than a majority of the most junior CDO Securities because of the additional variable interest it holds through its subordinated and incentive management fees. However, the Company has generally found that the amount of variability absorbed by its subordinated and incentive management fees is small, and, therefore, its investment in the most junior CDO Securities would have to approximate a majority of the most junior CDO Securities in order to be deemed to be the primary beneficiary. To date, the Company has determined it is not the primary beneficiary of any CDO SPE or Trust SPE. If the Company were to determine that it is the primary beneficiary of any CDO SPE or Trust SPE, the Company would record the assets and liabilities of each and establish a noncontrolling interest for the portion of the most junior CDO Securities that it did not hold.

As discussed above, the Company has variable interests in its sponsored CDOs but is not the primary beneficiary and therefore is not consolidating the CDO VIEs. The maximum potential financial statement loss the Company would incur if the CDOs were to default on all of their obligations would be (i) the loss of value of the CDO Securities that the Company holds in its inventory at the time, and (ii) any management fee receivables. See note 8 for a discussion of investments held as of December 31,

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

2009 and detail surrounding CDO Securities held by the Company. The Company has included the required disclosures for variable interest entities in its consolidated financial statements for the year ended December 31, 2009. See notes 3-J, 8, 22, and 26 for further details.

The Merger: As a result of the Merger, the Company acquired interests in various VIEs held by AFN. In most cases, these were the most junior interests in the VIEs. AFN had previously been consolidating these VIEs as it had determined it was the primary beneficiary when it initially acquired its interests. Between the date of AFN’s initial determination it was primary beneficiary and the Merger, these VIEs had suffered severe levels of defaults and losses. The losses were so severe that they resulted in substantial impairment in the value and cash flows earned by the junior interests AFN held. In many cases, the interests held by AFN were generating no cash flows and the securities held by AFN were deemed to be worthless or severely impaired. AFN continued to consolidate these VIEs because the provisions of FASB ASC 810 do not allow a primary beneficiary to reconsider its primary beneficiary status solely based on deterioration of the value or operations of the VIE. However, the Company concluded that the Merger was a reconsideration event. Therefore, upon the Merger, the Company performed the required expected loss calculations and determined it was not the primary beneficiary of these VIEs. Therefore, these VIEs were not consolidated.

K. Collateralized Securities Transactions

The Company may enter into transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements” or “receivables under resale agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”) which are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. Resulting interest income and expense are generally included in net trading in the consolidated statements of operations.

In the case of reverse repurchase agreements, the Company generally takes possession of securities with a market value in excess of the principal amount loaned plus accrued interest. Likewise, in the case of repurchase agreements, the Company is required to provide the counterparty with securities in excess of the principal amount loaned plus accrued interest to collateralize the agreement.

In certain cases a repurchase agreement and a reverse repurchase agreement may be entered into with the same counterparty. If certain requirements are met, the offsetting provisions included in FASB ASC 210, Balance Sheet (“FASB ASC 210”), allows (but does not require) the reporting entity to net the asset and liability on the balance sheet. It is the Company’s policy to present the assets and liabilities on a gross basis even if the conditions described in offsetting provisions included in FASB ASC 210 are met. The Company classifies reverse repurchase agreements as a separate line item within the assets section of the Company’s consolidated balance sheets. The Company classifies repurchase agreements as a separate line item within the liabilities section of the Company’s consolidated balance sheets.

In the event the counterparty does not meet its contractual obligation to return securities used as collateral, or customers do not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations to its customers or counterparties. The Company’s policy to control this risk is monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure.

In the normal course of doing business, the Company obtains reverse repurchase agreements that permit it to repledge or resell the securities to others.

L. Revenue Recognition

Net trading: Net trading includes: (i) all gains, losses, and income (interest and dividend) from securities classified as investments-trading; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Riskless principal trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions are recognized on a trade date basis. The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, or, when such quotations are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense which is directly incurred to purchase income generating assets related to trading activities. Such interest expense is recorded on an accrual basis.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Asset management: Asset management revenue consists of CDO asset management fees, fees earned for management of the Company’s permanent capital vehicles and investment funds, and other asset management fees. CDO asset management fees are earned for providing ongoing asset management services to the trust. In general, the Company earns a senior asset management fee, a subordinated asset management fee, and an incentive asset management fee.

The senior asset management fee is generally senior to all the securities in the CDO capital structure and is recognized on a monthly basis as services are performed. The senior asset management fee is generally paid on a quarterly basis.

The subordinated asset management fee is an additional payment for the same services but has a lower priority in the CDO cash flows. If the trust experiences a certain level of asset defaults, these fees may not be paid. There is no recovery by the trust of previously paid subordinated asset management fees. It is the Company’s policy to recognize these fees on a monthly basis as services are performed. The subordinated asset management fee is generally paid on a quarterly basis. However, if the Company determines that the subordinated asset management fee will not be paid (which generally occurs on the quarterly payment date), the Company will stop recognizing additional subordinated asset management fees on that particular trust and will reverse any subordinated asset management fees that are accrued and unpaid. The Company will begin accruing the subordinated asset management fee again if payment resumes and, in management’s estimate, continued payment is reasonably assured. If payment were to resume but the Company was unsure of continued payment, it would recognize the subordinated asset management fee as payments were received and would not accrue on a monthly basis.

The incentive management fee is an additional payment, made typically after five to seven years of the life of a CDO, which is based on the clearance of an accumulated cash return on investment (“Hurdle Return”) received by the most junior CDO Securities holders. It is an incentive for the Company to perform in its role as asset manager by minimizing defaults and maximizing recoveries. The incentive management fee is not ultimately determined or payable until the achievement of the Hurdle Return by the most junior CDO Securities holders. The Company does not recognize incentive fee revenue until the Hurdle Return is achieved and the amount of the incentive management fee is determinable and payment is reasonably assured.

Other asset management fees represents fees earned for the base and incentive management of various other Investment Vehicles that the Company manages. See note 3-F.

New issue and advisory: New issue and advisory revenue includes: (i) securitization revenues associated with arranging new debt offerings collateralized by assets, (ii) fees charged for advisory services and (iii) origination fees for corporate debt issues originated by the Company.

Securitization revenues are recognized as income when the Investment Vehicle closes and is funded or when the related security is sold. Origination fees are recognized when the collateral assets are funded. In some cases, the Company will utilize third party professionals to assist in the provision of some of these functions (primarily origination). In such cases, the Company records the cost of the third party services in new issue costs and the revenue in new issue and advisory revenue.

Principal transactions and other income: Principal transactions include all gains, losses, and income (interest and dividend) from securities or loans classified as other investments, at fair value in the consolidated balance sheets. However, prior to the adoption of the fair value option provisions of FASB ASC 825 on January 1, 2008, certain investments classified as other investments, at fair value were accounted for as available for sale securities. Accordingly, for those securities, unrealized gains and losses were included as a component of other comprehensive income. Realized gains and losses (including impairment charges) and any income from these securities were included in principal transactions.

The investments classified as other investments, at fair value are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, or, when such quotations are unavailable, valuation models prepared by the Company’s management. These models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Dividend income is recognized on the ex-dividend date.

Other income includes foreign currency gains and losses, interest earned on cash and cash equivalents, and other miscellaneous income.

M. Interest Expense

Interest expense incurred on general and corporate indebtedness is recorded on an accrual basis and presented in the consolidated statements of operations as a separate non-operating expense. See note 14.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

N. Leases

The Company is a tenant in several commercial office leases. All of the Company’s leases are currently treated as operating leases. The Company records rent expense on a straight-line basis taking into account minimum rent escalations included in each lease. Any rent expense recorded in excess of amounts currently paid is recorded as deferred rent and included as a component of accounts payable and other liabilities in the consolidated balance sheets.

O. Noncontrolling Interest

Strategos is a subsidiary of the Company that primarily engages in the management of CDOs where the underlying assets are asset-backed securities and the management of certain closed-end distress debt funds. Prior to July 2007, Strategos was owned 90% by the Company; the remaining 10% noncontrolling interest was included in the consolidated balance sheets and the consolidated statements of operations in all periods presented. See notes 3-H, 3-I, 11 and 12. Profits and losses were allocated based on the ownership percentages to the members of the Company and distributions were made in cash or in kind in amounts determined by the members of the Company. In July 2007, the Company purchased the remaining 10% noncontrolling interest of Strategos. See notes 11 and 12.

The Company owned a majority of the limited partner interests in the Deep Value onshore feeder fund from its first closing in April 2008 through the second quarter of 2009. As of December 31, 2008 and through the first quarter of 2009, the Company directly owned 55% in the onshore feeder fund through its limited partnership interests. See note 3-F. The remaining 45% noncontrolling interest was included in the consolidated balance sheet as of December 31, 2008 and the consolidated statements of operations for the first quarter of 2009 and the year ended December 31, 2008. In the second quarter of 2009, the Company deconsolidated the onshore feeder fund as the Company’s ownership fell below 50%.

Subsequent to the consummation of the Merger on December 16, 2009, member interests in the Company’s subsidiary, Cohen Brothers, other than the interests held by the Company, are treated as a noncontrolling interest. As of December 31, 2009, the Company directly owned approximately 66.2% of its subsidiary, Cohen Brothers. See notes 1 and 4. The remaining 33.8% noncontrolling interest was included in the consolidated balance sheet as of December 31, 2009 and the consolidated statement of operations for the period from December 17, 2009 through December 31, 2009.

P. Equity-Based Compensation

The Company accounts for equity-based compensation, including restricted membership units (“Restricted Units), unit options (“Options”), and restricted shares, issued to its employees using the fair value based methodology prescribed by the provisions related to share-based payments included in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”). Restricted Units include actual membership interests of the Company’s subsidiary, Cohen Brothers, which may be subject to certain restrictions as well as certain long term incentive profit (“LTIP”) units.

When issuing equity compensation, the Company first determines the fair value of the Restricted Units, Options, or restricted shares granted.

Prior to the consummation of the Merger, the Company would use internal valuation models developed with the assistance of an independent third party appraiser. In the case of Restricted Units, the Company would use the most recent valuation to ascertain the value of the units granted or vested, as the application of FASB ASC 718 requires, depending on the facts or circumstances. In the case of the Options, the Company would set the strike price at the per unit value implied by the valuation used. The Options would be valued based on that strike price and other assumptions using the Black-Scholes valuation method. See note 16. Subsequent to the consummation of the Merger, any future equity based awards will be measured at their estimated fair value based on the Company’s stock price on the date of grant or valued based on the stock price and other assumptions using the Black-Scholes valuation method.

Once the fair value of the equity-based awards is determined, the Company determines whether the grants qualify for liability or equity treatment. The individual rights of the equity grants are the determining factors of the appropriate treatment (liability or equity). In general terms, if the equity-based awards granted have certain features (like put or cash settlement options) that give employees the right to redeem the grants for cash instead of equity of the Company, the grants will require liability treatment. Otherwise, equity treatment is generally appropriate.

If the grants qualify for equity treatment, the value of the grant is recorded as an expense as part of compensation and benefits in the consolidated statements of operations. The expense is recorded ratably over the service period as defined in FASB ASC 718 which is generally the vesting period. The offsetting entry is to members’/stockholders’ equity. In the case of grants that qualify for equity treatment, compensation expense is fixed on the date of grant. The only subsequent adjustments made would be to account for differences between actual forfeitures of grants when an employee leaves the Company and initial estimate of forfeitures.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

If the grants were to qualify for liability treatment, the treatment is the same as above except that the offsetting entry is to liability for equity compensation. In addition, in the case of grants that qualify for liability treatment, the Company would adjust the total compensation and the liability for equity compensation to account for subsequent changes in fair value as well as forfeitures as described in the preceding paragraph.

The vesting of Restricted Units may be considered a taxable event to the individual recipient. At times in the past, the Company had agreed to pay the recipient a bonus (“Gross-up Bonus”) to reimburse the individual for the tax liability incurred due to the receipt of the non-cash compensation. The Company recorded an expense for the Gross-up Bonus in 2007 and included it as part of compensation and benefits in the consolidated statements of operations. No Gross-up Bonus amounts have been paid to employees subsequent to second quarter of 2007.

Q. Accounting for Income Taxes

For tax purposes, AFN contributed its assets and certain of its liabilities to Cohen Brothers in exchange for an interest in Cohen Brothers on December 16, 2009. AFN was organized and had been operated as a REIT for United States federal income tax purposes. Accordingly, AFN generally was not subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution and share ownership tests were met. As a result of the consummation of the Merger, AFN ceased to qualify as a REIT effective as of January 1, 2010 and will instead be treated as a C corporation for United States federal income tax purposes. Accordingly, the income earned by the Company will be subject to U.S. federal, state and local taxation, taxed at prevailing rates.

Although for tax purposes AFN is deemed to have acquired a majority interest in Cohen Brothers on the effective date of the Merger, for GAAP purposes, Cohen Brothers is deemed to have acquired AFN. Therefore, the consolidated financial statements of the Company treat the Company as a pass-through entity (not subject to federal income tax) for all periods prior to the effective date of the Merger.

Prior to the Merger, the Company, and subsequent to the Merger, its majority owned subsidiary, Cohen Brothers, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. It is, however, subject to income taxes in the United Kingdom, France, New York City, Philadelphia and the State of Illinois. Beginning on April 1, 2006, the Company qualified for Keystone Opportunity Zone (“KOZ”) benefits which exempts Cohen Brothers and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. The Company will be entitled to KOZ benefits through the end of its lease term, which is March 31, 2011.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company’s policy is to record penalties as an operating expense, and interest expense as part of income tax expense in the consolidated statements of operations.

R. Other Comprehensive Income (Loss)

The Company reports all changes in comprehensive income (loss) in the consolidated statements of changes in members’/stockholders’ equity. Comprehensive income (loss) includes net income (loss), unrealized gains and losses on securities classified as available for sale, net of income tax effect, and foreign translation adjustment.

S. Earnings Per Common Share/ Membership Unit

In accordance, with FASB ASC 260, Earnings Per Share (“FASB ASC 260”), the Company presents both basic and diluted earnings (loss) per common share/membership unit in its consolidated financial statements and footnotes. Basic earnings (loss) per common share/membership unit (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

common stockholders or members by the weighted average number of common shares or membership units, outstanding for the period. Diluted earnings per common share/membership unit (“Diluted EPS”) reflects the potential dilution of common stock equivalents (primarily Options), if they are not anti-dilutive. See note 20 for the computation of earnings (loss) per common share or membership unit.

T. Recent Accounting Developments

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets (“ASU 2009-16”), which formally codifies the new guidance on the accounting for transfers of financial assets issued in June 2009. The new guidance seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, the new guidance eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The Company expects the adoption of the new guidance on accounting for transfers of financial assets as of January 1, 2010 will not have an effect on Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) – Improvements in Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which formally codifies the revised guidance on the accounting for variable interest entities issued in June 2009. The revised guidance deals with determining whether an entity is a VIE and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under the revised guidance, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised guidance also requires an enterprise to assess whether it has an implicit responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for fiscal years and interim periods beginning after November 15, 2009. However, in February 2010, the FASB issued ASU No. 2010-10, Consolidation (Topic 810): Amendment for Certain Investment Funds (“ASU 2010-10”)which delayed the effective date of the revised guidance for an interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. The amendments also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating the specified criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the FASB’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments included in ASU 2010-10 do not defer the disclosure requirements included in ASU 2009-17. The Company expects the adoption of the revised guidance, as modified by the deferral, on variable interest entities as of January 1, 2010 will not have a material impact on the Company’s consolidated financial statements for VIEs that it is involved with as of December 31, 2009 based on the Company’s analysis as of that date. However, this is an ongoing assessment and it may impact the Company’s consolidated financial statements in the future.

In January 2010, the FASB issued ASU No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decrease in Ownership of a Subsidiary – a Scope Clarification (“ASC 2010-02”). ASU 2010-02 clarifies that the scope of the decrease in ownership provisions included FASB ASC 810 and related guidance applies to the following: (1) a subsidiary or group of assets that is a business or nonprofit activity; (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). The decrease in ownership guidance does not apply to the following transactions: (1) sales of in substance real estate and (2) conveyance of oil and gas mineral rights. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP. If no other guidance exists, an entity should apply the guidance in FASB ASC 810. ASU 2010-02 also requires expanded disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of FASB ASC 810. The amendments are effective beginning in the period

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

that an entity adopts the noncontrolling interest guidance included in FASB ASC 810. The amendments should be applied retrospectively to the first period that an entity adopted the noncontrolling interest provisions of FASB ASC 810. The Company’s adoption of ASU 2010-02 did not have a material impact to the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB ASC 820. ASU 2010-06 amends FASB ASC 820 to require a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, to present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. Since the provisions in ASU No. 2010-06 require only additional disclosures concerning fair value measurements, the Company does not expect the adoption of these provisions will affect the Company’s financial position, results of operations, or cash flows.

U. Business Concentration

A substantial portion of the Company’s revenues in a year may be derived from a small number of transactions. CDO asset management revenue represents a significant portion of the Company’s total revenue and is generated from a limited number of CDOs.

The following table provides a summary for the relevant periods:

SUMMARY OF REVENUE CONCENTRATION

(Dollars in Thousands)

	Year ended December 31,
	2009	2008	2007
CDO asset management revenue	$26,319	$47,712	$57,706
Total revenues	$84,086	$83,289	$189,175

CDO asset management %	31%	57%	31%
Number of CDOs generating management fees	40	42	44

V. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 8 for a discussion of the fair value hierarchy.

Cash and cash equivalents: These amounts are carried at historical cost which is assumed to approximate fair value.

Investments-trading: These amounts are carried at fair value. The fair value is based on either quoted market prices of an active exchange, independent broker market quotations, or valuation models when quotations are not available.

Other investments, at fair value: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent broker market quotations, or valuation models when quotations are not available.

Receivables under resale agreements: Receivables under resale agreements are carried at their contracted resale price, have short-term maturities (one year or less), and are repriced frequently or bear market interest rates and, accordingly, these contracts are at amounts that approximate fair value.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Securities sold, not yet purchased: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent market quotations, or valuation models when quotations are not available.

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of December 31, 2009, the carrying value of debt approximates fair value.

Derivatives: These amounts are carried at fair value. The fair value derived from market information and appropriate valuation methodologies reflect the estimated amounts that the Company would receive or pay to terminate the transaction at the reporting date.

4. MERGER WITH AFN

On December 16, 2009, Cohen Brothers completed its Merger with AFN. In accordance with U.S. GAAP, the transaction was accounted for as a reverse acquisition and Cohen Brothers was deemed the accounting acquirer. Cohen Brothers’ net assets were carried forward at their existing accounting basis and all of AFN’s assets and liabilities were revalued at fair value as of the acquisition date. The consolidated financial statements of the Company as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 include the operations of Cohen Brothers from January 1, 2007 through to December 16, 2009 and the combined operations of the combined company from December 17, 2009 to December 31, 2009. The merged company will pursue Cohen Brothers’ focus in three business segments: (1) Capital Markets, (2) Asset Management, and (3) Principal Investing.

AFN contributed an immaterial amount of revenue and earnings to the Company for the period from December 17, 2009 to December 31, 2009. The following unaudited pro forma summary presents consolidated information of the Company as if the Merger had occurred on January 1, 2008:

	Pro forma Year ended December 31,
	2009	2008
Revenue	$82,823	$(2,931)
Earnings (loss) attributable to Cohen & Company Inc.	$(18,686)	$(49,895)

In 2009, the Company incurred $1,506 of professional fees related to the merger included as a component of professional services and other operating expenses in the Company’s consolidated statements of operations; $1,233 of stock issuance costs capitalized and reclassified to additional paid in capital in the Company’s consolidated balance sheets upon the successful completion of the Merger; and retention bonuses of $12,374 which are included as a component of compensation and benefits in the Company’s consolidated statement of operations.

The following table summarizes the calculation of the fair value of consideration transferred by Cohen Brothers to acquire AFN:

AFN shares issued and outstanding	6,015,194
Less: Unvested restricted shares	(36,109)

Total shares subject to acquisition	5,979,085
Multiplied by	$6.50	(a)

	$38,864

(a)	Represents the closing stock price of AFN on December 16, 2009, adjusted for the AFN 1-for-10 reverse stock split effectuated on December 16, 2009.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Total Estimated Fair Value
Assets acquired:
Cash and cash equivalents	$76,938
Receivables	89
Investments-trading	119,280
Other investments, at fair value	974
Other assets	2,826
Liabilities assumed:
Accounts payable and other liabilities	(4,488)
Due to broker	(5,105)
Due to related parties	(422)
Securities sold, not yet purchased	(98,536)
Deferred income taxes	(10,899)
Debt	(42,616)

Net equity	38,041
Purchase price for net assets acquired	38,864

Goodwill	$823

The allocation of the purchase price to the consolidated assets and liabilities of AFN resulted in goodwill of $823 (which is the difference between the fair value of AFN’s net assets and its market capitalization as of December 16, 2009). The goodwill is not expected to be deductible for tax purposes. The goodwill was allocated 50% to the Capital Markets operating segment and 50% to the Asset Management operating segment.

Prior to the Merger, AFN was a holding company that held its consolidated assets and conducted its operations primarily through its majority-owned subsidiaries. Pursuant to the Merger Agreement, AFN contributed to Merger Sub substantially all of its assets and certain of its liabilities not already owned, directly or indirectly, by Merger Sub and retained obligations under its outstanding convertible senior debt and junior subordinated notes. Pursuant to the Merger Agreement, each holder of a Cohen Brothers Class A membership unit, together with one Cohen Brothers Class B membership unit, with respect to such membership units, received either: (1) 0.57372 shares of Common Stock or (2) retained 0.57372 new membership units in Cohen Brothers.

In connection with the Merger, the Company received 10,343,347 of new membership units in Cohen Brothers. Cohen Brothers had a total of 15,626,903 units outstanding as of the date of the Merger giving the Company an effective ownership of 66.2% of Cohen Brothers.

Upon the completion of the Merger, Cohen Brothers unit holders who elected not to convert their units to AFN shares directly hold approximately 33.8% of the membership units in Cohen Brothers, which is the Company’s main operating subsidiary. This 33.8% ownership interest in Cohen Brothers is accounted for by the Company as a noncontrolling interest. Below is a summary of the amounts allocated to the noncontrolling interests at the acquisition date:

Cohen Brothers’ historical members’ equity as of December 16, 2009	$38,731
Less: Noncontrolling unit holders’ interests in Cohen Brothers’ historical balance sheet (pre-combination)	54.97%

Allocation of members’ equity at date of Merger		$21,291
Post combination net loss	(257)
Noncontrolling unit holders’ ownership percentage in Cohen & Company Inc.	33.8%

Allocation of post combination loss to noncontrolling interests		(87)

Post combination equity-based compensation	313
Noncontrolling unit holders’ ownership percentage in Cohen & Company Inc.	33.8%

Allocation of post combination equity-based compensation to noncontrolling interests		106

Noncontrolling interest as of December 31, 2009		$21,310

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

5. SALE OF MANAGEMENT CONTRACTS

On February 27, 2009, the Company sold three CLO management contracts comprising substantially all of the Company’s Emporia business line to an unrelated third party. The Company received net proceeds from this sale, after the payment of certain expenses, of approximately $7,258. These proceeds were used to pay down the Company’s existing bank debt outstanding. In addition, the Company is entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. In addition to purchasing the management contracts, the unrelated third party hired several of the Company’s employees who had serviced these contracts and the Company terminated the remainder.

The sale of two of the three CLO management contracts required AFN’s consent as a majority equity holder in those CLOs. In addition, the sale of the CLO management contracts resulted in a default under a leveraged loan warehouse facility in which AFN had an interest. As a result, the Company agreed to pay $3,000 of the net proceeds to AFN in order to compensate AFN for amounts that it would have otherwise received had the default not occurred under such financing facility. This payment was only required if the Merger was not completed.

The Company recorded a net gain on sale of collateral management contracts of $7,746 for the year ended December 31, 2009 in the consolidated statement of operations (representing the net cash received of $7,746, which includes the $3,000 discussed above as well as the subordinated management fees received from Allied during the second, third and fourth quarters of 2009). The Company reclassified the contingent payment of $3,000 from a liability in the consolidated balance sheets to net gain on sale of collateral management contracts in the consolidated statements of operations upon the consummation of the Merger in December 2009. The Company will record the contingent payments to be received from the unrelated third party of the subordinated fee (of up to $1,500) as additional gain as such payments are actually received.

6. ASSIGNMENT OF MFCA MANAGEMENT CONTRACT AND SUB-ADVISORY AGREEMENT AND ASSIGNMENT IN CONNECTION WITH NON PROFIT PREFERRED FUNDING I MANAGEMENT CONTRACT

On March 18, 2009, the Company assigned its management contract with MFCA to an unaffiliated third party. The Company did not receive cash proceeds for this assignment nor did it receive a termination fee from MFCA related to the termination of the management contract. The Company will receive a participation fee beginning on March 18, 2012 and for the ten year period thereafter equal to 10% percent of the revenue earned in excess of $1,000 annually by Tricadia for managing MFCA. The Company will recognize this fee as income in the consolidated statements of operations when the cash is received.

Also on March 18, 2009, the Company and an affiliate of the same unaffiliated third party entered into a sub-advisory agreement related to the management of the NPPF I STEP (“NPPF I”) management contract. The Company continued to receive collateral management fees from NPPF I and served as its manager until April 21, 2009 at which time the Company assigned the management agreement to the unrelated third party following the Company’s receipt of the necessary consents from the relevant parties to assign the agreement. Subsequent to March 18, 2009 but prior to the assignment of the management agreement, the Company agreed to pay the unaffiliated third party a sub advisory fee equal to 45% of the management fee revenue the Company received under this management contract. From March 18, 2009 through April 21, 2009, the Company recognized the sub advisory

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

fees to be paid as a direct reduction to the asset management revenue the Company received from NPPF I. Effective April 22, 2009, the unaffiliated third party serves as the collateral manager and 55% of any management fees the unaffiliated third party receives from NPPF I are paid to the Company. The Company recognizes this sub advisory fee as other income which is a component of principal transactions and other income in the consolidated statements of operations. The Company personnel that provided the services related to this contract were terminated on March 18, 2009 and hired by the unaffiliated third party.

7. RECEIVABLES

Receivables are comprised of the following:

RECEIVABLES

(Dollars in Thousands)

	December 31, 2009	December 31, 2008
Asset management fees	$3,683	$5,670
New issue and advisory	61	1,414
Reimbursable costs	61	99
Accrued interest receivable	348	405
Due from/due to broker, net	—	1,889
Other	115	413

	$4,268	$9,890

Asset management and new issue and advisory receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis. See note 3-L regarding asset management fees accrued. Reimbursable costs represent various fees paid by the Company but incurred on behalf of an Investment Vehicle managed by the Company that will be reimbursed by the Investment Vehicle. Accrued interest receivable represents interest accrued on the Company’s investment securities. Due from/due to broker, net primarily consists of net receivables for security sales or trades made with various counterparties that had not yet settled as of the relevant period. Other receivables represent other miscellaneous receivables that are of a short-term nature.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

8. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Investments - Trading

The following table provides a detail of the investments classified as investments-trading by rating category (based on the most current rating available to the Company as of December 31 of each year):

INVESTMENTS – TRADING

(Dollars in Thousands)

Security Type	Fitch Rating Category	December 31, 2009
		Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations:
	AAA	$106,575	$106,575	$—

		106,575	106,575	—

Other mortgage backed securities:
	NR	964	964	—

		964	964	—

CDO Securities:
	A+	104	104	—
	BBB	1	1	—
	B	1,560	240	(1,320)
	CCC	19,476	4,700	(14,776)
	CC	2,930	823	(2,107)
	NR	3,639	3,242	(397)

		27,710	9,110	(18,600)

TruPS:
	NR	3,380	3,380	—

		3,380	3,380	—

SBA loans:
	NR (1)	15,248	15,399	151

		15,248	15,399	151

Investments-trading		153,877	135,428	$(18,449)

(1)	Although not explicitly rated, implicit rating of AAA since guaranteed by the U.S. government.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Security Type	Fitch Rating Category	December 31, 2008
		Cost	Carrying Value	Unrealized Gain / (Loss)
CDO Securities:
	AA	$8,490	$4,188	$(4,302)
	A-	4,681	1,559	(3,122)
	BBB+	12,509	2,500	(10,009)
	BBB	9	9	—
	CCC-	250	500	250

		25,939	8,756	(17,183)

Corporate bonds:
	AA-	69	69	—
	A+	360	363	3
	BBB+	4,300	4,250	(50)

		4,729	4,682	(47)

		30,668	13,438	(17,230)
Credit default swap (2)		899	3,336	2,437

Investments-trading		$31,567	$16,774	$(14,793)

(2)	As of December 31, 2008, the notional amount of the credit default swap — protection purchased was $19,600. See note 9.

Trading Securities Sold, Not Yet Purchased, at fair value

The following table shows the cost and carrying value of all trading securities sold, not yet purchased as of December 31, 2009. The Company had no trading securities sold, not yet purchased as of December 31, 2008.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	December 31, 2009
Security Type	Cost	Carrying Value	Unrealized (Gain) / Loss

U.S. government agency mortgage-backed securities	$93,536	$94,837	$1,301
U.S. Treasury security	20,000	19,875	(125)

Total	$113,536	$114,712	$1,176

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	December 31, 2009
	Cost	Carrying Value	Unrealized Gain / (Loss)
CDO securities	$13,379	$2,380	$(10,999)
Equity Securities:
EuroDekania	6,977	451	(6,526)
Star Asia Finance	17,503	14,058	(3,445)
RAIT	9,619	669	(8,950)
Brigadier (1)	—	4,075	4,075
MFCA	5,561	2,380	(3,181)
Deep Value	14,506	19,236	4,730
Other securities	175	138	(37)

Total equity securities	54,341	41,007	(13,334)

Residential loans	260	260	—

	$67,980	$43,647	$(24,333)

	December 31, 2008
	Cost	Carrying Value	Unrealized Gain / (Loss)
CDO securities	$14,388	$6,984	$(7,404)
Equity Securities:
AFN (2)	4,000	222	(3,778)
EuroDekania	6,977	1,476	(5,501)
Star Asia Finance	17,413	10,545	(6,868)
RAIT	9,619	1,327	(8,292)
Brigadier (1)	—	13,986	13,986
MFCA	4,961	728	(4,233)
Deep Value	27,249	24,487	(2,762)
Other securities	77	49	(28)

Total equity securities	70,296	52,820	(17,476)

	$84,684	$59,804	$(24,880)

(1)	The Company originally invested $30,000 in the Brigadier onshore feeder fund. As of December 31, 2008, the Company had redeemed its entire initial investment. The remaining investment represented accumulated unrealized appreciation on this investment. The investment in the Brigadier onshore feeder fund was, at all times during 2008 and 2009, carried at its estimated fair value. However, for the purposes of the table above and determining the cost basis, the Company treated the redemptions during 2008 and 2009 as first representing a return of investment and second representing a redemption of net appreciation.

(2)	Represents Cohen Brothers’ investment in the Company prior to the Merger. See notes 3-F, 4 and 26.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Fair Value Option

The Company elected to adopt the fair value option provisions of FASB ASC 825 effective January 1, 2008.

2008 Elections: The Company’s fair value elections were intended to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment. The fair value option election did not amend the carrying value of the Company’s previously classified investments in available for sale securities, as they already were carried at fair value.

In addition, the election was made for certain investments that were previously required to be accounted for under the equity method (Brigadier, Deep Value and MFCA) because their fair value measurements were readily obtainable. Investments in Star Asia Manager, DEKU and Deep Value GP continued to be accounted for under the equity method since the fair value measurements for the entities were not readily obtainable.

As a result of the adoption of the fair value option provisions included in FASB ASC 825, the Company recorded a loss of $11,970, net of tax, as a cumulative effect adjustment to the Company’s beginning members’ capital at January 1, 2008. The loss was comprised of the following: (1) the removal of the loss of $11,560, net of tax, related to these assets from accumulated other comprehensive loss; (2) a loss of $331, net of tax, related to an adjustment between the fair value and the carrying value for the Company’s investment in MFCA on January 1, 2008; and (3) a loss of $79, net of tax, related to the reversal of accrued interest on the most junior CDO securities for which the fair value option was elected at the date of adoption.

2009 Elections: Upon the deconsolidation of the Deep Value onshore feeder fund, the Company elected to carry its investment in the feeder funds at fair value under the fair value option provisions included in FASB ASC 825. An election was not made for our investment in Deep Value GP II since the fair value measurement for this entity is not readily obtainable. Upon the consummation of the Merger, the Company elected the fair value option for certain investments in residential loans that it acquired from AFN. Also, the Company makes a generic fair value option election for any securities it acquires that would otherwise qualify for available for sale treatment.

The following table provides information about the impact on the consolidated statements of operations, from both changes in fair values and other income, related to investments for which the fair value option was elected, for the years ended December 31, 2009 and 2008:

STATEMENT OF OPERATIONS IMPACT

FOR ITEMS MEASURED AT FAIR VALUE

PURSUANT TO THE FAIR VALUE OPTION

(Dollars in Thousands)

	Year Ended December 31, 2009
	Principal Transactions & Other Income
	Gain / (Loss)	Interest Income	Dividend Income
Assets:
Other Investments, at fair value
AFN	$106	$—	$—
EuroDekania	(1,025)	—	171
Star Asia Finance	3,423	—	—
RAIT	(658)	—	—
CDO securities	(154)	119	—
Brigadier	89	—	—
MFCA	1,052	—	—
Deep Value	6,268	—	—
Other	(9)	—	—
Residential loans	—	4	—

Total	$9,092	$123	$171

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

STATEMENT OF OPERATIONS IMPACT

FOR ITEMS MEASURED AT FAIR VALUE

PURSUANT TO THE FAIR VALUE OPTION

(Dollars in Thousands)

	Year Ended December 31, 2008
	Principal Transactions & Other Income
	Gain / (Loss)	Interest Income	Dividend Income
Assets:
Other Investments, at fair value
AFN	$(1,431)	$—	$252
EuroDekania	(4,898)	—	1,117
Star Asia Finance	(4,468)	—	490
RAIT	(3,073)	—	648
CDO Securities	(1,695)	404	—
Brigadier	10,185	—	—
MFCA	(3,188)	—	120
Other	(50)	—	—

Total	$(8,618)	$404	$2,627

The Company has granted its bank debt lenders a security interest in substantially all securities that are currently included in other investments, at fair value. See note 14.

Prior to the Adoption of the Fair Value Option

The Company did not have available for sale securities that were not accounted for under the fair value option during the year ended or as of December 31, 2008 or 2009. Prior to 2008, the Company recognized $1,141 as other than temporary declines in the available for sale securities it held for the year ended December 31, 2007. Accordingly, the Company recorded a reclassification of the unrealized loss from other comprehensive income (“OCI”), and the related impairment charge was recorded in principal transactions and other income in the consolidated statements of operations. See note 18 for the components of other comprehensive income (loss).

Gross proceeds from sales of available for sale securities during 2007 were $3,929. Gross gains of $0 and gross losses of $145 were recognized in connection with those sales. When the Company sells an investment classified as available for sale, it uses the average cost method to determine the cost of the securities sold (when less than the entire amount of a specific security is sold). See note 18 for the components of other comprehensive income (loss).

Fair Value Measurements

In accordance with FASB ASC 820, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the hierarchy under FASB ASC 820 are described below:

Level 1	Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Financial assets and liabilities whose values are based on one or more of the following:

1.	Quoted prices for similar assets or liabilities in active markets;

2.	Quoted prices for identical or similar assets or liabilities in non-active markets;

3.	Pricing models whose inputs are observable for substantially the full term of the asset or liability; or

4.	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Level 3	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

Both observable and unobservable inputs may be used to determine the fair vale of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2009 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$106,575	$—	$106,575	$—
Other mortgage-backed securities	964	—	964	—
CDO Securities	9,110	—	—	9,110
TruPS	3,380	—	—	3,380
SBA loans	15,399	—	15,399	—

Total investments-trading	$135,428	$—	$122,938	$12,490

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
RAIT (1)	$669	$669	$—	$—
EuroDekania (2)	451	—	—	451
Star Asia (3)	14,058	—	—	14,058
MFCA (4)	2,380	—	—	2,380

	17,558	669	—	16,889

Investment Funds
Brigadier (5)	4,075	—	4,075	—
Deep Value (6)	19,236	—	—	19,236

	23,311	—	4,075	19,236
Other	138	40	—	98

Total equity securities	41,007	709	4,075	36,223
CDO Securities	2,380	—	—	2,380
Residential loans	260	—	—	260

Total other investments, at fair value	$43,647	$709	$4,075	$38,863

Liabilities:
Trading securities sold, not yet purchased, at fair value:
U.S. government agency mortgage-backed securities	$94,837	$—	$94,837	$—
U.S. Treasury security	19,875	19,875	—	—

	$114,712	$19,875	$94,837	$—

(1)	Real estate industry
(2)	Hybrid Securities Funds – European
(3)	Real Estate Funds – Asian
(4)	Tax exempt Funds
(5)	Multi-Strategy Credit Funds
(6)	Real Estate Funds

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2008 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Investments-trading	$16,774	$—	$13,774	$3,000	(1)
Other investments, at fair value	59,804	1,599	2,140	56,065	(2)

Liabilities:
Accounts payable and other liabilities (3)	$701	$—	$701	$—

(1)	Consists of CDO Securities such as ABS CDOs and securitized REIT trust preferred securities.
(2)	Consists of equity investments in non-public entities of $51,222 and CDO securities of $4,843. CDO Securities consist of ABS CDOs, securitized bank trust preferred securities, securitized insurance trust preferred securities and securitized obligations of tax exempt entities.
(3)	Represents the unrealized loss on the interest rate swap related to the former revolving credit facility that was repaid in June 2009. The interest rate swap was terminated in June 2009. See notes 9 and 14.

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the hierarchy of the estimate.

U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: These are securities which are generally traded over-the-counter. The broker dealer quoted prices are unadjusted. This is considered a Level 2 valuation in the hierarchy.

Other Mortgage-Backed Securities: These are securities for which the Company obtains third party quotations. These quotes generally represent indicative levels at which a party may be willing to enter into a transaction. The Company generally classifies the fair value of these securities within Level 2 of the valuation hierarchy.

Corporate Bonds: The Company uses recently executed transactions to arrive at the fair value of its investments in corporate bonds. The Company generally classifies the fair value of these bonds within Level 2 of the valuation hierarchy.

CDO Securities: Where the Company is able to obtain independent market quotations from at least two broker dealers and where a price within the range of at least two broker dealers is used, CDO Securities will generally be classified as Level 2 of the valuation hierarchy. The independent market quotations from broker dealers are generally nonbinding. The Company seeks quotations from broker dealers that historically have actively traded, monitored, issued, and been knowledgeable about CDO Securities. The Company generally believes that to the extent (1) it receives two quotations in a similar range from broker dealers knowledgeable about CDO Securities, and (2) the Company believes the broker dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as Level 2 of the valuation hierarchy is appropriate. In the absence of two broker dealer market quotations, a single broker dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within Level 3 of the valuation hierarchy. If quotations are unavailable, valuation models prepared by the Company’s management are used. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

TruPS: The fair value of investments in TruPS is estimated using valuation models prepared by the Company’s management and is classified as Level 3 of the valuation hierarchy. These investment securities generally do not trade in an active market and, therefore observable price quotations are not available. Fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

SBA Loans: The Company obtains third party quotations for its investments in SBA loans. The quotations are generally based on quotes of comparable instruments and the Company generally classifies these investments within Level 2 of the valuation hierarchy.

Equity Investments in Publicly Traded Companies: These are securities which are traded on a recognized liquid exchange. The closing price of the security as of the reporting date is used to determine fair value. This is considered a Level 1 value in the hierarchy.

Equity Investments in Non-Publicly Traded Companies: Entities that comprise non-publicly traded companies include hybrid securities funds, real estate funds-Asian, tax-exempt funds, multi-strategy credit funds, and real estate funds. Most of the non-publicly traded investees of the Company account for themselves as investment companies under FASB ASC 946. Under FASB ASC 946, each investee is required to carry substantially all of their assets at fair value. Prior to the third quarter of 2009, the Company’s estimate of the fair value of its investment in these entities was based on valuation models prepared by Company’s management and were generally classified within Level 3 of the valuation hierarchy. During the third quarter of 2009, the Company adopted the measurement provisions of ASU 2009-12, whereby the Company estimates the fair value of these entities using the reported net asset value per share as of the reporting date. The Company generally classifies these estimates within either Level 2 if its investment in the entity is currently redeemable or Level 3 if its investment is not currently redeemable.

Residential Loans: Valuations models prepared by the Company’s management are used. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

Derivatives: The Company may hold credit default swaps and interest rate swaps, from time to time. The Company obtains counterparty quotes as well as broker dealer quotations to value these instruments. These quotes represent actual levels at which the broker dealer or counterparty will enter into a transaction. The Company generally classifies the fair value of these instruments within Level 2 of the valuation hierarchy.

Trading Securities Sold, Not Yet Purchased: The securities are valued using quoted active market prices of the securities sold and are generally categorized within Level 1 or 2 of the valuation hierarchy depending on the type of investment sold.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the year ended December 31, 2009 and 2008:

LEVEL 3 INPUTS

Year Ended December 31, 2009

(Dollars in Thousands)

	January 1, 2009	Net realized/unrealized gains (losses) included in Income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	December 31, 2009	Unrealized gains/(losses) still held (2)
		Net trading	Principal transactions and other income
Assets:

Investments-trading

CDO Securities	$3,000	$(3,067)	$—	$5,752	$3,425	$9,110	$(3,021)
TruPS	—	—	—	—	3,380	3,380	—

Total investments-trading	$3,000	$(3,067)	$—	$5,752	$6,805	$12,490	$(3,021)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (3)	$1,476	$—	$(1,025)	$—	$—	$451	$(1,025)
Star Asia (4)	10,545	—	3,423	—	90	14,058	3,423
MFCA (5)	728	—	1,052	—	600	2,380	1,052

	12,749	—	3,450	—	690	16,889	3,450

Investment Funds
Brigadier (6)	13,986	—	118	(4,104)	(10,000)	—	—
Deep Value (7)	24,487	—	6,268	—	(11,519)	19,236	6,268

	38,473	—	6,386	(4,104)	(21,519)	19,236	6,268

Other	—	—	—	—	98	98	—

Total equity securities	51,222	—	9,836	(4,104)	(20,731)	36,223	9,718
CDO Securities	4,843	—	(3,635)	2,141	(969)	2,380	(3,469)
Residential loans	—	—	—	—	260	260	—

Total other investments, at fair value	$56,065	$—	$6,201	$(1,963)	$(21,440)	$38,863	$6,249

(1)	Includes return of principal/capital of CDO securities and investment funds. In addition, purchases and (sales), net for the investment funds include a decrease of $10,967 related to the Deep Value onshore feeder fund’s investment in the related master fund. The Company deconsolidated the Deep Value onshore feeder fund as of April 1, 2009. See notes 3-F and 25. Purchases and (sales), net also include certain investments which were acquired from AFN as a result of the Merger in December 2009. Amounts include CDO Securities of $3,337 and TruPS of $3,380 classified as investments-trading, as well as $260 of residential loan classified as other investments, at fair value on the Company’s consolidated balance sheets. See notes 4 and 25.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at December 31, 2009.
(3)	Hybrid Securities Funds – European
(4)	Real Estate Funds – Asian
(5)	Tax exempt Funds
(6)	Multi-Strategy Credit Funds
(7)	Real Estate funds

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

LEVEL 3 INPUTS

Year Ended December 31, 2008

(Dollars in Thousands)

	January 1, 2008	Net realized/unrealized gains (losses) included in Income		Transfers in and/or out, net of Level 3	Purchases and (Sales), net (1)	December 31, 2008	Unrealized gains (losses) still held (2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading	$15,612	$(4,906)	$—	$(2,576)	$(5,130)	$3,000	$(3,375)
Other investments, at fair value	70,695	—	(8,568)	(4,000)	(2,062)	56,065	(20,826)

(1)	Includes return of principal/capital of CDO securities.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at December 31, 2008.

The circumstances that would result in transferring certain financial instruments from Level 2 to Level 3 in the fair value hierarchy would typically include what the Company believes to be a decrease in the availability, utility, and reliability of observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources.

During the year ended December 31, 2009, the liquidity and transparency surrounding structured credit products, such as CDO securities, continued to diminish. The absence of new issue activity in the primary market has led to a continually decreasing level of transparency, as seasoned secondary issuances can not be analyzed on a comparative basis relative to new issuances. In addition, diminished trading activity in the secondary market has also led the Company to believe that broker dealer quotations may not be based on observable and reliable market information.

Investments-trading: During the year ended December 31, 2009, transfers in to Level 3 reflects the transfers from Level 2 of CDO Securities comprised of securitized bank trust preferred securities, due to decreased observability of inputs. During the year ended December 31, 2009, the transfers out of Level 3 were primarily attributable to the ability to obtain at least two independent broker market quotations and to corroborate the market quotes. During the year ended December 31, 2008, the Company wrote down to zero an ABS CDO security it owned as part of its investments-trading. This was treated as a realized loss of $2,941 which was included in net trading in the consolidated statements of operations. The change in unrealized loss related to this security was reversed. The transfers out of Level 3 for the year ended December 31, 2008 was primarily attributable to the ability to obtain at least two independent broker market quotations and to corroborate the market quotes.

Other investments, at fair value: During the year ended December 31, 2009, transfers in to Level 3 reflect the transfers from Level 2 of CDO Securities comprised of securitized bank trust preferred securities, due to decreased observability of inputs. During the year ended December 31, 2009, the transfers out of Level 3 to Level 2 represent a certain investment fund for which the Company estimated its fair value based on the reported net asset value per share as of the reporting date in accordance with the fair value measurement guidance adopted during the third quarter of 2009. During the year ended December 31, 2008, the transfers out of Level 3 were primarily attributable to obtaining at least two independent broker dealer market quotations and to corroborate the market quotes.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the provisions of ASU 2009-12 have been applied) which are measured at fair value on a recurring basis during the year ended December 31, 2009:

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$451		N/A	N/A
Star Asia (b)	14,058		N/A	N/A
MFCA (c)	2,380		N/A	N/A

	16,889

Investment Funds:
Brigadier (d)	4,075	$—	Quarterly	90 days
Deep Value (e)	19,236	—	N/A	N/A

	23,311	—

Total	$40,200	$—

N/A – Not applicable.

(a)	EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe (“EuroTruPS”); CMBS, including subordinated interests in first mortgage real estate loans (“B-Notes”); and residential mortgage-backed securities RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and British pounds sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using an internal valuation model.
(c)	MFCA’s investment strategy is to make direct and indirect investments in certain U.S. federal tax-exempt securities consisting of long-term obligations issued by or on behalf of non-profit institutions and state authorities in the healthcare, education, cultural, philanthropic, research, service/advocacy, infrastructure and housing sectors. The fair value of the investment in this category has been estimated using the net asset value per share of the investment.
(d)	Brigadier’s investment strategy is to make investments in various sectors of the fixed income markets. The fund operates under four basic investment strategies: long-short, relative value, primary origination and market arbitrage. The investment manager may periodically reallocate its assets among different strategies based on the desired risk management characteristics of the fund. After a one-year lock-up period, the fund allows quarterly redemptions upon 90 days notice. The fair value of the investment in this category has been estimated using the net asset value per share of the investment.
(e)	Deep Value’s investment strategy is to make investments in securities secured by, or related to, residential and commercial real estate including RMBS, equity and debt investments in CDOs that are collateralized mainly by RMBS, senior and subordinated mortgage notes, preference shares and whole loans secured by or related to residential real estate and other related securities and derivatives referencing the foregoing. The Fund may also invest in CMBS and other securities and debt secured by or relating to commercial real estate. This is a closed-end fund that does not allow redemptions. The expected term of the fund is three years, with two optional one-year extensions. The fair value of the investment in this category has been estimated using the net asset value per share of the investments.

9. DERIVATIVE FINANCIAL INSTRUMENTS

FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), provides for optional hedge accounting. When a derivative is deemed to be a hedge and certain documentation and effectiveness testing requirements are met, reporting entities are allowed to record all or a portion of the change in the fair value of a designated hedge as an adjustment to other comprehensive income (“OCI”) rather than as a gain or loss in the statements of operations. To date, the Company has not designated any derivatives as hedges under the provisions included in FASB ASC 815.

Credit Default Swap: The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. From time to time, the Company may enter into credit default swap arrangements as the buyer of protection to modify the credit risk inherent in certain investments in CDO

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Securities it holds as investments-trading. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company carries the credit defaults swaps at fair value and includes them as a component of investments-trading in the consolidated balance sheets. The Company includes any gain or loss as part of net trading on the consolidated statements of operations. The Company sold its credit default swap in the first quarter of 2009. As of December 31, 2009 and during the second, third and fourth quarters of 2009, the Company was not a party to any credit default swap arrangements.

Interest Rate Swap: One of the Company’s former loan agreements required that the Company enter into a hedging agreement in a notional amount equal to at least 50% of the outstanding balance of a former term loan. See note 14. The Company entered into an interest rate swap on October 18, 2006. At that time, the notional amount of the swap equaled 50% of the outstanding balance of the term loan (and it declined by 50% of each scheduled principal payment throughout the term of the former term loan). This requirement to hedge the Company’s variable rate exposure was not included in the revolving credit facility entered into in 2007; however, the Company left the existing swap in place.

The interest rate swap effectively locked three month LIBOR into a fixed rate of 5.24% for the notional amount and the relevant period of time. The Company did not designate the interest rate swap as a hedged item for purposes of hedge accounting under FASB ASC 815. Accordingly, the Company carried the interest rate swap at fair value and included the gain or loss in the other non-operating income (expense) section of the consolidated statements of operations. The gain or loss included in this section includes two components: (i) the unrealized gains or losses based on the Company’s estimate of the fair value of the interest rate swap, and (ii) realized gains and losses which are the periodic payments made or receipts received by the Company. The Company entered into an amended and restated credit facility on June 1, 2009 and paid off the former bank debt and terminated the interest rate swap related to the debt. As of December 31, 2009, the Company was not a party to any interest rate swap arrangements.

As of December 31, 2009, there were no outstanding derivative financial instruments.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations for the year ended December 31, 2009:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Income Statement Classification	Year Ended December 31, 2009
Credit default swap	Revenues — net trading	$2,034
Interest rate swap	Non-operating income (expense) — change in fair value of interest rate swap	$6

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

10. INVESTMENTS IN EQUITY METHOD AFFILIATES

The Company has several investments that are accounted for under the equity method. Equity method accounting requires that the Company record its investment on the consolidated balance sheets (as a component of other assets) and recognize its share of the affiliate’s net income as earnings each year. Investment in equity method affiliates is included as component of other assets on the Company’s consolidated balance sheets. Effective January 1, 2008, the Company elected the fair value option for its investments in the onshore feeder fund of Brigadier and MFCA. As of December 31, 2008, the Company had three remaining equity method investees: (i) Star Asia Manager, (ii) DEKU, and (iii) Deep Value GP. As of December 31, 2009, the Company had three equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; and (iii) Deep Value GP II. DEKU was liquidated during the first quarter of 2009. See note 3-F. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in							Total
	Brigadier	Star Asia Manager	DEKU	MFCA	Deep Value GP	Deep Value II GP	Other
Balance at January 1, 2007	$33,553	$—	$—	$—	$—	$—	$—	$33,553
Investments/advances	—	—	2,525	4,961	—	—	385	7,871
Distributions/repayments	—	—	—	—	—	—	—	—
Earnings / (loss) realized	12,849	100	(131)	(714)	—	—	(385)	11,719

Balance at December 31, 2007	46,402	100	2,394	4,247	—	—	—	53,143

Adoption of Fair Value Option on January 1, 2008 (reclassified to other investments, at fair value)	(46,402)	—	—	(4,247)	—	—	—	(50,649)
Investments / advances	—	—	—	—	100	—	—	100
Distributions/repayments	—	(500)	—	—	—	—	—	(500)
Earnings / (loss) realized	—	806	(511)	—	(33)	—	—	262

Balance at December 31, 2008	—	406	1,883	—	67	—	—	2,356

Investments / advances	—	—	2,456	—	—	45	—	2,501
Distributions/repayments	—	(925)	—	—	—	—	—	(925)
Earnings / (loss) realized	—	862	(4,339)	—	30	(8)	—	(3,455)

Balance at December 31, 2009	$—	$343	$—	$—	$97	$37	$—	$477

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

The following table summarizes the combined financial information for all equity method investees.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	December 31, 2009	December 31, 2008
Total Assets	$255,511	$167,507

Liabilities	$2,308	$17,037
Equity	253,203	150,470

Liabilities & Equity	$255,511	$167,507

	Year Ended December 31,
	2009	2008	2007
Net income / (loss)	$91,755	$(88,625)	$7,509

See note 26 for information regarding transactions with the Company’s equity method investees.

11. GOODWILL

The following table presents goodwill as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Beginning balance	$8,728	$9,247
Adjustment related to acquisition of noncontrolling interest in Strategos	—	(519)
AFN acquisition (see note 4)	823	—

Ending balance	$9,551	$8,728

In July 2007, the Company acquired the 10% of Strategos the Company did not already own in exchange for 189,901 membership units of the Company from a noncontrolling interest partner. The Company utilized purchase accounting. The transaction was valued at $15,313 ($14,660 for the Class A and Class B units and $653 for certain accrued expenses). The purchase price was allocated between (1) the 10% un-owned portion of the tangible net assets acquired, (2) intangible assets which mainly consisted of the 10% un-owned portion of the in-place asset management contracts of Strategos, and (3) goodwill. No tangible assets were acquired. The purchase price was allocated as follows: (1) intangible asset of $6,066 and (2) goodwill of $9,247.

The Company initially recorded goodwill of $9,247 related to this transaction in 2007. The Company recorded a reduction in goodwill of $519 during the first quarter of 2008 to reflect an adjustment to actual expenses incurred with respect to the acquisition of noncontrolling interest.

The Company periodically reviews goodwill for impairment. See note 3-H. Any impairment loss is reflected as a component of operating expenses in the consolidated statements of operations. The Company performs its annual impairment test of goodwill each July 1st (Strategos) and each October 1st (AFN).

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

12. INTANGIBLE ASSETS

The following table reflects the activity and balances as of December 31, 2009 and 2008 the Company recorded with respect to the intangible assets which are included as a component of other assets on the consolidated balance sheets. The intangible assets primarily consist of the value assigned to the 10% of the in-place asset management contracts of the Company’s Strategos subsidiary acquired from the former noncontrolling interest partner described in note 11.

INTANGIBLE ASSETS

(Dollars in Thousands)

	Estimated Useful Lives	December 31, 2009	December 31, 2008
Strategos Asset Management Contracts	3.2 Years	$3,988	$3,988
Accumulated Amortization		(3,454)	(2,743)

		534	1,245
FINRA Broker Dealer License	Indefinite	40	40

		$574	$1,285

The Company recognized amortization expense of $711, $1,936 and $807 for the years ended December 31, 2009, 2008 and 2007, respectively, as a component of depreciation and amortization on the consolidated statements of operations. During the year ended December 31, 2008, the Company recognized an impairment charge of $2,078 related to the level of asset defaults subject to Strategos asset management contracts. The charge is included in the consolidated statements of operations as impairment of intangible assets. The Company estimates that it will record amortization expense of $534 for the year ending December 31, 2010. No amortization will be recorded beyond 2010 as the intangible asset related to the Strategos asset management contracts will be fully amortized in 2010.

13. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows:

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

(Dollars in Thousands)

	Estimated Useful Lives	December 31, 2009	December 31, 2008
Furniture and equipment	3 to 5 Years	$4,685	$4,193
Leasehold improvements	5 to 10 Years	5,228	4,989

		9,913	9,182
Accumulated amortization and depreciation		(6,687)	(4,844)

		$3,226	$4,338

The Company recognized depreciation and amortization expense of $2,543, $4,023 and $2,726 for the years ended December 31, 2009, 2008 and 2007, respectively, as a component of depreciation and amortization on the consolidated statements of operations. Of the $2,543, $4,023 and $2,726 recognized for the years ended December 31, 2009, 2008 and 2007, respectively, $1,832, $2,087 and $1,919, respectively, represents depreciation of furniture, equipment, and leasehold improvements and the remainder represents amortization of intangible assets. See note 12.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

14. DEBT

The Company had the following debt outstanding as of December 31, 2009 and 2008, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par	December 31, 2009	December 31, 2008	Interest Rate Terms	Weighted Average Interest Rate @ 12/31/2009	Weighted Average Contractual Maturity
Former Revolving Line of Credit	$—	$—	$67,000	N/A	N/A	June 2009
2009 Credit Facility	$9,950	9,950	—	8.50%	8.50%	May 2011
Convertible debt	$26,150	25,374	—	7.63%	7.63%	May 2027
Junior subordinated notes	$49,614	17,269	—	7.38%	7.38%	August 2036
Subordinated notes payable	$9,368	9,368	9,094	12.00%	12.00%	June 2013

Total		$61,961	$76,094

The 2009 Credit Facility

On June 1, 2009, Cohen Brothers entered into an amended and restated credit facility with TD Bank, N.A., which was amended on September 30, 2009 and was further amended on December 16, 2009 in connection with the completion of the Merger (as amended, the “2009 Credit Facility”). Cohen Brothers made an initial draw under the 2009 Credit Facility of $29,950 and used this draw, combined with existing cash reserves, to pay off the former revolving line of credit. The 2009 Credit Facility provides for available borrowings of the lesser of the maximum revolving credit amount, which was initially $30,000 and as of December 31, 2009 was $28,000, or a calculation which is based upon the present value of certain of Cohen Brothers’ CDO management fees plus a percentage of the estimated value of certain other investments Cohen Brothers has pledged as collateral. The 2009 Credit Facility matures on May 31, 2011. The total maximum revolving credit amount under the 2009 Credit Facility which was $30,000 at inception is reduced by $1 million per month beginning on November 15, 2009 and by the amount of proceeds received as a result of asset sales involving collateral, sales of capital stock, or amounts received on account of the issuance of equity interests of Cohen Brothers. The 2009 Credit Facility bears interest, at Cohen Brothers’ option, at either: (a) one, two or three month LIBOR plus 6.5% or (b) a base rate (as defined in the loan agreement) plus 3.75%, both subject to an absolute minimum interest rate of 8.5%. The 2009 Credit Facility charges an unused fee of 0.50% per annum payable quarterly based on the unused available funds under the facility. In addition, TD Bank N.A. charged an upfront fee of 3.00% and an exit fee of 1.5% at the first to occur of maturity, payment in full, or acceleration, both calculated as a percentage of the initial maximum revolving credit amount. As of December 31, 2009, $9,950 was drawn, $1,292 was committed for two letters of credit and there was $15,101 available for borrowing under the 2009 Credit Facility.

Covenants and Collateral: Certain of Cohen Brothers’ subsidiaries executed joinders to existing security and pledge agreements whereby such subsidiaries granted TD Bank N.A. a security interest in all of their assets pursuant to the terms of the 2009 Credit Facility. The effect of the 2009 Credit Facility and the related security and pledge agreements is that Cohen Brothers has granted TD Bank N.A. a security interest in substantially all of its assets and substantially all of its asset management agreements with the exception of certain of its investments that are currently classified as investments-trading, held in subsidiaries that do not guarantee the 2009 Credit Facility (the “Non-Guaranteeing Subsidiaries”). However, Cohen Brothers is limited in the amount of capital it can invest and have at any point in time, in these Non-Guaranteeing Subsidiaries.

The 2009 Credit Facility limits Cohen Brothers’ ability to use its assets to fund ongoing operations. All of Cohen Brothers’ investments classified as other investments, at fair value and as investments in equity method affiliates are encumbered under the 2009 Credit Facility and related agreements. Substantially all of Cohen Brothers’ investments classified as trading are also encumbered with the exception of investments held by CCS which is a Non-Guaranteeing Subsidiary. See note 8 for information regarding other encumbrances that may be placed on these securities.

The 2009 Credit Facility contains covenants and restrictions that, among other things, restrict Cohen Brothers’ ability to pay distributions to members (including the Company) in certain cases, to enter into a merger, to acquire another company, to take on additional debt, to engage in asset sales, and to enter into new leases or other commitments.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

The 2009 Credit Facility imposes significant restrictions on Cohen Brothers, in its ability to make distributions to its members. Cohen Brothers is permitted to pay the distributions for the amount necessary for each member (including the Company) to pay federal and state income taxes resulting solely from such member’s allocated share of Cohen Brothers’ income (“Tax Distributions”). In addition, Cohen Brothers is allowed to make distributions to the Company for certain limited purposes, including distributions required so that the Company can make regularly scheduled payments on its subordinated debt and convertible notes (see below). These restrictions on distributions will limit Cohen Brothers’ ability to pay its members distributions in excess of required Tax Distributions and will preclude the Company from paying dividends to its stockholders. See note 15.

The 2009 Credit Facility, includes financial covenants that Cohen Brothers is required to maintain such as (1) minimum net worth; (2) minimum consolidated cash flow to fixed charge coverage ratio; (3) maximum funded debt to consolidated cash flow ratio; and (4) a requirement to maintain cash at a minimum amount equal to the outstanding advances (including letters of credit) under the 2009 Credit Facility. Finally, CCS and certain other Non-Guaranteeing Subsidiaries and other subsidiaries are permitted to provide credit enhancements in the aggregate at any time of $45 million. All relevant terms are defined in the credit agreement.

As of December 31, 2009, Cohen Brothers was in compliance with the financial covenants in the 2009 Credit Facility.

Former Revolving Line of Credit Agreement

Cohen Brothers entered into a $200,000 revolving line of credit facility with a group of commercial banks (the “Bank Group”) on July 27, 2007 (the “Former Bank Group Loan”). The Former Bank Group Loan bore interest at either (i) 2.00% over prime or (ii) 3.00% over one, two, three, or six month LIBOR. Based on the financial results as of December 31, 2008, Cohen Brothers was in default of the minimum net worth covenant of the Former Bank Group Loan. On April 3, 2009, the Former Bank Group exercised its rights: (i) to increase the interest rate on the Former Bank Group Loan by 2%; (ii) to cease making advances or issuing letters of credit; and (iii) to convert all outstanding advances under the Former Bank Group Loan to prime based from LIBOR based after the expiration of the LIBOR periods outstanding at that time. The Former Bank Group did not exercise any of its other remedies available to it upon the event of default, such as terminating the Former Bank Group Loan and demanding immediate repayment of all amounts outstanding, demanding cash collateral in the amount of all outstanding letters of credit, or taking action against the collateral.

On June 1, 2009, Cohen Brothers entered into the 2009 Credit Facility as discussed above. Cohen Brothers used the proceeds from the initial draw from the 2009 Credit Facility, as well as existing cash on hand, to repay the Former Bank Group Loan in full. Cohen Brothers never received a formal waiver of the default; however, the default was effectively cured when the loan was paid in full.

Contingent Convertible Senior Notes

The Company assumed $26,150 principal amount of convertible senior notes from AFN. The notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsubordinated, unsecured indebtedness. The notes are subordinated in right of payment to the Company’s existing and future secured indebtedness to the extent of such security. The notes bear interest at an annual rate of 7.625%. The notes mature on May 15, 2027.

As of December 31, 2009, the carrying value of the Company’s convertible debt outstanding was $25,374. The Company recorded the debt at fair value as of the date of the Merger. Any difference between the fair value of the convertible senior notes on the Merger date and the principal amount of debt will be amortized into earnings over the estimated remaining life of the underlying debt as an adjustment to interest expense.

The notes will be convertible prior to the maturity date into cash and, if note holders exercise their conversion option, shares of the Company’s Common Stock under certain circumstances, at an initial conversion price per share of $117.00 (adjusted for the 1-for-10 AFN reverse stock split effected immediately prior to the consummation of the Merger), which represents a conversion rate of approximately 8.5470 shares of Common Stock per $1,000 principal amount of notes. If converted, the holders of the notes will receive an amount in cash per note equal to the lesser of (i) $1,000 and (ii) the average of the “daily conversion values” for each of the twenty consecutive trading days of the conversion reference period. “Daily conversion value” means, with respect to any trading day, the product of (1) the applicable conversion rate and (2) the volume weighted average price of the Company’s Common Stock on such trading day.

The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

According to the provisions surrounding debt with conversion and other options included in FASB ASC 470, Debt, the Company is required to account separately for the liability and equity component of its convertible debt (that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option) in a manner that reflects the Company’s nonconvertible, unsecured debt borrowing rate. The difference between the fair value of the debt component and the initial proceeds from the issuance of the debt is recorded as a component of equity. The resulting debt discount, which is equal to the excess of the principal amount of the liability over its carrying amount, should be amortized to interest expense over the expected life of the debt. The Company has concluded that upon its assumption of the convertible senior notes on December 16, 2009, the equity component of the debt is so significantly out of the money that it has an immaterial fair value. Accordingly all fair value has been allocated to the liability component.

As of December 31, 2009, the Company was in compliance with the covenants of the convertible senior notes.

Junior Subordinated Notes

The Company assumed $49,614 aggregate principal amount of junior subordinated notes outstanding. As of December 31, 2009, the carrying value of the Company’s junior subordinated notes outstanding was $17,269. The Company recorded the debt at fair value on the acquisition date. Any difference between the fair value of the junior subordinated notes on the Merger date and the principal amount of debt will be amortized into earnings over the estimated remaining life of the underlying debt as an adjustment to interest expense.

The junior subordinated notes are payable to two special purpose trusts:

1. Alesco Capital Trust I: $28,995 in aggregate principal amount issued in June 2007. As of December 31, 2009, the carrying value of these notes was $11,245. The notes mature on July 30, 2037 and may be called by the Company at par any time after July 30, 2012. The notes accrue interest payable quarterly at a fixed interest rate equal to 9.495% per annum through the distribution payment date on July 30, 2012 and thereafter at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. All principal is due at maturity. The Alesco Capital Trust simultaneously issued 870 shares of the Alesco Capital Trust’s common securities to the Company for a purchase price of $870, which constitutes all of the issued and outstanding common securities of the Alesco Capital Trust.

2. Sunset Financial Statutory Trust I (“Sunset Financial Trust”): $20,619 in aggregate principal amount issued in March 2005. As of December 31, 2009, the carrying value of these notes was $6,024. The notes mature on March 30, 2035. The notes accrue interest payable quarterly at a floating rate of interest of 90-day LIBOR plus 415 basis points. All principal is due at maturity. The Sunset Financial Trust simultaneously issued 619 shares of the Sunset Financial Trust’s common securities to the Company for a purchase price of $619, which constitutes all of the issued and outstanding common securities of the Sunset Financial Trust.

The Trusts described above are VIEs pursuant to variable interest provisions included in FASB ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because the Company’s investment in the Trusts’ common securities were financed directly by the Trusts as a result of their loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to variable interest guidance in FASB ASC 810, and the Company is not the primary beneficiary of the Trusts. The Trusts are not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trusts as a liability, and the investment in the Trusts’ common securities as an asset. The common securities were deemed to have a fair value of $0 as of the Merger Date and as of December 31, 2009.

Subordinated Notes Payable

On June 25, 2008, Cohen Brothers executed three separate agreements with three of its members (Daniel G. Cohen, Christopher Ricciardi and Cohen Financial Group, Inc. (“CFG”) to obtain $9,000 of unsecured subordinated financing (the “Original Subordinated Notes”). The Original Subordinated Notes were comprised of $6,000 from CFG, $2,000 from Daniel G. Cohen, and $1,000 from Christopher Ricciardi. See note 15 for further discussion of CFG.

Prior to the completion of the Merger, CFG filed a certificate of liquidation with the Secretary of State in the State of Delaware. Cohen Brothers, issued new subordinated notes to each stockholder of CFG evidencing its obligation to pay to each such stockholder the stockholder’s pro rata share of the original note to CFG (the “New Subordinated Notes”, and, together with the Original Subordinated Notes, the “Subordinated Notes”). The New Subordinated Notes have substantially the same terms and provisions as contained in CFG’s Original Subordinate Note.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Messrs. Cohen and Ricciardi were stockholders of CFG and received New Subordinated Notes in the original principal amount of $495 and $103, respectively, representing their pro rata share of CFG’s note.

The Subordinated Notes mature on June 20, 2013 and bear interest at an annual rate of 12%. A portion of this interest, 9%, is payable in cash semiannually on May 1 and November 1 of each year commencing on, in the case of the Original Subordinated Notes, November 1, 2008, and, in the case of the New Subordinated Notes, May 1, 2010. The remaining portion, 3%, is paid in-kind at an annual rate of 3% which is also payable semiannually. All accrued in-kind interest will be added to the unpaid principal balance of the Subordinated Notes on each May 1 and November 1, and thereafter the increased principal balance shall accrue interest at the annual rate of 12%. The Subordinated Notes are unsecured obligations of Cohen Brothers, and payments of principal and interest on the notes are subordinated to the 2009 Credit Facility.

The interest expense (both cash and in-kind) on the Subordinated Notes totaled $1,099 and $557 for the year ended December 31, 2009 and 2008, respectively, and is included in interest expense in the consolidated statements of operations. As of December 31, 2009 and 2008, the Subordinated Notes payable was $9,368 (comprised of $3,807 notes payable to related parties) and $9,094 (all of which was notes payable to related parties), respectively.

Deferred Financing

In July 2007, the Company wrote off $770 of unamortized deferred financing to interest expense relating to a former term loan facility upon the execution of the Former Bank Group Loan. The Company also paid $1,770 in deferred financing costs associated with the Former Bank Group Loan in 2007. In June 2009, the Company charged $169 of unamortized deferred financing costs to interest expense in the consolidated statement of operations related to the Former Bank Group Loan. The Company recorded $1,438 in deferred financing costs in other assets in the consolidated balance sheet associated with the 2009 Credit Facility. The Company will expense these deferred financing costs to interest expense over the remaining life of the 2009 Credit Facility. The Company recognized interest expense from deferred financing costs of $1,036, $1,075 and $658 for the years ended December 31, 2009, 2008 and 2007, respectively. The remaining net deferred financing asset as of December 31, 2009 and 2008 was $1,044 and $617, respectively, and was included in other assets in the consolidated balance sheets. The expected interest expense from deferred financing costs to be recognized in 2010 is $737, and in 2011 is $307. No amortization will be recorded beyond 2011 as the deferred financing costs will be fully amortized in 2011.

Interest Rate Swap

The Company entered into an interest rate swap under the Former Bank Group Loan. See note 9. It did not designate this swap as a hedge. The Company carried the swap at fair value and included any gain or loss as part of non-operating income (expense) on the consolidated statement of operations. The Company terminated the swap upon entering into the 2009 Credit Facility.

Promissory Note

The Company repaid in full a $3,600 promissory note in 2007 which the Company had entered into with Merrill Lynch Capital Corp. (“Merrill Lynch”) in May 2006.

Warehouse Facility (VIE)

The Company was required to consolidate one Warehouse SPE. See note 3-J. As of December 31, 2006 and through March 1, 2007, as required under the variable interest entity provisions included in FASB ASC 810. The Warehouse SPE had a line of credit with a third party bank in the amount of $100,000 which had $1,005 outstanding as of December 31, 2006. The line of credit bore interest at the federal funds rate plus 0.50% and matured on September 30, 2007. The Company was not the obligor of this debt and it was non-recourse to the Company. See note 22. The Company records interest expense as a component of principal transactions and other income when the use of proceeds from the borrowing is used directly to purchase income generating assets related to non-trading activities. See note 3-L. The interest expense related to the warehouse facility was not material for the year ended December 31, 2007, and was included as a component of principal transactions and other income in the consolidated statements of operations.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Interest Expense

Interest expense includes interest incurred for the Company’s debt described in this note, the amortization of deferred financing related to these credit facilities, and the amortization of discount related to the convertible senior notes and the junior subordinated notes.

15. STOCKHOLDERS’ EQUITY/MEMBERS’ EQUITY AND RESTRICTIONS

Prior to the Merger, the Company had three economic classes of membership units: Class A units, Class B units, and long term incentive profit (“LTIP”) units, as well as a fourth super-voting class, C units.

Upon the consummation of the Merger, each holder of a Cohen Brothers Class A membership unit, together with one Cohen Brothers Class B membership unit, either, with respect to such membership units, (1) received 0.57372 shares of the Company’s Common Stock, or (2) retained 0.57372 new membership units in the Company’s majority owned subsidiary, Cohen Brothers.

Each Cohen Brothers’ LTIP unit was, immediately prior to the effective time of the Merger, automatically converted into one Cohen Brothers Class A membership unit together with one Cohen Brothers Class B membership unit. In connection with the Merger, all of the former LTIP unit holders elected to receive 0.57372 shares of the Company’s Common Stock rather than retain new membership units. Any outstanding Cohen Brothers Class A options and Class B options were cancelled. See note 16.

Prior to the Merger, Cohen Brothers was a limited liability company. As a result of the Merger, the Company is a corporation. All historical share/unit and per share/unit information presented prior to the Merger date has been retroactively restated for the recapitalization of membership units based on the exchange ratio determined in connection with the Merger of 0.57372 which factors in the 1-for-10 reverse stock split effectuated by AFN on December 16, 2009.

Common Stock

The holders of the Company’s Common Stock are entitled to one vote per share. These holders are entitled to receive distributions on such stock when, as and if authorized by the Company’s Board of Directors out of funds legally available and declared by the Company and to share ratably in the assets legally available for distribution to the Company’s stockholders in the event of its liquidation, dissolution or winding up after payment of or adequate provision for all of the Company’s known debts and liabilities, including the preferential rights on dissolution of any class or classes of preferred stock. The holders of the Company’s Common Stock have no preference, conversion, exchange, sinking fund, redemption, or so long as the Company’s Common Stock remains listed on a national exchange, appraisal rights and have no preemptive rights to subscribe for any of the Company’s securities. Shares of the Company’s Common Stock have equal dividend, liquidation and other rights.

Preferred Stock

Series A Voting Convertible Preferred Stock: In exchange for all of Cohen Brothers Class C membership units, Daniel G. Cohen, the chairman and chief executive officer of the Company, held through Cohen Bros. Financial, LLC (“CBF”), received one share of the Company’s Series A Voting Convertible Preferred Stock (“Series A Preferred Stock”), which has no economic rights but gives Mr. Cohen the right to nominate and elect a number equal to at least one-third (but less than a majority) of the total number of directors on the Company’s Board of Directors. The Series A Preferred Stock will be automatically redeemed for par value on December 31, 2012. The holder of Series A Preferred Stock is not entitled to receive any dividends, distributions, or any distributions upon liquidation, dissolution, or winding up of the Company. There is one share of Series A Preferred Stock issued and outstanding as of December 31, 2009.

Series B Voting Non-Convertible Preferred Stock: After October 1, 2010, Mr. Cohen may convert the share of Series A Preferred Stock mentioned above into 4,983,557 shares of the Company’s Series B Voting Non-Convertible Preferred Stock (“Series B Preferred Stock”), which will have no economic rights but will entitle Mr. Cohen to vote the Series B Preferred Stock on all matters presented to our stockholders. Each share of Series B Preferred Stock will be entitled to one vote. The Series B Preferred Shares mentioned in the first sentence are equivalent to the amount of Cohen Brothers membership units held by Mr. Cohen as of December 31, 2009. See note 1. The Series B Preferred shares effectively give Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of Cohen Brothers do not carry voting rights at the Company level). The Series B Preferred Stock effectively enables Mr. Cohen to exercise approximately 31.9% of the voting power of the

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Company’s Common Stock based on the outstanding number of shares of the Company’s Common Stock as of December 31, 2009. The Series B Preferred Stock will be automatically redeemed for par value on December 31, 2012. Holders of Series B Preferred Stock are not entitled to receive any dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company. There are no shares of Series B Preferred Stock issued and outstanding as of December 31, 2009.

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s Board of Directors in connection with the Stockholder Rights Plan discussed below. The holders of Series C Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There are no shares of Series C Preferred Stock issued and outstanding as of December 31, 2009.

Stockholder Rights Plan

On December 21, 2009, the Company’s Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”) in an effort to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carryforwards (the “deferred tax assets”) to reduce potential future federal income tax obligations. See note 17. The Rights Agreement provides for a distribution of one preferred stock purchase right (a “Right,” and collectively, the “Rights”) for each share of the Company’s Common Stock, par value $0.001 per share, outstanding to stockholders of record at the close of business on December 21, 2009. Each Right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share of Series C Junior Participating Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), at a purchase price of $100.00 per unit, subject to adjustment.

Initially, the Rights will not be exercisable and will be attached to and automatically trade with the Company’s Common Stock. The Rights will separate from the Company’s Common Stock and a “distribution date” will occur, with certain exceptions, upon the earlier of (i) ten days following a public announcement that a person or a group of affiliated or associated persons has acquired beneficial ownership of 4.95% or more of the Company’s outstanding Common Stock, which person or group would then qualify as an “acquiring person,” or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an acquiring person. If at the time of the adoption of the Rights Agreement, any person or group of affiliated or associated persons was the beneficial owner of 4.95% or more of the outstanding shares of the Company’s Common Stock, such person shall not become an acquiring person unless and until such person acquires any additional shares of the Company’s Common Stock. In addition to other exceptions, a person will not become an acquiring person if such person acquired the shares of the Company’s Common Stock pursuant to the exercise of options or warrants to purchase Common Stock outstanding and beneficially owned by such person as of the date such person became the beneficial owner of 4.95% or more of the then outstanding shares of the Company’s Common Stock or as a result of an adjustment to the number of shares of the Company’s Common Stock for which such options or warrants are exercisable, or as a result of a stock split or stock dividend.

The Rights have no voting privileges and will expire on the earliest of (i) the close of business on December 31, 2012, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code or any successor statue if the Company’s Board of Directors determines that the Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits, (v) the beginning of the taxable year of the Company to which the Company’s Board of Directors determines that certain tax benefits may not be carried forward, or (vi) the first anniversary of adoption of the Rights Agreement if shareholder approval of the Rights Agreement has not been received by or on such date.

The Rights Agreement contains a provision such that if a person or group acquires beneficial ownership of 4.95% or more of the Company’s Common Stock and is determined by the Company’s Board of Directors to be an acquiring person, each Right (other than the Rights held by the acquiring person) will entitle the holder to purchase Common Stock having a value of two times the exercise price of the Right.

No rights were exercisable at December 31, 2009. There was no impact to the Company’s financial results as a result of the adoption of the Rights Agreement. The terms and conditions of the Rights are set forth in the Section 382 Rights Agreement attached as Exhibit 4.1 to Cohen & Company Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2009.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Private Offering

In May 2007, the Company completed a private offering of Cohen Brothers membership units resulting in gross proceeds of $100,000. Cohen Financial Group, Inc. (“CFG”), a newly formed entity, issued shares to a group of investors in a private Rule 144A offering. CFG used the proceeds to purchase Cohen Brothers membership units. Concurrently with the private offering, the Company entered into a Members’ Agreement with CFG, whereby the Company was required to obtain consent from CFG with respect to certain Company activities. These activities were as follows: (1) the authorization of a sale of all or substantially all of the assets of the Company; (2) the issuance of additional units or LTIPs or securities convertible into units, except (a) in an amount that does not exceed the number of available awards under the Company’s unit option plan, (b) upon the exercise of options issued pursuant to the Company’s unit option plan or (c) in connection with an initial public offering of CFG; or (3) the alteration or the change of the powers, preferences, rights or obligations of the Company’s units held by CFG so as to affect these units adversely. CFG filed a certificate of dissolution with the Secretary of State of Delaware immediately prior to the consummation of the Merger. Each CFG shareholder, other than CBF, elected to receive 0.57372 shares of the Company’s Common Stock in conjunction with the dissolution of CFG and Merger.

Repurchase of Options

As part of the Cohen Brothers’ former option plan, the Company had the right (but not the obligation) to repurchase exercised options at a price equal to fair market value. The Company recorded any such repurchase as a reduction in stockholders’/members’ equity. See note 16.

Distributions

The Company’s majority owned subsidiary, Cohen Brothers, made distributions to its members in the amounts of $4,746, $7,826, and $73,695 for the years ended December 31, 2009, 2008, and 2007, respectively. Distributions to members are governed by the Cohen Brothers’ Amended and Restated Limited Liability Company operating agreement and are subject to restrictions imposed by the Company’s 2009 Credit Facility. See note 14. Substantially all of the Company’s operations are conducted at the Cohen Brothers’ level. Therefore, substantially all Cohen Brothers’ net assets as well as net income are subject to restrictions from paying distributions to the Company.

Shares/Units Outstanding of Stockholders’/Members’ Equity of the Company

The following table summarizes the unit/share transactions that occurred in members’ equity/stockholders’ equity during the years ended December 31, 2007, 2008 and 2009, respectively. All historical share/unit information presented prior to the Merger date has been retroactively restated for the recapitalization of membership units based on the exchange ratio determined in connection with the Merger of 0.57372 which factors in the 1-for-10 reverse stock split effectuated by AFN on December 16, 2009.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

ROLLFORWARD OF UNITS/SHARES OUTSTANDING OF COHEN & COMPANY INC.

(Prior to December 16, 2009, Cohen Brothers, LLC)

For the Year Ended December 31, 2007

	December 31, 2006	Issuance as Equity-Based Compensation	Exercise of Options	Unit Repurchase/Forfeiture or Expiration of Options	Issuance of Units	December 31, 2007
Units	7,657,674	114,744	2,656	(2,656)	1,485,273	9,257,691
LTIPs	—	311,562	—	—	—	311,562
Options	38,898	429,619	(2,656)	(35,926)	—	429,935

	7,696,572	855,925	—	(38,582)	1,485,273	9,999,188

For the Year Ended December 31, 2008
	December 31, 2007	Issuance as Equity-Based Compensation	Exercise of Options	Unit Repurchase/Forfeiture or Expiration of Options	Issuance of Units	December 31, 2008
Units	9,257,691	—	8,032	(8,032)	—	9,257,691
LTIPs	311,562	97,762	—	(55,308)	—	354,016
Options	429,935	63,109	(8,032)	(47,533)	—	437,479

	9,999,188	160,871	—	(110,873)	—	10,049,186

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

For the Year Ended December 31, 2009

	December 31, 2008	Issuance as Equity-Based Compensation	Unit Repurchase/Forfeiture or Expiration or Cancellation of Options	Issuance of Units	Recapitalization	Issuance of Shares as Merger Consideration	Units retained by Noncontrolling Interest	December 31, 2009
Units	9,257,691	—	—	354,016	(9,611,707)	—	—	—
LTIPs	354,016	—	—	(354,016)	—			—
Options	437,479	265,760	(703,239)	—	—	—	—	—
Common Stock	—	—	—	—	9,611,709	5,979,085	(5,283,556)	10,307,238
Restricted Stock	—	—	—	—	—	36,109	—	36,109
Treasury Stock	—	—	—	—	(50,400)	—	—	(50,400)

	10,049,186	265,760	(703,239)	—	(50,398)	6,015,194	(5,283,556)	10,292,947

Future Conversion / Redemption of Cohen Brothers Units

Of the 5,283,556 Cohen Brothers membership units not held by the Company, Daniel G. Cohen, through Cohen Brothers Financial LLC (“CBF”), a singe member LLC, holds 4,983,557 Cohen Brothers membership units. Each of Mr. Cohen’s Cohen Brothers membership units are redeemable at Mr. Cohen’s option, at any time on or after January 1, 2013, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. Other members of Cohen Brothers hold a total of 299,999 units. These units have the same redemption rights as described for Mr. Cohen except that the members holding these units may elect to redeem their shares at any time after June 17, 2010.

16. EQUITY-BASED COMPENSATION

As described in note 3-P, the Company’s equity based compensation to its employees is comprised of Options, Restricted Units, and restricted shares.

Prior to the Merger, the Company granted, from time to time, Options and Restricted Units to its officers and employees pursuant to the Cohen Brothers option plan and limited liability company agreement. Upon the consummation of the Merger, any outstanding unit options granted under the option plan were cancelled and all LTIP units were, immediately prior to the effective time of the Merger, automatically converted into Cohen Brothers membership units and exchanged for shares of the Company’s Common Stock. All unamortized expense was charged to operations. See note 15. All historical share/unit information presented prior to the Merger date has been retroactively restated for the recapitalization of membership units based on the exchange ratio determined in connection with the Merger of 0.57372 which factors in the 1-for-10 reverse stock split effectuated by AFN on December 16, 2009.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Unit Options

Option activity with respect to the Company’s former option plan was as follows:

UNIT OPTIONS OUTSTANDING

	Number of Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding at January 1, 2009	437,479	$51.26
Granted	265,760	17.94
Exercised	—	—
Forfeited	(43,688)	34.31
Expired	(28,789)	32.73
Cancelled	(630,762)	39.25

Outstanding at December 31, 2009	—	—	—	$—

Exercisable at December 31, 2009	—	$—	—	$—

During the years ended December 31, 2009, 2008 and 2007, the aggregate intrinsic value of Options exercised was $0, $43 and $77, respectively. The Company received proceeds from the exercise of Options during the years ended December 31, 2009, 2008 and 2007 in the amount of $0, $62 and $20, respectively. The weighted average grant date fair value of options granted during 2009, 2008 and 2007 was $6.00, $5.42, and $21.46, respectively. The Company recognized equity based compensation expense in connection with the issuance of Options of $3,513, $2,658 and $1,717 for the years ended December 31, 2009, 2008 and 2007, respectively, and the equity based compensation expense is included in compensation and benefits in the consolidated statements of operations.

The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

WEIGHTED AVERAGE ASSUMPTIONS

FOR BLACK-SCHOLES OPTION MODEL

	Year ended December 31,
	2009	2008	2007
Risk Free Interest Rate	2.43%	3.13%	4.78%
Expected Life (in years)	5.2	5.9	6.0
Expected Volatility	38.42%	29.64%	28.06%
Dividend Yield	0.00%	0.00%	0.00%

The risk-free rate is derived from public data sources at the time of the grant and represents the U.S. Treasury zero-coupon bond yield with a maturity that approximates the expected life of the option. The expected life of options granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin (“SAB”) 107 and 110. SAB 107 and 110 allow the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The expected volatility is based upon the volatility of comparable public companies. The Company assumed a zero dividend payout over the expected life of the Option. Compensation cost was recognized over the expected life of the Option using the straight-line method.

Restricted Units

When issuing Restricted Units prior to the Merger, the Company determined the fair value of the Restricted Units issued either through an independent third party appraisal or an internal valuation model. As of January 1, 2009, the Company had 219,046 unvested Restricted Units outstanding, with a weighted average grant date fair value of $14.23. All of the unvested Restricted Units vested immediately prior to the effective time of the Merger and were converted along with all previously vested amounts, into Cohen Brothers membership units and exchanged for shares of the Company’s Common Stock.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

The weighted average fair value per unit of the Restricted Units granted during 2009, 2008, and 2007 was $0, $15.10 and $16.77, respectively. The Company recognized equity-based compensation expense (including Tax Gross-up Bonus) of $2,044, $3,519, and $71,038 for the years ended December 31, 2009, 2008 and 2007, respectively, and the expense is included in compensation and benefits in the consolidated statements of operations. Included in equity-based compensation expense is the Gross-up Bonus that the Company agreed to pay to recipients of Restricted Units for reimbursement of the tax liability incurred due to the receipt of non-cash compensation. The total Tax Gross-up Bonus was $0, $0, and $27,194 for the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted Units Pursuant to the 2009 Equity Award Plan

Cohen Brothers adopted the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) in August 2009. The 2009 Equity Award Plan permits the grant of Cohen Brothers restricted units to the Company’s employees which represent a right that entitles the recipient, upon vesting of the restricted unit, to receive the number of Cohen Brothers’ membership units in the restricted unit agreement. The awards under this plan are subject to time-based and/or performance-based vesting conditions and generally vest over a period of three years. The maximum number of restricted units authorized to be granted pursuant this plan is limited to 1,721,160, of which 226,858 units remain available to be issued as of December 31, 2009. All awards pursuant to this plan are subject to the prior written consent of the Company’s chairman and chief executive officer, Daniel G. Cohen.

In connection with the 2009 Equity Award Plan, Mr. Cohen and Cohen Brothers are parties to an Equity Plan Funding Agreement (the “Equity Funding Agreement”) whereby Mr. Cohen is required to transfer to (1) Cohen Brothers the number of Cohen Brothers membership units or shares of the Company’s Common Stock equal to the number of Cohen Brothers membership units to be issued by Cohen Brothers to the participants in the 2009 Equity Award Plan in connection with vesting of a Cohen Brothers restricted unit, or (2) the Company the number of shares of Common Stock equal to the number of Cohen Brothers membership units to be issued to the participants in the 2009 Equity Award Plan in connection with the vesting of a Cohen Brothers restricted unit. The maximum number of Cohen Brothers membership units and shares of the Company’s Common Stock, in the aggregate, that Mr. Cohen is obligated to transfer is 1,721,160. As a result of the Equity Funding Agreement, the capitalization of Cohen Brothers does not change as result of the issuance of Cohen Brothers restricted units under the 2009 Equity Award Plan.

The 2009 Equity Plan awards were issued prior to the Merger. The Company determined the fair value of these restricted units based on the implied value of a Cohen membership unit derived from the Company’s public stock price on the date of grant multiplied by the exchange ratio called for in the Merger Agreement.

Restricted Unit activity with respect to the Company’s 2009 Equity Award Plan was as follows:

RESTRICTED UNITS – SERVICE BASED VESTING

	Number Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	—	$—
Granted	1,043,811	7.23
Vested	(50,000)	6.91
Forfeited	(2,869)	6.90

Unvested at December 31, 2009	990,942	$7.24

The restricted units noted in the above table include a three year service requirement that must be met in order for the restricted units to vest. The weighted average grant date fair value for restricted units that contained only service based vesting criteria awarded pursuant to the 2009 Equity Award Plan for the year ended December 31, 2009 was $7.23.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

RESTRICTED UNITS – PERFORMANCE BASED AND SERVICE BASED VESTING

	Number Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	—	$—
Granted	476,798	7.25
Vested	—	—
Forfeited	(23,438)	7.50

Unvested at December 31, 2009	453,360	$7.24

The restricted units noted in the above table include performance targets based on the generation of specified amounts of gross profit, revenues, or other operating targets that must be achieved by the individual grantees in addition to a three year service requirement that must be met in order for the restricted units to vest. The weighted average grant date fair value for Restricted Units that contained performance based and service based vesting criteria for the year ended December 31, 2009 was $7.25.

The Company recognized equity-based compensation expense of $975 related to the 2009 Equity Award Plan for the year ended December 31, 2009 and the expense is included in compensation and benefits in the consolidated statements of operations. There were no awards granted pursuant to the 2009 Equity Award Plan prior to 2009.

Restricted Common Stock Pursuant to the AFN Equity Incentive Plan

In connection with the Merger, the Company also assumed the AFN 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). The plan provides for the grant of stock options, restricted Common Stock, stock appreciation rights, and other share-based awards. The 2006 Equity Incentive Plan is administered by the compensation committee of the Company’s board of directors. The maximum number of share based awards of the Company’s Common Stock authorized to be granted pursuant to this plan is limited to 416,500, of which 216,776 shares remain available to be issued as of December 31, 2009. 36,109 shares of restricted Common Stock from AFN remained unvested on December 16, 2009. As of December 16, 2009 (the Merger date), the weighted average fair value for the Company’s restricted stock was $24.84.

Under the requirements of FASB ASC 718 and FASB ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of equity awards issued to employees and directors that qualify for equity accounting treatment are generally fixed at the date of issuance and not adjusted thereafter. However, grants to independent contractors and other vendors are generally revalued at each reporting period.

Because AFN was externally managed and did not have employees, the fair value of awards previously issued by AFN to Cohen Brothers’ employees were being adjusted each quarter by AFN. With the Merger, the recipients of these awards are now employees. Accordingly, the fair value of these grants were fixed on the Merger date and will not be adjusted in the future.

The fair values of grants awarded to the board of directors were fixed at the time of issuance by AFN and were not adjusted thereafter. These fair values were not adjusted as the result of the Merger.

There was no additional compensation cost recognized as the modification to these awards on the Merger date resulted in the fair value of the restricted Common Stock on the Merger date being equivalent to the fair value of the awards immediately prior to the Merger. The Company recognized equity based compensation of $24 for the period from December 17, 2009 to December 31, 2009 related to the AFN 2006 equity plan. The restricted Common Stock typically vests quarterly on a straight line basis over the remaining term of the awards, assuming the recipient is continuing in service to the Company at such date.

Equity-Based Compensation Expense

The following table summarizes the amounts the Company recognized as equity-based compensation expense and Tax Gross-Up Bonus including both Restricted Stock, Units and Options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2009 was $10,172 and the weighted average period of time over which this expense will be recognized is approximately 2.90 years. The awards assume estimated forfeitures during the vesting period which were updated to reflect the actual forfeitures that occurred during 2007, 2008 and 2009.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

DETAIL OF EQUITY-BASED COMPENSATION AND RELATED TAX GROSS-UP BONUS INCLUDED IN COMPENSATION AND BENEFITS

(Dollars in Thousands)

For the Year Ended December 31,	Equity-Based Compensation Expense	Tax Gross-up Expense	Equity Compensation and Tax Gross Up Bonus	Other (1)	Total Compensation and Benefits
2009	$6,556	$—	$6,556	$63,963	$70,519
2008	$6,177	$—	$6,177	$46,938	$53,115
2007	$45,561	$27,194	$72,755	$89,013	$161,768

(1)	Other for the year ended December 31, 2009 included $12,374 of expense associated with retention arrangements that the Company entered into in December 2008 and January 2009 with certain of its employees to ensure their continued service through the completion of the Merger. See note 4.

17. INCOME TAXES

For tax purposes, AFN contributed its assets and certain of its liabilities to Cohen Brothers in exchange for an interest in Cohen Brothers on December 16, 2009. AFN was organized and had been operated as a REIT for United States federal income tax purposes. Accordingly, AFN generally was not subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution and share ownership tests were met. As a result of the consummation of the Merger, AFN ceased to qualify as a REIT effective as of January 1, 2010 and will instead be treated as a C corporation for United States federal income tax purposes.

Although for tax purposes AFN is deemed to have acquired a majority interest in Cohen Brothers on the effective date of the Merger, for GAAP purposes, Cohen Brothers is deemed to have acquired AFN. Therefore, the consolidated financial statements of the Company treat the Company as a pass-through entity (not subject to federal income tax) for all periods prior to the effective date of the Merger. Subsequent to the Merger (December 17, 2009 – December 31, 2009), the Company was effectively taxed as a REIT. However, the Company had a net loss for tax purposes during the post-Merger period so effectively, the Company was not subject to federal income tax during all periods presented herein. Because the Company ceased to be a REIT as of January 1, 2010, going forward, the Company will be subject to U.S. federal, state and local taxation, taxed at prevailing rates.

The components of income tax expense (benefit) included in the consolidated statements of operations for each year presented herein are:

INCOME TAX EXPENSE

(Dollars in Thousands)

	For the Year Ended December 31,
	2009	2008	2007
Current income tax expense (benefit):
Federal income tax	$—	$—	$—
Foreign income tax	174	1,014	1,261
State and local income tax	(220)	812	1,248

	(46)	1,826	2,509

Deferred income tax expense (benefit):
State and local income tax (benefit) expense	442	(164)	248
Change in the valuation allowance	(387)	387	—

Net deferred tax expense (benefit)	55	223	248

Total	$9	$2,049	$2,757

The current tax liability as of December 31, 2009 and 2008 was $854 and $553, respectively, and is included as a component of accounts payable and other liabilities in the consolidated balance sheets.

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

The components of the net deferred tax asset (liability) are as follows:

DEFERRED TAX ASSET AND LIABILITY

(Dollars in Thousands)

	December 31, 2009			December 31, 2008
	Asset	Liability	Net	Asset	Liability	Net
Net operating loss carry-forward	$36,435	$—	$36,435	$—	$—	$—
Capital loss carry-forward	31,462	—	31,462	—	—	—
Unrealized gain on debt	—	(17,062)	(17,062)	—	—	—
Unrealized loss on investment in Cohen Brothers	162,265	—	162,265	—	—	—
Other	1,206	—	1,206	523	(81)	442

Ending deferred tax asset/(liability)	231,368	(17,062)	214,306	523	(81)	442
Less: Deferred tax asset valuation allowance	(225,205)	—	(225,205)	(387)	—	(387)

Net deferred tax asset/(liability)	$6,163	$(17,062)	$(10,899)	$136	$(81)	$55

As of December 31, 2009, the Company had a federal net operating loss (“NOL”) of approximately $99,647, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $68,792 as of December 31, 2009, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2012. No assurance can be provided that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

Currently, the Company is in the process of analyzing if the Company’s NOL and NCL carryovers may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The Merger may have resulted in an Ownership Change as defined in that section (“Ownership Change”). This analysis requires the Company to review certain share transactions that occurred prior to the Merger and in some cases query investors to obtain additional information. As of the date of these financial statements, the Company has not yet completed this analysis.

If an Ownership Change occurred with the Merger, the Company’s ability to use its NOLs, NCLs and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” If the Company determines that an Ownership Change did occur with the Merger, the Section 382 Limitation that would apply to the Company for 2010 and going forward would be approximately $1.6 million.

In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost. On December 21, 2009, the Company entered into a Rights Agreement to protect the use of previously accumulated NOLs, NCLs and certain other tax attributes by dissuading investors from aggregating ownership in the Company and triggering an Ownership Change. See note 15.

When calculating its net deferred tax liability as of December 31, 2009, the Company recorded a valuation allowance for substantially all of its NOLs and NCLs because the Company determined it is not more likely than not that it will realize these benefits. This determination was primarily due to the Company’s lack of history of generating taxable ordinary or capital gain income. The deferred tax amounts shown in the table above were prepared assuming no Ownership Change occurred with the Merger. If the Company subsequently determines an Ownership Change did occur, it will write off a portion of the NOL and NCL deferred tax asset. However, an offsetting adjustment will be made to the valuation allowance. Therefore, if the Company subsequently determines an Ownership Change had occurred, there will be no net adjustment to the deferred tax liability as of December 31, 2009.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income (loss) and the tax effects allocated to other comprehensive income (loss).

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) AND INCOME TAX EFFECT

OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME/(LOSS)

(Dollars in Thousands)

	Net unrealized gain (loss)	Foreign currency items	Tax effect	Total
Balance, January 1, 2007	$8,962	$(21)	$(215)	$8,726

Change in unrealized losses on available for sale securities	(22,852)	—	512	(22,340)
Reclassification adjustment for losses included in net income	1,286	—	(27)	1,259

Net change in unrealized losses on available for sale securities	(21,566)	—	485	(21,081)
Change in foreign currency items	—	751	(17)	734

Other comprehensive loss, net	(21,566)	751	468	(20,347)

Balance, December 31, 2007	$(12,604)	$730	$253	$(11,621)
Cumulative effect adjustment for the adoption of the fair value option provisions included in FASB ASC 825 on January 1, 2008	12,604	(791)	(253)	11,560

Balance, January 1, 2008	$—	$(61)	$—	$(61)

Change in foreign currency items	—	(1,664)	—	(1,664)

Other comprehensive loss, net	—	(1,664)	—	(1,664)

Balance, December 31, 2008	$—	$(1,725)	$—	$(1,725)

Change in foreign currency items	—	433	—	433

Other comprehensive income, net	—	433	—	433

Balance, December 31, 2009	$—	$(1,292)	$—	$(1,292)

19. NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiary of the Company is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined therein. As applied to the CCS, the rule required net capital of $453 and $347 as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, CCS’s adjusted net capital was $2,984 and $15,361, respectively, which exceeded the minimum requirements by $2,531 and $15,014, respectively.

EuroDekania Management Limited, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined. As of December 31, 2009 and 2008, EuroDekania Management Limited was in compliance with the net liquid capital provisions.

20. EARNINGS (LOSS) PER COMMON SHARE/MEMBERSHIP UNIT

The following table presents a reconciliation of basic and diluted loss per common share/membership unit for the periods indicated. Membership units that may be issued in connection with the vesting of a restricted unit issued pursuant to the 2009 Equity Award Plan have been excluded from the diluted weighted average shares outstanding calculations because of the obligations of Mr. Cohen under the Equity Funding Agreement to transfer to (1) Cohen Brothers the number of Cohen Brothers membership units or shares of the Company’s Common Stock equal to the number of Cohen Brothers membership units to be issued by Cohen Brothers to the participants in the 2009 Equity Award Plan in connection with vesting of a Cohen Brothers restricted unit, or (2) the Company the number of shares of the Company’s Common Stock equal to the number of recapitalized Cohen Brothers membership units to be issued by Cohen Brothers to the participants in the 2009 Equity Award Plan in connection with the vesting of a Cohen Brothers restricted unit. See note 16. All historical share/unit information presented prior to the Merger date has been retroactively restated for the recapitalization of membership units based on the exchange ratio of shares issued in the merger of 0.57372 which factors in the 1-for-10 reverse stock split effectuated by AFN on December 16, 2009.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

EARNINGS (LOSS) PER COMMON SHARE/MEMBERSHIP UNIT

(Dollars in Thousands, except share or unit and per share or per unit information)

	Year Ended December 31,
	2009	2008	2007
Net loss attributable to common stockholders	$(11,705)	$(6,926)	$(24,647)

Weighted average common shares/membership units outstanding - Basic	9,639,475	9,590,525	8,720,121
Effect of dilutive securities	—	—	—

Weighted average common shares/membership units outstanding - Diluted	9,639,475	9,590,525	8,720,121

Loss per common share/membership unit-Basic	$(1.21)	$(0.72)	$(2.83)

Loss per common share/membership unit-Diluted	$(1.21)	$(0.72)	$(2.83)

21. RESERVE REQUIREMENTS

As of December 31, 2009 and 2008, CCS was not subject to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 because CCS does not carry securities accounts for its customers or perform custodial functions relating to customer securities and therefore it qualifies for an exemption under Rule 15c3-3(k)(2)(ii).

22. VARIABLE INTEREST ENTITIES

The Company was the primary beneficiary (through its variable interest as first loss provider) with respect to one Warehouse SPE at December 31, 2006 and through March 1, 2007. This VIE had assets equal to $1,025 ($25 of restricted cash and $1,000 of available for sale securities) and $1,005 of debt and $20 of other payables at December 31, 2006. The debt and other payables were non-recourse to the Company. Accordingly, the Company would suffer no additional financial statement loss (other than any loss suffered under its first loss position) if there was a default on this debt. Likewise, the Company did not own legal title to the assets and could not use them for general corporate purposes.

Effective March 1, 2007, the Company terminated its first loss guarantee with the Warehouse Facility Provider and the Warehouse Facility Provider returned the Company’s first loss deposit. At that point, the Company was no longer primary beneficiary of the Warehouse SPE and the Company de-consolidated the Warehouse SPE.

As discussed in note 3-J, the Company has variable interests in its sponsored CDOs but is not the primary beneficiary and therefore is not consolidating the CDO VIEs. The maximum potential financial statement loss the Company would incur if the CDOs were to default on all of their obligations would be (i) the loss of value of the CDO Securities that the Company holds in its inventory at such time, and (ii) any management fee receivables. See note 8.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

23. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements that expire in or prior to 2016. Future minimum commitments under these operating leases are as follows:

FUTURE LEASE COMMITMENTS

(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2010	$2,826	$(1,042)	$1,784
2011	2,533	(1,042)	1,491
2012	2,190	(1,042)	1,148
2013	2,144	(1,106)	1,038
2014	2,126	(1,106)	1,020
2015 and Thereafter	4,109	(2,170)	1,939

	$15,928	$(7,508)	$8,420

Rent expense for the years ended December 31, 2009, 2008, and 2007 was $2,070, $2,274, and $2,609, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease payments of $1,029, $750, and $79 for the years ended December 31, 2009, 2008, and 2007, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3-N.

Legal Proceedings

The Company is a party to various routine legal proceedings arising out of the ordinary course of the Company’s business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s U.S broker dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), is a party to litigation commenced in 2009 in the United States District Court for the Northern District of Illinois under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC. The plaintiff in this case is the Liquidation Trustee for the Estate of Sentinel Management Group, Inc., (“Sentinel”), which filed a bankruptcy petition in August 2007. The Liquidation Trustee alleges that Cohen & Company Securities, LLC sold Sentinel securities, mainly collateralized debt obligations, that the Liquidation Trustee contends were unsuitable for Sentinel and that CCS violated Section 10(b) of the Exchange Act and Rule 10b-5. The Liquidation Trustee also seeks relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. The Company is vigorously defending the claims. By order dated July 8, 2009, the Court dismissed the Liquidation Trustee’s Illinois Consumer Fraud Act claim. On July 29, 2009, the Liquidation Trustee amended his complaint. CCS filed its answer to the amended complaint on August 12, 2009. Discovery is ongoing with respect to the remaining claims. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

CCS is also party to litigation commenced on May 21, 2009 in the United States District Court for the Northern District of Illinois under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC., Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. The plaintiff in this case is the Liquidation Trustee of the Sentinel Liquidation Trust, which emerged from the bankruptcy of Sentinel, filed in August 2007. The Liquidation Trustee, purportedly as the assignee of claims of Sentinel’s customers, alleges that, by recommending that Sentinel purchase securities, mainly collateralized debt obligations, that the trustee deems to have been unsuitable for Sentinel’s customer accounts, CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law. The complaint also alleges claims under common law theories of negligence and unjust enrichment. The Company will vigorously defend all claims. CCS filed a motion to dismiss the Liquidation Trustee’s complaint on July 21, 2009. On July 28, 2009, the Court dismissed what management believes to be a substantively identical case brought by the Liquidation Trustee against The Bank of New York Mellon Corp. On August 19, 2009, the Court stayed this action indefinitely, pending a decision in the Liquidation Trustee’s appeal of the judgment of dismissal in the action involving the Bank of New York Mellon Corporation, and held CCS’s motion to dismiss in abeyance. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

In a related development, CCS received a subpoena on May 14, 2009 from the staff of the Securities and Exchange Commission (“SEC”) captioned In the Matter of Sentinel Management Group, Inc. CCS and the Company intend to cooperate with the investigation.

In 2009, CCS was subject to a routine FINRA examination. As a result of that exam, the FINRA staff requested additional information and the testimony of certain employees concerning the mark-ups CCS charged in four transactions during the exam period. CCS and the Company intend to continue to cooperate with FINRA.

Cohen Brothers and its registered investment advisor subsidiary, Cohen & Company Financial Management, LLC (f/k/a Cohen Bros. Financial Management, LLC) are also named in a lawsuit filed on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, captioned Riverside National Bank of Florida v. Taberna Capital Management, LLC, Trapeza Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bank of America Corporation, as successor in interest to Merrill Lynch & Co., JP Morgan Chase, Inc, JP Morgan Securities, Citigroup Global Markets., Credit Suisse (USA) LLC, ABN AMRO, Cohen & Company, Morgan Keegan & Co., Inc., SunTrust Robinson Humphrey, Inc., The McGraw-Hill Companies, Inc., Moody’s Investors Services, Inc. and Fitch Ratings, Ltd. The plaintiff, Riverside National Bank of Florida (“Riverside”), alleges that offering memoranda issued in connection with certain CDO securities it purchased failed to disclose alleged ratings agencies’ conflicts of interest. Riverside alleges, among other things, common law fraud, negligent misrepresentation and breaches of certain alleged duties. On September 28, 2009, after a demand was made by the Company and its co-defendants to change venue, plaintiff filed a stipulation with the Supreme Court of the State of New York, County of Kings, consenting to changing the place of trial from County of Kings to County of New York. The Company will vigorously defend against these claims.

Regulatory Matters

On June 18, 2009, Cohen Brothers was one of a number of market participants to receive a subpoena from the SEC seeking documents and information in an investigation titled In the Matter of Certain CDO Structuring Sales and Marketing Practices. The Company has and intends to continue to cooperate with the investigation.

Non-Profit Preferred Funding I (“NPPF I”) Arrangement with Merrill Lynch Portfolio Management, Inc.

On December 27, 2007, Merrill Lynch Portfolio Management, Inc. (the “NPPF I Trustor”) and the trustee of the NPPF I CDO entered into a loan agreement whereby the NPPF I Trustor made an initial $3,000 advance to the NPPF I CDO so that additional funds would be available for the most junior CDO certificate holders in future distributions of CDO waterfall payments. At each waterfall payment date, the advance will be repaid in full and the NPPF I Trustor will re-advance a scheduled amount to the CDO trust. The scheduled amounts will decrease by $300 on each distribution date through September 15, 2012. The advance will not bear interest. The Company is not a party to this agreement and is not obligated to provide reimbursement for any outstanding advances to NPPF I Trustor. As of December 31, 2009, the outstanding advance between NPPF I Trustor and Merrill Lynch Portfolio Management, Inc. was $1,800.

As an accommodation to NPPF I Trustor, the Company agreed to pay 6% simple interest on the advance via a side letter agreement entered into on December 27, 2007 between the Company and NPPF I Trustor. The Company is only obligated to pay interest on outstanding advances. The side letter will terminate on the earlier of the payment in full of all advances and December 2014. The Company accounts for the interest on the outstanding advances as a reduction to revenue since these interest payments are deemed a direct reduction of the Company’s on-going revenue that otherwise would have been earned for the duration of the trust. The reduction in revenue earned by the Company for the year ended December 31, 2009 and 2008 was $124 and $162, respectively. There was no reduction in asset management fees for the year ended December 31, 2007. The potential additional liability the Company would have, assuming the $1,800 advance (as of December 31, 2009) to the NPPF I Trust remained outstanding through December 2014 would be approximately $540.

The Company sold the NPPF I management contract. See note 6. However, the Company retained this obligation.

Alesco Preferred Funding XVII Ltd. Collateral Management Fee Side Letter

On March 6, 2008, the Company entered into a side letter agreement with AFN in regards to Alesco Preferred Funding XVII, Ltd. CDO (“Alesco XVII CDO”) whereby the Company would remit to AFN (pre-Merger), who was the owner of 75% of the first tier preferred shares of the Alesco XVII CDO, 75% of the collateral management fees the Company would receive on the CDO. The Company recognized the receipt of collateral management fees in asset management fees in the consolidated statements of

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

operations. Prior to the Merger, the Company accounted for this fee to AFN as a reduction to the asset management fees (a concession) since this fee was deemed a direct reduction of the Company’s ongoing asset management fees that otherwise would have been earned for the duration of the CDO. The reduction in asset management fees for the pre-Merger period from January 1, 2009 through December 16, 2009 was $186 and for the year ended December 31, 2008 was $186. Upon the consummation of the Merger, the side letter was effectively eliminated.

Letter of Credit on behalf of GSME Acquisition Partners I

In November 2009, the Company acted as the lead underwriter for the initial offering of a new special purpose acquisition corporation, GSME Acquisition Partners I (“GSME”), which will focus on acquiring a Chinese company. A special purpose acquisition corporation (“SPAC”) is a blank check company that raises money from stockholders into a shell corporation and then seeks to utilize that money to finance a business combination. Generally, the money is funded into a trust and certain provisions are put in place to ensure the trust can liquidate and return the money to stockholders if the business combination is not completed. The sponsors of the SPAC generally receive equity interests which are subordinated in some form in the event the trust has to liquidate. GSME has twelve months to identify a business combination and obtain approval and an additional six months for the business combination to close. In connection with this transaction, the Company issued a letter of credit for the benefit of the trust in the amount of $1,242 that will be drawn upon under certain circumstances, such as the non-approval of a business combination or if no business combination is presented for a vote with in the specified time frame. The Company’s maximum exposure to GSME pursuant to the letter of credit is $1,242. The Company’s obligation to fund amounts to GSME is accounted for as a guarantee pursuant to the guarantee provisions included in FASB ASC 460, Guarantees. As of December 31, 2009, the Company recorded $98 as a liability included in accounts payable and other liabilities for its “obligation to stand ready to perform.” If it becomes probable and estimable that the Company will be required to fund the guarantee, an additional or incremental liability will be accrued for under the guidance of FASB ASC 450, Contingencies.

Alesco XIV Guarantee

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior CDO Securities. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by the Company. At the Merger Date, the Company recorded a liability of $1.0 million related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount does not represent the expected loss; rather it represents the Company’s estimate of the fair value of its guarantee (i.e. the amount it would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee; therefore, the carrying value will not be periodically adjusted going forward. The maximum potential loss to the Company on this arrangement is $8.75 million. Under certain circumstances, Assured can require the Company to post liquid collateral.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

24. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Prior to January 1, 2008, the Company operated as one segment. Effective January 1, 2008, the Company reorganized its operations and began operating within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The accounting policies of the three segments are the same as those described in note 3.

The Company’s business segment information for the year ended December 31, 2009 and 2008 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

(a) Revenues and expenses directly associated with each business segment are included in determining net income by segment.

(b) Indirect expenses (such as general and administrative expenses including executive and overhead costs) not directly associated with specific business segments are not allocated to the segments’ statements of operations. Accordingly, the Company presents segment information consistent with internal management reporting. See note (1) in the table below for more detail on unallocated items.

The following tables present the financial information for the Company’s segments for the period indicated.

As of and for the year ended December 31, 2009	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading issue	$44,165	$—	$—	$44,165	$—	$44,165
Asset management	—	31,148	—	31,148	—	31,148
New issue and advisory	1,816	—	—	1,816	—	1,816
Principal transactions and other income	22	603	6,332	6,957	—	6,957

Total revenues	46,003	31,751	6,332	84,086	—	84,086
Total operating expenses	43,788	24,018	—	67,806	27,391	95,197

Operating income / (loss)	2,215	7,733	6,332	16,280	(27,391)	(11,111)
Income from equity method affiliates	—	—	(3,455)	(3,455)	—	(3,455)
Other non operating income / (expense)	—	7,746	—	7,746	(4,974)	2,772

Income / (loss) before income taxes	2,215	15,479	2,877	20,571	(32,365)	(11,794)
Income tax expense	—	—	—	—	9	9

Net income / (loss)	2,215	15,479	2,877	20,571	(32,374)	(11,803)
Less: Net loss attributable to the noncontrolling interest	—	—	170	170	(268)	(98)

Net income / (loss) attributable to Cohen & Company Inc.	$2,215	$15,479	$2,707	$20,401	$(32,106)	$(11,705)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$783	$—	$783	$1,760	$2,543

Balance sheet data:
Total assets(2)	$166,681	$18,520	$44,133	$229,334	$70,108	$299,442

Investment in equity method affiliates (included in total assets)	$—	$—	$477	$477	$—	$477

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

As of and for the year ended December 31, 2008	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading	$18,234	$—	$—	$18,234	$—	$18,234
Asset management	—	63,844	—	63,844	—	63,844
New issue and advisory	7,249	—	—	7,249	—	7,249
Principal transactions and other income	361	1,996	(8,395)	(6,038)	—	(6,038)

Total revenues	25,844	65,840	(8,395)	83,289	—	83,289
Total operating expenses	17,656	39,698	—	57,354	23,190	80,544

Operating income / (loss)	8,188	26,142	(8,395)	25,935	(23,190)	2,745
Income from equity method affiliates	—	—	262	262	—	262
Other non operating income / (expense)	—	(287)	—	(287)	(8,856)	(9,143)

Income / (loss) before income taxes	8,188	25,855	(8,133)	25,910	(32,046)	(6,136)
Income tax expense	—	—	—	—	2,049	2,049

Net income / (loss)	8,188	25,855	(8,133)	25,910	(34,095)	(8,185)
Less: Net loss attributable to the noncontrolling interest	—	—	(1,259)	(1,259)	—	(1,259)

Net income / (loss) attributable to Cohen & Company Inc.	$8,188	$25,855	$(6,874)	$27,169	$(34,095)	$(6,926)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$2,020	$—	$2,020	$2,003	$4,023

Balance sheet data:
Total assets(2) (3)	$21,491	$25,727	$62,614	$109,832	$47,821	$157,653

Investment in equity method affiliates (included in total assets)	$—	$—	$2,356	$2,356	$—	$2,356

(1)	Unallocated includes certain expenses incurred by overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) equity-based compensation paid to a small group of key executives; (2) interest expense on debt; (3) change in fair value of interest rate swap; and (4) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of December 31, 2009 and 2008 are allocated to the following segments:

As of December 31, 2009:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$412	$9,139	$—	$9,551	—	$9,551
Intangible assets (included in other assets)	$40	534	—	574	—	$574

As of December 31, 2008:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$—	$8,728	$—	$8,728	—	$8,728
Intangible assets (included in other assets)	$40	$1,245	$—	$1,285	—	$1,285

Asset management total operating expenses include an impairment charge of $0 and $2,078 for the year ended December 31, 2009 and 2008, respectively, for the impairment of intangible assets.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States, (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Year ended December 31,
	2009	2008	2007
Total Revenues:
United States	$76,434	$73,391	$175,453
United Kingdom & Other	7,652	9,898	13,722

	$84,086	$83,289	$189,175

Long-lived assets attributable to an individual country, other than the United States, are not material.

25. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $3,422, $7,352, and $10,927 for the years ended December 31, 2009, 2008, and 2007, respectively.

Prior to the Merger, the Company was a pass-through entity for U.S. federal income taxes. However, it did pay entity-level taxes in certain local jurisdictions. The Company paid income taxes of $861, $2,295, and $2,819 for the years ended December 31, 2009, 2008, and 2007, respectively, and received income tax refunds of $873, $12, and $211 for the years ended December 31, 2009, 2008, and 2007, respectively.

In 2009, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•

During the second quarter of 2009, the Company deconsolidated the Deep Value onshore feeder fund. See note 3-F. As a result, the Company recorded a decrease in noncontrolling interest of $11,005, a decrease of $10,967 in other investments, at fair value related to the Deep Value onshore feeder fund’s investment in the related master fund, and an increase in accounts payable and other liabilities of $38.

•	For the year ended December 31, 2009, $274 of in-kind interest on the subordinated notes payable was added to the principal balance of the notes. See note 14.

•

On June 1, 2009, the Company entered into an amended and restated credit facility with TD Bank N.A. The Company recorded an increase in other assets and an increase in accounts payable and other liabilities of $450 related to the exit fee the Company is obligated to pay to TD Bank, N.A. upon the maturity, payment in full, or acceleration of the 2009 Credit Facility, which ever is first to occur.

•	In connection with the consummation of the Merger on December 16, 2009. See note 4:

1)	The Company acquired the net assets of AFN for approximately $38,864, consisting of 5,979,085 shares of the Company’s Common Stock.

2)	The Company reclassified Cohen Brothers’ investment in AFN of $328 from other investments, at fair value to treasury stock, at cost on its consolidated balance sheets.

3)	Cohen Brothers was organized as a limited liability company. In connection with the Merger, the consolidated financial statements include certain reclassifications to reflect the reporting entity becoming a corporation. The Company reclassified $18,732 from members’ capital to additional paid in capital on its consolidated balance sheets.

4)	In connection with the Merger, the Company reclassified $21,291 from members’ capital to noncontrolling interests on its consolidated balance sheets representing the noncontrolling unit holders’ interests in Cohen Brothers’ historical balance sheet (pre-combination) for Cohen Brothers unit holders that elected not to convert their units to AFN shares at the acquisition date.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

5)	The Company recorded $98 as a liability included in accounts payable and other liabilities for its “obligation to stand ready to perform” on behalf of GSME and recorded warrants that it received from GSME of $98 as an asset included in other investments, at fair value. See notes 8 and 23.

In 2008, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•

With the adoption of the fair value option provisions included in FASB ASC 825 in 2008, the Company recorded an increase in accumulated other comprehensive income of $11,560, and decrease in members’ capital of $11,970, a decrease in receivables of $79 and a decrease in other investments, at fair value of $331. In addition, a decrease in investment in equity method affiliates and a corresponding increase in other investments, at fair value of $50,649 was recorded.

•

In 2008, the Company recorded a reduction in goodwill of $519 to reflect an adjustment to actual expenses incurred with respect to the acquisition of noncontrolling interest. This resulted in an offsetting reduction to accounts payable and other liabilities of $519.

•	During the second quarter of 2008, the Company assigned $2,601 of its interests in the Brigadier onshore feeder fund to certain employees for services rendered.

In 2007, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•	Other assets and OCI increased by $468 related to the income tax effect of unrealized losses recognized as part of OCI. See note 18.

•

In July 2007, the Company entered into a $200,000 revolving line of credit facility with a group of commercial banks. This credit facility replaced the revolving line of credit and term loan dated as of July 18, 2006. The Company made an initial draw of $170,000 and used the proceeds to pay costs of a private offering, pay off its prior credit and term loan, and for general corporate purposes. See note 14. The portion of the initial draw that was applied by the banks to pay off the prior credit facility was treated as a non-cash transaction.

•

In July 2007, the Company entered into an agreement with the noncontrolling interest partner of one of the Company’s consolidated subsidiaries, Strategos, to acquire the 10% of Strategos the Company did not already own in exchange for 189,901 Cohen Brother units. See notes 11 and 12.

26. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2009, 2008 and 2007. The transactions are listed by related party and the amounts are disclosed in a tables at the end of this section.

A. RAIT

RAIT is a publicly traded REIT. It has been identified as a related party because (1) the chairman and chief executive officer of the Company was a trustee of RAIT until his resignation from that position on February 26, 2010 (and was formerly the chief executive officer of RAIT from December 2006 to February 2009); and (2) the chairman of RAIT is the mother of the chairman and chief executive officer of the Company.

1. Shared Services Agreement

The Company has a shared services agreement with RAIT whereby RAIT reimburses the Company for costs incurred by the Company for administrative and occupancy costs related to RAIT and, in 2007 for costs of certain administrative employees that were paid by the Company but who also provide services to RAIT. The Company received payments under this agreement which are disclosed as shared services in the tables at the end of this section. The payments are recorded as a reduction in the related expense.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

2. Rent

During 2009, the Company began reimbursing RAIT for certain costs incurred by RAIT for office space that is occupied by the Company’s chairman and chief executive officer in one location. Previously, this cost had been borne by RAIT as the Company’s chairman was the chief executive officer of RAIT. However, upon his resignation as RAIT’s chief executive officer in February 2009, this cost began to be reimbursed by the Company. The payments were for all periods after February. The payments by the Company are disclosed as shared services in the tables at the end this section. The payments are recorded as an increase to the related expense.

In 2006, the Company entered into a lease, as tenant, in one location for which RAIT shares space. RAIT pays for its share of the space under a sub-lease arrangement with the Company. The Company received payments under this agreement which are disclosed as shared services payments in the tables at the end of this section. The payments are recorded as a reduction in rent expense.

3. RAIT Shares

The Company holds shares of RAIT. The following summarizes key information regarding this investment:

SUMMARY OF KEY ITEMS RELATED TO RAIT SHARES

(Dollars in Thousands, except share data)

	December 31, 2009	December 31, 2008
Shares held at end of year	510,434	510,434
Carrying value at end of year	$669	$1,327
Unrealized loss at end of year	$(8,950)	$(8,292)

These shares are included in other investments, at fair value on the consolidated balance sheets. The change in fair value is recognized in earnings under the fair value option accounting provisions of FASB ASC 825. See note 8. The Company’s shares represent approximately 1% of the outstanding shares of RAIT as of December 31, 2009 and 2008.

4. Revenue earned from RAIT

The Company provided certain services to RAIT during 2007 and 2008 for which it earned the following revenue: (1) fees for placement of the CDO Securities for RAIT-sponsored CDOs; (2) fees for originating assets issued by RAIT-sponsored CDOs; and (3) monitoring fees for asset management related services for certain RAIT whole loan assets. The placement and origination fees are included in new issue revenue and the monitoring fees are included in asset management revenue in the Company’s consolidated statements of operations. The fees described above are disclosed in the relevant captions in the tables at the end of this section.

5. CDO securities and other securities sold to and purchased from RAIT

In January 2007, the Company’s U.S. broker dealer subsidiary sold a CDO debt security to RAIT that the Company’s U.S. broker dealer subsidiary had purchased for $6,860 in September 2006. The Company received cash proceeds of $6,790 and realized a loss of $70. The realized loss is included in net trading in the consolidated statements of operations.

In February 2007, the Company’s U.S. broker dealer subsidiary sold a CDO debt security to RAIT that the Company had purchased for $4,500 in February 2007. The Company received cash proceeds of $4,663 and realized a gain of $163. The realized gain is included in net trading in the consolidated statements of operations.

At various times during April 2007, the Company’s U.S. broker dealer subsidiary purchased three CDO securities for $19,680 from RAIT and subsequently sold these securities to unrelated third parties. The Company realized a gain of $218 from these sales to third parties. The realized gains are included in net trading in the consolidated statements of operations.

In October 2008, the Company’s U.S. broker dealer subsidiary executed a riskless trade whereby it purchased $25,000 principal amount of RAIT trust preferred securities from an unrelated third party for $5,180 and immediately sold these securities to RAIT for $5,250. The Company recognized $70 of net trading revenue related to this transaction in the consolidated statements of operations.

In May 2009, the Company’s U.S. broker dealer subsidiary executed a transaction whereby it purchased $8,500 principal amount of the CDO security, RAIT CRE CDO I, Ltd., from an unrelated third party for $340 and immediately sold the security to RAIT for $361. The Company recognized $21 of net trading revenue related to this transaction in the consolidated statements of operations.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

In August 2009, the Company’s U.S. broker dealer subsidiary executed a riskless transaction whereby it purchased $300 principal amount of a commercial mortgage backed security from an unrelated third party for $186 and immediately sold this security to RAIT for $195. The Company recognized $9 of net trading revenue related to this transaction in the consolidated statements of operations.

In September 2009, the Company’s U.S. broker dealer subsidiary executed a transaction whereby it purchased $5,500 principal amount of RAIT CRE CDO I Class F tranche from an unrelated third party for $221 and subsequently sold this security to RAIT for $304. The Company recognized $83 of net trading revenue related to this transaction in the consolidated statements of operations.

In December 2009, the Company’s U.S. broker dealer subsidiary purchased $6,000 principal amount of CDO security, Taberna Preferred Funding VIII Ltd. Class A2 tranche from RAIT for $710 and immediately sold this security to an unrelated third party for $780. The Company’s U.S. broker dealer subsidiary recognized net trading revenue of $70 related to this transaction in the consolidated statements of operations.

B. Transactions between Alesco Financial Inc., or AFN, and Cohen Brothers

AFN was a publicly traded REIT prior to the consummation of the Merger of one of its subsidiaries with and into Cohen Brothers on December 16, 2009. Following the Merger, AFN changed its name to Cohen & Company Inc. See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the Merger. Prior to the Merger, AFN and Cohen Brothers had been identified as a related party because: (i) Cohen Brothers’ chairman and chief executive officer was also the chairman of AFN prior to the Merger and (ii) Cohen Brothers’ former chief operating officer, who served in this capacity until December 16, 2009 was chief executive officer and a director of AFN prior to the consummation of the Merger. The following discussion relates to transactions that occurred during the pre-Merger period and therefore are deemed related party transactions.

1. Cohen & Company Inc. Shares (formerly AFN Shares)

Alesco Financial Trust (“AFT”) began operations in January 2006 when it completed a private offering of securities, and the Company’s subsidiary, Cohen Brothers, purchased 400,000 shares of AFT at the initial private offering price of $10 per share. In 2006, AFT merged with a public company, Sunset Financial Resources, Inc. (“Sunset”). As part of this merger, each holder of AFT shares received 1.26 shares of Sunset. Following the merger, Sunset changed its name to AFN. Upon the consummation of the Merger between Cohen Brothers and AFN on December 16, 2009, the Company reclassified its majority owned subsidiary’s investment in Cohen & Company Inc. shares to treasury stock on the consolidated balance sheet.

The following summarizes key information regarding this investment as of December 31, 2008:

SUMMARY OF KEY ITEMS RELATED TO COHEN & COMPANY INC SHARES.

(FORMERLY AFN SHARES)

(Dollars in Thousands, except share data)

December 31, 2008
Shares held at end of year	504,000
Carrying value at end of year	$222
Unrealized loss at end of year	$(3,778)

The Company’s shares represented approximately 1% of the outstanding shares of AFN as of December 31, 2008 and were included in other investments, at fair value on the consolidated balance sheets. The change in fair value was recognized in earnings under the fair value option accounting provisions of FASB ASC 825 for the year ended December 31, 2008. See note 8.

2. Management Contract

AFN had no employees. A subsidiary of Cohen Brothers externally managed AFN for an annual management and incentive fee through December 16, 2009. Cohen Brothers designated some of its employees to work exclusively as the management of AFN, while other employees’ responsibilities included both AFN and other matters. The base management and incentive fee otherwise

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

payable to Cohen Brothers was reduced by AFN’s proportionate share of the amount of any asset management fees that were paid to Cohen Brothers in connection with any CDOs AFN invested in, based on the percentage of the most junior CDO Securities held by AFN in such CDOs. These management fees are disclosed as a component of management fee revenue in the tables at the end of this section for the relevant pre-Merger periods. Upon the consummation of the Merger on December 16, 2009, the revenue and expense related to the management contract are eliminated for GAAP purposes.

3. Securities Sold to and Purchased from AFN

In December 2009, Cohen Brothers purchased $3,530 principal amount of a commercial mortgage backed security from AFN for $3,049 and $1,000 principal amount of the same mortgage backed security from an unrelated third party for $860. Cohen Brothers immediately sold the $4,530 principal amount of this security to an unrelated third party for $3,906 and recognized a net trading loss of $3. The net trading loss is included in net trading in the consolidated statements of operations.

4. Combination Notes Sold to AFN

During July 2007, the Company’s U.S. broker dealer purchased two combination notes from an unrelated third party (composed of a rated component and an unrated component). The rated component was sold to an unrelated third party and the unrated component was sold to AFN. The Company realized a loss of $200 related to the sale of the unrated component to AFN. The realized loss is included in net trading in the consolidated statements of operations.

5. First loss positions provided by AFN

AFN had served as first loss provider for certain warehouse facilities to which Cohen Brothers was a party, as collateral asset manager, in 2007. As described in note 3-J, the Company took AFN’s variable interest into account when performing its expected loss calculations as required under variable interest provisions included in FASB ASC 810. As first loss provider, AFN was required to post restricted cash with the Warehouse Facility Provider.

6. Capital commitment fee

During the three months ended March 31, 2007, AFN entered into a warehouse risk sharing agreement with a third party investment bank for short-term investment purposes. Cohen Brothers utilized the warehouse in order to accumulate assets prior to securitization in a CDO. The CDO was completed in the three months ended March 31, 2007 and the warehouse was terminated. Cohen Brothers paid AFN a capital commitment fee of $1,200. This fee was recorded as new issue costs in the consolidated statements of operations.

7. Yield fee guarantee

During the three months ended March 31, 2007, Cohen Brothers entered into an agreement with AFN whereby Cohen Brothers provided a guaranteed return on a specific warehouse entity that was consolidated by AFN. Cohen Brothers recorded an expense for amounts due to AFN of $4,476 for the year ended December 31, 2007. This expense was recorded as new issue costs in the consolidated statements of operations. The agreement terminated in December 2007.

8. Alesco XVII CDO side letter

On March 6, 2008, Cohen Brothers entered into a side letter agreement with AFN with respect to Alesco XVII CDO whereby Cohen Brothers had agreed to remit to AFN, who was the owner of 75% of the first tier preferred shares of the Alesco XVII CDO, 75% of the collateral management fees Cohen Brothers would receive on the CDO. Cohen Brothers recognized the receipt of collateral management fees in asset management fees in the consolidated statements of operations. Prior to the Merger, Cohen Brothers accounted for this fee to AFN as a reduction to the asset management fees (a concession) since this fee was deemed a direct reduction of Cohen Brothers’ ongoing asset management fees that otherwise would have been earned for the duration of the CDO. The reduction in asset management fees for the pre-Merger period from January 1, 2009 through December 16, 2009 was $186 and for the year ended December 31, 2008 was $186. Upon the consummation of the Merger on December 16, 2009, the revenue and expense related to this side letter are eliminated for GAAP purposes.

9. Shared Services

Prior to the Merger, AFN would reimburse Cohen Brothers for certain general and administrative expenses (e.g., pro rata share of Cohen Brothers’ rent, telephone, utilities, and other office, internal and overhead expenses) related to AFN. Cohen Brothers recorded this amount as a reduction in the related expense. These expenses are disclosed as shared services (paid) received in the tables at the end of this section.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

C. Cohen Brothers Financial, LLC (“CBF”)

CBF has been identified as a related party because (i) CBF is a noncontrolling interest of the Company; and (ii) CBF is wholly owned by the chairman and Chief Executive Officer of the Company.

Beginning in October 2008, the Company began receiving a monthly advisory fee for consulting services provided by the Company to CBF. The fee is recognized as a component of asset management revenue in the consolidated statements of operations. This fee is disclosed as management fee revenue in the tables at the end of this section.

D. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because (i) TBBK’s chairman is the Company’s chairman and chief executive officer; and (ii) the former chief operating officer of the Company (who served in this capacity until December 16, 2009) is a director of TBBK. Prior to 2008, the Company subleased space from TBBK at one of its locations and had a shared services arrangement with TBBK whereby the Company reimbursed TBBK for certain occupancy and administrative costs borne by TBBK. Any payments made or received under these arrangements are disclosed as a component of shared services in the table at the end of this section.

TBBK maintained deposits for the Company in the amount of $70 and $853 as of December 31, 2009 and 2008, respectively.

E. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Brigadier (as a group) have been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Brigadier onshore feeder fund would be treated as an equity method affiliate of the Company.

The Company has the following transactions with Brigadier:

A.	The Company earns management and incentive fees on its management contract. These fees are recorded as a component of asset management revenue in the consolidated statements of operations.

B.	The Company earned interest on an advance it made to the master fund of Brigadier in 2007 which was subsequently repaid in December 2007. This income was recorded as a component of principal transactions and other income in the consolidated statements of operations.

C.	Prior to January 1, 2008, the Company recognized its share of the income or loss of the onshore feeder fund of Brigadier since it was accounted for under the equity method. This income was recorded as income from equity method affiliates in the consolidated statements of operations.

D.	Effective January 1, 2008, under the fair value option of FASB ASC 825, the Company recognized unrealized and realized gains and losses on its investment in the Brigadier onshore feeder fund. The unrealized gains and losses and realized gains and losses, if any are recorded as a component of principal transactions in the consolidated statements of operations.

2. Star Asia has been identified as a related party because the chairman and chief executive officer of the Company is a member of Star Asia’s board of directors.

The Company has the following transactions with Star Asia:

A.	The Company recognizes dividend income on its investment in Star Asia. Dividend income is recorded as a component of principal transactions and other income in the consolidated statements of operations.

B.	The Company recognizes unrealized and realized gains and losses on its investment in Star Asia. The unrealized gains and losses and realized gains and losses, if any, are recorded as a component of principal transactions in the consolidated statements of operations.

3. EuroDekania has been identified as a related party because the chairman and chief executive officer of the Company is a member of EuroDekania’s board of directors.

The Company has the following transactions with EuroDekania:

A.	The Company earns management and incentive fees on its management contract. These fees are recorded as a component of asset management revenue in the consolidated statements of operations.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

B.	The Company recognizes dividend income on its investment in EuroDekania. Dividend income is recorded as a component of principal transactions and other income in the consolidated statements of operations.

C.	The Company recognizes unrealized and realized gains and losses on its investment in EuroDekania. The unrealized gains and losses and realized gains and losses are recorded as a component of principal transactions in the consolidated statements of operations.

4. DEKU had been identified as a related party because (i) DEKU was an equity method affiliate of the Company and (ii) the chairman and chief executive officer of the Company was a member of DEKU’s board of directors. In February 2009, DEKU liquidated. See note 3-F.

The Company had the following transactions with DEKU:

A.	The Company recognized its share of the income or loss of DEKU. This was recorded as income or loss from equity method affiliates in the consolidated statements of operations.

B.	The Company had a shared services agreement with DEKU whereby the Company provided DEKU with use of its office space, utilities, administrative, technology, and secretarial services for approximately $8 per month.

C.	From time to time, the Company advanced DEKU funds for normal operating purposes; this was treated as a due from related party in the consolidated balance sheets.

D.	In November 2008, the Company entered into an agreement whereby it loaned DEKU funds to cover DEKU’s costs and to provide DEKU with working capital to enable it to fund expenses, including the expenses associated with the pursuit of a business combination and expenses with respect to its dissolution and liquidation. The loan bore no interest. The Company treated the advances as due from related party in the consolidated balance sheets. As of December 31, 2009 and 2008, the outstanding advances pursuant to this loan were $0 and $402, respectively.

E.	The Company had provided a letter of credit for the benefit of DEKU and paid $2,599 to the Dekania trust in conjunction with the DEKU liquidation. This was initially treated as an additional investment in DEKU, and subsequently written off (see F. immediately below).

F.	The Company wrote off its equity method investment in DEKU for a total charge of $4,482 to the consolidated statement of operations in February 2009 (see G. immediately below).

G.	In connection with the DEKU liquidation, DEKU had filed a final federal tax return and received an income tax refund of $1,152. DEKU paid this amount to the Company as repayment for amounts outstanding related to expenses paid on behalf of DEKU by the Company. The Company had a receivable from DEKU of $962 which was extinguished upon the receipt of the refund. The remaining balance of the refund, net of liquidation related expenses, was offset against the loss from equity method affiliates that was previously recognized. The total loss from equity method affiliates related to DEKU was $4,339 for the year ended December 31, 2009.

5. Star Asia Manager has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations. From time to time, the Company may advance Star Asia Manager funds for normal operating purposes; such advances are a component of due from related party in the consolidated balance sheets.

6. MFCA has been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would be treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company is the former chairman of MFCA’s board and still serves as a member of the board; and (iii) the president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. See note 6.

The Company has the following transactions with MFCA:

A.	The Company earned management and incentive fees on the MFCA management contract prior to its assignment to an unrelated third party in March 2009, which were recorded as a component of asset management revenue in the consolidated statements of operations. See note 6

B.	Prior to January 1, 2008, the Company recognized its share of the income or loss of MFCA since MFCA was accounted for under the equity method. The income or loss was recorded as income or loss from equity method affiliates in the consolidated statements of operations.

C.	The Company recognizes dividend income on its investment in MFCA, as a component of principal transactions and other income in the consolidated statements of operations.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

D.	Effective January 1, 2008, under the fair value option of FASB ASC 825, the Company recognizes unrealized and realized gains and losses on its investment in MFCA. The unrealized gains and losses and realized gains and losses are recorded as a component of principal transactions in the consolidated statements of operations.

E.	From time to time, the Company advanced MFCA funds for normal operating purposes; this amount was treated as due from related party in the consolidated balance sheets.

F.	MFCA reimburses the Company for certain general administrative expenses (e.g. pro rata of the Company’s rent, telephone, utilities, and other office, internal and overhead expenses) related to MFCA. The Company records this amount as a reduction in the related expense. These expenses are disclosed as shared services (paid) received in the tables at the end of this section.

7. Capital Fusion was identified as a related party because it was an equity method investee of the Company during 2007. The Company terminated its investment during 2007 and recognized its share of the income or loss of Capital Fusion, as income from equity method affiliates in the consolidated statements of operations. From time to time, the Company advanced Capital Fusion funds for normal operating purposes; this amount was treated as due from related party in the consolidated balance sheets.

8. CFG had been identified as a related party because it was a member of the Company prior to the Merger. CFG began the dissolution process prior to completion of the Merger. From time to time, the Company advanced CFG funds for normal operating purposes; this amount was treated as due from related party in the consolidated balance sheets. As of December 31, 2009, the Company had an outstanding receivable due from CFG of $76 which the Company expects to recover.

9. The Deep Value GP and the Deep Value GP II have been identified as related parties because (i) the Deep Value GPs are equity method affiliates of the Company; and (ii) certain employees of the Company own 50% and 60% of the Deep Value GP and the Deep Value GP II, respectively. The Company recognizes its share of the income or loss of the general partners since they are accounted for under the equity method. The income or loss is recorded as income or loss from equity method affiliates in the consolidated statements of operations. From time to time, the Company may advance the Deep Value GPs funds for normal operating purposes; this is treated as due from related party in the consolidated balance sheets.

10. Deep Value (as a group) has been identified as a related party because (i) in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeders in which the Company has an investment would be treated as equity method affiliates of the Company and (ii) the Company has an equity method investment through its 50% ownership of the Deep Value GP which is the general partner of the feeder funds.

The Company has the following transactions with Deep Value:

A.	The Company earns management and incentive fees on its management contract, which are recorded as a component of asset management revenue in the consolidated statements of operations.

B.	Under the fair value option of FASB ASC 825, the Company recognizes unrealized and realized gains and losses on its investments in the feeder funds. The unrealized gains and losses and realized gains and losses are recorded as a component of principal transactions in the consolidated statement of operations.

C.	From time to time, the Company may advance funds to Deep Value for normal operating purposes; this is treated as due from related party in the consolidated balance sheets.

D.	The tables listed below do not include any transactions with the Deep Value onshore feeder fund during the period the Company consolidated the onshore feeder fund as of December 31, 2008 and through the first quarter of 2009. See note 3-F.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the years ended December 31, 2009, 2008 and 2007, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Twelve months ended December 31, 2009

(Dollars in Thousands)

			Principal transactions and other income
	New issue revenue	Management fee revenue	Interest income on note receivable	Dividend income	Gain/(Loss)	Income/ (loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$—	$1,337	$—	$—	$89	$—	$—
RAIT	—	—	—	—	(658)	—	—
AFN	—	—	—	—	106	—	261
CBF	—	298	—	—	—	—	—
Star Asia	—	—	—	—	3,423	—	—
Star Asia Manager	—	—	—	—	—	862	—
EuroDekania	—	667	—	171	(1,025)	—	—
MFCA	—	120	—	—	1,052	—	28
DEKU	—	—	—	—	—	(4,339)	15
Deep Value	—	2,129	—	—	6,268	22	—

Total	$—	$4,551	$—	$171	$9,255	$(3,455)	$304

RELATED PARTY TRANSACTIONS Twelve months ended December 31, 2008 (Dollars in Thousands)
			Principal transactions and other income
	New issue revenue	Management fee revenue	Interest income on note receivable	Dividend income	Gain/(Loss)	Income/ (loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$—	$9,597	$—	$—	$10,185	$—	$—
RAIT	—	520	—	648	(3,073)	—	50
AFN	—	2,661	—	252	(1,431)	—	227
CBF	—	70	—	—	—	—	—
Star Asia	—	—	—	490	(4,468)	—	—
Star Asia Manager	—	—	—	—	—	806	—
EuroDekania	—	1,352	—	1,117	(4,898)	—	—
MFCA	—	1,277	—	120	(3,188)	—	129
DEKU	—	—	—	—	—	(511)	90
Deep Value	—	604	—	—	(2,762)	(33)	—

Total	$—	$16,081	$—	$2,627	$(9,635)	$262	$496

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

RELATED PARTY TRANSACTIONS

Twelve months ended December 31, 2007

(Dollars in Thousands)

			Principal transactions and other income
	New issue revenue	Management fee revenue	Interest income on note receivable	Dividend income	Gain/ (Loss)	Income/ (loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$—	$9,077	$266	$—	$—	$12,849	$—
RAIT	7,190	1,128	—	1,307	—	—	89
AFN	—	32	—	620	—	—	361
TBBK	—	—	—	—	—	—	(68)
Star Asia	—	—	—	240	—	—	—
Star Asia Manager	—	—	—	—	—	100	—
EuroDekania	—	2,987	—	268	—	—	—
Capital Fusion	—	—	—	—	—	(385)	—
MFCA	—	1,112	—	—	—	(714)	47
DEKU	—	—	—	—	—	(131)	83

Total	$7,190	$14,336	$266	$2,435	$—	$11,719	$512

The following related party transactions are non-routine and are not included in the tables above.

F. MFCA and Total Return Swap

In 2007, the Company, prior to the formation of MFCA, entered into a Total Return Swap (“TRS”) with a counterparty bank and began to identify reference bonds for the benefit of MFCA. In August 2007, the TRS was transferred from the Company to MFCA. At that time, the accumulated mark to market loss on the Company’s interest in the TRS was $3,029. In order to approve the transfer and renewal of the TRS, the counterparty required that this loss be realized and funded. As part of the transfer, the Company and MFCA agreed to split that loss and each bear approximately one half of the loss. Accordingly, the Company recorded a $1,500 realized loss for the year ended December 31, 2007, which was included as component of principal transactions and other income in the Company’s consolidated statements of operations.

G. Euro-denominated CDO Junior Tranche Security Position Sale to the Company’s Chairman

In September 2007, the Company’s U.S. broker dealer purchased a Euro-denominated CDO junior tranche security position that was sponsored by RAIT for $2,582, which the Company accounted for as a trading security. During the period from September 17, 2007 to December 31, 2007, the Company recognized a foreign currency transaction gain of $119 bringing the carrying value of the security to $2,701. The foreign currency transaction gain is a component of principal transactions and other income in the consolidated statements of operations. The Company subsequently sold this position on December 31, 2007 to the Company’s Chairman for $2,672 and recorded a receivable for this amount in due from broker, net which was included as a component of receivables on the consolidated balance sheets. The Company subsequently received the cash for the security in January 2008. The Company realized a loss of $29 on the sale. The realized loss is included in net trading in the consolidated statements of operations. The Company also recognized $113 of interest income during the period it owned the security, which is included as a component of net trading in the consolidated statements of operations.

H. Purchase of Star Asia Shares

During the three months ended June 30, 2008, the Company purchased 2,000,000 ordinary shares of Star Asia directly from Star Asia for $2.00 per share. The Company also purchased an additional 1,500,000 ordinary shares of Star Asia at $2.00 per share from the Company’s chairman and chief executive officer and the Company’s president.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

In December 2008, the Company purchased 33,000 shares of Star Asia through a secondary trade from an unrelated party for $413. In December 2009, the Company purchased 100,000 shares of Star Asia through a secondary trade from an unrelated party for $90.

I. Chadwick Securities, Inc., a registered broker dealer subsidiary of Resource America, Inc. (“REXI”)

REXI is a publicly traded specialized asset management company in the commercial finance, real estate and financial fund management sectors. It has been identified as a related party because (i) the chairman of the board of REXI is the father of the Company’s chairman and chief executive officer; and (ii) the chief executive officer of REXI is the brother of the Company’s chairman and chief executive officer. In May 2008, the Company’s U.S. broker dealer subsidiary paid a fee of $231 to Chadwick Securities, Inc. for its services as the introducing agent for a transaction in which the Company’s broker dealer subsidiary purchased securities from an investment bank. The Company recognized this as a component of the purchase price of the security.

J. Subordinated Notes Payable

In June 2008, the Company obtained $9,000 of unsecured subordinated financing from the Company’s chairman and chief executive officer, the Company’s president and CFG. See note 14 for a description of the transaction.

Prior to the completion of the Merger on December 16, 2009, CFG filed a certificate of dissolution with the Secretary of State of the State of Delaware. The Company’s majority owned subsidiary, Cohen Brothers, issued new subordinated notes to each stockholder of CFG evidencing the Company’s obligation to pay to each such stockholder the stockholder’s pro rata share of the original note to CFG. The new subordinated notes have substantially the same terms and provisions as contained in the original note to CFG.

Messrs. Cohen and Ricciardi were stockholders of CFG and received new subordinated notes in the original principal amount of $495 and $103, respectively. See note 14.

K. Purchase of MFCA Shares

In June 2009, the Company purchased 500,100 common shares of MFCA directly from MFCA for $600 as part of a rights offering.

L. Directors and Employees

In addition to the employment agreements described under “Item 11 — Executive Compensation — Employment Agreements; Termination and Change of Control Arrangements” of this Annual Report on Form 10-K, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

M. Other

From time to time, the Company’s U.S. broker dealer subsidiary provided certain brokerage services to its employees in the ordinary course of doing business. The Company recognized immaterial amounts of revenue from these activities in 2009 and 2008 and $0 during 2007.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(Dollars in Thousands, except share or unit and per share or per unit information)

27. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due to / from related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 26 and final settlement of those transactions in cash. All amounts are non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	December 31, 2009	December 31, 2008
RAIT	$85	$37
AFN	—	226
Brigadier	168	7,093
Deep Value	640	345
Deep Value GP	68	45
Deep Value GP II	20	—
DEKU	—	409
Star Asia Manager	17	21
Muni Funding Company of America	—	40
Cohen Financial Group, Inc.	76	15
Cohen Brothers Financial, LLC	174	102
Employees	7	116

Total Due from Related Parties	$1,255	$8,449

EuroDekania	$—	$135

Total Due to Related Parties	$—	$135

SCHEDULE I

COHEN & COMPANY INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COHEN & COMPANY INC. (PARENT COMPANY)

Balance Sheet

(Dollars in Thousands)

December 31, 2009
Assets
Investment in Cohen Brothers, LLC	$110,588

Total assets	$110,588

Liabilities
Accrued interest payable	$705
Deferred income taxes	10,899
Debt	42,643

Total liabilities	54,247

Stockholders’ Equity

Preferred Stock:
Series A Voting Convertible Preferred Stock	—
Series B Voting Non-Convertible Preferred Stock	—
Series C Junior Participating Preferred Stock	—
Common Stock	10
Additional paid-in capital	58,121
Accumulated other comprehensive loss	(1,292)
Accumulated deficit	(170)
Treasury stock	(328)

Total stockholders’ equity	56,341

Total liabilities and stockholders’ equity	$110,588

See accompanying notes to condensed financial statements.

SCHEDULE I (Continued)

COHEN & COMPANY INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COHEN & COMPANY INC. (PARENT COMPANY)

Statement of Operations

(Dollars in Thousands)

For the period from December 17, 2009 to December 31, 2009
Revenues
Equity in undistributed earnings from Cohen Brothers, LLC	$74

Total revenues	74

Operating income	74

Non operating expense
Interest expense	(244)

Loss before income taxes	(170)
Income tax expense	—

Net loss	$(170)

See accompanying notes to condensed financial statements.

SCHEDULE I (Continued)

COHEN & COMPANY INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COHEN & COMPANY INC. (PARENT COMPANY)

Statement of Cash Flows

(Dollars in Thousands)

For the period from December 17, 2009 to December 31, 2009
Operating activities
Net loss	$(170)
Adjustments to reconcile net loss to net cash used in operating activities
Equity in undistributed earnings of Cohen Brothers, LLC	(74)
Amortization of discount of debt	27
Decrease in accrued interest payable	(8)

Net cash used in operating activities	(225)

Financing activities
Distributions from Cohen Brothers, LLC	225

Net cash provided by financing activities	225

Net increase (decrease) in cash and cash equivalents	—

Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$—

See accompanying notes to condensed financial statements.

SCHEDULE I (Continued)

COHEN & COMPANY INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COHEN & COMPANY INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in Thousands)

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of Cohen & Company Inc.

The Company received cash distributions from Cohen Brothers of $225 for the period from December 17, 2009 and December 31, 2009

This schedule is not applicable to fiscal years prior to 2009.

COHEN & COMPANY INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in Thousands, except share or unit and per share or per unit information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended December 31, 2009 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

We have derived the unaudited consolidated statements of income data from our unaudited financial statements, which are not included in this Annual Report on Form 10-K. In accordance with GAAP, the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer. Our unaudited financial results reflect the operations of Cohen Brothers from January 1, 2008 through to December 16, 2009 and the combined operations of the merged company from December 17, 2009 to December 31, 2009.

The quarterly financial results include all adjustments, consisting of normal recurring adjustments that we consider necessary for a fair presentation of our operating results for the quarters presented. Historical operating information may not be indicative of our future performance.

	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total revenues	$22,152	$24,569	$20,446	$16,919	$7,220	$27,377	$25,107	$23,585

Operating expenses
New issue costs	—	—	26	62	224	(69)	518	545
Compensation and benefits (1)	17,662	18,762	16,656	17,439	13,527	15,080	12,720	11,788
Business development, occupancy, equipment	1,572	1,140	1,210	1,547	1,615	1,525	1,800	1,995
Professional services, and other operating	5,673	3,627	3,724	3,554	4,556	3,713	2,652	2,254
Depreciation and amortization	624	630	635	654	1,005	1,008	1,002	1,008
Impairment of intangible assets	—	—	—	—	2,078	—	—	—

Total operating expenses	25,531	24,159	22,251	23,256	23,005	21,257	18,692	17,590

Operating income / (loss)	(3,379)	410	(1,805)	(6,337)	(15,785)	6,120	6,415	5,995

Non operating income / (expense)
Change in fair value of interest rate swap	—	—	(1)	7	(339)	51	312	(621)
Interest expense	(1,216)	(1,103)	(1,456)	(1,205)	(1,771)	(2,000)	(2,059)	(2,716)
Gain on sale of management contracts	3,130	132	226	4,258	—	—	—	—
Income / (loss) from equity method affiliates	137	266	225	(4,083)	453	(95)	(20)	(76)

Income/(loss) before income taxes	(1,328)	(295)	(2,811)	(7,360)	(17,442)	4,076	4,648	2,582
Income tax (benefit) expense	(291)	112	120	68	(844)	877	645	1,371

Net income / (loss) (2)	(1,037)	(407)	(2,931)	(7,428)	(16,598)	3,199	4,003	1,211
Less: Net income / (loss) attributable to the noncontrolling interest (2)	(87)	—	—	(11)	(1,259)	—	—	—

Net income / (loss) attributable to Cohen & Company Inc. (2)	$(950)	$(407)	$(2,931)	$(7,417)	$(15,339)	$3,199	$4,003	$1,211

Earnings / (loss) per common share/membership unit – basic and diluted (3)	$(0.10)	$(0.04)	$(0.30)	$(0.77)	$(1.60)	$0.33	$0.42	$0.13

Weighted average common shares/membership units outstanding – basic and diluted (3)	9,722,779	9,611,707	9,611,707	9,611,707	9,597,967	9,593,923	9,600,959	9,569,253

Compensation and benefits includes (1):
Equity-based compensation	$3,321	$1,098	$1,103	$1,034	$1,326	$1,171	$1,230	$2,450
Retention bonus expense	—	3,905	4,176	4,293	—	—	—	—

Total	$3,321	$5,003	$5,279	$5,327	$1,326	$1,171	$1,230	$2,450

(1)	For Further Information on “Equity-Based Compensation” see “ Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Expenses — Compensation and Benefits.”
(2)	See “— Critical Accounting Policies — Recent Accounting Pronouncements” for a discussion of the change in presentation of Noncontrolling Interests. Prior period amounts have been reclassified to conform to the current period presentation.
(3)	All historical share/unit information presented prior to the Merger date has been retroactively restated for the recapitalization of membership units based on the exchange ratio of shares issued in the merger of 0.57372 which factors in the 1-for-10 reverse stock split effectuated by AFN on December 16, 2009.

Computation of earnings / (loss) per common share/membership unit for each quarter are made independently of earnings / (loss) per common share/membership unit for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of the quarterly results per share does not equal the earnings / (loss) per common share/membership unit for the year.