Form 10-Q
period 2010-03-31
COHEN & Co INC.
filed 2010-05-07
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

As of April 29, 2010 there were 10,471,527 shares of common stock ($0.001 par value per share) of Cohen & Company Inc. outstanding.

COHEN & COMPANY INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2010

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	benefits, results, cost reductions and synergies resulting from the Company’s December 2009 business combination;

•	integration of operations;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	market outlook;

•	expected financial position;

•	expected results of operations;

•	future cash flows;

•	financing plans;

•	plans and objectives of management;

•	tax treatment of the December 2009 business combination;

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: “the Company,” “Cohen & Company,” “we,” “us,” and “our” refers to the combined company Cohen & Company Inc. and its subsidiaries; “Cohen Brothers,” refers to either (i) the pre-merger Cohen Brothers, LLC (which did business as Cohen & Company) and its subsidiaries or (ii) post-merger, the main operating subsidiary of the Company; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN that we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009 and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company.

In accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP,” the Merger was accounted for as a reverse acquisition, Cohen Brothers was deemed to be the accounting acquirer and all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date, therefore, the financials reported herein are the historical financials of Cohen Brothers. As used throughout this filing, the terms, the “Company,” “we,” “us,” and “our” refer to the operations of Cohen Brothers and its consolidated subsidiaries from January 1, 2009 through to December 16, 2009 and the combined operations of the merged company and its consolidated subsidiaries from December 17, 2009 forward. AFN refers to the historical operations of Alesco Financial Inc. through to December 16, 2009, the date of the Merger, or the Merger Date.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash and cash equivalents	$29,180	$69,692
Receivables from:
Brokers, dealers, and clearing agencies	35,120	255
Related parties	1,250	1,255
Other receivables	3,864	4,268
Investments-trading	77,917	135,428
Other investments, at fair value	52,696	43,647
Receivables under resale agreements	75,826	20,357
Goodwill	9,551	9,551
Other assets	25,224	14,989

Total assets	$310,628	$299,442

Liabilities
Payables to:
Brokers, dealers and clearing agencies	$2,425	$13,491
Related parties	34	—
Accounts payable and other liabilities	13,659	13,039
Accrued compensation	15,089	7,689
Trading securities sold, not yet purchased	110,229	114,712
Securities sold under agreement to repurchase	28,964	—
Deferred income taxes	10,655	10,899
Debt (includes $3,807 of notes payable to related parties)	47,040	61,961

Total liabilities	228,095	221,791

Commitments and contingencies (See Note 14)

Stockholders’ Equity
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, 1 share issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, no shares issued and outstanding	—	—
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 10,471,527 and 10,343,347 shares issued, respectively; 10,421,127 and 10,292,947 shares outstanding, respectively, including 115,207 and 36,109 unvested restricted share awards, respectively	10	10
Additional paid-in capital	58,500	58,121
Retained earnings (accumulated deficit)	2,745	(170)
Accumulated other comprehensive loss	(1,620)	(1,292)
Treasury stock at cost (50,400 shares of Common Stock)	(328)	(328)

Total controlling interest	59,307	56,341
Noncontrolling interest	23,226	21,310

Total stockholders’ equity	82,533	77,651

Total liabilities and stockholders’ equity	$310,628	$299,442

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except share or unit and per share or per unit information)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues
Net trading	$22,768	$11,317
Asset management	6,770	9,299
New issue and advisory	668	227
Principal transactions and other income / (loss)	11,527	(3,924)

Total revenues	41,733	16,919

Operating expenses
Compensation and benefits	27,131	17,439
Business development, occupancy, equipment	1,383	1,547
Professional services and other operating	6,326	3,616
Depreciation and amortization	643	654

Total operating expenses	35,483	23,256

Operating income / (loss)	6,250	(6,337)

Non-operating income / (expense)
Interest expense	(1,993)	(1,198)
Gain on repurchase of debt	886	—
Gain on sale of management contracts	135	4,258
Income / (loss) from equity method affiliates	14	(4,083)

Income / (loss) before income tax expense	5,292	(7,360)
Income tax expense	731	68

Net income / (loss)	4,561	(7,428)
Less: Net income/(loss) attributable to the noncontrolling interest	1,646	(11)

Net income / (loss) attributable to Cohen & Company Inc.	$2,915	$(7,417)

Income / (loss) per common share/membership unit—basic:
Income / (loss) per common share/membership unit	$0.28	$(0.77)

Weighted average shares/membership units outstanding-basic	10,318,058	9,611,707
Income / (loss) per common share/membership unit—diluted:
Income / (loss) per common share/membership unit	$0.28	$(0.77)

Weighted average shares/membership units outstanding-diluted	15,601,614	9,611,707

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in Thousands)

(Unaudited)

	Cohen & Company Inc.
	Preferred Stock Shares	Preferred Stock $ Amount	Common Stock Shares	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Cohen Brothers, LLC Members’ Equity	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock (1)	Noncontrolling Interest	Total	Comprehensive Income / (Loss)
Balance at December 31, 2008	—	$—	—	$—	$—	$—	$51,622	$(1,725)	$—	$11,016	$60,913	$—
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	(11,005)	(11,005)	—
Equity-based compensation	—	—	—	—	207	—	6,243	—	—	106	6,556	—
Distributions	—	—	—	—	—	—	(4,746)	—	—	—	(4,746)	—
Net loss	—	—	—	—	—	(170)	(11,535)	—	—	(98)	(11,803)	(11,803)
Merger and Reorganization	1	—	10,307,238	10	57,914	—	(41,584)	—	(328)	21,291	37,303	—
Foreign currency items	—	—	—	—	—	—	—	433	—	—	433	433

Balance at December 31, 2009	1	$—	10,307,238	$10	$58,121	$(170)	$—	$(1,292)	$(328)	$21,310	$77,651	$(11,370)

Equity-based compensation and vesting of shares	—	—	72,285	—	530	—	—	—	—	270	800	—
Shares withheld for employee taxes	—	—	(23,203)	—	(151)	—	—	—	—	—	(151)	—
Net income	—	—	—	—	—	2,915	—	—	—	1,646	4,561	4,561
Foreign currency items	—	—	—	—	—	—	—	(328)	—	—	(328)	(328)

Balance at March 31, 2010	1	$—	10,356,320	$10	$58,500	$2,745	$—	$(1,620)	$(328)	$23,226	$82,533	$4,233

(1)	50,400 shares of the Company’s Common Stock.

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income / (loss)	$4,561	$(7,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on repurchase of debt	(886)	—
Gain on sale of management contracts	(135)	(4,258)
Equity-based compensation	800	1,034
Realized loss / (gain) on other investments	8,482	(10,000)
Change in unrealized (gain) / loss on investments-trading and trading securities sold, not yet purchased	(8,641)	3,586
Change in unrealized (gain) / loss on other investments	(19,652)	13,692
Depreciation and amortization	643	654
Loss/(income) from equity method affiliates	(14)	4,083
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	317	3,950
(Increase) decrease in investments-trading, net	64,641	5,635
(Increase) decrease in other assets, net	(6,580)	(2,383)
(Increase) decrease in receivables under resale agreement	(55,469)	—
Change in receivables from / payables to related parties, net	8	5,741
Increase (decrease) in accrued compensation	7,435	(7,872)
Increase (decrease) in accounts payable and other liabilities	545	620
Increase (decrease) in trading securities sold, not yet purchased, net	(2,972)	—
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	(45,931)	(4,381)
Increase (decrease) in securities sold under agreement to repurchase	28,964	—
Increase (decrease) in deferred income taxes	(244)

Net cash provided by (used in) operating activities	(24,128)	2,673

Investing activities
Purchase of investments-other investments, at fair value	(1,334)	—
Proceeds from sale of management contracts	135	7,258
Sales of other investments, at fair value	1,138	10,000
Investment in equity method affiliates	(4,058)	(2,599)
Return from equity method affiliates	350	350
Return of principal, other investments, at fair value	2,317	69
Purchase of furniture, equipment, and leasehold improvements	(482)	(86)

Net cash provided by (used in) investing activities	(1,934)	14,992

Financing activities
Repayment and repurchase of debt	(14,065)	(18,700)
Cash used to net share settle equity awards	(151)	—
Distributions	—	(2,339)

Net cash (used in) provided by financing activities	(14,216)	(21,039)

Effect of exchange rate on cash	(234)	(72)

Net increase (decrease) in cash and cash equivalents	(40,512)	(3,446)
Cash and cash equivalents, beginning of period	69,692	31,972

Cash and cash equivalents, end of period	$29,180	$28,526

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share or unit and per share or per unit information)

(Unaudited)

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

Prior to the Merger, AFN was a holding company that held its consolidated assets and conducted its operations primarily through its majority-owned subsidiaries. Pursuant to the Merger Agreement, AFN contributed to Merger Sub substantially all of its assets and certain of its liabilities not already owned, directly or indirectly, by Merger Sub and retained obligations under its outstanding convertible senior debt and junior subordinated notes. Pursuant to the Merger Agreement, each holder of a Cohen Brothers Class A membership unit, together with one Cohen Brothers Class B membership unit, with respect to such membership units, received either: (1) 0.57372 shares of common stock, $0.001 par value per share (“Common Stock”), of the Company, or (2) retained 0.57372 new membership units in Cohen Brothers.

In connection with the Merger, the Company received 10,343,347 of new membership units in Cohen Brothers. Cohen Brothers had a total of 15,626,903 units outstanding as of the date of the Merger giving the Company an effective ownership of 66.2% of Cohen Brothers.

Of the 5,283,556 Cohen Brothers membership units not held by the Company, Daniel G. Cohen, through CBF, a single member LLC, holds 4,983,557 Cohen Brothers membership units. Each of Mr. Cohen’s Cohen Brothers membership units is redeemable at Mr. Cohen’s option, at any time on or after January 1, 2013, for (i) cash in amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of the issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. Other members of Cohen Brothers hold a total of 299,999 units. These units have the same redemption rights as described for Mr. Cohen except that the members holding these units may elect to redeem their shares at any time after June 17, 2010.

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

In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the transaction was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer and all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. As used in these consolidated financial statements, the term “the Company” refers to the operations of Cohen Brothers and its consolidated subsidiaries from January 1, 2009 through to December 16, 2009 and the combined operations of the merged company and its consolidated subsidiaries subsequent to December 17, 2009. “AFN” refers to the historical operations of Alesco Financial Inc. through the December 16, 2009 Merger Date.

AFN, a Maryland corporation, resulted from a reverse merger between Alesco Financial Trust, a private Maryland real estate investment trust (“REIT”), and a subsidiary of Sunset Financial Resources (“Sunset”), a publicly-traded Maryland REIT, which merger was completed on October 6, 2006, and was traded on the New York Stock Exchange under the ticker symbol “AFN.” AFN was a specialty finance company that invested in multiple target asset classes, subject to maintaining its qualification as a REIT under the Internal Revenue Code and its exemption from regulation under the Investment Company Act of 1940, as amended.

Effective January 1, 2010, the Company ceased to qualify as a REIT. On December 17, 2009, the Company began trading on the NYSE Amex under the ticker symbol “COHN.” The Company, through its subsidiaries, is an investment firm specializing in credit related fixed income investments. As of March 31, 2010, the Company had $15.5 billion in assets under management (“AUM”).

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

Accounting for Transfers of Financial Assets

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets (“ASU 2009-16”), which formally codifies the new guidance on the accounting for transfers of financial assets issued in June 2009. The new guidance seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, the new guidance eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The Company’s adoption of the new guidance on accounting for transfers of financial assets as of January 1, 2010 did not have an effect on Company’s consolidated financial statements.

Variable Interest Entities

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) – Improvements in Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which formally codifies the revised guidance on the accounting for variable interest entities (“VIE” or “VIEs”) issued in June 2009. The revised guidance deals with determining whether an entity is a VIE and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under the revised guidance, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised guidance also requires an enterprise to assess whether it has an implicit responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for fiscal years and interim periods beginning after November 15, 2009. However, in February 2010, the FASB issued ASU No. 2010-10, Consolidation (Topic 810): Amendment for Certain Investment Funds (“ASU 2010-10”) which delayed the effective date of the revised guidance for an interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. The amendments also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating the specified criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the FASB’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments included in ASU 2010-10 do not defer the disclosure requirements included in ASU 2009-17. The Company’s adoption of the revised guidance, as modified by the deferral, on variable interest entities as of January 1, 2010 did not have a material impact on the Company’s consolidated financial statements for VIEs that it was involved with as of January 1, 2010 based on the Company’s analysis as of that date. However, this is an ongoing assessment and it may impact the Company’s consolidated financial statements in the future. See note 9 for additional disclosures provided about VIEs.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). ASU 2010-06 amends FASB ASC 820 to require a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, to present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. Since the provisions in ASU No. 2010-06 require only additional disclosures concerning fair value measurements, the Company’s adoption of the provisions that were effective for interim periods beginning after December 15, 2009 during the first quarter of 2010 did not affect the Company’s financial position, results of operations, or cash flows. The Company has included the required disclosures in this Quarterly Report on Form 10-Q.

B. Recent Accounting Developments

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of credit derivative that is exempt from embedded derivative bifurcation requirements. According to this guidance, the only form of embedded credit derivative that qualifies for the exemption is one that is related to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. ASU 2010-11 is effective for fiscal quarters beginning after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of ASU 2010-11 on July 1, 2010 will have on the Company’s financial position, results of operations, or cash flows.

C. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 6 for a discussion of the fair value hierarchy.

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

Securities sold under agreement to repurchase: The liability for securities sold under agreement to repurchase are carried at their contracted repurchase price, and are very short-term in nature, and are repriced frequently with amounts normally due in one month or less and, accordingly, these contracts are at amounts that approximate fair value.

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of March 31, 2010, the fair value of the Company’s debt is estimated to be $58.2 million.

4. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at March 31, 2010 and December 31, 2009, respectively.

RECEIVABLES FROM BROKERS, DEALERS AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2010	December 31, 2009
Unsettled regular way trades, net	$34,970	$—
Restricted cash	150	255

	$35,120	$255

PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2010	December 31, 2009
Commissions and fees payable	$1,536	$—
Unsettled regular way trades, net	—	7,415
Margin payable	889	6,076

	$2,425	$13,491

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. All of the unsettled regular way trades as of March 31, 2010 were settled subsequent to March 31, 2010 at their recorded values.

5. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides a detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS—TRADING

(Dollars in Thousands)

	March 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$50,603	$49,821	$(782)
Other mortgage-backed securities	2,332	2,400	68
Interests in securitizations (1)	29,234	17,056	(12,178)
TruPS	2,860	4,372	1,512
Small business administration (“SBA”) loans	467	465	(2)
Corporate bonds	3,660	3,660	—
Other	80	143	63

Investments—trading	$89,236	$77,917	$(11,319)

Security Type	December 31, 2009
	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$106,575	$106,575	$—
Other mortgage backed securities	964	964	—
Interests in securitizations (1)	27,710	9,110	(18,600)
TruPS	3,380	3,380	—
SBA Loans	15,248	15,399	151

Investments-trading	$153,877	$135,428	$(18,449)

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.

Trading Securities Sold, Not Yet Purchased

The following table shows the cost and carrying value of all trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	March 31, 2010
Security Type	Cost	Carrying Value	Unrealized (Gain) / Loss
U.S. government agency mortgage-backed security	$35,703	$35,371	$(332)
U.S. Treasury securities	74,861	74,858	(3)

Total	$110,564	$110,229	$(335)

	December 31, 2009
Security Type	Cost	Carrying Value	Unrealized (Gain) / Loss
U.S. government agency mortgage-backed securities	$93,536	$94,837	$1,301
U.S. Treasury security	20,000	19,875	(125)

Total	$113,536	$114,712	$1,176

The Company recognized $5,508 and $(1,195) of trading gains (losses) for the three months ended March 31, 2010 and 2009, respectively, that relate to investments –trading still held at March 31, 2010 and 2009, respectively.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value as of the periods indicated:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	March 31, 2010
	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$12,478	$1,575	$(10,903)
Equity Securities:
EuroDekania	6,977	452	(6,525)
Star Asia	18,837	24,347	5,510
Brigadier (2)	—	4,216	4,216
MFCA	5,561	2,380	(3,181)
Deep Value	13,109	19,121	6,012
Other securities	174	118	(56)

Total equity securities	44,658	50,634	5,976

Residential loans	241	267	26
Foreign exchange forward contracts	—	220	220

	$57,377	$52,696	$(4,681)

	December 31, 2009
	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$13,379	$2,380	$(10,999)
Equity Securities:
EuroDekania	6,977	451	(6,526)
Star Asia	17,503	14,058	(3,445)
RAIT	9,619	669	(8,950)
Brigadier (2)	—	4,075	4,075
MFCA	5,561	2,380	(3,181)
Deep Value	14,506	19,236	4,730
Other securities	175	138	(37)

Total equity securities	54,341	41,007	(13,334)

Residential loans	260	260	—

	$67,980	$43,647	$(24,333)

(1)	Primarily comprised of collateralized debt obligations.
(2)	The Company originally invested $30,000 in the Brigadier onshore feeder fund. As of December 31, 2008, the Company had redeemed its entire initial investment. The remaining investment represented accumulated unrealized appreciation on this investment. The investment in the Brigadier onshore feeder fund was, at all times during 2008 and 2009 and the three months ended March 31, 2010, carried at its estimated fair value. However, for the purposes of the table above and determining the cost basis, the Company treated the redemptions during 2008 and 2009 and the three months ended March 31, 2010 as first representing a return of investment and second representing a redemption of net appreciation.

The Company has granted its bank debt lenders a security interest in substantially all securities that are currently included in other investments, at fair value.

6. FAIR VALUE DISCLOSURES

Fair Value Option

The Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions of FASB ASC 825, Financial Instruments (“FASB ASC 825”). The primary reasons for electing the fair value option when it first became available in 2008, was to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment.

Such financial assets accounted for at fair value include:

•	in general, any security that would otherwise qualify for available for sale treatment;

•	in general, for all investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies);

•	in general, investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations.

The following table provides information about the impact on the consolidated statements of operations, from both changes in fair values and other income, related to investments for which the fair value option was elected, for the three months ended March 31, 2010 and 2009:

STATEMENT OF OPERATIONS IMPACT

FOR ITEMS MEASURED AT FAIR VALUE

PURSUANT TO THE FAIR VALUE OPTION

(Dollars in Thousands)

	Three Months Ended March 31, 2010
	Principal Transactions & Other Income
	Gain / (Loss)	Interest Income	Dividend Income
Assets:
Other Investments, at fair value
EuroDekania	$1	$—	$—
Star Asia	8,955	—	—
RAIT	387	—	—
Interests in securitizations	4	36	—
Brigadier	141	—	—
MFCA	—	—	—
Deep Value	1,282	—	—
Other	3	—	—
Residential loans	26	3	—

Total	$10,799	$39	$—

STATEMENT OF OPERATIONS IMPACT

FOR ITEMS MEASURED AT FAIR VALUE

PURSUANT TO THE FAIR VALUE OPTION

(Dollars in Thousands)

	Three Months Ended March 31, 2009
	Principal Transactions & Other Income
	Gain / (Loss)	Interest Income	Dividend Income
Assets:
Other Investments, at fair value
AFN (1)	$20	$—	$—
EuroDekania	(244)	—	—
Star Asia	(292)	—	—
RAIT	(704)	—	—
Interests in securitizations	(68)	35	—
Brigadier	289	—	—
MFCA	230	—	—
Other	(10)	—	—

Total	$(779)	$35	$—

(1)	Represents the change in unrealized gain / (loss) in Cohen Brothers’ investment in the Company prior to the Merger. See note 1.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2010. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	March 31, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$49,821	$—	$49,821	$—
Other mortgage-backed securities	2,400	—	2,400	—
Interests in securitizations (1)	17,056	—	—	17,056
TruPS	4,372	—	—	4,372
SBA loans	465	—	465	—
Corporate bonds	3,660	—	3,660	—
Other	143	—	143	—

Total investments-trading	$77,917	$—	$56,489	$21,428

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	452	—	—	452
Star Asia (3)	24,347	—	—	24,347
MFCA (4)	2,380	—	—	2,380

	27,179	—	—	27,179

Investment Funds
Brigadier (5)	4,216	—	4,216	—
Deep Value (6)	19,121	—	—	19,121

	23,337	—	4,216	19,121
Other	118	43	—	75

Total equity securities	50,634	43	4,216	46,375
Interests in securitizations (1)	1,575	—	—	1,575
Residential loans	267	—	—	267
Foreign exchange forward contracts	220	220	—	—

Total other investments, at fair value	$52,696	$263	$4,216	$48,217

Liabilities:
Trading securities sold, not yet purchased, at fair value:
U.S. government agency mortgage-backed security	$35,371	$—	$35,371	$—
U.S. Treasury securities	74,858	74,858	—	—

	$110,229	$74,858	$35,371	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Hybrid Securities Fund – European
(3)	Real Estate Fund – Asian
(4)	Tax exempt Fund
(5)	Multi-Strategy Credit Funds
(6)	Real Estate Funds

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2009 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$106,575	$—	$106,575	$—
Other mortgage-backed securities	964	—	964	—
Interests in securitizations (1)	9,110	—	—	9,110
TruPS	3,380	—	—	3,380
SBA loans	15,399	—	15,399	—

Total investments-trading	$135,428	$—	$122,938	$12,490

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
RAIT (2)	$669	$669	$—	$—
EuroDekania (3)	451	—	—	451
Star Asia (4)	14,058	—	—	14,058
MFCA (5)	2,380	—	—	2,380

	17,558	669	—	16,889

Investment Funds
Brigadier (6)	4,075	—	4,075	—
Deep Value (7)	19,236	—	—	19,236

	23,311	—	4,075	19,236
Other	138	40	—	98

Total equity securities	41,007	709	4,075	36,223
Interests in securitizations (1)	2,380	—	—	2,380
Residential loans	260	—	—	260

Total other investments, at fair value	$43,647	$709	$4,075	$38,863

Liabilities:
Trading securities sold, not yet purchased, at fair value:
U.S. government agency mortgage-backed securities	$94,837	$—	$94,837	$—
U.S. Treasury security	19,875	19,875	—	—

	$114,712	$19,875	$94,837	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Real estate industry
(3)	Hybrid Securities Fund – European
(4)	Real Estate Fund – Asian
(5)	Tax exempt Fund
(6)	Multi-Strategy Credit Funds
(7)	Real Estate Funds

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the hierarchy of the estimate.

U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: These are securities which are generally traded over-the-counter. The Company generally values these securities using unadjusted broker dealer quoted prices. These valuations are based on a market approach. This is considered a Level 2 valuation in the hierarchy.

Other Mortgage-Backed Securities: These are securities for which the Company obtains third party quotations. These valuations are based on a market approach. These quotes generally represent indicative levels at which a party may be willing to enter into a transaction. The Company generally classifies the fair value of these securities within Level 2 of the valuation hierarchy.

Corporate Bonds: The Company uses recently executed transactions or third party quotations to arrive at the fair value of its investments in corporate bonds. These valuations are based on a market approach. The Company generally classifies the fair value of these bonds within Level 2 of the valuation hierarchy.

Interests in securitizations: Where the Company is able to obtain independent market quotations from at least two broker dealers and where a price within the range of at least two broker dealers is used, interests in securitizations will generally be classified as Level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker dealers are generally nonbinding. The Company seeks quotations from broker dealers that historically have actively traded, monitored, issued, and been knowledgeable about interests in securitizations. The Company generally believes that to the extent (1) it receives two quotations in a similar range from broker dealers knowledgeable about interests in securitizations, and (2) the Company believes the broker dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as Level 2 of the valuation hierarchy is appropriate. In the absence of two broker dealer market quotations, a single broker dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within Level 3 of the valuation hierarchy. If quotations are unavailable, valuation models prepared by the Company’s management are used, which are based on an income approach. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

TruPS: The fair value of investments in TruPS is estimated using valuation models prepared by the Company’s management, and is classified as Level 3 of the valuation hierarchy. These valuation models are based on the income approach. These investment securities generally do not trade in an active market and, therefore, observable price quotations are not available. Fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.

SBA Loans: The Company obtains third party quotations for its investments in SBA loans. The quotations are generally based on quotes of comparable instruments and the Company generally classifies these investments within Level 2 of the valuation hierarchy. These valuations are based on a market approach.

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies are determined using the closing price of the security as of the reporting date. This is considered a Level 1 value in the hierarchy. Other equity securities represent investments in investment funds and other non-publicly traded entities. All of these other entities have the attributes of investment companies as described in FASB ASC 946-15-2. Prior to the third quarter of 2009, the Company’s estimate of the fair value of its investment in these entities was based on valuation models prepared by Company’s management, which were based on a market approach, and were generally classified within Level 3 of the valuation hierarchy. During the third quarter of 2009, the Company began to estimate the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities except Star Asia. The Company generally classifies these estimates within either Level 2 if its investment in the entity is currently redeemable or Level 3 if its investment is not currently redeemable. In the case of Star Asia, the Company utilizes a series of valuation models to determine fair value, which use both the market and income based approaches.

Residential Loans: Valuation models prepared by the Company’s management are used. These valuation models are based on the market approach. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

Derivatives: The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. These foreign currency forward contracts are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the foreign currency forward contract is based on current quoted market prices. This is considered a Level 1 value in the hierarchy. As of March 31, 2010, the Company has ninety outstanding foreign currency forward contracts, the fair value of which is not material. As of December 31, 2009, the Company had no derivatives outstanding.

Trading Securities Sold, Not Yet Purchased: The securities are valued using quoted active market prices of the securities sold and are generally categorized within Level 1 or 2 of the valuation hierarchy depending on the type of investment sold. For a discussion of the valuation methodology used for U.S. government agency mortgage-backed securities, refer to “U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations.” U.S. Treasury Securities include U.S. Treasury bonds and the fair values of the U.S. Treasury securities are based on quoted prices in active markets and are generally categorized in Level 1 of the fair value hierarchy.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2010 and 2009:

LEVEL 3 INPUTS

Three Months Ended March 31, 2010

(Dollars in Thousands)

	January 1, 2010	Net realized/unrealized gains (losses) included in Income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	March 31, 2010	Unrealized gains/(losses) still held at the end of the period(2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading
Interests in securitizations (3)	$9,110	$4,447	$—	$—	$3,499	$17,056	$4,314
TruPS	3,380	2,684	—	—	(1,692)	4,372	1,513

Total investments-trading	$12,490	$7,131	$—	$—	$1,807	$21,428	$5,827

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$451	$—	$1	$—	$—	$452	$1
Star Asia (5)	14,058	—	8,955	—	1,334	24,347	8,955
MFCA (6)	2,380	—	—	—	—	2,380	—

	16,889	—	8,956	—	1,334	27,179	8,956

Investment Funds
Deep Value (7)	19,236	—	1,282	—	(1,397)	19,121	1,282

	19,236	—	1,282	—	(1,397)	19,121	1,282

Other	98	—	(23)	—	—	75	(23)

Total equity securities	36,223	—	10,215	—	(63)	46,375	10,215
Interests in securitizations (3)	2,380	—	96	—	(901)	1,575	126
Residential loans	260	—	26	—	(19)	267	26

Total other investments, at fair value	$38,863	$—	$10,337	$—	$(983)	$48,217	$10,367

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds – European
(5)	Real Estate Funds – Asian
(6)	Tax Exempt Funds
(7)	Real Estate funds

LEVEL 3 INPUTS

Three Months Ended March 31, 2009

(Dollars in Thousands)

	January 1, 2009	Net realized/unrealized gains (losses) included in Income		Transfers in and/or out, net of Level 3	Purchases and (Sales), net (1)	March 31, 2009	Unrealized gains (losses) still held at end of the period (2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading	$3,000	$(1,195)	$—	$5,751	$(3)	$7,553	$(1,195)
Other investments, at fair value	56,065	—	(2,998)	2,141	(10,069)	45,139	(12,998)

(1)	Includes return of principal/capital of interests in securitizations (primarily comprised of collateralized debt obligations) and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at the end of the period.

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

During 2009, the liquidity and transparency surrounding structured credit products, such as interests in securitizations, continued to diminish. The absence of new issue activity in the primary market led to a continually decreasing level of transparency, as seasoned secondary issuances could not be analyzed on a comparative basis relative to new issuances. In addition, diminished trading activity in the secondary market also led the Company to believe that broker dealer quotations may not be based on observable and reliable market information.

Investments-trading: During the three months ended March 31, 2010, there were no transfers in to or out of Level 3. During the three months ended March 31, 2009, transfers into Level 3 reflect the transfers from Level 2 of interests in securitizations comprised of bank trust preferred securities, due to decreased observability of inputs.

Other investments, at fair value: During the three months ended March 31, 2010, there were no transfers in to or out of Level 3. During the three months ended March 31, 2009, the transfers into Level 3 reflect the transfers from Level 2 of interests in securitizations comprised of bank trust preferred securities, due to decreased observability of inputs.

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at March 31, 2010 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$452		N/A	N/A
Star Asia (b)	24,347		N/A	N/A
MFCA (c)	2,380		N/A	N/A

	27,179

Investment Funds:
Brigadier (d)	4,216	$—	Monthly	90 days
Deep Value (e)	19,121	—	N/A	N/A

	23,337	—

Total	$50,516	$—

	Fair Value at December 31, 2009 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$451		N/A	N/A
Star Asia (b)	14,058		N/A	N/A
MFCA (c)	2,380		N/A	N/A

	16,889

Investment Funds:
Brigadier (d)	4,075	$—	Monthly	90 days
Deep Value (e)	19,236	—	N/A	N/A

	23,311	—

Total	$40,200	$—

N/A – Not applicable.

(a)	EuroDekania Limited’s (“EuroDekania”) investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe (“EuroTruPS”); widely syndicated leveraged loans by European Corporate loans; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and Britain pounds sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using a series of internal valuation models that use both the market and income approach. If the Company had used Star Asia’s unadjusted reported NAV to determine its fair value, the carrying value of its investment in Star Asia would have been $28,399 as of March 31, 2010 and $17,088 as of December 31, 2009.
(c)

MFCA’s investment strategy is to make direct and indirect investments in certain U.S. federal tax-exempt securities consisting of long-term obligations issued by or on behalf of non-profit institutions and state authorities in the healthcare, education, cultural, philanthropic, research, service/advocacy, infrastructure and housing sectors. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company does not manage MFCA. Therefore, the Company uses the latest reported NAV from the third party manager. From time to time, this may be one quarter in arrears.
(d)	Brigadier’s investment strategy is to make investments in various sectors of the fixed income markets. The fund operates under four basic investment strategies: long-short, relative value, primary origination and market arbitrage. The investment manager may periodically reallocate its assets among different strategies based on the desired risk management characteristics of the fund. After a one-year lock-up period, the fund allows monthly redemptions upon 90 days notice. Beginning in the first quarter of 2010, the Brigadier fund determined it would liquidate. It expects the liquidation to be completed during 2010. The fund will distribute to unit holders in an orderly manner. Therefore, currently, no investor requested redemptions are allowed. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(e)	Deep Value’s investment strategy is to make investments in securities secured by, or related to, residential and commercial real estate including RMBS, equity and debt investments in CDOs that are collateralized mainly by RMBS, senior and subordinated mortgage notes, preference shares and whole loans secured by or related to residential real estate and other related securities and derivatives referencing the foregoing. The fund may also invest in CMBS and other securities and debt secured by or relating to commercial real estate. This is a closed-end fund that does not allow redemptions. The expected term of the fund is three years, with two optional one-year extensions. The fair value of the investment in this category has been estimated using the net asset value per share of the investments in accordance with the “practical expedient” provisions of FASB ASC 820.

7. COLLATERALIZED SECURITIES TRANSACTIONS

Securities purchased under agreements to resell (“reverse repurchase agreements” or “receivables under resale agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”), principally U.S. government and federal agency obligations, are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. Resulting interest income and expense are included in net trading in the consolidated statements of operations.

In the case of reverse repurchase agreements, the Company generally takes possession of securities with a market value in excess of the principal amount loaned plus accrued interest. Likewise, in the case of repurchase agreements, the Company is required to provide the counterparty with securities in excess of the principal amount loaned plus accrued interest to collateralize the agreement.

In certain cases a repurchase agreement and a reverse repurchase agreement may be entered into with the same counterparty. If certain requirements are met, the offsetting provisions included in FASB ASC 210, Balance Sheet (“FASB ASC 210”), allow (but do not require) the reporting entity to net the asset and liability on the balance sheet. It is the Company’s policy to present the assets and liabilities on a gross basis even if the conditions described in offsetting provisions included in FASB ASC 210 are met. The Company classifies reverse repurchase agreements as a separate line item within the assets section of the Company’s consolidated balance sheets. The Company classifies repurchase agreements as a separate line item within the liabilities section of the Company’s consolidated balance sheets.

In the event the counterparty does not meet its contractual obligation to return securities used as collateral, or does not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations to its customers or counterparties. The Company’s policy to control this risk is monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure.

In the normal course of doing business, the Company obtains reverse repurchase agreements that permit it to re-pledge or resell the securities to others.

The Company enters into reverse repurchase agreements and repurchase agreements to acquire securities to cover short positions and to finance the Company’s securities positions held in inventory. At March 31, 2010 and December 31, 2009, the fair value of securities received as collateral under reverse repurchase agreements was $74,858 and $19,875, respectively. At March 31, 2010 and December 31, 2009, the fair value of securities pledged as collateral under repurchase agreements was $31,728 and $0, respectively.

8. INVESTMENTS IN EQUITY METHOD AFFILIATES

The Company has several investments that are accounted for under the equity method. Equity method accounting requires that the Company record its investment on the consolidated balance sheets and recognize its share of the affiliate’s net income as earnings each year. Investment in equity method affiliates is included as a component of other assets on the Company’s consolidated balance sheets. The Company elected the fair value option for its investments in the onshore feeder fund of Brigadier and MFCA effective January 1, 2008. See notes 5 and 6.

In March 2010, the Company participated in a rights offering of Star Asia and made an additional investment in Star Asia and increased its ownership percentage. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected. Effective with this ownership increase, Star Asia is considered an equity method affiliate. However, the Company continued its fair value election regarding Star Asia. In addition to acquiring additional common shares of Star Asia in the rights offering, the Company acquired an interest in a newly formed entity Star Asia SPV for $4,058. Star Asia SPV is treated as an equity method investment. See notes 6 and 17.

As of December 31, 2009, the Company had three equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; and (iii) Deep Value GP II. As of March 31, 2010, the Company has five equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; and (v) other. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in
	Star Asia Manager	Deep Value GP	Deep Value II GP	Star Asia SPV	Other	Total
Balance at January 1, 2010	$343	$97	$37	$—	$—	$477
Investments / advances	—	—	—	4,058	171	4,229
Distributions/repayments	(350)	—	—	—	—	(350)
Earnings / (loss) realized	176	8	1	—	(171)	14

Balance at March 31, 2010	$169	$105	$38	$4,058	$—	$4,370

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	March 31, 2010	December 31, 2009
Total Assets	$594,544	$255,511

Liabilities	$158,553	$2,308
Equity attributable to the controlling interest	435,017	253,203
Non-controlling interest	974	—

Liabilities & Equity	$594,544	$255,511

	Three Months Ended March 31,
	2010	2009
Net income	$10,795	$10,309
Less: Net loss attributable to the non-controlling interest	(28)	—

Net income attributable to the controlling interest	$10,823	$10,309

See note 17 for information regarding transactions with the Company’s equity method investees.

9. Variable Interest Entities

FASB ASC 810, Consolidation (“FASB ASC 810”) contains the guidance surrounding the definition of variable interest entities (“VIEs”), the definition of variable interests, and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities including CLOs and CDOs.

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis.

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company; and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of March 31, 2010, the Company has drawn this conclusion.

Therefore, in the case where the Company has an interest in a VIE managed by a third party, the Company has concluded that it is not the primary beneficiary because the Company does not have the power to direct its activities. In the case of an interest in a VIE managed by the Company, the Company will perform an additional qualitative analysis to determine if its interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. Then, the Company compares the benefits it would receive (in the optimistic scenario) or the losses it would absorb (in the pessimistic scenario) as compared to all benefits and losses absorbed by the VIE in total. If the benefits or losses absorbed by the Company were significant as compared to total benefits and losses absorbed by all variable interest holders, then the Company would conclude it is the primary beneficiary.

As of March 31, 2010, the Company has variable interests in various securitizations but it has determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company would incur if the CDOs were to default on all of their obligations would be (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial or other support to these VIEs during the three months ended March 31, 2010 and 2009 and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2010 and December 31, 2009.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in VIEs and the Company’s maximum exposure to loss associated with these nonconsolidated VIEs in which it holds variable interests at March 31, 2010 and December 31, 2009:

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	March 31, 2010
	Carrying Amount
	Other Receivables	Investments-Trading	Other Investments, at fair Value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$2,491	$1,360	$62	$3,913
Third party managed VIEs	36	15,696	1,513	17,245

	$2,527	$17,056	$1,575	$21,158

	December 31, 2009
	Carrying Amount
	Other Receivables	Investments-Trading	Other Investments, at fair Value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$3,140	$3,364	$188	$6,692
Third party managed VIEs	278	5,746	2,192	8,216

	$3,418	$9,110	$2,380	$14,908

10. REPURCHASE OF DEBT

In March 2010, the Company repurchased $5,144 notional amount of contingent convertible senior notes from an unrelated third party for $4,115. The Company recognized a gain from repurchase of debt of $886 which is included as a separate component of non- operating income/(expense) in the Company’s consolidated statements of operations.

The Company had the following debt outstanding as of March 31, 2010 and December 31, 2009, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par	March 31, 2010	December 31, 2009	Interest Rate Terms	Weighted Average Interest Rate @ 03/31/2010	Weighted Average Contractual Maturity
2009 Credit Facility	$—	—	9,950	8.50%	8.50%	May 2011
Contingent convertible senior notes	$21,006	20,425	25,374	7.63%	7.63%	May 2027
Junior subordinated notes	$49,614	17,247	17,269	7.40%	7.40%	August 2036
Subordinated notes payable	$9,368	9,368	9,368	12.00%	12.00%	June 2013

Total		$47,040	$61,961

11. INCOME TAXES

For tax purposes, AFN contributed its assets and certain of its liabilities to Cohen Brothers in exchange for an interest in Cohen Brothers on December 16, 2009. AFN was organized and had been operated as a REIT for United States federal income tax purposes. Accordingly, AFN generally was not subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution and share ownership tests were met. As a result of the consummation of the Merger, Cohen &

Company ceased to qualify as a REIT effective as of January 1, 2010 and is instead treated as a C corporation for United States federal income tax purposes.

Although for tax purposes AFN is deemed to have acquired a majority interest in Cohen Brothers on the effective date of the Merger, for GAAP purposes, Cohen Brothers is deemed to have acquired AFN. Therefore, the consolidated financial statements of the Company treat the Company as a pass-through entity (not subject to federal income tax) for all periods prior to the effective date of the Merger. Subsequent to the Merger (December 17, 2009 – December 31, 2009), the Company was effectively taxed as a REIT. The Company ceased to be a REIT as of January 1, 2010, and is subject to U.S. federal, state and local taxation, taxed at prevailing rates beginning in 2010.

The Company has recorded deferred income taxes as of March 31, 2010 in accordance with FASB ASC No. 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is not more likely than not that the tax benefits will be realized.

As of December 31, 2010, the Company had a federal net operating loss (“NOL”) of approximately $48 million which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2029. The Company also had net capital losses (“NCLs”) in excess of capital gains of approximately $69 million as of December 31, 2010, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2012. No assurance can be provided that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

The Company has determined that its NOL and NCL carryovers are not currently limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). However, largely because of the material shift in ownership related to the Merger, the Company may experience an ownership change as defined in that section (“Ownership Change”) in the future.

If an Ownership Change were to occur in the future, the Company’s ability to use its NOLs, NCLs and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would expire unused.

On December 21, 2009, the Company’s Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”) in an effort to help protect against a possible limitation on the Company’s ability to utilize its net operating loss and net capital loss carryforwards (the “deferred tax assets”) to reduce potential future federal income tax obligations. The Rights Agreement provides for a distribution of one preferred stock purchase right (a “Right,” and collectively, the “Rights”) for each share of the Company’s Common Stock, par value $0.001 per share, outstanding to stockholders of record at the close of business on December 21, 2009. Each Right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share of Series C Junior Participating Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), at a purchase price of $100.00 per unit, subject to adjustment.

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

No rights were exercisable at March 31, 2010. There was no impact to the Company’s financial results as a result of the adoption of the Rights Agreement in December 2009. The terms and conditions of the Rights are set forth in the Section 382 Rights Agreement attached as Exhibit 4.1 to Cohen & Company Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2009.

Notwithstanding the facts that (i) the Company has determined that the use of its remaining NOL and NCL carry forwards are not currently limited by Section 382 of the Code; and (ii) the Company has implemented the rights plan described above to reduce the chance of a future ownership change, the Company recorded a valuation allowance for substantially all of its NOLs and NCLs when calculating its net deferred tax liability as of March 31, 2010. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

In determining its federal income tax provision for 2010, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carry forwards through and including December 31, 2010. Therefore, to the extent of its usage of NOL and NCL deferred tax assets during 2010, the Company will record an offsetting adjustment to reduce the valuation allowance. Therefore, the net deferred tax expense for federal income taxes is currently estimated to be zero for 2010. In addition, the Company has assumed it will have an immaterial federal current tax expense for 2010 because the NOL and NCL carry forwards are available. As a result, the Company’s provision for 2010 includes an immaterial portion related to federal income taxes (primarily just AMT related taxes) as a result of the availability of the NOL and NCL carry forwards and the assumption that the valuation allowance currently applied to them will remain in place. Therefore, the Company’s 2010 income tax provision is comprised mainly of state, local and foreign taxes owed to jurisdictions where the NOL and NCL carry forwards are not able to be utilized or are limited.

The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOL and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carry forwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the statement of operations in the period it made this determination. From that point forward, the Company would begin to record net deferred tax expense for federal income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs.

12. NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiary of the Company is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined therein. As applied to CCS, the rule required net capital of $654 as of March 31, 2010. As of March 31, 2010, CCS’s adjusted net capital was $2,957, which exceeded the minimum requirements by $2,303.

EuroDekania Management Limited, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of March 31, 2010, the total minimum required net liquid capital was $3,997, and net liquid capital in EuroDekania Management Limited was $4,033, which exceed the minimum requirements by $36 in compliance with the net liquid capital provisions.

13. EARNINGS (LOSS) PER COMMON SHARE/MEMBERSHIP UNIT

The following table presents a reconciliation of basic and diluted loss per common share/membership unit for the periods indicated. Membership units that may be issued in connection with the vesting of a restricted unit issued pursuant to the Amended and Restated Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) have been excluded from the diluted weighted average shares outstanding calculations because of the obligations of Mr. Daniel G. Cohen, our chairman and chief executive officer, under the Equity Plan Funding Agreement to transfer to (1) Cohen Brothers the number of Cohen Brothers membership units or shares of the Company’s Common Stock equal to the number of Cohen Brothers membership units to be issued by Cohen Brothers to the participants in the 2009 Equity Award Plan in connection with vesting of a Cohen Brothers restricted unit, or (2) the Company the number of shares of the Company’s Common Stock equal to the number of recapitalized Cohen Brothers membership units to be issued by Cohen Brothers to the participants in the 2009 Equity Award Plan in connection with the vesting of a Cohen Brothers restricted unit. See note 16 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(EARNINGS (LOSS) PER COMMON SHARE/MEMBERSHIP UNIT

(Dollars in Thousands, except share or unit and per share or per unit information)

	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to Cohen & Company Inc.	$2,915	$(7,417)
Add: Income attributable to non-controlling interest attributable to Cohen Brothers membership units exchangeable into Cohen & Company Inc. shares (1)	1,646	—
Deduct: Adjustment for income tax expense (2)	(157)	—

Net income (loss) on a fully converted basis	$4,404	$(7,417)

Weighted average common shares/membership units outstanding— Basic	10,318,058	9,611,707
Cohen Brothers membership units exchangeable into Cohen & Company Inc. shares (1)	5,283,556	—

Weighted average common shares/membership units outstanding—Diluted	15,601,614	9,611,707

Net income (loss) per common share/membership unit—Basic	$0.28	$(0.77)

Net income (loss) per common share/membership unit—Diluted	$0.28	$(0.77)

(1)	The Cohen Brothers membership units not held by Cohen & Company Inc. (that is, those held by the noncontrolling interest for the three months ended March 31, 2010) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per common share when the effect is dilutive using the if-converted method.
(2)	If the Cohen Brothers membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense.

14. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is a party to various routine legal proceedings arising out of the ordinary course of the Company’s business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s U.S broker dealer subsidiary, Cohen & Company Securities, LLC, or CCS, is a party to litigation commenced in 2009 in the United States District Court for the Northern District of Illinois (the “Illinois Court”) under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC. The plaintiff in this case is the Liquidation Trustee for the Estate of Sentinel Management Group, Inc. (“Sentinel”), which filed a bankruptcy petition in August 2007. The Liquidation Trustee alleges that CCS sold Sentinel securities, mainly collateralized debt obligations, that the Liquidation Trustee contends were unsuitable for Sentinel and that CCS violated Section 10(b) of the Exchange Act and Rule 10b-5. The Liquidation Trustee also seeks relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. The Company is vigorously defending the claims. By order dated July 8, 2009, the Illinois Court dismissed the Liquidation Trustee’s Illinois Consumer Fraud Act claim. On July 29, 2009, the Liquidation Trustee amended his complaint. CCS filed its answer to the amended complaint on August 12, 2009. Discovery is ongoing with respect to the remaining claims. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

CCS is also party to litigation commenced on May 21, 2009 in the Illinois Court under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC, Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. The plaintiff in this case is the Liquidation Trustee of the Sentinel Liquidation Trust, which emerged from the bankruptcy of Sentinel, filed in August 2007. The Liquidation Trustee, purportedly as the assignee of claims of Sentinel’s customers, alleges that, by recommending that Sentinel purchase securities, mainly collateralized debt obligations, that the trustee deems to have been unsuitable for Sentinel’s customer accounts, CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law. The complaint also alleges claims under common law theories of negligence and unjust enrichment. The Company will vigorously defend all claims. CCS filed a motion to dismiss the Liquidation Trustee’s complaint on July 21, 2009. On July 28, 2009, the Illinois Court dismissed what management believes to be a substantively identical case brought by the Liquidation Trustee against The Bank of New York Mellon Corp. (“BNYM”). On August 19, 2009, the Illinois Court stayed this action indefinitely, pending a decision in the Liquidation Trustee’s appeal of the judgment of dismissal in the action involving BNYM, and held CCS’s motion to dismiss in abeyance. The dismissal has been reversed and remanded to the Illinois Court in the BNYM case, but no action has been taken by the Illinois Court in the litigation against CCS. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

In a related development, CCS received a subpoena on May 14, 2009 from the staff of the Securities and Exchange Commission (“SEC”) captioned In the Matter of Sentinel Management Group, Inc. CCS and the Company intend to cooperate with the investigation.

Cohen Brothers and its registered investment advisor subsidiary, Cohen & Company Financial Management, LLC (f/k/a Cohen Bros. Financial Management, LLC) are also named in a lawsuit filed on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, captioned Riverside National Bank of Florida v. Taberna Capital Management, LLC, Trapeza Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bank of America Corporation, as successor in interest to Merrill Lynch & Co., JP Morgan Chase, Inc, JP Morgan Securities, Citigroup Global Markets., Credit Suisse (USA) LLC, ABN AMRO, Cohen & Company, Morgan Keegan & Co., Inc., SunTrust Robinson Humphrey, Inc., The McGraw-Hill Companies, Inc., Moody’s Investors Services, Inc. and Fitch Ratings, Ltd. The plaintiff, Riverside National Bank of Florida (“Riverside”), alleges that offering memoranda issued in connection with certain interests in securitizations it purchased failed to disclose alleged ratings agencies’ conflicts of interest. Riverside alleges, among other things, common law fraud, negligent misrepresentation and breaches of certain alleged duties. On September 28, 2009, after a demand was made by the Company and its co-defendants to change venue, plaintiff filed a stipulation with the Supreme Court of the State of New York, County of Kings, consenting to changing the place of trial from County of Kings to County of New York. The Company is vigorously defending the claims. On April 16, 2010, Riverside was closed by the Office of the Comptroller of the Currency. Subsequently, the Federal Deposit Insurance Corporation (the “FDIC”) was named receiver of the bank. By letter dated April 19, 2010, Riverside requested a 30 day extension for the oral argument on the defendants’ motions to dismiss which was originally scheduled for May 12, 2010. On May 4, 2010, the FDIC filed a motion to substitute as plaintiff and for an order staying the litigation for 90 days. The FDIC has retained Riverside’s counsel in this matter.

Regulatory Matters

On June 18, 2009, Cohen Brothers was one of a number of market participants to receive a subpoena from the SEC seeking documents and information in an investigation titled In the Matter of Certain CDO Structuring Sales and Marketing Practices. The Company has and intends to continue to cooperate with the investigation.

In 2009, CCS was subject to a routine Financial Industry Regulatory Authority (“FINRA”) examination. As a result of that exam, the FINRA staff requested additional information and the testimony of certain employees concerning the mark-ups CCS charged in four transactions during the exam period. CCS and the Company intend to continue to cooperate with FINRA.

Non-Profit Preferred Funding I (“NPPF I”) Arrangement with Merrill Lynch Portfolio Management, Inc.

On December 27, 2007, Merrill Lynch Portfolio Management, Inc. (the “NPPF I Trustor”) and the trustee of the NPPF I CDO entered into a loan agreement whereby the NPPF I Trustor made an initial $3,000 advance to the NPPF I CDO so that additional funds would be available for the most junior CDO certificate holders in future distributions of CDO waterfall payments. At each waterfall payment date, the advance will be repaid in full and the NPPF I Trustor will re-advance a scheduled amount to the CDO trust. The scheduled amounts will decrease by $300 on each distribution date through September 15, 2012. The advance will not bear interest. The Company is not a party to this agreement and is not obligated to provide reimbursement for any outstanding advances to NPPF I Trustor. As of March 31, 2010, the outstanding advance between NPPF I Trustor and Merrill Lynch Portfolio Management, Inc. was $1,500.

As an accommodation to NPPF I Trustor, the Company agreed to pay 6% simple interest on the advance via a side letter agreement entered into on December 27, 2007, between the Company and NPPF I Trustor. The Company is only obligated to pay interest on outstanding advances. The side letter will terminate on the earlier of the payment in full of all advances and December 2014. The Company accounts for the interest on the outstanding advances as a reduction to revenue since these interest payments are deemed a direct reduction of the Company’s on-going revenue that otherwise would have been earned for the duration of the trust. The reduction in revenue earned by the Company for the three months ended March 31, 2010 and 2009 was $26 and $33, respectively. The potential additional liability the Company would have, assuming the $1,500 advance (as of March 31, 2010) to the NPPF I Trust remained outstanding through December 2014 would be approximately $428.

The Company sold the NPPF I management contract during the first quarter of 2009. However, the Company retained this obligation.

Letter of Credit on behalf of GSME Acquisition Partners I

In November 2009, the Company acted as the lead underwriter for the initial offering of a new special purpose acquisition corporation, GSME Acquisition Partners I (“GSME”), which will focus on acquiring a company located in China. A special purpose acquisition corporation (“SPAC”) is a blank check company that raises money from stockholders into a shell corporation and then seeks to utilize that money to finance a business combination. Generally, the money is funded into a trust and certain provisions are put in place to ensure the trust can liquidate and return the money to stockholders if the business combination is not completed by a certain date. The sponsors of the SPAC generally receive equity interests which are subordinated in some form in the event the trust has to liquidate. GSME has twelve months to identify a business combination and obtain approval from stockholders and an additional six months for the business combination to close. In connection with this transaction, the Company issued a letter of credit for the benefit of the trust in the amount of $1,242 that will be drawn upon under certain circumstances, such as the non-approval of a business combination by stockholders or if no business combination is presented for a vote with in the specified time frame. The Company’s maximum exposure to GSME pursuant to the letter of credit is $1,242. The Company’s obligation to fund amounts to GSME is accounted for as a guarantee pursuant to the guarantee provisions included in FASB ASC 460, Guarantees. As of March 31, 2010 and December 31, 2009, the Company has a $98 liability included in accounts payable and other liabilities for its “obligation to stand ready to perform.” If it becomes probable and estimable that the Company will be required to fund the guarantee, an additional or incremental liability will be accrued for under the guidance of FASB ASC 450, Contingencies.

Alesco XIV Guarantee

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior Interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by the Company. At the Merger date, the Company recorded a liability of $1.0 million related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount does not represent the expected loss; rather it represents the Company’s estimate of the fair value of its guarantee (i.e. the amount it would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee; therefore, the carrying value will not be periodically adjusted going forward. The maximum potential loss to the Company on this arrangement is approximately $8,750. Under certain circumstances, Assured can require the Company to post liquid collateral.

Delayed Draw Notes

In March 2010, the Company purchased $5,000 delayed draw notes in a subprime auto loan securitization. As of March 31, 2010, $917 has been drawn and funded by the Company and is included as a component of investments-trading. The Company expects to fund the remaining $4,083 during the remainder of 2010.

15. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the three months ended March 31, 2010 and 2009 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

The following tables present the financial information for the Company’s segments for the periods indicated.

As of and for the three months ended March 31, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading	$22,768	$—	$—	$22,768	$—	$22,768
Asset management	—	6,770	—	6,770	—	6,770
New issue and advisory	668	—	—	668	—	668
Principal transactions and other income	8	198	11,321	11,527	—	11,527

Total revenues	23,444	6,968	11,321	41,733	—	41,733
Total operating expenses	14,145	3,696	—	17,841	17,642	35,483

Operating income / (loss)	9,299	3,272	11,321	23,892	(17,642)	6,250
Income from equity method affiliates	—	—	14	14	—	14
Other non operating income / (expense)	—	135	—	135	(1,107)	(972)

Income / (loss) before income taxes	9,299	3,407	11,335	24,041	(18,749)	5,292
Income tax expense / (benefit)	—	—	—	—	731	731

Net income / (loss)	9,299	3,407	11,335	24,041	(19,480)	4,561
Less: Net loss attributable to the noncontrolling interest	—	—	—	—	1,646	1,646

Net income / (loss) attributable to Cohen & Company Inc.	$9,299	$3,407	$11,335	$24,041	$(21,126)	$2,915

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$194	$—	$194	$449	$643

Balance sheet data:
Total assets(2)	$195,281	$18,024	$57,074	$270,379	$40,249	$310,628

Investment in equity method affiliates (included in total assets)	$—	$—	$4,370	$4,370	$—	$4,370

As of and for the three months ended March 31, 2009	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading	$11,317	$—	$—	$11,317	$—	$11,317
Asset management	—	9,299	—	9,299	—	9,299
New issue and advisory	227	—	—	227	—	227
Principal transactions and other income	(3)	—	(3,921)	(3,924)	—	(3,924)

Total revenues	11,541	9,299	(3,921)	16,919	—	16,919
Total operating expenses	10,028	6,456	—	16,484	6,772	23,256

Operating income / (loss)	1,513	2,843	(3,921)	435	(6,772)	(6,337)
Loss from equity method affiliates	—	—	(4,083)	(4,083)	—	(4,083)
Other non operating income / (expense)	—	4,258	—	4,258	(1,198)	3,060

Income / (loss) before income taxes	1,513	7,101	(8,004)	610	(7,970)	(7,360)
Income tax expense	—	—	—	—	68	68

Net income / (loss)	1,513	7,101	(8,004)	610	(8,038)	(7,428)
Less: Net loss attributable to the noncontrolling interest	—	—	(11)	(11)	—	(11)

Net income / (loss) attributable to Cohen & Company Inc.	$1,513	$7,101	$(7,993)	$621	$(8,038)	$(7,417)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$196	$—	$196	$458	$654

Balance sheet data:
Total assets(2) (3)	$11,120	$18,383	$46,565	$76,068	$49,593	$125,661

Investment in equity method affiliates (included in total assets)	$—	$—	$522	$522	$—	$522

(1)	Unallocated includes certain expenses incurred by overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) equity-based compensation paid to a small group of key executives; (2) interest expense on debt; (3) change in fair value of interest rate swap; and (4) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of March 31, 2010 and 2009 are allocated to the following segments:

As of March 31, 2010:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$412	$9,139	$—	$9,551	—	$9,551
Intangible assets (included in other assets)	$40	356	—	396	—	$396

As of March 31, 2009:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$—	$8,728	$—	$8,728	—	$8,728
Intangible assets (included in other assets)	$40	$1,067	$—	$1,107	—	$1,107

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
Total Revenues:
United States	$37,695	$16,214
United Kingdom & Other	4,038	705

	$41,733	$16,919

Long-lived assets attributable to an individual country, other than the United States, are not material.

16. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $1,135 and $675 for the three months ended March 31, 2010 and 2009, respectively.

Prior to the Merger, the Company was a pass-through entity for U.S. federal income taxes. However, it did pay entity-level taxes in certain local jurisdictions. The Company paid income taxes of $1,555 and $0 for three months ended March 31, 2010 and 2009, respectively, and received income tax refunds of $873 and $0 for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010 and 2009, the Company had no material non-cash transactions.

17. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2010 and 2009. The transactions are listed by related party and the amounts are disclosed in tables at the end of this section.

A. RAIT

RAIT Financial Trust (“RAIT”) is a publicly traded REIT. It has been identified as a related party because (1) the chairman and chief executive officer of the Company was a trustee of RAIT until his resignation from that position on February 26, 2010 (and was formerly the chief executive officer of RAIT from December 2006 to February 2009); and (2) the chairman of RAIT is the mother of the chairman and chief executive officer of the Company.

1. Shared Services Agreement

The Company has a shared services agreement with RAIT whereby RAIT reimburses the Company for costs incurred by the Company for administrative and occupancy costs related to RAIT. The Company received payments under this agreement which are disclosed as shared services in the tables at the end of this section. The payments are recorded as a reduction in the related expense.

2. Rent

During 2009, the Company began reimbursing RAIT for certain costs incurred by RAIT for office space that is occupied by the Company’s chairman and chief executive officer in one location. Previously, this cost had been borne by RAIT as the Company’s chairman was the chief executive officer of RAIT. However, upon his resignation as RAIT’s chief executive officer in February 2009, this cost began to be reimbursed by the Company. The payments were for all periods after February 2009. The payments by the Company are disclosed as shared services in the tables at the end this section. The payments are recorded as an increase to the related expense.

In 2006, the Company entered into a lease, as tenant, in one location for which RAIT shares space. RAIT pays for its share of the space under a sub-lease arrangement with the Company. The Company received payments under this agreement which are disclosed as shared services payments in the tables at the end of this section. The payments are recorded as a reduction in rent expense.

3. RAIT Shares

During the first quarter of 2010, the Company sold all of the shares it held in RAIT. The Company recognized a net gain of $387 during the quarter which is included as a component of principal transactions and other income in the Company’s consolidated statements of operations. Although the Company recognized a net gain during the quarter, it incurred a life to date loss of $8,563. The following summarizes key information regarding the Company’s investment in RAIT as of December 31, 2009:

SUMMARY OF KEY ITEMS RELATED TO RAIT SHARES

(Dollars in Thousands, except share data)

December 31, 2009
Shares held at end of year	510,434
Carrying value at end of year	$669
Unrealized loss at end of year	$(8,950)

These shares were included in other investments, at fair value on the consolidated balance sheets as of December 31, 2009. The change in fair value was recognized in earnings under the fair value option accounting provisions of FASB ASC 825. See notes 5 and 6. The Company’s shares represented approximately 1% of the outstanding shares of RAIT as of December 31, 2009.

4. Securities sold to and purchased from RAIT

In January 2010, the Company’s U.S. broker dealer subsidiary executed a transaction whereby it purchased $6,500 principal amount of a commercial mortgage backed security from an unrelated third party for $4,049 and sold the security to RAIT for $4,179. The Company recognized $130 of net trading revenue related to this transaction in the consolidated statements of operations.

B. Transactions between Alesco Financial Inc., or AFN, and Cohen Brothers

AFN was a publicly traded REIT prior to the consummation of the Merger of one of its subsidiaries with and into Cohen Brothers on December 16, 2009. Following the Merger, AFN changed its name to Cohen & Company Inc. Prior to the Merger, AFN and Cohen Brothers had been identified as related parties because: (i) Cohen Brothers’ chairman and chief executive officer was also the chairman of AFN prior to the Merger and (ii) Cohen Brothers’ former chief operating officer, who served in this capacity until December 16, 2009, was chief executive officer and a director of AFN prior to the consummation of the Merger. The following discussion relates to transactions that occurred during the pre-Merger period and therefore are deemed related party transactions.

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

The Company’s shares were included in other investments, at fair value on the consolidated balance sheets during the pre-Merger period. The change in fair value was recognized in earnings under the fair value option accounting provisions of FASB ASC 825 for the three months ended March 31, 2009. See note 6.

2. Management Contract

AFN had no employees. A subsidiary of Cohen Brothers externally managed AFN for an annual management and incentive fee through December 16, 2009. Cohen Brothers designated some of its employees to work exclusively as the management of AFN, while other employees’ responsibilities included both AFN and other matters. The base management and incentive fee otherwise payable to Cohen Brothers was reduced by AFN’s proportionate share of the amount of any asset management fees that were paid to Cohen Brothers in connection with any CDOs AFN invested in, based on the percentage of the most junior interests in securitizations held by AFN in such CDOs. These management fees are disclosed as a component of management fee revenue in the tables at the end of this section for the relevant pre-Merger periods. Upon the consummation of the Merger on December 16, 2009, the revenue and expense related to the management contract are eliminated for GAAP purposes.

3. Alesco XVII CDO side letter

On March 6, 2008, Cohen Brothers entered into a side letter agreement with AFN with respect to the Alesco XVII CDO whereby Cohen Brothers had agreed to remit to AFN, who was the owner of 75% of the first tier preferred shares of the Alesco XVII CDO, 75% of the collateral management fees Cohen Brothers would receive on the CDO. Cohen Brothers recognized the receipt of collateral management fees in asset management fees in the consolidated statements of operations. Prior to the Merger, Cohen Brothers accounted for this fee to AFN as a reduction to the asset management fees (a concession) since this fee was deemed a direct reduction of Cohen Brothers’ ongoing asset management fees that otherwise would have been earned for the duration of the CDO. The reduction in asset management fees for the three months ended March 31, 2009 (which is part of the pre-Merger period from January 1, 2009 through December 16, 2009) was $52. Upon the consummation of the Merger on December 16, 2009, the revenue and expense related to this side letter were eliminated for GAAP purposes, and, therefore there was no reduction in asset management fees for the three months March 31, 2010 related to the Alesco XVII CDO side letter.

4. Shared Services

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

C. Cohen Bros. Financial, LLC (“CBF”)

CBF has been identified as a related party because (i) CBF holds a noncontrolling interest of the Company; and (ii) CBF is wholly owned by the chairman and Chief Executive Officer of the Company.

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

TBBK maintained deposits for the Company in the amount of $160 and $70 as of March 31, 2010 and December 31, 2009, respectively.

E. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Brigadier, formed by the Company in May 2006, is a series of investment funds that primarily earns investment returns by investing in various fixed income and credit market related investments and securities through its master fund. The Company is the general partner and made an initial investment in the onshore feeder fund. As of March 31, 2010 and December 31, 2009, the Company owned 85% of the onshore feeder fund through its general and limited partnership interests. Brigadier has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Brigadier onshore feeder fund would be treated as an equity method affiliate of the Company.

The Company has the following transactions with Brigadier:

A.	The Company earns management and incentive fees on its management contract. These fees are recorded as a component of asset management revenue in the consolidated statements of operations.

B.	Under the fair value option of FASB ASC 825, the Company recognizes unrealized and realized gains and losses on its investment in the Brigadier onshore feeder fund. The unrealized gains and losses and realized gains and losses, if any are recorded as a component of principal transactions in the consolidated statements of operations.

2. Star Asia invests primarily in Asia commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of March 31, 2010 and December 31, 2009, the Company directly owned approximately 17% and 11%, respectively, of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate and the chairman and chief executive officer of the Company is a member of Star Asia’s board of directors.

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

3. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. As of March 31, 2010 and December 31, 2009, the Company directly owned approximately 3% and 2%, respectively, of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the chairman and chief executive officer of the Company is a member of EuroDekania’s board of directors.

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

4. Dekania Corp (“DEKU”) was a business combination company which the Company sponsored at its creation in 2007 for the purpose of acquiring one or more unidentified businesses. DEKU completed its public offering in February 2007 and was listed on the NYSE Amex under the symbol “DEK.” DEKU had been identified as a related party because (i) DEKU was an equity method affiliate of the Company and (ii) the chairman and chief executive officer of the Company was a member of DEKU’s board of directors. In February 2009, DEKU liquidated. See note 3-F to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.

The Company had the following transactions with DEKU:

A.	The Company recognized its share of the income or loss of DEKU. This was recorded as income or loss from equity method affiliates in the consolidated statements of operations.

B.	The Company had a shared services agreement with DEKU whereby the Company provided DEKU with use of its office space, utilities, administrative, technology, and secretarial services for approximately $8 per month.

C.	From time to time, the Company advanced DEKU funds for normal operating purposes; this was treated as a due from related party in the consolidated balance sheets.

D.	In November 2008, the Company entered into an agreement whereby it loaned DEKU funds to cover DEKU’s costs and to provide DEKU with working capital to enable it to fund expenses, including the expenses associated with the pursuit of a business combination and expenses with respect to its dissolution and liquidation. The loan bore no interest. The Company treated the advances as due from related party in the consolidated balance sheets.

E.	The Company had provided a letter of credit for the benefit of DEKU and paid $2,599 to the Dekania trust in conjunction with the DEKU liquidation. This was initially treated as an additional investment in DEKU, and subsequently written off (see F. immediately below).

F.	The Company wrote off its equity method investment in DEKU for a total charge of $4,482 to the consolidated statement of operations in February 2009.

5. Star Asia Manager serves as external manager of Star Asia and Star Asia SPV (see E-10. listed below) and the Company owns 50% of Star Asia Manager. Star Asia Manager has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations. From time to time, the Company may advance Star Asia Manager funds for normal operating purposes; such advances are a component of due from related party in the consolidated balance sheets.

6. MFCA primarily invests in securities that are exempt from U.S. federal income taxes. As of March 31, 2010 and December 31, 2009, the Company owned approximately 3% of MFCA’s outstanding shares. MFCA has been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would be treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company is the former chairman of MFCA’s board and still serves as a member of the board; and (iii) the president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party.

The Company has the following transactions with MFCA:

A.	The Company earned management and incentive fees on the MFCA management contract prior to its assignment to an unrelated third party in March 2009, which were recorded as a component of asset management revenue in the consolidated statements of operations.

B.	The Company recognizes dividend income on its investment in MFCA, as a component of principal transactions and other income in the consolidated statements of operations.

D.	Under the fair value option of FASB ASC 825, the Company recognizes unrealized and realized gains and losses on its investment in MFCA. The unrealized gains and losses and realized gains and losses are recorded as a component of principal transactions in the consolidated statements of operations.

E.	From time to time, the Company advanced MFCA funds for normal operating purposes; these amounts were treated as due from related party in the consolidated balance sheets.

F.	MFCA reimburses the Company for certain general administrative expenses (e.g. pro rata of the Company’s rent, telephone, utilities, and other office, internal and overhead expenses) related to MFCA. The Company records this amount as a reduction in the related expense. These expenses are disclosed as shared services (paid) received in the tables at the end of this section.

7. Cohen Financial Group, Inc. (“CFG”) had been identified as a related party because it was a member of the Company prior to the Merger. CFG began the dissolution process prior to completion of the Merger. From time to time, the Company advanced CFG funds for normal operating purposes; these amounts were treated as due from related party in the consolidated balance sheets. As of March 31, 2010 and December 31, 2009, the Company had outstanding receivables due from CFG of $215 and $76, respectively, which the Company expects to recover.

8. The Deep Value GP serves as the general partner for the feeder funds of Strategos Deep Value Mortgage Funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of a second master fund). The Deep Value GP II serves as the general partner for the offshore feeder fund (in the case of a third master fund). The Deep Value GP and the Deep Value GP II are collectively referred to as the “Deep Value GPs.” The Deep Value GP and the Deep Value GP II have been identified as related parties because (i) the Deep Value GPs are equity method affiliates of the Company; and (ii) certain employees of the Company own 50% and 60% of the Deep Value GP and the Deep Value GP II, respectively. The Company recognizes its share of the income or loss of the general partners since they are accounted for under the equity method. The income or loss is recorded as income or loss from equity method affiliates in the consolidated statements of operations. From time to time, the Company may advance the Deep Value GPs funds for normal operating purposes; these amounts are treated as due from related party in the consolidated balance sheets.

9. Deep Value is a series of closed-end distressed debt funds. Deep Value raises capital from investors, and earns investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of residential mortgage-backed securities and other real estate related securities, as well as other U.S. real estate related assets and related securities. As of March 31, 2010 and

December 31, 2009, the Company owned 30% of the Deep Value onshore feeder fund and 9% of the Deep Value offshore feeder fund. Deep Value (as a group) has been identified as a related party because (i) in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeders in which the Company has an investment would be treated as equity method affiliates of the Company and (ii) the Company has an equity method investment through its 50% ownership of the Deep Value GP which is the general partner of the feeder funds.

The Company has the following transactions with Deep Value:

A.	The Company earns management and incentive fees on its management contract, which are recorded as a component of asset management revenue in the consolidated statements of operations.

B.	Under the fair value option of FASB ASC 825, the Company recognizes unrealized and realized gains and losses on its investments in the feeder funds. The unrealized gains and losses and realized gains and losses are recorded as a component of principal transactions in the consolidated statement of operations.

C.	From time to time, the Company may advance funds to Deep Value for normal operating purposes; these amounts are treated as due from related party in the consolidated balance sheets.

D.	The tables listed below do not include any transactions with the Deep Value onshore feeder fund during the period the Company consolidated the onshore feeder fund as of December 31, 2008 and through the first quarter of 2009. See note 3-F to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.

10. Star Asia SPV is a newly formed Delaware limited liability company. The Company directly owned approximately 21% of Star Asia SPV’s outstanding shares as of March 31, 2010. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the three months ended March 31, 2010 and 2009, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2010

(Dollars in Thousands)

		Principal transactions and other income		Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Dividend income	Gain/(Loss)
Brigadier	$40	$—	$141	$—	$—
RAIT	—	—	387	—	(2)
AFN	—	—	—	—	—
CBF	68	—	—	—	—
Star Asia Finance	—	—	8,955	—	—
Star Asia Manager	—	—	—	176	—
Star Asia SPV	—	—	—	—
EuroDekania	167	—	1	—	—
MFCA	—	—	—	—	5
DEKU	—	—	—	—
Deep Value	737	—	1,282	9	—
Other	—	—	—	(171)

Total	$1,012	$—	$10,766	$14	$3

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2009

(Dollars in Thousands)

		Principal transactions and other income		Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Dividend income	Gain/(Loss)
Brigadier	$469	$—	$289	$—	$—
RAIT	—	—	(704)	—	12
AFN	—	—	20	—	68
CBF	70	—	—	—	—
Star Asia	—	—	(292)	—	—
Star Asia Manager	—	—	—	398	—
EuroDekania	167	—	(244)	—	—
MFCA	105	—	230	—	13
DEKU	—	—	—	(4,482)	15
Deep Value	422	—	(14)	1	—

Total	$1,233	$—	$(715)	$(4,083)	$108

The following related party transactions are non-routine and are not included in the tables above.

F. Purchase of Star Asia Shares

In March 2010, the Company purchased 2,281,313 common shares of Star Asia for $1,334 and 1,140,656 units of Star Asia SPV for $4,058 (a total of $5,392) directly from Star Asia as part of a rights offering. See notes 5, 6 and 8.

G. Subordinated Notes Payable

As of March 31, 2010 and December 31, 2009, the Company had $3,807 of subordinated notes payable to the Company’s employees. Of the $3,807 of outstanding subordinated notes payable to related parties, $2,598 and $1,147 are payable to Messrs. Cohen and Ricciardi, respectively. See note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

H. Directors and Employees

In addition to the employment agreements described under “Item 11 — Executive Compensation — Employment Agreements; Termination and Change of Control Arrangements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

I. Other

From time to time, the Company’s U.S. broker dealer subsidiary provided certain brokerage services to its employees in the ordinary course of doing business. The Company recognized immaterial amounts of revenue from these activities in the three months ended March 31, 2010 and 2009.

18. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 17 and final settlement of those transactions in cash. All amounts are non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	March 31, 2010	December 31, 2009
RAIT	$90	$85
Brigadier	40	168
Deep Value	737	640
Deep Value GP	44	68
Deep Value GP II	20	20
Star Asia Manager	5	17

	March 31, 2010	December 31, 2009
Cohen Financial Group, Inc.	215	76
Cohen Brothers Financial, LLC	99	174
Employees	—	7

Total Due from Related Parties	$1,250	$1,255

Employees	$34	$—

Total Due to Related Parties	$34	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

All amounts in this disclosure are in thousands (except unit and per unit and share and per share data) unless otherwise noted.

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

•

Capital Markets. Our Capital Markets business segment consists of credit-related fixed income sales and trading, as well as new issue placements in corporate and securitized products. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: high grade corporate bonds, high yield corporate bonds, ABS, MBS, collateralized loan obligations (“CLOs”), TruPS, whole loans, and other structured financial instruments. We believe that we are one of the most active participants in the brokering of TruPS due to our knowledge of the transactions and the relationships we maintain with institutional investors in these securities. We recently added a team to originate and trade brokered deposits or CDs for small banks.

•

Asset Management. We serve the needs of client investors by managing assets within investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations (collectively, “investment vehicles”). A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds or TruPS. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders will have recourse only to the assets securing the loans. Our Asset Management business segment includes our fee-based asset management operations which include on-going base, subordinate and incentive management fees. As of March 31, 2010, we had approximately $15.5 billion in assets under management (“AUM”).

•	Principal Investing. Our Principal Investing business segment is comprised primarily of our seed capital investments in investment vehicles we manage.

We generate our revenue by business segment primarily through:

Capital Markets:

•	our trading activities which include riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading; and

•

new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue securitization revenue associated with arranging new securitizations;

Asset Management:

•

asset management fees for our on-going services as asset manager charged and earned by managing investment vehicles, which may include fees both senior and subordinated to the securities issued by the investment vehicle; and

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

Business Environment

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability. Severe market fluctuations or weak economic conditions could ultimately reduce our trading volume and revenues and adversely affect our profitability.

A portion of our revenues are generated from net trading activity. We engage in proprietary trading for our own account as well as execute “riskless” trades with a customer order in hand resulting in limited market risk to us. The inventory of securities held for our own account as well as held to facilitate customer trades and our market making activities are sensitive to market movements.

A portion of our revenues are generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the investment vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.

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

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of March 31,		As of December 31,
	2010	2009	2009	2008	2007
Company sponsored collateralized debt obligations	$14,826,728	$18,344,384	$15,569,780	$23,486,862	$37,881,563
Other managed assets (1)	—	—	—	177,447	5,293,739
Permanent capital vehicles	164,777	265,703	161,984	324,764	556,559
Investment funds	258,907	239,976	243,894	301,675	191,488
Managed accounts (2)	256,456	—	230,285	—	—

Assets under management (end of period) (3)	$15,506,868	$18,850,063	$16,205,943	$24,290,748	$43,923,349

Average assets under management — company sponsored collateralized debt obligations	$15,078,518	$20,526,057	$17,524,608	$30,005,018	$32,646,629

(1)	Includes assets in the accumulation phase as well as other assets managed for third parties or affiliates.
(2)	Represents client funds managed under separate account arrangements.
(3)	AUM for company sponsored collateralized debt obligations, other managed assets, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the period indicated.

Detail of Company Sponsored Collateralized Debt Obligations

ASSETS UNDER MANAGEMENT

COMPANY SPONSORED COLLATERALIZED DEBT OBLIGATIONS

(dollars in thousands)

	As of March 31,		As of December 31,
	2010	2009	2009	2008	2007
Trust preferred securities and insurance company debt — U.S.	$7,503,765	8,961,079	$7,725,178	$9,220,191	$10,078,579
High grade and mezzanine ABS	5,032,969	7,050,908	5,393,621	10,193,650	24,334,682
Middle market loans — U.S.	—	—	—	1,169,835	1,158,564
Trust preferred securities and insurance company debt — Europe	1,461,334	1,517,865	1,569,747	1,625,176	1,295,278
Broadly syndicated loans — Europe	828,660	814,532	881,234	886,706	617,649
Obligations of tax exempt entities	—	—	—	391,304	396,811

Total company sponsored	$14,826,728	$18,344,384	$15,569,780	$23,486,862	$37,881,563

NUMBER OF COMPANY SPONSORED

COLLATERALIZED DEBT OBLIGATIONS MANAGED

	As of March 31,		As of December 31,
	2010	2009	2009	2008	2007
Beginning balance, managed	38	44	44	46	30
New collateralized debt obligations	—	—	—	1	16
Liquidated collateralized debt obligations	—	(1)	(1)	(3)	—
Transferred/Sold collateralized debt obligations	—	(4)	(5)	—	—

Ending balance, managed	38	39	38	44	46

Detail of Permanent Capital Vehicles

ASSETS UNDER MANAGEMENT

PERMANENT CAPITAL VEHICLES

(dollars in thousands)

	As of March 31,		As of December 31,
	2010	2009	2009	2008	2007
AFN	$—	$99,695	$—	$104,862	$27,672
EuroDekania	—	—	—	—	177,644
MFCA	—	—	—	29,237	132,648
Star Asia Finance	164,777	166,008	161,984	190,665	218,595

Total permanent capital vehicles	$164,777	$265,703	$161,984	$324,764	$556,559

The AUM for permanent capital vehicles represents the net asset value for each entity less any investments the entity has made in our sponsored collateralized debt obligations, if any. The investments each entity has made in our sponsored collateralized debt obligations are included as a component of the AUM of company sponsored collateralized debt obligations. As of December 16, 2009, a subsidiary of AFN merged with and into Cohen Brothers. See note 1 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. As of March 31, 2010, EuroDekania was still managed by us but had all of its NAV invested in sponsored collateralized debt obligations. MFCA ceased being managed by us as of March 18, 2009 due to the assignment of the management contract to an unrelated third party. Because the management fees we earn from the permanent capital vehicles are generally subject to an offset for the management fees we earn from the collateralized debt obligations in which they invest, fluctuations in the NAV of the permanent capital vehicle generally do not directly impact the management fee revenue we earn.

Detail of Investment Funds

ASSETS UNDER MANAGEMENT

INVESTMENT FUNDS

(dollars in thousands)

	As of March 31,		As of December 31,
	2010	2009	2009	2008	2007
Brigadier	$12,818	$103,586	$18,552	$190,035	$191,488
Deep Value	246,089	136,390	225,342	111,640	—

Total investment funds	$258,907	$239,976	$243,894	$301,675	$191,488

The AUM for investment funds represents the net asset value for each entity less any investments the entity has made in our sponsored collateralized debt obligations, if any. The investment each entity has made in our sponsored collateralized debt obligations are included as a component of the AUM of company sponsored collateralized debt obligations. Historically, our investment funds have not made significant investments in company sponsored collateralized debt obligations. As of March 31, 2010, neither fund has any investment in company sponsored collateralized debt obligations.

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2010 and 2009.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31,		Favorable/(Unfavorable)
	2010	2009	$ Change	% Change
Revenues
Net trading	$22,768	$11,317	$11,451	101%
Asset management	6,770	9,299	(2,529)	(27)%
New issue and advisory	668	227	441	194%
Principal transactions and other income (loss)	11,527	(3,924)	15,451	394%

Total revenues	41,733	16,919	24,814	147%

Operating expenses
Compensation and benefits	27,131	17,439	(9,692)	(56)%
Business development, occupancy, equipment	1,383	1,547	164	11%
Professional services and other operating	6,326	3,616	(2,710)	(75)%
Depreciation and amortization	643	654	11	2%

Total operating expenses	35,483	23,256	(12,227)	(53)%

Operating income / (loss)	6,250	(6,337)	12,587	199%

Non operating income / (expense)
Interest expense	(1,993)	(1,198)	(795)	(66)%
Gain on repurchase of debt	886	—	886	N/M
Gain on sale of management contracts	135	4,258	(4,123)	(97)%
Income/(loss) from equity method affiliates	14	(4,083)	4,097	100%

Income (loss) before income tax expense	5,292	(7,360)	12,652	172%
Income tax expense	731	68	(663)	(975)%

Net income (loss)	4,561	(7,428)	11,989	161%
Less: Net income (loss) attributable to the noncontrolling interest	1,646	(11)	(1,657)	N/M

Net income (loss) attributable to Cohen & Company Inc.	$2,915	$(7,417)	$10,332	139%

N/M = Not Meaningful

Revenues

Revenues increased by $24,814, or 147%, to $41,733 for the three months ended March 31, 2010 from $16,919 for the three months ended March 31, 2009. As discussed in more detail below, the change was comprised of increases of $11,451 in net trading revenue, $15,451 in principal transactions and other income (loss) and $441 in new issue and advisory revenue, partially offset by a decrease of $2,529 in asset management revenue.

Net Trading

Net trading revenue increased $11,451, or 101%, to $22,768 for the three months ended March 31, 2010 from $11,317 for the three months ended March 31, 2009.

The increase in net trading revenue for the three months ended March 31, 2010 is primarily the result of (i) the continued build-out of the Capital markets segment and our increase in overall capital markets headcount to 96 as of March 31, 2010 as compared to 44 as of March 31, 2009, which included a significant expansion of our European capital markets team; and (ii) improved results as we transition to a strategy of using risk capital, including the impact of the increased value in leveraged credit products on our trading investments, realized and unrealized.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. Due to volatility and uncertainty in the markets, the net trading revenue recognized during any three month period may not be indicative of future results. Furthermore, many of the assets included in the Investments—trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates using internal valuation models and other estimates. See note 6 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price for these assets.

Asset Management

Asset management fees decreased by $2,529, or 27%, to $6,770 for the three months ended March 31, 2010 from $9,299 for the three months ended March 31, 2009, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	March 31, 2010	March 31, 2009	Change
Collateralized debt obligations	$5,344	$8,066	$(2,722)
Investment funds	777	891	(114)
Permanent capital vehicles and other	649	342	307

Total	$6,770	$9,299	$(2,529)

Collateralized Debt Obligations

Asset management revenue from company-sponsored collateralized debt obligations decreased $2,722 to $5,344 for the three months ended March 31, 2010 from $8,066 for the three months ended March 31, 2009. The following table summarizes the periods presented by asset class:

COLLATERALIZED DEBT OBLIGATION ASSET MANAGEMENT FEES EARNED BY ASSET CLASS

(dollars in thousands)

	March 31, 2010	March 31, 2009	Change
Trust preferred securities and insurance company debt—U.S.	$3,255	$3,442	$(187)
High grade and mezzanine ABS	826	1,690	(864)
Middle market loans—U.S.	—	986	(986)
Trust preferred securities and insurance company debt—Europe	812	1,354	(542)
Broadly syndicated loans—Europe	451	218	233
Obligations of tax exempt entities	—	376	(376)

Total	$5,344	$8,066	$(2,722)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined due to greater levels of deferrals and defaults of the underlying assets.

Substantially all our TruPS trusts have stopped paying subordinated management fees. However, we will begin accruing the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. If payments resume in the future, but we are unsure of continued payment, we will recognize the subordinated asset management fee as payments are received and will not accrue the fee on a monthly basis.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets and liquidations of certain collateralized debt obligations.

Asset management fees for middle market loans of United States companies decreased to $0 because we sold three CLO management contracts comprising substantially all of our Emporia business line to an unrelated third party in February 2009.

Asset management fees for TruPS and insurance company debt of European companies decreased primarily because we stopped accruing for subordinated fees for certain collateralized debt obligations due to the non-payment of such fees during 2009.

Asset management fees for Broadly Syndicated Loans – Europe increased because we began accruing for subordinated asset management fees again when payments resumed in December 2009. We stopped accruing for subordinated fees in this asset class due to the non-payment of such fees during the first quarter of 2009.

Asset management fees for obligations of tax exempt entities decreased during the three months ended March 31, 2010 as compared to the same period in 2009 because in March 2009, we entered into a sub-advisory agreement with an unrelated third party, related to the Structured Tax-Exempt Pass-Through (“STEP”) management contract. From March 18, 2009 through April 21, 2009, we continued to receive collateral management fees from this securitization and served as its manager. Effective April 22, 2009, the STEP management contract was formally assigned to the unrelated third party who then became the collateral manager. Per our agreement, the new collateral manager pays us a fee equal to 55% of any management fees the unrelated third party receives from this securitization. As of April 22, 2009 and thereafter, we recognize this sub advisory fee as other income which is a component of principal transactions and other income in the consolidated statements of operations.

Investment Funds

Our asset management revenue from investment funds is comprised of fees from the management of Brigadier and Deep Value.

	March 31, 2010	March 31, 2009	Change
Brigadier	$40	$469	$(429)
Deep Value	737	422	315

Total	$777	$891	$(114)

The increase in Deep Value revenue was primarily because there was an increase in NAV during the first quarter of 2010 as compared to the first quarter of 2009. In addition, during the first quarter of 2009, we consolidated the onshore fund of Deep Value and the related management fees that were earned were eliminated in consolidation and were effectively recognized as a component of noncontrolling interest in the consolidated statements of operations. We de-consolidated the onshore fund subsequent to the first quarter of 2009.

The decrease in Brigadier revenue was due to a decrease in base management fee revenue of $429. Brigadier has experienced extensive redemptions during 2009. The Company is currently in the process of liquidating the Brigadier fund and expects to complete the liquidation by the end of 2010.

Permanent Capital Vehicles and Other

Our asset management revenue from permanent capital vehicles and other are primarily comprised of fees from EuroDekania and MFCA prior to MFCA’s transfer to an unrelated third party in March 2009, as well as other fees. The net increase of $307 was primarily comprised of an increase of other fees of $412, partially offset by a decrease of $105 from MFCA.

In conjunction with the assignment of the MFCA management contract, we will receive a participation fee beginning on March 18, 2012 and for the ten-year period thereafter equal to 10% of the revenue earned in excess of $1,000 annually by the unrelated third party for managing MFCA.

For the three months ended March 31, 2010, other fees was primarily comprised of fees we earned from managing certain managed accounts established during the second half of 2009.

New Issue and Advisory Revenue

New issue and advisory revenue increased by 194% for the three months ended March 31, 2010 as compared to the same period in 2009. The increase is primarily attributable to placement services we provided to third parties during the first quarter 2010. During the first quarter of 2010, we received $250 as part of an advisory engagement and $400 related to a securitization. First quarter 2009 fees related to a new issuance of securities.

Principal Transactions and Other Income (Loss)

Principal transactions and other income increased by $15,451, or 394%, to income of $11,527 for the three months ended March 31, 2010 as compared to a loss of $3,924 for the three months ended March 31, 2009.

Principal Transactions & Other Income

(dollars in thousands)

	March 31, 2010	March 31, 2009	Change
Change in fair value of other investments, at fair value	$11,170	$(3,692)	$14,862
Foreign currency	(53)	(568)	515
Dividend, interest, and other income	410	336	74

Total	$11,527	$(3,924)	$15,451

The increase in the change in fair value of other investments of $14,862 is comprised of the following:

	March 31, 2010	March 31, 2009	Change
AFN	$—	$20	$(20)
EuroDekania	1	(244)	245
Star Asia	8,955	(292)	9,247
RAIT	387	(704)	1,091
Brigadier	141	289	(148)
MFCA	—	230	(230)
Deep Value	1,282	(14)	1,296
Other	404	(2,977)	3,381

Total	$11,170	$(3,692)	$14,862

Effective with the merger on December 16, 2009, our investment in AFN was reclassified as treasury stock and is not adjusted going forward. RAIT (NYSE: RAS) is a publicly traded company so changes in the value of our investment match changes in the public share price. In addition, we sold our investment in RAIT during the first quarter of 2010. Our investments in EuroDekania, Star Asia Finance, Brigadier, MFCA, and Deep Value generally increase and decrease in value based on the NAV of the underlying funds. In March 2010, Star Asia undertook a rights offering at a substantial discount to underlying NAV. Each investor in Star Asia was issued rights to participate up to their pro rata ownership percentage. We, along with two other third party investors of Star Asia, agreed to acquire our pro rata share and any unsubscribed shares (we each agreed to acquire one third of any unsubscribed shares). As a result, we invested $1,334 to acquire 2,281,313 shares of Star Asia. 1,166,000 shares represented our pro rata ownership percentage and 1,115,313 represented our share of the unsubscribed amounts. Although Star Asia Finance’s NAV did not change materially as a result of the rights offering, our ownership percentage increased and this resulted in an overall increase in the value of our investment in Star Asia Finance as other investors who did not participate in the rights offering were diluted. The gain relating to the investment in Star Asia Finance during the quarter was approximately $9,500 as a result of the rights offering offset by approximately $500 relating to the change in Star Asia’s fair value during the quarter. The change in other investments was comprised of an increase of $475 related to certain investments acquired as part of the Merger, $301 related to realized and unrealized gain on a yen based forward contract put in place to partially hedge fluctuations in the investment value of Star Asia, and the remaining $2,605 change primarily related to improved results from investments held in both periods.

We receive payments under certain asset management contracts in Euros or Great Britain pounds sterling; however, our functional currency is the United States dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, Great Britain pounds sterling and United States dollars in the related periods.

Operating Expenses

Operating expenses increased $12,227, or 53%, to $35,483 for the three months ended March 31, 2010 from $23,256 for the three months ended March 31, 2009. The change was due to increases of $9,692 in compensation and benefits and $2,710 in professional services and other operating, which was partially offset by decreases of $164 in business development, occupancy, equipment, and $11 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased $9,692, or 56%, to $27,131 for the three months ended March 31, 2010 from $17,439 for the three months ended March 31, 2009.

COMPENSATION AND BENEFITS

(dollars in thousands)

	March 31, 2010	March 31, 2009	Change
Cash compensation and benefits	$26,331	$16,405	$9,926
Equity-based compensation	800	1,034	(234)

	$27,131	$17,439	$9,692

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The increase in cash compensation and benefits is primarily a result of the increase in incentive compensation which is tied to revenue and profitability. In addition, our total headcount increased from 119 at March 31, 2009 to 153 at March 31, 2010.

Compensation and benefits includes equity-based compensation which decreased $234, or 23%, to $800 for the three months ended March 31, 2010 from $1,034 for the three months ended March 31, 2009.

For the three months ended March 31, 2009, compensation and benefits includes equity-based compensation of $469 related to the amortization of restricted units consisting of Cohen Brothers long term incentive profit (“LTIP”) units awarded to our executives and $565 related to the amortization of Cohen Brothers options awarded to our employees. Upon the closing of the Merger, the vesting of the LTIP units was accelerated in December 2009 and such LTIPs were automatically converted to Cohen Brothers membership units and then converted into our Common Stock and the options awarded to our employees, to the extent not exercised prior to the Merger, were automatically cancelled. For the three months ended March 31, 2010, compensation and benefits includes equity-based compensation of $551 related to the amortization of restricted units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, and $249 related to restricted shares of our Common Stock.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment decreased $164, or 11%, to $1,383 for the three months ended March 31, 2010 from $1,547 for the three months ended March 31, 2009. Business development expenses, such as promotion, advertising, travel and entertainment constituted $249 of the decrease from the three month period ended March 31, 2009, primarily due to a concerted effort to reduce business development expenditures. The decrease was partially offset by an increase in rent expense of $29.

Professional Services and Other Operating Expenses

Professional services and other operating expenses increased $2,710, or 75%, to $6,326 for the three months ended March 31, 2010 from $3,616 for the three months ended March 31, 2009. The increase included an increase of $1,184 in legal and professional fees; $342 of recruiting expense, an increase of $364 in insurance premiums, an increase of $330 in subscription costs, an increase of $220 in consulting fees, and an increase of $270 in other costs.

Depreciation and Amortization

Depreciation and amortization decreased $11, or 2%, to $643 for the three months ended March 31, 2010 from $654 for the three months ended March 31, 2009. The entire decline was due to a decrease in depreciation and amortization expense on furniture, equipment and leasehold improvements due to certain equipment becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased $795 or 66%, to $1,993 for the three months ended March 31, 2010 from $1,198 for the three months ended March 31, 2009. This increase of $795 was primarily comprised of (a) a decrease of $615 of interest incurred on our bank debt; (b) an increase of $530 of interest incurred on convertible senior notes assumed from AFN; (c) an increase of $865 of interest incurred on junior subordinated notes assumed from AFN; and (d) an increase of $8 of interest incurred on subordinated notes payable. The three month period ended March 31, 2009 also includes non-operating income of $7 related to an interest rate swap we terminated on June 1, 2009 when we entered into an amended and restated credit facility. The decrease of $615 on bank debt was primarily due to the fact that we reduced the amount outstanding under the line of credit to $0 in February 2010.

Gain on Repurchase of Debt

In March 2010, we repurchased $5,144 notional amount of contingent convertible senior notes from an unrelated third party for $4,115. The notes had a carrying value of $5,001 resulting in a gain from repurchase of debt of $886 which is included as a separate component of non-operating income/(expense) in our consolidated statements of operations. See note 10 to our consolidated financial statements included in Item 1in this Quarterly Report on Form 10-Q. We did not repurchase any convertible senior notes in the three month period ended March 31, 2009.

Gain on Sale of Management Contracts

The gain on sale of management contracts decreased $4,123, or 97%, to $135 for the three months ended March 31, 2010 from $4,258 for three months ended March 31, 2009. On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loans-U.S. (Emporia) business line to an unrelated third party. We received net proceeds from this sale, after payment of certain expenses, of $7,258. In addition, we are entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We had agreed to pay $3,000 of the net proceeds to AFN in order to compensate AFN for amounts that it would have otherwise received under a leverage loan warehouse facility in which AFN had an interest. This payment was only required if the Merger was not completed. We recorded a net gain on sale of management contracts of $4,258 for the three months ended March 31, 2009, representing the net cash received of $7,258 less the $3,000 contingent payment due to AFN. We recognized the contingent payment as a liability as of March 31, 2009. This contingent payment was not made and the additional $3,000 gain was subsequently recognized in December 2009. We record the contingent payments to be received from the unrelated third party of the subordinated fee (of up to $1,500) as additional gain as such payments are actually received. We recorded $135 of these contingent payments during the first quarter of 2010. The maximum amount of contingent payments that we could receive in the future is $836.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates increased $4,097 to income of $14 for the three months ended March 31, 2010 from a loss of $4,083 for the three months ended March 31, 2009. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of March 31, 2009, we had two equity method investees: (1) Star Asia Manager and (2) Deep Value GP. During the first quarter of 2009, we wrote off our equity method investment in DEKU for a total charge of $4,482, since DEKU was liquidated in February 2009. As of March 31, 2010, we had five equity method investees: (1) Star Asia Manager, (2) Deep Value GP, (3) Deep Value GP II; (4) Star Asia SPV; and (5) other. See notes 8 and 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense

Income tax expense increased by $663 to income tax expense of $731 for the three months ended March 31, 2010 from income tax expense of $68 for the three months ended March 31, 2009, primarily as a result of an increase in our overall taxable income as well as the fact that the Company is treated as a C corporation in 2010. See note 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Net Income / (Loss) Attributable to the Noncontrolling Interest

Net income / (loss) attributable to the noncontrolling interest for the first quarter of 2009 was comprised of (1) the 45% of the noncontrolling interest attributable to the onshore feeder fund of Deep Value which we consolidated as of December 31, 2008 and through to the first quarter of 2009 since we owned a majority of the limited partner interests since its first closing in April 2008 through the end of the first quarter of 2009. For the first quarter of 2010, the net income / (loss) attributable to noncontrolling interest was comprised of the 33.8% noncontrolling interest related to member interests in our majority owned subsidiary, Cohen Brothers, other than the interests held by us for the three months ended March 31, 2010.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our United States and United Kingdom broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. Beginning in January 2010, we significantly expanded our government trading operations leading to higher securities owned as well as balances for securities purchased under agreements to resell. We began facilitating those operations through the use of securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”).

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our majority ownership interest in Cohen Brothers. Substantially all of Cohen Brothers’ net assets as well as net income are subject to restrictions on paying distributions to us. Our ability to pay dividends to our stockholders will be dependent on distributions we receive from Cohen Brothers and subject to the Cohen Brothers LLC Operating Agreement. The amount and timing of distributions by Cohen Brothers will be at the discretion of the Cohen Brothers board of managers. We presently intend to retain earnings to finance the development and growth of our business and do not anticipate payment of any cash dividends in the foreseeable future. However, our board of directors will have the power to decide whether to institute a policy regarding the payment of dividends, which may depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

Cash Flows

We have four primary uses for capital:

(1) To fund the expansion of the Capital Markets segment: During 2009, we expanded our Capital Markets segment by expanding our offices, hiring additional sales and trading professionals and launching new initiatives to expand on our existing capabilities. Following the Merger, we believe that we are better capitalized and able to utilize more leverage in our Capital Markets business and therefore expand our operations to other credit-related fixed income areas to deepen our product capabilities. We believe the prudent use of capital to facilitate client orders will increase trading volume and profitability.

(2) To fund investments: Our investments take several forms: investments in securities and “seed” or sponsor investments in permanent capital vehicles or investment funds. In the near term, we anticipate that the combination of cash on hand and cash flows from operations will be sufficient to fund our anticipated investments as well as to grow our existing investment funds. However, we may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities. If we are unable to raise sufficient capital on economically favorable terms, our earnings may be adversely impacted or we may need to forgo attractive investment opportunities which may impact our long term performance.

(3) To fund mergers or acquisitions: We may opportunistically use capital to acquire other asset managers or individual asset management contracts or investment firms. To the extent our liquidity sources are insufficient to fund our future activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that, if available, such financing will be on favorable terms. If we are unable to raise sufficient capital on economically favorable terms, we may need to forgo attractive merger or acquisition opportunities which may impact our long term performance.

(4) To fund potential tax distributions: Cohen Brothers is required to fund distributions to the Company in order to pay any entity level taxes owed by the Company (referred to as tax distributions). To the extent tax distributions are made to the Company, Cohen Brothers will make a pro rata distribution to the other members of Cohen Brothers (the noncontrolling interest).

As of March 31, 2010 and December 31, 2009, we maintained cash and cash equivalents of $29,180 and $69,692, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flow from operating activities	$(24,128)	$2,673
Cash flow from investing activities	(1,934)	14,992
Cash flow from financing activities	(14,216)	(21,039)
Effect of exchange rate on cash	(234)	(72)

Net cash flow	(40,512)	(3,446)
Cash and cash equivalents, beginning	69,692	31,972

Cash and cash equivalents, ending	$29,180	$28,526

See the statement of cash flows in our consolidated financial statements.

Three Months Ended March 31, 2010

As of March 31, 2010, our cash and cash equivalents were $29,180, representing a net decrease of $40,512 from December 31, 2009. The decrease was attributable to the cash used for operating activities of $24,128, the cash used for investing activities of $1,934, the cash used for financing activities of 14,216, and the effect of the decrease in the exchange rate on cash of $234.

The cash used for operating activities of $24,128 was comprised of (a) net inflows of $1,481 related to working capital fluctuations including primarily the decrease in accounts receivable, the increase in other assets, the increase in accrued compensation, the increase in accounts payable and other liabilities, and the decrease in deferred income taxes; (b) $10,767 of net cash outflows from overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreement to repurchase, and receivables and payable from brokers, dealers, and clearing agencies; and (c) a reduction in cash earnings of $14,842 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, gain on sale of management contracts, realized and unrealized gains and losses on other investments, unrealized gains and losses on investments-trading and trading securities sold, not yet purchased, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash used in investing activities of $1,934 was comprised of (a) cash proceeds from the return of principal of $2,317 primarily from our investments in certain interests in securitizations and residential loans and our investment in the Deep Value fund, cash received from the sale of other investments of $1,138, cash received from sale of management contracts of $135, as well as cash we received as a return of investment from Star Asia Manager of $350; partially offset by (b) the investment of $4,058 we made in our equity method affiliate, Star Asia SPV, related to the Star Asia’s rights offering in March 2010; (c) the purchase of additional shares of Star Asia in the amount of $1,334 related to the Star Asia’s rights offering; and (d) the purchase of additional furniture and leasehold improvements of $482 related to the New York office and the EuroDekania Management Limited. office in the United Kingdom.

The cash used in financing activities of $14,216 was comprised of (a) the repayment of $9,950 of outstanding borrowings on our bank debt; (b) the repurchase of $5,144 notional amount of contingent convertible senior notes for $4,115; and the repurchase of 23,203 shares of the Company’s Common Stock for $151 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity based awards. The total shares withheld were based on the value of the restricted stock award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Three Months Ended March 31, 2009

As of March 31, 2009, our cash and cash equivalents were $28,526 representing a net decrease of $3,446 from December 31, 2008. The decrease was attributable to the cash used for financing activities of $21,039 and the effect of the decrease in exchange on cash of $72, partially offset by the cash provided from investing activities of $14,992 and the cash provided from operating activities of $2,673.

The cash provided by operating activities of $2,673 was primarily comprised of (a) cash provided by earnings of $1,363 (which represents net income adjusted for the following non-cash items: gain on the sale of management contracts, equity-based compensation, realized and unrealized gains and losses on other investments, unrealized gains and losses on investments-trading, depreciation and amortization, and income or loss from equity method affiliates), (b) cash flows from a net reduction in investments-trading of $5,635, and (c) net outflows of $4,325 related to working capital fluctuations, including a decrease in accounts receivable, an increase in other assets, an increase in receivables from brokers, dealers and clearing agencies related to regular way trades, and incentive compensation payments made during the 2009 period.

The cash provided by investing activities for the three months ended March 31, 2009 primarily related to the following (a) the redemption of a portion of our investment in one of our investment funds, Brigadier, in the amount of $10,000, and (b) cash proceeds of $7,258 we received for the three CLO management contracts we sold to an unrelated third party during the quarter; partially offset by (c) the net investment of $2,249 we made in our equity method affiliates. We had provided a letter of credit for the benefit of DEKU and paid $2,599 in conjunction with the DEKU liquidation. This advance was partially offset by the cash we received as a return on our investment in Star Asia Manager of $350 during the first quarter of 2009. We used the proceeds from our redemption in the onshore feeder fund of Brigadier and the sale of the management contracts to supplement our cash flow from operations in order to provide us the necessary capital to pay down our debt.

The cash used in financing activities for the three months ended March 31, 2009 was primarily related to (a) the repayment of $18,700 of outstanding borrowings on our bank debt and (b) distributions paid to our members of $2,339.

Regulatory Capital Requirements

Two of our majority owned subsidiaries include licensed securities dealers in the United States and the United Kingdom. As broker dealers, our subsidiary, CCS, is subject to Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, and our international subsidiary, EuroDekania Management Limited, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2010, which amounted to $4,651, were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$654
United Kingdom	3,997

$4,651

We operate with more than the minimum regulatory capital requirement in our licensed securities dealers and at March 31, 2010, total net capital or equivalent as defined by local statutory regulations in our licensed securities dealers amounted to $6,990.

In addition, our licensed securities dealers are generally subject to capital withdrawal notification and restrictions.

Debt Financing

We have four sources of debt financing: (1) an amended and restated credit facility with TD Bank, N.A. (as amended, the “2009 Credit Facility”); (2) convertible senior notes; (3) junior subordinated notes (payable to two special purpose trusts: (a) Alesco Capital Trust I, and (b) Sunset Financial Statutory Trust I); and (4) unsecured subordinated financing.

As of March 31, 2010, $0 was drawn, $1,292 was committed for two letters of credit and there was $20,865 available for borrowing under the 2009 Credit Facility. In March 2010, the Company repurchased $5,144 notional amount of contingent convertible senior notes from an unrelated third party for $4,115 and recognized a gain from repurchase of debt of $886. As of March 31, 2010, we were in compliance with the covenants in our debt financing documents.

The following table summarizes long-term indebtedness and other financing as of March 31, 2010 and December 31, 2009, respectively:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of March 31, 2010
Description	Current Outstanding Par	Carrying Value	Interest Rate Terms	Weighted Average Interest @ 03/31/2010	Weighted Average Contractual Maturity
2009 Credit Facility	$—	$—	8.5%	8.5%	May 2011
Contingent convertible senior notes	$21,006	20,425	7.6%	7.6%	May 2027
Junior subordinated notes	$49,614	17,247	7.4%	7.4%	August 2036
Subordinated notes payable	$9,368	9,368	12.0%	12.0%	June 2013

Total		$47,040

	As of December 31, 2009
Description	Current Outstanding Par	Carrying Value	Interest Rate Terms	Weighted Average Interest @ 12/31/2009	Weighted Average Contractual Maturity
2009 Credit Facility	$9,950	$9,950	8.5%	8.5%	May 2011
Contingent convertible senior notes	$26,150	25,374	7.6%	7.6%	May 2027
Junior subordinated notes	$49,614	17,269	7.4%	7.4%	August 2036
Subordinated notes payable	$9,368	9,368	12.0%	12.0%	June 2013

Total		$61,961

Off Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, we were not a party to any warehouse facilities and we were not required to maintain first loss deposits under any such facilities.

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

GSME has twelve months to identify a business combination and obtain approval and an additional six months for the business combination to close. In connection with this transaction, we issued a letter of credit for the benefit of the trust in the amount of $1,242 that will be drawn upon under certain circumstances, such as the non-approval of a business combination or if no business combination is presented for a vote within the specified time frame. Our maximum exposure to GSME pursuant to the letter of credit is $1,242. Our obligation to fund amounts to GSME is accounted for as a guarantee pursuant to the guarantee provisions included in FASB ASC 460, Guarantees. As of March 31, 2010 and December 31, 2009, we recorded $98 as a liability included in accounts payable and other liabilities for its “obligation to stand ready to perform.” If it becomes probable and estimable that we will be required to fund the guarantee, an additional or incremental liability will be accrued for under the guidance of FASB ASC 450, Contingencies.

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by us. At the Merger Date, we recorded a liability of $1,084 million related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of March 31, 2010 and December 31, 2009. This amount does not represent the expected loss; rather it represents the Company’s estimate of the fair value of its guarantee (i.e. the amount it would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee; therefore, the carrying value will not be periodically adjusted going forward. The maximum potential loss to the Company on this arrangement is $8,750.

In March 2010, the Company purchased $5,000 delayed draw notes in a subprime auto loan securitization. As of March 31, 2010, $917 has been drawn and funded by the Company and is included as a component of investments-trading. The Company expects to fund the remaining $4,083 during the remainder of 2010.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2010 and the future periods in which such obligations are expected to be settled in cash. The junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. Our convertible senior notes are assumed to be repaid on May 15, 2012, which represents the earliest date that the holders of the senior notes may require us to repurchase the notes for cash. We repaid in full the outstanding balance of our bank debt during the first quarter of 2010, and there was no balance outstanding as of March 31, 2010. Therefore, our bank debt is not included in the table below. In addition, excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements:

CONTRACTUAL OBLIGATIONS

As of March 31, 2010

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$12,340	$3,123	$4,412	$2,100	$2,705
Maturity of convertible senior notes (1)	21,006	—	21,006	—	—
Interest on convertible senior notes (1)	4,137	1,735	2,402	—	—
Maturities on junior subordinated notes	49,614	—	—	—	49,614
Interest on junior subordinated notes (2)	60,892	3,669	6,584	4,321	46,318
Maturities of subordinated notes payable (3)	10,390	—	—	10,390	—
Interest on subordinated notes payable (4)	3,069	845	1,769	455	—

	$161,448	$9,372	$36,173	$17,266	$98,637

(1)	Assumes the convertible senior notes are repurchased May 15, 2012. Interest includes amounts payable during the period the convertible notes were outstanding at an annual rate of 7.625%.
(2)	The interest on the junior subordinated notes related to the Alesco Capital Trust is based on a fixed interest rate of 9.50% through to July 30, 2012, and an assumed variable rate of 4.292% based on a 90-day LIBOR rate as of March 31, 2010 plus 4.00% calculated from July 30, 2012 through to maturity. The interest on the junior subordinated notes related to the Sunset Capital Trust is variable. The interest rate of 4.442% (based on a 90-day LIBOR rate as of March 31, 2010 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(3)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $1,390. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%.
(4)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.

We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and other sources of credit. Due to the uncertainties that exist in the economy, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of the our condensed consolidated financial statements are summarized in note 3 to the Company’s consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

During the three months ended March 31, 2010, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

The following is a recent accounting pronouncement that, we believe, may have a continuing impact on our financial statements going forward.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of credit derivative that is exempt from embedded derivative bifurcation requirements. According to this guidance, the only form of embedded credit derivative that qualifies for the exemption is one that is related to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. ASU 2010-11 is effective for fiscal quarters beginning after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of ASU 2010-11 on July 1, 2010 will have on the Company’s financial position, results of operations, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Fixed Income Securities: We hold the following securities: U.S. government agency MBS, collateralized mortgage obligations, non-government MBS, SBA loans, residential loans, unconsolidated investments in the middle and senior tiers of securitization entities, and TruPS. This category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

SUMMARY OF INVESTMENTS AND RISKS

As of March 31, 2010

Balance Sheet Line Item	Fixed Income: Fixed Rate	Fixed Income: Floating Rate	Other Securities	Equity Securities	Total
	Interest Rate Risk	Other Risk	Other Risk	Equity Price & Foreign Currency Risk
Investments—Trading	$37,979	$30,230	$9,565	$143	$77,917
Other Investments, at Fair Value	267	—	1,575	50,854	52,696
Securities sold, not yet Purchased	(110,229)	—	—	—	(110,229)

	$(71,983)	$30,230	$11,140	$50,997	$20,384

SENSITIVITY TO CHANGES

Impact to 10% adverse change in interest rates	$(62)
Impact to 10% adverse change in equity prices	$(5,100)
Impact to 10% adverse change in exchange rates	$(45)

SUMMARY OF INVESTMENTS AND RISKS

As of December 31, 2009

Balance Sheet Line Item	Fixed Income: Fixed Rate	Fixed Income: Floating Rate	Other Securities	Equity Securities	Total
	Interest Rate Risk	Other Risk	Other Risk	Equity Price & Foreign Currency Risk
Investments—Trading	$102,207	$30,597	$2,624	$—	$135,428
Other Investments, at Fair Value	260	—	2,380	41,007	43,647
Securities sold, not yet Purchased	(114,712)	—	—	—	(114,712)

	$(12,245)	$30,597	$5,004	$41,007	$64,363

SENSITIVITY TO CHANGES

Impact to 10% adverse change in interest rates	Immaterial
Impact to 10% adverse change in equity prices	$(4,101)
Impact to 10% adverse change in exchange rates	$(45)

In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2010 and December 31, 2009, we had the following amounts outstanding:

DETAIL OF DEBT OUTSTANDING

As of March 31, 2010

Description	Outstanding Notional	Carrying Value	Interest Type
2009 Credit Facility	$—	$—	Floating
Convertible debt	21,006	20,425	Fixed
Junior subordinated notes	49,614	17,247	Hybrid	(1)
Subordinated notes payable	9,368	9,368	Fixed

Total	$79,988	$47,040

(1)	$20,000 of the $48,125 notional amount accrues interest at LIBOR plus 4.15%. The remaining $28,125 accrues interest at a fixed rate of 9.495% until July 30, 2012 and then accrues at a variable rate of LIBOR plus 4.00%.

As of March 31, 2010, a 100 basis point (“bps”) change in three month LIBOR would result in a change in our annual interest expense in the amount of $200. Because a portion of our debt accrues interest at a fixed rate, a 100 bps change in the yield to maturity would result in a change in the fair value of the debt in the amount of $881.

DETAIL OF DEBT OUTSTANDING

As of December 31, 2009

Description	Outstanding Notional	Carrying Value	Interest Type
2009 Credit Facility	$9,950	$9,950	Floating	(1)
Convertible debt	26,150	25,374	Fixed
Junior subordinated notes	48,125	17,269	Hybrid	(2)
Subordinated notes payable	9,368	9,368	Fixed

Total	$93,593	$61,961

(1)	As of December 31, 2009, the 2009 Credit Facility accrues interest at either (a) LIBOR plus 6.5%, or (b) prime plus 3.75%, both subject to an absolute minimum interest rate of 8.5%. It is our option to elect a LIBOR basis or prime basis. However, due to current interest rate levels, we are subject to the minimum interest rate. Accordingly, as of December 31, 2009, the rate is 8.5%.
(2)	$20,000 of the $48,125 notional amount accrues interest at LIBOR plus 4.15%. The remaining $28,125 accrues interest at a fixed rate of 9.495% until July 30, 2012 and then accrues at a variable rate of LIBOR plus 4.00%.

As of December 31, 2009, a 100 basis point (“bps”) change in three month LIBOR would result in a change in our annual interest expense in the amount of $300. Because a portion of our debt accrues interest at a fixed rate, a 100 bps change in the yield to maturity would result in a change in the fair value of the debt in the amount of $1,073.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the board of directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As is described in “Item 9A – Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company is currently in the process of integrating controls of Cohen Brothers with the controls of AFN. The Company expects to have this integration complete by the end of 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated by reference to the headings titled “Legal Proceedings” and “Regulatory Matters” in Note 14 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A – Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents shares of restricted stock granted under the Alesco Financial Inc. 2006 Long-Term Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2010. As set forth in the table below, during the first quarter of 2010, we withheld a total of 23,203 shares in the indicated months. These were the only repurchases of equity securities made by us during this period. In August 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions (the “Repurchase Plan”), and, currently, have the ability to repurchase up to $47,303,874 of our common stock pursuant the Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
January 1, 2010 to January 31, 2010	1,105	$7.39	N/A	N/A
February 1, 2010 to February 28, 2010	—	—	N/A	N/A
March 1, 2010 to March 31, 2010	22,098	$6.49	N/A	N/A

	23,203	$6.53	N/A

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

In addition, the Company’s ability to pay dividends will be dependent on distributions it receives from Cohen Brothers. The amount and timing of distributions by Cohen Brothers will be at the discretion of the Cohen Brothers board of managers subject to restrictions imposed by our 2009 Credit Facility and subject to the provisions of the Cohen Brothers operating agreement. See “Liquidity and Capital Resources” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. See notes 14 and 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding these restrictions.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Employment Agreement by and between Daniel G. Cohen and Cohen & Company Inc. dated February 18, 2010 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.2	Employment Agreement by and between Christopher Ricciardi and Cohen & Company Inc. dated February 18, 2010.**

10.3	Amendment No. 2 to Employment Agreement between Joseph W. Pooler, Jr. and Cohen Brothers, LLC dated February 18, 2010 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

11.1	Statement Regarding Computation of Per Share Earnings.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

*	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 13 to our consolidated financial statements included in this report.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN & COMPANY INC.
	By:	/s/ DANIEL G. COHEN
Daniel G. Cohen
Date: May 7, 2010		Chief Executive Officer and Chief Investment Officer

COHEN & COMPANY INC.
	By:	/s/ CHRISTOPHER RICCIARDI
Christopher Ricciardi
Date: May 7, 2010		President

COHEN & COMPANY INC.
	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: May 7, 2010		Executive Vice President, Chief Financial Officer and Treasurer