Form 10-Q
period 2010-06-30
COHEN & Co INC.
filed 2010-08-05
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

As of July 31, 2010 there were 10,478,682 shares of common stock ($0.001 par value per share) of Cohen & Company Inc. outstanding.

COHEN & COMPANY INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the fact, with respect to the potential proceeds of the sale of the management rights and responsibilities relating to the Alesco I-IX securitizations, that the necessary consents to the sale of such management rights and responsibilities will not be obtained and the fact that the earn-out payments that may be earned in connection with the sale of management rights and responsibilities relating to the Alesco X-XVII securitizations and the potential sale of management rights and responsibilities relating to the Alesco I-IX securitizations may differ materially from the Company’s projections due to prepayments and defaults experienced by the assets in the securitizations and/or reductions in collateral management fees earned from the contract rights. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash and cash equivalents	$30,945	$69,692
Restricted cash	22,440	255
Receivables from:
Brokers, dealers, and clearing agencies	24,834	—
Related parties	1,099	1,255
Other receivables	5,719	4,268
Investments-trading	102,002	135,428
Other investments, at fair value	51,769	43,647
Receivables under resale agreements	30,273	20,357
Goodwill	9,551	9,551
Other assets	20,605	14,989

Total assets	$299,237	$299,442

Liabilities
Payables to:
Brokers, dealers, and clearing agencies	$20,468	$13,491
Related parties	60	—
Accounts payable and other liabilities	12,575	13,039
Accrued compensation	19,793	7,689
Trading securities sold, not yet purchased	98,479	114,712
Securities sold under agreement to repurchase	3,466	—
Deferred income taxes	10,623	10,899
Debt (includes $3,863 and $3,807 of notes payable to related parties, respectively)	47,198	61,961

Total liabilities	212,662	221,791

Commitments and contingencies (See Note 15)

Stockholders’ Equity
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, 1 share issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, no shares issued and outstanding	—	—
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 10,479,292 and 10,343,347 shares issued, respectively; 10,428,892 and 10,292,947 shares outstanding, respectively, including 113,472 and 36,109 unvested restricted share awards, respectively	10	10
Additional paid-in capital	59,220	58,121
Retained earnings (accumulated deficit)	4,805	(170)
Accumulated other comprehensive loss	(1,787)	(1,292)
Treasury stock at cost (50,400 shares of Common Stock)	(328)	(328)

Total controlling interest	61,920	56,341
Noncontrolling interest	24,655	21,310

Total stockholders’ equity	86,575	77,651

Total liabilities and stockholders’ equity	$299,237	$299,442

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except share or unit and per share or per unit information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues
Net trading	$19,690	$9,694	$42,458	$21,011
Asset management	6,244	7,614	13,014	16,913
New issue and advisory	1,405	518	2,073	745
Principal transactions and other income / (loss)	8,472	2,620	19,999	(1,304)

Total revenues	35,811	20,446	77,544	37,365

Operating expenses
Compensation and benefits	23,272	16,656	50,403	34,095
Business development, occupancy, equipment	1,338	1,210	2,721	2,757
Professional services, subscriptions, and other operating	5,869	3,750	12,195	7,366
Depreciation and amortization	628	635	1,271	1,289

Total operating expenses	31,107	22,251	66,590	45,507

Operating income / (loss)	4,704	(1,805)	10,954	(8,142)

Non operating income / (expense)
Interest expense	(1,829)	(1,457)	(3,822)	(2,655)
Gain on repurchase of debt	—	—	886	—
Gain on sale of management contracts	836	226	971	4,484
Income / (loss) from equity method affiliates	(122)	225	(108)	(3,858)

Income / (loss) before income tax expense	3,589	(2,811)	8,881	(10,171)
Income tax expense	392	120	1,123	188

Net income / (loss)	3,197	(2,931)	7,758	(10,359)
Less: Net income / (loss) attributable to the noncontrolling interest	1,137	—	2,783	(11)

Net income / (loss) attributable to Cohen & Company Inc.	$2,060	$(2,931)	$4,975	$(10,348)

Income / (loss) per common share/membership unit-basic:
Income / (loss) per common share/membership unit	$0.20	$(0.30)	$0.48	$(1.08)
Weighted average shares/membership units outstanding-basic	10,428,498	9,611,707	10,373,278	9,611,707
Income / (loss) per common share/membership unit-diluted:
Income / (loss) per common share/membership unit	$0.20	$(0.30)	$0.48	$(1.08)
Weighted average shares/membership units outstanding-diluted	15,712,054	9,611,707	15,656,834	9,611,707

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in Thousands)

(Unaudited)

	Cohen & Company Inc.
	Preferred Stock Shares	Preferred Stock $ Amount	Common Stock Shares	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Cohen Brothers, LLC Members’ Equity	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock (1)	Noncontrolling Interest	Total	Comprehensive Income / (Loss)
Balance at December 31, 2008	—	$—	—	$—	$—	$—	$51,622	$(1,725)	$—	$11,016	$60,913	$—

Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	(11,005)	(11,005)	—
Equity-based compensation	—	—	—	—	207	—	6,243	—	—	106	6,556	—
Distributions	—	—	—	—	—	—	(4,746)	—	—	—	(4,746)	—
Net loss	—	—	—	—	—	(170)	(11,535)	—	—	(98)	(11,803)	(11,803)
Merger and Reorganization	1	—	10,307,238	10	57,914	—	(41,584)	—	(328)	21,291	37,303	—
Foreign currency items	—	—	—	—	—	—	—	433	—	—	433	433

Balance at December 31, 2009	1	$—	10,307,238	$10	$58,121	$(170)	$—	$(1,292)	$(328)	$21,310	$77,651	$(11,370)

Equity-based compensation and vesting of shares	—	—	83,326	—	1,205	—	—	—	—	616	1,821	—
Shares withheld for employee taxes	—	—	(24,744)	—	(106)	—	—	—	—	(54)	(160)	—
Net income	—	—	—	—	—	4,975	—	—	—	2,783	7,758	7,758
Foreign currency items	—	—	—	—	—	—	—	(495)	—	—	(495)	(495)

Balance at June 30, 2010	1	$—	10,365,820	$10	$59,220	$4,805	$—	$(1,787)	$(328)	$24,655	$86,575	$7,263

(1)	50,400 shares of the Company’s Common Stock.

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income / (loss)	$7,758	$(10,359)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of debt	(886)	—
Gain on sale of management contracts	(971)	(4,484)
Equity-based compensation	1,821	2,137
Realized loss / (gain) on other investments	8,309	(9,959)
Change in unrealized (gain) / loss on investments-trading and trading securities sold, not yet purchased	(15,957)	2,209
Change in unrealized (gain) / loss on other investments	(27,728)	11,155
Depreciation and amortization	1,271	1,289
Loss/(income) from equity method affiliates	108	3,858
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(1,562)	3,478
(Increase) decrease in investments-trading, net	49,122	7,277
(Increase) decrease in other assets, net	(4,302)	2,607
(Increase) decrease in receivables under resale agreement	(9,916)	—
Change in receivables from / payables to related parties, net	205	5,698
(Increase) decrease in restricted cash	(22,185)	—
Increase (decrease) in accrued compensation	12,171	(4,546)
Increase (decrease) in accounts payable and other liabilities	(216)	711
Increase (decrease) in trading securities sold, not yet purchased, net	(15,972)	—
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	(17,857)	1,159
Increase (decrease) in securities sold under agreement to repurchase	3,466	—
Increase (decrease) in deferred income taxes	(276)	—

Net cash provided by (used in) operating activities	(33,597)	12,230

Investing activities
Purchase of investments-other investments, at fair value	(3,170)	(600)
Proceeds from sale of management contracts	971	7,484
Sales of other investments, at fair value	8,540	10,000
Investment in equity method affiliates	(4,916)	(2,599)
Return from equity method affiliates	2,692	600
Return of principal, other investments, at fair value	5,982	375
Purchase of furniture, equipment, and leasehold improvements	(575)	(320)

Net cash provided by (used in) investing activities	9,524	14,940

Financing activities
Repayment and repurchase of debt	(14,065)	(37,050)
Payments for deferred issuance and financing cost	—	(988)
Cash used to net share settle equity awards	(160)	—
Distributions	—	(4,533)

Net cash (used in) provided by financing activities	(14,225)	(42,571)

Effect of exchange rate on cash	(449)	492

Net increase (decrease) in cash and cash equivalents	(38,747)	(14,909)
Cash and cash equivalents, beginning of period	69,692	31,972

Cash and cash equivalents, end of period	$30,945	$17,063

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

Of the 5,283,556 Cohen Brothers membership units not held by the Company, Daniel G. Cohen, through CBF, a single member LLC, holds 4,983,557 Cohen Brothers membership units. Each of Mr. Cohen’s Cohen Brothers membership units is redeemable at Mr. Cohen’s option, at any time on or after January 1, 2013, for (i) cash in amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of the issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. Other members of Cohen Brothers hold a total of 299,999 units. These units have the same redemption rights as described for Mr. Cohen except that the members holding these units may elect to redeem their shares at any time.

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

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the transaction was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer and all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. As used in these consolidated financial statements, the term “the Company” refers to the operations of Cohen Brothers and its consolidated subsidiaries from January 1, 2009 through to December 16, 2009 and the combined operations of the merged company and its consolidated subsidiaries subsequent to December 17, 2009. “AFN” refers to the historical operations of Alesco Financial Inc. through the December 16, 2009 Merger Date.

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

Effective January 1, 2010, the Company ceased to qualify as a REIT. On December 17, 2009, the Company began trading on the NYSE Amex under the ticker symbol “COHN.” The Company, through its subsidiaries, is an investment firm specializing in credit-related fixed income investments. As of June 30, 2010, the Company had $14.5 billion in assets under management (“AUM”).

The Company’s business is organized into three business segments:

Capital Markets: The Company’s Capital Markets segment consists of credit-related fixed income securities sales and trading as well as new issue placements in corporate and securitized products and advisory revenue. The Company’s fixed income sales and trading group provides trade execution to corporate and institutional investors. The Company specializes in the following products: high grade corporate bonds, high yield corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), collateralized loan obligations (“CLOs”), collateralized bond obligations, commercial mortgage backed securities (“CMBS”), hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. During the first half of 2010, the Company added a team to originate and trade brokered deposits or CDs for small banks as well as established an agency brokerage business offering execution and brokerage services for cash equity and derivative products.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

Accounting for Transfers of Financial Assets

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets (“ASU 2009-16”), which formally codifies the new guidance on the accounting for transfers of financial assets issued in June 2009. The new guidance seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, the new guidance eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The Company’s adoption of the new guidance on accounting for transfers of financial assets as of January 1, 2010 did not have an effect on the Company’s consolidated financial statements.

Variable Interest Entities

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) – Improvements in Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which formally codifies the revised guidance on the accounting for variable interest entities (“VIE” or “VIEs”) issued in June 2009. The revised guidance deals with determining whether an entity is a VIE and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under the revised guidance, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised guidance also requires an enterprise to assess whether it has an implicit responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for fiscal years and interim periods beginning after November 15, 2009. However, in February 2010, the FASB issued ASU No. 2010-10, Consolidation (Topic 810): Amendment for Certain Investment Funds (“ASU 2010-10”) which delayed the effective date of the revised guidance for an interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. The amendments also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating the specified criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the FASB’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments included in ASU 2010-10 do not defer the disclosure requirements included in ASU 2009-17. The Company’s adoption of the revised guidance, as modified by the deferral, on variable interest entities as of January 1, 2010 did not have a material impact on the Company’s consolidated financial statements for VIEs that it was involved with as of January 1, 2010 based on the Company’s analysis as of that date. However, this is an ongoing assessment and it may impact the Company’s consolidated financial statements in the future. See note 10 for additional disclosures provided about VIEs.

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

B. Recent Accounting Developments

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of credit derivative that is exempt from embedded derivative bifurcation requirements. According to this guidance, the only form of embedded credit derivative that qualifies for the exemption is one that is related to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. ASU 2010-11 is effective for fiscal quarters beginning after June 15, 2010, with early adoption permitted. The Company does not expect the new accounting guidance to have any impact upon its adoption on July 1, 2010 on the Company’s financial position, results of operations, or cash flows.

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

Cash and cash equivalents: Both restricted and unrestricted cash are carried at historical cost which is assumed to approximate fair value.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of June 30, 2010, the fair value of the Company’s debt is estimated to be $56.1 million.

Derivatives: These amounts are carried at fair value. The fair value is based on quoted market prices on an exchange that is deemed to be active.

4. RESTRICTED CASH AND RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at June 30, 2010 and December 31, 2009, respectively.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2010	December 31, 2009
Unsettled regular way trades, net	$24,834	$—

	$24,834	$—

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2010	December 31, 2009
Unsettled regular way trades, net	$—	$7,415
Margin payable	20,468	6,076

	$20,468	$13,491

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. All of the unsettled regular way trades as of June 30, 2010 were settled subsequent to June 30, 2010 at their recorded values. The Company incurred interest on margin payable of $112 and $0 for the six months ended June 30, 2010 and 2009, respectively, and $18 and $0 for the three months ended June 30, 2010 and 2009, respectively.

The Company held restricted cash of $22,440 and $255 as of June 30, 2010 and December 31, 2009, respectively. Of the $22,440 of restricted cash at June 30, 2010, the Company had $20,143 of restricted cash related to certain short sales it had entered into, $1,297 of restricted cash on deposit related to outstanding foreign currency forward contracts and EuroDollar futures contracts, and $1,000 of restricted cash on deposit with clearing brokers and counterparties of repurchase agreement transactions and agency trades during the current period.

5. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides a detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS—TRADING

(Dollars in Thousands)

	June 30, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$52,053	$52,066	$13
Residential mortgage-backed securities	1,088	1,087	(1)
Commercial mortgage-backed securities	2,003	1,933	(70)
U.S. Treasury securities	9,976	10,089	113

	June 30, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	18,552	15,844	(2,708)
Small Business Administration (“SBA”) loans	5,945	5,945	—
Corporate bonds	9,627	9,693	66
Certificates of deposit	5,431	5,353	(78)
Eurodollar futures	—	(8)	(8)
Other	80	—	(80)

Investments-trading	$104,755	$102,002	$(2,753)

Security Type	December 31, 2009
	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$106,575	$106,575	$—
Residential mortgage-backed securities	964	964	—
Interests in securitizations (1)	27,710	9,110	(18,600)
TruPS	3,380	3,380	—
SBA loans	15,248	15,399	151

Investments-trading	$153,877	$135,428	$(18,449)

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.

Trading Securities Sold, Not Yet Purchased

The following table shows the cost and carrying value of all trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	June 30, 2010
Security Type	Cost	Carrying Value	Unrealized (Gain) / Loss
U.S. government agency mortgage-backed security	$55,616	$55,902	$286
U.S. Treasury securities	34,336	34,932	596
Corporate bonds	7,612	7,645	33

Total	$97,564	$98,479	$915

	December 31, 2009
Security Type	Cost	Carrying Value	Unrealized (Gain) / Loss
U.S. government agency mortgage-backed securities	$93,536	$94,837	$1,301
U.S. Treasury security	20,000	19,875	(125)

Total	$113,536	$114,712	$1,176

The Company recognized $6,691 and $(1,354) of trading gains (losses) for the six months ended June 30, 2010 and 2009, respectively, that relate to investments –trading still held at June 30, 2010 and 2009, respectively.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value as of the periods indicated.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	June 30, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$4,560	$369	$(4,191)
Equity Securities:
EuroDekania	6,977	474	(6,503)
Star Asia	20,728	31,031	10,303
Brigadier (2)	—	414	414
MFCA	5,561	2,450	(3,111)
Deep Value	10,231	17,338	7,107
Other securities	98	59	(39)

Total equity securities	43,595	51,766	8,171

Residential loans	219	263	44
Foreign currency forward contracts	—	(629)	(629)

	$48,374	$51,769	$3,395

	December 31, 2009
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$13,379	$2,380	$(10,999)
Equity Securities:
EuroDekania	6,977	451	(6,526)
Star Asia	17,503	14,058	(3,445)
RAIT	9,619	669	(8,950)
Brigadier (2)	—	4,075	4,075
MFCA	5,561	2,380	(3,181)
Deep Value	14,506	19,236	4,730
Other securities	175	138	(37)

Total equity securities	54,341	41,007	(13,334)

Residential loans	260	260	—

	$67,980	$43,647	$(24,333)

(1)	Primarily comprised of collateralized debt obligations.
(2)	The Company originally invested $30,000 in the Brigadier onshore feeder fund. As of December 31, 2008, the Company had redeemed its entire initial investment. The remaining investment represented accumulated unrealized appreciation on this investment. The investment in the Brigadier onshore feeder fund was, at all times during 2008 and 2009 and the six months ended June 30, 2010, carried at its estimated fair value. However, for the purposes of the table above and determining the cost basis, the Company treated the redemptions during 2008 and 2009 and the six months ended June 30, 2010 as first representing a return of investment and second representing a redemption of net appreciation.

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheet. The Company recognized $16,825 and $1,859 of gains related to changes in fair value of investments for which it had elected the fair value option during the six months ended June 30, 2010 and 2009, respectively. The Company recognized $6,026 and $2,652 of gains related to changes in fair value of investments for which it had elected the fair value option during the three months ended June 30, 2010 and 2009, respectively.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2010. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	June 30, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$52,066	$—	$45,009	$7,057
Residential mortgage-backed securities	1,087	—	1,087	—
Commercial mortgage-backed securities	1,933	—	1,933	—
U.S. Treasury securities	10,089	10,089	—	—
Interests in securitizations (1)	15,844	—	—	15,844
SBA loans	5,945	—	5,945	—
Corporate bonds	9,693	—	9,693	—
Certificates of deposit	5,353	—	5,353	—
Eurodollar futures	(8)	(8)	—	—

Total investments-trading	$102,002	$10,081	$69,020	$22,901

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	474	—	—	474
Star Asia (3)	31,031	—	—	31,031
MFCA (4)	2,450	—	—	2,450

	33,955	—	—	33,955

Investment Funds
Brigadier (5)	414	—	—	414
Deep Value (6)	17,338	—	—	17,338

	17,752	—	—	17,752
Other	59	—	—	59

Total equity securities	51,766		—	51,766
Interests in securitizations (1)	369	—	—	369
Residential loans	263	—	—	263
Foreign currency forward contracts	(629)	(629)	—	—

Total other investments, at fair value	$51,769	$(629)	$—	$52,398

Liabilities:
Trading securities sold, not yet purchased, at fair value:
U.S. government agency mortgage-backed security	$55,902	$—	$55,902	$—
U.S. Treasury securities	34,932	34,932	—	—
Corporate bonds	7,645	—	7,645	—

	$98,479	$34,932	$63,547	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Hybrid Securities Fund – European
(3)	Real Estate Fund – Asian
(4)	Tax Exempt Fund
(5)	Multi-Strategy Credit Funds
(6)	Real Estate Funds

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2009 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$106,575	$—	$106,575	$—
Residential mortgage-backed securities	964	—	964	—
Interests in securitizations (1)	9,110	—	—	9,110
TruPS	3,380	—	—	3,380
SBA loans	15,399	—	15,399	—

Total investments-trading	$135,428	$—	$122,938	$12,490

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
RAIT (2)	$669	$669	$—	$—
EuroDekania (3)	451	—	—	451
Star Asia (4)	14,058	—	—	14,058
MFCA (5)	2,380	—	—	2,380

	17,558	669	—	16,889

Investment Funds
Brigadier (6)	4,075	—	4,075	—
Deep Value (7)	19,236	—	—	19,236

	23,311	—	4,075	19,236
Other	138	40	—	98

Total equity securities	41,007	709	4,075	36,223
Interests in securitizations (1)	2,380	—	—	2,380
Residential loans	260	—	—	260

Total other investments, at fair value	$43,647	$709	$4,075	$38,863

Liabilities:
Trading securities sold, not yet purchased, at fair value:
U.S. government agency mortgage-backed securities	$94,837	$—	$94,837	$—
U.S. Treasury security	19,875	19,875	—	—

	$114,712	$19,875	$94,837	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Real estate industry
(3)	Hybrid Securities Fund – European
(4)	Real Estate Fund – Asian
(5)	Tax Exempt Fund
(6)	Multi-Strategy Credit Funds
(7)	Real Estate Funds

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the hierarchy of the estimate.

U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: These are securities which are generally traded over-the-counter. The Company generally values these securities using third party quotations such as unadjusted broker dealer quoted prices or market price quotations from external data providers. These valuations are based on a market approach. This is considered a Level 2 valuation in the hierarchy. In instances where the securities experience illiquidity, such as collateralized mortgage obligations, more specifically agency inverse interest-only securities, the Company may use its own internal valuation models, which are based on an income approach. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

Residential Mortgage-Backed Securities and Commercial Mortgage-Backed Securities: These are securities for which the Company obtains third party quotations. These valuations are based on a market approach. These quotes generally represent indicative levels at which a party may be willing to enter into a transaction. The Company generally classifies the fair value of these securities within Level 2 of the valuation hierarchy.

U.S. Treasury securities: U.S. Treasury securities include U.S. Treasury bonds and the fair values of the U.S. Treasury securities are based on quoted prices in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within Level 1 of the valuation hierarchy.

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

Certificates of Deposit: The fair value of certificates of deposit is estimated using third-party quotations. Certificates of deposit are generally categorized in Level 2 of the fair value hierarchy.

Derivatives:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and,

therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. These foreign currency forward contracts are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the foreign currency forward contracts is based on current quoted market prices. These are considered a Level 1 value in the hierarchy. As of June 30, 2010, the Company had 145 outstanding foreign currency forward contracts with a notional amount of 12.5 million Japanese Yen per contract. The Company had no forward currency forward contracts as of December 31, 2009.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures. These futures are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the EuroDollar futures contracts is based on current quoted market prices. These are considered a Level 1 value in the hierarchy. As of June 30, 2010, the Company had 110 outstanding EuroDollar futures contracts with a notional amount of $1 million per contract and a duration of three months. The Company had no EuroDollar futures contracts as of December 31, 2009.

Trading Securities Sold, Not Yet Purchased: The securities are valued using quoted active market prices of the securities sold and are generally categorized within Level 1 or 2 of the valuation hierarchy depending on the type of investment sold. For a discussion of the valuation methodology used for U.S. government agency mortgage-backed securities, refer to “U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations.” For a discussion of the valuation methodology used for U.S. treasury securities, refer to “U.S. Treasury Securities.” For a discussion of the valuation methodology for corporate bonds, refer to “Corporate Bonds.”

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the six and three months ended June 30, 2010 and 2009.

LEVEL 3 INPUTS

Six Months Ended June 30, 2010

(Dollars in Thousands)

	January 1, 2010	Net realized/unrealized gains (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	June 30, 2010	Unrealized gains/(losses) still held at the end of the period(2)
		Net trading	Principal transactions and other income
Assets:

Investments-trading:

U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$—	$(68)	$—	$7,281	$(156)	$7,057	$(68)
Interests in securitizations (3)	9,110	7,130	—	—	(396)	15,844	7,650
TruPS	3,380	5,322	—	—	(8,702)	—	—

Total investments-trading	$12,490	$12,384	$—	$7,281	$(9,254)	$22,901	$7,582

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$451	$—	$23	$—	$—	$474	$23
Star Asia (5)	14,058	—	13,748	—	3,225	31,031	13,748
MFCA (6)	2,380	—	70	—	—	2,450	70

	16,889	—	13,841	—	3,225	33,955	13,841

Investment Funds
Brigadier (7)	—	—	(81)	4,216	(3,721)	414	(3,802)
Deep Value (8)	19,236	—	2,377	—	(4,275)	17,338	2,377

	19,236	—	2,296	4,216	(7,996)	17,752	(1,425)

Other	98	—	(39)	—	—	59	(39)

Total equity securities	36,223	—	16,098	4,216	(4,771)	51,766	12,377
Interests in securitizations (3)	2,380	—	3,266	—	(5,277)	369	199
Residential loans	260	—	44	—	(41)	263	44

Total other investments, at fair value	$38,863	$—	$19,408	$4,216	$(10,089)	$52,398	$12,620

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds – European
(5)	Real Estate Funds – Asian
(6)	Tax Exempt Funds
(7)	Multi-Strategy Credit Funds
(8)	Real Estate Funds

LEVEL 3 INPUTS

Six Months Ended June 30, 2009

(Dollars in Thousands)

	January 1, 2009	Net realized/unrealized gains (losses) included in income		Transfers in and/or out, net of Level 3	Purchases and (Sales), net (1)	June 30, 2009	Unrealized gains (losses) still held at end of the period(2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading:
Interests in securitizations (3)	$3,000	$(1,357)	$—	$5,752	$(107)	$7,288	$(1,354)

	$3,000	$(1,357)	$—	$5,752	$(107)	$7,288	$(1,354)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles	$12,749	$—	$208	$—	$600	$13,557	$208
Investment Funds	38,473	—	2,208	—	(21,024)	19,657	(7,791)

Total equity securities	51,222	—	2,416	—	(20,424)	33,214	(7,583)
Interests in securitizations	4,843	—	(3,154)	2,141	(318)	3,512	(3,089)

Total other investments, at fair value	$56,065	$—	$(738)	$2,141	$(20,742)	$36,726	$(10,672)

(1)	Includes return of principal/capital of interests in securitizations (primarily comprised of collateralized debt obligations) and investment funds. In addition, for the 2009 period, purchases and (sales), net for the investment funds include a decrease of $10,967 related to Deep Value’s investment in its related master fund. The Company deconsolidated Deep Value as of April 1, 2009.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at the end of the period.
(3)	Comprised of collateralized debt obligations.

LEVEL 3 INPUTS

Three Months Ended June 30, 2010

(Dollars in Thousands)

	March 31, 2010	Net realized/unrealized gains (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	June 30, 2010	Unrealized gains/(losses) still held at the end of the period(2)
		Net trading	Principal transactions and other income
Assets:

Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$—	$(68)	—	$7,281	$(156)	$7,057	$(68)
Interests in securitizations (3)	17,056	2,683	—	—	(3,895)	15,844	2,009
TruPS	4,372	2,638	—	—	(7,010)	—	—

Total investments-trading	$21,428	$5,253	$—	$7,281	$(11,061)	$22,901	$1,941

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$452	$—	$22	$—	$—	$474	$22
Star Asia (5)	24,347	—	4,793	—	1,891	31,031	4,793
MFCA (6)	2,380	—	70	—	—	2,450	70

	27,179	—	4,885	—	1,891	33,955	4,885

Investment Funds
Brigadier (7)	—	—	(81)	4,216	(3,721)	414	(3,802)
Deep Value (8)	19,121	—	1,095	—	(2,878)	17,338	1,095

	19,121	—	1,014	4,216	(6,599)	17,752	(2,707)

Other	75	—	(16)	—	—	59	(16)

Total equity securities	46,375	—	5,883	4,216	(4,708)	51,766	2,162
Interests in securitizations (3)	1,575	—	3,170	—	(4,376)	369	(30)
Residential loans	267	—	18	—	(22)	263	18

Total other investments, at fair value	$48,217	$—	$9,071	$4,216	$(9,106)	$52,398	$2,150

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds – European
(5)	Real Estate Funds – Asian
(6)	Tax Exempt Funds
(7)	Multi-Strategy Credit Funds
(8)	Real Estate Funds

LEVEL 3 INPUTS

Three Months Ended June 30, 2009

(Dollars in Thousands)

	March 31, 2009	Net realized/unrealized gains (losses) included in income		Transfers in and/or out, net of Level 3	Purchases and (Sales), net (1)	June 30, 2009	Unrealized gains (losses) still held at end of the period(2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading:
Interests in securitizations (3)	$7,553	$(162)	$—	$—	$(103)	$7,288	$(158)

	$7,553	$(162)	$—	$—	$(103)	$7,288	$(158)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles	$12,442	$—	$515	$—	$600	$13,557	$515
Investment Funds	28,691	—	1,934	—	(10,968)	19,657	1,934

Total equity securities	41,133	—	2,449	—	(10,368)	33,214	2,449
Interests in securitizations	4,006	—	(189)	—	(305)	3,512	(143)

Total other investments, at fair value	$45,139	$—	$2,260	$—	$(10,673)	$36,726	$2,306

(1)	Includes return of principal/capital of interests in securitizations (primarily comprised of collateralized debt obligations) and investment funds. In addition, for the 2009 period, purchases and (sales), net for the investment funds include a decrease of $10,967 related to Deep Value’s investment in its related master fund. The Company deconsolidated Deep Value as of April 1, 2009.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at the end of the period.
(3)	Comprised of collateralized debt obligations.

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

During 2009, the liquidity and transparency surrounding structured credit products, such as interests in securitizations, continued to diminish. The absence of new issue activity in the primary market led to a continually decreasing level of transparency, as seasoned secondary issuances could not be analyzed on a comparative basis relative to new issuances. In addition, diminished trading activity in the secondary market also led the Company to believe that broker dealer quotations may not be based on observable and reliable market information. The Company has maintained this assessment during 2010 and has not transferred any assets out of Level 3.

Investments-trading: During the six and three months ended June 30, 2010, the transfers in to Level 3 reflect the transfer from Level 2 of our investments in certain U.S. government agency collateralized mortgage obligations, specifically agency inverse interest only securities, due to the fact that these securities are not very liquid, pricing discovery is challenging and there is decreased observability of inputs. During the six months ended June 30, 2009, transfers into Level 3 reflect the transfers from Level 2 of interests in securitizations comprised of bank trust preferred securities, due to decreased observability of inputs. During the three months ended 2009, there were no transfers in or out of Level 3.

Other investments, at fair value: During the three and six months ended June 30, 2010, the transfers in to Level 3 reflect the transfer from Level 2 of our investment fund, Brigadier, due to the fact that the investment is not currently redeemable. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective the second quarter of 2010, the Brigadier fund ceased permitting redemptions until final liquidation. Therefore, no investor requested redemptions are allowed. Brigadier expects the liquidation to be completed during 2010. The fund distributed 90% of its NAV to its unit holders during the second quarter of 2010, and the remaining 10% will distributed upon the completion of the final audit and settlement of expenses of the fund. During the six months ended June 30, 2009, the transfers into Level 3 reflect the transfers from Level 2 of interests in securitizations comprised of bank trust preferred securities, due to decreased observability of inputs. During the three months ended June 30, 2009, there were no transfers in or out of Level 3.

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at June 30, 2010 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$474		N/A	N/A
Star Asia (b)	31,031		N/A	N/A
MFCA (c)	2,450		N/A	N/A

	33,955

Investment Funds:
Brigadier (d)	414	$—	N/A	N/A
Deep Value (e)	17,338	—	N/A	N/A

	17,752	—

Total	$51,707	$—

	Fair Value at December 31, 2009 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$451		N/A	N/A
Star Asia (b)	14,058		N/A	N/A
MFCA (c)	2,380		N/A	N/A

	16,889

Investment Funds:
Brigadier (d)	4,075	$—	Monthly	90 days
Deep Value (e)	19,236	—	N/A	N/A

	23,311	—

Total	$40,200	$—

N/A – Not applicable.

(a)	EuroDekania Limited’s (“EuroDekania”) investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe (“EuroTruPS”); widely syndicated leveraged loans by European corporate loans; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using a series of internal valuation models that use both the market and income approach. If the Company had used Star Asia’s unadjusted reported NAV to determine its fair value, the carrying value of its investment in Star Asia would have been $36,507 as of June 30, 2010 and $17,088 as of December 31, 2009.

(c)	MFCA’s investment strategy is to make direct and indirect investments in certain U.S. federal tax-exempt securities consisting of long-term obligations issued by or on behalf of non-profit institutions and state authorities in the healthcare, education, cultural, philanthropic, research, service/advocacy, infrastructure and housing sectors. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company does not manage MFCA. Therefore, the Company uses the latest reported NAV from the third party manager. From time to time, this may be one quarter in arrears. MFCA has announced that it intends to list equity securities on a public exchange. To date, no public listing has been completed. If such a listing is completed in the future on a nationally recognized exchange, the Company will cease to apply the provisions of FASB ASC 820 and will determine the fair value of its interest in MFCA based on the public trading price rather than the underlying NAV of MFCA.
(d)	Brigadier’s investment strategy was to make investments in various sectors of the fixed income markets. The fund operates under four basic investment strategies: long-short, relative value, primary origination and market arbitrage. The investment manager may periodically reallocate its assets among different strategies based on the desired risk management characteristics of the fund. After a one-year lock-up period, the fund allows monthly redemptions upon 90 days notice. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective beginning in the second quarter of 2010, the Brigadier fund has ceased permitting redemptions until final liquidation. Brigadier expects the liquidation to be completed during 2010. The fund distributed 90% of its NAV to unit holders during the second quarter of 2010, with the remaining 10% to be distributed upon the completion of final audits and settlement of expenses of the fund. Currently, no investor requested redemptions are allowed. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(e)	Deep Value’s investment strategy is to make investments in securities secured by, or related to, residential and commercial real estate including RMBS, equity and debt investments in CDOs that are collateralized mainly by RMBS, senior and subordinated mortgage notes, preference shares and whole loans secured by or related to residential real estate and other related securities and derivatives referencing the foregoing. The fund may also invest in CMBS and other securities and debt secured by or relating to commercial real estate. This is a closed-end fund that does not allow redemptions. The expected term of the fund is three years, with two optional one-year extensions. The fair value of the investment in this category has been estimated using the net asset value per share of the investments in accordance with the “practical expedient” provisions of FASB ASC 820.

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

In the case of reverse repurchase agreements, the Company generally takes possession of securities as collateral. Likewise, in the case of repurchase agreements, the Company is required to provide the counterparty with securities.

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

The Company enters into reverse repurchase agreements to acquire securities to cover short positions or as an investment. The Company enters into repurchase agreements to finance the Company’s securities positions held in inventory. At June 30, 2010 and December 31, 2009, the fair value of securities received as collateral under reverse repurchase agreements was $28,933 and $74,858, respectively. At June 30, 2010 and December 31, 2009, the fair value of securities pledged as collateral under repurchase agreements was $8,636 and $0, respectively.

8. OTHER ASSETS

Other assets include deferred financing costs, deferred solicitations costs, prepaid expenses, security deposits, miscellaneous other assets, cost method investments, furniture, equipment and leasehold improvements, net, intangible assets, and investments in private partnerships and limited liability companies that are valued using the equity method of accounting.

Other assets at June 30, 2010 and December 31, 2009 included:

	June 30, 2010	December 31, 2009
Deferred financing costs	$676	$1,044
Deferred solicitation costs	2,179	2,590
Prepaid expenses	8,596	2,747
Security deposits	1,672	1,879
Miscellaneous other assets	1,601	2,202
Cost method investment	250	250
Furniture, equipment and leasehold improvements, net	2,797	3,226
Intangible assets	218	574
Equity method affiliates	2,616	477

	$20,605	$14,989

9. INVESTMENTS IN EQUITY METHOD AFFILIATES

The Company has several investments that are accounted for under the equity method. Equity method accounting requires that the Company record its investment on the consolidated balance sheets and recognize its share of the affiliate’s net income as earnings each year. Investment in equity method affiliates is included as a component of other assets on the Company’s consolidated balance sheets.

The Company has certain equity method affiliates for which it has elected the fair value option. The Company elected the fair value option for its investments in the onshore feeder fund of Brigadier and MFCA effective January 1, 2008. See notes 5 and 6. In March 2010, the Company participated in a rights offering of Star Asia and made an additional investment in Star Asia and increased its ownership percentage. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected. Effective with this ownership increase, Star Asia is considered an equity method affiliate. However, the Company continued its fair value election regarding Star Asia. See notes 6 and 18.

The Company acquired an interest in a newly formed entity Star Asia SPV for $4,058 in March 2010. The Company subsequently made an additional investment in Star Asia SPV during the second quarter of 2010 for $328. Star Asia SPV is treated as an equity method investment. See note 18.

As of December 31, 2009, the Company had three equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; and (iii) Deep Value GP II. As of June 30, 2010, the Company has five equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; and (v) Duart. See note 18 for a discussion of Duart. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in
	Star Asia Manager	Deep Value GP	Deep Value II GP	Star Asia SPV	Duart	Total
Balance at January 1, 2010	$343	$97	$37	$—	$—	$477
Investments / advances	—	—	—	4,386	608	4,994
Distributions/repayments	(350)	—	—	(2,342)	—	(2,692)
In-kind distribution	—	—	—	(55)	—	(55)
Earnings / (loss) realized	405	16	(1)	80	(608)	(108)

Balance at June 30, 2010	$398	$113	$36	$2,069	$—	$2,616

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	June 30, 2010	December 31, 2009
Total Assets	$576,301	$255,511

Liabilities	158,599	$2,308
Equity attributable to the controlling interest	416,598	253,203
Non-controlling interest	1,104	—

Liabilities & Equity	$576,301	$255,511

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income / (loss) attributable to controlling interest	$14,996	$21,685	$25,752	$31,506

See note 18 for information regarding transactions with the Company’s equity method investees.

10. VARIABLE INTEREST ENTITIES

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company; and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of June 30, 2010, the Company has drawn this conclusion.

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

As of June 30, 2010, the Company has variable interests in various securitizations but it has determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial or other support to these VIEs during the six or three months ended June 30, 2010 and 2009 and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2010 and December 31, 2009.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in VIEs and the Company’s maximum exposure to loss associated with these nonconsolidated VIEs in which it holds variable interests at June 30, 2010 and December 31, 2009.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	June 30, 2010
	Carrying Amount
	Other Receivables	Investments-Trading	Other Investments, at Fair Value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$2,434	$558	$50	$3,042
Third party managed VIEs	268	15,286	319	15,873

	$2,702	$15,844	$369	$18,915

	December 31, 2009
	Carrying Amount
	Other Receivables	Investments-Trading	Other Investments, at Fair Value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$3,140	$3,364	$188	$6,692
Third party managed VIEs	278	5,746	2,192	8,216

	$3,418	$9,110	$2,380	$14,908

11. DEBT

The Company had the following debt outstanding as of June 30, 2010 and December 31, 2009, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par	June 30, 2010	December 31, 2009	Interest Rate Terms	Weighted Average Interest Rate @ 06/30/2010	Weighted Average Contractual Maturity
2009 Credit Facility	$—	$—	$9,950	8.50%	8.50%	May 2011
Contingent convertible senior notes	21,006	20,468	25,374	7.63%	7.63%	May 2027	(1)
Junior subordinated notes	49,614	17,222	17,269	7.50%	7.50%	August 2036
Subordinated notes payable	9,508	9,508	9,368	12.00%	12.00%	June 2013

Total		$47,198	$61,961

(1)	The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date.

In March 2010, the Company repurchased $5,144 notional amount of contingent convertible senior notes from an unrelated third party for $4,115. The Company recognized a gain from repurchase of debt of $886 which is included as a separate component of non- operating income/(expense) in the Company’s consolidated statements of operations.

12. INCOME TAXES

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

The Company has recorded deferred income taxes as of June 30, 2010 in accordance with FASB ASC No. 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is not more likely than not that the tax benefits will be realized.

As of December 31, 2009, the Company had a federal net operating loss (“NOL”) of approximately $48 million which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2029. The Company also had net capital losses (“NCLs”) in excess of capital gains of approximately $69 million as of December 31, 2009, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2012. No assurance can be provided that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

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

No rights were exercisable at June 30, 2010. There was no impact to the Company’s financial results as a result of the adoption of the Rights Agreement in December 2009. The terms and conditions of the Rights are set forth in the Section 382 Rights Agreement attached as Exhibit 4.1 to Cohen & Company Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2009.

Notwithstanding the facts that (i) the Company has determined that the use of its remaining NOL and NCL carryforwards are not currently limited by Section 382 of the Code; and (ii) the Company has implemented the rights plan described above to reduce the chance of a future ownership change, the Company recorded a valuation allowance for substantially all of its NOLs and NCLs when calculating its net deferred tax liability as of June 30, 2010. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

In determining its federal income tax provision for 2010, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carryforwards through and including December 31, 2010. To the extent of its usage of NOL and NCL deferred tax assets during 2010, the Company will record an offsetting adjustment to reduce the valuation allowance. Therefore, the Company’s 2010 income tax provision is comprised mainly of state, local and foreign taxes owed to jurisdictions where the NOL and NCL carryforwards are not able to be utilized or are limited.

The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOL and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carryforwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the statement of operations in the period it made this determination. From that point forward, the Company would begin to record net deferred tax expense for federal income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs.

13. NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiary of the Company is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined therein. As applied to the Company’s U.S broker dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), the rule required net capital of $363 as of June 30, 2010. As of June 30, 2010, CCS’s adjusted net capital was $4,340 which exceeded the minimum requirements by $3,977.

EuroDekania Management Limited, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of June 30, 2010, the total minimum required net liquid capital was $3,612, and net liquid capital in EuroDekania Management Limited was $3,997, which exceeded the minimum requirements by $385 in compliance with the net liquid capital provisions.

14. EARNINGS (LOSS) PER COMMON SHARE/MEMBERSHIP UNIT

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

EARNINGS (LOSS) PER COMMON SHARE/MEMBERSHIP UNIT

(Dollars in Thousands, except share or unit and per share or per unit information)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Cohen & Company Inc.	$2,060	$(2,931)	$4,975	$(10,348)
Add: Income attributable to the non-controlling interest attributable to Cohen Brothers membership units exchangeable into Cohen & Company Inc. shares (1)	1,137	—	2,783	—
Deduct: Adjustment for income tax expense (2)	(85)	—	(242)	—

Net income (loss) on a fully converted basis	$3,112	$(2,931)	$7,516	$(10,348)

Weighted average common shares/membership units outstanding – Basic	10,428,498	9,611,707	10,373,278	9,611,707
Cohen Brothers membership units exchangeable into Cohen & Company Inc. shares (1)	5,283,556	—	5,283,556	—

Weighted average common shares/membership units outstanding – Diluted	15,712,054	9,611,707	15,656,834	9,611,707

Net income (loss) per common share/membership unit-Basic	$0.20	$(0.30)	$0.48	$(1.08)

Net income (loss) per common share/membership unit-Diluted	$0.20	$(0.30)	$0.48	$(1.08)

(1)	The Cohen Brothers membership units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest for the six and three months ended June 30, 2010) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per common share when the effect is dilutive using the if-converted method.
(2)	If the Cohen Brothers membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense.

15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is a party to various routine legal proceedings arising out of the ordinary course of the Company’s business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s U.S broker dealer subsidiary, CCS, is a party to litigation commenced in 2009 in the United States District Court for the Northern District of Illinois (the “Illinois Court”) under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC . The plaintiff in this case is the Liquidation Trustee for the Estate of Sentinel Management Group, Inc. (“Sentinel”), which filed a bankruptcy petition in August 2007. The Liquidation Trustee alleges that CCS sold Sentinel securities, mainly collateralized debt obligations, that the Liquidation Trustee contends were unsuitable for Sentinel and that CCS violated Section 10(b) of the Exchange Act and Rule 10b-5. The Liquidation Trustee also seeks relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. The Company is vigorously defending the claims. By order dated July 8, 2009, the Illinois Court dismissed the Liquidation Trustee’s Illinois Consumer Fraud Act claim. Discovery is ongoing with respect to the remaining claims. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

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

In a related development, CCS received a subpoena on May 14, 2009 from the staff of the Securities and Exchange Commission (“SEC”) captioned In the Matter of Sentinel Management Group, Inc. CCS and the Company has cooperated with the investigation.

Cohen Brothers and its registered investment advisor subsidiary, Cohen & Company Financial Management, LLC (f/k/a Cohen Bros. Financial Management, LLC) are also named in a lawsuit filed on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, captioned Riverside National Bank of Florida v. Taberna Capital Management, LLC, Trapeza Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bank of America Corporation, as successor in interest to Merrill Lynch & Co., JP Morgan Chase, Inc, JP Morgan Securities, Citigroup Global Markets., Credit Suisse (USA) LLC, ABN AMRO, Cohen & Company, Morgan Keegan & Co., Inc., SunTrust Robinson Humphrey, Inc., The McGraw-Hill Companies, Inc., Moody’s Investors Services, Inc. and Fitch Ratings, Ltd. The plaintiff, Riverside National Bank of Florida (“Riverside”), alleges that offering memoranda issued in connection with certain interests in securitizations it purchased failed to disclose alleged ratings agencies’ conflicts of interest. Riverside alleges, among other things, common law fraud, negligent misrepresentation and breaches of certain alleged duties. On September 28, 2009, after a demand was made by the Company and its co-defendants to change venue, plaintiff filed a stipulation with the Supreme Court of the State of New York, County of Kings, consenting to changing the place of trial from County of Kings to County of New York. The Company is vigorously defending the claims. On December 11, 2009, the defendants filed motions to dismiss the complaint on several grounds. On April 16, 2010,

Riverside was closed by the Office of the Comptroller of the Currency. Subsequently, the Federal Deposit Insurance Corporation (the “FDIC”) was named receiver of the bank. By letter dated April 19, 2010, Riverside requested a 30 day extension for the oral argument on the defendants’ motions to dismiss which was originally scheduled for May 12, 2010. On May 4, 2010, the FDIC filed a motion to substitute as plaintiff and for an order staying the litigation for 90 days which was subsequently granted. On June 3, 2010, the defendants removed the action to the United States District Court for the Southern District of New York and on June 25, 2010, Judge Deborah Batts signed an order providing that defendants are to re-file their motions to dismiss by August 24, 2010, after which the FDIC will have 60 days to respond and defendants will have 30 days for their reply.

Cohen & Company Financial Management, LLC (“CCFM”) is also named in a lawsuit filed on July 29, 2010 in the United States District Court for the District of Oregon, captioned Cascade Bancorp v. Cohen & Company Financial Management, LLC. The plaintiff, Cascade Bancorp (“Cascade”), alleges that CCFM failed to perform obligations under a purported exchange agreement, providing for the exchange of certain trust preferred securities for a series of senior promissory notes issued by Cascade. The trust preferred securities are issued by trusts and are held by Alesco Preferred Funding VI, Ltd. (“Alesco VI”), Alesco Preferred Funding X, Ltd. (“Alesco X”), Alesco Preferred Funding XI, Ltd. (“Alesco XI”) and Alesco Preferred Funding XIV, Ltd. (“Alesco XIV”). The common securities of the underlying trusts are held by Cascade. CCFM served as the collateral manager for Alesco X, Alesco XI and Alesco XIV and serves as collateral manager for Alesco VI. Cascade alleges, among other things, breach of contract, breach of good faith and fair dealing, and tortious interference with Cascade’s relationships and agreements with potential investors and seeks specific performance under the terms of the purported exchange agreement. On August 4, 2010, a letter was sent to Cascade stating that CCFM is ready, willing and able to close on the transactions contemplated by the exchange agreement. The Company is vigorously defending the claims.

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

Non-Profit Preferred Funding I (“NPPF I”) Arrangement with Merrill Lynch Portfolio Management, Inc.

On December 27, 2007, Merrill Lynch Portfolio Management, Inc. (the “NPPF I Trustor”) and the trustee of the NPPF I CDO entered into a loan agreement whereby the NPPF I Trustor made an initial $3,000 advance to the NPPF I CDO so that additional funds would be available for the most junior CDO certificate holders in future distributions of CDO waterfall payments. At each waterfall payment date, the advance will be repaid in full and the NPPF I Trustor will re-advance a scheduled amount to the CDO trust. The scheduled amounts will decrease by $300 on each distribution date through September 15, 2012. The advance will not bear interest. The Company is not a party to this agreement and is not obligated to provide reimbursement for any outstanding advances to NPPF I Trustor. As of June 30, 2010, the outstanding advance between NPPF I Trustor and Merrill Lynch Portfolio Management, Inc. was $1,500.

As an accommodation to NPPF I Trustor, the Company agreed to pay 6% simple interest on the advance via a side letter agreement entered into on December 27, 2007, between the Company and NPPF I Trustor. The Company is only obligated to pay interest on outstanding advances. The side letter will terminate on the earlier of the payment in full of all advances and December 2014. The Company accounts for the interest on the outstanding advances as a reduction to revenue since these interest payments are deemed a direct reduction of the Company’s on-going revenue that otherwise would have been earned for the duration of the trust. The reduction in revenue earned by the Company for the six months ended June 30, 2010 and 2009 was $49 and $67, respectively, and for the three months ended June 30, 2010 and 2009 was $23 and $34, respectively. The potential additional liability the Company would have, assuming the $1,500 advance (as of June 30, 2010) to the NPPF I Trust remained outstanding through December 2014, would be approximately $405.

The Company sold the NPPF I management contract during the first quarter of 2009. However, the Company retained this obligation.

Letter of Credit on behalf of GSME Acquisition Partners I

In November 2009, the Company acted as the lead underwriter for the initial offering of a new special purpose acquisition corporation, GSME Acquisition Partners I (“GSME”), which will focus on acquiring a company located in China. A special purpose acquisition corporation (“SPAC”) is a blank check company that raises money from stockholders into a shell corporation and then seeks to utilize that money to finance a business combination. Generally, the money is funded into a trust and certain provisions are put in place to ensure the trust can liquidate and return the money to stockholders if the business combination is not completed by a certain date. The sponsors of the SPAC generally receive equity interests which are subordinated in some form in the event the trust has to liquidate. GSME has twelve months to identify a business combination and obtain approval from stockholders and an additional six months for the business combination to close. In connection with this transaction, the Company issued a letter of credit for the benefit of the trust in the amount of $1,242 that will be drawn upon under certain circumstances, such as the non-approval of a business combination by stockholders or if no business combination is presented for a vote with in the specified time frame. The Company’s maximum exposure to GSME pursuant to the letter of credit is $1,242. The Company’s obligation to fund amounts to GSME is accounted for as a guarantee pursuant to the guarantee provisions included in FASB ASC 460, Guarantees. As of June 30, 2010 and December 31, 2009, the Company had a $98 liability included in accounts payable and other liabilities for its “obligation to stand ready to perform.” If it becomes probable and estimable that the Company will be required to fund the guarantee, an additional or incremental liability will be accrued for under the guidance of FASB ASC 450, Contingencies.

Alesco XIV Guarantee

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by the Company. At the Merger date, the Company recorded a liability of $1,084 related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount does not represent the expected loss; rather it represents the Company’s estimate of the fair value of its guarantee (i.e. the amount it would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee. The value will be adjusted under certain limited circumstances such as: (i) when the guarantee is extinguished; or (ii) if payment of amounts under the guarantee become probable and estimable. The maximum potential loss to the Company on this arrangement is approximately $8,750. Under certain circumstances, Assured can require the Company to post liquid collateral.

Delayed Draw Notes

In March 2010, the Company purchased $5,000 delayed draw notes in a subprime auto loan securitization. As of June 30, 2010, $1,781 has been drawn and funded by the Company. The Company expects to fund the remaining $3,219 during the remainder of 2010.

16. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the six and three months ended June 30, 2010 and 2009 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

(a) Revenues and expenses directly associated with each business segment are included in determining net income by segment; and

(b) Indirect expenses (such as general and administrative expenses including executive and overhead costs) not directly associated with specific business segments are not allocated to the segments’ statements of operations. Accordingly, the Company presents segment information consistent with internal management reporting. See note (1) in the table below for more detail on unallocated items.

The following tables present the financial information for the Company’s segments for the periods indicated.

As of and for the six months ended June 30, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading	$42,458	$—	$—	$42,458	$—	$42,458
Asset management	—	13,014	—	13,014	—	13,014
New issue and advisory	2,073	—	—	2,073	—	2,073
Principal transactions and other income	(60)	372	19,687	19,999	—	19,999

Total revenues	44,471	13,386	19,687	77,544	—	77,544
Total operating expenses	30,120	8,412	—	38,532	28,058	66,590

Operating income / (loss)	14,351	4,974	19,687	39,012	(28,058)	10,954
Loss from equity method affiliates	—	—	(108)	(108)	—	(108)
Other non operating income / (expense)	—	971	—	971	(2,936)	(1,965)

Income / (loss) before income taxes	14,351	5,945	19,579	39,875	(30,994)	8,881
Income tax expense	—	—	—	—	1,123	1,123

Net income / (loss)	14,351	5,945	19,579	39,875	(32,117)	7,758
Less: Net income attributable to the noncontrolling interest	—	—	—	—	2,783	2,783

Net income / (loss) attributable to Cohen & Company Inc.	$14,351	$5,945	$19,579	$39,875	$(34,900)	$4,975

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$385	$—	$385	$886	$1,271

Balance sheet data:
Total assets(2) (3)	$183,064	$19,314	$55,690	$258,068	$41,169	$299,237

Investment in equity method affiliates (included in total assets)	$—	$—	$2,616	$2,616	$—	$2,616

As of and for the six months ended June 30, 2009	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading	$21,011	$—	$—	$21,011	$—	$21,011
Asset management	—	16,913	—	16,913	—	16,913
New issue and advisory	745	—	—	745	—	745
Principal transactions and other income	8	171	(1,483)	(1,304)	—	(1,304)

Total revenues	21,764	17,084	(1,483)	37,365	—	37,365
Total operating expenses	20,037	12,108	—	32,145	13,362	45,507

Operating income / (loss)	1,727	4,976	(1,483)	5,220	(13,362)	(8,142)
Loss from equity method affiliates	—	—	(3,858)	(3,858)	—	(3,858)
Other non operating income / (expense)	—	4,484	—	4,484	(2,655)	1,829

Income / (loss) before income taxes	1,727	9,460	(5,341)	5,846	(16,017)	(10,171)
Income tax expense	—	—	—	—	188	188

Net income / (loss)	1,727	9,460	(5,341)	5,846	(16,205)	(10,359)
Less: Net loss attributable to the noncontrolling interest	—	—	(11)	(11)	—	(11)

Net income / (loss) attributable to Cohen & Company Inc.	$1,727	$9,460	$(5,330)	$5,857	$(16,205)	$(10,348)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$391	$—	$391	$898	$1,289

Balance sheet data:
Total assets(2) (3)	$11,012	$18,528	$38,364	$67,904	$29,143	$97,047

Investment in equity method affiliates (included in total assets)	$—	$—	$497	$497	$—	$497

As of and for the three months ended June 30, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading	$19,690	$—	$—	$19,690	$—	$19,690
Asset management	—	6,244	—	6,244	—	6,244
New issue and advisory	1,405	—	—	1,405	—	1,405
Principal transactions and other income	(68)	174	8,366	8,472	—	8,472

Total revenues	21,027	6,418	8,366	35,811	—	35,811
Total operating expenses	15,975	4,716	—	20,691	10,416	31,107

Operating income / (loss)	5,052	1,702	8,366	15,120	(10,416)	4,704
Loss from equity method affiliates	—	—	(122)	(122)	—	(122)
Other non operating income / (expense)	—	836	—	836	(1,829)	(993)

Income / (loss) before income taxes	5,052	2,538	8,244	15,834	(12,245)	3,589
Income tax expense	—	—	—	—	392	392

Net income / (loss)	5,052	2,538	8,244	15,834	(12,637)	3,197
Less: Net income attributable to the noncontrolling interest	—	—	—	—	1,137	1,137

Net income / (loss) attributable to Cohen & Company Inc.	$5,052	$2,538	$8,244	$15,834	$(13,774)	$2,060

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$191	$—	$191	$437	$628

As of and for the three months ended June 30, 2009	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading	$9,694	$—	$—	$9,694	$—	$9,694
Asset management	—	7,614	—	7,614	—	7,614
New issue and advisory	518	—	—	518	—	518
Principal transactions and other income	11	171	2,438	2,620	—	2,620

Total revenues	10,223	7,785	2,438	20,446	—	20,446
Total operating expenses	10,009	5,652	—	15,661	6,590	22,251

Operating income / (loss)	214	2,133	2,438	4,785	(6,590)	(1,805)
Income from equity method affiliates	—	—	225	225	—	225
Other non operating income / (expense)	—	226	—	226	(1,457)	(1,231)

Income / (loss) before income taxes	214	2,359	2,663	5,236	(8,047)	(2,811)
Income tax expense	—	—	—	—	120	120

Net income / (loss)	214	2,359	2,663	5,236	(8,167)	(2,931)
Less: Net loss attributable to the noncontrolling interest	—	—	—	—	—	—

Net income / (loss) attributable to Cohen & Company Inc.	$214	$2,359	$2,663	$5,236	$(8,167)	$(2,931)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$195	$—	$195	$440	$635

(1)	Unallocated includes certain expenses incurred by overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses related to support departments; (2) interest expense on debt; (3) change in fair value of interest rate swap; and (4) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.

(3)	Goodwill and intangible assets as of June 30, 2010 and 2009 are allocated to the following segments:

As of June 30, 2010:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$412	$9,139	$—	$9,551	—	$9,551
Intangible assets (included in other assets)	$40	178	—	218	—	$218

As of June 30, 2009:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$—	$8,728	$—	$8,728	—	$8,728
Intangible assets (included in other assets)	$40	$889	$—	$929	—	$929

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total Revenues:
United States	$29,813	$18,289	$67,508	$34,503
United Kingdom & Other	5,998	2,157	10,036	2,862

	$35,811	$20,446	$77,544	$37,365

Long-lived assets attributable to an individual country, other than the United States, are not material.

17. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $3,296 and $1,798 for the six months ended June 30, 2010 and 2009, respectively.

Prior to the Merger, the Company was a pass-through entity for U.S. federal income taxes. However, it did pay entity-level taxes in certain local jurisdictions. The Company paid income taxes of $2,287 and $143 for the six months ended June 30, 2010 and 2009, respectively, and received income tax refunds of $873 and $0 for the six months ended June 30, 2010 and 2009, respectively.

In the first half of 2010, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

On May 1, 2010, $140 of in-kind interest on the subordinated notes payable to related parties was added to the principal balance of the subordinated notes payable.

During the second quarter of 2010, the Company received an in-kind distribution of $55 in the form of 109,890 shares of Star Asia from its equity method affiliate, Star Asia SPV. See note 18.

In the first half of 2009, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

During the second quarter of 2009, the Company deconsolidated the Deep Value onshore feeder fund. As a result, the Company recorded a decrease in non-controlling interest of $11,005, a decrease of $10,967 in other investments, at fair value related to the Deep Value onshore feeder fund’s investment in its related master fund, and an increase in accounts payable and other liabilities of $38.

On May 1, 2009, $135 of in-kind interest on the subordinated notes payable to related parties was added to the principal balance of the subordinated notes payable.

On June 1, 2009, the Company entered into an amended and restated credit facility with TD Bank. The Company recorded an increase in other assets and an increase in accounts payable and other liabilities of $450 related to the exit fee the Company is obligated to pay to TD Bank upon the maturity, payment in full, or acceleration of the new credit facility, whichever is to occur first.

18. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six and three months ended June 30, 2010 and 2009. The transactions are listed by related party and the amounts are disclosed in tables at the end of this section.

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

3. RAIT Shares

During the first quarter of 2010, the Company sold all of the shares it held in RAIT. The Company recognized a net gain of $387 during the first quarter of 2010 which is included as a component of principal transactions and other income in the Company’s consolidated statements of operations. Although the Company recognized a net gain during the six months ended June 30, 2010, it incurred a life to date loss of $8,563. The following summarizes key information regarding the Company’s investment in RAIT as of December 31, 2009:

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

4. Securities sold to and purchased from RAIT

In May 2009, the Company’s U.S. broker dealer subsidiary executed a transaction whereby it purchased $8,500 principal amount of the collateralized debt obligation security, RAIT CRE CDO I, Ltd., from an unrelated third party for $340 and immediately sold the security to RAIT for $361. The Company recognized $21 of net trading revenue related to this transaction in the consolidated statements of operations.

In January 2010, the Company’s U.S. broker dealer subsidiary executed a transaction whereby it purchased $6,500 principal amount of a commercial mortgage backed security from an unrelated third party for $4,049 and sold the security to RAIT for $4,179. The Company recognized $130 of net trading revenue related to this transaction in the consolidated statements of operations.

In April 2010, the Company’s U.S. broker dealer subsidiary executed a transaction whereby it purchased $500 principal amount of a commercial mortgage backed security from an unrelated third party for $231 and sold the security to RAIT for $235. The Company recognized $4 of net trading revenue related to this transaction in the consolidated statements of operations.

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

The Company’s shares were included in other investments, at fair value on the consolidated balance sheets during the pre-Merger period. The change in fair value was recognized in earnings under the fair value option accounting provisions of FASB ASC 825 for the six and three months ended June 30, 2009. See note 6.

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

3. Alesco XVII CDO side letter

On March 6, 2008, Cohen Brothers entered into a side letter agreement with AFN with respect to the Alesco XVII CDO whereby Cohen Brothers had agreed to remit to AFN, who was the owner of 75% of the first tier preferred shares of the Alesco XVII CDO, 75% of the collateral management fees Cohen Brothers would receive on the CDO. Cohen Brothers recognized the receipt of collateral management fees in asset management fees in the consolidated statements of operations. Prior to the Merger, Cohen Brothers accounted for this fee to AFN as a reduction to the asset management fees (a concession) since this fee was deemed a direct reduction of Cohen Brothers’ ongoing asset management fees that otherwise would have been earned for the duration of the CDO. The reduction in asset management fees for the six and three months ended June 30, 2009 (which is part of the pre-Merger period from January 1, 2009 through December 16, 2009) was $102 and $50, respectively. Upon the consummation of the Merger on December 16, 2009, the revenue and expense related to this side letter were eliminated for GAAP purposes, and, therefore there was no reduction in asset management fees for the six and three months June 30, 2010 related to the Alesco XVII CDO side letter.

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

TBBK maintained deposits for the Company in the amount of $135 and $70 as of June 30, 2010 and December 31, 2009, respectively.

E. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Brigadier, formed by the Company in May 2006, is a series of investment funds that primarily earns investment returns by investing in various fixed income and credit market related investments and securities through its master fund. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective beginning in the second quarter of 2010, the Brigadier fund has ceased permitting redemptions until final liquidation. It expects the liquidation to be completed during 2010. The fund distributed 90% of its NAV to unit holders during the second quarter of 2010, with the remaining 10% to be distributed upon the completion of final audits and settlement of expenses of the fund. The Company is the general partner and made an initial investment in the onshore feeder fund. As of June 30, 2010 and December 31, 2009, the Company owned 85% of the onshore feeder fund through its general and limited partnership interests. Brigadier has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Brigadier onshore feeder fund would be treated as an equity method affiliate of the Company. The Company continues to treat the onshore feeder fund as an equity method investment even though it owns a majority of the interests as it expects the fund to complete its liquidation during 2010.

The Company has the following transactions with Brigadier:

A.	The Company earned management and incentive fees on its management contract. Effective April 30, 2010 and in conjunction with the liquidation of Brigadier, the Company stopped charging management fees. These fees are recorded as a component of asset management revenue in the consolidated statements of operations.

B.	Under the fair value option of FASB ASC 825, the Company recognizes unrealized and realized gains and losses on its investment in the Brigadier onshore feeder fund. The unrealized gains and losses and realized gains and losses, if any are recorded as a component of principal transactions in the consolidated statements of operations.

2. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of June 30, 2010 and December 31, 2009, the Company directly owned approximately 22% and 11%, respectively, of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate and the chairman and chief executive officer of the Company is a member of Star Asia’s board of directors.

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

3. EuroDekania invests primarily in hybrid capital securities of European banks and insurance companies, CMBS, RMBS and widely syndicated leverage loans. As of June 30, 2010 and December 31, 2009, the Company directly owned approximately 3% and

2%, respectively, of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the chairman and chief executive officer of the Company is a member of EuroDekania’s board of directors.

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

6. MFCA primarily invests in securities that are exempt from U.S. federal income taxes. As of June 30, 2010 and December 31, 2009, the Company owned approximately 3% of MFCA’s outstanding shares. MFCA has been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would be treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company is the former chairman of MFCA’s board and still serves as a member of the board; and (iii) the president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party.

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

7. Cohen Financial Group, Inc. (“CFG”) had been identified as a related party because it was a member of the Company prior to the Merger. CFG began the dissolution process prior to completion of the Merger. The Company expects CFG to complete its dissolution process by the end of 2010. From time to time, the Company advanced CFG funds for normal operating purposes; these amounts were treated as due from related party in the consolidated balance sheets. As of June 30, 2010 and December 31, 2009, the Company had outstanding receivables due from CFG of $7 and $76, respectively.

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

9. Deep Value is a series of closed-end distressed debt funds. Deep Value raises capital from investors, and earns investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of residential mortgage-backed securities and other real estate related securities, as well as other U.S. real estate related assets and related securities. As of June 30, 2010 and December 31, 2009, the Company owned 30% of the Deep Value onshore feeder fund and 10% of the Deep Value offshore feeder fund. Deep Value (as a group) has been identified as a related party because (i) in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeders in which the Company has an investment would be treated as equity method affiliates of the Company and (ii) the Company has an equity method investment through its 50% ownership of the Deep Value GP which is the general partner of the feeder funds.

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

10. Star Asia SPV is a newly formed Delaware limited liability company. The Company directly owned approximately 25% of Star Asia SPV’s outstanding shares as of June 30, 2010. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. See note 9.

11. Duart is a newly formed Delaware limited liability company. The Company directly owned 20% of Duart’s outstanding equity interests as of June 30, 2010. Duart has been identified as a related party because it is an equity method investee of the Company. See note 9.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the six and three months ended June 30, 2010 and 2009, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Six months ended June 30, 2010

(Dollars in Thousands)

		Principal transactions and other income
	Management fee revenue	Dividend income	Gain/(Loss)	Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$54	$—	$60	$—	$—
RAIT	—	—	387	—	(5)
AFN	—	—	—	—	—
CBF	130	—	—	—	—
Star Asia	—	—	13,748	—	—
Star Asia Manager	—	—	—	405	—
Star Asia SPV	—	—	—	80	—
EuroDekania	333	—	23	—	—
MFCA	—	30	70	—	9
DEKU	—	—	—	—	—
Deep Value	1,511	—	2,377	15	—
Duart	—	—	—	(608)	—

Total	$2,028	$30	$16,665	$(108)	$4

RELATED PARTY TRANSACTIONS

Three months ended June 30, 2010

(Dollars in Thousands)

		Principal transactions and other income
	Management fee revenue	Dividend income	Gain/(Loss)	Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$14	$—	$(81)	$—	$—
RAIT	—	—	—	—	(3)
AFN	—	—	—	—	—
CBF	62	—	—	—	—
Star Asia	—	—	4,793	—	—
Star Asia Manager	—	—	—	229	—
Star Asia SPV	—	—	—	80	—
EuroDekania	167	—	22	—	—
MFCA	—	30	70	—	5
DEKU	—	—	—	—	—
Deep Value	774	—	1,095	6	—
Duart	—	—	—	(437)	—

Total	$1,017	$30	$5,899	$(122)	$2

RELATED PARTY TRANSACTIONS

Six months ended June 30, 2009

(Dollars in Thousands)

		Principal transactions and other income
	Management fee revenue	Dividend income	Gain/(Loss)	Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$919	$—	$118	$—	$—
RAIT	—	—	(628)	—	25
AFN	—	—	176	—	142
CBF	143	—	—	—	—
Star Asia	—	—	459	—	—
Star Asia Manager	—	—	—	615	—
Star Asia SPV	—	—	—	—	—
EuroDekania	333	84	(796)	—	—
MFCA	120	—	545	—	20
DEKU	—	—	—	(4,482)	15
Deep Value	993	—	2,091	9	—

Total	$2,508	$84	$1,965	$(3,858)	$202

RELATED PARTY TRANSACTIONS

Three months ended June 30, 2009

(Dollars in Thousands)

		Principal transactions and other income
	Management fee revenue	Dividend income	Gain/(Loss)	Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$450	$—	$(171)	$—	$—
RAIT	—	—	76	—	12
AFN	—	—	156	—	75
CBF	73	—	—	—	—
Star Asia	—	—	751	—	—
Star Asia Manager	—	—	—	217	—
Star Asia SPV	—	—	—	—	—
EuroDekania	167	84	(552)	—	—
MFCA	14	—	315	—	7
DEKU	—	—	—	—	—
Deep Value	571	—	2,105	8	—

Total	$1,275	$84	$2,680	$225	$94

The following related party transactions are non-routine and are not included in the tables above.

F. Additional Investment in Star Asia

In March 2010, the Company purchased 2,279,820 common shares of Star Asia for $1,334 and 1,139,910 units of Star Asia SPV for $4,058 (a total of $5,392) directly from Star Asia as part of a rights offering. See notes 5, 6 and 9.

During the second quarter of 2010, the Company purchased 551,166 common shares of Star Asia for $1,837 and 270,658 units of Star Asia SPV for $328 (a total of $2,165) directly from unrelated third party investors of Star Asia.

In June 2010, the Company received an in-kind distribution of $55 in the form of 109,890 shares of Star Asia from the Company’s equity method affiliate, Star Asia SPV. See notes 9 and 17.

G. Subordinated Notes Payable

As of June 30, 2010 and December 31, 2009, the Company had $3,863 and $3,807, respectively, of subordinated notes payable to the Company’s employees. Of the $3,863 of outstanding subordinated notes payable to related parties as of June 30, 2010, $2,636 and $1,164 are payable to Messrs. Cohen and Ricciardi, respectively. Of the $3,807 of outstanding subordinated notes payable to related parties as of December 31, 2009, $2,598 and $1,147 are payable to Messrs. Cohen and Ricciardi, respectively. See note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

H. Additional Investment in MFCA

In June 2009, the Company purchased 500,100 common shares of MFCA directly from MFCA for $600 as part of a rights offering.

I. Directors and Employees

In addition to the employment agreements described under “Item 11 — Executive Compensation — Employment Agreements; Termination and Change of Control Arrangements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

J. Other

From time to time, the Company’s U.S. broker dealer subsidiary provided certain brokerage services to its employees in the ordinary course of doing business. The Company recognized immaterial amounts of revenue from these activities in the six and three months ended June 30, 2010 and 2009.

19. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 18 and final settlement of those transactions in cash. All amounts are non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	June 30, 2010	December 31, 2009
RAIT	$94	$85
Brigadier	13	168
Deep Value	774	640
Deep Value GP	5	68
Deep Value GP II	29	20
Star Asia Manager	23	17
Cohen Financial Group, Inc.	7	76
Cohen Brothers Financial, LLC	154	174
Employees	—	7

Total Due from Related Parties	$1,099	$1,255

Employees	$60	$—

Total Due to Related Parties	$60	$—

20. Subsequent Events

Master Transaction Agreement to Sell Alesco I through Alesco XVII Collateral Management Rights

On July 29, 2010, CCFM, a subsidiary of Cohen & Company, sold to ATP Management LLC (“ATP”) the collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations, which represent $3.8 billion of assets under management. In addition, CCFM has agreed to sell to ATP its collateral management rights and responsibilities arising after the sale relating to the Alesco I through IX securitizations, which represent $3.0 billion of assets under management, upon satisfaction of certain conditions, including obtaining the consent of certain equity holders.

Pursuant to the terms of the agreement, ATP will pay CCFM an aggregate sum of up to $9.5 million ($5.4 million for the Alesco X through XVII rights, and up to $4.1 million for the Alesco I through IX rights), plus an earn-out equal to 50% of all management fees collected over a seven-year period that are in excess of an agreed upon amount. The earn-out portion of consideration has the potential to result in payments of up to $12 million during the seven-year period depending primarily on the level of defaults and prepayments experienced in the securitizations. The agreement affects $6.8 billion, or 47%, of Cohen & Company’s $14.5 billion of assets under management at June 30, 2010. Alesco I through XVII generated $2.5 million, or 40%, of Cohen & Company’s $6.2 million of asset management revenue in the second fiscal quarter of 2010 (with Alesco X through XVII representing $1.4 million, or 22%).

Three-Year Services Agreement

In connection with the Master Transaction Agreement, CCFM has entered into a three-year Services Agreement under which it will provide certain services to ATP. ATP will pay CCFM up to $23.0 million ($13.6 million for the Alesco X through XVII securitizations, and up to $9.4 million for the Alesco I through IX securitizations if such rights are sold) over that time. ATP has agreed to escrow the $23 million payable under this arrangement as such rights are sold.

Total cash received by Cohen & Company from the initial closing on July 29, 2010 under the Master Transaction Agreement and the three-year Services Agreement was $5.1 million, net of purchase price adjustments.

$14.6 Million Two-Year Senior Secured Credit Facility

On July 29, 2010, Dekania Investors, LLC, another subsidiary of Cohen & Company, entered into a new $14.6 million secured credit facility with TD Bank, N.A. The new credit facility expires in September 2012, and replaces Cohen Brothers, LLC’s previous $30 million revolving credit facility that was due to expire on May 31, 2011. Proceeds of the credit facility will be used to finance working capital requirements and for general corporate purposes. Cohen & Company, and its affiliates, continue to grant TD Bank a security interest in certain of their assets, including their rights in the three-year Services Agreement discussed above. The current minimum annual interest rate of the credit facility is 6.0%, which is less than the minimum annual interest rate of 8.5% on the previous $30 million revolving credit facility.

The credit facility is comprised of $13.3 million of term loan capacity and a maximum of $1.3 million for the issuances of letters of credit. On July 30, 2010, Dekania Investors, LLC drew the first $9.3 million term loan. The remaining $4.0 million of term loan capacity may be drawn, depending on which of the remaining contractual rights and responsibilities relating to the Alesco I through IX securitizations are sold, as and if required consents are obtained. Scheduled payments of principal and interest are required over the term of the credit facility. TD Bank will not be required to fund the additional term loan draws if they are not made by September 30, 2010.

Offer to Purchase any and all Outstanding Unsecured Subordinated Promissory Notes Due June 20, 2013

On July 29, 2010, CCS commenced its offer to purchase all of the outstanding unsecured subordinated promissory notes issued by Cohen Brothers, LLC due June 20, 2013. The notes have a current principal balance of $9.5 million, and interest is paid in cash at an annual rate equal to nine percent (9%) per annum and in kind, at an annual rate equal to three percent (3%) per annum.

The offer will expire at 11:59 PM, New York City time, on August 26, 2010, unless extended or earlier if terminated by CCS. Holders of the notes who validly tender, and do not validly withdraw, their notes on or prior to the expiration date will receive $0.80 for each $1.00 principal amount of notes tendered, plus eighty percent (80%) of accrued and unpaid in kind interest up to, but excluding, the payment date, plus one hundred percent (100%) of accrued and unpaid cash interest up to, but excluding, the payment date.

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

•

Capital Markets. Our Capital Markets business segment consists of credit-related fixed income sales and trading, as well as new issue placements in corporate and securitized products. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: high grade corporate bonds, high yield corporate bonds, ABS, MBS, collateralized loan obligations (“CLOs”), TruPS, whole loans, and other structured financial instruments. We believe that we are one of the most active participants in the brokering of TruPS due to our knowledge of the transactions and the relationships we maintain with institutional investors in these securities. During the first half of 2010, we added a team to originate and trade brokered deposits or CDs for small banks as well as established an agency brokerage business offering execution and brokerage services for cash equity and derivative products.

•

Asset Management. We serve the needs of client investors by managing assets within investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations (collectively, “investment vehicles”). A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds or TruPS. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders will have recourse only to the assets securing the loans. Our Asset Management business segment includes our fee-based asset management operations which include on-going base, subordinate and incentive management fees. As of June 30, 2010, we had approximately $14.5 billion in assets under management (“AUM”).

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

Assets Under Management

AUM refers to our assets under management and equals the sum of: (1) the gross assets included in collateralized debt obligations that we have sponsored and manage; plus (2) the gross assets accumulated and temporarily financed in warehouse facilities during the accumulation phase of the securitization process, which gross assets are intended to be included in collateralized debt obligations; plus (3) the gross assets of a portfolio that we managed for RAIT; plus (4) the NAV of the permanent capital vehicles and investment funds we manage; plus (5) the NAV of other managed accounts.

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

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of June 30,		As of December 31,
	2010	2009	2009	2008	2007

Company sponsored collateralized debt obligations	$13,791,804	$17,089,778	$15,569,780	$23,486,862	$37,881,563

Other managed assets (1)	—	—	—	177,447	5,293,739

Permanent capital vehicles	172,066	257,915	161,984	324,764	556,559

Investment funds	252,368	235,790	243,894	301,675	191,488

Managed accounts (2)	270,436	—	230,285	—	—

Assets under management (end of period) (3)	$14,486,674	$17,583,483	$16,205,943	$24,290,748	$43,923,349

Average assets under management — company sponsored collateralized debt obligations	$14,567,781	$19,047,892	$17,524,608	$30,005,018	$32,646,629

(1)	Includes assets in the accumulation phase as well as other assets managed for third parties or affiliates.
(2)	Represents client funds managed under separate account arrangements.
(3)	AUM for company sponsored collateralized debt obligations, other managed assets, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the period indicated.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2010 and 2009.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30,		Favorable/(Unfavorable)
	2010	2009	$ Change	% Change
Revenues
Net trading	$42,458	$21,011	$21,447	102%
Asset management	13,014	16,913	(3,899)	(23)%
New issue and advisory	2,073	745	1,328	178%
Principal transactions and other income (loss)	19,999	(1,304)	21,303	N/M

Total revenues	77,544	37,365	40,179	108%

Operating expenses
Compensation and benefits	50,403	34,095	(16,308)	(48)%
Business development, occupancy, equipment	2,721	2,757	36	1%
Professional services, subscriptions, and other operating	12,195	7,366	(4,829)	(66)%
Depreciation and amortization	1,271	1,289	18	1%

Total operating expenses	66,590	45,507	(21,083)	(46)%

Operating income / (loss)	10,954	(8,142)	19,096	235%

Non operating income / (expense)
Interest expense	(3,822)	(2,655)	(1,167)	(44)%
Gain on repurchase of debt	886	—	886	N/M
Gain on sale of management contracts	971	4,484	(3,513)	(78)%
Income/(loss) from equity method affiliates	(108)	(3,858)	3,750	97%

Income / (loss) before income tax expense	8,881	(10,171)	19,052	187%
Income tax expense	1,123	188	(935)	(497)%

Net income / (loss)	7,758	(10,359)	18,117	175%
Less: Net income / (loss) attributable to the noncontrolling interest	2,783	(11)	(2,794)	N/M

Net income / (loss) attributable to Cohen & Company Inc.	$4,975	$(10,348)	$15,323	148%

N/M = Not Meaningful

Revenues

Revenues increased by $40,179, or 108%, to $77,544 for the six months ended June 30, 2010 from $37,365 for the six months ended June 30, 2009. As discussed in more detail below, the change was comprised of increases of $21,447 in net trading revenue, $21,303 in principal transactions and other income (loss) and $1,328 in new issue and advisory revenue, partially offset by a decrease of $3,899 in asset management revenue.

Net Trading

Net trading revenue increased $21,447, or 102%, to $42,458 for the six months ended June 30, 2010 from $21,011 for the six months ended June 30, 2009.

The increase in net trading revenue for the six months ended June 30, 2010 is primarily the result of (i) the continued build-out of the Capital Markets segment and our increase in overall Capital Markets headcount to 101 as of June 30, 2010 as compared to 47 as of June 30, 2009, which included a significant expansion of our European Capital Markets team; and (ii) improved results as we transition to a strategy of using risk capital, including the impact of the increased value in leveraged credit products on our trading investments, realized and unrealized.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. Due to volatility and uncertainty in the markets, the net trading revenue recognized during the six months ended June 30, 2010 may not be indicative of future results. Furthermore, some of the assets included in the Investments—trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates using internal valuation models and other estimates. See note 6 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $3,899, or 23%, to $13,014 for the six months ended June 30, 2010 from $16,913 for the six months ended June 30, 2009, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	June 30, 2010	June 30, 2009	Change
Collateralized debt obligations	$10,087	$14,405	$(4,318)
Investment funds	1,565	1,912	(347)
Other	1,362	596	766

Total	$13,014	$16,913	$(3,899)

Collateralized Debt Obligations

Asset management revenue from company-sponsored collateralized debt obligations decreased $4,318 to $10,087 for the six months ended June 30, 2010 from $14,405 for the six months ended June 30, 2009. The following table summarizes the periods presented by asset class:

COLLATERALIZED DEBT OBLIGATION ASSET MANAGEMENT FEES EARNED BY ASSET CLASS

(dollars in thousands)

	June 30, 2010	June 30, 2009	Change
Trust preferred securities and insurance company debt — U.S.	$6,118	$6,556	$(438)
High grade and mezzanine ABS	1,546	2,774	(1,228)
Middle market loans — U.S.	—	986	(986)
Trust preferred securities and insurance company debt — Europe	1,558	3,293	(1,735)
Broadly syndicated loans — Europe	865	374	491
Obligations of tax exempt entities	—	422	(422)

Total	$10,087	$14,405	$(4,318)

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

Asset management fees for TruPS and insurance company debt of European companies decreased primarily because we stopped accruing for subordinated fees for certain collateralized debt obligations due to the non-payment of such fees during 2009 and due to the decline in the average AUM in this asset class due to greater levels of deferrals and defaults of the underlying assets as well as a result of exchange rate fluctuations.

Asset management fees for Broadly Syndicated Loans – Europe increased because we began accruing for subordinated asset management fees again when payments resumed in January 2010. We stopped accruing for subordinated fees in this asset class due to the non-payment of such fees related to the period effective January 1, 2009.

Asset management fees for obligations of tax exempt entities decreased during the six months ended June 30, 2010 as compared to the same period in 2009 because in March 2009, we entered into a sub-advisory agreement with an unrelated third party, related to the Structured Tax-Exempt Pass-Through (“STEP”) management contract. From March 18, 2009 through April 21, 2009, we continued to receive collateral management fees from this securitization and served as its manager. Effective April 22, 2009, the STEP management contract was formally assigned to the unrelated third party who then became the collateral manager. Per our agreement, the new collateral manager pays us a fee equal to 55% of any management fees the unrelated third party receives from this securitization. As of April 22, 2009 and thereafter, we recognize this sub advisory fee as other income which is a component of principal transactions and other income in the consolidated statements of operations.

Investment Funds

Our asset management revenue from investment funds is comprised of fees from the management of Brigadier and Deep Value.

	June 30, 2010	June 30, 2009	Change
Brigadier	$54	$919	$(865)
Deep Value	1,511	993	518

Total	$1,565	$1,912	$(347)

The increase in Deep Value revenue was primarily because there was an increase in NAV during the first half of 2010 as compared to the first half of 2009. In addition, during the first quarter of 2009, we consolidated the onshore fund of Deep Value and the related management fees that were earned were eliminated in consolidation and were effectively recognized as a component of noncontrolling interest in the consolidated statements of operations. We de-consolidated the onshore fund subsequent to the first quarter of 2009.

The decrease in Brigadier revenue was due to a decrease in base and incentive management fee revenue of $865. Brigadier had experienced extensive redemptions during 2009. We are currently in the process of liquidating the Brigadier fund and expect to complete the liquidation by the end of 2010. Effective beginning in the second quarter of 2010, the Brigadier fund ceased permitting redemptions until final liquidation. Brigadier expects the liquidation to be completed during 2010. The fund distributed 90% of its NAV to unit holders during the second quarter of 2010, with the remaining 10% to be distributed upon the completion of final audits and settlement of expenses of the fund. We ceased charging management fees effective April 30, 2010.

Other

Our other asset management revenue consists of revenue earned from permanent capital vehicles and managed accounts. The net increase of $766 was primarily comprised of an increase of managed accounts fees of $886, partially offset by a decrease of $120 from MFCA. The MFCA management contract was assigned to a third party in the first quarter of 2009.

In conjunction with the assignment of the MFCA management contract, we will receive a participation fee beginning on March 18, 2012 and for the ten-year period thereafter equal to 10% of the revenue earned in excess of $1,000 annually by the unrelated third party for managing MFCA.

The increase in fees from managed accounts is due to the fact that the managed account arrangements were entered into subsequent to the second quarter of 2009.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,328, or 178%, to $2,073 for the six months ended June 30, 2010 as compared to $745 for the same period in 2009. The increase is primarily attributable to an increased number of new issue and advisory engagements that closed during 2010 as compared to 2009.

Principal Transactions and Other Income (Loss)

Principal transactions and other income increased by $21,303, to income of $19,999 for the six months ended June 30, 2010, as compared to a loss of $1,304 for the six months ended June 30, 2009.

Principal Transactions & Other Income

(dollars in thousands)

	June 30, 2010	June 30, 2009	Change
Change in fair value of other investments, at fair value	$19,419	$(1,196)	$20,615
Foreign currency	(180)	(920)	740
Dividend, interest, and other income	760	812	(52)

Total	$19,999	$(1,304)	$21,303

The increase in the change in fair value of other investments of $20,615 is comprised of the following:

	June 30, 2010	June 30, 2009	Change
AFN	$—	$176	$(176)
EuroDekania	23	(796)	819
Star Asia	13,748	459	13,289
RAIT	387	(628)	1,015
Brigadier	60	118	(58)
MFCA	70	545	(475)
Deep Value	2,377	2,091	286
Other	2,754	(3,161)	5,915

Total	$19,419	$(1,196)	$20,615

Effective with the merger on December 16, 2009, our investment in AFN was reclassified as treasury stock and is not adjusted going forward. RAIT (NYSE: RAS) is a publicly traded company so changes in the value of our investment match changes in the public share price. In addition, we sold our investment in RAIT during the first quarter of 2010. Our investments in EuroDekania, Star Asia, Brigadier, MFCA, and Deep Value generally increase and decrease in value based on the NAV of the underlying funds.

In March 2010, Star Asia undertook a rights offering at a substantial discount to underlying NAV. Each investor in Star Asia was issued rights to participate up to their pro rata ownership percentage. We, along with two other third party investors of Star Asia, agreed to acquire our pro rata share and any unsubscribed shares (we each agreed to acquire one third of any unsubscribed shares). As a result, we invested $1,334 during the first quarter of 2010 to acquire 2,279,820 shares of Star Asia. 1,166,000 shares represented our pro rata ownership percentage and 1,113,820 represented our share of the unsubscribed amounts. During the second quarter of 2010, we also purchased 551,166 shares directly from unrelated third parties for $1,837 and received 109,890 shares as an in-kind distribution for $55 from Star Asia SPV (which was the price for which Star Asia SPV had acquired the shares from third party investors through a tender offer). All of these purchases, including the tender offer, were made at amounts below Star Asia’s net asset value. For the six months ended June 30, 2010, the change in fair value of our investment in Star Asia was comprised of $8,821 from our investment in the unsubscribed shares in the rights offering at a substantial discount to NAV, $3,757 from our purchases of shares and receipt of shares from Star Asia SPV during the second quarter at amounts below NAV, and $1,170 from changes in the underlying NAV of Star Asia.

The change in other investments was comprised of an increase of $1,052 related to certain investments acquired as part of the Merger, $(514) related to net realized and unrealized losses on yen-based forward contracts put in place to partially hedge fluctuations in the investment value of Star Asia, and of the remaining $5,377 change, $4,797 relates to a single investment in a securitization which was sold during 2010. The remainder relates to improved results from investments held in both periods.

We receive payments under certain asset management contracts in Euros or U.K. Pounds Sterling; however, our functional currency is the United States dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling and United States Dollars in the related periods. We have not hedged our foreign currency exposure related to management fees paid in Euros or U.K. Pounds Sterling to date.

Operating Expenses

Operating expenses increased $21,083, or 46%, to $66,590 for the six months ended June 30, 2010 from $45,507 for the six months ended June 30, 2009. The change was due to increases of $16,308 in compensation and benefits and $4,829 in professional services, subscriptions, and other operating, which was partially offset by decreases of $36 in business development, occupancy, equipment, and $18 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased $16,308, or 48%, to $50,403 for the six months ended June 30, 2010 from $34,095 for the six months ended June 30, 2009.

COMPENSATION AND BENEFITS

(dollars in thousands)

	June 30, 2010	June 30, 2009	Change
Cash compensation and benefits	$48,582	$31,958	$16,624
Equity-based compensation	1,821	2,137	(316)

	$50,403	$34,095	$16,308

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The increase in cash compensation and benefits is primarily a result of the increase in incentive compensation which is tied to revenue and profitability. In addition, our total headcount increased from 114 at June 30, 2009 to 151 at June 30, 2010.

Compensation and benefits includes equity-based compensation which decreased $316, or 15%, to $1,821 for the six months ended June 30, 2010 from $2,137 for the six months ended June 30, 2009.

For the six months ended June 30, 2009, compensation and benefits includes equity-based compensation of $948 related to the amortization of restricted units consisting of Cohen Brothers long-term incentive profit (“LTIP”) units awarded to our executives and $1,189 related to the amortization of Cohen Brothers options awarded to our employees. Upon the closing of the Merger, the vesting of the LTIP units was accelerated in December 2009 and such LTIPs were automatically converted to Cohen Brothers membership units and then converted into our Common Stock and the options awarded to our employees, to the extent not exercised prior to the Merger, were automatically cancelled. For the six months ended June 30, 2010, compensation and benefits includes equity-based compensation of $1,218 related to the amortization of restricted units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, and $603 related to restricted shares of our Common Stock.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment decreased $36, or 1%, to $2,721 for the six months ended June 30, 2010 from $2,757 for the six months ended June 30, 2009. Business development expenses, such as promotion, advertising, travel and entertainment constituted $179 of the decrease from the six months ended June 30, 2009, primarily due to a concerted effort to reduce business development expenditures. The decrease was partially offset by an increase in rent expense of $73.

Professional Services, Subscriptions, and Other Operating Expenses

Professional services, subscriptions, and other operating expenses increased $4,829, or 66%, to $12,195 for the six months ended June 30, 2010 from $7,366 for the six months ended June 30, 2009. The increase included an increase of $1,937 in legal and professional fees, $282 of recruiting expense, an increase of $606 in insurance premiums, an increase of $853 in subscription costs, an increase of $436 in consulting fees, and an increase of $715 in other costs.

Depreciation and Amortization

Depreciation and amortization decreased $18, or 1%, to $1,271 for the six months ended June 30, 2010 from $1,289 for the six months ended June 30, 2009. The entire decline was due to a decrease in depreciation and amortization expense on furniture, equipment and leasehold improvements due to certain equipment becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased $1,167, or 44%, to $3,822 for the six months ended June 30, 2010 from $2,655 for the six months ended June 30, 2009. This increase of $1,167 was primarily comprised of (a) a decrease of $1,568 of interest incurred on our bank debt; (b) an increase of $973 of interest incurred on convertible senior notes assumed from AFN; (c) an increase of $1,735 of interest incurred on junior subordinated notes assumed from AFN; and (d) an increase of $21 of interest incurred on subordinated notes payable. The six month period ended June 30, 2009 also includes non-operating income of $6 related to an interest rate swap we terminated on June 1, 2009 when we entered into an amended and restated credit facility. The decrease of $1,167 on bank debt was primarily due to the fact that we reduced the amount outstanding under the line of credit to $0 in February 2010.

Gain on Repurchase of Debt

In March 2010, we repurchased $5,144 notional amount of contingent convertible senior notes from an unrelated third party for $4,115. The notes had a carrying value of $5,001 resulting in a gain from repurchase of debt of $886 which is included as a separate component of non-operating income/(expense) in our consolidated statements of operations. See note 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. We did not repurchase any debt in the six month period ended June 30, 2009.

Gain on Sale of Management Contracts

The gain on sale of management contracts decreased $3,513, or 78%, to $971 for the six months ended June 30, 2010 from $4,484 for six months ended June 30, 2009. On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loans-U.S. (Emporia) business line to an unrelated third party. We received net proceeds from this sale, after payment of certain expenses, of $7,258. In addition, we were entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We had agreed to pay $3,000 of the net proceeds to AFN in order to compensate AFN for amounts that it would have otherwise received under a leverage loan warehouse facility in which AFN had an interest. This payment was only required if the Merger was not completed. We recorded a net gain on sale of management contracts of $4,484 for the six months ended June 30, 2009, representing the net cash received of $7,484, which also includes the payments received from the unrelated third party during the second quarter of 2009, less the $3,000 contingent payment due to AFN. We recognized the contingent payment as a liability as of June 30, 2009. This contingent payment was not made and the additional $3,000 gain was subsequently recognized in December 2009. We record the contingent payments to be received from the unrelated third party of the subordinated fee (of up to $1,500) as additional gain as such payments are actually received. We recorded $971 of these contingent payments during the six months ended June 30, 2010. As of June 30, 2010, we reached the maximum limit of additional fees we could receive under these contracts. Therefore, we will no longer record any additional gain on these contracts in future periods.

Loss from Equity Method Affiliates

Loss from equity method affiliates decreased $3,750 to a loss of $108 for the six months ended June 30, 2010 from a loss of $3,858 for the six months ended June 30, 2009. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of June 30, 2009, we had two equity method investees: (1) Star Asia Manager and (2) Deep Value GP. During the first half of 2009, we wrote off our equity method investment in DEKU for a total charge of $4,482, since DEKU was liquidated in February 2009. As of June 30, 2010, we had five equity method investees: (1) Star Asia Manager, (2) Deep Value GP, (3) Deep Value GP II; (4) Star Asia SPV; and (5) Duart. See notes 9 and 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense

Income tax expense increased by $935 to income tax expense of $1,123 for the six months ended June 30, 2010 from income tax expense of $188 for the six months ended June 30, 2009, primarily as a result of an increase in our overall taxable income as well as the fact that the Company is treated as a C corporation in 2010. See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Net Income / (Loss) Attributable to the Noncontrolling Interest

Net income / (loss) attributable to the noncontrolling interest for the first half of 2009 was comprised of (1) the 45% of the noncontrolling interest attributable to the onshore feeder fund of Deep Value, which we consolidated as of December 31, 2008, through to the first quarter of 2009 since we owned a majority of the limited partner interests since its first closing in April 2008 through the end of the first quarter of 2009. During the second quarter of 2009, our ownership percentage in the onshore feeder fund declined to 30%. Accordingly, in the second quarter of 2009, we deconsolidated the onshore feeder fund. No gain or loss was recognized related to the deconsolidation as the amounts transferred were already based on fair value. For the first half of 2010, the net income / (loss) attributable to noncontrolling interest was comprised of the 33.8% noncontrolling interest related to member interests in our majority owned subsidiary, Cohen Brothers, other than the interests held by us for the six months ended June 30, 2010.

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2010 and 2009.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended June 30,		Favorable/(Unfavorable)
	2010	2009	$ Change	% Change
Revenues
Net trading	$19,690	$9,694	$9,996	103%
Asset management	6,244	7,614	(1,370)	(18)%
New issue and advisory	1,405	518	887	171%
Principal transactions and other income (loss)	8,472	2,620	5,852	223%

Total revenues	35,811	20,446	15,365	75%

Operating expenses
Compensation and benefits	23,272	16,656	(6,616)	(40)%
Business development, occupancy, equipment	1,338	1,210	(128)	(11)%
Professional services, subscriptions, and other operating	5,869	3,750	(2,119)	(57)%
Depreciation and amortization	628	635	7	1%

Total operating expenses	31,107	22,251	(8,856)	(40)%

Operating income / (loss)	4,704	(1,805)	6,509	361%

Non operating income / (expense)
Interest expense	(1,829)	(1,457)	(372)	(26)%
Gain on sale of management contracts	836	226	610	270%
Income/(loss) from equity method affiliates	(122)	225	(347)	(154)%

Income / (loss) before income tax expense	3,589	(2,811)	6,400	228%
Income tax expense	392	120	(272)	(227)%

Net income / (loss)	3,197	(2,931)	6,128	209%
Less: Net income / (loss) attributable to the noncontrolling interest	1,137	—	(1,137)	N/M

Net income / (loss) attributable to Cohen & Company Inc.	$2,060	$(2,931)	$4,991	170%

N/M = Not Meaningful

Revenues

Revenues increased by $15,365, or 75%, to $35,811 for the three months ended June 30, 2010 from $20,446 for the three months ended June 30, 2009. As discussed in more detail below, the change was comprised of increases of $9,996 in net trading revenue, $5,852 in principal transactions and other income (loss) and $887 in new issue and advisory revenue, partially offset by a decrease of $1,370 in asset management revenue.

Net Trading

Net trading revenue increased $9,996, or 103%, to $19,690 for the three months ended June 30, 2010 from $9,694 for the three months ended June 30, 2009.

The increase in net trading revenue for the three months ended June 30, 2010 is primarily the result of (i) the continued build-out of the Capital Markets segment and our increase in overall Capital Markets headcount to 101 as of June 30, 2010 as compared to 47 as of June 30, 2009, which included a significant expansion of our European Capital Markets team; and (ii) improved results as we transition to a strategy of using risk capital, including the impact of the increased value in leveraged credit products on our trading investments, realized and unrealized.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. Due to volatility and uncertainty in the markets, the net trading revenue recognized during any three month period may not be indicative of future results. Furthermore, many of the assets included in the Investments—trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates using internal valuation models and other estimates. See note 6 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $1,370, or 18%, to $6,244 for the three months ended June 30, 2010 from $7,614 for the three months ended June 30, 2009, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	June 30, 2010	June 30, 2009	Change
Collateralized debt obligations	$4,743	$6,339	$(1,596)
Investment funds	788	1,021	(233)
Permanent capital vehicles and other	713	254	459

Total	$6,244	$7,614	$(1,370)

Collateralized Debt Obligations

Asset management revenue from company-sponsored collateralized debt obligations decreased $1,596 to $4,743 for the three months ended June 30, 2010 from $6,339 for the three months ended June 30, 2009. The following table summarizes the periods presented by asset class:

COLLATERALIZED DEBT OBLIGATION ASSET MANAGEMENT FEES EARNED BY ASSET CLASS

(dollars in thousands)

	June 30, 2010	June 30, 2009	Change
Trust preferred securities and insurance company debt — U.S.	$2,863	$3,114	$(251)
High grade and mezzanine ABS	720	1,084	(364)
Middle market loans — U.S.	—	—	—
Trust preferred securities and insurance company debt — Europe	746	1,939	(1,193)
Broadly syndicated loans — Europe	414	156	258
Obligations of tax exempt entities	—	46	(46)

Total	$4,743	$6,339	$(1,596)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined due to greater levels of deferrals and defaults of the underlying assets.

Substantially all our TruPS trusts have stopped paying subordinated management fees, with the exception of two TruPS trusts. However, we will begin accruing the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. If payments resume in the future, but we are unsure of continued payment, we will recognize the subordinated asset management fee as payments are received and will not accrue the fee on a monthly basis. One of the TruPS trusts referred to above resumed payment of subordinated assets management fees in March 2010.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets and liquidations of certain collateralized debt obligations.

Asset management fees for middle market loans of United States companies was $0 for both periods because we sold three CLO management contracts comprising substantially all of our Emporia business line to an unrelated third party in February 2009.

Asset management fees for TruPS and insurance company debt of European companies decreased primarily because we stopped accruing for subordinated fees for certain collateralized debt obligations due to the non-payment of such fees during 2009 and due to the decline in the average AUM in this asset class due to greater levels of deferrals and defaults of the underlying assets as well as a result of exchange rate fluctuations.

Asset management fees for Broadly Syndicated Loans – Europe increased because we began accruing for subordinated asset management fees again when payments resumed in December 2009. We stopped accruing for subordinated fees in this asset class due to the non-payment of such fees during the first quarter of 2009.

Asset management fees for obligations of tax exempt entities decreased during the three months ended June 30, 2010 as compared to the same period in 2009 because in March 2009, we entered into a sub-advisory agreement with an unrelated third party, related to the STEP management contract. From March 18, 2009 through April 21, 2009, we continued to receive collateral management fees from this securitization and served as its manager. Effective April 22, 2009, the STEP management contract was formally assigned to the unrelated third party who then became the collateral manager. Per our agreement, the new collateral manager pays us a fee equal to 55% of any management fees the unrelated third party receives from this securitization. As of April 22, 2009 and thereafter, we recognize this sub advisory fee as other income which is a component of principal transactions and other income in the consolidated statements of operations.

Investment Funds

Our asset management revenue from investment funds is comprised of fees from the management of Brigadier and Deep Value.

	June 30, 2010	June 30, 2009	Change
Brigadier	$14	$450	$(436)
Deep Value	774	571	203

Total	$788	$1,021	$(233)

The increase in Deep Value revenue was primarily because there was an increase in NAV during the second quarter of 2010 as compared to the second quarter of 2009.

The decrease in Brigadier revenue was due to a decrease in base and incentive management fee revenue of $436. Brigadier has experienced extensive redemptions during 2009. The Company is currently in the process of liquidating the Brigadier fund and expects to complete the liquidation by the end of 2010. Effective beginning in the second quarter of 2010, the Brigadier fund has ceased permitting redemptions until final liquidation. It expects the liquidation to be completed during 2010. The fund distributed 90% of its NAV to unit holders during the second quarter of 2010, with the remaining 10% to be distributed upon the completion of final audits and settlement of expenses of the fund. We have stopped charging management fees effective April 30, 2010.

Other

Our other asset management revenue consists of revenues from permanent capital vehicles and managed accounts. The net increase of $459 was primarily comprised of an increase of managed account fees of $473, partially offset by a decrease of $14 from MFCA. The MFCA management contract was assigned to a third party in the first quarter of 2009.

In conjunction with the assignment of the MFCA management contract, we will receive a participation fee beginning on March 18, 2012 and for the ten-year period thereafter equal to 10% of the revenue earned in excess of $1,000 annually by the unrelated third party for managing MFCA.

The increase in fees from managed accounts is due the fact that the managed account arrangements were entered into subsequent to the second quarter of 2009.

New Issue and Advisory Revenue

New issue and advisory revenue increased by 171% for the three months ended June 30, 2010 as compared to the same period in 2009. The increase is primarily attributable to placement services we provided to third parties during the second quarter of 2010. During the second quarter of 2010, we received $1,391 pursuant to advisory engagements. The fees for the second quarter of 2009 related to placement services.

Principal Transactions and Other Income (Loss)

Principal transactions and other income increased by $5,852, or 223%, to $8,472 for the three months ended June 30, 2010 as compared to $2,620 for the three months ended June 30, 2009.

Principal Transactions & Other Income

(dollars in thousands)

	June 30, 2010	June 30, 2009	Change
Change in fair value of other investments, at fair value	$8,249	$2,496	$5,753
Foreign currency	(128)	(352)	224
Dividend, interest, and other income	351	476	(125)

Total	$8,472	$2,620	$5,852

The increase in the change in fair value of other investments of $5,753 is comprised of the following:

	June 30, 2010	June 30, 2009	Change
AFN	$—	$156	$(156)
EuroDekania	22	(552)	574
Star Asia	4,793	751	4,042
RAIT	—	76	(76)
Brigadier	(81)	(171)	90
MFCA	70	315	(245)
Deep Value	1,095	2,105	(1,010)
Other	2,350	(184)	2,534

Total	$8,249	$2,496	$5,753

Effective with the merger on December 16, 2009, our investment in AFN was reclassified as treasury stock and is not adjusted going forward. RAIT (NYSE: RAS) is a publicly traded company so changes in the value of our investment match changes in the public share price. We sold our investment in RAIT during the first quarter of 2010. Our investments in EuroDekania, Brigadier, MFCA, and Deep Value generally increase and decrease in value based on the NAV of the underlying funds.

During the second quarter of 2010, we purchased 551,166 shares of Star Asia directly from unrelated third parties for $1,837 and received 109,890 shares as an in-kind distribution for $55 from Star Asia SPV (which was the price for which Star Asia SPV had acquired the shares from third party investors through a tender offer). All of these purchases, including the tender offer, were made at amounts below Star Asia’s net asset value. For the three months ended June 30, 2010, the change in fair value of our investment in Star Asia was comprised of $3,757 from our purchases of shares and receipt of shares from Star Asia SPV during the second quarter at amounts below net asset value and $1,036 from changes in the underlying NAV of Star Asia.

The change in other investments was comprised of an increase of $577 related to certain investments acquired as part of the Merger, $(815) related to net realized and unrealized loss on a yen based forward contract put in place to partially hedge fluctuations in the investment value of Star Asia, and the remaining $2,772 change primarily related to the sale of certain interests in securitizations and improved results from investments held in both periods.

We receive payments under certain asset management contracts in Euros or U.K. Pounds Sterling; however, our functional currency is the United States dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling and United States Dollars in the related periods.

Operating Expenses

Operating expenses increased $8,856, or 40%, to $31,107 for the three months ended June 30, 2010 from $22,251 for the three months ended June 30, 2009. The change was due to increases of $6,616 in compensation and benefits, $2,119 in professional services, subscriptions, and other operating, $128 in business development, occupancy, equipment, which was partially offset by a decrease of $7 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased $6,616, or 40%, to $23,272 for the three months ended June 30, 2010 from $16,656 for the three months ended June 30, 2009.

COMPENSATION AND BENEFITS

(dollars in thousands)

	June 30, 2010	June 30, 2009	Change
Cash compensation and benefits	$22,251	$15,553	$6,698
Equity-based compensation	1,021	1,103	(82)

	$23,272	$16,656	$6,616

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The increase in cash compensation and benefits is primarily a result of the increase in incentive compensation which is tied to revenue and profitability. In addition, our total headcount increased from 114 at June 30, 2009 to 151 at June 30, 2010.

Compensation and benefits includes equity-based compensation which decreased $82, or 7%, to $1,021 for the three months ended June 30, 2010 from $1,103 for the three months ended June 30, 2009.

For the three months ended June 30, 2009, compensation and benefits includes equity-based compensation of $480 related to the amortization of restricted units consisting of Cohen Brothers long term incentive profit (“LTIP”) units awarded to our executives and $623 related to the amortization of Cohen Brothers options awarded to our employees. Upon the closing of the Merger, the vesting of the LTIP units was accelerated in December 2009 and such LTIPs were automatically converted to Cohen Brothers membership units and then converted into our Common Stock and the options awarded to our employees, to the extent not exercised prior to the Merger, were automatically cancelled. For the three months ended June 30, 2010, compensation and benefits includes equity-based compensation of $667 related to the amortization of restricted units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, and $354 related to restricted shares of our Common Stock.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment increased $128, or 11%, to $1,338 for the three months ended June 30, 2010 from $1,210 for the three months ended June 30, 2009. Business development expenses, such as promotion, advertising, travel and entertainment constituted $70 of the increase from the three month period ended June 30, 2009, primarily due to an increase in travel and entertainment, as well as an increase in rent expense of $45.

Professional services, subscriptions, and other operating Expenses

Professional services, subscriptions, and other operating expenses increased $2,119, or 57%, to $5,869 for the three months ended June 30, 2010 from $3,750 for the three months ended June 30, 2009. The increase included an increase of $753 in legal and professional fees; an increase of $241 in insurance premiums, an increase of $523 in subscription costs, an increase of $216 in consulting fees, and a net increase of $386 in other costs.

Depreciation and Amortization

Depreciation and amortization decreased $7, or 1%, to $628 for the three months ended June 30, 2010 from $635 for the three months ended June 30, 2009. The entire decline was due to a decrease in depreciation and amortization expense on furniture, equipment and leasehold improvements due to certain equipment becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased $372 or 26%, to $1,829 for the three months ended June 30, 2010 from $1,457 for the three months ended June 30, 2009. This increase of $372 was primarily comprised of (a) a decrease of $952 of interest incurred on our bank debt; (b) an increase of $443 of interest incurred on convertible senior notes assumed from AFN; (c) an increase of $870 of interest incurred on junior subordinated notes assumed from AFN; and (d) an increase of $12 of interest incurred on subordinated notes payable. The three month period ended June 30, 2009 also includes non-operating expense of $1 related to an interest rate swap we terminated on June 1, 2009 when we entered into an amended and restated credit facility. The decrease of $952 on bank debt was primarily due to the fact that the amount outstanding under the line of credit was $0 during the second quarter of 2010.

Gain on Sale of Management Contracts

The gain on sale of management contracts increased $610, or 270%, to $836 for the three months ended June 30, 2010 from $226 for three months ended June 30, 2009. On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loans-U.S. (Emporia) business line to an unrelated third party. These amounts represent the payments received from the unrelated third party during the second quarter of 2010 and 2009. We are entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We record the contingent payments to be received from the unrelated third party of the subordinated fee (of up to $1,500) as additional gain as such payments are actually received. As of June 30, 2010, we reached the maximum limit of additional fees we could receive under these contracts. Therefore, we will no longer record any additional gain on these contracts on a prospective basis.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased $347 to a loss of $122 for the three months ended June 30, 2010 from income of $225 for the three months ended June 30, 2009. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of June 30, 2009, we had two equity method investees: (1) Star Asia Manager and (2) Deep Value GP. During the first quarter of 2009, we wrote off our equity method investment in DEKU for a total charge of $4,482, since DEKU was liquidated in February 2009. As of June 30, 2010, we had five equity method investees: (1) Star Asia Manager, (2) Deep Value GP, (3) Deep Value GP II; (4) Star Asia SPV; and (5) Duart. See notes 9 and 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense

Income tax expense increased by $272 to income tax expense of $392 for the three months ended June 30, 2010 from income tax expense of $120 for the three months ended June 30, 2009, primarily as a result of an increase in our overall taxable income as well as the fact that the Company is treated as a C corporation in 2010. See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Net Income / (Loss) Attributable to the Noncontrolling Interest

For the second quarter of 2010, the net income / (loss) attributable to noncontrolling interest was comprised of the 33.8% noncontrolling interest related to member interests in our majority owned subsidiary, Cohen Brothers, other than the interests held by us for the three months ended June 30, 2010. There was no net income / (loss) attributable to noncontrolling interest for the second quarter of 2009 because the onshore feeder fund of Deep Value was deconsolidated subsequent to March 31, 2009 since we no longer owned a majority of the limited partner interests.

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

Our board of directors recently announced our intention to pay a dividend of $0.05 per quarter. However, our board of directors will have the power to decide to increase, reduce, or eliminate this quarterly payment going forward. The board’s decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

We filed a Registration Statement on Form S-3 on April 29, 2010, which was declared effective by the SEC on May 24, 2010. This registration statement enables us to offer and sell, in the aggregate, up to $300,000 of debt securities, preferred stock (either separately or represented by depositary shares), common stock (including, if applicable, any associated preferred stock purchase rights, subscription rights, stock purchase contracts, stock purchase units and warrants, as well as units that include any of these securities). The debt securities, preferred stock, subscription rights, stock purchase contracts, stock purchase units and warrants may be convertible into or exercisable or exchangeable for common or preferred stock of our Company. We may offer and sell these securities separately or together, in any combination with other securities. The registration statement provides another source of liquidity in addition to the alternatives already in place. The net proceeds from a sale of our securities may be used for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, repayment or refinancing of borrowings, working capital, investments and acquisitions.

Cash Flows

We have four primary uses for capital:

(1) To fund the expansion of the Capital Markets segment: Through June 2010, we expanded our Capital Markets segment by expanding our offices, hiring additional sales and trading professionals and launching new initiatives to expand on our existing capabilities. Following the Merger, we believe that we are better capitalized and able to utilize more leverage in our Capital Markets business and therefore expand our operations to other credit-related fixed income areas to deepen our product capabilities. We believe the prudent use of capital to facilitate client orders will increase trading volume and profitability.

(2) To fund investments: Our investments take several forms, including investments in securities and “seed” or sponsor investments in permanent capital vehicles or investment funds. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities. If we are unable to raise sufficient capital on economically favorable terms, our earnings may be adversely impacted or we may need to forgo attractive investment opportunities which may impact our long term performance.

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

(4) To fund potential dividends and tax distributions: Cohen Brothers is required to fund distributions to the Company in order to pay any entity level taxes owed by the Company (referred to as tax distributions). To the extent tax distributions are made to the Company, Cohen Brothers will make a pro rata distribution to the other members of Cohen Brothers (the noncontrolling interest). In addition, the Company has announced it intends to make quarterly dividend payments to shareholders. A pro rata distribution will be made to the other members of Cohen Brothers upon the payment of the dividends to stockholders of the Company.

As of June 30, 2010 and December 31, 2009, we maintained cash and cash equivalents of $30,945 and $69,692, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities	$(33,597)	$12,230
Cash flow from investing activities	9,524	14,940
Cash flow from financing activities	(14,225)	(42,571)
Effect of exchange rate on cash	(449)	492

Net cash flow	(38,747)	(14,909)
Cash and cash equivalents, beginning	69,692	31,972

Cash and cash equivalents, ending	$30,945	$17,063

See the statement of cash flows in our consolidated financial statements.

Six Months Ended June 30, 2010

As of June 30, 2010, our cash and cash equivalents were $30,945, representing a net decrease of $38,747 from December 31, 2009. The decrease was attributable to the cash used for operating activities of $33,597, the cash used for financing activities of $14,225, and the effect of the decrease in the exchange rate on cash of $449, partially offset by the cash provided by investing activities of $9,524.

The cash used for operating activities of $33,597 was comprised of (a) net inflows of $6,020 related to working capital fluctuations including primarily the increase in accrued compensation and decrease in net receivables from related parties partially offset by the increase in accounts receivable, the increase in other assets, the decrease in accounts payable and other liabilities, and the decrease in deferred income taxes; (b) $13,342 of net cash outflows from overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies and restricted cash on deposit which is related to various trading activities; and (c) a reduction in cash generated from other earnings items of $26,275 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, gain on sale of management contracts, realized and unrealized gains and losses on other investments, unrealized gains and losses on investments-trading and trading securities sold, not yet purchased, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash provided by investing activities of $9,524 was comprised of (a) cash proceeds from the return of principal of $5,982 which is comprised of $4,275 from our investment in Deep Value and $1,707 from our investments in certain interests in securitizations and residential loans, cash received from the sale of other investments of $8,540, (which includes $3,454 from the sale of a single investment in securitizations, $1,056 from the sale of RAIT common stock, $3,721 from the redemption of 90% of our investment in the Brigadier hedge fund and $219 from the sale of other investments), cash received from sale of management contracts of $971, cash of $2,692 we received from equity method affiliates; partially offset by (b) the investment of $4,916 in various equity method affiliates; (c) the purchase of additional shares of Star Asia in the amount of $1,334 related to Star Asia’s rights offering, as well as $1,836 for the purchase of shares directly from unrelated third parties during the second quarter of 2010; and (d) the purchase of additional furniture and leasehold improvements of $575 related to the New York office and the EuroDekania Management Limited office in the United Kingdom.

The cash used in financing activities of $14,225 was comprised of (a) the repayment of $9,950 of outstanding borrowings on our bank debt; (b) the repurchase of $5,144 notional amount of contingent convertible senior notes for $4,115; and the repurchase of 24,744 shares of the Company’s Common Stock for $160 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity based awards. The total shares withheld were based on the value of the restricted stock award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Six Months Ended June 30, 2009

As of June 30, 2009, our cash and cash equivalents were $17,063 representing a net decrease of $14,909 from December 31, 2008. The decrease was attributable to the cash used for financing activities of $42,571, partially offset by the cash provided from investing activities of $14,940, the cash provided from operating activities of $12,230 and the effect of the increase in exchange on cash of $492.

The cash provided by operating activities of $12,230 was primarily comprised of (a) cash flows from net trading activities of $8,436 comprised of trading investments and receivables and payables from brokers, dealers and clearing agencies, and (b) net inflows of $7,948 related to working capital fluctuations; partially offset by (c) a reduction in cash generated from other earnings items of $4,154 (which represents net income or loss adjusted for the following non-cash items: gain on the sale of management contracts, equity-based compensation, realized and unrealized gains and losses on other investments, unrealized gains and losses on investments-trading, depreciation and amortization, and income or loss from equity method affiliates).

The cash provided by investing activities for the six months ended June 30, 2009 primarily related to the following (a) the redemption of a portion of our investment in one of our investment funds, Brigadier, in the amount of $10,000, and (b) cash proceeds of $7,258 we received for the three CLO management contracts we sold to an unrelated third party during the first quarter of 2009 as well as $226 we received for the subordinated management fees related to these contracts during the second quarter of 2009, (c) cash proceeds of $600 we received for our return from our investment in the equity method affiliate, Star Asia Manager and (d) cash proceeds from a return of principal of $375 primarily related to our investment in a certain securitization; partially offset by (e) the investment of $2,599 we made in our equity method affiliate, DEKU for whom we had provided a letter of credit and paid such amount in conjunction with the DEKU liquidation in 2009, (f) the purchase of additional shares of MFCA in the amount of $600 for $1.20 per share and (g) the purchase of additional furniture and leasehold improvements of $320 related to the New York office. We used the proceeds from our redemption in the onshore feeder fund of Brigadier and the sale of the management contracts to supplement our cash flow from operations in order to provide us the necessary capital to pay down our debt.

The cash used in financing activities for the six months ended June 30, 2009 was primarily related to (a) the repayment of $37,050 of outstanding borrowings on our bank debt, (b) distributions paid to our members of $4,533 to fund members’ tax obligations, and (c) $988 of deferred issuance and financing costs related to the amended and restated credit facility we entered into on

June 1, 2009.

Regulatory Capital Requirements

Two of our majority owned subsidiaries include licensed securities dealers in the United States and the United Kingdom. As broker dealers, our subsidiary, CCS, is subject to Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, and our international subsidiary, EuroDekania Management Limited, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2010, which amounted to $3,975 were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$363
United Kingdom	3,612

$3,975

We operate with more than the minimum regulatory capital requirement in our licensed securities dealers and at June 30, 2010, total net capital or equivalent as defined by local statutory regulations in our licensed securities dealers amounted to $8,337.

In addition, our licensed securities dealers are generally subject to capital withdrawal notification and restrictions.

Securities Financing

During the first half of 2010, we entered into repurchase agreements with two third party financial institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future. See note 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

An event of default under the repurchase agreements would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty to be payable immediately. Repurchase obligations are full recourse obligations to us. If we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was not sufficient to satisfy the obligation in full.

Debt Financing

We have four sources of debt financing other than securities financing arrangements: (1) an amended and restated credit facility with TD Bank, N.A. (as amended, the “2009 Credit Facility”); (2) convertible senior notes; (3) junior subordinated notes (payable to two special purpose trusts: (a) Alesco Capital Trust I, and (b) Sunset Financial Statutory Trust I; and (4) unsecured subordinated financing.

As of June 30, 2010, $0 was drawn, $1,292 was committed for two letters of credit and there was $18,769 available for borrowing under the 2009 Credit Facility. In March 2010, the Company repurchased $5,144 notional amount of contingent convertible senior notes from an unrelated third party for $4,115 and recognized a gain from repurchase of debt of $886. As of June 30, 2010, we were in compliance with the covenants in our debt financing documents.

The following table summarizes long-term indebtedness and other financing as of June 30, 2010 and December 31, 2009, respectively:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of June 30, 2010
Description	Current Outstanding Par	Carrying Value	Interest Rate Terms	Weighted Average Interest @ 06/30/2010	Weighted Average Contractual Maturity
2009 Credit Facility	$—	$—	8.5%	8.5%	May 2011
Contingent convertible senior notes	$21,006	20,468	7.6%	7.6%	May 2027 (1)
Junior subordinated notes	$49,614	17,222	7.5%	7.5%	August 2036
Subordinated notes payable	$9,508	9,508	12.0%	12.0%	June 2013

Total		$47,198

	As of December 31, 2009
Description	Current Outstanding Par	Carrying Value	Interest Rate Terms	Weighted Average Interest @ 12/31/2009	Weighted Average Contractual Maturity
2009 Credit Facility	$9,950	$9,950	8.5%	8.5%	May 2011
Contingent convertible senior notes	$26,150	25,374	7.6%	7.6%	May 2027 (1)
Junior subordinated notes	$49,614	17,269	7.4%	7.4%	August 2036
Subordinated notes payable	$9,368	9,368	12.0%	12.0%	June 2013

Total		$61,961

(1)	The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date.

Refer to note 20, Subsequent Events for a discussion of the $14.6 million two-year senior secured credit facility, we entered into subsequent to June 30, 2010 as well as the sale of collateral management rights and associated service agreement and the offer to purchase any and all outstanding unsecured subordinated promissory notes due June 20, 2013 that will impact our liquidity prospectively.

Off Balance Sheet Arrangements

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

GSME has twelve months to identify a business combination and obtain approval and an additional six months for the business combination to close. In connection with this transaction, we issued a letter of credit for the benefit of the trust in the amount of $1,242 that will be drawn upon under certain circumstances, such as the non-approval of a business combination or if no business combination is presented for a vote within the specified time frame. Our maximum exposure to GSME pursuant to the letter of credit is $1,242. Our obligation to fund amounts to GSME is accounted for as a guarantee pursuant to the guarantee provisions included in FASB ASC 460, Guarantees. As of June 30, 2010 and December 31, 2009, we recorded $98 as a liability included in accounts payable and other liabilities for its “obligation to stand ready to perform.” If it becomes probable and estimable that we will be required to fund the guarantee, an additional or incremental liability will be accrued for under the guidance of FASB ASC 450, Contingencies.

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by us. At the Merger Date, we recorded a liability of $1,084 related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of June 30, 2010 and

December 31, 2009. This amount does not represent the expected loss; rather it represents the Company’s estimate of the fair value of its guarantee (i.e. the amount it would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee; therefore, the carrying value will not be periodically adjusted going forward. The maximum potential loss to the Company on this arrangement is $8,750.

In March 2010, the Company purchased $5,000 delayed draw notes in a subprime auto loan securitization. As of June 30, 2010, $1,781 has been drawn and funded by the Company. The Company expects to fund the remaining $3,219 during the remainder of 2010.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2010 and the future periods in which such obligations are expected to be settled in cash. The junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. Our convertible senior notes are assumed to be repaid on May 15, 2012, which represents the earliest date that the holders of the senior notes may require us to repurchase the notes for cash. We repaid in full the outstanding balance of our bank debt during the first quarter of 2010, and there was no balance outstanding as of June 30, 2010. Therefore, our bank debt is not included in the table below. In addition, excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements:

CONTRACTUAL OBLIGATIONS

As of June 30, 2010

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$8,050	$1,814	$2,538	$2,270	$1,428
Maturity of convertible senior notes (1)	21,006	—	21,006	—	—
Interest on convertible senior notes (1)	3,204	1,602	1,602	—	—
Maturities on junior subordinated notes	49,614	—	—	—	49,614
Interest on junior subordinated notes (2)	62,964	3,719	6,359	4,561	48,325
Maturities of subordinated notes payable (3)	10,396	—	10,396	—	—
Interest on subordinated notes payable (4)	2,665	862	1,803	—	—

	$157,899	$7,997	$43,704	$6,831	$99,367

(1)	Assumes the convertible senior notes are repurchased May 15, 2012. Interest includes amounts payable during the period the convertible notes were outstanding at an annual rate of 7.625%.
(2)	The interest on the junior subordinated notes related to the Alesco Capital Trust is based on a fixed interest rate of 9.50% through to July 30, 2012, and an assumed variable rate of 4.534% based on a 90-day LIBOR rate as of June 30, 2010 plus 4.00% calculated from July 30, 2012 through to maturity. The interest on the junior subordinated notes related to the Sunset Capital Trust is variable. The interest rate of 4.684% (based on a 90-day LIBOR rate as of June 30, 2010 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(3)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $1,396. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%.
(4)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to the Company’s consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

During the six months ended June 30, 2010, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

The following is a recent accounting pronouncement that, we believe, may have a continuing impact on our financial statements going forward.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of credit derivative that is exempt from embedded derivative bifurcation requirements. According to this guidance, the only form of embedded credit derivative that qualifies for the exemption is one that is related to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. ASU 2010-11 is effective for fiscal quarters beginning after June 15, 2010, with early adoption permitted. The Company does not expect the new accounting guidance to have any impact upon its adoption on July 1, 2010 on the Company’s financial position, results of operations, or cash flows.

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

Fixed Income Securities: We hold the following securities: U.S. treasury securities, U.S. government agency MBS, collateralized mortgage obligations, non-government MBS, corporate bonds, certificates of deposits, SBA loans, residential loans, unconsolidated investments in the middle and senior tiers of securitization entities. This category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitization are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2010, our interest rate sensitivity was immaterial.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment which is denominated in Euros and another permanent capital vehicle for which our investment is denominated in United States dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the United States dollar (our functional currency) fluctuates. We may enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2010 our equity price sensitivity was $5,177 and our foreign exchange currency sensitivity was $1,100.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2010, a 100 bps change in three month LIBOR would result in a change in our annual cash paid for interest in the amount of $200. Because a portion of our debt accrues interest at a fixed rate, a 100 bps adverse change in the yield to maturity would result in an increase in the fair value of the debt in the amount of $2,564.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the board of directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As is described in “Item 9A – Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company is currently in the process of integrating controls of Cohen Brothers with the controls of AFN. The Company expects to have this integration complete by the end of 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated by reference to the headings titled “Legal Proceedings” and “Regulatory Matters” in Note 15 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Other than as set forth below, there have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A – Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2009.

Our ability to comply with the financial covenants in our debt agreements will depend primarily on our ability to generate substantial operating cash flows. Our failure to satisfy the financial covenants could result in a default and acceleration of repayment of the indebtedness under our debt agreements.

As of June 30, 2009, we had $21.0 million aggregate principal amount of contingent convertible notes outstanding, $9.5 million of subordinated notes payable, and $49.6 million aggregate principal amount of junior subordinated notes outstanding. On July 29, 2010, we entered into a new credit facility with TD Bank, N.A. (“TD Bank”), which we refer to herein as the 2010 Credit Facility. The 2010 Credit Facility expires in September 2012, and replaced our previous $30 million revolving credit facility with TD Bank that was due to expire on May 31, 2011.

The 2010 Credit Facility is comprised of $13.3 million of term loan capacity and a maximum of $1.3 million for the issuances of letters of credit. On July 30, 2010, the term loan was drawn in the amount of $9.3 million (the “First Draw”), and $1.29 million was committed for two letters of credit. The second portion of the term loan will be drawn in an amount up to $4.0 million (the “Second Draw”) upon the sale, if required consents are obtained, by us of certain CDO management agreements to an unrelated third party. To the extent there is a partial sale of these CDO management agreements, the $4.0 million draw will be reduced in accordance with the terms of the Credit Facility. There can be no assurance that we will be able to obtain consent to sell these CDO management agreements. TD Bank will not be required to fund the Second Draw if it is not made by September 30, 2010.

Our ability to comply with the financial covenants under the agreements that govern our indebtedness will depend primarily on our success in generating substantial operating cash flows. We are subject to compliance with a minimum net worth covenant, a minimum consolidated cash flow to debt service coverage ratio, a minimum consolidated cash flow to debt service and distribution coverage ratio and a maximum funded debt to consolidated cash flow ratio, among other covenants.

Industry conditions and financial, business and other factors will affect our ability to generate the cash flows we need to meet those financial tests. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such event, our lenders under the 2010 Credit Facility would be entitled to proceed against the collateral securing the indebtedness, which will include a significant portion of our assets.

There can be no guarantee that we will be able to maintain compliance with such covenants. If we are unable to maintain compliance with such covenants the lenders would be able to take certain actions which could include increasing the interest rate on the facility by 2%, ceasing to make advances and issuing letters of credit, converting all outstanding London Interbank Offered Rate (“LIBOR”) based loans to base rate loans (as defined in the 2010 Credit Facility), or terminating the facility and demanding immediate repayment, or taking action against the collateral. If the lenders were to terminate the facility, demand immediate repayment or proceed against the collateral, such action could have a material adverse affect on our liquidity.

On August 3, 2010, our Board of Directors declared a cash dividend of $0.05 per share. Any future distributions to our stockholders will depend upon certain factors affecting our operating results, some of which are beyond our control.

Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of these factors are beyond our control and a change in any such factor could affect our ability to make distributions. We may not be able to make distributions.. Furthermore, we are dependent on distributions from Cohen Brothers to be able to make distributions. See the risk factor titled “We are a holding company whose primary asset is membership units in Cohen and we are dependent on distributions from Cohen to pay taxes and other obligations” in “Item 1A – Risk Factors” of our Annual Report on 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents shares of restricted stock granted under the Alesco Financial Inc. 2006 Long-Term Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2010. As set forth in the table below, during the second quarter of 2010, we withheld a total of 1,541 shares in the indicated months. These were the only repurchases of equity securities made by us during this period. In August 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions (the “Repurchase Plan”), and, currently, have the ability to repurchase up to $47,303,874 of our common stock pursuant the Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
April 1, 2010 to April 30, 2010	1,113	$5.73	N/A	N/A
May 1, 2010 to May 31, 2010	—	$—	N/A	N/A
June 1, 2010 to June 30, 2010	428	$5.00	N/A	N/A

	1,541	$5.53	N/A

Effective January 1, 2010, the Company ceased to qualify as a REIT and, therefore, is not required to make any dividends or other distributions to its stockholders. However, the Company’s board of directors will have the power to determine its policy regarding the payment of dividends, which may depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

In addition, the Company’s ability to pay dividends will be dependent on distributions it receives from Cohen Brothers. The amount and timing of distributions by Cohen Brothers will be at the discretion of the Cohen Brothers board of managers and may be impacted by restrictions imposed by our new credit facility entered into on July 29, 2010 and subject to the provisions of the Cohen Brothers operating agreement.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Cohen & Company Inc. 2010 Long-Term Incentive Plan.**

11.1	Statement Regarding Computation of Per Share Earnings.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

*	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 14 to our consolidated financial statements included in this report.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN & COMPANY INC.

	By:	/s/ DANIEL G. COHEN
Daniel G. Cohen
Date: August 5, 2010		Chief Executive Officer and Chief Investment Officer

COHEN & COMPANY INC.

	By:	/s/ CHRISTOPHER RICCIARDI
Christopher Ricciardi
Date: August 5, 2010		President

COHEN & COMPANY INC.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: August 5, 2010		Executive Vice President, Chief Financial Officer and Treasurer