Form 10-Q
period 2010-09-30
COHEN & Co INC.
filed 2010-11-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

As of October 29, 2010 there were 10,478,084 shares of common stock ($0.001 par value per share) of Cohen & Company Inc. outstanding.

COHEN & COMPANY INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the fact that the earn-out payments that may be earned in connection with the sale of management rights and responsibilities relating to the Alesco X-XVII securitizations may differ materially from the Company’s projections due to prepayments and defaults experienced by the assets in the securitizations and/or reductions in collateral management fees earned from the contract rights, and that we may not realize the anticipated synergies, cost savings and growth opportunities of acquiring JVB Financial Holdings, L.L.C. and we may not be able to complete such acquisition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash and cash equivalents	$43,069	$69,692
Restricted cash	3,314	255
Receivables from:
Brokers, dealers, and clearing agencies	4,423	—
Related parties	1,032	1,255
Other receivables	4,809	4,268
Investments-trading	168,376	135,428
Other investments, at fair value	47,846	43,647
Receivables under resale agreements	9,606	20,357
Goodwill	3,944	9,551
Other assets	22,069	14,989

Total assets	$308,488	$299,442

Liabilities
Payables to:
Brokers, dealers, and clearing agencies	$35,595	$13,491
Related parties	38	—
Accounts payable and other liabilities	15,859	13,039
Accrued compensation	16,978	7,689
Trading securities sold, not yet purchased	86,504	114,712
Securities sold under agreement to repurchase	7,669	—
Deferred income taxes	10,569	10,899
Debt (includes $0 and $3,807 of notes payable to related parties, respectively)	48,431	61,961

Total liabilities	221,643	221,791

Commitments and contingencies (See Note 18)

Stockholders’ Equity
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, 1 share issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, no shares issued and outstanding	—	—
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 10,478,682 and 10,343,347 shares issued, respectively; 10,428,284 and 10,292,947 shares outstanding, respectively, including 110,349 and 36,109 unvested restricted share awards, respectively	10	10
Additional paid-in capital	59,611	58,121
Retained earnings (accumulated deficit)	4,285	(170)
Accumulated other comprehensive loss	(1,185)	(1,292)
Treasury stock at cost (50,400 shares of Common Stock)	(328)	(328)

Total controlling interest	62,393	56,341
Noncontrolling interest	24,452	21,310

Total stockholders’ equity	86,845	77,651

Total liabilities and stockholders’ equity	$308,488	$299,442

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except share or unit and per share or per unit information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Net trading	$14,025	$10,907	$56,483	$31,918
Asset management	6,036	6,871	19,050	23,784
New issue and advisory	30	480	2,103	1,225
Principal transactions and other income	3,013	6,311	23,012	5,007

Total revenues	23,104	24,569	100,648	61,934

Operating expenses
Compensation and benefits	13,787	18,762	64,190	52,857
Business development, occupancy, equipment	1,392	1,140	4,113	3,897
Professional services, subscriptions, and other operating	7,848	3,627	20,043	10,993
Depreciation and amortization	628	630	1,899	1,919
Impairment of goodwill	5,607	—	5,607	—

Total operating expenses	29,262	24,159	95,852	69,666

Operating income / (loss)	(6,158)	410	4,796	(7,732)

Non operating income / (expense)
Interest expense	(2,345)	(1,103)	(6,167)	(3,758)
Gain on repurchase of debt	1,632	—	2,518	—
Gain on sale of management contracts	—	132	971	4,616
Income / (loss) from equity method affiliates	6,112	266	6,004	(3,592)

Income / (loss) before income tax expense	(759)	(295)	8,122	(10,466)
Income tax (benefit) / expense	(622)	112	501	300

Net income / (loss)	(137)	(407)	7,621	(10,766)
Less: Net income/ (loss) attributable to the noncontrolling interest	(138)	—	2,645	(11)

Net income / (loss) attributable to Cohen & Company Inc.	$1	$(407)	$4,976	$(10,755)

Income / (loss) per common share/membership unit-basic:
Income / (loss) per common share/membership unit	$—	$(0.04)	$0.48	$(1.12)
Weighted average shares/membership units outstanding-basic	10,428,481	9,611,707	10,391,679	9,611,707

Income / (loss) per common share/membership unit-diluted:
Income / (loss) per common share/membership unit	$—	$(0.04)	$0.48	$(1.12)
Weighted average shares/membership units outstanding-diluted	15,712,037	9,611,707	15,675,235	9,611,707

Dividends declared per common share	$0.05	$—	$0.05	$—

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in Thousands)

(Unaudited)

	Cohen & Company Inc.
	Preferred Stock Shares	Preferred Stock $ Amount	Common Stock Shares	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Cohen Brothers, LLC Members’ Equity	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock (1)	Noncontrolling Interest	Total	Comprehensive Income / (Loss)

Balance at December 31, 2008	—	$—	—	$—	$—	$—	$51,622	$(1,725)	$—	$11,016	$60,913	$—

Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	(11,005)	(11,005)	—

Equity-based compensation	—	—	—	—	207	—	6,243	—	—	106	6,556	—

Distributions	—	—	—	—	—	—	(4,746)	—	—	—	(4,746)	—

Net loss	—	—	—	—	—	(170)	(11,535)	—	—	(98)	(11,803)	(11,803)
Merger and Reorganization	1	—	10,307,238	10	57,914	—	(41,584)	—	(328)	21,291	37,303	—
Foreign currency items	—	—	—	—	—	—	—	433	—	—	433	433

Balance at December 31, 2009	1	$—	10,307,238	$10	$58,121	$(170)	$—	$(1,292)	$(328)	$21,310	$77,651	$(11,370)

Equity-based compensation and vesting of shares	—	—	86,449	—	1,598	—	—	—	—	816	2,414	—
Shares withheld for employee taxes	—	—	(25,354)	—	(108)	—	—	—	—	(55)	(163)	—
Dividends/Distributions	—	—	—	—	—	(521)	—	—	—	(264)	(785)	—
Net income	—	—	—	—	—	4,976	—	—	—	2,645	7,621	7,621
Foreign currency items	—	—	—	—	—	—	—	107	—	—	107	107

Balance at September 30, 2010	1	$—	10,368,333	$10	$59,611	$4,285	$—	$(1,185)	$(328)	$24,452	$86,845	$7,728

(1)	50,400 shares of the Company’s Common Stock.

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income / (loss)	$7,621	$(10,766)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of debt	(2,518)	—
Gain on sale of management contracts	(971)	(4,616)
Equity-based compensation	2,414	3,234
Realized loss / (gain) on other investments	6,942	(9,959)
Change in unrealized (gain) / loss on other investments	(29,227)	5,631
Depreciation and amortization	1,899	1,919
Impairment of goodwill	5,607	—
(Income)/loss from equity method affiliates	(6,004)	3,592
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(572)	4,373
(Increase) decrease in investments-trading, net	(32,948)	1,477
(Increase) decrease in other assets, net	105	6,699
(Increase) decrease in receivables under resale agreement	10,751	—
Change in receivables from / payables to related parties, net	235	6,697
(Increase) decrease in restricted cash	(2,966)	—
Increase (decrease) in accrued compensation	9,299	(1,074)
Increase (decrease) in accounts payable and other liabilities	3,001	(278)
Increase (decrease) in trading securities sold, not yet purchased, net	(28,208)	—
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	17,681	6,341
Increase (decrease) in securities sold under agreement to repurchase	7,669	—
Increase (decrease) in deferred income taxes	(330)	—

Net cash provided by (used in) operating activities	(30,520)	13,270

Investing activities
Purchase of investments-other investments, at fair value	(9,756)	(600)
Proceeds from sale of management contracts	971	7,616
Sales of other investments, at fair value	8,540	10,000
Investment in equity method affiliates	(5,198)	(2,456)
Return from equity method affiliates	3,273	800
Return of principal, other investments, at fair value	19,357	1,544
Cash used in other acquisition	(297)	—
Purchase of furniture, equipment, and leasehold improvements	(682)	(352)

Net cash provided by (used in) investing activities	16,208	16,552

Financing activities
Issuance of debt	9,300	—
Repayment and repurchase of debt	(20,530)	(42,050)
Payments for deferred issuance and financing cost	(303)	(988)
Cash used to net share settle equity awards	(163)	—
Distributions to noncontrolling interest	(264)	—
Dividends/Distributions	(521)	(4,525)

Net cash (used in) provided by financing activities	(12,481)	(47,563)

Effect of exchange rate on cash	170	408

Net increase (decrease) in cash and cash equivalents	(26,623)	(17,333)
Cash and cash equivalents, beginning of period	69,692	31,972

Cash and cash equivalents, end of period	$43,069	$14,639

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

In exchange for all of his Cohen Brothers Class C membership units, Mr. Cohen, through CBF, received one share of the Company’s Series A Voting Convertible Preferred Stock (“Series A Preferred Stock”), which has no economic rights but gave Mr. Cohen the right to nominate and elect a number equal to at least one-third (but less than a majority) of the total number of directors on the Company’s board of directors. On October 18, 2010, Mr. Cohen converted the one share of Series A Preferred Stock into 4,983,557 shares of the Company’s Series B Voting Non-Convertible Preferred Stock (“Series B Preferred Stock”) each of which has no economic rights but entitle Mr. Cohen to one vote on all matters presented to the Company’s stockholders. See note 23 – Subsequent Event.

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

Effective January 1, 2010, the Company ceased to qualify as a REIT. On December 17, 2009, the Company began trading on the NYSE Amex under the ticker symbol “COHN.” The Company, through its subsidiaries, is an investment firm specializing in credit- related fixed income investments. As of September 30, 2010, the Company had $10.6 billion in assets under management (“AUM”).

The Company’s business is organized into three business segments:

Capital Markets: The Company’s Capital Markets segment consists of credit-related fixed income securities sales and trading as well as new issue placements in corporate and securitized products and advisory revenue. The Company’s fixed income sales and trading group provides trade execution to corporate and institutional investors. The Company specializes in the following products: high grade corporate bonds, high yield corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), collateralized loan obligations (“CLOs”), collateralized bond obligations, commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. During the first half of 2010, the Company added a team to originate and trade brokered deposits or CDs for small banks as well as established an agency brokerage business offering execution and brokerage services for cash equity and derivative products.

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

The Company generates its revenue by segment primarily through the following activities:

Capital Markets:

•

trading activities of the Company which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Variable Interest Entities

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) – Improvements in Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which formally codifies the revised guidance on the accounting for variable interest entities (“VIE” or “VIEs”) issued in June 2009. The revised guidance deals with determining whether an entity is a VIE and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under the revised guidance, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised guidance also requires an enterprise to assess whether it has an implicit responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for fiscal years and interim periods beginning after November 15, 2009. However, in February 2010, the FASB issued ASU No. 2010-10, Consolidation (Topic 810): Amendment for Certain Investment Funds (“ASU 2010-10”) which delayed the effective date of the revised guidance for an interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. The amendments also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating the specified criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the FASB’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments included in ASU 2010-10 do not defer the disclosure requirements included in ASU 2009-17. The Company’s adoption of the revised guidance, as modified by the deferral, on variable interest entities as of January 1, 2010 did not have a material impact on the Company’s consolidated financial statements for VIEs that it was involved with as of January 1, 2010 based on the Company’s analysis as of that date. However, this is an ongoing assessment and it may impact the Company’s consolidated financial statements in the future. See note 13 for additional disclosures provided about VIEs.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). ASU 2010-06 amends FASB ASC 820 to require a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, to present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. Since the provisions in ASU No. 2010-06 require only additional disclosures concerning fair value measurements, the Company’s adoption of the provisions that were effective for interim periods beginning after December 15, 2009 during the first quarter of 2010 did not affect the Company’s financial position, results of operations, or cash flows. The Company has included the required disclosures in this Quarterly Report on Form 10-Q.

Derivatives and Hedging: Scope Exception Related to Credit Derivatives

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of credit derivative that is exempt from embedded derivative bifurcation requirements. According to this guidance, the only form of embedded credit derivative that qualifies for the exemption is one that is related to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. ASU 2010-11 is effective for fiscal quarters beginning after June 15, 2010, with early adoption permitted. The Company’s adoption of the new accounting guidance on July 1, 2010 did not have any impact on the Company’s financial position, results of operations, or cash flows.

B. Fair Value of Financial Instruments

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

Other investments, at fair value: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent broker market quotations, or valuation models when quotations are not available. In the case of investments in alternative investment funds, fair value is generally based on the reported net asset value of the underlying fund.

Receivables under resale agreements: Receivables under resale agreements are carried at their contracted resale price, have short-term maturities (one year or less), and are repriced frequently or bear market interest rates and, accordingly, these contracts are at amounts that approximate fair value.

Trading securities sold, not yet purchased: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent market quotations, or valuation models when quotations are not available.

Securities sold under agreement to repurchase: The liability for securities sold under agreement to repurchase are carried at their contracted repurchase price, and are very short-term in nature, and are repriced frequently with amounts normally due in one month or less and, accordingly, these contracts are at amounts that approximate fair value.

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of September 30, 2010, the fair value of the Company’s debt is estimated to be $45.6 million. As of December 31, 2009, the carrying value of debt approximated fair value.

Derivatives: These amounts are carried at fair value. The fair value is based on quoted market prices on an exchange that is deemed to be active.

4. ACQUISITIONS

JVB Financial Holdings, LLC

On September 14, 2010, the Company and its subsidiary, Cohen Brothers, entered into a Purchase and Contribution Agreement (the “Purchase Agreement”) with JVB Financial Holdings, L.L.C., a Florida limited liability company (“JVB”), the sellers listed in the Purchase Agreement (the “Sellers”) and certain employees of JVB (the “Management Employees”) pursuant to which the Sellers will sell all of the equity in JVB to Cohen Brothers and JVB will become a wholly owned subsidiary of Cohen Brothers.

Under the terms of the Purchase Agreement, Cohen Brothers will acquire JVB for a purchase price of: (i) a cash payment equal to JVB’s tangible net worth at the closing date plus $8.1 million; (ii) 313,051 shares of Company common stock; and (iii) 559,020 restricted membership units in Cohen Brothers (the “Restricted Units”). As of September 30, 2010, JVB’s tangible net worth is estimated to be approximately $9.6 million.

Approximately $2.9 million of the cash consideration and all of the Restricted Units will be delivered to JVB members who are also JVB employees and will be subject to forfeiture based on the continued employment of the JVB employees during the three-year period following the closing of the transaction. The Restricted Units will vest in three equal installments on each of the first three anniversaries of the closing date, subject to the terms and conditions contained in each employee’s employment agreement. Once vested, the Restricted Units may be redeemed for cash or, at the Company’s option, shares of the common stock of the Company. Upon the closing of the transaction, an escrow of $484 will be established for the payment of any adjustments to the purchase price based on the tangible net worth of JVB as of the closing of the transaction, and $384 will be held back for payment to the Sellers only if a certain revenue target is achieved at the end of the first year of operation following the closing of the transaction.

As soon as practicable following the closing of the transaction, but in any event not later than December 31, 2010, one director nominee chosen by the members of JVB will be added to the Company’s board of directors. The Company has agreed to continue to nominate such director for reelection to the Company’s board of directors at each annual meeting date of the Company’s stockholders through December 31, 2012.

Each of the Company, Cohen Brothers and JVB have made representations and warranties in the Purchase Agreement and have agreed to various restrictions, covenants and agreements. The Purchase Agreement contains standard termination and indemnity provisions. The transaction, which is expected to close during the fourth quarter of 2010, is subject to a number of closing conditions, including the receipt of Financial Industry Regulatory Authority (“FINRA”) approval and other conditions set forth in the Purchase Agreement.

Upon the closing of the transaction, an additional 315,319 shares of restricted Company common stock will be awarded to certain JVB employees. These awards generally will be subject to three year cliff vesting if certain performance targets are met and the employees remain employed for the full three-year period. In connection with these awards, at the closing of the transaction, Daniel G. Cohen, the Company’s Chairman and Chief Executive Officer, Christopher Ricciardi, the Company’s President, and one other employee of Cohen Brothers who is not an executive officer of the Company have agreed to enter into voting agreements pursuant to which each will agree to vote any shares in the Company owned by such individual on the record date of the annual meeting in favor of the Company’s 2010 Long-Term Incentive Plan at the Annual Meeting.

The above transaction will be accounted under the acquisition method in accordance with U.S. GAAP. Accordingly, the transaction will be accounted for as an acquisition by Cohen Brothers of JVB.

Fairfax, LLC

Effective in September 2010, the Company acquired Fairfax I.S., LLC (“Fairfax”). Fairfax is a FINRA regulated US broker dealer. The Company changed its name to Cohen Capital Markets, LLC (“CCM’) and will continue to operate it as a wholly owned broker dealer subsidiary. The purchase price was $297. The Company allocated the purchase price as follows:

Restricted cash:	$100
Other assets:	220
Accounts payable:	(23)

Purchase price	$297

Included in other assets, the Company assigned $166 to the value of the broker-dealer license. This will be treated as an indefinitely lived intangible asset and will be reviewed for impairment annually.

5. SALE OF MANAGEMENT CONTRACTS

On July 29, 2010, Cohen & Company Financial Management, LLC (“CCFM”), a subsidiary of Cohen & Company, entered into a Master Transaction Agreement whereby it sold to ATP Management, LLC (“ATP”) the collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations, which represented $3.8 billion of assets under management on such date. The Company received $4.8 million, net of expenses and purchase price adjustments, at the close of the transaction.

In connection with the Master Transaction Agreement, CCFM has entered into a three-year Services Agreement under which it will provide certain services to ATP. ATP will pay CCFM up to $13.6 million under the Services Agreement. ATP agreed to escrow the amounts payable under this arrangement. Any amounts earned under this arrangement will be recorded as a component of asset management revenue in the consolidated statement of operations.

The $4.8 million received up front was recorded as deferred revenue in the consolidated balance sheet and will be recognized as a component of asset management revenue in the consolidated statement of operations, on a straight line basis, over the remaining period of the Services Agreement.

6. RESTRICTED CASH AND RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from and payable to brokers, dealers and clearing agencies consists of the following at September 30, 2010 and December 31, 2009, respectively.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2010	December 31, 2009
Unsettled regular way trades, net	$4,423	$—

Receivables from brokers, dealers, and clearing agencies	$4,423	$—

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2010	December 31, 2009
Unsettled regular way trades, net	$—	$7,415
Margin payable	35,595	6,076

Payables to brokers, dealers, and clearing agencies	$35,595	$13,491

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. All of the unsettled regular way trades as of September 30, 2010 were settled subsequent to September 30, 2010 at their recorded values. The Company incurred interest on margin payable of $621 and $0 for the nine months ended September 30, 2010 and 2009, respectively, and $509 and $0 for the three months ended September 30, 2010 and 2009, respectively.

The Company held restricted cash of $3,314 and $255 as of September 30, 2010 and December 31, 2009, respectively. Of the $3,314 of restricted cash at September 30, 2010, the Company had $409 of restricted cash related to certain short sales it had entered into, $744 of restricted cash on deposit related to outstanding foreign currency forward contracts and EuroDollar futures contracts, and $2,161 of restricted cash on deposit with clearing brokers and counterparties of repurchase agreement transactions and agency trades during the current period.

7. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides a detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS—TRADING

(Dollars in Thousands)

	September 30, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$103,217	$103,664	$447
Residential mortgage-backed securities	889	893	4
Commercial mortgage-backed securities	1,887	1,886	(1)
U.S. Treasury securities	1,231	1,209	(22)
Interests in securitizations (1)	10,540	12,370	1,830
Small Business Administration (“SBA”) loans	8,281	8,239	(42)
Corporate bonds	22,707	22,843	136
Certificates of deposit	10,766	10,838	72
Equity securities	6,312	6,450	138
Eurodollar futures	—	(16)	(16)
Other	80	—	(80)

Investments-trading	$165,910	$168,376	$2,466

Security Type	December 31, 2009
	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$106,575	$106,575	$—
Residential mortgage-backed securities	964	964	—
Interests in securitizations (1)	27,710	9,110	(18,600)
TruPS	3,380	3,380	—
SBA loans	15,248	15,399	151

Investments-trading	$153,877	$135,428	$(18,449)

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.

Trading Securities Sold, Not Yet Purchased

The following table shows the cost and carrying value of all trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	September 30, 2010
Security Type	Cost	Carrying Value	Unrealized (Gain) / Loss
U.S. government agency mortgage-backed securities	$60,607	$61,045	$438
U.S. Treasury securities	11,949	12,329	380
Corporate bonds	12,765	13,033	268
Certificates of deposit	98	97	(1)

Total	$85,419	$86,504	$1,085

	December 31, 2009
Security Type	Cost	Carrying Value	Unrealized (Gain) / Loss
U.S. government agency mortgage-backed securities	$93,536	$94,837	$1,301
U.S. Treasury security	20,000	19,875	(125)

Total	$113,536	$114,712	$1,176

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company recognized $6,421 and $(1,754) of trading gains (losses) for the nine months ended September 30, 2010 and 2009, respectively, that relate to investments –trading still held at September 30, 2010 and 2009, respectively.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value as of the periods indicated.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	September 30, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$4,560	$245	$(4,315)
Equity Securities:
EuroDekania	7,259	1,177	(6,082)
Star Asia	20,728	32,379	11,651
Brigadier (2)	39	452	413
MFCA	5,561	2,471	(3,090)
Deep Value (3)	—	6,388	6,388
Duart Fund (4)	4,500	4,500	—
Other securities	98	59	(39)

Total equity securities	38,185	47,426	9,241

Residential loans	207	267	60
Foreign currency forward contracts	—	(92)	(92)

Other investments, at fair value	$42,952	$47,846	$4,894

	December 31, 2009
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$13,379	$2,380	$(10,999)
Equity Securities:
EuroDekania	6,977	451	(6,526)
Star Asia	17,503	14,058	(3,445)
RAIT	9,619	669	(8,950)
Brigadier (2)	—	4,075	4,075
MFCA	5,561	2,380	(3,181)
Deep Value	14,506	19,236	4,730
Other securities	175	138	(37)

Total equity securities	54,341	41,007	(13,334)

Residential loans	260	260	—

Other investments, at fair value	$67,980	$43,647	$(24,333)

(1)	Primarily comprised of collateralized debt obligations.
(2)	The Company originally invested $30,000 in the Brigadier onshore feeder fund. As of December 31, 2008, the Company had redeemed its entire initial investment. The remaining investment represented accumulated unrealized appreciation on this investment. The investment in the Brigadier onshore feeder fund was, at all times during 2009 and the nine months ended September 30, 2010, carried at its estimated fair value. However, for the purposes of the table above and determining the cost basis, the Company treated the redemptions during 2008 and 2009 and the nine months ended September 30, 2010 as first representing a return of investment and second representing a redemption of net appreciation. During the second quarter of 2010, the Company purchased $39 of limited partnership interest units in Brigadier from one of Brigadier’s investors.
(3)	The Company originally invested $14,506 in Deep Value. As of September 30, 2010, the Company had redeemed its entire initial investment. The remaining investment represented accumulated unrealized appreciation on this investment. The investment in Deep Value was, at all times during 2009 and the nine months ended September 30, 2010, carried at its estimated fair value. However, for the purposes of the table above and determining the cost basis, the Company treated the redemptions during the nine months ended September 30, 2010 as first representing a return of investment and second representing a redemption of net appreciation.

(4)	Duart Fund or “Duart Global Deep Value Securities Fund LP.” See note 8.

The Company has granted its bank debt lenders a security interest in substantially all securities that are currently included in other investments, at fair value.

8. FAIR VALUE DISCLOSURES

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheet. The Company recognized $20,717 and $7,158 of gains related to changes in fair value of investments for which it had elected the fair value option during the nine months ended September 30, 2010 and 2009, respectively. The Company recognized $3,892 and $5,299 of gains related to changes in fair value of investments for which it had elected the fair value option during the three months ended September 30, 2010 and 2009, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2010. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	September 30, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$103,664	$—	$38,259	$65,405
Residential mortgage-backed securities	893	—	893	—
Commercial mortgage-backed securities	1,886	—	1,886	—
U.S. Treasury securities	1,209	1,209	—	—
Interests in securitizations (1)	12,370	—	—	12,370
SBA loans	8,239	—	8,239	—
Corporate bonds	22,843	—	22,843	—
Certificates of deposit	10,838	—	10,838	—
Equity securities	6,450	6,450	—	—
Eurodollar futures	(16)	(16)	—	—

Total investments-trading	$168,376	$7,643	$82,958	$77,775

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	1,177	—	—	1,177
Star Asia (3)	32,379	—	—	32,379
MFCA (4)	2,471	—	—	2,471

	36,027	—	—	36,027

Investment Funds
Brigadier (5)	452	—	—	452
Deep Value (6)	6,388	—	—	6,388
Duart Fund (6)	4,500	—	4,500	—

	11,340	—	4,500	6,840
Other	59	—	—	59

Total equity securities	11,399	—	4,500	6,899
Interests in securitizations (1)	245	—	—	245
Residential loans	267	—	—	267
Foreign currency forward contracts	(92)	(92)	—	—

Total other investments, at fair value	$47,846	$(92)	$4,500	$43,438

Liabilities:
Trading securities sold, not yet purchased, at fair value:
U.S. government agency mortgage-backed securities	$61,045	$—	$61,045	$—
U.S. Treasury securities	12,329	12,329	—	—
Corporate bonds	13,033	—	13,033	—
Certificates of deposit	97	—	97	—

Total trading securities sold, not yet purchased	$86,504	$12,329	$74,175	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Hybrid Securities Fund – European
(3)	Real Estate Fund – Asian
(4)	Tax Exempt Fund
(5)	Multi-Strategy Credit Funds
(6)	Real Estate Funds

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2009 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$106,575	$—	$106,575	$—
Residential mortgage-backed securities	964	—	964	—
Interests in securitizations (1)	9,110	—	—	9,110
TruPS	3,380	—	—	3,380
SBA loans	15,399	—	15,399	—

Total investments-trading	$135,428	$—	$122,938	$12,490

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
RAIT (2)	$669	$669	$—	$—
EuroDekania (3)	451	—	—	451
Star Asia (4)	14,058	—	—	14,058
MFCA (5)	2,380	—	—	2,380

	17,558	669	—	16,889

Investment Funds
Brigadier (6)	4,075	—	4,075	—
Deep Value (7)	19,236	—	—	19,236

	23,311	—	4,075	19,236
Other	138	40	—	98

Total equity securities	41,007	709	4,075	36,223
Interests in securitizations (1)	2,380	—	—	2,380
Residential loans	260	—	—	260

Total other investments, at fair value	$43,647	$709	$4,075	$38,863

Liabilities:
Trading securities sold, not yet purchased, at fair value:
U.S. government agency mortgage-backed securities	$94,837	$—	$94,837	$—
U.S. Treasury security	19,875	19,875	—	—

Total trading securities sold, not yet purchased	$114,712	$19,875	$94,837	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Real estate industry
(3)	Hybrid Securities Fund – European
(4)	Real Estate Fund – Asian
(5)	Tax Exempt Fund
(6)	Multi-Strategy Credit Funds
(7)	Real Estate Funds

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the hierarchy of the estimate.

U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: These are securities which are generally traded over-the-counter. The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from external data providers. These valuations are based on a market approach. This is considered a Level 2 valuation in the hierarchy. In instances where the securities are either new issuances or experience illiquidity, such as collateralized mortgage obligations, more specifically agency inverse interest-only securities, the Company may use its own internal valuation models, which are based on an income approach. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

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

Interests in Securitizations: Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used, interests in securitizations will generally be classified as Level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about interests in securitizations. The Company generally believes that to the extent (1) it receives two quotations in a similar range from broker-dealers knowledgeable about interests in securitizations, and (2) the Company believes the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as Level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within Level 3 of the valuation hierarchy. If quotations are unavailable, valuation models prepared by the Company’s management are used, which are based on an income approach. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

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

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. This is considered a Level 1 value in the hierarchy. Other equity securities represent investments in investment funds and other non-publicly traded entities. All of these other entities have the attributes of investment companies as described in FASB ASC 946-15-2. Prior to the third quarter of 2009, the Company’s estimate of the fair value of its investment in these entities was based on valuation models prepared by Company’s management, which were based on a market approach, and were generally classified within Level 3 of the valuation hierarchy. During the third quarter of 2009, the Company began to estimate the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities except Star Asia. The Company generally classifies these estimates within either Level 2 if its investment in the entity is currently redeemable or Level 3 if its investment is not currently redeemable. In the case of Star Asia, the Company utilizes a series of valuation models to determine fair value, which use both the market and income based approaches.

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

Derivatives:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. These foreign currency forward contracts are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the foreign currency forward contracts is based on current quoted market prices. These are considered a Level 1 value in the hierarchy. As of September 30, 2010, the Company had 145 outstanding foreign currency forward contracts with a notional amount of 12.5 million Japanese Yen per contract. The Company had no forward currency forward contracts as of December 31, 2009.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures. These futures are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the EuroDollar futures contracts is based on current quoted market prices. These are considered a Level 1 value in the hierarchy. As of September 30, 2010, the Company had 87 outstanding EuroDollar futures contracts with a notional amount of $1 million per contract and a duration of three months. The Company had no EuroDollar futures contracts as of December 31, 2009.

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

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the nine and three months ended September 30, 2010 and 2009.

LEVEL 3 INPUTS

Nine Months Ended September 30, 2010

(Dollars in Thousands)

	January 1, 2010	Net realized/unrealized gains (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	September 30, 2010	Unrealized gains/(losses) still held at the end of the period(2)
		Net trading	Principal transactions and other income
Assets:

Investments-trading:

U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$—	$(532)	$—	$7,281	$58,656	$65,405	$(395)
Interests in securitizations (3)	9,110	10,413	—	—	(7,153)	12,370	4,703
TruPS	3,380	5,322	—	—	(8,702)	—	—

Total investments- trading	$12,490	$15,203	$—	$7,281	$42,801	$77,775	$4,308

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$451	$—	$444	$—	$282	$1,177	$444
Star Asia (5)	14,058	—	15,096	—	3,225	32,379	15,096
MFCA (6)	2,380	—	91	—	—	2,471	91

	16,889	—	15,631	—	3,507	36,027	15,631

Investment Funds
Brigadier (7)	—	—	(81)	4,216	(3,683)	452	(3,802)
Deep Value (8)	19,236	—	4,482	—	(17,330)	6,388	1,658

	19,236	—	4,401	4,216	(21,013)	6,840	(2,144)

Other	98	—	(39)	—	—	59	(39)

Total equity securities	36,223	—	19,993	4,216	(17,506)	42,926	13,448
Interests in securitizations (3)	2,380	—	3,441	—	(5,576)	245	75
Residential loans	260	—	60	—	(53)	267	60

Total other investments, at fair value	$38,863	$—	$23,494	$4,216	$(23,135)	$43,438	$13,583

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds – European
(5)	Real Estate Funds – Asian
(6)	Tax Exempt Funds
(7)	Multi-Strategy Credit Funds
(8)	Real Estate Funds

LEVEL 3 INPUTS

Nine Months Ended September 30, 2009

(Dollars in Thousands)

	January 1, 2009	Net realized/unrealized gains (losses) included in income		Transfers in and/or out, net of Level 3	Purchases and (Sales), net (1)	September 30, 2009	Unrealized gains (losses) still held at end of the period(2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading:
Interests in securitizations (3)	$3,000	$(1,672)	$—	$5,752	$(192)	$6,888	$(1,754)

Total investments- trading	$3,000	$(1,672)	$—	$5,752	$(192)	$6,888	$(1,754)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles	$12,749	$—	$1,707	$—	$600	$15,056	$1,707
Investment Funds	38,473	—	4,851	(4,104)	(21,024)	18,196	4,734

Total equity securities	51,222	—	6,558	(4,104)	(20,424)	33,252	6,441
Interests in securitizations	4,843	—	(2,943)	2,141	(1,487)	2,554	(2,878)

Total other investments, at fair value	$56,065	$—	$3,615	$(1,963)	$(21,911)	$35,806	$3,563

(1)	Includes return of principal/capital of interests in securitizations (primarily comprised of collateralized debt obligations) and investment funds. In addition, for the 2009 period, purchases and (sales), net for the investment funds include a decrease of $10,967 related to Deep Value’s investment in its related master fund. The Company deconsolidated Deep Value as of April 1, 2009.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at the end of the period.
(3)	Comprised of collateralized debt obligations.

LEVEL 3 INPUTS

Three Months Ended September 30, 2010

(Dollars in Thousands)

	June 30, 2010	Net realized/unrealized gains (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	September 30, 2010	Unrealized gains/(losses) still held at the end of the period(2)
		Net trading	Principal transactions and other income
Assets:

Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$7,057	$(464)	$—	$—	$58,812	$65,405	$(341)
Interests in securitizations (3)	15,844	3,283	—	—	(6,757)	12,370	(3,097)

Total investments- trading	$22,901	$2,819	$—	$—	$52,055	$77,775	$(3,438)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$474	$—	$421	$—	$282	$1,177	$421
Star Asia (5)	31,031	—	1,348	—	—	32,379	1,348
MFCA (6)	2,450	—	21	—	—	2,471	21

	33,955	—	1,790	—	282	36,027	1,790

Investment Funds
Brigadier (7)	414	—	(1)	—	39	452	(1)
Deep Value (8)	17,338	—	2,105	—	(13,055)	6,388	(719)

	17,752	—	2,104	—	(13,016)	6,840	(720)

Other	59	—	—	—	—	59	—

Total equity securities	51,766	—	3,894	—	(12,734)	42,926	1,070
Interests in securitizations (3)	369	—	175	—	(299)	245	(124)
Residential loans	263	—	16	—	(12)	267	16

Total other investments, at fair value	$52,398	$—	$4,085	$—	$(13,045)	$43,438	$962

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds – European
(5)	Real Estate Funds – Asian
(6)	Tax Exempt Funds
(7)	Multi-Strategy Credit Funds
(8)	Real Estate Funds

LEVEL 3 INPUTS

Three Months Ended September 30, 2009

(Dollars in Thousands)

	June 30, 2009	Net realized/unrealized gains (losses) included in income		Transfers in and/or out, net of Level 3	Purchases and (Sales), net (1)	September 30, 2009	Unrealized gains (losses) still held at end of the period(2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading:
Interests in securitizations (3)	$7,288	$(315)	$—	$—	$(85)	$6,888	$(400)

Total investments- trading	$7,288	$(315)	$—	$—	$(85)	$6,888	$(400)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles	$13,557	$—	$1,499	$—	$—	$15,056	$1,499
Investment Funds	19,657	—	2,643	(4,104)	—	18,196	2,643

Total equity securities	33,214	—	4,142	(4,104)	—	33,252	4,142
Interests in securitizations	3,512	—	211	—	(1,169)	2,554	211

Total other investments, at fair value	$36,726	$—	$4,353	$(4,104)	$(1,169)	$35,806	$4,353

(1)	Includes return of principal /capital of interests in securitizations (primarily comprised of collateralized debt obligations) and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that are still held at the end of the period.
(3)	Comprised of collateralized debt obligations.

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

During 2009, the liquidity and transparency surrounding structured credit products, such as interests in securitizations, continued to diminish. The absence of new issue activity in the primary market led to a continually decreasing level of transparency, as seasoned secondary issuances could not be analyzed on a comparative basis relative to new issuances. In addition, diminished trading activity in the secondary market also led the Company to believe that broker-dealer quotations may not be based on observable and reliable market information. The Company has maintained this assessment during 2010 and has not transferred any assets out of Level 3.

Investments-trading: During the nine months ended September 30, 2010, the transfers in to Level 3 reflect the transfer from Level 2 of our investments in certain U.S. government agency collateralized mortgage obligations, specifically agency inverse interest only securities, due to the fact that these securities are not very liquid, pricing discovery is challenging and there is decreased observability of inputs. During the three months ended September 30, 2010, there were no transfers in or out of Level 3. During the nine months ended September 30, 2009, transfers into Level 3 reflect the transfers from Level 2 of interests in securitizations comprised of bank trust preferred securities, due to decreased observability of inputs. During the three months ended September 30, 2009, there were no transfers in or out of Level 3.

Other investments, at fair value: During the nine months ended September 30, 2010, the transfers in to Level 3 reflect the transfer from Level 2 of our investment fund, Brigadier, due to the fact that the investment is not currently redeemable. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective the second quarter of 2010, the Brigadier fund ceased permitting redemptions until final liquidation. Therefore, no investor requested redemptions are allowed. Brigadier expects the liquidation to be completed during the fourth quarter of 2010. The fund distributed 90% of its NAV to its unit holders during the second quarter of 2010, and the remaining 10% will be distributed upon the completion of the final audit and settlement of expenses of the fund. During the three months ended September 30, 2010, there were no transfers in or out of Level 3. During the nine months ended September 30, 2009, the transfers into Level 3 reflect the transfers from Level 2 of interests in securitizations comprised of bank trust preferred securities, due to decreased observability of inputs. During the nine and three months ended September 30, 2009, the transfers out of Level 3 to Level 2 represent a certain investment fund for which the Company estimated its fair value based on the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions of FASB ASC 820 which were adopted by the Company during the third quarter of 2009.

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at September 30, 2010 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$1,177		N/A	N/A
Star Asia (b)	32,379		N/A	N/A
MFCA (c)	2,471		N/A	N/A

	36,027

Investment Funds:
Brigadier (d)	$452	$—	N/A	N/A
Deep Value (e)	6,388	—	N/A	N/A
Duart Fund (f)	4,500	—	Quarterly	90 days

	11,340	—

Total	$47,367	$—

	Fair Value at December 31, 2009 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$451		N/A	N/A
Star Asia (b)	14,058		N/A	N/A
MFCA (c)	2,380		N/A	N/A

	16,889

Investment Funds:
Brigadier (d)	4,075	$—	Monthly	90 days
Deep Value (e)	19,236	—	N/A	N/A

	23,311	—

Total	$40,200	$—

N/A – Not applicable.

(a)	EuroDekania Limited’s (“EuroDekania”) investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe (“EuroTruPS”); widely syndicated leveraged loans by European corporate loans; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using a series of internal valuation models that use both the market and income approach. If the Company had used Star Asia’s unadjusted reported NAV to determine its fair value, the carrying value of its investment in Star Asia would have been $38,093 as of September 30, 2010 and $17,088 as of December 31, 2009.
(c)	MFCA’s investment strategy is to make direct and indirect investments in certain securities whose interest payments are exempt from US federal income taxes consisting of long-term obligations issued by or on behalf of non-profit institutions and state authorities in the healthcare, education, cultural, philanthropic, research, service/advocacy, infrastructure and housing sectors. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company does not manage MFCA. Therefore, the Company uses the latest reported NAV from the third party manager. From time to time, this may be one quarter in arrears. MFCA has announced that it intends to list equity securities on a public exchange. To date, no public listing has been completed. If such a listing is completed in the future on a nationally recognized exchange, the Company will cease to apply the provisions of FASB ASC 820 and will determine the fair value of its interest in MFCA based on the public trading price rather than the underlying NAV of MFCA.
(d)	Brigadier’s investment strategy was to make investments in various sectors of the fixed income markets. Prior to commencement of the liquidation process, the fund operated under four basic investment strategies: long-short, relative value, primary origination and market arbitrage. The investment manager may have periodically reallocated its assets among different strategies based on the desired risk management characteristics of the fund. After a one-year lock-up period, the fund allowed monthly redemptions upon 90 days notice. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective beginning in the second quarter of 2010, the Brigadier fund ceased permitting redemptions until final liquidation. Brigadier expects the liquidation to be completed during 2010. The fund distributed 90% of its NAV to unit holders during the second quarter of 2010, with the remaining 10% to be distributed upon the completion of final audits and settlement of expenses of the fund. Currently, no investor requested redemptions are allowed. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(e)	Deep Value’s investment strategy is to make investments in securities secured by, or related to, residential and commercial real estate including RMBS, equity and debt investments in CDOs that are collateralized mainly by RMBS, senior and subordinated mortgage notes, preference shares and whole loans secured by or related to residential real estate and other related securities and derivatives referencing the foregoing. The fund may also invest in CMBS and other securities and debt secured by or relating to commercial real estate. This is a closed-end fund that does not allow redemptions. The expected term of the fund is three years, with two optional one-year extensions. As of September 30, 2010, Deep Value has liquidated substantially all of its remaining investments and expects to distribute its remaining investments during the fourth quarter of 2010. The fair value of the investment in this category has been estimated using the net asset value per share of the investments in accordance with the “practical expedient” provisions of FASB ASC 820.
(f)	The Duart Fund is a specialized deep value and special situations investment opportunity fund. The Duart Fund’s investment strategy is to make investments primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, or debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps that relate to real estate securities) and partnership or fund interests in the real estate industry globally. The Duart Fund allows quarterly redemptions upon 90 days notice. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

(Dollars in Thousands)

	September 30, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill (Strategos)	$3,121	$—	$—	$3,121

The Company determined the fair value of its goodwill related to the Strategos acquisition using a discounted cash flow model, which is based on an income approach. This value was determined in accordance with its annual impairment test. An impairment charge of $5,607 was recorded. See footnote 10.

9. COLLATERALIZED SECURITIES TRANSACTIONS

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

The Company enters into reverse repurchase agreements to acquire securities to cover short positions or as an investment. The Company enters into repurchase agreements to finance the Company’s securities positions held in inventory. At September 30, 2010 and December 31, 2009, the fair value of securities received as collateral under reverse repurchase agreements was $8,334 and $19,875, respectively. At September 30, 2010 and December 31, 2009, the fair value of securities pledged as collateral under repurchase agreements was $8,239 and $0, respectively.

10. GOODWILL

Goodwill

The following table presents goodwill as of the relevant dates:

	September 30, 2010	December 31, 2009
Strategos	$8,728	$8,728
Impairment of goodwill	(5,607)	—

	3,121	8,728
AFN	823	823

Total	$3,944	$9,551

The Company periodically reviews goodwill for impairment. The Company performs its annual impairment test of goodwill in the third quarter of each year (Strategos) and the fourth quarter of each year (AFN).

For its annual impairment test of Strategos, the Company first estimates the current fair value of the Strategos reporting unit. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired. The Company determines the fair value of the Strategos reporting unit using a discounted cash flow analysis. During the third quarter of 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Strategos. During the nine and three months ended September 30, 2010, the Company recognized an impairment charge of $5,607. The charge is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expenses.

11. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets include deferred financing costs, deferred solicitations costs, prepaid expenses, security deposits, miscellaneous other assets, cost method investments, furniture, equipment and leasehold improvements, net, intangible assets, and investments in private partnerships and limited liability companies that are valued using the equity method of accounting.

Other assets at September 30, 2010 and December 31, 2009 included:

	September 30, 2010	December 31, 2009
Deferred financing costs	$313	$1,044
Deferred solicitation costs	784	2,590
Prepaid expenses	6,500	2,747
Security deposits	1,605	1,879
Miscellaneous other assets	1,524	2,202
Cost method investment	250	250
Furniture, equipment and leasehold improvements, net	2,536	3,226
Intangible assets	206	574
Equity method affiliates	8,351	477

Other assets	$22,069	$14,989

Accounts payable and other liabilities include accounts payable, rent payable, payroll tax liabilities, severance payable, accrued interest payable, accrued income taxes, guarantee liabilities related to GSME Acquisition Partners I and Alesco XIV (see note 18), deferred income (see note 5) and other general accrued expenses.

Accounts payable and other liabilities at September 30, 2010 and December 31, 2009 included:

	September 30, 2010	December 31, 2009
Accounts payable	$3,094	$1,930
Rent payable	853	877
Accrued interest payable	1,172	1,055
Income and payroll taxes payable	965	1,522
Severance payable	26	971
Guarantee liability	1,182	1,182
Deferred income	5,006	1,472
Other general accrued expenses	3,561	4,030

Accounts payable and other liabilities	$15,859	$13,039

12. INVESTMENTS IN EQUITY METHOD AFFILIATES

The Company has several investments that are accounted for under the equity method. Equity method accounting requires that the Company record its investment on the consolidated balance sheets and recognize its share of the affiliate’s net income as earnings each year. Investment in equity method affiliates is included as a component of other assets on the Company’s consolidated balance sheets.

The Company has certain equity method affiliates for which it has elected the fair value option. The Company elected the fair value option for its investments in the onshore feeder fund of Brigadier and MFCA effective January 1, 2008. See notes 7 and 8. In March 2010, the Company participated in a rights offering of Star Asia and made an additional investment in Star Asia and increased its ownership percentage. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected. Effective with this ownership increase, Star Asia is considered an equity method affiliate. However, the Company continued its fair value election regarding Star Asia. See notes 8 and 21.

The Company acquired an interest in a newly formed entity Star Asia SPV for $4,058 in March 2010. The Company subsequently made an additional investment in Star Asia SPV during the second quarter of 2010 for $328. Star Asia SPV is treated as an equity method investment. See note 21.

As of December 31, 2009, the Company had three equity method investees (excluding equity method affiliates for which the Company has adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; and (iii) Deep Value GP II. As of September 30, 2010, the Company has five equity method investees (excluding equity method affiliates for which it has adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; and (v) Duart Capital Management LLC (“Duart Capital”). See note 21 for a discussion of Duart Capital. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in
	Star Asia Manager	Deep Value GP	Deep Value II GP	Star Asia SPV	Duart Capital	Total
Balance at January 1, 2010	$343	$97	$37	$—	$—	$477
Investments / advances	—	—	—	4,386	812	5,198
Distributions/repayments	(550)	—	—	(2,723)	—	(3,273)
In-kind distribution	—	—	—	(55)	—	(55)
Earnings / (loss) realized	601	5,990	(2)	227	(812)	6,004

Balance at September 30, 2010	$394	$6,087	$35	$1,835	$—	$8,351

In September 2010, Strategos substantially completed the liquidation of the first Strategos Deep Value Fund. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized an incentive fee earned in the amount of $11,929. The Company owns 50% of the Deep Value GP. Therefore, the Company’s share of this incentive fee was $5,965 and was included as a component of income from equity method affiliates. This incentive fee is included in the earnings / (loss) realized line item of $5,990 in the table above.

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	September 30, 2010	December 31, 2009
Total Assets	$507,042	$255,511

Liabilities	$155,217	$2,308
Equity attributable to the controlling interest	350,637	253,203
Non-controlling interest	1,188	—

Liabilities & Equity	$507,042	$255,511

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income / (loss) attributable to controlling interest	$39,079	$39,140	$64,898	$79,629

See note 21 for information regarding transactions with the Company’s equity method investees.

13. VARIABLE INTEREST ENTITIES

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company; and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of September 30, 2010, the Company has drawn this conclusion.

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

As of September 30, 2010, the Company has variable interests in various securitizations but it has determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial or other support to these VIEs during the nine or three months ended September 30, 2010 and 2009 and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2010 and December 31, 2009.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs and the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2010 and December 31, 2009.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	September 30, 2010
	Carrying Amount
	Other Receivables	Investments-Trading	Other Investments, at Fair Value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$1,936	$827	$—	$2,763
Third party managed VIEs	15	11,543	245	11,803

Total	$1,951	$12,370	$245	$14,566

	December 31, 2009
	Carrying Amount
	Other Receivables	Investments-Trading	Other Investments, at Fair Value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$3,140	$3,364	$188	$6,692
Third party managed VIEs	278	5,746	2,192	8,216

Total	$3,418	$9,110	$2,380	$14,908

14. DEBT

The Company had the following debt outstanding as of September 30, 2010 and December 31, 2009, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par	September 30, 2010	December 31, 2009	Interest Rate Terms	Weighted Average Interest Rate @ 09/30/2010	Weighted Average Contractual Maturity
2010 Credit Facility	$9,300	$9,300	$—	6.00%	6.00%	September 2012
2009 Credit Facility	—	—	9,950	N/A	N/A	July 2009
Contingent convertible senior notes	21,006	20,511	25,374	7.63%	7.63%	May 2027(1)
Junior subordinated notes	49,614	17,194	17,269	7.39%	7.39%	August 2036
Subordinated notes payable	1,426	1,426	9,368	12.00%	12.00%	June 2013

Total		$48,431	$61,961

(1)	The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date.

2010 Credit Facility

On July 29, 2010, Dekania Investors, LLC, a subsidiary of the Company, entered into a new secured credit facility with TD Bank, N.A. (the “2010 Credit Facility”). The new credit facility expires in September 2012, and replaces Cohen Brothers’ previous $30,000 revolving credit facility that was due to expire on May 31, 2011 (the “2009 Credit Facility”). Proceeds of the 2010 Credit Facility will be used to finance working capital requirements and for general corporate purposes.

The 2010 Credit Facility is comprised of $ 9,300 of term loan capacity and a maximum of $1,300 for the issuances of letters of credit. On July 29, 2010, Dekania Investors, LLC drew $9,300. Scheduled payments of principal and interest are required over the term of the credit facility.

With respect to the draw of $9,300, Dekania Investors, LLC is required, commencing on September 30, 2010, to make seven consecutive quarterly principal payments in the amount of $1,162. All unpaid principal and interest with respect to the outstanding draw of $9,300 will be due and payable on September 30, 2012. As of October 1, 2010, the Company had $8,138 of outstanding borrowings and there was no availability to borrow under the 2010 Credit Facility.

Amounts outstanding pursuant to the 2010 Credit Facility bear interest, at Dekania Investors LLC’s option, at either: (1) the adjusted LIBOR rate (as defined in the 2010 Credit Facility) plus 4.5% (the “LIBOR Rate”) provided that the adjusted LIBOR is at least 1.5%, or (2) a base rate (as defined in the 2010 Credit Facility), plus 2.75%. The current minimum annual interest rate of the 2010 Credit Facility is 6.0%.

Dekania Investors, LLC will pay a fee on the face amount of each letter of credit issued equal to (1) 4.5%, (2) a fronting fee of 0.25% on the face amount of the letter of credit issued, and (3) the customary issuance fees. TD Bank charged an upfront fee for the 2010 Credit Facility of $250, and Cohen Brothers was required to pay TD Bank $450 as an exit fee for the previous credit facility.

As a result of the 2010 Credit Facility and the related security and pledge agreements, the Company and its affiliates continue to grant TD Bank a security interest in certain of their assets, including substantially all of their remaining asset management contracts and their rights in the three-year Services Agreement discussed in note 5, but not its investments that are currently classified as investments-trading.

The 2010 Credit Facility includes standard events of default, representations, warranties, restrictions and covenants, including financial covenants that Dekania Investors, LLC is required to maintain, such as (1) a minimum net worth; (2) a minimum consolidated cash flow to debt service coverage ratio; (3) a minimum consolidated cash flow to debt service and distribution coverage ratio and (4) a maximum funded debt to consolidated cash flow ratio.

As of September 30, 2010, Dekania Investors, LLC was in compliance with the financial covenants in the 2010 Credit Facility.

Contingent Convertible Senior Notes

In March 2010, the Company repurchased $5,144 notional amount of contingent convertible senior notes from an unrelated third party for $4,115. The Company recognized a gain from repurchase of debt of $886 which is included as a separate component of non-operating income/(expense) in the Company’s consolidated statements of operations.

Subordinated Notes

On July 29, 2010, Cohen & Company Securities, LLC (“CCS”), one of the Company’s U.S. broker-dealer subsidiaries commenced its offer to purchase all of the outstanding unsecured subordinated promissory notes issued by Cohen Brothers due June 20, 2013 (the “Subordinated Notes”) for an amount equal to 80% of the outstanding principal balance (including accrued paid in kind interest up to, but excluding, the payment date) plus 100% of accrued and unpaid cash interest up to, but excluding, the payment date. As of July 29, 2010, the notes had a principal balance of $9,508 and interest is paid in cash at an annual rate equal to nine percent (9%) per annum and in kind, at an annual rate equal to three percent (3%) per annum. On August 27, 2010, CCS completed its cash offer to purchase all of the outstanding Subordinated Notes that were tendered. A total of $8,081 principal amount of the Subordinated Notes (representing 85% of the outstanding Subordinated Notes) were tendered prior to the expiration of the offer to repurchase on August 26, 2010. CCS accepted for purchase all of the Subordinated Notes tendered pursuant to the offer to repurchase for a total purchase price of $6,762, including accrued interest. The Company recognized a gain from repurchase of debt of $1,632 for the nine and three months ended September 30, 2010. See Note 21 for a description of notes held and redeemed by related parties.

Deferred Financing.

In July 2010, the Company wrote off $675 of unamortized deferred financing to interest expense relating to the 2009 Credit Facility upon the execution of the 2010 Credit Facility. The Company incurred $339 of deferred financing costs during the third quarter of 2010 associated with the 2010 Credit Facility. Deferred financing costs are recorded in other assets in the consolidated balance sheets. See note 11. The Company will expense these deferred financing costs to interest expense over the remaining life of the 2010 Credit Facility. The Company recognized interest expense from deferred financing costs of $1,070 and $856 for the nine months ended September 30, 2010 and 2009, respectively, and $702 and $180 for the three months ended September 30, 2010 and 2009, respectively. The expected interest expense from deferred financing costs to be recognized in 2010 is $1,109 (including the $1,070 already recognized as of September 30, 2010); in 2011 is $156; and in 2012 is $117. No expense will be recorded beyond 2012 as the deferred financing costs will be fully amortized in 2012.

15. INCOME TAXES

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

The Company has recorded deferred income taxes as of September 30, 2010 in accordance with FASB ASC No. 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is not more likely than not that the tax benefits will be realized.

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

No rights were exercisable at September 30, 2010. There was no impact to the Company’s financial results as a result of the adoption of the Rights Agreement in December 2009. The terms and conditions of the Rights are set forth in the Section 382 Rights Agreement attached as Exhibit 4.1 to Cohen & Company Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2009.

Notwithstanding the facts that (i) the Company has determined that the use of its remaining NOL and NCL carryforwards are not currently limited by Section 382 of the Code; and (ii) the Company has implemented the rights plan described above to reduce the chance of a future ownership change, the Company recorded a valuation allowance for substantially all of its NOLs and NCLs when calculating its net deferred tax liability as of September 30, 2010. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

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

The Company recorded a tax benefit during the third quarter of 2010 of $622. This benefit realized by the Company was not the result of changing its assessment of the likelihood of realizing its existing NOL or NCL carryforward and the corresponding adjustment to the valuation allowance. Rather, during the third quarter, the Company reduced its estimated current income tax rate for 2010 based on revised estimates of current state and local taxable income.

16. NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined therein. As applied to the Company’s U.S. broker-dealer subsidiaries, CCS and CCM, the rule required net capital of $601 and $275, respectively, as of September 30, 2010. As of September 30, 2010, CCS’s adjusted net capital was $3,912 which exceeded the minimum requirements by $3,311, and CCM’s adjusted net capital was $25,971 which exceeded the minimum requirements by $25,696.

EuroDekania Management Limited, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of September 30, 2010, the total minimum required net liquid capital was $2,396, and net liquid capital in EuroDekania Management Limited was $9,780, which exceeded the minimum requirements by $7,384 in compliance with the net liquid capital provisions.

17. EARNINGS (LOSS) PER COMMON SHARE/MEMBERSHIP UNIT

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

EARNINGS (LOSS) PER COMMON SHARE/MEMBERSHIP UNIT

(Dollars in Thousands, except share or unit and per share or per unit information)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income (loss) attributable to Cohen & Company Inc.	$1	$(407)	$4,976	$(10,755)
Add: Income attributable to the non-controlling interest attributable to Cohen Brothers membership units exchangeable into Cohen & Company Inc. shares (1)	(138)	—	2,645	—
Add (deduct): Adjustment for income tax benefit (expense) (2)	139	—	(104)	—

Net income (loss) on a fully converted basis	$2	$(407)	$7,517	$(10,755)

Weighted average common shares/membership units outstanding – Basic	10,428,481	9,611,707	10,391,679	9,611,707
Cohen Brothers membership units exchangeable into Cohen & Company Inc. shares (1)	5,283,556	—	5,283,556	—

Weighted average common shares/membership units outstanding – Diluted	15,712,037	9,611,707	15,675,235	9,611,707

Net income (loss) per common share/membership unit-Basic	$—	$(0.04)	$0.48	$(1.12)

Net income (loss) per common share/membership unit-Diluted	$—	$(0.04)	$0.48	$(1.12)

(1)	The Cohen Brothers membership units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest for the nine and three months ended September 30, 2010) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per common share when the effect is dilutive using the if-converted method.
(2)	If the Cohen Brothers membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.

18. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is a party to various routine legal proceedings arising out of the ordinary course of the Company’s business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s U.S. broker-dealer subsidiary, CCS, is a party to litigation commenced in 2009 in the United States District Court for the Northern District of Illinois (the “Illinois Court”) under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC. The plaintiff in this case is the Liquidation Trustee for the Estate of Sentinel Management Group, Inc. (“Sentinel”), which filed a bankruptcy petition in August 2007. The Liquidation Trustee alleges that CCS sold Sentinel securities, mainly collateralized debt obligations, that the Liquidation Trustee contends were unsuitable for Sentinel and that CCS violated Section 10(b) of the Exchange Act and Rule 10b-5. The Liquidation Trustee also seeks relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. The relief sought by the Liquidation Trustee under these various legal theories includes damages, rescission, disgorgement, and recovery of allegedly voidable transactions under the Bankruptcy Code, as well as costs and attorneys’ fees. The Company is vigorously defending the claims. By order dated July 8, 2009, the Illinois Court dismissed the Liquidation Trustee’s Illinois Consumer Fraud Act claim. Discovery is ongoing with respect to the remaining claims. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

CCS is also party to litigation commenced on May 21, 2009 in the Illinois Court under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC, Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. The plaintiff in this case is the Liquidation Trustee of the Sentinel Liquidation Trust, which emerged from the bankruptcy of Sentinel, filed in August 2007. The Liquidation Trustee, purportedly as the assignee of claims of Sentinel’s customers, alleges that, by recommending that Sentinel purchase securities, mainly collateralized debt obligations, that the trustee deems to have been unsuitable for Sentinel’s customer accounts, CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law. The complaint also alleges claims under common law theories of negligence and unjust enrichment. The Company will vigorously defend all claims. CCS filed a motion to dismiss the Liquidation Trustee’s complaint on July 21, 2009. On August 19, 2009, without having ruled on CCS’s motion to dismiss, the Illinois Court stayed this action pending the Liquidation Trustee’s appeal of the dismissal on July 28, 2009, of a substantially similar case brought against The Bank of New York Mellon Corp (“BNYM”). The dismissal in the BNYM case has been reversed and remanded to the Illinois Court, but no action has been taken by the Illinois Court in the litigation against CCS. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

In a related development, CCS received a subpoena on May 14, 2009 from the staff of the Securities and Exchange Commission (“SEC”) captioned In the Matter of Sentinel Management Group, Inc. CCS and the Company has cooperated with the investigation.

Cohen Brothers and its registered investment advisor subsidiary, Cohen & Company Financial Management, LLC (f/k/a Cohen Bros. Financial Management, LLC) are also named in a lawsuit filed on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, captioned Riverside National Bank of Florida v. Taberna Capital Management, LLC, Trapeza Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bank of America Corporation, as successor in interest to Merrill Lynch & Co., JP Morgan Chase, Inc, JP Morgan Securities, Citigroup Global Markets., Credit Suisse (USA) LLC, ABN AMRO, Cohen & Company, Morgan Keegan & Co., Inc., SunTrust Robinson Humphrey, Inc., The McGraw-Hill Companies, Inc., Moody’s Investors Services, Inc. and Fitch Ratings, Ltd. The plaintiff, Riverside National Bank of Florida (“Riverside”), alleges that offering memoranda issued in connection with certain interests in securitizations it purchased failed to disclose alleged ratings agencies’ conflicts of interest. Riverside alleges, among other things, common law fraud, negligent misrepresentation and breaches of certain alleged duties. On September 28, 2009, after a demand was made by the Company and its co-defendants to change venue, plaintiff filed a stipulation with the Supreme Court of the State of New York, County of Kings, consenting to changing the place of trial from County of Kings to County of New York. The Company is vigorously defending the claims. On December 11, 2009, the defendants filed motions to dismiss the complaint on several grounds. On April 16, 2010, Riverside was closed by the Office of the Comptroller of the Currency. Subsequently, the Federal Deposit Insurance Corporation (the “FDIC”) was named receiver of the bank. By letter dated April 19, 2010, Riverside requested a 30 day extension for the oral argument on the defendants’ motions to dismiss which was originally scheduled for May 12, 2010. On May 4, 2010, the FDIC filed a motion to substitute as plaintiff and for an order staying the litigation for 90 days which was subsequently granted. On June 3, 2010, the defendants removed the action to the United States District Court for the Southern District of New York where the case is captioned Federal Deposit Insurance Corporation v. The McGraw-Hill Companies, Inc. et al., 10 Civ. 04421 (DAB). On June 25, 2010, Judge Deborah Batts signed an order providing that defendants are to re-file their motions to dismiss by August 24, 2010. On August 20, 2010, Judge Batts signed an order adjourning the proceedings for an additional 90 days at the request of the FDIC. The effect of such orders is that the defendants’ motion to dismiss must be filed by February 23, 2011, after which the FDIC will have 60 days to respond and defendants will have 30 days for their replies.

Cohen & Company Financial Management, LLC (“CCFM”) was named in a lawsuit filed on July 29, 2010 in the United States District Court for the District of Oregon, captioned Cascade Bancorp v. Cohen & Company Financial Management, LLC. On September 2, 2010, a Notice of Dismissal without prejudice was filed with respect to the lawsuit by Cascade Bancorp in the United States District Court for the District of Oregon.

Regulatory Matters

On June 18, 2009, Cohen Brothers was one of a number of market participants to receive a subpoena from the SEC seeking documents and information in an investigation titled In the Matter of Certain CDO Structuring Sales and Marketing Practices. The Company has and intends to continue to cooperate with the investigation.

In 2009, CCS was subject to a routine FINRA examination. As a result of that exam, the FINRA staff requested additional information and the testimony of certain employees concerning the mark-ups CCS charged in four transactions during the exam period. CCS and the Company cooperated with FINRA. CCS has reached an agreement in principle with the FINRA staff to settle allegations that it charged impermissible mark-ups to qualified institutional customers in one transaction in 2007, and two transactions in 2008. Without admitting or denying the allegations, CCS consented to a Letter of Acceptance, Waiver and Consent that, among other things, (i) alleged violations of NASD Rules 2110, 2440 and 3010; (ii) censured CCS; (iii) ordered CCS to pay restitution of $899 plus interest; (iv) ordered CCS to pay a $50 fine; and (v) directed CCS to review its supervisory systems and procedures. The agreement is awaiting final approval by FINRA. As a result, the Company recorded a net expense of $707 during the third quarter of 2010. The net expense of $707 was comprised of two entries: (i) the Company recorded additional expense of $1,117 as a component of professional services, subscriptions, and other operating expenses, representing the restitution of $899, the fine of $50, and $168 of estimated interest charges; and (ii) the Company recorded a reduction in compensation and benefits expense of $410, representing the intended recapture by the Company of incentive compensation previously paid employees related to the three transactions.

Non-Profit Preferred Funding I (“NPPF I”) Arrangement with Merrill Lynch Portfolio Management, Inc.

On December 27, 2007, Merrill Lynch Portfolio Management, Inc. (the “NPPF I Trustor”) and the trustee of the NPPF I CDO entered into a loan agreement whereby the NPPF I Trustor made an initial $3,000 advance to the NPPF I CDO so that additional funds would be available for the most junior CDO certificate holders in future distributions of CDO waterfall payments. At each waterfall payment date, the advance will be repaid in full and the NPPF I Trustor will re-advance a scheduled amount to the CDO trust. The scheduled amounts will decrease by $300 on each distribution date through September 15, 2012. The advance will not bear interest. The Company is not a party to this agreement and is not obligated to provide reimbursement for any outstanding advances to NPPF I Trustor. As of September 30, 2010, the outstanding advance between NPPF I Trustor and Merrill Lynch Portfolio Management, Inc. was $1,200.

As an accommodation to NPPF I Trustor, the Company agreed to pay 6% simple interest on the advance via a side letter agreement entered into on December 27, 2007, between the Company and NPPF I Trustor. The Company is only obligated to pay interest on outstanding advances. The side letter will terminate on the earlier of the payment in full of all advances and December 2014. The Company accounts for the interest on the outstanding advances as a reduction to revenue since these interest payments are deemed a direct reduction of the Company’s on-going revenue that otherwise would have been earned for the duration of the trust. The reduction in revenue earned by the Company for the nine months ended September 30, 2010 and 2009 was $70 and $97, respectively, and for the three months ended September 30, 2010 and 2009 was $21 and $30, respectively. The potential additional liability the Company would have, assuming the $1,200 advance (as of September 30, 2010) to the NPPF I Trust remained outstanding through December 2014, would be approximately $306.

The Company sold the NPPF I management contract during the first quarter of 2009. However, the Company retained this obligation.

Letter of Credit on behalf of GSME Acquisition Partners I

In November 2009, the Company acted as the lead underwriter for the initial offering of a new special purpose acquisition corporation, GSME Acquisition Partners I (“GSME”), which will focus on acquiring a company located in China. A special purpose acquisition corporation (“SPAC”) is a blank check company that raises money from stockholders into a shell corporation and then seeks to utilize that money to finance a business combination. Generally, the money is funded into a trust and certain provisions are put in place to ensure the trust can liquidate and return the money to stockholders if the business combination is not completed by a certain date. The sponsors of the SPAC generally receive equity interests which are subordinated in some form in the event the trust has to liquidate. GSME has twelve months to identify a business combination and obtain approval from stockholders and an additional six months for the business combination to close. In connection with this transaction, the Company issued a letter of credit for the benefit of the trust in the amount of $1,242 that will be drawn upon under certain circumstances, such as the non-approval of a business combination by stockholders or if no business combination is presented for a vote within the specified time frame. The Company’s maximum exposure to GSME pursuant to the letter of credit is $1,242. The Company’s obligation to fund amounts to GSME is accounted for as a guarantee pursuant to the guarantee provisions included in FASB ASC 460, Guarantees. As of September 30, 2010 and December 31, 2009, the Company had a $98 liability included in accounts payable and other liabilities for its “obligation to stand ready to perform.” If it becomes probable and estimable that the Company will be required to fund the guarantee, an additional or incremental liability will be accrued for under the guidance of FASB ASC 450, Contingencies. On October 12, 2010, GSME announced that it had entered into an agreement to acquire an entity. GSME announced that it will hold its extraordinary general meeting of shareholders on November 17, 2010 to consider and vote upon its proposed acquisition. If the acquisition is approved by shareholders, the Company’s letter of credit should be released and the Company would reverse its guarantee liability of $98 with an offsetting credit new issue revenue in the consolidated statement of operations. If the acquisition is not approved, it is possible that all, or a portion, of the Company’s letter of credit will be drawn to fund the liquidation of GSME. If this were to happen, any draw on the letter of credit in excess of $98 will result in additional expense that will be recorded by the Company. The maximum amount of additional expense is $1,144.

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

Delayed Draw Notes

In March 2010, the Company purchased $5,000 delayed draw notes in a subprime auto loan securitization. As of September 30, 2010, $3,474 has been drawn and funded by the Company. Subsequent to September 30, 2010, the Company sold the delayed draw notes to an unrelated third party and therefore has no further funding obligation. The notes were sold for $3,143 resulting in a loss of $32 as compared to the September 30, 2010 carrying value.

19. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the nine and three months ended September 30, 2010 and 2009 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

Beginning with this quarterly report, the Company reclassified certain personnel and operating expenses from its asset management segment to its principal investing segment. All prior periods presented have been reclassified to conform with the current period presentation. The following tables present the financial information for the Company’s segments for the periods indicated.

As of and for the nine months ended September 30, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading	$56,483	$—	$—	$56,483	$—	$56,483
Asset management	—	19,050	—	19,050	—	19,050
New issue and advisory	2,103	—	—	2,103	—	2,103
Principal transactions and other income	(24)	375	22,661	23,012	—	23,012

Total revenues	58,562	19,425	22,661	100,648	—	100,648
Total operating expenses	43,809	17,148	2,246	63,203	32,649	95,852

Operating income / (loss)	14,753	2,277	20,415	37,445	(32,649)	4,796
Income from equity method affiliates	—	5,964	40	6,004	—	6,004
Other non operating income / (expense)	—	970	—	970	(3,648)	(2,678)

Income / (loss) before income taxes	14,753	9,211	20,455	44,419	(36,297)	8,122
Income tax expense	—	—	—	—	501	501

Net income / (loss)	14,753	9,211	20,455	44,419	(36,798)	7,621
Less: Net income attributable to the noncontrolling interest	—	—	—	—	2,645	2,645

Net income / (loss) attributable to Cohen & Company Inc.	$14,753	$9,211	$20,455	$44,419	$(39,443)	$4,976

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$576	$—	$576	$1,323	$1,899

Balance sheet data:
Total assets(2) (3)	$191,685	$18,276	$50,984	$260,945	$47,543	$308,488

Investment in equity method affiliates (included in total assets)	$—	$5,964	$2,387	$8,351	$—	$8,351

As of and for the nine months ended September 30, 2009	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading	$31,918	$—	$—	$31,918	$—	$31,918
Asset management	—	23,784	—	23,784	—	23,784
New issue and advisory	1,225	—	—	1,225	—	1,225
Principal transactions and other income	13	396	4,598	5,007	—	5,007

Total revenues	33,156	24,180	4,598	61,934	—	61,934
Total operating expenses	33,286	16,194	569	50,049	19,617	69,666

Operating income / (loss)	(130)	7,986	4,029	11,885	(19,617)	(7,732)
Loss from equity method affiliates	—	—	(3,592)	(3,592)	—	(3,592)
Other non operating income / (expense)	—	4,616	—	4,616	(3,758)	858

Income / (loss) before income taxes	(130)	12,602	437	12,909	(23,375)	(10,466)
Income tax expense	—	—	—	—	300	300

Net income / (loss)	(130)	12,602	437	12,909	(23,675)	(10,766)
Less: Net loss attributable to the noncontrolling interest	—	—	(11)	(11)	—	(11)

Net income / (loss) attributable to Cohen & Company Inc.	$(130)	$12,602	$448	$12,920	$(23,675)	$(10,755)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$587	$—	$587	$1,332	$1,919

Balance sheet data:
Total assets(2) (3)	$15,425	$17,207	$42,640	$75,272	$24,275	$99,547

Investment in equity method affiliates (included in total assets)	$—	$—	$420	$420	$—	$420

As of and for the three months ended September 30, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading	$14,025	$—	$—	$14,025	$—	$14,025
Asset management	—	6,036	—	6,036	—	6,036
New issue and advisory	30	—	—	30	—	30
Principal transactions and other income	36	3	2,974	3,013	—	3,013

Total revenues	14,091	6,039	2,974	23,104	—	23,104
Total operating expenses	13,689	8,980	2,002	24,671	4,591	29,262

Operating income / (loss)	402	(2,941)	972	(1,567)	(4,591)	(6,158)
Income from equity method affiliates	—	5,964	148	6,112	—	6,112
Other non operating income / (expense)	—	(1)	—	(1)	(712)	(713)

Income / (loss) before income taxes	402	3,022	1,120	4,544	(5,303)	(759)
Income tax expense / (benefit)	—	—	—	—	(622)	(622)

Net income / (loss)	402	3,022	1,120	4,544	(4,681)	(137)
Less: Net income attributable to the noncontrolling interest	—	—	—	—	(138)	(138)

Net income / (loss) attributable to Cohen & Company Inc.	$402	$3,022	$1,120	$4,544	$(4,543)	$1

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$191	$—	$191	$437	$628

As of and for the three months ended September 30, 2009	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated(1)	Total
Summary statement of operations
Net trading	$10,907	$—	$—	$10,907	$—	$10,907
Asset management	—	6,871	—	6,871	—	6,871
New issue and advisory	480	—	—	480	—	480
Principal transactions and other income	5	225	6,081	6,311	—	6,311

Total revenues	11,392	7,096	6,081	24,569	—	24,569
Total operating expenses	13,249	4,463	192	17,904	6,255	24,159

Operating income / (loss)	(1,857)	2,633	5,889	6,665	(6,255)	410
Income from equity method affiliates	—	—	266	266	—	266
Other non operating income / (expense)	—	132	—	132	(1,103)	(971)

Income / (loss) before income taxes	(1,857)	2,765	6,155	7,063	(7,358)	(295)
Income tax expense / (benefit)	—	—	—	—	112	112

Net income / (loss)	(1,857)	2,765	6,155	7,063	(7,470)	(407)
Less: Net loss attributable to the noncontrolling interest	—	—	—	—	—	—

Net income / (loss) attributable to Cohen & Company Inc.	$(1,857)	$2,765	$6,155	$7,063	$(7,470)	$(407)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$196	$—	$196	$434	$630

(1)	Unallocated includes certain expenses incurred by overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses related to support departments; (2) interest expense on debt; (3) change in fair value of interest rate swap; and (4) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of September 30, 2010 and 2009 are allocated to the following segments:

As of September 30, 2010:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$412	$3,532	$—	$3,944	—	$3,944
Intangible assets (included in other assets)	$206	—	—	206	—	$206

As of September 30, 2009:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$—	$8,728	$—	$8,728	—	$8,728
Intangible assets (included in other assets)	$40	$711	$—	$751	—	$751

Asset management total operating expenses include an impairment charge of $5,607 for the nine and three months ended September 30, 2010, and $0 for the nine and three months ended September 30, 2009 related to the impairment of goodwill allocated to the Strategos reporting unit.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total Revenues:
United States	$20,853	$22,677	$88,361	$57,180
United Kingdom & Other	2,251	1,892	12,287	4,754

Total	$23,104	$24,569	$100,648	$61,934

Long-lived assets attributable to an individual country, other than the United States, are not material.

20. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $4,629 and $2,446 for the nine months ended September 30, 2010 and 2009, respectively.

Prior to the Merger, the Company was a pass-through entity for U.S. federal income taxes. However, it did pay entity-level taxes in certain local jurisdictions. The Company paid income taxes of $2,328 and $734 for the nine months ended September 30, 2010 and 2009, respectively, and received income tax refunds of $873 and $7 for the nine months ended September 30, 2010 and 2009, respectively.

In the nine months ended September 30, 2010, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

On May 1, 2010, $140 of in-kind interest on the subordinated notes payable to related parties was added to the principal balance of the subordinated notes payable.

During the second quarter of 2010, the Company received an in-kind distribution of $55 in the form of 109,890 shares of Star Asia from its equity method affiliate, Star Asia SPV. See note 21.

In the nine months ended September 30, 2009, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

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

On June 1, 2009, the Company entered into an amended and restated credit facility with TD Bank. The Company recorded an increase in other assets and an increase in accounts payable and other liabilities of $450 related to the exit fee the Company was obligated to pay to TD Bank upon the maturity, payment in full, or acceleration of the 2009 Credit Facility, whichever is to occur first. The exit fee was paid in July 2010 when the Company entered into the 2010 Credit Facility. See note 14.

21. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine and three months ended September 30, 2010 and 2009. The transactions are listed by related party and the amounts are disclosed in tables at the end of this section.

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

3. RAIT Shares

During the first quarter of 2010, the Company sold all of the shares it held in RAIT. The Company recognized a net gain of $387 during the first quarter of 2010 which is included as a component of principal transactions and other income in the Company’s consolidated statements of operations. Although the Company recognized a net gain during the nine months ended September 30, 2010, it incurred a life to date loss of $8,563. The following summarizes key information regarding the Company’s investment in RAIT as of December 31, 2009:

SUMMARY OF KEY ITEMS RELATED TO RAIT SHARES

(Dollars in Thousands, except share data)

December 31, 2009
Shares held at end of year	510,434
Carrying value at end of year	$669
Unrealized loss at end of year	$(8,950)

These shares were included in other investments, at fair value on the consolidated balance sheets as of December 31, 2009. The change in fair value was recognized in earnings under the fair value option accounting provisions of FASB ASC 825. See notes 7 and 8. The Company’s shares represented approximately 1% of the outstanding shares of RAIT as of December 31, 2009.

4. Securities sold to and purchased from RAIT

In May 2009, one of the Company’s U.S. broker-dealer subsidiaries, CCS, executed a transaction whereby it purchased $8,500 principal amount of the collateralized debt obligation security, RAIT CRE CDO I, Ltd., from an unrelated third party for $340 and immediately sold the security to RAIT for $361. The Company recognized $21 of net trading revenue related to this transaction in the consolidated statements of operations.

In August 2009, CCS executed a transaction whereby it purchased $300 principal amount of a commercial mortgage-backed security from an unrelated third party for $186 and immediately sold this security to RAIT for $195. The Company recognized $9 of net trading revenue related to this transaction in the consolidated statements of operations.

In September 2009, CCS executed a transaction whereby it purchased $5,500 principal amount of RAIT CRE CDO I Class F tranche from an unrelated third party for $221 and sold this security to RAIT for $304. The Company recognized $83 of net trading revenue related to this transaction in the consolidated statements of operations.

In January 2010, CCS executed a transaction whereby it purchased $6,500 principal amount of a commercial mortgage backed security from an unrelated third party for $4,049 and sold the security to RAIT for $4,179. The Company recognized $130 of net trading revenue related to this transaction in the consolidated statements of operations.

In April 2010, the Company’s U.S. broker-dealer subsidiary executed a transaction whereby it purchased $500 principal amount of a commercial mortgage backed security from an unrelated third party for $231 and sold the security to RAIT for $235. The Company recognized $4 of net trading revenue related to this transaction in the consolidated statements of operations.

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

The Company’s shares were included in other investments, at fair value on the consolidated balance sheets during the pre-Merger period. The change in fair value was recognized in earnings under the fair value option accounting provisions of FASB ASC 825 for the nine and three months ended September 30, 2009. See note 8.

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

3. Alesco XVII CDO side letter

On March 6, 2008, Cohen Brothers entered into a side letter agreement with AFN with respect to the Alesco XVII CDO whereby Cohen Brothers had agreed to remit to AFN, who was the owner of 75% of the first tier preferred shares of the Alesco XVII CDO, 75% of the collateral management fees Cohen Brothers would receive on the CDO. Cohen Brothers recognized the receipt of collateral management fees in asset management fees in the consolidated statements of operations. Prior to the Merger, Cohen Brothers accounted for this fee to AFN as a reduction to the asset management fees (a concession) since this fee was deemed a direct reduction of Cohen Brothers’ ongoing asset management fees that otherwise would have been earned for the duration of the CDO. The reduction in asset management fees for the nine and three months ended September 30, 2009 (which is part of the pre-Merger period from January 1, 2009 through December 16, 2009) was $149 and $47, respectively. Upon the consummation of the Merger on December 16, 2009, the revenue and expense related to this side letter were eliminated for GAAP purposes, and, therefore there was no reduction in asset management fees for the nine and three months September 30, 2010 related to the Alesco XVII CDO side letter.

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

TBBK maintained deposits for the Company in the amount of $96 and $70 as of September 30, 2010 and December 31, 2009, respectively.

E. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Brigadier, formed by the Company in May 2006, is a series of investment funds that primarily earns investment returns by investing in various fixed income and credit market related investments and securities through its master fund. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective beginning in the second quarter of 2010, the Brigadier fund has ceased permitting redemptions until final liquidation. It expects the liquidation to be completed during 2010. The fund distributed 90% of its NAV to unit holders during the second quarter of 2010, with the remaining 10% to be distributed upon the completion of final audits and settlement of expenses of the fund. The Company is the general partner and made an initial investment in the onshore feeder fund. As of September 30, 2010 and December 31, 2009, the Company owned 93% and 85% of the onshore feeder fund through its general and limited partnership interests. Brigadier has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Brigadier onshore feeder fund would be treated as an equity method affiliate of the Company. The Company continues to treat the onshore feeder fund as an equity method investment even though it owns a majority of the interests as it expects the fund to complete its liquidation during 2010.

The Company has the following transactions with Brigadier:

A.	The Company earned management and incentive fees on its management contract. Effective April 30, 2010 and in conjunction with the liquidation of Brigadier, the Company stopped charging management fees. These fees were recorded as a component of asset management revenue in the consolidated statements of operations.

B.	Under the fair value option of FASB ASC 825, the Company recognizes unrealized and realized gains and losses on its investment in the Brigadier onshore feeder fund. The unrealized gains and losses and realized gains and losses, if any are recorded as a component of principal transactions in the consolidated statements of operations.

2. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of September 30, 2010 and December 31, 2009, the Company directly owned approximately 22% and 11%, respectively, of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate and the chairman and chief executive officer of the Company is a member of Star Asia’s board of directors.

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

3. EuroDekania invests primarily in hybrid capital securities of European banks and insurance companies, CMBS, RMBS and widely syndicated leverage loans. As of September 30, 2010 and December 31, 2009, the Company directly owned approximately 5% and 2%, respectively, of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the chairman and chief executive officer of the Company is a member of EuroDekania’s board of directors.

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

The Company had the following transactions with DEKU:

A.	The Company recognized its share of the income or loss of DEKU. This was recorded as income or loss from equity method affiliates in the consolidated statements of operations.

B.	The Company had a shared services agreement with DEKU whereby the Company provided DEKU with use of its office space, utilities, administrative, technology, and secretarial services for approximately $8 per month.

C.	From time to time, the Company advanced DEKU funds for normal operating purposes; this was treated as a due from related party in the consolidated balance sheets.

D.	In November 2008, the Company entered into an agreement whereby it loaned DEKU funds to cover DEKU’s costs and to provide DEKU with working capital to enable it to fund expenses, including the expenses associated with the pursuit of a business combination and expenses with respect to its dissolution and liquidation. The loan bore no interest. The Company treated the advances as due from related party in the consolidated balance sheets.

E.	The Company had provided a letter of credit for the benefit of DEKU and paid $2,599 to the Dekania trust in conjunction with the DEKU liquidation. This was initially treated as an additional investment in DEKU, and subsequently written off (see F. immediately below).

F.	The Company wrote off its equity method investment in DEKU for a total charge of $4,482 to the consolidated statement of operations in February 2009 (see G. immediately below).

G.	In connection with the DEKU liquidation, DEKU had filed a final federal tax return and received an income tax refund of $1,152. DEKU paid this amount to the Company as repayment for amounts outstanding related to expenses paid on behalf of DEKU by the Company. The Company had a receivable from DEKU of $962 (representing the amount due immediately prior to the receipt of the refund) which was extinguished upon the receipt of the refund. The remaining balance of the refund, net of liquidation related expenses, was offset against the loss from equity method affiliates that was previously recognized. The total loss from equity method affiliates related to DEKU was $4,339 for the nine months ended September 30, 2009.

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

6. MFCA primarily invests in securities that are exempt from U.S. federal income taxes. As of September 30, 2010 and December 31, 2009, the Company owned approximately 3% of MFCA’s outstanding shares. MFCA has been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would be treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company is the former chairman of MFCA’s board and still serves as a member of the board; and (iii) the president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party.

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

7. Cohen Financial Group, Inc. (“CFG”) had been identified as a related party because it was a member of the Company prior to the Merger. CFG filed a Certificate of Dissolution with the Secretary of State of the State of Delaware on December 16, 2009, and is in process of completing the liquidation process. From time to time, the Company advanced CFG funds for normal operating purposes; these amounts were treated as due from related party in the consolidated balance sheets. As of September 30, 2010 and December 31, 2009, the Company had outstanding receivables due from CFG of $24 and $76, respectively.

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

9. Deep Value is a series of closed-end distressed debt funds. Deep Value raises capital from investors, and earns investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of residential mortgage-backed securities and other real estate related securities, as well as other U.S. real estate related assets and related securities. As of September 30, 2010, the first Deep Value fund has liquidated substantially all of its remaining investments and expects to distribute its remaining investments during the fourth quarter of 2010. As of September 30, 2010 and December 31, 2009, the Company owned approximately 31% of the Deep Value onshore feeder fund and 10% of the Deep Value offshore feeder fund. Deep Value (as a group) has been identified as a related party because (i) in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeders in which the Company has an investment would be treated as equity method affiliates of the Company and (ii) the Company has an equity method investment through its 50% ownership of the Deep Value GP which is the general partner of the feeder funds.

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

10. Star Asia SPV is a newly formed Delaware limited liability company. The Company directly owned approximately 25% of Star Asia SPV’s outstanding shares as of September 30, 2010. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. See note 12.

11. Duart Capital is a newly formed Delaware limited liability company. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of September 30, 2010. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund. See below and note 12.

12. The Duart Fund is a specialized deep value and special situations opportunity fund formed in September 2010. The Duart Fund’s investment objective is to provide superior absolute returns by investing primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, or debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps related to real estate securities) and partnership or fund interests in the real estate industry globally. The Company directly owned 74% of the Duart Fund as of September 30, 2010. Capital raising activities are ongoing and the Company’s ownership interest percentage is expected to decline. The Duart Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore feeder fund in which the Company has an investment would be treated as an equity method affiliate of the Company.

The Company has the following transactions with the Duart Fund:

A.	Under the fair value option of FASB ASC 825, the Company recognizes unrealized and realized gains and losses on its investments in the feeder fund. The unrealized gains and losses and realized gains and losses are recorded as a component of principal transactions in the consolidated statement of operations.

B.	From time to time, the Company may advance funds to the Duart Fund for normal operating purposes; these amounts are treated as due from related party in the consolidated balance sheets.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the nine and three months ended September 30, 2010 and 2009, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Nine months ended September 30, 2010

(Dollars in Thousands)

		Principal transactions and other income
	Management fee revenue	Dividend income	Gain/(Loss)	Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$54	$—	$59	$—	$—
RAIT	—	—	387	—	(7)
AFN	—	—	—	—	—
CBF	194	—	—	—	—
Star Asia	—	—	15,096	—	—
Star Asia Manager	—	—	—	601	—
Star Asia SPV	—	—	—	227	—
EuroDekania	500	—	444	—	—
MFCA	—	60	91	—	14
DEKU	—	—	—	—	—
Deep Value	2,081	—	4,482	5,988	—
Duart Capital	—	—	—	(812)	—

Total	$2,829	$60	$20,559	$6,004	$7

RELATED PARTY TRANSACTIONS

Three months ended September 30, 2010

(Dollars in Thousands)

			Principal transactions and other income
	Management fee revenue		Dividend income	Gain/(Loss)	Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$		$—	$(1)	$—	$—
RAIT		—	—	—	—	(2)
AFN		—	—	—	—	—
CBF		63	—	—	—	—
Star Asia		—	—	1,348	—	—
Star Asia Manager		—	—	—	196	—
Star Asia SPV		—	—	—	147	—
EuroDekania		167	—	421	—	—
MFCA		—	30	21	—	5
DEKU		—	—	—	—	—
Deep Value		570	—	2,105	5,973	—
Duart Capital		—	—	—	(204)	—

Total		$800	$30	$3,894	$6,112	$3

RELATED PARTY TRANSACTIONS

Nine months ended September 30, 2009

(Dollars in Thousands)

		Principal transactions and other income
	Management fee revenue	Dividend income	Gain/(Loss)	Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$1,108	$—	$255	$—	$—
RAIT	—	—	174	—	(9)
AFN	—	—	408	—	215
CBF	219	—	—	—	—
Star Asia	—	—	1,495	—	—
Star Asia Manager	—	—	—	721	—
Star Asia SPV	—	—	—	—	—
EuroDekania	500	171	(840)	—	—
MFCA	120	—	1,052	—	23
DEKU	—	—	—	(4,339)	15
Deep Value	1,502	—	4,734	26	—

Total	$3,449	$171	$7,278	$(3,592)	$244

RELATED PARTY TRANSACTIONS

Three months ended September 30, 2009

(Dollars in Thousands)

		Principal transactions and other income
	Management fee revenue	Dividend income	Gain/(Loss)	Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
Brigadier	$189	$—	$137	$—	$—
RAIT	—	—	802	—	(34)
AFN	—	—	232	—	73
CBF	76	—	—	—	—
Star Asia	—	—	1,036	—	—
Star Asia Manager	—	—	—	106	—
Star Asia SPV	—	—	—	—	—
EuroDekania	167	87	(44)	—	—
MFCA	—	—	507	—	3
DEKU	—	—	—	143	—
Deep Value	509	—	2,643	17	—

Total	$941	$87	$5,313	$266	$42

The following related party transactions are non-routine and are not included in the tables above.

F. Additional Investment in Star Asia

In March 2010, the Company purchased 2,279,820 common shares of Star Asia for $1,334 and 1,139,910 units of Star Asia SPV for $4,058 (a total of $5,392) directly from Star Asia as part of a rights offering. See notes 7, 8 and 12.

During the second quarter of 2010, the Company purchased 551,166 common shares of Star Asia for $1,837 and 270,658 units of Star Asia SPV for $328 (a total of $2,165) directly from unrelated third party investors of Star Asia.

In June 2010, the Company received an in-kind distribution of $55 in the form of 109,890 shares of Star Asia from the Company’s equity method affiliate, Star Asia SPV. See notes 12 and 20.

G. Additional Investment in Brigadier

In August 2010, the Company purchased $39 of limited partnership interests in the onshore feeder fund of Brigadier from an existing investor of Brigadier.

H. Additional Investment in EuroDekania

In August 2010, the Company purchased 529,880 shares of EuroDekania for $282 directly from unrelated third party investors of EuroDekania.

I. Subordinated Notes Payable

As of September 30, 2010 and December 31, 2009, the Company had $0 and $3,807, respectively, of subordinated notes payable to the Company’s employees. On August 27, 2010, CCS repurchased a total of $8,081 principal amount of Subordinated Notes for a total purchase price of $6,762, including accrued interest. The Company recognized a gain from repurchase of debt of $1,632 for the nine and the three months ended September 30, 2010. See note 14. Of the $3,863 principal amount repurchased from related parties, $2,636 and $1,164 were repurchased from Messrs. Cohen and Ricciardi, respectively, for a purchase price, including accrued interest of $2,206 and $975 payable to Messrs. Cohen and Ricciardi, respectively.

Of the $3,807 of outstanding subordinated notes payable to related parties as of December 31, 2009, $2,598 and $1,147 were payable to Messrs. Cohen and Ricciardi, respectively. See note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

J. Additional Investment in MFCA

In June 2009, the Company purchased 500,100 common shares of MFCA directly from MFCA for $600 as part of a rights offering.

K. Directors and Employees

In addition to the employment agreements described under “Item 11 — Executive Compensation — Employment Agreements; Termination and Change of Control Arrangements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

L. Other

From time to time, the Company’s U.S. broker-dealer subsidiaries provided certain brokerage services to its employees in the ordinary course of doing business. The Company recognized immaterial amounts of revenue from these activities in the nine and three months ended September 30, 2010 and 2009.

22. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 21 and final settlement of those transactions in cash. All amounts are non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	September 30, 2010	December 31, 2009
RAIT	$98	$85
Brigadier	13	168
Deep Value	577	640
Deep Value GP	—	68
Deep Value GP II	44	20
Star Asia Manager	32	17
Cohen Financial Group, Inc.	24	76
Cohen Brothers Financial, LLC	244	174
Employees	—	7

Total Due from Related Parties	$1,032	$1,255

Employees	$38	$—

Total Due to Related Parties	$38	$—

23. Subsequent Event

Conversion of Series A Preferred Stock to Series B Preferred Stock

On October 18, 2010, Mr. Cohen elected to convert the one share of Series A Preferred Stock he held into 4,983,557 shares of Series B Preferred Stock. Each share of Series B Preferred Stock does not have any economic rights but entitles Mr. Cohen to one vote on all matters presented to the Company’s stockholders. The Series B Preferred Stock will be automatically redeemed for par value on December 31, 2012. Holders of Series B Preferred Stock are not entitled to receive any dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company. As of October 29, 2010, there were 4,983,557 shares of Series B Preferred Stock issued and outstanding.

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

•

Capital Markets. Our Capital Markets business segment consists of credit-related fixed income sales and trading, as well as new issue placements in corporate and securitized products. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: high grade corporate bonds, high yield corporate bonds, ABS, MBS, CLOs, collateralized bond obligations, CMBS, RMBS, SBA loans, U.S. government bonds, U.S. government agency securities, TruPS, whole loans, and other structured financial instruments. We believe that we are one of the most active participants in the brokering of TruPS due to our knowledge of the transactions and the relationships we maintain with institutional investors in these securities. During the first half of 2010, we added a team to originate and trade brokered deposits or CDs for small banks as well as established an agency brokerage business offering execution and brokerage services for cash equity and derivative products.

•

Asset Management. We serve the needs of client investors by managing assets within investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations (collectively, “investment vehicles”). A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds or TruPS. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders will have recourse only to the assets securing the loans. Our Asset Management business segment includes our fee-based asset management operations which include on-going base, subordinate and incentive management fees. As of September 30, 2010, we had approximately $10.6 billion in assets under management (“AUM”).

•	Principal Investing. Our Principal Investing business segment is comprised primarily of our seed capital investments in investment vehicles we manage.

We generate our revenue by business segment primarily through:

Capital Markets:

•

our trading activities which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading; and

•

new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue securitization revenue associated with arranging new securitizations;

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

Material Events or Transactions in the Third Quarter of 2010:

The following material events or transactions occurred during the third quarter of 2010:

JVB Financial Holdings, LLC

On September 14, 2010, we entered into a Purchase and Contribution Agreement (the “Purchase Agreement”) with JVB Financial Holdings, L.L.C., a Florida limited liability company (“JVB”), the sellers listed in the Purchase Agreement (the “Sellers”) and certain employees of JVB (the “Management Employees”) pursuant to which the Sellers will sell all of the equity in JVB to us and JVB will become a wholly owned subsidiary of Cohen Brothers. Under the terms of the Purchase Agreement, Cohen Brothers will acquire JVB for a purchase price of: (i) a cash payment equal to JVB’s tangible net worth at the closing date plus $8.1 million; (ii) 313,051 shares of Company common stock; and (iii) 559,020 restricted membership units in Cohen Brothers (the “Restricted Units”). As of September 30, 2010, JVB’s tangible net worth is estimated to be approximately $9.6 million. The purchase price is subject to adjustment based on JVB’s closing tangible net worth. A portion of the cash and the Restricted Units will be subject to forfeiture based on continued employment and/or achievement of performance goals. The transaction, which is expected to close during the fourth quarter of 2010, is subject to customary closing conditions, including regulatory approval. See note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. In accordance with U.S. GAAP, the transaction will be accounted for as an acquisition by Cohen Brothers of JVB.

Sale of Management Contracts

On July 29, 2010, we entered into a Master Transaction Agreement pursuant to which we sold to ATP Management, LLC (“ATP”) the collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations, which represented $3.8 billion of assets under management on such date. In addition, we agreed to sell to ATP the collateral management rights and responsibilities relating to the Alesco I through IX securitizations, which represented $3.0 billion of assets under management on such date, upon satisfaction of certain conditions, including obtaining the consent of certain equity holders. The required consents of the equity holders were not obtained and, accordingly, we continue to own the collateral management rights and responsibilities relating to the Alesco I through IX securitizations.

We received $4.8 million net of expenses and purchase price adjustments, at the close of the Alesco X through XVII transaction. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement under which we will provide certain services to ATP. ATP will pay us up to $13.6 million under the Services Agreement. See note 5 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Repurchase of Subordinated Notes

On July 29, 2010, Cohen & Company Securities, LLC (“CCS”), one of our U.S. broker dealer subsidiaries, commenced its offer to purchase all of the outstanding unsecured subordinated promissory notes issued by Cohen Brothers due June 20, 2013 (the “Subordinated Notes”) equal to 80% of the outstanding principal balance (including accrued paid in kind interest up to, but excluding, the payment date) plus 100% of accrued and unpaid cash interest up to, but excluding, the payment date. As of July 29, 2010, the notes had a principal balance of $9,508 and interest was paid (1) in cash at an annual rate equal to nine percent (9%) per annum, and (2) in kind at an annual rate equal to three percent (3%) per annum. On August 27, 2010, CCS completed its cash offer to purchase all of the outstanding Subordinated Notes that were tendered. A total of $8,081 principal amount of the Subordinated Notes (representing 85% of the outstanding Subordinated Notes) were tendered prior to the expiration of the offer to repurchase on August 26, 2010. CCS accepted for purchase all of the Subordinated Notes tendered pursuant to the offer to repurchase for a total purchase price of $6,762, including accrued interest. We recognized a gain from repurchase of debt of $1,632 for the nine and three months ended September 30, 2010.

2010 Credit Facility

On July 29, 2010, Dekania Investors, LLC, one of our subsidiaries, entered into a new secured credit facility with TD Bank, N.A. (the “2010 Credit Facility”). The 2010 Credit Facility expires in September 2012 and replaces our previous $30,000 revolving credit facility that was due to expire on May 31, 2011. Proceeds of the 2010 Credit Facility are being used to finance working capital requirements and for general corporate purposes. The 2010 Credit Facility is comprised of $9,300 of term loan capacity and a maximum of $1,300 for the issuances of letters of credit. On July 29, 2010, Dekania Investors, LLC drew $9,300. Dekania Investors, LLC is required, commencing on September 30, 2010, to make seven consecutive quarterly principal payments in the amount of $1,162. All unpaid principal and interest with respect to the outstanding draw of $9,300 will be due and payable on September 30, 2012.

Amounts outstanding pursuant to the 2010 Credit Facility bear interest, at Dekania Investors LLC’s option, at either: (1) the adjusted LIBOR rate (as defined in the 2010 Credit Facility), plus 4.5% (the “LIBOR Rate”); provided, that the adjusted LIBOR is at least 1.5%, or (2) a base rate (as defined in the 2010 Credit Facility), plus 2.75%. The current minimum annual interest rate of the 2010 Credit Facility is 6.0%.

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

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the investment vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2010 and 2009.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30,		Favorable/(Unfavorable)
	2010	2009	$ Change	% Change
Revenues
Net trading	$56,483	$31,918	$24,565	77%
Asset management	19,050	23,784	(4,734)	(20)%
New issue and advisory	2,103	1,225	878	72%
Principal transactions and other income	23,012	5,007	18,005	360%

Total revenues	100,648	61,934	38,714	63%

Operating expenses
Compensation and benefits	64,190	52,857	(11,333)	(21)%
Business development, occupancy, equipment	4,113	3,897	(216)	(6)%
Professional services, subscriptions, and other operating	20,043	10,993	(9,050)	(82)%
Depreciation and amortization	1,899	1,919	20	1%
Impairment of goodwill	5,607	—	(5,607)	N/M

Total operating expenses	95,852	69,666	(26,186)	(38)%

Operating income / (loss)	4,796	(7,732)	12,528	162%

Non operating income / (expense)
Interest expense	(6,167)	(3,758)	(2,409)	(64)%
Gain on repurchase of debt	2,518	—	2,518	N/M
Gain on sale of management contracts	971	4,616	(3,645)	(79)%
Income/(loss) from equity method affiliates	6,004	(3,592)	9,596	267%

Income / (loss) before income tax expense	8,122	(10,466)	18,588	178%
Income tax expense	501	300	(201)	(67)%

Net income / (loss)	7,621	(10,766)	18,387	171%
Less: Net income / (loss) attributable to the noncontrolling interest	2,645	(11)	(2,656)	N/M

Net income / (loss) attributable to Cohen & Company Inc.	$4,976	$(10,755)	$15,731	146%

N/M = Not Meaningful

Revenues

Revenues increased by $38,714, or 63%, to $100,648 for the nine months ended September 30, 2010 from $61,934 for the nine months ended September 30, 2009. As discussed in more detail below, the change was comprised of increases of $24,565 in net trading revenue, $18,005 in principal transactions and other income and $878 in new issue and advisory revenue, partially offset by a decrease of $4,734 in asset management revenue.

Net Trading

Net trading revenue increased $24,565, or 77%, to $56,483 for the nine months ended September 30, 2010 from $31,918 for the nine months ended September 30, 2009.

The increase in net trading revenue for the nine months ended September 30, 2010 is primarily the result of (i) the continued build-out of the Capital Markets segment and our increase in overall Capital Markets headcount to 97 as of September 30, 2010 as compared to 61 as of September 30, 2009, which included a significant expansion of our European Capital Markets team; and (ii)

improved results as we transition to a strategy of using risk capital, including the impact of the increased value in leveraged credit products on our trading investments, realized and unrealized.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. Due to volatility and uncertainty in the markets, the net trading revenue recognized during the nine months ended September 30, 2010 may not be indicative of future results. Furthermore, some of the assets included in the Investments—trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates using internal valuation models and other estimates. See note 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

AUM is also an important driver of our revenue and expense fluctuations. AUM drives our asset management fee revenue. In addition, much of our workforce receives a significant portion of their compensation through performance bonuses which are related to our revenues. Therefore, AUM will impact compensation expense in addition to revenue.

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

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of September 30,		As of December 31,
	2010	2009	2009	2008	2007
Company sponsored collateralized debt obligations	$9,951,576	$16,033,375	$15,569,780	$23,486,862	$37,881,563
Other managed assets (1)	—	—	—	177,447	5,293,739
Permanent capital vehicles	179,553	258,809	161,984	324,764	556,559
Investment funds	174,279	244,224	243,894	301,675	191,488
Managed accounts (2)	281,796	1,551	230,285	—	—

Assets under management (end of period) (3)	$10,587,204	$16,537,959	$16,205,943	$24,290,748	$43,923,349

Average assets under management — company sponsored collateralized debt obligations	$13,010,887	$18,114,833	$17,524,608	$30,005,018	$32,646,629

(1)	Includes assets in the accumulation phase as well as other assets managed for third parties or affiliates.
(2)	Represents client funds managed under separate account arrangements.
(3)	AUM for company sponsored collateralized debt obligations, other managed assets, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the period indicated.

Asset management fees decreased by $4,734, or 20%, to $19,050 for the nine months ended September 30, 2010 from $23,784 for the nine months ended September 30, 2009, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	September 30, 2010	September 30, 2009	Change
Collateralized debt obligations and related service agreements	$14,833	$20,333	$(5,500)
Investment funds	2,135	2,610	(475)
Other	2,082	841	1,241

Total	$19,050	$23,784	$(4,734)

Collateralized Debt Obligations

Asset management revenue from company-sponsored collateralized debt obligations decreased $5,500 to $14,833 for the nine months ended September 30, 2010 from $20,333 for the nine months ended September 30, 2009. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	September 30, 2010	September 30, 2009	Change
Trust preferred securities and insurance company debt — U.S.	$9,082	$9,611	$(529)
High grade and mezzanine ABS	2,164	3,705	(1,541)
Middle market loans — U.S.	—	986	(986)
Trust preferred securities and insurance company debt — Europe	2,303	5,072	(2,769)
Broadly syndicated loans — Europe	1,284	537	747
Obligations of tax exempt entities	—	422	(422)

Total	$14,833	$20,333	$(5,500)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined due to greater levels of deferrals and defaults of the underlying assets. The amounts earned from the amortization of the sale proceeds as well as the revenue earned from the services agreement related to the Alesco X – XVII securitizations are included in this line item in the table above.

Substantially all of our TruPS trusts have stopped paying subordinated management fees. However, we will begin accruing the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. If payments resume in the future, but we are unsure of continued payment, we will recognize the subordinated asset management fee as payments are received and will not accrue the fee on a monthly basis.

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

Asset management fees for obligations of tax exempt entities decreased during the nine months ended September 30, 2010 as compared to the same period in 2009 because in March 2009, we entered into a sub-advisory agreement with an unrelated third party, related to the Structured Tax-Exempt Pass-Through (“STEP”) management contract. From March 18, 2009 through April 21, 2009, we continued to receive collateral management fees from this securitization and served as its manager. Effective April 22, 2009, the STEP management contract was formally assigned to the unrelated third party who then became the collateral manager. Per our agreement, the new collateral manager pays us a fee equal to 55% of any management fees the unrelated third party receives from this securitization. As of April 22, 2009 and thereafter, we recognize this sub advisory fee as other income which is a component of principal transactions and other income in the consolidated statements of operations.

Investment Funds

Our asset management revenue from investment funds is comprised of fees from the management of Brigadier and Deep Value.

	September 30, 2010	September 30, 2009	Change
Brigadier	$54	$1,108	$(1,054)
Deep Value	2,081	1,502	579

Total	$2,135	$2,610	$(475)

The decrease in Brigadier revenue was due to a decrease in base and incentive management fee revenue of $1,054. Brigadier had experienced extensive redemptions during 2009. We are currently in the process of liquidating Brigadier. Effective beginning in the second quarter of 2010, the Brigadier fund ceased permitting redemptions until final liquidation. Brigadier expects the liquidation to be completed during 2010. The fund distributed 90% of its NAV to unit holders during the second quarter of 2010, with the remaining 10% to be distributed upon the completion of final audits and settlement of expenses of the fund. We ceased charging management fees effective April 30, 2010.

The increase in Deep Value revenue was primarily because there was an increase in NAV during the first nine months of 2010 as compared to the first nine months of 2009. During the third quarter of 2010, the first Strategos Deep Value Fund substantially completed its liquidation process and therefore less management fees generated by Deep Value will be earned by us in the future. In addition, during the first quarter of 2009, we consolidated the onshore fund of Deep Value and the related management fees that were earned were eliminated in consolidation and were effectively recognized as a component of noncontrolling interest in the consolidated statements of operations. We deconsolidated the onshore fund subsequent to the first quarter of 2009.

Other

Our other asset management revenue consists of revenue earned from the management of permanent capital vehicles and managed accounts. The net increase of $1,241 was primarily comprised of an increase in managed accounts fees of $1,361, partially offset by a decrease of $120 from MFCA. The MFCA management contract was assigned to a third party in the first quarter of 2009. Of the $1,241 increase in managed account fees, $896 came from a single new managed account arrangement.

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

New Issue and Advisory Revenue

New issue and advisory revenue increased by $878, or 72%, to $2,103 for the nine months ended September 30, 2010 as compared to $1,225 for the same period in 2009. The increase is primarily attributable to an increased number of new issue and advisory engagements that closed during 2010 as compared to 2009.

Principal Transactions and Other Income

Principal transactions and other income increased by $18,005, to $23,012 for the nine months ended September 30, 2010, as compared to $5,007 for the nine months ended September 30, 2009.

Principal Transactions & Other Income

(dollars in thousands)

	September 30, 2010	September 30, 2009	Change
Change in fair value of other investments, at fair value	$22,285	$4,328	$17,957
Foreign currency	(83)	(669)	586
Dividend, interest, and other income	810	1,348	(538)

Total	$23,012	$5,007	$18,005

The increase in the change in fair value of other investments of $17,957 is comprised of the following:

	September 30, 2010	September 30, 2009	Change
AFN	$—	$408	$(408)
EuroDekania	444	(840)	1,284
Star Asia	15,096	1,495	13,601
RAIT	387	174	213
Brigadier	59	255	(196)
MFCA	91	1,052	(961)
Deep Value	4,482	4,734	(252)
Other	1,726	(2,950)	4,676

Total	$22,285	$4,328	$17,957

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

In March 2010, Star Asia undertook a rights offering at a substantial discount to underlying NAV. Each investor in Star Asia was issued rights to participate up to their pro rata ownership percentage. We, along with two other third party investors of Star Asia, agreed to acquire our pro rata share and any unsubscribed shares (we each agreed to acquire one third of any unsubscribed shares). As a result, we invested $1,334 during the first quarter of 2010 to acquire 2,279,820 shares of Star Asia. 1,166,000 shares represented our pro rata ownership percentage and 1,113,820 represented our share of the unsubscribed amounts. During the second quarter of 2010, we also purchased 551,166 shares directly from unrelated third parties for $1,837 and received 109,890 shares as an in-kind distribution from Star Asia. All of these purchases, including the tender offer, were made at amounts below Star Asia’s net asset value. For the nine months ended September 30, 2010, the change in fair value of our investment in Star Asia was comprised of $8,821 from our investment in the unsubscribed shares in the rights offering at a substantial discount to NAV, $3,757 from our purchases of shares and receipt of shares from Star Asia SPV during the second quarter at amounts below NAV, and $2,518 from changes in the underlying NAV of Star Asia.

In August 2010, we purchased 529,880 shares of EuroDekania for $282 from unrelated third party investors of EuroDekania. $309 of the $444 in increase in value of EuroDekania is a result of this additional investment.

The change in other investments was comprised of an increase of $1,262 related to certain investments acquired as part of the Merger, a decrease of $1,733 related to increased net realized and unrealized losses on Japanese Yen-based forward contracts put in place to partially hedge fluctuations in the investment value of Star Asia, and an increase of $3,673 related to a single investment in a securitization which was sold during 2010. The remaining $1,474 of the increase relates to improved results from investments held in both periods.

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

Operating Expenses

Operating expenses increased $26,186, or 38%, to $95,852 for the nine months ended September 30, 2010 from $69,666 for the nine months ended September 30, 2009. The change was due to increases of $11,333 in compensation and benefits, $9,050 in professional services, subscriptions, and other operating, $216 in business development, occupancy, equipment, and a $5,607 impairment charge to goodwill, partially offset by a decrease of $20 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased $11,333, or 21%, to $64,190 for the nine months ended September 30, 2010 from $52,857 for the nine months ended September 30, 2009.

COMPENSATION AND BENEFITS

(dollars in thousands)

	September 30, 2010	September 30, 2009	Change
Cash compensation and benefits	$61,776	$49,623	$12,153
Equity-based compensation	2,414	3,234	(820)

Total	$64,190	$52,857	$11,333

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The increase in cash compensation and benefits is primarily a result of the increase in incentive compensation which is tied to revenue and operating profitability. The increase was partially offset by a decrease of $410 which was recorded in the third quarter of 2010 as a result of an agreement in principle reached with the Financial Industry Regulatory Authority (“FINRA”) staff to pay restitution related to certain allegations stemming from a recent FINRA exam. The agreement is awaiting final approval by FINRA. The $410 represents the intended recapture by us of incentive compensation previously paid to employees. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. See also Part II – Other Information; Item 1 Legal Proceedings in this Quarterly Report on Form 10-Q. In addition, our total headcount increased from 127 at September 30, 2009 to 148 at September 30, 2010.

Compensation and benefits includes equity-based compensation which decreased $820, or 25%, to $2,414 for the nine months ended September 30, 2010 from $3,234 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, compensation and benefits includes equity-based compensation of $1,361 related to the amortization of restricted units consisting of Cohen Brothers long-term incentive profit (“LTIP”) units awarded to our executives and $1,873 related to the amortization of Cohen Brothers options awarded to our employees. Upon the closing of the Merger, the vesting of the LTIP units was accelerated in December 2009 and such LTIPs were automatically converted to Cohen Brothers membership units and then converted into our Common Stock and the options awarded to our employees, to the extent not exercised prior to the Merger, were automatically cancelled. For the nine months ended September 30, 2010, compensation and benefits includes equity-based compensation of $1,365 related to the amortization of restricted units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, and $1,049 related to restricted shares of our Common Stock.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment increased $216, or 6%, to $4,113 for the nine months ended September 30, 2010 from $3,897 for the nine months ended September 30, 2009. Business development expenses, such as promotion, advertising, travel and entertainment constituted $31 of the increase from the nine months ended September 30, 2009, primarily the result of headcount increases and the scaling of our infrastructure to support plans for the business. Rent expense and occupancy and equipment constituted $93 and $92, respectively, of the increase from the nine months ended September 30, 2009.

Professional Services, Subscriptions, and Other Operating Expenses

        Professional services, subscriptions, and other operating expenses increased $9,050, or 82%, to $20,043 for the nine months ended September 30, 2010 from $10,993 for the nine months ended September 30, 2009. The increase included an increase of $2,549 in legal and professional fees, an increase of $1,796 in solicitation, clearing and execution costs, an increase of $154 in recruiting expense, an increase of $844 in insurance premiums, an increase of $1,236 in subscription costs, an increase of $333 in consulting fees, and an increase of $2,138 in other costs. Of the $1,796 increase in solicitation, clearing, and execution costs, $833 related to the write-off of deferred solicitation costs incurred to raise capital for the first Strategos Deep Value Fund. These costs had been paid and were being amortized over the expected life of the investment fund. The fund substantially completed its liquidation as of September 30,

2010. Accordingly, substantially all of the unamortized solicitation costs related to the first Strategos Deep Value fund were expensed in the third quarter of 2010. Of the $2,138 in other costs, $1,117 of expense was recorded in the third quarter of 2010 as a result of an agreement in principle reached with the FINRA staff to pay restitution related to certain allegations stemming from a recent FINRA exam. The agreement is awaiting final approval by FINRA. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. See also Part II – Other Information; Item 1 Legal Proceedings in this Quarterly Report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization decreased $20, or 1%, to $1,899 for the nine months ended September 30, 2010 from $1,919 for the nine months ended September 30, 2009. The entire decline was due to a decrease in depreciation and amortization expense on furniture, equipment and leasehold improvements due to certain equipment becoming fully depreciated.

Impairment of Goodwill

During the nine months ended September 30, 2010, we recognized an impairment charge of $5,607. The impairment charge is a result of the annual impairment test which is completed in the third quarter of each year (as it relates to Strategos goodwill). For its annual impairment test of Strategos, the Company first estimates the current fair value of the Strategos reporting unit. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired. The Company determines the fair value of the Strategos reporting unit using a discounted cash flow analysis. The future cash flows of Strategos were unfavorably impacted by the successful wind down of the first Strategos Deep Value fund. During the third quarter of 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Strategos. During the three and nine months ended September 30, 2010, the Company recognized an impairment charge of $5,607. The charge is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expenses.

Non-Operating Income and Expense

Interest Expense

Interest expense increased $2,409, or 64%, to $6,167 for the nine months ended September 30, 2010 from $3,758 for the nine months ended September 30, 2009. This increase of $2,409 was primarily comprised of (a) a decrease of $1,572 of interest incurred on our bank debt; (b) an increase of $1,421 of interest incurred on convertible senior notes assumed from AFN; (c) an increase of $2,616 of interest incurred on junior subordinated notes assumed from AFN; and (d) a decrease of $62 of interest incurred on subordinated notes payable. The nine month period ended September 30, 2009 also includes non-operating income of $6 related to an interest rate swap we terminated on June 1, 2009 when we entered into the 2009 Credit Facility. The decrease of $1,572 on bank debt was primarily due to the fact that we reduced the amount outstanding under the line of credit to $0 from February 2010 to July 28, 2010.

On July 29, 2010, our subsidiary, Dekania Investors, LLC entered into a new secured credit facility with TD Bank, N.A. (the “2010 Credit Facility”) and made a draw of $9,300. As a consequence, we wrote off $675 of unamortized deferred financing costs to interest expense related to the former credit facility. For additional information see “- Liquidity and Capital Resources – Debt Financing” and note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Gain on Repurchase of Debt

In March 2010, we repurchased $5,144 notional amount of contingent convertible senior notes from an unrelated third party for $4,115. The notes had a carrying value of $5,001 resulting in a gain from repurchase of debt of $886 which is included as a separate component of non-operating income/(expense) in our consolidated statements of operations. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

In August 2010, one of our broker-dealer subsidiaries, CCS, completed its cash offer to purchase all of the outstanding subordinated notes payable that were tendered. CCS repurchased $8,081 principal amount of the subordinated notes payable (representing 85% of the outstanding subordinated notes payable) for $6,762, including accrued interest. We recorded a gain from repurchase of debt of $1,632 which is included as a separate component of non-operating income/(expense) in our consolidated statements of operations. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

We did not repurchase any debt in the nine month period ended September 30, 2009.

Gain on Sale of Management Contracts

The gain on sale of management contracts decreased $3,645, or 79%, to $971 for the nine months ended September 30, 2010 from $4,616 for nine months ended September 30, 2009. On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loans-U.S. (Emporia) business line to an unrelated third party. We received net proceeds from this sale, after payment of certain expenses, of $7,258. In addition, we were entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We had agreed to pay $3,000 of the net proceeds to AFN in order to compensate AFN for amounts that it would have otherwise received under a leverage loan warehouse facility in which AFN had an interest. This payment was only required if the Merger was not completed. We recorded a net gain on sale of management contracts of $4,616 for the nine months ended September 30, 2009, representing the net cash received of $7,484, which also includes the payments received from the unrelated third party during the second and third quarter of 2009, less the $3,000 contingent payment due to AFN. We recognized the contingent payment as a liability as of September 30, 2009. This contingent payment was not made and the additional $3,000 gain was subsequently recognized in December 2009. We record the contingent payments to be received from the unrelated third party of the subordinated fee (of up to $1,500) as additional gain as such payments are actually received. We recorded $971 of these contingent payments during the nine months ended September 30, 2010. As of June 30, 2010, we reached the maximum limit of additional fees we could receive under these contracts. Therefore, we will no longer record any additional gain on these contracts in future periods.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates increased $9,596 to income of $6,004 for the nine months ended September 30, 2010 from a loss of $3,592 for the nine months ended September 30, 2009. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of September 30, 2009, we had two equity method investees: (1) Star Asia Manager and (2) Deep Value GP. During the first nine months of 2009, we wrote off our equity method investment in DEKU for a total charge of $4,339, since DEKU was liquidated in February 2009. As of September 30, 2010, we had five equity method investees: (1) Star Asia Manager, (2) Deep Value GP, (3) Deep Value GP II; (4) Star Asia SPV; and (5) Duart Capital. See notes 12 and 21 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

In September 2010, Strategos substantially completed the liquidation of the first Strategos Deep Value Fund. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee earned in the amount of $11,929. We own 50% of the Deep Value GP. Therefore, our share of this incentive fee was $5,965 and was included as a component of income from equity method affiliates during the nine months ended September 30, 2010.

Income Tax Expense

Income tax expense increased by $201 to income tax expense of $501 for the nine months ended September 30, 2010 from income tax expense of $300 for the nine months ended September 30, 2009, primarily as a result of an increase in our overall taxable income as well as the fact that the Company is treated as a C corporation in 2010. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Net Income / (Loss) Attributable to the Noncontrolling Interest

Net income / (loss) attributable to the noncontrolling interest for the nine months ended September 30, 2009 was comprised of the 45% of the noncontrolling interest attributable to the onshore feeder fund of Deep Value, which we consolidated as of December 31, 2008, through to the first quarter of 2009 since we owned a majority of the limited partner interests since its first closing in April 2008 through the end of the first quarter of 2009. During the second quarter of 2009, our ownership percentage in the onshore feeder fund declined to 30%. Accordingly, in the second quarter of 2009, we deconsolidated the onshore feeder fund. No gain or loss was recognized related to the deconsolidation as the amounts transferred were already based on fair value. For the nine months ended September 30, 2010, the net income / (loss) attributable to noncontrolling interest was comprised of the 33.8% noncontrolling interest related to member interests in our majority owned subsidiary, Cohen Brothers, other than the interests held by us for the nine months ended September 30, 2010.

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2010 and 2009.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended September 30,		Favorable/(Unfavorable)
	2010	2009	$ Change	% Change
Revenues
Net trading	$14,025	$10,907	$3,118	29%
Asset management	6,036	6,871	(835)	(12)%
New issue and advisory	30	480	(450)	(94)%
Principal transactions and other income	3,013	6,311	(3,298)	(52)%

Total revenues	23,104	24,569	(1,465)	(6)%

Operating expenses
Compensation and benefits	13,787	18,762	4,975	27%
Business development, occupancy, equipment	1,392	1,140	(252)	(22)%
Professional services, subscriptions, and other operating	7,848	3,627	(4,221)	(116)%
Depreciation and amortization	628	630	2	—
Impairment of goodwill	5,607	—	(5,607)	N/M

Total operating expenses	29,262	24,159	(5,103)	(21)%

Operating income / (loss)	(6,158)	410	(6,568)	(1,602)%

Non operating income / (expense)
Interest expense	(2,345)	(1,103)	(1,242)	(113)%
Gain on repurchase of debt	1,632	—	1,632	N/M
Gain on sale of management contracts	—	132	(132)	(100)%
Income/(loss) from equity method affiliates	6,112	266	5,846	2,198%

Income / (loss) before income tax expense	(759)	(295)	(464)	(157)%
Income tax (benefit) expense	(622)	112	734	655%

Net income / (loss)	(137)	(407)	270	66%
Less: Net income / (loss) attributable to the noncontrolling interest	(138)	—	138	N/M

Net income / (loss) attributable to Cohen & Company Inc.	$1	$(407)	$408	100%

N/M = Not Meaningful

Revenues

Revenues decreased by $1,465, or 6%, to $23,104 for the three months ended September 30, 2010 from $24,569 for the three months ended September 30, 2009. As discussed in more detail below, the change was comprised of an increase of $3,118 in net trading revenue, offset by decreases in $3,298 in principal transactions and other income, $835 in asset management revenue, and $450 in new issue and advisory revenue.

Net Trading

Net trading revenue increased $3,118, or 29%, to $14,025 for the three months ended September 30, 2010 from $10,907 for the three months ended September 30, 2009.

The increase in net trading revenue for the three months ended September 30, 2010 is primarily the result of (i) the continued build-out of the Capital Markets segment and our increase in overall Capital Markets headcount to 97 as of September 30, 2010 as compared to 61 as of September 30, 2009, which included a significant expansion of our European Capital Markets team; and (ii) improved results as we transition to a strategy of using risk capital, including the impact of the increased value in leveraged credit products on our trading investments, realized and unrealized.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. Due to volatility and uncertainty in the markets, the net trading revenue recognized during any three month period may not be indicative of future results. Furthermore, many of the assets included in the Investments—trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates using internal valuation models and other estimates. See note 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $835, or 12%, to $6,036 for the three months ended September 30, 2010 from $6,871 for the three months ended September 30, 2009, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	September 30, 2010	September 30, 2009	Change
Collateralized debt obligations and related service agreements	$4,746	$5,928	$(1,182)
Investment funds	570	698	(128)
Permanent capital vehicles and other	720	245	475

Total	$6,036	$6,871	$(835)

Collateralized Debt Obligations

Asset management revenue from company-sponsored collateralized debt obligations decreased $1,182 to $4,746 for the three months ended September 30, 2010 from $5,928 for the three months ended September 30, 2009. The following table summarizes the periods presented by asset class:

COLLATERALIZED DEBT OBLIGATION ASSET MANAGEMENT FEES EARNED BY ASSET CLASS

(dollars in thousands)

	September 30, 2010	September 30, 2009	Change
Trust preferred securities and insurance company debt — U.S.	$2,962	$3,055	$(93)
High grade and mezzanine ABS	618	931	(313)
Trust preferred securities and insurance company debt — Europe	746	1,779	(1,033)
Broadly syndicated loans — Europe	420	163	257

Total	$4,746	$5,928	$(1,182)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined due to greater levels of deferrals and defaults of the underlying assets. The amounts earned from the amortization of the sale proceeds as well as the revenue earned from the services agreement related to the Alesco X-XVII securitizations are included in this line item in the table above.

Substantially all of our TruPS trusts have stopped paying subordinated management fees. However, we will begin accruing the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. If payments resume in the future, but we are unsure of continued payment, we will recognize the subordinated asset management fee as payments are received and will not accrue the fee on a monthly basis. One of the TruPS trusts referred to above resumed payment of subordinated assets management fees in March 2010.

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

Investment Funds

Our asset management revenue from investment funds is comprised of fees from the management of Brigadier and Deep Value.

	September 30, 2010	September 30, 2009	Change
Brigadier	$—	$189	$(189)
Deep Value	570	509	61

Total	$570	$698	$(128)

The decrease in Brigadier revenue was due to a decrease in base and incentive management fee revenue of $189. Brigadier experienced extensive redemptions during 2009. The Company is currently in the process of liquidating Brigadier. Effective beginning in the second quarter of 2010, the Brigadier fund has ceased permitting redemptions until final liquidation. It expects the liquidation to be completed during 2010. The fund distributed 90% of its NAV to unit holders during the second quarter of 2010, with the remaining 10% to be distributed upon the completion of final audits and settlement of expenses of the fund. We have stopped charging management fees effective April 30, 2010.

The increase in Deep Value revenue was primarily because there was an increase in NAV during the third quarter of 2010 as compared to the third quarter of 2009. During the third quarter of 2010, the first Strategos Deep Value Fund substantially completed its liquidation process and therefore less management fees generated by Deep Value will be earned by us.

Other

Our other asset management revenue consists of revenues earned from the management of permanent capital vehicles and managed accounts. The net increase of $475 was primarily comprised of an increase of managed account fees. Of this increase, $310 came from the addition of a single management account arrangement subsequent to the third quarter of 2009.

The increase in fees from managed accounts is due the fact that the managed account arrangements were entered into subsequent to the second quarter of 2009.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $450, or 94%, to $30 for the three months ended September 30, 2010 from $480 for the three months ended September 30, 2009. The decrease is primarily attributable to less new issue activity in the third quarter 2010 related to advisory engagements as compared to third quarter of 2009.

Principal Transactions and Other Income

Principal transactions and other income decreased by $3,298, or 52%, to $3,013 for the three months ended September 30, 2010 as compared to $6,311 for the three months ended September 30, 2009.

Principal Transactions & Other Income

(dollars in thousands)

	September 30, 2010	September 30, 2009	Change
Change in fair value of other investments, at fair value	$2,866	$5,524	$(2,658)
Foreign currency	97	252	(155)
Dividend, interest, and other income	50	535	(485)

Total	$3,013	$6,311	$(3,298)

The decrease in the change in fair value of other investments of $2,658 is comprised of the following:

	September 30, 2010	September 30, 2009	Change
AFN	$—	$232	$(232)
EuroDekania	421	(44)	465
Star Asia	1,348	1,036	312
RAIT	—	802	(802)
Brigadier	(1)	137	(138)
MFCA	21	507	(486)
Deep Value	2,105	2,643	(538)
Other	(1,028)	211	(1,239)

Total	$2,866	$5,524	$(2,658)

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

During the second quarter of 2010, we purchased 551,166 shares of Star Asia directly from unrelated third parties for $1,837 and received 109,890 shares as an in-kind distribution from Star Asia SPV. In August 2010, we purchased 529,880 shares of EuroDekania for $282 from unrelated third party investors of EuroDekania. $309 of the $421 in increase in value of EuroDekania is a result of this investment. In September 2010, the Duart Fund was formed and we made an initial investment of $4,500.

The change in other investments was comprised primarily of a decrease of $1,219 related to an increased net realized and unrealized loss on Japanese Yen-based forward contracts put in place to partially hedge fluctuations in the investment value of Star Asia.

We receive payments under certain asset management contracts in Euros or U.K. Pounds Sterling; however, our functional currency is the United States Dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling and United States Dollars in the related periods.

Operating Expenses

Operating expenses increased $5,103, or 21%, to $29,262 for the three months ended September 30, 2010 from $24,159 for the three months ended September 30, 2009. The change was due to increases of $4,221 in professional services, subscriptions, and other operating, $252 in business development, occupancy, equipment, and $5,607 in impairment of goodwill, which was partially offset by decreases of $4,975 in compensation and benefits and $2 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased $4,975, or 27%, to $13,787 for the three months ended September 30, 2010 from $18,762 for the three months ended September 30, 2009.

COMPENSATION AND BENEFITS

(dollars in thousands)

	September 30, 2010	September 30, 2009	Change
Cash compensation and benefits	$13,194	$17,664	$(4,470)
Equity-based compensation	593	1,098	(505)

Total	$13,787	$18,762	$(4,975)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The decrease in cash compensation and benefits is primarily a result of the decrease in incentive compensation that is tied to operating profitability. We recorded a decrease of $410 in the third quarter of 2010 as a result of an agreement in principle reached with the FINRA staff to pay restitution related to certain allegations stemming from a recent FINRA exam. The agreement is awaiting final approval by FINRA. The $410 represents the intended recapture by us of incentive compensation previously paid to employees. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. See also Part II – Other Information; Item 1 Legal Proceedings in this Quarterly Report on Form 10-Q.

Compensation and benefits includes equity-based compensation which decreased $505, or 46%, to $593 for the three months ended September 30, 2010 from $1,098 for the three months ended September 30, 2009.

For the three months ended September 30, 2009, compensation and benefits includes equity-based compensation of $413 related to the amortization of restricted units consisting of Cohen Brothers long term incentive profit (“LTIP”) units awarded to our executives and $685 related to the amortization of Cohen Brothers options awarded to our employees. Upon the closing of the Merger, the vesting of the LTIP units was accelerated in December 2009 and such LTIPs were automatically converted to Cohen Brothers membership units and then converted into our Common Stock and the options awarded to our employees, to the extent not exercised prior to the Merger, were automatically cancelled. For the three months ended September 30, 2010, compensation and benefits includes equity-based compensation of $148 related to the amortization of restricted units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, and $445 related to restricted shares of our Common Stock.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment increased $252, or 22%, to $1,392 for the three months ended September 30, 2010 from $1,140 for the three months ended September 30, 2009. Business development expenses, such as promotion, advertising, travel and entertainment constituted $209 of the increase from the three month period ended September 30, 2009, as well as an increase in rent expense of $20 and an increase in occupancy and equipment expenses of $23.

Professional services, subscriptions, and other operating Expenses

Professional services, subscriptions, and other operating expenses increased $4,221, or 116%, to $7,848 for the three months ended September 30, 2010 from $3,627 for the three months ended September 30, 2009. The increase included an increase of $612 in legal and professional fees; an increase of $1,798 in solicitation, clearing and execution costs; an increase of $239 in insurance premiums, an increase of $383 in subscription costs, and a net increase of $1,189 in other costs. Of the $1,798 increase in solicitation, clearing, and execution costs, $833 related to the write-off of deferred solicitation costs incurred to raise capital for the first Strategos Deep Value Fund. These costs had been paid and were being amortized over the expected life of the investment fund. The fund substantially completed its liquidation as of September 30, 2010. Accordingly, substantially all of the unamortized solicitation costs related to the first Strategos Deep Value Fund were expensed in the third quarter of 2010. Of the $1,189 in other costs, $1,117 of expense was recorded in the third quarter of 2010 as a result of an agreement in principle reached with the FINRA staff to pay restitution related to certain allegations stemming from a recent FINRA exam. The agreement is awaiting final approval by FINRA. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. See also Part II – Other Information; Item 1 Legal Proceedings in this Quarterly Report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization decreased $2 to $628 for the three months ended September 30, 2010 from $630 for the three months ended September 30, 2009. The entire decline was due to a decrease in depreciation and amortization expense on furniture, equipment and leasehold improvements due to certain equipment becoming fully depreciated.

Impairment of Goodwill

During the three months ended September 30, 2010, we recognized an impairment charge of $5,607 to goodwill. For its annual impairment test of Strategos, the Company first estimates the current fair value of the Strategos reporting unit. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired. The Company determines the fair value of the Strategos reporting unit using a discounted cash flow analysis. The future cash flows of Strategos were unfavorably impacted by the successful wind down of the first Strategos Deep Value fund. During the third quarter of 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Strategos. During the nine and three months ended September 30, 2010, the Company recognized an impairment charge of $5,607. The charge is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expenses.

Non-Operating Income and Expense

Interest Expense

Interest expense increased $1,242 or 113%, to $2,345 for the three months ended September 30, 2010 from $1,103 for the three months ended September 30, 2009. This increase of $1,242 was primarily comprised of (a) a decrease of $3 of interest incurred on our bank debt; (b) an increase of $447 of interest incurred on convertible senior notes assumed from AFN; (c) an increase of $881 of interest incurred on junior subordinated notes assumed from AFN; and (d) a decrease of $83 of interest incurred on subordinated notes payable.

On July 29, 2010, our subsidiary, Dekania Investors, LLC entered into a new secured credit facility with TD Bank, N.A. (the “2010 Credit Facility”) and made a draw of $9,300. As a consequence, we wrote off $675 of unamortized deferred financing costs to interest expense related to the former credit facility. For additional information see “- Liquidity and Capital Resources – Debt Financing” and note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Gain on Repurchase of Debt

In August 2010, one of our broker-dealer subsidiaries, CCS, completed its cash offer to purchase all of the outstanding subordinated notes payable that were tendered. CCS repurchased $8,081 principal amount of the subordinated notes payable (representing 85% of the outstanding subordinated notes payable) for $6,762, including accrued interest. We recorded a gain from repurchase of debt of $1,632 which is included as a separate component of non-operating income/(expense) in our consolidated statements of operations. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

We did not repurchase any debt in the three month period ended September 30, 2009.

Gain on Sale of Management Contracts

The gain on sale of management contracts decreased $132, or 100%, to $0 for the three months ended September 30, 2010 from $132 for three months ended September 30, 2009. On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loans-U.S. (Emporia) business line to an unrelated third party. These amounts represent the payments received from the unrelated third party during the third quarter of 2010 and 2009. We are entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We record the contingent payments to be received from the unrelated third party of the subordinated fee (of up to $1,500) as additional gain as such payments are actually received. As of June 30, 2010, we reached the maximum limit of additional fees we could receive under these contracts. Therefore, we will no longer record any additional gain on these contracts in future periods.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates increased by $5,846 to $6,112 for the three months ended September 30, 2010 from $266 for the three months ended September 30, 2009. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of September 30, 2009, we had two equity method investees: (1) Star Asia Manager and (2) Deep Value GP. DEKU was liquidated in February 2009 and we wrote off our equity method investment in DEKU for a total charge of $4,482 during the first quarter of 2009. The write-off was offset by $143 related to a part of a refund we received in August 2009 related to the liquidation of DEKU. As of September 30, 2010, we had five equity method investees: (1) Star Asia Manager, (2) Deep Value GP, (3) Deep Value GP II; (4) Star Asia SPV; and (5) Duart Capital. See notes 12 and 21 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

In September 2010, Strategos substantially completed the liquidation of the first Strategos Deep Value Fund. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee earned in the amount of $11,929. We own 50% of the Deep Value GP. Therefore, our share of this incentive fee was $5,965 and was included as a component of income from equity method affiliates during the three months ended September 30, 2010.

Income Tax(Benefit) / Expense

Income tax expense decreased by $734 to an income tax benefit of $622 for the three months ended September 30, 2010 from income tax expense of $112 for the three months ended September 30, 2009. The tax benefit realized by us during the third quarter of 2010 was a result of a reduction in our estimated current income tax rate for 2010 based on revised estimates of current state and local taxable income. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Net Income / (Loss) Attributable to the Noncontrolling Interest

For the third quarter of 2010, the net income / (loss) attributable to noncontrolling interest was comprised of the 33.8% noncontrolling interest related to member interests in our majority owned subsidiary, Cohen Brothers, other than the interests held by us for the three months ended September 30, 2010. There was no net income / (loss) attributable to noncontrolling interest for the third quarter of 2009 because the onshore feeder fund of Deep Value was deconsolidated subsequent to March 31, 2009 since we no longer owned a majority of the limited partner interests.

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

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter. However, our board of directors will have the power to decide to increase, reduce, or eliminate this quarterly payment going forward. The board’s decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

On November 9, 2010, our board of directors declared a cash dividend of $0.05 per share, which will be paid on our common stock on December 1, 2010 to stockholders of record on November 19, 2010. A pro rata distribution will be made to the other members of Cohen Brothers upon the payment of the dividends to stockholders of the Company.

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

Cash Flows

We have four primary uses for capital:

(1) To fund the expansion of the Capital Markets segment: Through September 2010, we expanded our Capital Markets segment by expanding our offices, hiring additional sales and trading professionals and launching new initiatives to expand on our existing capabilities. Following the Merger, we believe that we are better capitalized and able to utilize more leverage in our Capital Markets business and therefore expand our operations to other credit-related fixed income areas to deepen our product capabilities. We believe the prudent use of capital to facilitate client orders will increase trading volume and profitability.

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

(3) To fund mergers or acquisitions: We may opportunistically use capital to acquire other asset managers or individual asset management contracts or financial services firms. To the extent our liquidity sources are insufficient to fund our future activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that, if available, such financing will be on favorable terms. If we are unable to raise sufficient capital on economically favorable terms, we may need to forgo attractive merger or acquisition opportunities which may impact our long term performance.

(4) To fund potential dividends and tax distributions: Cohen Brothers is required to fund distributions to the Company in order to pay any entity level taxes owed by the Company (referred to as tax distributions). To the extent tax distributions are made to the Company, Cohen Brothers will make a pro rata distribution to the other members of Cohen Brothers (the noncontrolling interest). In addition, the Company announced during the third quarter of 2010 that it intends to make quarterly dividend payments to shareholders. A pro rata distribution will be made to the other members of Cohen Brothers upon the payment of the dividends to stockholders of the Company.

As of September 30, 2010 and December 31, 2009, we maintained cash and cash equivalents of $43,069 and $69,692, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities	$(30,520)	$13,270
Cash flow from investing activities	16,208	16,552
Cash flow from financing activities	(12,481)	(47,563)
Effect of exchange rate on cash	170	408

Net cash flow	(26,623)	(17,333)
Cash and cash equivalents, beginning	69,692	31,972

Cash and cash equivalents, ending	$43,069	$14,639

See the statement of cash flows in our consolidated financial statements.

Nine Months Ended September 30, 2010

As of September 30, 2010, our cash and cash equivalents were $43,069, representing a net decrease of $26,623 from December 31, 2009. The decrease was attributable to the cash used for operating activities of $30,520, the cash used for financing activities of $12,481, partially offset by the cash provided by investing activities of $16,208 and the effect of the increase in the exchange rate on cash of $170.

The cash used for operating activities of $30,520 was comprised of (a) net inflows of $11,738 related to working capital fluctuations including primarily the increase in accrued compensation, the increase in accounts payable and other liabilities, and the increase in accounts receivable, partially offset by the decrease in net receivables from related parties, the decrease in other assets, and the decrease in deferred income taxes; (b) $28,021 of net cash outflows from overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies and restricted cash on deposit which is related to various trading activities as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a reduction in cash generated from other earnings items of $14,237 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, gain on sale of management contracts, realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity-based compensation, depreciation and amortization, and the impairment of goodwill).

The cash provided by investing activities of $16,208 was comprised of (a) cash proceeds from the return of principal of $19,357 which is comprised of $17,330 from our investment in Deep Value and $2,027 from our investments in certain interests in securitizations and residential loans; (b) cash received from the sale of other investments of $8,540, which includes $3,454 from the sale of a single investment in securitizations, $1,056 from the sale of RAIT common stock, $3,721 from the redemption of 90% of our investment in the Brigadier hedge fund and $309 from the sale of other investments; (c) net cash received from sale of management contracts of $971, (d) cash of $3,273 we received from equity method affiliates; partially offset by (e) the investment of $5,198 in equity method affiliates, including $4,386 in Star Asia SPV and $812 in Duart Capital; (f) the purchase of other investments, fair value, including (i) the purchase of additional shares of Star Asia in the amount of $1,334 related to Star Asia’s rights offering, as well as the purchase of shares directly from unrelated third parties during the second quarter of 2010 in the amount of $1,836; (ii) the purchase of additional shares of EuroDekania in the amount of $282 from unrelated third parties during the third quarter of 2010; (iii) the purchase of an investment in Brigadier of $39 from an existing unrelated third party investor; (iv) the investment of $4,500 in the Duart Fund during the third quarter of 2010 and (v) the purchase of other investments of $1,765; (g) the purchase of additional furniture and leasehold improvements of $682 related to the New York office and the EuroDekania Management Limited office in the United Kingdom; and (h) the acquisition of a broker-dealer for $297 during the third quarter of 2010.

The cash used in financing activities of $12,481 was comprised of (a) $9,300 of borrowings related to the 2010 Credit Facility we entered into in July 2010 (b) the repayment of $9,950 of outstanding borrowings on our prior credit facility; (c) the repurchase of $5,144 notional amount of contingent convertible senior notes for $4,115; (d) the repurchase of $8,081 principal amount of subordinated notes payable for $6,465; (e) payments for deferred issuance and financing costs of $303; (f) distributions to the noncontrolling interest holders of $264; (g) dividends to the Company’s stockholders of $521; and (h) $163 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity based awards and the surrender of 25,354 shares of the Company’s Common Stock. The total shares withheld were based on the value of the restricted stock award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Nine Months Ended September 30, 2009

As of September 30, 2009, our cash and cash equivalents were $14,639 representing a net decrease of $17,333 from December 31, 2008. The decrease was attributable to the cash used for financing activities of $47,563, partially offset by the cash provided from investing activities of $16,552, the cash provided from operating activities of $13,270 and the effect of the increase in exchange rate on cash of $408.

The cash provided by operating activities of $13,270 was primarily comprised of (a) cash flows from net trading activities of $7,818 comprised of trading investments, unrealized gains and losses on investments-trading, and receivables and payables from brokers, dealers and clearing agencies, and (b) net inflows of $16,417 related to working capital fluctuations; partially offset by (c) a reduction in cash generated from other earnings items of $10,965 (which represents net income or loss adjusted for the following non-cash items: gain on the sale of management contracts, realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash provided by investing activities for the nine months ended September 30, 2009 primarily related to the following (a) the redemption of a portion of our investment in one of our investment funds, Brigadier, in the amount of $10,000; (b) cash proceeds of $7,258 we received for the three CLO management contracts we sold to an unrelated third party during the first quarter of 2009 as well as $358 we received for the subordinated management fees related to these contracts during the second and third quarter of 2009; (c) cash proceeds of $800 we received for our return from our investment in the equity method affiliate, Star Asia Manager; and (d) cash proceeds from a return of principal of $1,544 primarily related to our investment in a certain securitization; partially offset by (e) the investment of $2,456 we made in our equity method affiliate, DEKU for which we had provided a letter of credit and paid such amount in conjunction with the DEKU liquidation in 2009; (f) the purchase of additional shares of MFCA in the amount of $600 for $1.20 per share; and (g) the purchase of additional furniture and leasehold improvements of $352 related to the New York office. We used the proceeds from our redemption in the onshore feeder fund of Brigadier and the sale of the management contracts to supplement our cash flow from operations in order to provide us the necessary capital to pay down our debt.

The cash used in financing activities for the nine months ended September 30, 2009 was primarily related to (a) the repayment of $42,050 of outstanding borrowings on our bank debt; (b) distributions paid to our members of $4,525 to fund members’ tax obligations, and (c) $988 of deferred issuance and financing costs related to the amended and restated credit facility we entered into on June 1, 2009.

Regulatory Capital Requirements

Three of our majority owned subsidiaries include licensed securities dealers in the United States and the United Kingdom. As broker-dealers, our subsidiaries, CCS and CCM, are subject to Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, and our international subsidiary, EuroDekania Management Limited, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2010, which amounted to $3,272 were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$876
United Kingdom	2,396

Total	$3,272

We operate with more than the minimum regulatory capital requirement in our licensed securities dealers and at September 30, 2010, total net capital or equivalent as defined by local statutory regulations in our licensed securities dealers amounted to $39,663.

In addition, our licensed securities dealers are generally subject to capital withdrawal notification and restrictions.

Securities Financing

During the nine months ended September 30, 2010, we entered into repurchase agreements with two third party financial institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future. See note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

In addition, the Company’s clearing brokers provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing broker in the event the value of the securities then held by the clearing broker in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under the agreement.

An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing agent would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangement would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.

Debt Financing

We have four sources of debt financing other than securities financing arrangements: (1) a new credit facility with TD Bank, N.A. (the “2010 Credit Facility”); (2) convertible senior notes; (3) junior subordinated notes (payable to two special purpose trusts: (a) Alesco Capital Trust I, and (b) Sunset Financial Statutory Trust I); and (4) unsecured subordinated financing.

As of October 1, 2010, $8,138 was drawn, $1,292 was committed for two letters of credit and there was no availability to borrow additional funds under the 2010 Credit Facility. In March 2010, the Company repurchased $5,144 notional amount of contingent convertible senior notes from an unrelated third party for $4,115 and recognized a gain from repurchase of debt of $886. In August 2010, the Company repurchased $8,081 principal amount of subordinated notes payable for $6,762, including accrued interest and recognized a gain from repurchase of debt of $1,632.

As of September 30, 2010, we were in compliance with the covenants in our debt financing documents. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes long-term indebtedness and other financing as of September 30, 2010 and December 31, 2009, respectively:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of September 30, 2010
Description	Current Outstanding Par		Carrying Value		Interest Rate Terms	Weighted Average Interest @ 09/30/2010	Weighted Average Contractual Maturity
2010 Credit Facility	$9,300	(1)	$9,300	(1)	6.0%	6.0%	September 2012
Contingent convertible senior notes	21,006		20,511		7.6%	7.6%	May 2027 (2)
Junior subordinated notes	49,614		17,194		7.4%	7.4%	August 2036
Subordinated notes payable	1,426		1,426		12.0%	12.0%	June 2013

Total			$48,431

	As of December 31, 2009
Description	Current Outstanding Par		Carrying Value		Interest Rate Terms	Weighted Average Interest @ 12/31/2009	Weighted Average Contractual Maturity
Former revolving credit facility	$9,950		$9,950		8.5%	8.5%	May 2011
Contingent convertible senior notes	26,150		25,374		7.6%	7.6%	May 2027 (2)
Junior subordinated notes	49,614		17,269		7.4%	7.4%	August 2036
Subordinated notes payable	9,368		9,368		12.0%	12.0%	June 2013

Total			$61,961

(1)	As of October 1, 2010, we paid our first quarterly installment of $1,162 on the 2010 Credit Facility. As of October 1, 2010, $8,138 was drawn, $1,292 was committed for two letters of credit and there was no availability to borrow additional funds under the 2010 Credit Facility.
(2)	The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date.

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

GSME has twelve months to identify a business combination and obtain approval and an additional six months for the business combination to close. In connection with this transaction, we issued a letter of credit for the benefit of the trust in the amount of

$1,242 that will be drawn upon under certain circumstances, such as the non-approval of a business combination or if no business combination is presented for a vote within the specified time frame. Our maximum exposure to GSME pursuant to the letter of credit is $1,242. Our obligation to fund amounts to GSME is accounted for as a guarantee pursuant to the guarantee provisions included in FASB ASC 460, Guarantees. As of September 30, 2010 and December 31, 2009, we recorded $98 as a liability included in accounts payable and other liabilities for its “obligation to stand ready to perform.” If it becomes probable and estimable that we will be required to fund the guarantee, an additional or incremental liability will be accrued for under the guidance of FASB ASC 450, Contingencies. On October 12, 2010, GSME announced that it had entered into an agreement to acquire an entity. GSME announced that it will hold its extraordinary general meeting of shareholders on November 17, 2010 to consider and vote upon its proposed acquisition. If the acquisition is approved by shareholders, our letter of credit should be released and we would reverse our guarantee liability of $98 which will increase our net income. If the acquisition is not approved, it is possible that all, or a portion of our letter of credit will be drawn to fund the liquidation of GSME. If this were to happen, any draw on the letter of credit in excess of $98 will result in additional expense that will be recorded by us. The maximum amount of additional expense is $1,144.

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in the securitization. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan, and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by us. At the Merger Date, we recorded a liability of $1,084 related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of September 30, 2010 and December 31, 2009. This amount does not represent the expected loss; rather it represents the Company’s estimate of the fair value of its guarantee (i.e. the amount it would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee; therefore, the carrying value will not be periodically adjusted going forward. The maximum potential loss to the Company on this arrangement is $8,750. Under certain circumstances, Assured can require the Company to post liquid collateral.

In March 2010, the Company purchased $5,000 delayed draw notes in a subprime auto loan securitization. As of September 30, 2010, $3,474 has been drawn and funded by the Company. Subsequent to September 30, 2010, the Company sold the delayed draw notes to an unrelated third party and therefore has no further funding obligation. The notes were sold for $3,143 resulting in a loss of $32 as compared to the September 30, 2010 carrying value.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2010 and the future periods in which such obligations are expected to be settled in cash. The bank debt, junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. Our convertible senior notes are assumed to be repaid on May 15, 2012, which represents the earliest date that the holders of the senior notes may require us to repurchase the notes for cash. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements:

CONTRACTUAL OBLIGATIONS

As of September 30, 2010

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$7,767	$1,820	$2,551	$2,223	$1,173
Maturity of 2010 Credit Facility (1)	9,300	5,812	3,488	—	—
Interest on 2010 Credit Facility (2)	613	446	167	—	—
Maturity of convertible senior notes (3)	21,006	—	21,006	—	—
Interest on convertible senior notes (3)	3,204	1,602	1,602	—	—
Maturities on junior subordinated notes	49,614	—	—	—	49,614
Interest on junior subordinated notes (4)	59,032	3,668	5,827	4,318	45,219
Maturities of subordinated notes payable (5)	1,559	—	1,559	—	—
Interest on subordinated notes payable (6)	400	130	270	—	—

Total	$152,495	$13,478	$36,470	$6,541	$96,006

(1)	Commencing on September 30, 2010, quarterly principal payments of $1,162 are due, and all unpaid principal is due and payable on September 30, 2012.
(2)	Interest on the 2010 Credit Facility includes the finance charge on the two letters of credit and interest on all outstanding debt as of September 30, 2010, which is variable. The interest rate of 6.0% as of September 30, 2010 was used to compute the contractual interest payment in each period noted. Fluctuations in actual interest rates may result in different interest payments than noted above.
(3)	Assumes the convertible senior notes are repurchased May 15, 2012. Interest includes amounts payable during the period the convertible notes were outstanding at an annual rate of 7.625%.
(4)	The interest on the junior subordinated notes related to the Alesco Capital Trust is based on a fixed interest rate of 9.50% through to July 30, 2012, and an assumed variable rate of 4.29% based on a 90-day LIBOR rate as of September 30, 2010 plus 4.00% calculated from July 30, 2012 through to maturity. The interest on the junior subordinated notes related to the Sunset Capital Trust is variable. The interest rate of 4.44% (based on a 90-day LIBOR rate as of September 30, 2010 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(5)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $154. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%.
(6)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.

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

During the nine months ended September 30, 2010, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

The following is a recent accounting pronouncement that, we believe, may have a continuing impact on our financial statements going forward.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of credit derivative that is exempt from embedded derivative bifurcation requirements. According to this guidance, the only form of embedded credit derivative that qualifies for the exemption is one that is related to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. ASU 2010-11 is effective for fiscal quarters beginning after June 15, 2010, with early adoption permitted. The Company’s adoption of the new accounting guidance on July 1, 2010 did not have any impact on the Company’s financial position, results of operations, or cash flows.

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

Fixed Income Securities: We hold the following securities: U.S. treasury securities, U.S. government agency MBS, collateralized mortgage obligations, non-government MBS, corporate bonds, preferred stock, certificates of deposits, SBA loans, residential loans, unconsolidated investments in the middle and senior tiers of securitization entities. This category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitization are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 bps adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2010, we would incur a loss of $373 if the yield curve rises 100 basis points (“bps”) across all maturities and a gain of $587 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment which is denominated in Euros and another permanent capital vehicle for which our investment is denominated in United States dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the United States Dollar (our functional currency) fluctuates. We may enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2010 our equity price sensitivity was $4,743 and our foreign exchange currency sensitivity was $1,180.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2010, a 100 bps change in three month LIBOR would result in a change in our annual cash paid for interest in the amount of $200. Because a portion of our debt accrues interest at a fixed rate, a 100 bps adverse change in the yield to maturity would result in an increase in the fair value of the debt in the amount of $1,194.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the board of directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As is described in “Item 9A – Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company is currently in the process of integrating controls of Cohen Brothers with the controls of AFN. The Company expects to have this integration complete by the end of 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

All amounts in this section are in thousands unless otherwise noted.

Incorporated by reference to the headings titled “Legal Proceedings” in Note 18 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Regarding regulatory matters, as previously disclosed, CCS was subject to a routine FINRA examination in 2009. As a result of that exam, the FINRA staff requested additional information and the testimony of certain employees concerning the mark-ups CCS charged in four transactions during the exam period. Following its examination, the FINRA staff alleged that CCS charged impermissible mark-ups to qualified institutional buyers (QIBs) (as defined in Rule 144A of the Securities Act), referred to herein as institutional customers, in three of such transactions. With respect to the first transaction, on August 16, 2007, CCS purchased a CDO having a par value of $10,000 for $8,250, or 82.5% of par, from a dealer. On August 17, 2007, CCS sold those securities to an institutional customer for $9,100, or 91% of par. With respect to the second transaction, on January 3, 2008, CCS purchased a CDO having a par value of $4,500 for $315, or 7% of par, from an institutional customer. On January 4, 2008, CCS sold those securities to another institutional customer for $585, or 13% of par. With respect to the third transaction, on June 6, 2008, CCS purchased a CDO having a par value of $8,000 for $400, or 5% of par, from a dealer. Later that day, CCS sold those securities to an institutional customer for $600, or 7.5% of par. FINRA maintains that the mark-ups were impermissible because, among other factors, each of the securities in question was investment grade under applicable FINRA guidance.

CCS has reached an agreement in principle with the FINRA staff to settle such allegations. Without admitting or denying the allegations, CCS has consented to a Letter of Acceptance, Waiver and Consent (the “AWC”) that, among other things, (i) alleged violations of NASD Rules 2110, 2440 and 3010; (ii) censured CCS; (iii) ordered CCS to pay restitution of $899 plus interest; (iv) ordered CCS to pay a $50 fine; and (v) directed CCS to review its supervisory systems and procedures. The AWC is currently awaiting final approval by FINRA.

As a result of the AWC, the Company recorded a net expense of $707 during the third quarter of 2010. The net expense of $707 was comprised of two entries: (i) the Company recorded additional expense of $1,117 as a component of professional services, subscriptions, and other operating expenses, representing the restitution of $899, the fine of $50, and $168 of estimated interest charges; and (ii) the Company recorded a reduction in compensation and benefits expense of $410, representing the intended recapture by the Company of incentive compensation previously paid employees related to the three transactions.

Item 1A.	Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K.

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

As of September 30, 2010, we had $21.0 million aggregate principal amount of contingent convertible notes outstanding, $1.4 million of subordinated notes payable, and $49.6 million aggregate principal amount of junior subordinated notes outstanding. On July 29, 2010, we entered into a new credit facility with TD Bank, N.A. (“TD Bank”), which we refer to herein as the 2010 Credit Facility. The 2010 Credit Facility expires in September 2012, and replaced our previous $30 million revolving credit facility with TD Bank that was due to expire on May 31, 2011.

The 2010 Credit Facility is comprised of $9.3 million of term loan capacity and a maximum of $1.3 million for the issuances of letters of credit. On July 30, 2010, the term loan was drawn in the amount of $9.3 million and $1.29 million was committed for two letters of credit. As of October 1, 2010, the Company had $8.1 million of outstanding borrowings and there was no availability to borrow under the 2010 Credit Facility.

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

The following table presents shares of restricted stock granted under the Alesco Financial Inc. 2006 Long-Term Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2010. As set forth in the table below, during the third quarter of 2010, we withheld a total of 610 shares in the indicated months. These were the only repurchases of equity securities made by us during this period. In August 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions (the “Repurchase Plan”), and, currently, have the ability to repurchase up to $47,303,874 of our common stock pursuant the Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
July 1, 2010 to July 31, 2010	610	$4.99	N/A	N/A
August 1, 2010 to August 31, 2010	—	—	N/A	N/A
September 1, 2010 to September 30, 2010	—	—	N/A	N/A

Total	610	$4.99	N/A

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

In addition, the Company’s ability to pay dividends will be dependent on distributions it receives from Cohen Brothers. The amount and timing of distributions by Cohen Brothers will be at the discretion of the Cohen Brothers board of managers and may be impacted by restrictions imposed by the 2010 Credit Facility entered into on July 29, 2010 and subject to the provisions of the Cohen Brothers operating agreement.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Master Transaction Agreement, dated July 29, 2010, by and among Cohen & Company Inc., Cohen & Company Financial Management, LLC and ATP Management LLC.*†

10.2	Services Agreement, dated July 29, 2010, by and between ATP Management LLC and Cohen & Company Financial Management LLC.*

10.3	Loan and Security Agreement, dated July 29, 2010, by and among Dekania Investors, LLC, TD Bank, N.A. and the financial institutions now or thereafter listed on Schedule A thereto.*

10.4	Purchase and Contribution Agreement, dated September 14, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers Listed on Annex I thereto and the Management Employees, as defined therein (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 8-K filed with the SEC on September 14, 2010).

11.1	Statement Regarding Computation of Per Share Earnings.**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

*	Filed herewith.
**	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.
***	Furnished herewith.
†	Confidential treatment has been requested for portions of this document. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN & COMPANY INC.

	By:	/s/ DANIEL G. COHEN
Daniel G. Cohen
Date: November 9, 2010		Chairman of the Board and Chief Executive Officer

COHEN & COMPANY INC.

	By:	/s/ CHRISTOPHER RICCIARDI
Christopher Ricciardi
Date: November 9, 2010		President

COHEN & COMPANY INC.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: November 9, 2010		Executive Vice President, Chief Financial Officer and Treasurer