Form 10-K
period 2010-12-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2011-03-04
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32026

INSTITUTIONAL FINANCIAL MARKETS, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $42.0 million.

As of March 1, 2011, there were 12,300,649 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INSTITUTIONAL FINANCIAL MARKETS, INC.

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

While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in “Item 1A — Risk Factors.” Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	benefits, results, costs reductions and synergies resulting from the Company’s recent business combination;

•	integration of operations;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	market outlook;

•	expected financial position;

•	expected results of operations;

•	future cash flows;

•	financing plans;

•	plans and objectives of management;

•	tax treatment of the business combinations;

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Certain Terms Used in this Annual Report on Form 10-K

Effective January 21, 2011, Cohen & Company Inc. changed its name to Institutional Financial Markets, Inc. In this Annual Report on Form 10-K, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc. a Maryland corporation. “the Company,” , “we,” “ us,” and “ our” refers to IFMI and its subsidiaries on a combined basis; “IFMI, LLC” (formerly Cohen Brothers, LLC), or the “Operating LLC” refers to the main operating subsidiary of the Company; “Cohen Brothers,” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-Merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN that we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009 and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term, “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc.

“Securities Act” refers to the Securities Act of 1933, as amended; “Exchange Act” refers to the Securities Exchange Act of 1934, as amended,

In accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP,” the Merger was accounted for as a reverse acquisition, Cohen Brothers was deemed to be the accounting acquirer and all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date, therefore, the financials reported herein are the historical financials of Cohen Brothers. As used throughout this filing, the terms, the “Company,” “we,” “us,” and “our” refer to the historical operations of Cohen Brothers and its consolidated subsidiaries from January 1, 2008 through to December 16, 2009 and the combined operations of the merged company and its consolidated subsidiaries from December 17, 2009 forward. AFN refers to the historical operations of Alesco Financial Inc. through to December 16, 2009, the date of the Merger, or the “Merger Date”.

PART I

ITEM 1.	BUSINESS.

INFORMATION REGARDING INSTITUTIONAL FINANCIAL MARKETS, INC.

Overview

We are an investment firm specializing in credit-related fixed income investments. We were incorporated in 2004 but began operations, through our predecessors, in 1999 as an investment firm focused on small and mid-cap banks but have grown over the past eleven years into a more diversified fixed income specialty investment firm. We are organized into three business segments — Capital Markets, Asset Management, and Principal Investing. The Capital Markets business segment consists of credit-related fixed income sales and trading as well as new issue placements in corporate and securitized products and advisory services. The Asset Management business segment manages assets within a variety of investment vehicles, including investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations. As of December 31, 2010, we had $10.3 billion in assets under management (“AUM”). The Principal Investing business segment is comprised primarily of our investments in the investment vehicles we manage. Our revenues have increased from $11.2 million for the year ended December 31, 2003 to $125.6 million for the year ended December 31, 2010.

Financial information concerning our business segments is set forth in “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 56 and note 28 of the consolidated financial statements beginning on page F-81. For more information regarding our geographic locations, see Item. 2 Properties, below, and note 28 to our consolidated financial statements included in this Annual Report on Form 10-K.

Capital Markets

Our Capital Markets business segment consists of credit-related fixed income sales and trading, as well as new issue placements in corporate and securitized products and advisory services through our broker-dealer subsidiaries, Cohen & Company Securities, LLC (“CCS”) and Cohen & Company Capital Markets, LLC (“CCCM”). CCS and CCCM are registered broker-dealers under the Exchange Act, are members of the Financial Industry Regulatory Authority (“FINRA”), and the Securities Investor Protection Corporation (“SIPC”), and are licensed to conduct brokerage activities in all 50 states and the District of Columbia. We acquired CCCM in 2010 (formerly named Fairfax) primarily to avail ourselves of its existing clearing relationship. In addition, our European subsidiary, EuroDekania Management Limited (“EuroDekania Management”), is regulated by the Financial Services Authority (“FSA”), in the United Kingdom. Effective on January 13, 2011, we completed the acquisition of JVB Financial Holdings, L.L.C. (“JVB”), a broker-dealer with $24.8 million in revenue in 2010 and 63 employees specializing in the wholesale distribution of fixed income securities.

Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: corporate bonds, asset-backed securities (“ABS”), mortgage-backed securities (“MBS”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), Small Business Administration loans (“SBA loans”), U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. We also offer execution and brokerage services for cash equity and derivative products. We believe that we are one of the most active participants in the brokering of TruPS due to our knowledge of the transactions and the relationships we maintain with institutional investors in these securities.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, (2) new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging the issuance of newly created debt, equity, and hybrid financial instruments. Our Capital Markets business segment is based in New York with branch offices in Boca Raton, Boston, Chicago, London, Paris, Philadelphia, San Francisco, and Washington D.C. We have been in the Capital Markets business since our inception. Our Capital Markets segment has transformed over time in response to market opportunities and the needs of our clients. The initial focus was on sales and trading of listed equities of small financial companies with a particular emphasis on bank stocks. Early on, a market opportunity arose for participation in a particular segment of the debt market, securitization of TruPS. We began assisting small banks in the issuance of TruPS through securitized pools. These investment vehicles were structured and underwritten by large investment banks while our broker-dealer typically participated as a co-placement agent or selling group member. We also participated in the secondary market trading of these securities between institutional clients.

For the better part of a decade, we have actively engaged in the brokering of TruPS and pooled TruPS in the secondary market. However, there has been essentially no new issuance of pooled TruPS since 2007 because the credit market disruption resulted in market yields that are much higher than the banks would be willing to pay to issue securities into an investment vehicle. But while new issuance activity closed down, the secondary trading volumes increased dramatically. A large number of entities were motivated or forced to sell their holdings. Reasons for selling included margin calls on financed assets, hedge fund redemptions, ratings downgrades, warehouse liquidations and investment vehicles breaching covenants and liquidating. At the same time, investors who had historically invested in the initial issuance of these securities were not as active in the market. We recognized that the conditions that caused increased secondary trading opportunities in the TruPS market also existed in other credit-based fixed income markets. Corporate bonds, RMBS, CMBS, European credit securities, and leveraged finance securities (high yield bonds and leveraged loans) all faced similar conditions.

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from an exclusive focus on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with smoother, diversified revenue streams primarily from trading activity. We have hired sales and trading professionals with expertise in areas that complement our core competency in structured credit. Our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008 to 60 sales and trading professionals as of December 31, 2010. Recent additions to our Capital Markets team include salespeople and traders focused on mortgage securities, non-agency mortgage securities, and structured products.

During the past year, we added capital to our trading operations and continued to launch new initiatives that build on our existing capabilities. Mid-year, we launched our North American equity derivatives business, which recently expanded into Europe, providing execution services to an institutional customer base across equity cash, listed, and over-the-counter (“OTC”) equity derivatives products. In January 2011, we closed our acquisition of JVB, a fixed income broker-dealer that specializes in small size transactions in CDs, corporate bonds, MBS, and U.S. government agency securities primarily with the dealer market. Also in January 2011, we announced the formation of a new venture to create a commercial real estate conduit lender, which we expect will begin to originate loans in the first quarter of 2011. The venture will focus on underwriting five to ten year commercial real estate loans ranging in size from $5 million to $75 million, which will be targeted for securitization and will include all major property types. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes and bolster the service capabilities of our Capital Markets business segment.

Trades in our Capital Markets segment can be either “riskless” or risk-based. “Riskless trades” are transacted with a customer order in hand, resulting in limited risk to us. Risk-based trades involve us owning the securities and thus placing our capital at risk. Such risk-based trading activity may include the use of leverage. In 2010, we began to utilize more leverage in our Capital Markets business segment. We believe that the prudent use of capital to facilitate client orders increases trading volume and profitability. Any gains or losses on securities that we have purchased in the secondary market are recorded in our Capital Markets business segment, whereas any gains or losses on securities that we retained in our sponsored investment vehicles are recorded in our Principal Investing business segment.

Asset Management

Our Asset Management business segment manages assets within a variety of investment vehicles, including investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations. We earn management fees for our on-going asset manager services provided to these investment vehicles, which may include fees both senior and subordinate to the securities issued by the investment vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2010, we had $10.3 billion in AUM.

Our AUM increased from $965.8 million at December 31, 2003 to $10.3 billion at December 31, 2010, but has declined year-to-year since 2007. AUM refers to assets under management and equals the sum of: (1) the gross assets included in the collateralized debt obligations that we have sponsored and manage; plus (2) the gross assets accumulated and temporarily financed in warehouse facilities during the accumulation phase of the securitization process, which gross assets are intended to be included in collateralized debt obligations; plus (3) gross assets of a portfolio that we managed for RAIT Financial Trust, a publicly traded real estate investment trust (NYSE:RAS) (“RAIT”); plus (4) the net asset value (“NAV”) of the permanent capital vehicles and investment funds we manage; plus (5) the NAV of other managed accounts. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our AUM measure includes, for instance, certain AUM for which we charge either no or nominal fees such as assets in the accumulation phase for future securitization. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.

As of December 31, 2010, we had four subsidiaries that act as collateral managers and investment advisors to the collateralized debt obligations that we manage. Each of these entities is a registered investment advisor under the Investment Advisers Act.

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

In 2010, we sought to achieve diversification of overall asset exposure. Thus, collateralized debt obligations were structured across a range of sectors to maximize portfolio diversification and to minimize correlation among the expected performance of our various asset classes.

The chart below shows changes in our AUM by product line from December 31, 2003 through December 31, 2010.

	As of December 31,
	2003	2004	2005	2006	2007	2008	2009	2010
	($ in millions)
Alesco (1)	$666	$2,433	$4,385	$7,733	$9,404	$8,566	$7,110	$2,845
Dekania U.S.	300	700	690	676	674	654	615	604
Dekania Europe (2)	—	—	357	789	1,295	1,625	1,570	1,423
Emporia (3)	—	—	287	739	1,159	1,170	—	—
Kleros	—	—	996	8,788	19,637	9,341	5,308	3,955
Libertas	—	—	—	584	3,282	412	86	76
Scorpius	—	—	—	1,510	1,415	441	—	—
Non-Profit (4)	—	—	—	203	397	391	—	—
Neptuno (2)	—	—	—	—	618	887	881	827

Total Completed Collateralized Debt Obligations AUM	966	3,133	6,715	21,022	37,881	23,487	15,570	9,730
Pre-Close Collateralized Debt Obligations AUM	—	858	3,134	6,000	984	177	—	—
RAIT AUM (5)	—	—	4,551	5,051	4,310	—	—	—
Permanent Capital Vehicles, Investment Funds and Other	—	—	—	317	748	627	636	589

Total AUM	$966	$3,991	$14,400	$32,390	$43,923	$24,291	$16,206	$10,319

(1)	On July 29, 2010, we completed the sale of our Alesco X-XVII contracts to an unrelated third party. For more information see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 56.
(2)	Dekania Europe and Neptuno portfolios are denominated in Euros; for purposes of this presentation they have been converted to U.S. dollars at the prevailing exchange rates at the points in time presented.
(3)	On February 27, 2009, we completed the sale of our Emporia contracts to an unrelated third party. For more information see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 56.
(4)	On March 18, 2009, we completed the assignment of our non-profit management contract to an unrelated third party. For more information see “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 56.
(5)	In 2005, we formed Taberna Realty Finance Trust (“Taberna”) and spun it off in a private offering to RAIT shortly after it as formed. Through June 2008, we provided oversight and monitoring services to RAIT for a portfolio of whole loans owned by RAIT. For more information see note 2 to “Selected Financial Data” presented on page 52.

Investment Funds:

Deep Value

We had an investment in and serve as external manager of a series of closed-end, distressed debt funds and other related entities that we refer to collectively as Deep Value. Deep Value raises capital from investors and earns investment returns by investing in a diversified portfolio of ABS consisting primarily of RMBS and other real estate related securities, as well as other United States real estate related assets and related securities. Deep Value’s management team consists primarily of investment professionals from our Strategos Capital Management, LLC (“Strategos”) ABS team.

We formed the initial fund in October 2007, which consummated its first closing in April 2008 and successfully completed its liquidation in December 2010. From the inception of the first fund through December 31, 2010, we launched three master funds. The first master fund had two feeder funds. One feeder fund was referred to as the onshore fund and was designed for investors that are non-tax-exempt United States taxpayers. Foreign and United States tax-exempt investors invested through a second feeder fund referred to as the offshore fund. The second master fund does not have feeder funds. The third master fund has an offshore feeder fund only. Investors hold limited partnership interests in the feeder funds (in the case of the first and third master fund) or in the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit GP, LLC (the “Deep Value GP”) serves as the general partner for the feeder funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit II GP, LLC (the “Deep Value GP II”), serves as the general partner for the offshore feeder fund (in the case of the third master fund). Deep Value GP and Deep Value GP II are collectively referred to as the Deep Value GPs.

We serve as external manager of Deep Value. We own 50% of the general partner of the first and second master funds and 40% of the general partner of the third master fund. In addition, we have made limited partnership investments in certain of the feeder funds.

The general terms of investments in Deep Value include a minimum capital contribution of $10 million (in the case of the first two master funds) and $1 million (in the case of the third master fund), no redemptions, no short sales, no leverage (in the case of the first two master funds) or leverage only if it is non-recourse and non-callable for the term or if leverage becomes available directly or indirectly through a government program (in the case of the third master fund), no trading with any IFMI-related entity except as part of an exit strategy, 10% maximum concentration of non-real estate related assets, 5% maximum concentration in any single issuer of securities, investment in assets located primarily in the United States, limit investments in securities paying dividends or interest income subject to United States withholding taxes, committed capital must be drawn within one year of the final closing, orderly liquidation upon certain events, and a 1.5% annual management fee paid quarterly.

One year from the final closings of each of the master funds, Deep Value will begin to distribute at least quarterly all net cash available for distribution as follows:

1. Return of Capital: 100% to the limited partner investors in proportion to their capital contributions until the aggregate cumulative distributions equal their aggregate capital contributions;

2. “Preferred Return”: 100% to the limited partner investors until each has received a return of 10% (in the case of the first two master funds) and 8.0% (in the case of the third master fund) compounded annually on their total capital contributions for the period during which they were outstanding;

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

We earn management fees based on the drawn committed capital of Deep Value during the first year after the final closing and thereafter based on NAV of Deep Value; however, we do not earn management fees on our own investment in Deep Value. As described above, we could also earn an incentive fee based on the performance of Deep Value when the funds liquidate in three to five years. Deep Value has an expected term of three years from the final closing, but may be extended for one year by Deep Value’s general partner and may be extended for an additional year with the approval of Deep Value’s advisory board. The advisory board is comprised of representatives from select limited partners not affiliated with Deep Value’s general partner or us. In addition, we earn investment returns on our investment in Deep Value through our Principal Investing business segment.

We seeded Deep Value with an initial capital commitment of $15 million at inception. During April to October 2008, $110 million of outside capital was committed to the first master fund. In February, July, September, and December 2009, an additional $25 million, $7 million, $8 million, and $42.5 million, respectively, of outside capital was committed to Deep Value. The initial capital commitments are fully drawn. Investors in Deep Value, which are closed end funds, do not have redemption rights. While Deep Value does not offer redemptions, we track NAV for informational and accounting purposes. As of December 31, 2010, the Deep Value master funds had a NAV of $129.0 million and an annual return of 36.7%. During the period from December 2009 to December 2010, Deep Value distributed $200.2 million of net cash available for distribution as described above. The distributions related to our initial capital commitment of $15 million totaled $24.2 million. At December 31, 2010, the value of our investment in Deep Value was immaterial. In addition, we earned a $6.2 million incentive fee upon the successful liquidation of the first Deep Value fund during the second half of 2010.

Brigadier

We had an investment in and served as external manager of a series of investment funds and related entities that we refer to collectively as “Brigadier”. Brigadier, formed by us in 2006 and liquidated in 2010, was a series of investment funds that primarily earned investment returns by investing in various fixed income and credit-related investments and related securities through its master fund. Brigadier had a single master fund and two feeder funds. One feeder fund was referred to as the onshore feeder fund and was designed for investors that are non-tax-exempt U.S. tax payers. Foreign and U.S. tax-exempt investors invested through a second feeder fund referred to as the offshore feeder fund. We were the general partner and made an initial investment in the offshore feeder fund. In addition to being general partner of the onshore feeder fund, we made an investment as a limited partner as well.

The primary investment activities of Brigadier focused on relative value strategies in the credit markets. Target assets included long and short exposure to corporate investment grade and high yield securities, MBS, structured credit and other related securities, derivatives, and indices.

The general terms of investments in Brigadier included a minimum initial capital contribution of $500,000, a one-year lock-up period, quarterly redemptions after the lock-up period upon 90 days notice, capital contributions accepted on the first business day of each quarter, no restrictions on the amount of leverage utilized, a 2.0% annual management fee paid quarterly, a 20% annual incentive fee on the excess net capital appreciation after deducting management fees payable only if the net capital is above its high water mark, and quarterly reporting requirements. All of these terms are subject to the discretion of its limited and general partnership agreements.

We earned management and incentive fees based on the performance of Brigadier. We did not earn management or incentive fees on our own investment in Brigadier; however, we did earn investment returns on our investment in Brigadier through our Principal Investing business segment.

For most of 2010 Brigadier was in the process of liquidating. Brigadier experienced significant redemptions in 2009 and, effective in the second quarter of 2010, Brigadier ceased permitting redemptions until its final liquidation which was completed during the fourth quarter of 2010.

We seeded Brigadier with an initial investment of $30 million at its inception in May 2006. Our investment in Brigadier was at its highest level of $54.5 million in March 2008. In September 2008, Brigadier won an award for best “Long/Short Credit Hedge Fund — Relative Value” presented by CreditFlux magazine, a publication that covers the credit markets. The award was based on quantifiable return and volatility measures.

During the period from May 2008 through November 2010, we redeemed $56.8 million of our investment in Brigadier. As of December 31, 2010, Brigadier had completed its final liquidation.

Managed Accounts

We also provide investment management services to a collection of separately managed accounts with a focus on mortgage securities and collateralized debt obligation notes and debt instruments issued by financial institutions. These initiatives were started during the second half of 2009 and AUM of such managed accounts has grown to $288.6 million as of December 31, 2010.

Our Strategos ABS team provides investment management services to a state’s retirement system and a third party asset manager for portfolios of mortgage securities. For these services, we are paid annual management fees of 0.5%-1.5% of the net asset value of the aggregate assets under management. AUM of these mortgage portfolios has grown to $261.5 million at December 31, 2010.

Part of our European collateralized debt obligation team has transitioned to providing investment management services primarily to European family offices and high net worth individuals. The focus is on collateralized debt obligation notes and debt instruments issued by financial institutions where the investment managers have relevant expertise. For these services, we are paid annual base management fees of approximately 1.5% plus an annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts has grown to $27.1 million at December 31, 2010.

Permanent Capital Vehicles

The objective of the permanent capital vehicles is to provide stockholders with attractive risk-adjusted returns and predictable cash distributions by investing in selected credit asset classes. Events in the financial markets over the last few years have challenged the investment strategy of our permanent capital vehicles. In general, poor credit performance reduces investor demand for the asset classes in which we specialize, thereby making it more difficult for us to raise additional capital into existing permanent capital vehicles.

EuroDekania

EuroDekania Limited (“EuroDekania”) is a Guernsey corporation that we manage. EuroDekania invests in hybrid capital securities of European banks and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds. EuroDekania began operations in March 2007 when it raised approximately €218 million in net proceeds from a private offering of securities, of which we invested €5.3 million. In August 2010, we made a follow-on investment of $0.3 million in EuroDekania through a secondary trade.

Our Chairman and Chief Executive Officer, Daniel G. Cohen, serves as one of five members of the board of directors of EuroDekania. As of December 31, 2010, we owned 5% of EuroDekania’s outstanding shares, which were valued at $1.3 million. At December 31, 2010, EuroDekania had an estimated NAV of $23.0 million.

MFCA

Muni Funding Company of America, LLC (“MFCA”) is a Delaware limited liability company that we managed until March 18, 2009. MFCA primarily invests in securities that are exempt from United States federal income taxes either directly or through structured tax-exempt pass-through (“STEP”) vehicles which are similar in nature to collateralized debt obligations, as well as other structured credit entities. MFCA began operations in June 2007 when it raised approximately $159 million of net proceeds from a private offering of securities, of which we invested $5.0 million. In June 2009, MFCA completed a rights offering in which we invested $0.6 million.

Our Chairman and Chief Executive Officer, Daniel G. Cohen, serves as a member of the board of directors of MFCA, and our President, Christopher Ricciardi, served as a member of the board of directors of MFCA until March 18, 2009. As of December 31, 2010, we owned approximately 3% of MFCA’s outstanding shares, which were valued at $2.5 million. At December 31, 2010, MFCA had a NAV of $90.2 million.

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

Star Asia

Star Asia Finance, LTD (“Star Asia”) is a Guernsey company that is externally managed by Star Asia Management Ltd. (“Star Asia Manager”) which is a 50/50 joint venture between us and a third-party real estate investment management company. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of real estate investment trusts (“REITs”) and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. Star Asia began operations in March 2007 when it raised approximately $255 million in net proceeds from a private offering of securities, of which we invested $10.0 million. Star Asia completed rights offerings in April 2008, raising approximately $49 million in net proceeds of which we invested $7.0 million, and in March 2010, raising approximately $25.3 million in net proceeds, of which we invested $5.4 million. In 2008, 2009, and 2010, we made follow-on investments of $0.4 million, $0.1 million, and $4.9 million, respectively, in Star Asia through secondary trades.

Our Chairman and Chief Executive Officer, Daniel G. Cohen, is one of three members of the board of directors of Star Asia. As of December 31, 2010, we owned approximately 27% of Star Asia’s outstanding shares, which were valued at $38.0 million and approximately 30% of the Star Asia Special Purpose Vehicle (“Star Asia SPV”), which was valued at $1.6 million. At December 31, 2010, Star Asia had a NAV of $171.0 million.

Collateralized Debt Obligation Asset Classes:

A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of default, the lender will have recourse only to the assets securing the loan. We have originated assets for, served as co-placement agent for, and continue to manage this type of investment vehicle, which is generally structured as a trust. In addition, we invested in some of the debt and equity securities initially issued in the deals, gains and losses of which are part of our Principal Investing business segment.

The credit crisis caused available liquidity, particularly through these and other securitizations, to decline precipitously. Our ability to accumulate assets for securitization effectively ended with the market disruption. We securitized $14.8 billion of assets in 16 trusts during 2006; $17.8 billion of assets in 16 trusts during 2007; $400 million of assets in one trust during 2008; and zero assets in zero trusts during 2009 and 2010.

These structures can hold different types of securities. Historically, we have focused on the following asset classes: (1) United States and European bank and insurance TruPS and subordinated debt; (2) United States ABS, such as MBS and commercial real estate loans; (3) United States corporate loans; and (4) United States obligations of non-profit entities.

We generate asset management revenue for our services as asset manager. Many of our sponsored collateralized debt obligations, particularly those where the assets are bank TruPS and ABS, have experienced asset deferrals, defaults, and rating agency downgrades that reduce our management fees. In 16 out of 19 of our ABS deals, the extent of the deferrals, defaults, and downgrades caused credit-related coverage tests to trigger an event of default. Under an event of default, the senior debt holders in the structure can generally force a liquidation of the entity. To date, five of our ABS structures have been liquidated following an event of default.

In addition, all of the bank TruPS structures we manage and all of the ABS structures we manage have experienced high enough levels of deferrals, defaults, and downgrades to reduce our subordinated management fees to zero. In a typical structure, any failure of covenant coverage tests redirects cash flow to pay down the senior debt until compliance is restored. If compliance is eventually restored, the entity will resume paying subordinated management fees to us, including those that accrued but remained unpaid during the period of non-compliance.

A description of each of our remaining collateralized debt obligation product lines is set forth below.

Alesco, Dekania, and Xenon. Cohen & Company Financial Management, LLC manages our Alesco platform. Dekania Capital Management, LLC manages the first four Dekania deals that were issued, which include both Dekania U.S. (denominated in U.S. dollars) and Dekania Europe (denominated in Euros) structures. EuroDekania Management manages the last Dekania Europe and the only Xenon deal that was issued, which are both Euro-denominated. From the inception of these asset classes in September 2003 through December 31, 2010, we have originated or placed approximately $11.9 billion in subordinated financing in the form of TruPS and surplus notes issued by banks, bank holding companies, thrift holding companies, and insurance companies in the United States and Europe. As of December 31, 2010, we managed nine Alesco deals, two Dekania U.S. deals, three Dekania Europe deals, and one Xenon deal. We have eight professionals who are primarily focused on these programs.

In general, our Alesco and Dekania deals have the following terms. We receive senior and subordinate management fees, and there is a potential for incentive fees on certain deals if equity internal rates of return are greater than 15%. We can be removed as manager without cause if 66.7% of the rated Note holders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior note holders vote to remove us when certain over-collateralization ratios are below 100%. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. Cause includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a non-call period for the equity holders, which ranges from three to six years. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as it generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. In ten years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction for the collateral, which will only be executed if the highest bid results in enough proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction has not been successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to principal of the rated notes. Any failure of over-collateralization coverage tests redirects interest to paying down notes until compliance is restored. The securities mature 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.

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

Our aggregate Alesco, Dekania, and Xenon AUM have increased from approximately $965.8 million as of December 31, 2003 to approximately $4.9 billion as of December 31, 2010, but has declined year-to-year since 2007.

Kleros/Libertas/Scorpius. Strategos manages our Kleros, Libertas, and Scorpius programs. We have completed 13 deals under the Kleros and Kleros Real Estate brand names, collateralized by high grade RMBS (generally backed by securities initially rated single A or higher). We have also completed five deals under the Libertas brand name, collateralized by mezzanine grade ABS (generally backed by securities initially rated BBB on average), and one deal under the Scorpius brand name, collateralized by synthetic mezzanine grade ABS (generally backed by synthetic or credit default swap securities). During 2008, as a result of turmoil in the credit markets and the real estate sector in particular, one of the Kleros Real Estate and two of the Libertas deals were liquidated. In 2009, the one Scorpius deal and one of the Kleros deals were liquidated. Strategos employs seven professionals.

In general, our Kleros and Libertas deals have the following terms. We receive senior management fees. All of the subordinate management fees have been deferred with no potential for collection, and there is no potential for incentive fees. Typically, we cannot be removed as manager without cause. We can be removed as manager for cause if 66.7% of the controlling class of note holders or a majority of equity holders vote to remove us. In general, cause includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution, as well as an event of default. Certain of the deals have a reinvestment period after closing, which ranges from three to five years, during which the manager may sell and purchase collateral for the portfolio; such reinvestment period is terminated upon the occurrence of an event of default. Typically, there is a three or four year non-call period for the equity holders. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as it generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. In seven or eight years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction for the collateral, which will only be executed if the highest bid results in enough proceeds to pay all principal and accrued interest on the notes and all expenses. There is no protection for equity holders in an auction call. If the auction has not been successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to principal of the rated notes. The securities mature 40-45 years from closing. An event of default will occur if certain credit covenant ratios drop below specific levels. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable. Only two of our Kleros deals and one of our Libertas deals have not yet triggered an event of default.

AUM in our Kleros, Libertas, and Scorpius product lines increased from $996.0 million as of December 31, 2005 to $24.3 billion as of December 31, 2007, reflecting a compound annual growth rate of 394%. This period of rapid growth was driven by high levels of home price appreciation as well as the loosening of mortgage underwriting standards which generated record mortgage origination volume. In 2007, many regions of the country started reporting declining home prices. The aggressive underwriting standards and declining home prices led to higher than anticipated delinquencies, defaults, and losses. AUM fell to $4.0 billion as of December 31, 2010.

Neptuno. EuroDekania Management acts as junior investment manager to Neptuno CLO III B.V. (“Neptuno III”), a limited liability company incorporated under the laws of The Netherlands. The lead investment management partner on this deal is a large European bank. Neptuno III is comprised of European broadly syndicated corporate loans. We completed Neptuno III in December 2007.

In general, Neptuno III has the following terms. We receive senior and subordinate management fees, and there is no potential to earn incentive fees. We cannot be removed as junior investment manager without cause. We can be removed as junior investment manager for cause if 66.7% of the senior note holders and 66.7% of the equity holders vote to remove us. Cause includes unremedied violations of the collateral management agreement or trust deed, breach of the collateral management agreement that is not cured within 30-60 days, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a six year reinvestment period after closing during which the manager may sell and purchase collateral for the deal. After the last day of the reinvestment period, collateral principal collections will be applied to the notes sequentially. There is a three year non-call period for the equity holders. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as it generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. Any failure of over-collateralization coverage tests redirects interest to paying down notes until compliance is restored. Any failure of interest diversion tests during the reinvestment period redirects interest to purchasing collateral until compliance is restored. The maturity of the securities is 17 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.

Principal Investing

Our Principal Investing business segment is comprised primarily of our investments in investment vehicles we manage, as well as investments in structured products, and the related gains and losses that they generate.

Investments in Investment Funds

Deep Value. We seeded Deep Value with an initial capital commitment of $15 million at its inception in April 2008. The initial capital commitment was drawn during the following six months. This initial investment was subsequently impacted by the fund’s returns and distributions. As they are closed-end funds, investors in Deep Value do not have redemption rights. In December 2009, Deep Value started distributing net cash available for distribution. From December 2009 through December 2010, we received $24.2 million of these distributions. Our net investment in Deep Value was valued at $28,000 at December 31, 2010.

Duart Fund. We seeded the Duart Global Deep Value Securities Fund LP (“Duart Fund”) with a $4.5 million investment in September 2010. The Duart Fund is a specialized deep value and special situations opportunity fund. The Duart Fund’s investment objective is to provide superior absolute returns by investing primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, or debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps related to real estate securities) and partnership or fund interests in the real estate industry globally. We do not manage the Duart Fund but we own 20% of the investment manager. As of December 31, 2010, our investment in the Duart Fund was valued at $4.3 million. Effective December 31, 2010, we submitted a redemption notice to the Duart Fund to redeem 100% of our capital. We expect to receive our redemption by March 31, 2011.

Brigadier. We seeded Brigadier with an initial investment of $30 million at its inception in May 2006. The initial investment was subsequently impacted by the fund’s returns as well as our redemptions. The change in value that is a result of the fund’s returns is what flowed through our Principal Investing business segment statement of operations. Our investment in Brigadier was at its highest level of $54.5 million in March 2008. Prior to its liquidation in 2010, we redeemed $56.8 million including our initial investment. During 2010, Brigadier was liquidated and our investment was fully redeemed as of December 31, 2010.

Investments in Permanent Capital Vehicles

EuroDekania. We made an initial investment of €5.3 million in EuroDekania in its initial private offering of securities in March 2007. In August 2010, we purchased an additional $0.3 million in a secondary trade. In addition to changes in the NAV of the entity, the value of our investment is impacted by changes in the U.S. dollar-Euro currency exchange rate due to the fact that our investment in EuroDekania is denominated in Euros. During 2010, we recorded $0.5 million of investment gains on our investment in EuroDekania. As of December 31, 2010, we own approximately 5% of EuroDekania. Our 1,054,882 shares of EuroDekania were valued at $1.3 million at December 31, 2010.

MFCA. We made an initial investment of $5.0 million in MFCA in its initial private offering of securities in June 2007 and a follow-on investment of $0.6 million in its rights offering of securities in June 2009. During 2010, we recorded $0.1 million of investment gains on our investment in MFCA. As of December 31, 2010, we owned approximately 3% of MFCA. Our 1,000,200 shares of MFCA were valued at $2.5 million at December 31, 2010.

Star Asia. We made an initial investment of $10.0 million in Star Asia in its initial private offering of securities in March 2007, a follow-on investment of $7.0 million in its rights offering of securities in April 2008, a follow-on investment of $0.4 million in a secondary trade in December 2008, a follow-on investment of $0.1 million in a secondary trade in December 2009, a follow-on investment of $5.5 million in its rights offering of securities in March 2010, and follow-on investments of $4.9 million in secondary trades during 2010. During 2010, we recorded $18.1 million of investment gains on our investment in Star Asia. As of December 31, 2010, we owned approximately 27% of Star Asia. Our 4,345,677 shares of Star Asia were valued at $38.0 million, or $8.75 per share, at December 31, 2010. During 2010, we put in place Japanese Yen-based forward contracts to partially hedge fluctuations in the investment value of Star Asia. The fair value of these forward contracts was negative $0.5 million at December 31, 2010.

Other Investments

Investments in Publicly Traded Equity Securities. In March 2005, we sponsored the formation of Taberna. Taberna was a separate company through which we spun off our business of originating TruPS issued by REITs and sponsoring and managing investment vehicles collateralized by those assets. We did not manage Taberna. In December 2006, Taberna was acquired by RAIT, a publicly-traded REIT (NYSE: RAS). Our Chairman and Chief Executive Officer, Daniel G. Cohen, is the former Chief Executive Officer and was a trustee of RAIT until he resigned from these positions on February 26, 2010. We sold our 510,434 common shares of RAIT in March 2010.

Investments in Collateralized Debt Obligation and Other Securities. We have invested in various original issuance securities of the deals we have sponsored and certain other deals that we have not sponsored. In addition, upon the closing of the Merger, we assumed ownership of the investments that AFN had made prior to the closing of the Merger. As of December 31, 2010, we had approximately $1.0 million in fair value of these collateralized debt obligations and other securities

Investments in Equity Method Affiliates. We have five investments that are classified as equity method affiliates: Star Asia Manager, Star Asia SPV, Deep Value GP, Deep Value GP II, and Duart Capital. For a discussion of the equity method affiliates accounting see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 56.

•

Star Asia Manager. We have an investment in Star Asia Manager, which serves as external manager to Star Asia. We and our joint venture partner each own 50% of Star Asia Manager. Therefore, the value of our investment in Star Asia Manager changes by 50% of Star Asia Manager’s net income or loss. As of December 31, 2010, our investment in Star Asia Manager had a carrying value of $0.2 million.

•

Star Asia SPV. Our investment in the Star Asia rights offering in March 2010 was made through a special purpose entity, the Star Asia SPV. We own approximately 30% of the Star Asia SPV. As of December 31, 2010, our investment in Star Asia SPV had a carrying value of $1.6 million.

•

Deep Value GP. We serve as external manager of Deep Value and we own 50% of the general partner of the onshore and offshore feeder funds of Deep Value (the “Deep Value GP”). Therefore, the value of our investment in Deep Value GP changes by 50% of Deep Value GP’s net income or loss. We made an initial investment in Deep Value GP of $0.1 million in May 2008. As of December 31, 2010, our investment in Deep Value GP had a carrying value of $0.3 million.

•

Deep Value GP II. We serve as external manager of Deep Value II and we own 40% of the general partner of the offshore feeder fund of Deep Value II (the “Deep Value GP II”). Therefore, the value of our investment in Deep Value GP II changes by 40% of Deep Value GP II’s net income or loss. As of December 31, 2010, our investment in Deep Value GP II had a carrying value of $31,000.

•

Duart Capital. We own 20% of Duart Capital Management LLC (“Duart Capital”), the investment manager of the Duart Fund. We agreed to fund certain of Duart Capital’s start-up costs. As of December 31, 2010, our investment in Duart Capital had a carrying value of $0.

Competitive Strengths

By taking advantage of what we perceive as our competitive strengths, we will seek to grow our business and deliver superior returns for our investors and stockholders:

Strong Client Relationship and Diverse Product Offerings. We maintain long-standing relationships with institutional investors. Our knowledge of structured financial instruments permits us to provide value to the investors in these types of securities, which has allowed us to continue to grow our business during times of unprecedented market change. We have focused on expanding our expertise to areas that complement our core competency in structured credit, in order to expand our presence across asset classes and strengthen the service capabilities of our business.

Alignment with Our Investors and Stockholders. It is very important to us to have our interests aligned with those of our investors and stockholders. To that end, we invest capital in each of our businesses and promote a culture of employee stock ownership. We have committed capital to our trading operations and have made investments in each of our permanent capital vehicles and investment funds, as well as tranches of many of the collateralized debt obligations we have sponsored. In addition, a significant portion of the compensation of our senior management and investment professionals is based on the performance of our investment vehicles and our trading operations. As of December 31, 2010, our directors and senior management owned in excess of 50% of our outstanding equity interests (including units convertible into Common Stock).

Variable Cost Structure, Efficient and Scalable Operations. Many of our professionals work under variable compensation arrangements, which pay for performance, but do not generate significant compensation expense in the absence of revenue creation. Our credit analysis, structuring and risk management expertise, together with our quantitative analytical capability and infrastructure of information technology, accounting, legal and other professionals with significant experience in our businesses, allows us to easily and quickly expand into new credit-based asset classes without incurring significant additional costs. During the recent credit crisis, we reacted quickly to maintain attractive operating performance through workforce reductions, cost cutting and repositioning investment professionals.

Management Arrangements Generate Recurring Fee Income. We manage investment vehicles pursuant to management agreements that typically generate recurring fee income during the life of the investment vehicle. In general, it is difficult for the investment vehicles to terminate our management arrangements in the absence of wrongdoing by us. However, as noted above, certain of our investment vehicles are liquidating or experiencing a high level of deferrals, defaults and downgrades that negatively impact our management fees. In addition, certain of our permanent capital vehicles are also experiencing NAV erosion.

Comprehensive Platform; Experienced Management. We have the capabilities and infrastructure to underwrite, originate and manage collateral; trade and distribute structured credit products; and create innovative alternative investment funds. Daniel G. Cohen and Christopher Ricciardi each have almost 20 years of experience in structured finance, capital markets, and asset management. Our executive management team is supported by a team of professionals that also has significant experience in our industries. We believe that our comprehensive capabilities and experienced personnel position us for continued growth.

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

Growth Strategy

Our growth strategy is to continue to enhance our sales and trading capabilities, as well as to leverage our asset management expertise to create innovative new investment funds and principal investing opportunities. In addition, we may pursue an acquisition strategy as consolidation in our industry intensifies. We plan to achieve these objectives through the following strategies:

Enhance Capital Markets Capabilities. Our Capital Markets segment has transitioned from dealing primarily in TruPS and structured credit securities to trading in a wide range of credit-based fixed income securities. We have built our sales and trading platform with many new hires and increased production in existing products while adding capabilities in new products. We will continue to look to hire talented sales and trading professionals to expand our Capital Markets business segment geographically, by asset class, and by client relationships. While we are not optimistic about our new issue business returning in its historical form in the near future, there are other potential near term new issue opportunities in the credit markets. Most of the immediate opportunities are a result of government sponsored programs such as SBA loan pooling and CMO issuance. We believe that eventually a more normalized new issue credit and securitization market will develop. We would expect to be an active participant in such a market.

Maintain Solid Performance. We believe the most effective strategy for continuing the growth of our businesses is to align our economic interests with those of our investors and to deliver strong investment performance. Crucial to this strategy is our ability to devote time, attention, energy, resources and expertise to effectively manage our investment vehicles. In particular, we believe that our highly disciplined investment process, intensive credit analysis and fundamental research, and our “hands-on” approach to asset management and risk management will enable us to continue to create value in and maintain the solid performance of our investment vehicles. While the unprecedented turmoil in the credit markets has created incredible challenges, we continue to work constantly to improve the performance of our investment vehicles. Virtually all of our investment vehicles have a long duration. While the past few years have been challenging, we have many years in which to work towards improving performance.

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

Pursue Acquisition Opportunities. We plan to actively pursue opportunities to acquire complementary capital markets and asset management businesses. In January 2011, we closed our acquisition of JVB, which added 63 professionals to our Capital Markets business. In 2010, JVB generated $24.8 million in revenue. We will continue to evaluate acquisition opportunities in an effort to expand our Capital Markets segment by acquiring smaller broker-dealer sales and trading operations that expand and enhance our existing capabilities to the extent attractive opportunities exist. In addition, we believe that many of our competitors in the asset management space may consider selling assets and management contracts in order to raise capital. We may continue to pursue revenue and earnings growth through a management contract roll-up strategy and believe we may be well positioned to execute such a strategy. Our asset management and analytics professionals will evaluate opportunities to acquire ongoing management fee streams as they arise.

Capitalize on Our Reputation and Management Experience. We believe that the strength of our reputation in the industry provides us with a significant advantage in attracting talent and outside capital. We draw upon the expertise of our professionals in each of our asset classes to create a comprehensive investment management platform. We believe that we have assembled a superior team of investment professionals and support staff to deliver focused idea generation and execution across our businesses.

Technology

We invest significant resources in technology, including purchasing leading data and software licenses where suitable products exist, and developing software for functionality that is unique to our needs and is not available in any vendor product. The technology group is made up of six professionals. These individuals have extensive experience developing software and supporting systems for our investment-related businesses.

The technology group provides us with an extensive investment and trading platform:

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

Our Capital Markets business uses the same platform to track trades, revenues and risk, as well as to access an extensive security database containing indicative and performance data on close to 200,000 securities.

•	Production / Commission Tool. Our Capital Markets business uses a proprietary in-house tool to track, in real-time, trading P/L, sales credits and net commissions for each trader and salesperson.

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

•	Security Data Licenses. We subscribe to market data vendors providing security terms, ratings, pricing, and other performance metrics.

•

External Website with Investor Reporting. Our website’s secure login area allows investors in our investment vehicles to easily access portfolio information online. The website is updated continually to provide investors with the most recent information and to better facilitate interaction. The website includes monthly trustee reports, asset manager periodic and special reports and other performance information on investments. Providing such information helps us to provide transparency to our investors and achieve a high level of satisfaction.

•

Stable Technology Infrastructure. Dedicated professionals support our secured corporate computer network. All file servers including production databases are backed up on a daily basis and tapes taken off-site for business continuity purposes.

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

In order to facilitate the risk monitoring and reporting process, we have formed a risk committee whose members include our Chairman and CEO, President, CFO, and Chief Risk Officer. Our General Counsel regularly attends these meetings. The risk committee’s function covers all aspects of risk and may choose to analyze particular trades or certain classes of investment activities. Our risk committee meets monthly. The committee may call on other employees of the Company to be present in order to properly evaluate specific situations.

Employees

As of December 31, 2010, we employed a total of 133 full time professionals and support staff. We have two part time employees in addition. This number does not include the 63 employees from JVB who were added upon the closing of the acquisition on January, 13 2011. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other securities firms. None of our employees is subject to any collective bargaining agreements.

Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms or investment firms. Daniel G. Cohen, Christopher Ricciardi and Joseph W. Pooler, Jr., are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2011 Annual Meeting of Stockholders.

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

Competition is intense for the recruitment and retention of experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and motivate our existing professionals and attract new professionals. See “Item 1A — Risk Factors” beginning on page 24.

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

Our subsidiaries include: CCS, JVB, and CCCM, three United States registered broker-dealers regulated by FINRA and subject to oversight by the Securities and Exchange Commission (“SEC”); EuroDekania Management (previously known as Cohen & Company Financial Limited), a U.K. company regulated by the FSA; and Cohen & Company Financial Management, LLC, Cohen & Company Management, LLC, Dekania Capital Management, LLC, and Strategos, each of which is a registered investment advisor regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

The United States and non-United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders and/or the suspension or expulsion of a broker-dealer or its directors, officers or employees. See “Item 1A — Risk Factors” beginning on page 24.

United States Regulation. CCS and CCCM are registered as broker-dealers with the SEC, are licensed to conduct business in each of the 50 states and the District of Columbia, and are members of and regulated by FINRA. Our broker-dealer subsidiaries are subject to the regulations of FINRA and industry standards of practice that cover many aspects of their business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers and employees. FINRA has the power to expel, fine and otherwise discipline member firms and their employees for violations of these rules and regulations. Our United States broker-dealer subsidiaries are also licensed as broker-dealers in each of the 50 states of the United States and the District of Columbia, requiring us to comply with the laws, rules and regulations of each state. Each state may revoke the license to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees.

The SEC, FINRA, and various other regulatory agencies within and outside of the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The net capital rule under the Exchange Act requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, the net capital rule under the Exchange Act and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain capital withdrawals.

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

Our investment advisor subsidiaries are registered with the SEC as investment advisers and are subject to the rules and regulations of the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers including record-keeping, operational and marketing requirements, disclosure obligations, limitations on principal transactions between an adviser and its affiliates and advisory clients and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers are also subject to certain state securities laws and regulations.

We are also subject to the USA PATRIOT Act of 2001, which has imposed new obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence, customer verification, and other compliance policies and procedures. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these new requirements may result in monetary, regulatory and, in the case of the USA PATRIOT Act, criminal penalties.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets, including credit and derivative transactions. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the financial industry, including us, at this time. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expect to adapt successfully to any new applicable legislative and regulatory requirements.

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

Principles for Businesses: EuroDekania Management is expected to comply with the FSA’s high-level principles, set out in the Principles for Businesses Sourcebook (the “Principles”). The Principles govern the way in which a regulated firm conducts business and include obligations to conduct business with integrity, due skill, care and diligence, to have appropriate regard for customers’ interests, to ensure adequate and appropriate communication with clients, and to ensure appropriate dialogue with regulators (both in the U.K. and overseas).

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

Financial resources. One of the FSA’s Principles requires a regulated firm to maintain adequate financial resources. Under the FSA rules, the required level of capital depends on EuroDekania Management’s prudential categorization, calculated in accordance with the relevant FSA rules. A firm’s prudential categorization is loosely based on the type of regulated activities which it conducts, as this in turn determines the level of risk to which a firm is considered exposed. A firm like EuroDekania Management would be classified as a full scope BIPRU 730K Investment firm. In broad terms, this means that it would be subject to a base capital requirement of the higher of (1) €730,000; or (2) its credit risk plus its market risk plus its operational risk. There are also detailed ongoing regulatory capital requirements applicable to a regulated firm, including those relating to limits on large exposures, and settlement and counterparty risk, client monies and client relationships.

Anti-money laundering requirements. A U.K. financial institution is subject to additional client acceptance requirements, which stem from anti-money laundering legislation which requires a firm to identify its clients before conducting business with or for them and to retain appropriate documentary evidence of this process.

The key U.K. anti-money laundering legislation are: (1) the Proceeds of Crime Act 2002 (as amended); (2) the Terrorism Act 2000 (as amended); and (3) the Money Laundering Regulations 2007 (as amended). For an FSA regulated firm such as EuroDekania Management, there are additional obligations contained in the FSA’s rules. Guidance is also set out in the U.K. Joint Money Laundering Steering Group Guidance Notes, which the FSA would have review of when considering compliance by a regulated firm with U.K. money laundering requirements.

As an FSA regulated entity, EuroDekania Management is required to ensure that it has adequate systems and controls to enable it to identify, assess, monitor and manage financial crime risk. EuroDekania Management must also ensure that these systems and controls are comprehensive and proportionate to the nature, scale and complexity of its activities.

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

Our business has been and will continue to be materially affected by conditions in the global financial markets and economic conditions throughout the world. The past several quarters have been extremely volatile and have presented many challenges including declines in the housing and credit markets in the U.S. and Europe and heightened concerns over the creditworthiness of various financial institutions. Global credit markets have continued to experience illiquidity and wider credit spreads. These factors have resulted in significant declines in the performance of financial assets in general with even more severe pressure on securitized financial assets.

Our asset management revenues and investments in collateralized debt obligations has been and continues to be materially and directly affected by conditions in the global securitization markets. Further, since a significant portion of our asset management contracts and collateralized debt obligation investments relate to entities that are collateralized by securities issued by banks and insurance companies, and real estate-related securities, we will be directly and materially affected by adverse changes in those sectors. During the recent period of unfavorable market and economic conditions, including loss of confidence of ratings agencies, the credit quality of certain assets underlying collateralized debt obligations has been adversely affected and investors have been unwilling to invest in collateralized debt obligations. As a result, our profitability has been adversely affected and these same factors may continue to adversely affect our business. The future market and economic climate may further deteriorate due to factors beyond our control, including rising interest rates or inflation, increasing unemployment, continued turmoil in the global credit markets, terrorism or political uncertainty.

In addition, historically, the majority of our new issue revenues have come from arranging or participating in new debt offerings securitized by certain assets. As noted above, investments in collateralized debt obligations, collateralized loan obligations, and similar structured vehicles have fallen out of favor with investors and our ability to generate new issue revenues from the creation of new securitized financial assets has been adversely affected. If we are unable to increase these revenues, or replace them with new or other sources of revenue, our results of operations could be adversely affected.

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

We may experience further write downs of financial instruments and other losses related to the volatile and illiquid market conditions.

The credit markets in the U.S. began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy had been adversely impacted by the credit crisis. Available liquidity, particularly through ABS, collateralized debt obligations and other securitizations, declined precipitously during 2007, continued to decline in 2008 and remains significantly depressed. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and continued price declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affecting regional banks, and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets generally, and in the U.S., European and Asian real estate markets in particular has directly impacted and may continue to directly impact our business because our investment portfolio includes investments in MBS, residential mortgages, leveraged loans and bank and insurance company debt. Furthermore, the asset management revenues we derive from collateralized debt obligations that hold these types of investments are based on the outstanding performing principal balance of those investments. Therefore, as adverse market conditions result in defaults within these collateralized debt obligations, our management fees may continue to decline. We have exposure to these markets and products, and if market conditions continue to worsen, the fair value of our investments and our management fees could further deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the global credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities and when such securities are sold it may be at a price materially lower than the current fair value. Any of these factors could require us to take further write downs in the fair value of our investments portfolio or cause our management fees to decline, which may have an adverse effect on our results of operations in future periods.

Risks Related to Our Business

Our Capital Markets business segment depends significantly on a limited group of customers.

Based on Management’s assessment of our business, we believe that a small number of our customers account for a significant portion of our revenues earned in our capital markets segment. We are unable to measure the level of this concentration because our dealing activities do not permit us to quantify revenues generated by each customer. We expect a significant portion of the future demand for our capital markets services to remain concentrated within a limited number of customers. None of these customers is obligated contractually to use our services. Accordingly, these customers may direct their activities to other firms at any time. The loss of or a significant reduction in demand for our services from any of these customers could have a material adverse effect on our business, financial condition and operating results.

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

The failure of the Company to successfully integrate the operations of recently acquired businesses could have a material adverse effect on the Company’s business, financial condition and operating results.

Since the Merger in December 2009, the Company has acquired several assets, including CCCM in September 2010 and JVB in January 2011. We will need to overcome significant challenges to realize the expected benefits and synergies of these acquisitions. These challenges include:

•	integrating the management teams, strategies, cultures, technologies and operations of the acquired companies;

•	retaining and assimilating the key personnel of acquired companies;

•	retaining clients of the acquired companies;

•	implementing uniform standards, controls, procedures, policies and information systems; and

•

achieving revenue growth because of risks involving (1) the ability to retain clients, (2) the ability to sell the services and products of the acquired companies to the existing clients of our other business segments, and (3) the ability to sell the services and products of our other business segments to the existing clients of the acquired companies.

The accomplishment of these objectives will involve considerable risk, including: the potential disruption of each company’s ongoing business and distraction of their respective management teams; unanticipated expenses related to technology integration; and potential unknown liabilities associated with the acquisitions.

There is no assurance that future acquisitions will be successfully integrated. It is possible that the integration process could result in the loss of the technical skills and management expertise of key employees, the disruption of the ongoing businesses or inconsistencies in standards, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and product road maps that adversely affect the Company’s ability to maintain relationships with clients, suppliers and employees or to achieve the anticipated benefits of the acquisitions.

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

We depend on the diligence, experience, skill and network of business contacts of our executive officers and employees in connection with (1) our Capital Markets business segment, (2) our asset management operations, (3) our investment activities, and (4) the evaluation, negotiation, structuring and management of our investment funds, permanent capital vehicles, and structured products. Our business depends on the expertise of our personnel and their ability to work together as an effective team and our success depends substantially on our ability to attract and retain qualified personnel. Competition for employees with the necessary qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel. The inability to retain and recruit qualified personnel could affect our ability to provide an acceptable level of service to our clients and funds, attract new clients and develop new lines of business which could have a material adverse effect on our business.

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

We depend upon the availability of adequate funding and capital for our operations. In particular, we may need to raise additional capital in order to significantly grow our business. Factors that we cannot control, such as continued or additional disruption of the financial markets or negative views about the financial services industry generally, have limited and may continue to limit our ability to raise capital. In addition, our ability to raise capital could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Sufficient funding or capital may not be available to us in the future on terms that are acceptable, or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our Common Stock.

The lack of liquidity in certain investments may adversely affect our business, financial condition and results of operations.

We hold investments in securities of private companies, investment funds, collateralized debt obligations and collateralized loan obligations. A portion of these securities may be subject to legal and other restrictions on resale or may otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises.

If we are unable to manage the risks of international operations effectively, our business could be adversely affected.

We provide services and products to clients in Europe, through offices in London and Paris, as well as in Japan (through our Star Asia joint venture) and may seek to further expand our international operations in the future. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage and asset management industries. These risks include:

•	additional regulatory requirements;

•	difficulties in recruiting and retaining personnel and managing the international operations;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	adverse labor laws; and

•	reduced protection for intellectual property rights.

If we are unable to manage any of these risks effectively, our business could be adversely affected.

In addition, our international operations expose us to the risk of fluctuations in currency exchange rates generally and fluctuations in the exchange rates for the Euro, the British Pound Sterling, and the Japanese Yen in particular. Although we may hedge our foreign currency risk, we may not be able to do so successfully and may incur losses that could adversely affect our financial condition or results of operations.

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

An increasing number of the brokerage transactions are “matched principal transactions” in which we act as a “middleman” by serving as a counterparty to both a buyer and a seller in matching reciprocal back-to-back trades. These transactions, which generally involve cash equities and bonds, are then settled through clearing institutions with which we have a contractual relationship. There is no guarantee that we will be able to maintain existing contractual relationships with clearing institutions on favorable terms or that we will be able to establish relationships with new clearing institutions on favorable terms, or at all.

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

We may enter into transactions in which we commit our own capital as part of our trading business. The number and size of these transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income market to facilitate client-trading activities. To the extent that we own security positions, in any of those markets, a downturn in the value of those securities or in those markets could result in losses from a decline in value. Conversely, to the extent that we have sold securities we do not own in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to acquire the securities in a rising market. Moreover, taking such positions in times of significant volatility can lead to significant unrealized losses, which further impact our ability to borrow to finance such activities. The unprecedented volatility of the global markets for both fixed income and equity securities in combination with the credit crisis, caused several well established investment banks to fail or come close to failing. If these conditions continue our business, financial condition and results of operations could be adversely affected.

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

Our principal investments are concentrated in a few investments and represent a significant portion of our invested capital

As of December 31, 2010, we have $46,551 of other investments, at fair value representing our principal investment portfolio. Of this amount, $46,040 or 99% is comprised of investments in four separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, MFCA, and the Duart Fund. Furthermore, the investment in Star Asia is our largest single principal investment and has a fair value of $38,025 representing 82% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general.

We may not realize gains or income from our investments.

Certain of our investments have declined in value and may continue to decline in value, and the financings that we originated and the securities in which they invest have defaulted, or may default in the future, on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

As of the date of this filing, our investment portfolios have been directly impacted by the disruption in various markets including in the U.S., Europe and Asia due to investments in, among other things, MBS, residential mortgages, leveraged loans and bank and insurance company debt. We continue to have significant exposure to these markets and products, and as market conditions continue to evolve, the fair value of these investments could further deteriorate. Any of these factors could require us to take additional write downs in the fair value of our investment portfolios, which may have an adverse effect on our results of operations in future periods.

We expect to make significant investments in expanding our brokerage services, electronic brokerage systems and market data and analytics services; however, such investments may not produce substantial revenue or profit.

We expect to make significant investments in brokerage and market data and analytics services, including investments in personnel, technology and infrastructure, in order to pursue new growth opportunities. With respect to our brokerage services and electronic brokerage systems, we may not receive significant revenue and profit from the hiring of a new broker or the development of a new brokerage desk or electronic brokerage system, or the revenue we receive may not be sufficient to cover the cost of the signing-bonus or the minimum level of compensation that we may have contractually agreed to pay a newly hired broker or the substantial development expenses associated with creating a new electronic brokerage platform. Even when personnel hires and systems are ultimately successful, there is typically a transition period before these hires or systems become profitable. In some instances, our clients may determine that they do not need or prefer an electronic brokerage system and the period before the system is successfully developed, introduced and adopted may extend over many months or years. The successful introduction of an electronic brokerage system in one market or country does not ensure that the same system will be used or favored by clients in similar markets or other countries.

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

If the investments we make on behalf of our investment funds, permanent capital vehicles and collateralized debt obligations perform poorly we will suffer a decline in our asset management revenue and earnings because some of our fees are subject to the credit performance of the portfolios of assets. In addition, the investors in our investment funds and collateralized debt obligations and, to a lesser extent, our permanent capital vehicles may seek to terminate our management agreements based on poor performance. Any of these results could adversely affect our results of operations and our ability to raise capital for future investment funds, permanent capital vehicles and collateralized debt obligations.

Our revenue from our asset management business is derived from fees earned for managing our collateralized debt obligations and management fees paid by the permanent capital vehicles and investment funds we manage. Our collateralized debt obligations will generate three types of fees: (1) senior fees that are generally paid to us before interest is paid on any of the securities in the capital structure; (2) subordinated fees that are generally paid to us after interest is paid on securities in the capital structure; and (3) incentive fees that are generally paid to us after a period of years in the life of the collateralized debt obligation and after the holders of the most junior collateralized debt obligation securities have been paid a specified return.

In the case of the permanent capital vehicles and investment funds, our management fees are based on the equity of, and net income earned by, the vehicles, which is substantially based on the performance of our collateralized debt obligations or other securities in which they invest.

Furthermore, in the event that our collateralized debt obligations, investment funds or permanent capital vehicles perform poorly, our asset management revenues and earnings will suffer a decline and it will be more difficult for us to structure new collateralized debt obligations and raise funds for the existing or future permanent capital vehicles or investment funds. Our management contracts may be terminated for various reasons, including the unsatisfactory performance of the underlying assets.

We could lose management fee income from the collateralized debt obligations we manage or client assets under management as a result of the triggering of certain structural protections built into such collateralized debt obligations.

The collateralized debt obligations we manage generally contain structural provisions including, but not limited to, over-collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the collateralized debt obligations and, ultimately, acceleration of the notes issued by the collateralized debt obligation and liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a collateralized debt obligation, we will lose client assets under management and therefore management fees, which could have a material adverse effect on our earnings.

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

Our risk management techniques and strategies may not fully mitigate the risk exposure of our investment funds in all economic or market environments, or protect against all types of risk, including risks that we might fail to identify or anticipate. Some of our expected strategies for managing risk in our investment funds are based upon our use of historical market behavior statistics. We will apply statistical and other tools to these observations to measure and analyze the risks to which our investment funds are exposed. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure or any failure to manage the various risks associated with foreign markets including Europe and Asia could limit our ability to manage risks in the investment funds or to seek adequate risk-adjusted returns. In addition, any risk management failures could cause investment fund losses to be significantly greater than the historical measures predict. Further, our mathematical modeling will not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

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

It is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which could materially and adversely affect our business in a number of ways, including as a result of sales of stock by investors in our permanent capital vehicles, an inability to raise additional funds, a reluctance of counterparties to do business with us and the costs of defending litigation.

Our ability to comply with the financial covenants in our debt agreements will depend primarily on our ability to generate substantial operating cash flows. Our failure to satisfy the financial covenants could result in a default and acceleration of repayment of the indebtedness under our debt agreements.

As of December 31, 2010, we had $7.0 million in aggregate principal outstanding on a new secured credit facility entered into on July 29, 2010, between our subsidiary, Dekania Investors, LLC and TD Bank, N.A our (“2010 Credit Facility”), $19.5 million aggregate principal amount of contingent convertible notes outstanding, $1.4 million of subordinated notes payable, and $49.6 million aggregate principal amount of junior subordinated notes outstanding.

The 2010 Credit Facility is comprised of a $9.3 million term loan and a maximum of $1.3 million for the issuances of letters of credit. On July 30, 2010, the term loan was drawn in the amount of $9.3 million and $1.29 million was committed for two letters of credit. As of December 31, 2010, the Company had $7.0 million of outstanding borrowings and there was no availability to borrow under the 2010 Credit Facility.

Our ability to comply with the financial covenants under the agreements that govern our indebtedness will depend primarily on our success in generating substantial operating cash flows. We are subject to compliance with a minimum net worth covenant, a minimum consolidated cash flow to debt service coverage ratio, a minimum consolidated cash flow to debt service and distribution coverage ratio, and a maximum funded debt to consolidated cash flow ratio, among other covenants. There can be no guarantee that we will be able to maintain compliance with such covenants. Industry conditions and financial, business and other factors will affect our ability to generate the cash flows we need to meet those financial tests. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such event, our lenders under the 2010 Credit Facility would be entitled to proceed against the collateral securing the indebtedness, which includes a significant portion of our assets.

If we are unable to maintain compliance with such covenants the lenders would be able to take certain actions which could include increasing the interest rate on the facility by 2%, ceasing to make advances and issuing letters of credit, converting all outstanding London Interbank Offered Rate (“LIBOR”) based loans to Base Rate Loans (as defined in the 2010 Credit Facility), terminating the facility and demanding immediate repayment, or taking action against the collateral. If the lenders were to terminate the facility, demand immediate repayment or proceed against the collateral, such action could have a material adverse affect on our liquidity.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

Our balance sheet includes approximately $77.5 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

In addition, our indebtedness will impose operating and financial restrictions that will limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest. These restrictions will limit our ability to:

•	incur additional indebtedness;

•	suffer additional liens or encumbrances;

•	engage in mergers or acquisitions or dispose of assets;

•	pay dividends or make other distributions;

•	make additional investments; and

•	invest in our broker-dealer subsidiaries.

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

As of December 31, 2010, we estimate that we have a federal net operating loss (“NOL”) of approximately $63.6 million, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. We also estimate we have net capital losses (“NCLs”) in excess of capital gains of $58.1 million as of December 31, 2010, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carry forward will begin to expire in 2012. No assurance can be provided that we will have future taxable income or future capital gains to benefit from our NOL and NCL carryovers.

Furthermore, our ability to use our NOL and NCL carryovers to offset our taxable income and gains may be limited by Section 382 of the Internal Revenue Code if we undergo an “ownership change.” Generally, an “ownership change” occurs if certain persons or groups increase their aggregate ownership in a company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

Currently, we have concluded that we have not undergone an ownership change and we have instituted a rights plan to assist in the avoidance of a future ownership change. However, if an ownership change were to occur in the future, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would generally be limited to an annual amount equal to the fair market value of our stock at the time of the change multiplied by the appropriate long term tax exempt interest rate at that time.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information.

Because we are a non-accelerated filer, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2010. Therefore, as of December 31, 2010, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2010.

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

Accounting rules for transfers of financial assets, income taxes, compensation arrangements including share based compensation, securitization transactions, consolidation of variable interest entities (“VIEs”), determining the fair value of financial instruments and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to delay in preparation of our financial information. Changes in accounting interpretations or assumptions could materially impact our financial statements.

We may change our investment strategy, hedging strategy, asset allocation and operational policies without our stockholders’ consent, which may result in riskier investments and adversely affect the market value of our Common Stock.

We may change our investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our stockholders. A change in our investment or hedging strategy may increase our exposure to interest rate, exchange rate, and real estate market fluctuations. Furthermore, our board of directors will determine our operational policies and may amend or revise our policies, including polices with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our Common Stock.

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

We are a holding company that conducts our business primarily through the Operating LLC as a majority owned subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. Based upon the value of the Operating LLC’s assets following the Merger, our investment in the Operating LLC became an investment security and caused our investment securities to comprise more than 40% of our assets.

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

Rule 3a-2’s temporary exemption lasts only up to a year, which for us expired in December 2010. As of December, we are in compliance and meet the Section 3(a)(1)(c) exclusion. However, because we used our safe harbor exemption under 3a-2, we will need to continue to meet the 3(a)(1)(c) exemption continuously for the three years of following December 2010. If we do not continuously satisfy the 3(a)(1)(c) exemption, we could, among other things, be required to (a) change substantially the manner in which we conduct our operations to avoid being required to register as an investment company or (b) register as an investment company, either of which could have an adverse effect on us and the market price of our Common Stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations.

Risks Related to Our Industry

We operate in a highly regulated industry and may face restrictions on, and examination of, the way we conduct certain of our operations.

Our business is subject to extensive government and other regulation and our relationship with our broker-dealer clients may subject us to increased regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders and may result in limitations on our activities. Governmental and self-regulatory organizations, including the SEC, FINRA, the Commodity Futures Trading Commission and other agencies and securities exchanges such as the NYSE and NYSE Amex regulate the U.S. financial services industry, and regulate certain of our operations in the U.S. Some of our international operations are subject to similar regulations in their respective jurisdictions, including rules promulgated by the FSA, which apply to entities which are authorized and regulated by the FSA. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. In addition, all records of registered investment advisors and broker-dealers are subject at any time, and from time to time, to examination by the SEC. Some aspects of the business that are subject to extensive regulation and/or examination by regulatory agencies, include:

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

The SEC, FINRA, the FSA and various other domestic and international regulatory agencies also have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, in the U.S., a broker-dealer’s net capital is defined as its net worth plus qualified subordinated debt less deductions for certain types of assets. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, our operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability or that of our subsidiaries to pay dividends, repay debt, make distributions and redeem or purchase shares of our Common Stock or other equity interests in our subsidiaries. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our expected levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we operate. While we expect to maintain levels of capital in excess of regulatory minimums, we cannot predict our future capital needs or our ability to obtain additional financing.

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

In addition, new laws or regulations or changes in the enforcement of existing laws or regulations applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Such changes may cause us to change the way we conduct our business, both in the U.S. and internationally. The government agencies that regulate us have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations and industry standards of practice. If we and our directors, officers and employees fail to comply with the rules and regulations of these government agencies, they may be subject to claims or actions by such agencies.

Recent legislation will result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.

In July 2010, the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The full impact of the Dodd-Frank Act is difficult to assess because many of its provisions require various federal agencies to adopt implementing regulations in the future. Further, the Dodd-Frank Act mandates multiple studies, which could result in additional legislative or regulatory action.

While we have not yet been required to make material changes to our business or operations as a result of the Dodd-Frank Act, the Dodd-Frank Act and any related legislation or regulations could have a material adverse effect on our business, results of operations and financial condition. The Dodd-Frank Act may require us to change our business practices or meet more stringent capital, liquidity and leverage ratio requirements, impose additional costs on our business operations, limit the fees that we can charge for our services, impact the value of our assets, or otherwise adversely affect our businesses. In addition, we may be required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that are required to be issued under it.

Substantial legal liability or significant regulatory action could have material adverse financial effects or cause significant reputational harm, either of which could seriously harm our business.

We face substantial regulatory and litigation risks and conflicts of interests, and may face legal liability and reduced revenues and profitability if our business is not regarded as compliant or for other reasons. We are subject to extensive regulation and many aspects of our business will subject us to substantial risks of liability. We engage in activities in connection with (1) the evaluation, negotiation, structuring, sales and management of our investment funds, permanent capital vehicles and structured products, including collateralized debt obligations, (2) our Capital Markets business segment, (3) our asset management operations, and (4) our investment activities. Our activities may subject us to the risk of significant legal liabilities under securities or other laws for material omissions or material false or misleading statements made in connection with securities offerings and other transactions. In addition, to the extent our clients, or investors in our investment funds, permanent capital vehicles and structured products, suffer losses, they may claim those losses resulting from our or our officers’, directors’, employees’ or agents’ or affiliates’ breach of contract, fraud, negligence, willful misconduct or other similar misconduct and may bring actions against us under federal or state securities or other applicable laws. Dissatisfied clients may also make claims regarding quality of trade execution, improperly settled trades, or mismanagement against us. We may become subject to these claims as the result of failures or malfunctions of electronic trading platforms or other brokerage services, including failures or malfunctions of third-party providers’ systems which are beyond our control, and third parties may seek recourse against us for any losses. In addition, investors may claim breaches of collateral management agreements, which could lead to our termination as collateral manager under such agreements.

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

Many firms offer similar and/or additional products and services to the same types of clients that we target or may target in the future. Many of our competitors are substantially larger and have more relevant experience, considerably greater financial, technical and marketing resources and have more personnel than we have. There are few barriers to entry, including a relatively low cost of entering these lines of business, and the successful efforts of new entrants into our expected lines of business, including major banks and other financial institutions, may result in increased competition. Other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.

With respect to our asset management activities, our competitors may have more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition than we do. Further, other investment managers may offer services at more competitive prices than we do, which could put downward pressure on our fee structure. With respect to our origination and investment activities, some competitors may have a lower cost of funds, enhanced operating efficiencies and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Problems experienced by third parties could affect the markets in which we provide brokerage services. For example, in recent years, hedge funds have increasingly begun to make use of credit and other derivatives as part of their trading strategies. As a result, an increasing percentage of our business, directly or indirectly, resulted from trading activity by institutional investors. For example, hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. If one or more hedge funds that is a significant participant in a credit derivatives market experiences similar problems in the future, including as a result of the volatility in such market, that credit derivatives market could be adversely affected and, accordingly, our trading revenues in that credit derivatives market could decrease.

In addition, in recent years, reports in the U.S. and United Kingdom have suggested weaknesses in the way credit derivatives are assigned by participants in the credit derivatives markets. Such reports expressed concern that, due to the size of the credit derivatives market, the volume of assignments and the suggested weaknesses in the assignment process, one or more significant defaults by corporate issuers of debt may lead to further market-wide disruption or result in the bankruptcy or operational failure of hedge funds or other market participants which could adversely affect our business and revenues.

Employee misconduct or error, which can be difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and by subjecting us to significant legal liability and reputational harm.

There have been a number of highly-publicized cases involving fraud, trading on material non-public information, or other misconduct by employees and others in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. For example, we may be subject to the risk of significant legal liabilities under securities or other laws for our employees’ material omissions or materially false or misleading statements in connection with securities and other transactions. In addition, our advisory business requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and could suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to extensive regulation under securities laws and other laws in connection with our asset management business. Failure to comply with these legislative and regulatory requirements by any of our employees could adversely affect us and our clients. It is not always possible to deter employee misconduct, and any precautions taken by us to detect and prevent this activity may not be effective in all cases.

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

Risks Related to Our Organizational Structure and Ownership of Our Common Stock

We are a holding company whose primary asset is membership units in the Operating LLC and we are dependent on distributions from the Operating LLC to pay taxes and other obligations.

We are a holding company whose primary asset is membership units in the Operating LLC. Since the Operating LLC is a limited liability company taxed as a partnership, we, as a member of the Operating LLC, could incur tax obligations as a result of our allocable share of the income from the operations of the Operating LLC. In addition, we have convertible senior debt and junior subordinated notes outstanding. Subject to the limitations of the 2010 Credit Facility, the Operating LLC will pay distributions to us in amounts necessary to satisfy our tax obligations and regularly scheduled payments of interest in connection with our convertible senior debt and our junior subordinated notes, and we are dependent on these distributions from the Operating LLC to generate the funds necessary to meet these obligations and liabilities. Industry conditions and financial, business and other factors will affect our ability to generate the cash flows we need to make these distributions.

The Company’s 2010 Credit Facility imposes limitations on the Operating LLC’s ability to make distributions to us. So long as no default or event of default has occurred and is continuing, the Operating LLC may make distributions to us to pay regularly scheduled interest payments on our convertible senior debt and our junior subordinated notes and in amounts necessary to enable us to pay our taxes. There may also be circumstances under which the Operating LLC may be restricted from paying dividends to us under applicable law or regulation (for example due to Delaware limited liability company act limitations on the Operating LLC’s ability to make distributions if liabilities of the Operating LLC after the distribution would exceed the value of the Operating LLC’s assets).

Our Chairman and Chief Executive Officer may have ownership interests in the Operating LLC and competing duties to other entities that could create potential conflicts of interest and may result in decisions that are not in the best interests of IFMI stockholders.

The Operating LLC Agreement prevents the Operating LLC from undertaking certain actions without the affirmative approval of IFMI and a majority of voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units. Mr. Cohen, through Cohen Bros. Financial, will have a majority of the voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units and these actions are subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a the Operating LLC member with approval rights over the actions identified above, could disapprove actions that would be in the best interests of IFMI even though, as Chairman and Chief Executive Officer of IFMI, he will have fiduciary duties to IFMI.

Daniel G. Cohen, our Chairman of the board of directors and Chief Executive Officer will devote substantially all of his business time and effort to those offices. Until he resigned from this position on February 26, 2010, Mr. Cohen served as a trustee of RAIT Financial Trust (“RAIT”) (NYSE: RAS), a public company that makes investments in real estate primarily by making real estate loans, acquiring real estate loans and acquiring real estate interests, and may continue to do so. Also, Mr. Cohen’s mother was Chairman of the board of trustees of RAIT until her resignation. Accordingly, there may be conflicts of interest in allocating investment opportunities to IFMI that may also be suitable for RAIT.

We are party to agreements with RAIT, and permanent capital vehicles and investment funds sponsored and managed by the Operating LLC, including EuroDekania, Star Asia, Brigadier and Deep Value. These agreements include rights of first refusal arrangements with EuroDekania and Star Asia and management agreements with EuroDekania, Star Asia, Brigadier and Deep Value. Messrs. Cohen and Ricciardi are members of the boards of and/or have ownership interests in these entities. Messrs. Cohen and Ricciardi may face conflicts of interest when making decisions regarding these entities, including if either party to such agreements seeks to terminate or enforce their respective rights under such agreements. We cannot assure you that we will not be adversely affected by these potential conflicts.

Daniel G. Cohen and other executive officers may exercise significant influence over matters requiring stockholder approval.

Daniel G. Cohen beneficially owns 4,983,557 shares of Series B preferred stock, which have no economic rights, but entitle him to vote together with our stockholders on all matters presented to the stockholders and to exercise approximately 31.9% of the voting power of the outstanding shares of our Common Stock. The Series B preferred stock may be redeemed on December 31, 2012 by us in exchange for a nominal payment equal to the aggregate par value of such shares. There are no voting agreements or other arrangements or understandings among Mr. Cohen and our other directors and executive officers with respect to our equity securities; however, to the extent that Mr. Cohen and our other directors and executive officers vote their shares in the same manner, their combined stock ownership and voting rights may have a significant or decisive effect on the election of all of the directors and the approval of matters that are presented to our stockholders. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other of our stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their then current market prices.

On several occasions, our Board of Directors has declared cash dividends. Any future distributions to our stockholders will depend upon certain factors affecting our operating results, some of which are beyond our control.

Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of these factors are beyond our control and a change in any such factor could affect our ability to make distributions in the future. We may not be able to make distributions. Our stockholders should rely on increases, if any, in the price of our Common Stock for any return on their investment. Furthermore, we are dependent on distributions from the Operating LLC to be able to make distributions. See the risk factor titled “We are a holding company whose primary asset is membership units in Cohen and we are dependent on distributions from Cohen to pay taxes and other obligations” from above.

Future sales of our Common Stock in the public market could lower the price of our Common Stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our Common Stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

Your percentage ownership in the Company may be diluted in the future.

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2010, we had 162,226 shares of restricted stock outstanding to employees and directors of the Company and there were 1,581,088 shares available for future awards under our equity compensation plans. In 2011, substantially all of the available shares of restricted stock were issued to employees. In addition, 1,349,037 of additional shares of restricted stock were granted to employees but are subject to shareholder approval of an amendment to our 2010 Long-Term Incentive Plan. Vesting of restricted stock grants is generally contingent upon performance conditions and service conditions. Vesting of those shares of restricted stock would dilute the ownership interest of existing shareholders. Equity awards will continue to be a source of compensation for employees and directors.

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

•

our board has the power to classify and reclassify authorized and unissued shares of Common Stock or preferred stock and, subject to certain restrictions in the Operating LLC Agreement, authorize the issuance of a class or series of Common Stock or preferred stock without stockholder approval;

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

The Operating LLC Agreement prevents the Company from undertaking certain actions that may be in the best interest of our stockholders without the affirmative approval of a majority of the Operating LLC members, other than the Company, having a percentage interest of at least 10% of the Operating LLC membership units.

The Operating LLC Agreement provides that, until such time as the Series A preferred stock is converted into Series B preferred stock, if there is any Operating LLC member other than IFMI having percentage interests of at least 10% of the Operating LLC, IFMI may not take any of the following actions without the affirmative approval of a majority of the voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units:

•

issue any additional securities of IFMI or permit any subsidiary of IFMI other than the Operating LLC and other than subsidiaries formed to engage in securitization transactions to issue any additional securities (other than as specifically contemplated in the merger agreement or the Operating LLC Agreement);

•	enter into or suffer a transaction constituting a change of control of IFMI;

•	amend our charter or bylaws in any manner which adversely affects certain redemption rights of the members of the Operating LLC other than IFMI;

•	adopt any plan of liquidation or dissolution, or file a certificate of dissolution; or

•

directly or indirectly, enter into or conduct any business other than the ownership of the Operating LLC membership units, the ownership of certain subsidiaries, the management of the business of the Operating LLC, the payment of our outstanding debt obligations, and such other activities as are reasonably required in connection with the ownership of the Operating LLC membership units and the management of the business of the Operating LLC.

Mr. Cohen, through Cohen Bros. Financial, LLC (“Cohen Bros. Financial”), has a majority of the voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units and each of the actions set forth above is subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a the Operating LLC member with approval rights over the matters identified above, could disapprove actions that would be in best interests of the Operating LLC even though, as Chairman and Chief Executive Officer of IFMI, he will have fiduciary duties that he owes to IFMI.

The Operating LLC Agreement prevents the Operating LLC from undertaking certain actions that may be in the best interest of the Operating LLC and IFMI without the affirmative approval of IFMI and the affirmative approval of a majority of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units.

The Operating LLC Agreement prevents the Operating LLC from undertaking the following actions without the affirmative approval of IFMI and a majority of voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units:

•	issue any units or other securities of the Operating LLC to any person other than IFMI (other than as specifically contemplated in the Operating LLC Agreement);

•	enter into or suffer a transaction constituting a change of control of the Operating LLC;

•	amend the Operating LLC Agreement or our certificate of formation;

•	remove Daniel G. Cohen as a manager or Chairman of the board of managers of the Operating LLC other than for cause;

•	adopt an equity compensation plan; or

•	adopt any plan of liquidation or dissolution, or file a certificate of dissolution.

Mr. Cohen, through Cohen Bros. Financial, has a majority of the voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units and each of the actions set forth above is subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a member of the Operating LLC with approval rights over the matters identified above, could disapprove actions that would be in the best interests of IFMI even though, as Chairman and Chief Executive Officer of IFMI, he will owe IFMI a fiduciary duty.

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

In addition, the holders of our outstanding $26.1 million aggregate principal amount of convertible senior debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, IFMI Common Stock ceases to be listed on the NYSE Amex, another established national securities exchange or an automated over the counter (“OTC”), trading market in the U.S. If IFMI Common Stock is delisted due to a failure to meet any of the NYSE Amex’s listing standards and is unable to list the IFMI Common Stock on another established national securities exchange or an automated U.S. OTC trading market, some or all of the holders of our convertible notes may exercise their right to require us to repurchase up to $26.1 million aggregate principal amount of their notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our main offices are located in Philadelphia, New York, London and Paris. Our principal executive offices are located at Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania. As of December 31, 2010, we leased an aggregate of 16,657 square feet of office space in Philadelphia under three separate leases, with two leases covering 15,657 square feet of office space expiring in March 2011. We have extended the lease covering 10,396 square feet of office space which will expire in April 2016. We lease 12,800 square feet of office space on each of the 21st and 22nd floors at 135 East 57th Street, New York, New York, with our lease with respect to such space expiring on November and December 2016, respectively. We sublease the 22nd floor to a third party. We lease approximately 220 square meters of office space at 3 rue Du Faubourg Saint Honoré, Paris, France, with such lease expiring on December 2013. Our London office is located at Cannon Bridge House, 25 Dowgate Hill, 4th Floor, London, U.K., with such lease covering 2,403 square feet of office space expiring on March 2012.

The properties that we occupy in Philadelphia, New York, London and are used either by the Company’s Capital Markets segment or Asset Management segment or both segments.

The Capital Markets Group is based in New York with branch offices that we maintain and lease pursuant to operating leases in Bethesda, Maryland; Boca Raton, Florida; Boston, Massachusetts; Chicago, Illinois; and San Francisco, California. We believe that the facilities we occupy are suitable and adequate for current operations.

Effective January 1, 2011, we acquired JVB. JVB has its principal office in Boca Raton, Florida, with additional offices in Sparks, Maryland, New York, New York and Charlotte, North Carolina.

ITEM 3.	LEGAL PROCEEDINGS.

Pending Litigation

The Company’s U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), is a party to litigation commenced January 12, 2009 in the United States District Court for the Northern District of Illinois (the “Illinois Court”) under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC. The plaintiff in this case is the Liquidation Trustee (the “Liquidation Trustee”) for the Estate of Sentinel Management Group, Inc. (“Sentinel”), which filed a bankruptcy petition in August 2007. The Liquidation Trustee alleges that CCS sold Sentinel securities, mainly collateralized debt obligations, that the Liquidation Trustee contends were unsuitable for Sentinel and that CCS violated Section 10(b) of the Exchange Act and Rule 10b-5. The Liquidation Trustee also seeks relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. The relief sought by the Liquidation Trustee under these various legal theories includes damages, rescission, disgorgement, and recovery of allegedly voidable transactions under the Bankruptcy Code, as well as costs and attorneys’ fees. The Company is vigorously defending the claims. By order dated July 8, 2009, the Illinois Court dismissed the Liquidation Trustee’s Illinois Consumer Fraud Act claim. Discovery is ongoing with respect to the remaining claims. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

CCS is also party to litigation commenced on May 21, 2009 in the Illinois Court under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC., Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. The plaintiff in this case is the Liquidation Trustee of the Sentinel

Liquidation Trust, which emerged from the bankruptcy of Sentinel, filed in August 2007. The Liquidation Trustee, purportedly as the assignee of claims of Sentinel’s customers, alleges that, by recommending that Sentinel purchase securities, mainly collateralized debt obligations, that the trustee deems to have been unsuitable for Sentinel’s customer accounts, CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law. The complaint also alleges claims under common law theories of negligence and unjust enrichment. The Company will vigorously defend all claims. CCS filed a motion to dismiss the Liquidation Trustee’s complaint on July 21, 2009. On August 19, 2009, without having ruled on CCS’s motion to dismiss, the Illinois Court stayed this action pending the Liquidation Trustee’s appeal of the dismissal on July 28, 2009 of a substantially similar case brought against The Bank of New York Mellon Corp (“BNYM”). The dismissal in the BNYM case has been reversed and remanded to the Illinois Court, but no action has been taken by the Illinois Court in the litigation against CCS. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

In 2009, CCS was subject to a routine FINRA examination. As a result of that exam, the FINRA staff requested additional information and the testimony of certain employees concerning the mark-ups CCS charged in four transactions during the exam period. Following its examination, the FINRA staff alleged that CCS charged impermissible mark-ups to qualified institutional buyers (QIBs) (as defined in Rule 144A of the Securities Act), referred to herein as institutional customers, in three of such transactions. With respect to the first transaction, on August 16, 2007, CCS purchased a collateralized debt obligation having a par value of $10,000 for $8,250, or 82.5% of par, from a dealer. On August 17, 2007, CCS sold those securities to an institutional customer for $9,100, or 91% of par. With respect to the second transaction, on January 3, 2008, CCS purchased a collateralized debt obligation having a par value of $4,500 for $315, or 7% of par, from an institutional customer. On January 4, 2008, CCS sold those securities to another institutional customer for $585, or 13% of par. With respect to the third transaction, on June 6, 2008, CCS purchased a collateralized debt obligation having a par value of $8,000 for $400, or 5% of par, from a dealer. Later that day, CCS sold those securities to an institutional customer for $600, or 7.5% of par. FINRA maintains that the mark-ups were impermissible because, among other factors, each of the securities in question was investment grade under applicable FINRA guidance.

CCS reached an agreement with the FINRA staff to settle such allegations. Without admitting or denying the allegations, CCS consented to a Letter of Acceptance, Waiver and Consent (the “AWC”) that, among other things, (i) alleged violations of NASD Rules 2110, 2440 and 3010; (ii) censured CCS; (iii) ordered CCS to pay restitution of $899 plus interest; (iv) ordered CCS to pay a $50 fine; and (v) directed CCS to review its supervisory systems and procedures. The AWC was approved by FINRA in November 2010.

As a result of the AWC, the Company recorded a net expense of $662 during the second half of 2010. The net expense of $662 was comprised of two entries: (i) the Company recorded additional expense of $1,070 as a component of professional services, subscriptions, and other operating expenses, representing the restitution of $899, the fine of $50, and $121 of interest charges; and (ii) the Company recorded a reduction in compensation and benefits expense of $408, representing the intended recapture by the Company of incentive compensation previously paid employees related to the three transactions.

The Operating LLC and its registered investment advisor subsidiary, Cohen & Company Financial Management, LLC (f/k/a Cohen Bros. Financial Management, LLC) are also named in a lawsuit originally filed on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, captioned Riverside National Bank of Florida v. Taberna Capital Management, LLC, Trapeza Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bank of America Corporation, as successor in interest to Merrill Lynch & Co., JP Morgan Chase, Inc, JP Morgan Securities, Citigroup Global Markets., Credit Suisse (USA) LLC, ABN AMRO, Cohen & Company, Morgan Keegan & Co., Inc., SunTrust Robinson Humphrey, Inc., The McGraw-Hill Companies, Inc., Moody’s Investors Services, Inc. and Fitch Ratings, Ltd. The plaintiff, Riverside National Bank of Florida (“Riverside”), alleges that offering memoranda issued in connection with certain interests in securitizations it purchased failed to disclose alleged ratings agencies’ conflicts of interest. Riverside alleges, among other things, common law fraud, negligent misrepresentation and breaches of certain alleged duties. On September 28, 2009, after a demand was made defendants to change venue, plaintiff filed a stipulation with the Supreme Court of the State of New York, County of Kings, consenting to changing the place of trial from County of Kings to County of New York. The Company is vigorously defending the claims. On December 11, 2009, the defendants filed motions to dismiss the complaint on several grounds. On April 16, 2010, Riverside was closed by the Office of the Comptroller of the Currency. Subsequently, the Federal Deposit Insurance Corporation (the “FDIC”) was named receiver of the bank. By letter dated April 19, 2010, Riverside requested a 30 day extension for the oral argument on the defendants’ motions to dismiss which was originally scheduled for May 12, 2010. On May 4, 2010, the FDIC filed a motion to substitute as plaintiff and for an order staying the litigation for 90 days which was subsequently granted. On June 3, 2010, the defendants removed the action to the United States District Court for the Southern District of New York where the case is captioned Federal Deposit Insurance Corporation v. The McGraw-Hill Companies, Inc. et al., 10 Civ. 04421 (DAB). On June 25, 2010, Judge Deborah Batts signed an order providing that defendants are to re-file their motions to dismiss by August 24. 2010. On August 20, 2010, Judge Batts signed an order adjourning the proceedings for an additional 90 days at the request of the FDIC. Since that time, the Court, at the request of the FDIC, has further adjourned the proceeds to April 29, 2011. The effect of such order is that the defendants’ motion to dismiss must be filed by May 2, 2011, after which the FDIC will have 60 days to respond and defendants will have 30 days for their replies. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

In addition to the matters set forth above, the Company is party to various routine legal proceeds arising out of the ordinary course of the Company’s business. Management believes that none of the routing legal proceeds will have a material adverse effect on the Company’s financial condition.

ITEM 4.	[REMOVED AND RESERVED.]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $5.13 on March 1, 2011. We had 12,300,649 shares of Common Stock outstanding held by approximately 34 holders of record as of March 1, 2011.

Commencing on March 22, 2004, our Common Stock began trading on the NYSE under the symbol “SFO.” On October 6, 2006, upon completion of our merger with Alesco Financial Trust and our name change from Sunset Financial Resources, Inc. to Alesco Financial Inc., our NYSE symbol was changed to “AFN.”

On December 16, 2009,, we effectuated a 1-for-10 reverse stock split immediately prior to consummation of the Merger. Upon completion of the Merger, our name changed from Alesco Financial Inc. to Cohen & Company Inc., we moved our listing of Common Stock from the New York Stock Exchange to the NYSE Amex LLC, and our trading symbol was changed to “COHN.”

Effective January 21, 2011, we changed our name to Institutional Financial Markets, Inc. and our Common Stock began trading on the NYSE Amex LLC under the symbol “IFMI.”

The following sets forth the high and low sale prices of our Common Stock for the quarterly period indicated as reported on the NYSE for the period from January 1, 2009 to December 16, 2009 and on the NYSE AMEX LLC from December 17, 2009 to December 31, 2010 and the cash dividends declared per share:

	Sale Price
	High	Low	Dividends
2010
Fourth quarter	$5.65	$4.00	$0.05
Third quarter	6.03	4.10	0.05
Second quarter	6.68	4.05	—
First quarter	9.40	4.90	—

2009
Fourth quarter	$12.50	$3.25	$—
Third quarter	14.40	6.00	—
Second quarter	9.40	4.00	—
First quarter	9.90	3.00	—

The Company declared a $0.05 dividend on August 3, 2010 and November 9, 2010, respectively, payable to stockholders of record as of August 17, 2010 and November 19, 2010, respectively, and paid on August 31, 2010 and December 1, 2010, respectively. The Company also declared a $0.05 dividend on February 28, 2011, payable to stockholders of record as of March, 14, 2011 and payable on March, 28, 2011.

Effective January 1, 2010, the Company ceased to qualify as a REIT and, therefore, is not required to make any dividends or other distributions to its stockholders. Although the Company has paid a dividend in prior quarters, the Company’s board of directors has the power to determine its policy regarding the payment of dividends (whether to increase, reduce, or eliminate this quarterly payment going forward) which may depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing the indebtedness of the Company. There can be no assurances that such dividends will continue.

In addition, the Company’s ability to pay dividends will be dependent on distributions it receives from the Operating LLC. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers and may be impacted by restrictions imposed by the 2010 Credit Facility and subject to the provisions of the Operating LLC’s operating agreement. See “Liquidity and Capital Resources” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 78, notes 18 and 19 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding these restrictions, and “Equity Compensation Plan Information” included in “Part III — Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” beginning on page 97.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (2)
October 1, 2010 to October 31, 2010	598	$4.76	—	$47,303,874
November 1, 2010 to November 30, 2010	—	—	—	47,303,874
December 1, 2010 to December 31, 2010	—	—	—	47,303,874

Total	598	$4.76	—

(1)	We repurchased an aggregate of 598 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock.
(2)	On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006. In accordance with GAAP, the Merger was accounted for as a reverse acquisition with Cohen Brothers as the accounting acquirer. Our consolidated financial statements as of December 31, 2010, 2009, 2008, 2007, and 2006, and for each of the five years in the period ended December 31, 2010 include the historical operations of Cohen Brothers (or its predecessors) from January 1, 2006 through to December 16, 2009 and the combined operations of the combined company from December 17, 2009 through to December 31, 2010.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 56.

	Year Ended December 31,
	2010	2009 (1)	2008	2007 (2)	2006 (2)
	(Dollars in thousands, except share or unit and per share or per unit information)
Revenues
Net trading	$70,809	$44,165	$18,234	$232	$4,037
Asset management	25,281	31,148	63,844	72,154	28,207
New issue and advisory	3,778	1,816	7,249	123,993	96,374
Principal transactions and other income	25,684	6,957	(6,038)	(7,204)	6,777

Total revenues	125,552	84,086	83,289	189,175	135,395

Operating expenses
Compensation and benefits (3)	77,446	70,519	53,115	161,768	95,237
Other operating	31,401	22,135	21,328	43,643	48,547
Depreciation and amortization	2,356	2,543	4,023	2,726	789
Impairment of goodwill/intangible assets (4)	5,607	—	2,078	—	—

Total operating expenses	116,810	95,197	80,544	208,137	144,573

Operating income / (loss)	8,742	(11,111)	2,745	(18,962)	(9,178)

Non operating income / (expense)
Interest expense	(7,686)	(4,974)	(9,143)	(11,580)	(3,825)
Gain on repurchase of debt (5)	2,555	—	—	—	—
Gain on sale of management contracts (6)	971	7,746	—	—	—
Income / (loss) from equity method affiliates	5,884	(3,455)	262	11,719	3,503

Income / (loss) before income tax expense	10,466	(11,794)	(6,136)	(18,823)	(9,500)
Income tax (benefit) / expense	(749)	9	2,049	2,757	1,680

Net income / (loss)	11,215	(11,803)	(8,185)	(21,580)	(11,180)
Less: Net income / (loss) attributable to the noncontrolling interest	3,620	(98)	(1,259)	3,067	752

Net income / (loss) attributable to IFMI.	$7,595	$(11,705)	$(6,926)	$(24,647)	$(11,932)

Earnings (loss) per common share/membership unit-basic (7):
Basic earnings (loss) per common share/membership unit (7)	$0.73	$(1.21)	$(0.72)	$(2.83)	$(1.61)
Weighted average shares/membership units outstanding-basic (7)	10,404,017	9,639,475	9,590,525	8,720,121	7,390,202
Earnings (loss) per common share/membership unit-diluted(7):
Diluted earnings (loss) per common share/membership unit(7)	$0.73	$(1.21)	$(0.72)	$(2.83)	$(1.61)
Weighted average shares/membership units outstanding-diluted (7)	15,687,573	9,639,475	9,590,525	8,720,121	7,390,202
Cash dividends paid per common share	$0.10	—	—	—	—
Compensation and benefits consists of: (3)
Equity based compensation	$2,505	$6,556	$6,177	$45,561	$20,468
Tax gross-up expense	—	—	—	27,194	13,597
Retention bonus	—	12,374	—	—	—
Other compensation and benefits	74,941	51,589	46,938	89,013	61,172

Total	$77,446	$70,519	$53,115	$161,768	$95,237

Balance Sheet Data:
Total assets	$306,747	$299,442	$157,653	$237,574	$177,011
Debt	44,688	61,961	76,094	130,000	77,532
Total stockholders’ equity	64,358	56,341	49,897	60,841	20,078
Noncontrolling interest	25,150	21,310	11,016	—	502
Total equity	89,508	77,651	60,913	60,841	20,580

(1)	On December 16, 2009, Cohen Brothers completed the Merger in accordance with the terms of the Merger Agreement, pursuant to which the Merger Sub merged with and into Cohen Brothers, with Cohen Brothers (now IFMI, LLC) as the surviving entity and a majority owned subsidiary of the Company. See notes 1 and 4 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	In 2005, we sponsored the creation of a new entity, Taberna Realty Finance Trust (“Taberna”). During the period from March 3, 2005 to April 28, 2005, Taberna was owned by us. Shortly after it was formed, Taberna was spun out into an independent company subsequent to April 28, 2005. After Taberna was spun out, we continued to provide origination services to Taberna. The related origination fee revenue is included in new issue revenue in the consolidated statements of operations. We earned $4,889 and $390 of origination revenue (included in new issue revenue) during 2006 and 2007, respectively. Taberna obtained its FINRA broker-dealer license in 2006 and reduced its usage of our services accordingly.
(3)	Compensation and benefits includes equity-based compensation expense. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K. In addition, in certain cases, we have paid an additional cash bonus to the employees receiving equity-based compensation to compensate them for their personal income tax liability incurred from receiving the non-cash compensation, which is referred to herein as gross-up bonus or gross-up expense. This gross-up expense is included in compensation and benefits in the statements of operations.

During the first quarter of 2006, we issued 2.1 million (retroactively adjusted for the Merger conversion ratio of 0.57372) restricted membership units, in total, to three members of our executive team. At the time of grant, we estimated these units to have an average per unit value of $6.48 (retroactively adjusted for the Merger conversion ratio of 0.57372). These grants vested in the fourth quarter of 2006 and the first quarter of 2007. As of the first vesting date on December 31, 2006, we estimated that the value of these units had increased to an average per unit value of $29.56 (retroactively adjusted for the Merger conversion ratio of 0.57372). This resulted in approximately $61,173 in equity-based compensation expense over the vesting period. This expense was recognized as follows: $20,394, $40,392, and $387 in 2006, 2007, and 2008, respectively, based on the vesting schedule. In addition, all of the tax gross-up expenses recorded by us in 2007 and 2006 related to payments to these three individuals.

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

(4)	During the second quarter of 2007, we acquired the 10% of Strategos Capital Management, LLC (“Strategos”) we did not already own in exchange for 189,901 (retroactively adjusted for the Merger conversion ratio of 0.57372) Cohen Brothers membership units. In connection with this transaction, we recognized an intangible asset of $6,066 representing management contract rights, which we amortized using the straight-line method over the estimated economic life of the Strategos management contracts of 3.2 years. We recognized $534, $711, $1,936 and $807 of amortization expense for the year ended December 31, 2010, 2009, 2008 and 2007, respectively, as a component of depreciation and amortization on the consolidated statements of operations. During the year ended December 31, 2008, we recognized an impairment charge of $2,078 related to the diminished value of the management contract rights caused by continued defaults of assets in Strategos asset pools during the period. The charge was included in the consolidated statements of operations as impairment of intangible assets. See note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

During the third quarter of 2010, we determined that an impairment charge should be recorded related to the goodwill allocated to Strategos. For the annual impairment test of Strategos, we first estimate the current fair value of the Strategos reporting unit. This fair value is compared to the book value of the goodwill, and if the fair value is less, then the goodwill is deemed impaired. We determined the fair value of the Strategos reporting unit using a discounted cash flow analysis. During the year ended December 31, 2010, we recognized an impairment charge of $5,607. The charge was included in the consolidated statements of operations as impairment of goodwill and is reflected as component of operating expenses. See note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

(5)	The gain from repurchase of debt is comprised of the following:

(a) During 2010, we repurchased $6,644 notional amount of contingent convertible senior notes from unrelated third parties for $5,596. We recognized a gain from repurchase of debt of $923 which was included as a separate component of non-operating income / (expense) in the consolidated statements of operations.

(b) In August 2010, CCS completed a cash offer to purchase all of the outstanding subordinated notes payable that were tendered. A total of $8,081 principal amount of subordinated notes payable (representing 85% of the outstanding subordinated notes payable) were tendered prior to the expiration of the offer to repurchase on August 26, 2010. CCS accepted for purchase all of the subordinated notes tendered pursuant to the offer to repurchase for a total purchase price of $6,762, including accrued interest. We recognized a gain from repurchase of debt of $1,632 for the year ended December 31, 2010.

See note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

(6)	On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loan-U.S. (Emporia) business line to an unrelated third party. We received net proceeds from this sale, after the payment of certain expenses, of approximately $7,258. In addition, we were entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We recorded a gain on the sale of CLO management contracts of $7,746 for the year ended December 31, 2009 in the consolidated statement of operations which included: (i) net proceeds from sale of $7,258; and (ii) $529 in proceeds from contingent payments received after the sale, net of (iii) $41 of expenses incurred. We recorded the contingent payments that were received from an unrelated third party of the subordinated fee (of up to $1,500) as additional gain as such payments were actually received. We recorded $971 of these contingent payments during the year ended December 31, 2010. As of June 30, 2010, we reached the maximum limit of additional fees we could receive under these contracts. Therefore, we no longer recorded any additional gain on these contracts subsequent to June 30, 2010. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

(7)	Historical earnings (loss) per common share/membership unit data presented prior to the Merger date was retroactively restated based on the exchange ratio (0.57372) of shares issued in the Merger between AFN and Cohen Brothers.

“Weighted average common shares/membership units outstanding — Diluted” includes 5,283,556 of Operating LLC membership units that are convertible into shares of IFMI Common Stock. The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest as of December 31, 2010) may be redeemed and exchanged into shares of IFMI on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per common share when the effect is dilutive using the if-converted method. See note 24 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Overview

We are an investment firm specializing in credit-related fixed income investments. We began operations, through our predecessors, in 1999 as an investment firm focused on small and mid-cap banks, but have grown over the past eleven years into a more diversified fixed income specialty investment firm. We are organized into three business segments: Capital Markets, Asset Management, and Principal Investing.

•

Capital Markets: Our Capital Markets business segment consists of credit-related fixed income securities sales and trading, as well as new issue placements in corporate and securitized products and advisory services revenue. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: high grade corporate bonds, high yield corporate bonds and loans, ABS, MBS, CLOs, collateralized bond obligations, CMBS, RMBS, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for cash equity and derivative products.

•

Asset Management: We manage assets within investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations (collectively, “investment vehicles”). A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders have recourse only to the assets securing the loan. Our Asset Management segment includes our fee based asset management operations which include on-going base and incentive management fees. As of December 31, 2010, we had approximately $10.3 billion in AUM.

•	Principal Investing: Our Principal Investing segment is comprised primarily of our investments in investment vehicles we manage.

We generate our revenue by segment primarily through:

Capital Markets:

•

our trading activities, which include execution and brokerage services, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading; and

•

new issue and advisory revenue comprised of: (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue revenue associated with arranging the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management:

•

asset management fees for our on-going services as asset manager charged and earned by managing investment vehicles, which may include fees both senior and subordinated to the securities issued by the investment vehicle; and

•	incentive management fees earned based on the performance of the various investment vehicles;

Principal Investing:

•	gains and losses (unrealized and realized) and income and expense earned on securities (primarily investments in vehicles we manage), classified as other investments, at fair value; and

•	income or loss from equity method affiliates (see “— Critical Accounting Policies and Estimates — Valuation of Financial Instruments” beginning on page 90).

Business Environment

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability which are unpredictable and beyond our control. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. Severe market fluctuations or weak economic conditions could ultimately reduce our trading volume and revenues and adversely affect our profitability.

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

Margin Pressures in Corporate Bond Brokerage Business

During 2010, margins earned in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and financial markets have recovered from the recent credit crisis. Further, we expect that competition will increase over time, resulting in continued margin pressure.

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) building out our European capital markets business; (iii) adding smaller customers; (iv) making greater use of electronic trading platforms; and (v) acquiring new product lines like the acquisition of JVB (see discussion below). We believe these efforts will help insulate us from the reduction in margins. However, there can be no certainty that we will be successful in these efforts. If unsuccessful, we will likely see a decline in the profitability of our capital markets segment.

Recent Legislation Affecting the Financial Services Industry

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets, including credit and derivative transactions. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over the next several years, thus making it difficult to assess the impact on the financial industry, including us, at this time. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expect to adapt successfully to any new applicable legislative and regulatory requirements.

Recent Developments

Acquisition of JVB Financial Holdings, L.L.C.

On September 14, 2010, the Company entered into a Purchase and Contribution Agreement (the “Purchase Agreement”) with JVB Financial Holdings, L.L.C., a Florida limited liability company (“JVB”), the sellers listed on the Purchase Agreement (the “Sellers”) and certain employees of JVB (the “Management Employees”) pursuant to which the Sellers agreed to sell all of the equity in JVB to the Operating LLC and JVB would become a wholly owned subsidiary of the Operating LLC (the “Business Combination”).

On January 13, 2011, we completed the acquisition of JVB. As contemplated by the Purchase Agreement, the Sellers sold all of the outstanding equity interests in JVB to the Operating LLC and JVB is now a wholly owned subsidiary of the Operating LLC. Pursuant to the agreement of the parties, the transaction was effective as of January 1, 2011.

The purchase price consisted of $5.6 million in cash, 313,051 shares of IFMI Common Stock and 559,020 restricted membership units in the Operating LLC, plus a cash amount equal to JVB’s tangible net worth calculated as of the closing of January 1, 2011. In addition, the Company agreed to pay $2.5 million to the Management Employees in three equal installments, one on each of the first three anniversaries of the closing date of the Business Combination, contingent upon each individual’s continued employment at each payment date. Upon the closing of the Business Combination, an escrow of $484 was established for the payment of any adjustments to the purchase price based on the final tangible net worth of JVB as of the closing of the transaction and certain indemnities, and $384 was withheld for payment to the Sellers only if a specific revenue target is achieved at the end of the first year of operation following the closing of the Business Combination. All of the restricted membership units in the Operating LLC were delivered to Management Employees and will vest in three equal installments on each of the first three anniversaries of the closing date, subject to the terms and conditions contained in each employee’s employment agreement. Once vested, the restricted membership units in the Operating LLC may be redeemed for cash or, at the Company’s option, shares of the Common Stock of the Company.

The Business Combination will be accounted for under the acquisition method in accordance with U.S. GAAP. Accordingly, the Business Combination will be accounted for as an acquisition by the Operating LLC of JVB. JVB’s results of operations will be included in the Company’s statements of operations beginning January 1, 2011.

See note 4 and note 32, to our consolidated financial statements included in this Annual Report on Form 10-K.

Master Transaction Agreement: Alesco X-Alesco XVII

On July 29, 2010, we entered into a Master Transaction Agreement pursuant to which we sold to a third party the collateral management rights and responsibilities arising after the sale related to the Alesco X through XVII securitizations. We received $4,831, net of expenses and purchase price adjustments, at the close of the Alesco X through XVII transaction. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement under which we will provide certain services to the third party purchaser. $4,664 of the cash received up front was recognized as deferred revenue and will be amortized into revenue over the life of the services agreement. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017 if the management fees earned by the third party exceed certain thresholds.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2010 and 2009.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Year ended December 31,		Favorable/(Unfavorable)
	2010	2009	$ Change	% Change
Revenues
Net trading	$70,809	$44,165	$26,644	60%
Asset management	25,281	31,148	(5,867)	(19)%
New issue and advisory	3,778	1,816	1,962	108%
Principal transactions and other income	25,684	6,957	18,727	269%

Total revenues	125,552	84,086	41,466	49%

Operating expenses
Compensation and benefits	77,446	70,519	(6,927)	(10)%
Business development, occupancy, equipment	5,470	5,469	(1)	—%
Professional services, subscriptions, and other operating	25,931	16,666	(9,265)	(56)%
Depreciation and amortization	2,356	2,543	187	7%
Impairment of goodwill	5,607	—	(5,607)	N/M

Total operating expenses	116,810	95,197	(21,613)	(23)%

Operating income / (loss)	8,742	(11,111)	19,853	(179)%

Non operating income / (expense)
Interest expense	(7,686)	(4,974)	(2,712)	(55)%
Gain on repurchase of debt	2,555	—	2,555	N/M
Gain on sale of management contracts	971	7,746	(6,775)	(87)%
Income/(loss) from equity method affiliates	5,884	(3,455)	9,339	270%

Income / (loss) before income taxes	10,466	(11,794)	22,260	189%
Income tax expense/(benefit)	(749)	9	758	N/M

Net income / (loss)	11,215	(11,803)	23,018	195%
Less: Net income / (loss) attributable to the noncontrolling interest	3,620	(98)	(3,718)	N/M

Net income / (loss) attributable to IFMI	$7,595	$(11,705)	$19,300	165%

N/M = Not Meaningful

Revenues

Revenues increased by $41,466, or 49%, to $125,552 for the year ended December 31, 2010 from $84,086 for the year ended December 31, 2009. As discussed in more detail below, the change was comprised of increases of $26,644 in net trading revenue, $18,727 in principal transactions and other income and $1,962 in new issue and advisory revenue, partially offset by a decrease of $5,867 in asset management revenue.

Net Trading

Net trading revenue increased by $26,644, or 60%, to $70,809 for the year ended December 31, 2010 from $44,165 for the year ended December 31, 2009.

The increase in net trading revenue for the year ended December 31, 2010 was primarily the result of (i) the continued build-out of the Capital Markets segment which included the significant expansion of our European Capital Markets team and the addition of an equity derivatives group; and (ii) improved results as we continued to transition to a strategy of using risk capital, including the impact of the increased value in leveraged credit products on our trading investments, realized and unrealized.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions that were sold during 2010. Our ability to derive trading gains from trading positions is subject to market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the year ended December 31, 2010 may not be indicative of future results. Furthermore, some of the assets included in the Investments — trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 9 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Assets Under Management

AUM refers to our assets under management and equals the sum of: (1) the gross assets included in collateralized debt obligations that we have sponsored and manage; plus (2) the gross assets accumulated and temporarily financed in warehouse facilities during the accumulation phase of the securitization process, which gross assets are intended to be included in collateralized debt obligations; plus (3) the NAV of the permanent capital vehicles and investment funds we manage; plus (4) the NAV of other managed accounts.

AUM drives our asset management fee revenue. In addition, much of our work force receives a significant portion of their compensation through performance bonuses which are related to our revenues. Therefore, AUM will impact compensation expense in addition to revenue.

Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our AUM measure includes, for instance, certain AUM for which we charge either no fees or nominal fees are generally related to assets in the accumulation phase. This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of December 31,
	2010	2009	2008
Company sponsored collateralized debt obligations (1)	$9,730,374	$15,569,780	$23,486,862
Other managed assets (2)	—	—	177,447
Permanent capital vehicles	171,028	161,984	324,764
Investment funds	129,027	243,894	301,675
Managed accounts (3)	288,608	230,285	—

Assets under management (end of period) (4)	$10,319,037	$16,205,943	$24,290,748

Average assets under management — company sponsored collateralized debt obligations	$12,199,716	$17,524,608	$30,005,018

(1)	AUM for company sponsored collateralized debt obligations does not include the assets of the Alesco X – XVII securitizations as of December 31, 2010. The assets of the Alesco X-XVII securitizations are included in the amounts for 2009 and 2008. See discussion of collateralized debt obligations below.
(2)	Includes assets in the accumulation phase as well as other assets managed for third parties or affiliates.
(3)	Represents client funds managed pursuant to separate account arrangements.
(4)	AUM for company sponsored collateralized debt obligations, other managed assets, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the period indicated.

Asset management fees decreased by $5,867, or 19%, to $25,281 for the year ended December 31, 2010 from $31,148 for the year ended December 31, 2009.

ASSET MANAGEMENT

(dollars in thousands)

	December 31, 2010	December 31, 2009	Change
Collateralized debt obligations and related service agreements	$19,850	$26,319	$(6,469)
Investment funds	2,592	3,466	(874)
Other	2,839	1,363	1,476

Total	$25,281	$31,148	$(5,867)

Collateralized Debt Obligations

Asset management revenue from company sponsored collateralized debt obligations decreased $6,469 to $19,850 for the year ended December 31, 2010 from $26,319 for the year ended December 31, 2009.

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	December 31, 2010	December 31, 2009	Change
TruPS and insurance company debt — U.S.	$12,267	$12,538	$(271)
High grade and mezzanine ABS	2,774	4,574	(1,800)
Middle market loans — U.S.	—	986	(986)
TruPS and insurance company debt — Europe	3,084	5,960	(2,876)
Broadly syndicated loans — Europe	1,725	1,839	(114)
Obligations of tax exempt entities	—	422	(422)

Total	$19,850	$26,319	$(6,469)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined as a result of greater levels of deferrals and defaults of the underlying assets. On July 29, 2010, we entered into a Master Transaction Agreement pursuant to which we sold to a third party collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations We received $4,831, net of expenses and purchase price adjustments, at the close of the Alesco X through XVII transaction. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement under which we will provide certain services to the third party purchaser. $4,664 of the cash received up front was recognized as deferred revenue and will be amortized into revenue over the life of the Services Agreement. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017 if the management fees earned by the third party exceed certain thresholds.

It should be noted that the assets of the Alesco X — XVII securitizations are not included in our AUM disclosed in the table above as we are no longer the manager. However, we continue to generate revenue through the services agreement related to these securitizations.

During the year ended December 31, 2010, we recognized $5,973 in revenue for the Alesco X through XVII securitizations which is included in the TruPS and insurance company debt — U.S. in the table above. Of this amount, $313 represents incentive payments received from the third party under the Master Transaction Agreement. We have the potential to earn an additional $6,861 in incentive payments (through February of 2017) if all performance hurdles are met. Not including any potential incentive fees, we expect to recognize an additional $13,430 in revenue from the Services Agreement over its remaining term (ending February of 2013).

See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

Substantially all of our TruPS trusts have stopped paying subordinated fees. However, we will begin accruing the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. See “— Critical Accounting Policies and Estimates — Revenue Recognition — Asset management” beginning on page 91.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets and liquidations of certain collateralized debt obligations.

Asset management fees for middle market loans of United States companies decreased to $0 because we sold three CLO management contracts comprising substantially all of our Emporia business line to an unrelated third party in February 2009. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K and “— Non-Operating Income and Expense — Gain on Sale of Management Contracts” beginning on page 68.

Asset management fees for TruPS and insurance company debt of European companies decreased primarily because we stopped accruing for subordinated fees for certain collateralized debt obligations due to the non-payment of such fees during 2009 and due to the decline in the average AUM in this asset class due to greater levels of deferrals and defaults of the underlying assets as well as a result of exchange rate fluctuations

Asset management fees for broadly syndicated loans — Europe decreased because there was a decrease in average AUM for the year ended December 31, 2010 as compared to the year ended December 31, 2009 for which we earned asset management fees. These contracts are usually paid in currency other than the US dollar. The impact of currency fluctuations is recorded as a component of principal transactions and other income.

Asset management fees for obligations of tax exempt entities decreased to zero during the year ended December 31, 2010 as compared to the same period in 2009 because in March 2009, we assigned the management agreement for the Non-Profit Preferred Funding I securitization (“NPPF I”) to an unrelated third party. Effective April 22, 2009, when necessary third party approvals were received, the unaffiliated third party began to serve as the collateral manager for NPPF I. Fifty five percent of any management fees the unrelated third party receives from NPPF I are paid to the Company. We recognize this sub advisory fee as other income, which is a component of principal transactions and other income in the consolidated statements of operations. See note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investment Funds

Our asset management revenue from investment funds is comprised of fees from the management of Brigadier and Deep Value.

	December 31, 2010	December 31, 2009	Change
Brigadier	$54	$1,337	$(1,283)
Deep Value	2,538	2,129	409

Total	$2,592	$3,466	$(874)

The decrease in Brigadier revenue was due to a decrease in base and incentive management fee revenue of $1,283. Brigadier experienced extensive redemptions during 2009. Effective beginning in the second quarter of 2010, the Brigadier fund ceased permitting redemptions pending its final liquidation which was completed during the fourth quarter of 2010. We ceased charging Brigadier management fees effective April 30, 2010.

The increase in Deep Value revenue was primarily because there was an increase in the average NAV during 2010 as compared to 2009. During the third quarter of 2010, the first Deep Value Fund substantially completed its liquidation process and therefore less management fees generated by Deep Value will be earned by us in the future. The first Deep Value Fund expects to distribute its remaining investments during the first quarter of 2011. Of the Deep Value asset management revenues shown in the table above, $1,245 was earned from the first Deep Value Fund. We will not earn any additional management fees from the first Deep Value Fund in 2011 and beyond. In addition, during the first quarter of 2009, we consolidated the onshore fund of Deep Value and the related management fees that were earned were eliminated in consolidation and were effectively recognized as a component of noncontrolling interest in the consolidated statements of operations. We deconsolidated the onshore fund subsequent to the first quarter of 2009.

Other

Our other asset management revenue consists of revenue earned from the management of permanent capital vehicles and managed accounts. The net increase of $1,476 was primarily comprised of an increase in managed accounts fees of $1,596, partially offset by a decrease of $120 due to the assignment of the MFCA management contract to a third party in the first quarter of 2009. Of the $1,596 increase in managed account fees, $1,213 came from a single managed account arrangement.

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

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,962, or 108%, to $3,778 for the year ended December 31, 2010 as compared to $1,816 for the same period in 2009. The increase is primarily attributable to an increased number of new issue and advisory engagements that closed during 2010 as compared to 2009, including the arrangement of the issuance of newly created debt, equity, and hybrid financial instruments.

Principal Transactions and Other Income

Principal transactions and other income increased by $18,727 or 269% to $25,684 for the year ended December 31, 2010, as compared to $6,957 for the year ended December 31, 2009.

Principal Transactions & Other Income

(dollars in thousands)

	December 31, 2010	December 31, 2009	Change
Change in fair value of other investments, at fair value	$24,813	$5,610	$19,203
Foreign currency	(152)	(737)	585
Dividend, interest, and other income	1,023	2,084	(1,061)

Total	$25,684	$6,957	$18,727

The increase in the change in fair value of other investments of $19,203 was comprised of the following:

	December 31, 2010	December 31, 2009	Change
AFN	$—	$106	$(106)
EuroDekania	525	(1,025)	1,550
Star Asia	18,126	3,423	14,703
RAIT	387	(658)	1,045
Brigadier	64	89	(25)
MFCA	100	1,052	(952)
Deep Value	4,481	6,268	(1,787)
Duart Fund	(223)	—	(223)
Other	1,353	(3,645)	4,998

Total	$24,813	$5,610	$19,203

Effective with the Merger on December 16, 2009, our investment in AFN was reclassified as treasury stock and will not be adjusted going forward. RAIT is a publicly traded company, so changes in the value of our investment match changes in the public share price. In addition, we sold our investment in RAIT during the first quarter of 2010. Our investments in EuroDekania, Star Asia, Brigadier, MFCA, Deep Value, and the Duart Fund generally increase and decrease in value based on the NAV of the underlying funds. During the fourth quarter of 2010, the Brigadier fund completed its liquidation. As of September 30, 2010, Deep Value liquidated substantially all of its investments and expects to distribute its remaining investments during the first quarter of 2011. Effective December 31, 2010, we submitted a redemption notice to the Duart Fund to redeem 100% of our capital. We expect to receive our redemption by March 31, 2011.

During 2010, the Company made several purchases of Star Asia shares (either from third parties or from Star Asia itself via a rights offering). These purchases were made for amounts less than the underlying NAV of Star Asia. Accordingly, a portion of the gain recognized above for Star Asia is from these purchases at below

NAV and a portion is from the changes in the underlying NAV of Star Asia. For the year ended December 31, 2010, the change in fair value of our investment in Star Asia was comprised of $17,514 from our investment purchases of shares at a discount to NAV, and $612 from changes in the underlying NAV of Star Asia.

The change in other investments was comprised of a decrease of $33 related to certain residential loans acquired as part of the Merger, a decrease of $2,320 related to increased net realized and unrealized losses on Japanese Yen-based forward contracts put in place to partially hedge fluctuations in the investment value of Star Asia, and an increase of $6,992 related to a certain investments in securitizations which were sold during 2010. The remaining $359 of the net increase relates primarily to improved results from investments held in both periods.

We receive payments under certain asset management contracts in Euros or U.K. Pounds Sterling; however, our functional currency is the U.S. Dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling and U.S. Dollars in the related periods. We have not hedged our foreign currency exposure related to management fees paid in Euros or U.K Pounds Sterling to date.

Operating Expenses

Operating expenses increased $21,613, or 23%, to $116,810 for the year ended December 31, 2010 from $95,197 for the year ended December 31, 2009. The change was due to increases of $6,927 in compensation and benefits, $9,265 in professional services, subscriptions, and other operating expenses, $1 in business development, occupancy, equipment, and a $5,607 impairment charge to goodwill, partially offset by a decrease of $187 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased $6,927, or 10%, to $77,446 for the year ended December 31, 2010 from $70,519 for the year ended December 31, 2009.

COMPENSATION AND BENEFITS

(dollars in thousands)

	December 31, 2010	December 31, 2009	Change
Cash compensation and benefits	$74,941	$51,589	$23,352
Retention Bonus	—	12,374	(12,374)
Equity-based compensation	2,505	6,556	(4,051)

	$77,446	$70,519	$6,927

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The increase in cash compensation and benefits is primarily a result of the increase in incentive compensation which is tied to revenue and operating profitability. The increase was partially offset by a decrease of $408 which was recorded in the second half of 2010 as a result of an agreement reached with the FINRA staff to pay restitution related to certain allegations stemming from a recent FINRA exam. The $408 represents the recapture by us of the incentive compensation previously paid to employees. See note 27 to our consolidated financial statements included this Annual Report on Form 10-K. See also “Part I – Item 3 Legal Proceedings” in this Annual Report on Form 10-K. In addition, our total headcount was 133 as of December 31, 2010 as compared to 142 at December 31, 2009.

In January 2009, we implemented the 2009 Senior Managers’ Cash Bonus Retention Plan (the “Retention Plan”). Pursuant to the Retention Plan, we entered into retention arrangements with certain of our employees to ensure their continued service through the completion of the Merger with AFN. We paid an amount to each employee that by the terms of the retention arrangement vested over the period from January 1, 2009 to the earlier of the effectiveness of the AFN Merger or September 30, 2009. The total amount paid under these retention agreements was $12,374 and was expensed over the contractual nine month vesting period. If an employee who received a payment under this plan voluntarily resigned or was terminated for cause prior to September 30, 2009, the employee was obligated to repay any unvested amount to us.

Compensation and benefits includes equity-based compensation which decreased $4,051, or 62%, to $2,505 for the year ended December 31, 2010 from $6,556 for the year ended December 31, 2009.

For the year ended December 31, 2009, compensation and benefits includes equity-based compensation of $2,044 related to the amortization of membership units or long term incentive profit (“LTIP”) units of the Operating LLC (“Restricted Units”), consisting of units awarded to our executives for which vesting was accelerated upon the closing of the Merger and Restricted Units were automatically converted to Cohen Brothers membership units and then converted into our Common Stock, $975 related to the amortization of Restricted Units granted under the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) (see “— Liquidity and Capital Resources — Capitalization” beginning on page 83), and $3,513 related to the amortization of Options awarded to our employees which were automatically cancelled upon the consummation of the Merger. In addition, we recognized equity-based compensation of $24 for the period from December 17, 2009 to December 31, 2009 for the restricted shares we assumed from AFN pursuant to the AFN 2006 Equity Incentive Plan. For the year ended December 31, 2010, compensation and benefits includes equity-based compensation of $1,144 related to the amortization of Restricted Units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, and $1,361 related to restricted shares of our Common Stock. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment was $5,470 for the year ended December 31, 2010 as compared to $5,469 for the year ended December 31, 2009. Travel and entertainment decreased by $209 from the year ended December 31, 2009. The decrease was substantially offset by the increase in rent expense of $97 and other occupancy and equipment expenses of $113 from the year ended December 31, 2009 due to opening new offices during 2010.

Professional Services, Subscriptions, and Other Operating Expenses

Professional services, subscriptions, and other operating expenses increased $9,265, or 56%, to $25,931 for the year ended December 31, 2010 from $16,666 for the year ended December 31, 2009. The increase included an increase of $2,208 in legal and professional fees, an increase of $2,355 in solicitation, clearing and execution costs, an increase of $995 in insurance premiums, an increase of $1,430 in subscription costs, an increase of $425 in consulting fees, and an increase of $2,308 in other costs, partially offset by a decrease of $456 in recruiting expense. Of the $2,355 increase in solicitation, clearing, and execution costs, $833 related to the write-off of deferred solicitation costs incurred to raise capital for the first Deep Value Fund. The previously paid costs were being amortized over the expected life of the investment fund. The Deep Value Fund substantially completed its liquidation as of September 30, 2010. All of the unamortized solicitation costs related to the first Deep Value fund were expensed during 2010. Of the $2,308 in other costs, $1,070 of expense was recorded in the second half of 2010 as a result of an agreement reached with the FINRA staff to pay restitution related to certain allegations stemming from a recent FINRA exam. See note 27 to our consolidated financial statements included in this Annual Report on Form 10-K. See also “Part I — Item 1 — Legal Proceedings” in this Annual Report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization decreased $187, or 7%, to $2,356 for the year ended December 31, 2010 from $2,543 for the year ended December 31, 2009. $178 of the decline resulted from fully amortizing the remaining intangible asset related to the 10% of Strategos we previously did not own in July 2007 from a noncontrolling interest partner in the first nine months of 2010.

Impairment of Goodwill

During the year ended December 31, 2010, we recognized an impairment charge of $5,607. The impairment charge is a result of an annual impairment test, which is completed in the third quarter of each year as it relates to Strategos goodwill. For its annual impairment test of Strategos, the Company first estimates the current fair value of the Strategos reporting unit. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired. The Company determines the fair value of the Strategos reporting unit using a discounted cash flow analysis. The future cash flows of Strategos were unfavorably impacted by the successful wind down of the first Deep Value Fund. During the third quarter of 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Strategos. During the year ended December 31, 2010, the Company recognized an impairment charge of $5,607. The charge is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expenses. See note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Non-Operating Income and Expense

Interest Expense

Interest expense increased $2,712, or 55%, to $7,686 for the year ended December 31, 2010 from $4,974 for the year ended December 31, 2009. This increase of $2,712 was comprised of (a) a decrease of $2,081 of interest incurred on our bank debt; (b) an increase of $1,768 of interest incurred on convertible senior notes assumed from AFN upon completion of the Merger; (c) an increase of $3,318 of interest incurred on junior subordinated notes assumed from AFN upon completion of the Merger; and (d) a decrease of $299 of interest incurred on subordinated notes payable. Fiscal year 2009 also included non-operating income of $6 related to an interest rate swap we terminated on June 1, 2009 when we entered into a credit facility with TD Bank (“2009 Credit Facility”). The decrease in interest expense of $2,081 on bank debt was primarily due to the fact that we reduced the amount outstanding under the line of credit to $0 from February 2010 to July 28, 2010. The decrease in interest expense of $299 on subordinated notes payable was due to the fact that CCS repurchased a total of $8,081 principal amount of subordinated notes payable during the third quarter of 2010.

On July 29, 2010, our subsidiary, Dekania Investors, LLC entered into the 2010 Credit Facility and made a draw of $9,300. As a consequence, we wrote off $675 of unamortized deferred financing costs to interest expense related to the 2009 Credit Facility. For additional information see “— Liquidity and Capital Resources — Debt Financing” beginning on page 85 and note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Gain on Repurchase of Debt

Gain on repurchase of debt was $2,555 for the year ended December 31, 2010. During 2010, we repurchased $6,644 notional amount of contingent convertible senior notes from unrelated third parties for $5,596. This debt had a book value of $6,519. We recognized a gain from repurchase of this debt of $923, which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations. In August 2010, one of our broker-dealer subsidiaries, CCS, completed its cash offer to purchase all of the outstanding subordinated notes payable that were tendered. CCS repurchased $8,081 principal amount of the subordinated notes payable (representing 85% of the outstanding subordinated notes payable) for $6,762, including accrued interest. We recorded a gain from repurchase of debt of $1,632 which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations.

For additional information, see note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

We did not repurchase any debt in fiscal year 2009.

Gain on Sale of Management Contracts

The gain on the sale of management contracts decreased $6,775, or 87%, to $971 for the year ended December 31, 2010 from $7,746 for the year ended December 31, 2009. On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loans-U.S. (Emporia) business line to an unrelated third party. We received net proceeds from this sale, after payment of certain expenses, of $7,258. In addition, we were entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We recorded a net gain on sale of management contracts of $7,746 for the year ended December 31, 2009 , which included (i) net proceeds from sale of $7,258; and (ii) $529 in proceeds from contingent payments received after the sale net of (iii) $41 of expenses incurred subsequent to the sale. In 2010, we received $971 of contingent payments and recorded additional gain. During 2010, we reached the maximum limit of additional fees we could receive under these contracts. Therefore, we will no longer record any additional gain on these contracts in future periods. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K. The up-front cash received on the sale of the Alesco X – XVII management contracts was deferred and will be recognized as a component of asset management revenue over time. See discussion of asset management revenue above.

Income/(Loss) from Equity Method Affiliates

Income from equity method affiliates increased $9,339 to income of $5,884 for the year ended December 31, 2010 from a loss of $3,455 for the year ended December 31, 2009. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of December 31, 2009, we had three equity method investees: (1) Star Asia Manager, (2) Deep Value GP and (3) Deep Value GP II. During the year ended December 31, 2009, we wrote off our equity method investment in Dekania Corp. for a total charge of $4,339, since it was liquidated in February 2009. As of December 31, 2010, we had five equity method investees: (1) Star Asia Manager; (2) Deep Value GP; (3) Deep Value GP II; (4) Star Asia SPV; and (5) Duart Capital. See note 3-F to our consolidated financial statements included in this Annual Report on Form 10-K.

In September 2010, Strategos substantially completed the liquidation of the first Deep Value Fund. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee earned in the amount of $12,308. We own 50% of the Deep Value GP. Therefore, our share of this incentive fee was $6,154 and was included as a component of income from equity method affiliates during the year ended December 31, 2010.

Income Tax (Benefit) / Expense

Although for tax purposes AFN is deemed to have acquired Cohen Brothers on the effective date of the Merger, for GAAP purposes, Cohen Brothers is deemed to have acquired AFN on the effective date of the Merger. Therefore, our consolidated financial statements treat IFMI as a pass-through entity (not subject to federal tax) for all periods prior to the effective date of the Merger.

Prior to the Merger, we, and subsequent to the Merger, our majority owned subsidiary, the Operating LLC, are treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which we do business. It is, however, subject to income taxes in the United Kingdom, France, New York City, Philadelphia and the State of Illinois, in addition to being subject to federal and other state taxes. Beginning on April 1, 2006, we qualified for Keystone Opportunity Zone (“KOZ”) benefits, which exempt the Operating LLC and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. We will be entitled to KOZ benefits through the end of the lease term for our Philadelphia headquarters, which is April 30, 2016.

Income tax expense decreased by $758 to an income tax benefit of $749 for the year ended December 31, 2010 from income tax expense of $9 for the year ended December 31, 2009. The tax benefit realized by us during the year ended December 31, 2010 was a result $78 of current tax expense (representing taxes incurred for state and foreign jurisdictions) offset by a deferred tax benefit of $827. The deferred tax benefit is comprised of the impact of the following items: (i) a reduction in the U.S. state effective tax rate, (ii) adjustments to federal valuation allowance for changes in expected reversal patterns of the debt discount and (iii) a U.S. federal and State net operating loss that arose in 2010 and has a twenty year carry forward period for U.S. federal, and many state jurisdictions and thus is available to reduce taxable temporary differences related to the discounted debt reversing through the year 2030. The tax expense during 2009 was the result of local and foreign taxes paid. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

Net Income / (Loss) Attributable to the Noncontrolling Interest

Net income / (loss) attributable to the noncontrolling interest for the year ended December 31, 2010 and for the period from December 17, 2009 to December 31, 2009 was comprised of the 33.8% noncontrolling interest related to member interests in the Operating LLC other than the interests held by us for the relevant periods. For fiscal year 2009, net income / (loss) attributable to the noncontrolling interest was also comprised of the 45% of the noncontrolling interest attributable to the onshore feeder fund of Deep Value which we consolidated as of December 31, 2008 and through to the first quarter of 2009 since we owned a majority of the limited partner interests since its first closing in April 2008 through the end of the first quarter of 2009. During the second quarter of 2009, our ownership percentage in the onshore feeder fund declined to 30%. Accordingly, in the second quarter of 2009, we deconsolidated the onshore feeder fund. No gain or loss was recognized related to the deconsolidation as the amounts transferred were already based on fair value.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2009 and 2008.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Year ended December 31,		Favorable/(Unfavorable)
	2009	2008	$ Change	% Change
Revenues
Net trading	$44,165	$18,234	$25,931	142%
Asset management	31,148	63,844	(32,696)	(51)%
New issue and advisory	1,816	7,249	(5,433)	(75)%
Principal transactions and other income	6,957	(6,038)	12,995	215%

Total revenues	84,086	83,289	797	1%

Operating expenses
Compensation and benefits	70,519	53,115	(17,404)	(33)%
Business development, occupancy, equipment	5,469	6,935	1,466	21%
Professional services, subscriptions, and other operating	16,666	14,393	(2,273)	(16)%
Depreciation and amortization	2,543	4,023	1,480	37%
Impairment of intangible asset	—	2,078	2,078	100%

Total operating expenses	95,197	80,544	(14,653)	(18)%

Operating income / (loss)	(11,111)	2,745	(13,856)	(505)%

Non operating income / (expense)
Interest expense	(4,974)	(9,143)	4,169	46%
Gain on sale of management contracts	7,746	—	7,746	NM
Income/(loss) from equity method affiliates	(3,455)	262	(3,717)	(1,419)%

Loss before income taxes	(11,794)	(6,136)	(5,658)	(92)%
Income tax expense	9	2,049	2,040	100%

Net loss	(11,803)	(8,185)	(3,618)	(44)%
Less: Net loss attributable to the noncontrolling interest	(98)	(1,259)	1,161	92%

Net loss attributable to IFMI	$(11,705)	$(6,926)	$(4,779)	(69)%

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

Asset management fees for TruPS and insurance company debt of U.S. companies decreased primarily because we stopped accruing for subordinated fees for all but one collateralized debt obligation due to the non-payment of such fees on the applicable quarterly payment dates during fiscal year 2008 and fiscal year 2009 periods. Substantially all our TruPS trusts had stopped paying subordinated management fees. The decline in this asset class is also attributable to the decrease in average AUM due to greater levels of deferrals and defaults of the underlying assets.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets and liquidations of certain collateralized debt obligations.

Asset management fees for middle market loans of U.S. companies decreased primarily because we sold three CLO management contracts comprising substantially all of our Emporia business line to an unrelated third party. In addition, during the period owned, we stopped accruing for subordinated fees for certain of the CLO contracts due to non-payment of such fees.

Asset management fees for TruPS and insurance company debt of European companies decreased primarily because the average AUM in this asset class declined due to the greater level of deferrals and defaults of the underlying assets and we stopped accruing for subordinated fees for certain collateralized debt obligations due to the non-payment of such fees during the year ended December 31, 2009.

Asset management fees for broadly syndicated loans – Europe decreased because there was a decrease in average assets under management for which we earned asset management fees for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

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

Investment Funds

Our asset management revenue from investment funds was comprised of fees from the management of Brigadier and Deep Value.

	December 31, 2009	December 31, 2008	Change
Brigadier	$1,337	$9,597	$(8,260)
Deep Value	2,129	604	1,525

Total	$3,466	$10,201	$(6,735)

The decrease in Brigadier revenue was due to a decrease in base management fee revenue of $2,330 and a decrease in incentive management fee revenue of $5,930. Brigadier experienced extensive redemptions during fiscal year 2009. As of December 31, 2009, Brigadier had a NAV of $12.5 million of which $4.1 million represented our interest in the fund. As of December 31, 2008, these amounts were $102.1 million and $14.0 million, respectively. The decline in the NAV of $89.6 million was due to investor redemptions of $86.6 million and net investment losses of $3 million.

The increase in Deep Value revenue was primarily because Deep Value consummated its first closing in April 2008 and had more AUM for more months during the 2009 period.

Other

Our other asset management revenue consisted of revenue earned from the management of permanent capital vehicles and other are primarily comprised of fees from AFN prior to its merger with Cohen Brothers in December 2009, EuroDekania, and MFCA prior to its transfer to an unrelated third party in March 2009, as well as whole loan monitoring and other fees. The net decrease of $4,568 was comprised of a decrease of $2,661 from AFN, a decrease of $685 from EuroDekania, a decrease of $1,157 from MFCA, and a decrease of $65 in whole loan monitoring and other fees.

We served as external manager of AFN during 2008 and from January 1, 2009 through to December 16, 2009. Our base management fee for AFN was offset by AFN’s share of asset management fees that were paid to us by the sponsored collateralized debt obligations in which AFN had invested. During the period from January 1, 2009 through to December 16, 2009, we recognized a net base management fee of $0 because the base management fees earned for managing AFN were completely offset by AFN’s share of the base management fee paid to us by company-sponsored collateralized debt obligations in which AFN invested. Upon the consummation of the Merger with AFN, the revenue and expense related to our management agreement was eliminated for GAAP purposes.

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

For the year ended December 31, 2008, whole loan monitoring and other fees was primarily comprised of asset management fees from whole loan monitoring services provided to RAIT. RAIT had a portfolio of whole loans and contracted with us to provide oversight and monitoring services in 2008. We stopped providing whole loan monitoring services to RAIT after June 30, 2008 because RAIT did not renew the contract and began performing this monitoring function in-house. For the year ended December 31, 2009, other fees was primarily comprised of fees we earned from managing certain managed accounts established in 2009 as well as advisory fees for consulting services provided by us to Cohen Bros. Financial, LLC (“CBF”). CBF is a single member LLC owned by Daniel G. Cohen, our Chairman and Chief Executive Officer. See note 30 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Principal Transactions and Other Income

Principal transactions and other income increased by $12,995, or 215%, to income of $6,957 for the year ended December 31, 2009 as compared to a loss of $6,038 for the year ended December 31, 2008.

Principal Transactions & Other Income

(dollars in thousands)

	December 31, 2009	December 31, 2008	Change
Change in fair value of other investments, at fair value	$5,610	$(15,433)	$21,043
Foreign currency	(737)	1,643	(2,380)
Dividend, interest, and other income	2,084	7,752	(5,668)

Total	$6,957	$(6,038)	$12,995

The increase in the change in fair value of other investments of $21,043 was comprised of the following:

	December 31, 2009	December 31, 2008	Change
AFN	$106	$(1,431)	$1,537
EuroDekania	(1,025)	(4,898)	3,873
Star Asia	3,423	(4,468)	7,891
RAIT	(658)	(3,073)	2,415
Brigadier	89	10,185	(10,096)
MFCA	1,052	(3,188)	4,240
Deep Value	6,268	(2,762)	9,030
Other	(3,645)	(5,798)	2,153

Total	$5,610	$(15,433)	$21,043

Effective with the Merger, our investment in AFN was reclassified as treasury stock and is not adjusted going forward. RAIT (NYSE: RAS) is a publicly traded company so changes in the value of our investment match changes in the public share price. Our investments in EuroDekania, Star Asia, Brigadier, MFCA, and Deep Value generally increase and decrease in value based on the NAV of the underlying funds. The gain on our investment in Brigadier declined primarily because we redeemed most of our investment in 2008 and early 2009. The underlying Brigadier fund had slightly negative returns during 2009; however, it had positive returns in the first months of 2009 when we held a higher level of investment. Star Asia NAV also declined during 2009. However, we purchased additional shares of Star Asia during 2009 at a substantial discount to underlying NAV in a rights offering. Therefore, although the overall NAV of Star Asia declined, our ownership percentage increased. On a combined basis, this resulted in an overall increase in the value of our investment in Star Asia.

We receive payments under certain asset management contracts in Euros or U.K. Pounds Sterling; however, our functional currency is the U.S. Dollar. The foreign currency fluctuations were due to changes in the exchange rates between Euros, U.K. Pounds Sterling and U.S. Dollars in the related periods.

The decline in dividend, interest, and other income was primarily related to a decrease in dividends from our permanent capital vehicles of $2,456, a decrease in other income of $1,528, a decrease in interest income from collateralized debt obligations of $801 and reduced income on cash balances of $883. The reduction in dividends on permanent capital vehicles as well as interest income on collateralized debt obligations was primarily due to reduced performance of the related entities. The reduced income on cash balances resulted from declining interest rates as well as a decline in our invested cash balances.

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

COMPENSATION AND BENEFITS

(dollars in thousands)

	December 31, 2009	December 31, 2008	Change
Cash compensation and benefits	$51,589	$46,938	$4,651
Retention bonus	12,374	—	12,374
Equity-based compensation	6,556	6,177	379

Total	$70,519	$53,115	$17,404

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation and benefits. The increase in this component of total compensation and benefits was primarily related to the expansion of our Capital Markets business and the shift in the percentage of our overall revenue (as a percentage of total) between asset management and net trading. In general, compensation expense as a percentage of revenue is higher in the Capital Markets business as compared to the Asset Management business. Accordingly, our other compensation and benefits has actually increased while our overall revenue has decreased. Our total headcount increased from 127 at December 31, 2008 to 142 at December 31, 2009.

In January 2009, we implemented the 2009 Senior Managers’ Cash Bonus Retention Plan (the “Retention Plan”). Pursuant to the Retention Plan, we entered into retention arrangements with certain of our employees to ensure their continued service through the completion of the Merger. We paid an amount to each employee that by the terms of the retention arrangement vested over the period from January 1, 2009 to the earlier of the effectiveness of the Merger or September 30, 2009. The total amount paid under these retention agreements was $12,374 and was expensed over the contractual nine month vesting period. If an employee who received a payment under this plan voluntarily resigned or was terminated for cause prior to September 30, 2009, the employee was obligated to repay any unvested amount to us.

Compensation and benefits included equity-based compensation which increased $379, or 6%, to $6,556 for the year ended December 31, 2009 from $6,177 for the year ended December 31, 2008.

For the year ended December 31, 2008, compensation and benefits included equity-based compensation of $3,519 related to the amortization of Restricted Units consisting of restricted membership units and LTIP units awarded to our executives and $2,658 related to the amortization of Options awarded to our employees. For the year ended December 31, 2009, compensation and benefits included equity-based compensation of $2,044 related to the amortization of Restricted Units consisting of LTIP units awarded to our executives and other employees for which vesting was accelerated upon closing of the Merger and such LTIPs were automatically converted to Cohen Brothers membership units and then converted into our Common Stock, $975 related to the amortization of Restricted Units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, and $3,513 related to the amortization of Options awarded to our employees which were automatically cancelled upon the consummation of the merger. In addition, we recognized equity-based compensation of $24 for the period from December 17, 2009 to December 31, 2009 for the restricted shares we assumed from AFN pursuant to the AFN 2006 Equity Incentive Plan.

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

Professional Services, Subscriptions, and Other Operating Expenses

Professional services, subscriptions, and other operating expenses increased $2,273, or 16%, to $16,666 for the year ended December 31, 2009 from $14,393 for the year ended December 31, 2008 primarily due to the increase of $767 in legal and professional fees incurred. Legal and professional fees during the year ended December 31, 2009 included $1,506 of expenses incurred in order to effectuate the Merger with AFN. There was also an increase of $2,199 in other fees during 2009 primarily related to increased insurance premiums incurred by us for the 2009 coverage period and increased recruiting fees in our effort to expand the Capital Markets group as well as an increase in solicitation costs of $437 associated with capital raising activities for Deep Value and Brigadier.

Professional services, subscriptions and other operating expenses included new issue costs. New issue costs decreased $1,130, or 93%, to $88 for the year ended December 31, 2009 from $1,218 for the year ended December 31, 2008. This change in new issue costs is due to a decrease in origination costs related to our company sponsored securitizations and new issue activity. See discussion above of “ — New Issue and Advisory Revenue” beginning on page 73.

Depreciation and Amortization

Depreciation and amortization decreased $1,480, or 37%, to $2,543 for the year ended December 31, 2009 from $4,023 for the year ended December 31, 2008. This decline was primarily due to a decrease of $255 in depreciation and amortization expense on furniture, equipment and leasehold improvements due to certain equipment becoming fully depreciated. In addition, amortization expense related to the intangible asset we recorded when we purchased the 10% of Strategos we previously did not own, in July 2007; from a noncontrolling interest partner, decreased $1,225 from the 2008 period to the 2009 period primarily as a result of impairment charges recorded in 2008. See note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

Impairment of Intangible Assets

During the year ended December 31, 2008, we recognized an impairment charge of $2,078 to the intangible asset we originally recorded when we purchased the 10% of Strategos we previously did not own in July 2007. The impairment charge was related to the diminished value of the management contract rights caused by continued defaults of assets in Strategos asset pools during the period. See note 14 to our consolidated financial statements included in this Annual Report on Form 10-K. We did not recognize an impairment charge for the year ended December 31, 2009.

Non-Operating Income and Expense

Interest Expense

Interest expense decreased $4,169, or 46%, to $4,974 for the year ended December 31, 2009 from $9,143 for the year ended December 31, 2008. This decrease of $4,169 was comprised of (a) a decrease of $4,065 of interest incurred on our bank debt; (b) an increase of $86 of interest incurred on convertible senior notes assumed from AFN; (c) an increase of $158 of interest incurred on junior subordinated notes assumed from AFN; (d) an increase of $542 of interest incurred on subordinated notes payable; (e) a decrease of $287 of other interest expense; partially offset by (f) an increase of $603 of the change in fair value of interest rate swap.

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

The change in fair value of interest rate swap included two components: (1) the unrealized gain or loss which represented our estimate of the fair value adjustment for the interest rate swap entered into as required under our former $75,000 term loan facility entered into in July 2006 and (2) realized gains and losses which were the periodic payments made or receipts received by us. The change in fair value of interest rate swap was income of $6 for the year ended December 31, 2009 as compared to an expense of $597 for the year ended December 31, 2008. We entered into the interest rate swap on October 18, 2006. At that time, the notional amount of the swap equaled 50% of the outstanding balance of the term loan (and was scheduled to decline by 50% of each principal payment throughout the term of the former term loan). The swap effectively locked three-month LIBOR into a fixed rate of 5.24% for the notional amount through the relevant period of time. When the former term loan was repaid and replaced with the amended revolving line of credit entered into in July 2007, the interest rate swap was left in place. We did not designate the swap as a hedged item for purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). Accordingly, we carried the swap at fair value and included the gain or loss in the other non-operating income (expense) section of the consolidated statements of operations. We entered into an amended and restated credit facility on June 1, 2009 and paid off the amended revolving line of credit and terminated the interest rate swap.

Gain on Sale of Management Contracts

On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loans-U.S. (Emporia) business line to an unrelated third party. We received net proceeds from this sale, after payment of certain expenses, of $7,258. These proceeds were used to pay down our existing bank debt outstanding. In addition, we were entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We had agreed to pay $3,000 of the net proceeds to AFN in order to compensate AFN for amounts that it would have otherwise received under a leverage loan warehouse facility in which AFN had an interest. This payment was only required if the Merger was not completed. We recorded a net gain on sale of management contracts of $7,746 for the year ended December 31, 2009, representing the net cash received of $7,746, which included the $3,000 discussed above as well as the payments received from the unrelated third party during the second, third and fourth quarters of 2009. We recorded the contingent payments that were received from the unrelated third party of the subordinated fee (of up to $1,500) as additional gain as such payments were actually received.

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

Income Tax Expense

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

Net Loss Attributable to the Noncontrolling Interest

Net loss attributable to the noncontrolling interest was comprised of (1) the 45% of the noncontrolling interest attributable to the onshore feeder fund of Deep Value which we consolidated as of December 31, 2008 and through to the first quarter of 2009; and (2) the 33.8% of noncontrolling interest related to member interests in our majority owned subsidiary, the Operating LLC, other than the interests held by us for the period from December 17, 2009 to December 31, 2009.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt, interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our U.S. and U.K. broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by use of collateralized securities financing arrangements as well as margin loans. Beginning in January 2010, we significantly expanded our government trading operations leading to a greater amount of securities owned as well as greater balances of securities purchased under agreements to resell and securities sold under agreements to repurchase.

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our majority ownership interest in the Operating LLC. Substantially all of the Operating LLC’s net assets as well as net income are subject to restrictions on paying distributions to us. See “— Debt Financing” beginning on page 85. Our ability to pay dividends to our stockholders will be dependent on distributions we receive from the Operating LLC and subject to the Operating LLC’s Operating Agreement. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter. However, our board of directors has the power to decide to increase, reduce, or eliminate this quarterly dividend in the future. The board’s decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

On February 28, 2011, our board of directors declared a cash dividend of $0.05 per share, which will be paid on our common stock on March 28, 2011 to stockholders of record on March 14, 2011. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

We filed a Registration Statement on Form S-3 on April 29, 2010, which was declared effective by the SEC on May 24, 2010. This registration statement enables us to offer and sell, in the aggregate, up to $300,000 of debt securities, preferred stock (either separately or represented by depositary shares), or common stock (including, if applicable, any associated preferred stock purchase rights, subscription rights, stock purchase contracts, stock purchase units and warrants, as well as units that include any of these securities). The debt securities, preferred stock, subscription rights, stock purchase contracts, stock purchase units and warrants may be convertible into or exercisable or exchangeable for Common Stock or preferred stock of IFMI. We may offer and sell these securities separately or together, in any combination with other securities. The registration statement provides another source of liquidity in addition to the alternatives already in place. The net proceeds from a sale of our securities may be used for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, repayment or refinancing of borrowings, working capital, investments and acquisitions.

Cash Flows

We have four primary uses for capital:

(1) To fund the expansion of the Capital Markets segments: Through December 2010, we expanded our Capital Markets segments by expanding our offices, hiring additional sales and trading professionals and launching new initiatives to expand our existing capabilities as well as increasing our investments in trading securities. We believe that we are better capitalized and able to utilize more leverage in our Capital Markets business and therefore expand our operations to other credit-related fixed income areas to deepen our product capabilities. We believe the prudent use of capital to facilitate client orders will increase trading volume and profitability.

(2) To fund investments: Our investments take several forms, including investments in securities and “sponsor investments” in permanent capital vehicles or investment funds. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.

(3) To fund mergers or acquisitions: We may opportunistically use capital to acquire other asset managers, or individual asset management contracts or financial services firms. To the extent our liquidity sources are insufficient to fund our future activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that if available, such financing will be on favorable terms.

(4) To fund potential dividends and distributions: The Company announced during the third quarter of 2010 that it intends to make quarterly dividend payments to stockholders. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of any dividends to stockholders IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2010, 2009, and 2008, we maintained cash and cash equivalents of $43,946, $69,692, and $31,972, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flow from operating activities	$(34,815)	$7,329	$5,716
Cash flow from investing activities	26,165	93,960	5,500
Cash flow from financing activities	(17,069)	(64,017)	(49,846)
Effect of exchange rate on cash	(27)	448	(1,573)

Net cash flow	(25,746)	37,720	(40,203)
Cash and cash equivalents, beginning	69,692	31,972	72,175

Cash and cash equivalents, ending	$43,946	$69,692	$31,972

See the statement of cash flows in our consolidated financial statements. We believe our cash available on hand as well as our investment in our trading portfolio will provide sufficient liquidity to meet the cash needs of our ongoing operating needs.

2010 Cash Flows

As of December 31, 2010, our cash and cash equivalents were $43,946, representing a net decrease of $25,746 from December 31, 2009. The decrease was attributable to the cash used for operating activities of $34,815, and the cash used for financing activities of $17,069, partially offset by the cash provided by investing activities of $26,165 and the effect of the decrease in the exchange rate on cash of $27.

The cash used for operating activities of $34,815 was comprised of: (a) net inflows of $10,218 related to working capital fluctuations, including primarily the increase in accrued compensation, the increase in accounts payable and other liabilities, and the increase in accounts receivable, partially offset by the decrease in net receivables from related parties, the decrease in other assets, and the decrease in deferred income taxes; (b) $32,493 of net cash outflows from investments in our overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies and restricted cash on deposit which is related to various trading activities as well as the unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) a reduction in cash generated from other earnings items of $12,540 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, gain on sale of management contracts, realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity-based compensation, depreciation and amortization, and the impairment of goodwill).

The cash provided by investing activities of $26,165 was comprised of: (a) cash proceeds from the return of principal of $25,809, which is comprised of $23,689 from our investment in Deep Value and $2,120 from our investments in certain interests in securitizations and residential loans; (b) cash received from the sale of other investments of $9,099, which includes $3,713 from the sale of certain investments in securitizations, $1,056 from the sale of RAIT common stock, $4,178 from the redemption of our investment in Brigadier and $152 from the sale of other investments; (c) net cash received from sale of management contracts of $971; (d) cash of $9,983 received from equity method affiliates, which includes $5,904 we received from our investment in the general partner of the first Deep Value fund, $3,104 from Star Asia SPV, and $975 from Star Asia Manager; partially offset by (e) the investment of $5,517 in equity method affiliates, including $4,500 in Star Asia SPV and $1,017 in Duart Capital; (f) the purchase of other investments, at fair value, including (i) the purchase of additional shares of Star Asia in the amount of $1,334 related to Star Asia’s rights offering, as well as the purchase of shares directly from unrelated third parties during the second and third quarters of 2010 in the aggregate amount of $4,452; (ii) the purchase of additional shares of EuroDekania in the aggregate amount of $282 from unrelated third parties during the third quarter of 2010; (iii) the purchase of an investment in Brigadier of $39 from an existing unrelated third party investor during the third quarter of 2010; (iv) the investment of $4,500 in the Duart Fund during the third quarter of 2010; and (v) the purchase of other investments in the aggregate amount of $2,337; (g) the purchase of additional furniture and leasehold improvements of $939 related to the New York office and the EuroDekania Management Limited office in the United Kingdom; and (h) the acquisition of CCCM for $297 during the third quarter of 2010.

The cash used in financing activities of $17,069 was comprised of: (a) the repayment of $9,950 of outstanding borrowings on our prior credit facility and $2,324 of principal payments on the 2010 Credit Facility; (b) the repurchase of $6,644 notional amount of contingent convertible senior notes for $5,544; (c) the repurchase of $8,081 principal amount of subordinated notes payable for $6,465; (d) payments for deferred issuance and financing costs of $349; (e) distributions to the noncontrolling interest holders of $528; (f) dividends to the Company’s stockholders of $1,043; and (g) $166 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity based awards and the related surrender of 25,952 shares of the Company’s Common Stock; partially offset by (h) $9,300 of borrowings related to the 2010 Credit Facility we entered into in July 2010. The total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The cash provided by operating activities of $7,329 was comprised of: (a) net inflows of $13,264 related to working capital fluctuations including the reduction of accounts receivable, the reduction in other assets, and the reduction in the net receivables due from related parties, partially offset by decreases in accrued compensation and accounts payable and other liabilities; (b) $6,670 of net cash inflows from overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, and restricted cash on deposit which is related to various trading activities as well as the unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) a reduction in cash from earnings of $12,605 (which represents net loss adjusted for the following non-cash items: gain on sale of management contracts, equity-based compensation, realized and unrealized gains and losses on other investments, depreciation and amortization, and income or loss from equity method affiliates).

The cash provided by investing activities of $93,960 was comprised of: (a) the $76,938 of cash acquired from our Merger with AFN; (b) the redemption of a portion of our investment in the onshore feeder fund of Brigadier, in the amount of $10,000; (b) cash proceeds from the sale of CLO management contracts of $7,746; (c) distributions of $925 from our equity method affiliate, Star Asia Manager; and (d) cash proceeds from a return of principal of $2,233 related to our investments in a certain collateralized debt obligation security and in the investment fund, Deep Value; partially offset by (e) the investment of $2,501 in our equity method affiliates, DEKU and Deep Value GP II; (f) the purchase of additional shares of MFCA in the amount of $600 and additional shares of Star Asia in the amount of $90; and (g) the purchase of additional furniture and leasehold improvements of $691 related to the New York office. We used the proceeds from our redemption in the onshore feeder fund of Brigadier, the sale of the management contracts, and part of the cash acquired from AFN in connection with the Merger to supplement our cash flow from operations in order to provide us with the necessary capital to pay down our bank debt.

The cash used in financing activities of $64,017 was comprised of: (a) the repayment of $57,050 of outstanding borrowings on our bank debt; (b) distributions paid to the Operating LLC’s members of $4,746 to fund members’ tax obligations; (c) $988 of deferred issuance and financing costs related to the 2009 Credit Facility; and (d) the payment of $1,233 related to stock issuance costs in connection with the Merger with AFN.

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

The cash provided by operating activities of $5,716 was primarily comprised of: (a) cash provided by earnings of $17,838 (which represents net income adjusted for the following non-cash items: equity-based compensation, other non-cash compensation, impairment charges, non-cash revenue, realized and unrealized gains and losses on other investments, depreciation and amortization, and income from equity method affiliates); and (b) cash inflows from overall net trading activities comprised of our investments – trading, and receivables and payables from brokers, dealers, and clearing agencies as well as the unrealized gains and losses on the investments-trading of $9,457; partially offset by (c) cash outflows due to a net reduction in accrued compensation of $16,771; and (d) cash outflows of $4,808 primarily due to net working capital reductions in accounts payable and other liabilities.

The cash provided by investing activities for the year ended December 31, 2008 primarily related to the redemptions of a portion of our investment in the onshore feeder fund of Brigadier, in the amount of $40,000, partially offset by cash used in the amount of $34,688 to purchase equity interests in Deep Value and additional interests in Star Asia during the year ended December 31, 2008. The proceeds from our redemptions in the onshore feeder fund of Brigadier were primarily used to supplement our cash flow from operations in order to provide us with the necessary capital to pay down our bank debt.

The $34,688 used to purchase equity interests is comprised of: (a) $27,275 for Deep Value; and (b) $7,413 for Star Asia. The $27,275 represented purchases by the onshore feeder fund of Deep Value (which was a majority owned investee consolidated by us through to March 31, 2009) of interests in the master fund of Deep Value. This amount of $27,275 included our share of purchases of $15,000, plus the third party investors in the onshore feed fund of Deep Value’s share of purchases of $12,275. This latter amount was shown as an inflow in the financing section of cash flow as noncontrolling interest contributions.

The cash used in financing activities for the year ended December 31, 2008 was primarily related to: (a) the repayment of $63,000 of outstanding borrowings on our bank debt; and (b) distributions paid to the Operating LLC’s members of $7,826; partially offset by (c) noncontrolling interest contributions of the onshore feeder fund of Deep Value of $12,275 (described in the previous paragraph); and (d) the funds we raised from the issuance of subordinated notes payable, all of which were payable to related parties (see “— Debt Financing” beginning on page 85) in the amount of $9,000. The proceeds from the issuance of the subordinated notes payable were used to pay down outstanding borrowings on our bank debt.

Regulatory Capital Requirements

Three of our majority owned subsidiaries were licensed securities dealers in the U.S. or the United Kingdom. As broker-dealers, our subsidiaries, CCS and CCCM, are subject to Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our international subsidiary, EuroDekania Management, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2010, which amounted to $2,969, were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$850
United Kingdom	2,119

Total	$2,969

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2010, total net capital, or equivalent as defined by local statutory regulations, in our licensed broker-dealers amounted to $34,612.

JVB, the broker-dealer acquired by the Company on January 13, 2011, is also subject to the Uniform Net Capital Rule. In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Capitalization

Prior to the Merger, AFN was a holding company that held its consolidated assets and conducted its operations primarily through its majority-owned subsidiaries. As a result of the merger, AFN received 10,343,347 or 66.2% of the membership interests in Cohen Brothers. Of the 66.2% of Cohen Brothers received by AFN in connection with the Merger, 38.5% was received in the form of units issued directly by Cohen Brothers. and the remaining 27.7% was acquired by AFN from Cohen Brothers members in exchange for the issuance of AFN common stock to those members. The remaining 5,283,556 membership interests or 33.8% of Cohen Brothers was held by Daniel G. Cohen (31.9%), our Chairman and Chief Executive Officer and other members (1.9%). The equity interests in the Operating LLC that are not held by IFMI have certain redemptive features, which are described in detail in note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

In exchange for all of his Cohen Brothers Class C membership units, Mr. Cohen, through CBF, received one share of our Series A Voting Convertible Preferred Stock (“Series A Preferred Stock”), which had no economic rights but gave Mr. Cohen the right to nominate and elect a number equal to at least one-third (but less than a majority) of the total number of directors on our board of directors.

On October 18, 2010, Mr. Cohen elected to convert the one share of Series A Preferred Stock into 4,983,557 shares of Series B Voting Non-Convertible Preferred Stock (“Series B Preferred Stock”). Each share of Series B

Preferred Stock has no economic rights but entitles Mr. Cohen to one vote on all matters presented to our stockholders. The Series B Preferred Stock will be automatically redeemed for par value on December 31, 2012. Holders of Series B Preferred Stock are not entitled to receive any dividends or distributions upon liquidation, dissolution or winding up of the Company. As of December 31, 2010, there were 4,983,557 shares of Series B Preferred Stock issued and outstanding.

Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by our Board of Directors in connection with the Section 382 Rights Agreement adopted in December 2009 (the “Rights Agreement”). Our Board of Directors adopted the Rights Agreement in an effort to protect against a possible limitation on our ability to use our net operating loss and net capital loss carry forwards to reduce potential future federal income tax obligations. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion on the Rights Agreement. The holders of Series C Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of our stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2010.

For a discussion about our equity securities, see note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Securities Financing

During the year ended December 31, 2010, we entered into repurchase agreements with two third party financial institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, however, no assurance can be given that we will be able to satisfy requests from our counter-parties to post additional collateral in the future. See notes 3-L and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

If there were an event of default under the repurchase agreements, we would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due from us to the counterparty payable immediately. Repurchase obligations are full recourse obligations to us. If we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was not sufficient to satisfy the obligation in full.

The Company entered into an additional repurchase agreement with another third party financial institution in January 2011. The terms and conditions of this arrangement were similar to the repurchase agreements described above.

The Company’s clearing brokers provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing broker in the event the value of the securities then held by the clearing broker in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under such agreements.

An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing broker would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangemenst would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.

The following table presents our period end balance, average monthly balance and maximum balance at any month end during each year in 2010, 2009 and 2008 for securities purchased under agreements to resell and securities sold under agreements to repurchase.

	Twelve Months Ended December 31,
	2010	2009	2008
Securities Purchased Under Agreements to Resell
Period End	$—	$20,357	$—
Monthly Average	31,215	N/A	—
Maximum month end	89,475	20,357	—
Securities Sold Under Agreements to Repurchase
Period End	$69,816	$—	$—
Monthly Average	28,622	—	—
Maximum month end	96,365	—	—

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The general growth in outstanding repurchase activity in 2010 is reflective of supporting our overall business growth, particularly the continued expansion of our sales and trading platform. The fluctuations in the balances of our securities purchased under agreements to resell over the periods presented is impacted in any given period by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intraperiod fluctuations as typical for the repurchase market. Month end balances may be higher or lower than average period balances.

Debt Financing

We have four sources of debt financing other than securities financing arrangements: (1) the 2010 Credit Facility; (2) contingent convertible senior notes; (3) junior subordinated notes payable to two special purpose trusts: (a) Alesco Capital Trust I, and (b) Sunset Financial Statutory Trust I: and (4) unsecured subordinated financing.

As of December 31, 2010, $6,976 was drawn, $50 was committed for one letter of credit, and there was no availability to borrow additional funds under the 2010 Credit Facility. During the year ended 2010, we repurchased $6,644 notional amount of contingent convertible senior notes from unrelated third parties for $5,596 and recognized a gain from repurchase of debt of $923. In August 2010,CCS repurchased $8,081 principal amount of subordinated notes payable for $6,762, including accrued interest and we recognized a gain from repurchase of debt of $1,632. As of December 31, 2010, we were in compliance with the covenants in our debt financing documents. See note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing as of December 31, 2010 and 2009, respectively:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of December 31, 2010
Description	Current Outstanding Par	Carrying Value	Interest Rate Terms	Weighted Average Interest @ 12/31/2010	Weighted Average Contractual Maturity
2010 Credit Facility	$6,976	$6,976	6.0%	6.0%	September 2012
Contingent convertible senior notes	$19,506	19,104	7.6%	7.6%	May 2027	(1)
Junior subordinated notes (3)	$49,614	17,160	7.4%	7.4%	August 2036
Subordinated notes payable	$1,448	1,448	12.0%	12.0%	June 2013

Total		$44,688

	As of December 31, 2009
Description	Current Outstanding Par	Carrying Value	Interest Rate Terms	Weighted Average Interest @ 12/31/2009	Weighted Average Contractual Maturity
2009 Credit Facility	$9,950	$9,950	8.5%	8.5%	July 2010	(2)
Contingent convertible senior notes	$26,150	25,374	7.6%	7.6%	May 2027	(1)
Junior subordinated notes (3)	$49,614	17,269	7.4%	7.4%	August 2036
Subordinated notes payable	$9,368	9,368	12.0%	12.0%	June 2013

Total		$61,961

(1)	The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the notes are required to provide notice to the Company of their plan to redeem the notes at any time during the 30 days prior to May 15, 2012, May 15, 2017, or May 15, 2022, as applicable.
(2)	The 2009 Credit Facility was originally scheduled to mature in May 2011. However, upon the Company entering into the 2010 Credit Facility in July 2010, the 2009 Credit Facility was terminated.
(3)	The Company owns $1,489 in par amount of common stock of the two trusts which hold the junior subordinated notes. Therefore, on a net basis, there is par outstanding to third parties in the amount of $48,125.

Off Balance Sheet Arrangements

AFN invested in a collateralized debt obligation (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in the securitization. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by us. Upon completion of the Merger, we recorded a liability of $1,084 related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount does not represent the expected loss; rather it represents the Company’s estimate of the fair value of its guarantee (i.e. the amount it would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee. The value will be adjusted under certain limited circumstances such as: (i) when the guarantee is extinguished or (ii) if payment of amounts under the guarantee become probable and estimable. The maximum potential loss to the Company on this arrangement is $8,750. Under certain circumstances, Assured can require the Company to post liquid collateral.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2010 and the future periods in which such obligations are expected to be settled in cash. Our bank debt, junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. Our convertible senior notes are assumed to be repaid on May 15, 2012, which represents the earliest date that the holders of the senior notes may require us to repurchase the notes for cash. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, excluded from the table is an unrecognized tax benefit of $1,231 because we cannot make a reasonably reliable estimate of the period of cash settlement. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K for further information about the unrecognized tax benefit.

CONTRACTUAL OBLIGATIONS

As of December 31, 2010

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$9,541	$1,979	$3,524	$2,983	$1,055
Maturity of 2010 Credit Facility (1)	6,976	4,650	2,326	—	—
Interest on 2010 Credit Facility (2)	370	316	54	—	—
Maturity of contingent convertible senior notes (3)	19,506	—	19,506	—	—
Interest on contingent convertible senior notes (3)	2,045	1,301	744	—	—
Maturities on junior subordinated notes	49,614	—	—	—	49,614
Interest on junior subordinated notes (4)	58,273	3,671	5,460	4,331	44,811
Maturities of subordinated notes payable (5)	1,559	—	1,559	—	—
Interest on subordinated notes payable (6)	335	131	204	—	—

Total	$148,219	$12,048	$33,377	$7,314	$95,480

(1)	Commencing on September 30, 2010, quarterly principal payments of $1,162 are due, and all unpaid principal is due and payable on September 30, 2012.
(2)	Interest on the 2010 Credit Facility includes the finance charge on the one letter of credit and the interest on all outstanding debt as of December 31, 2010, which is variable. The interest rate of 6.00% as of December 31, 2010 was used to compute the contractual interest payment in each period noted. Fluctuations in actual interest rates may result in different interest payments than noted above.
(3)	Assumes the contingent convertible senior notes are repurchased May 15, 2012. Interest includes amounts payable during the period the contingent convertible senior notes were outstanding at an annual rate of 7.625%.
(4)

The interest on the junior subordinated notes related to the Alesco Capital Trust is based on a fixed interest rate of 9.50% through to July 30, 2012, and an assumed variable rate of 4.303% based on a 90-day LIBOR rate as of December 31, 2010 plus 4.00% calculated from July 30, 2012 through to maturity. The interest on the junior subordinated notes related to the Sunset Capital Trust is variable. The interest rate of 4.453% (based on a 90-day LIBOR rate as of December 31, 2010 plus 4.15%) was used to compute the contractual interest payment in each period noted.

(5)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $154. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%. See note 18 to our consolidated financial statements.
(6)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.

We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and other sources of credit. Due to the uncertainties that exist in the economy, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.

FundCore Finance Group Venture

In January 2011, the Company formed a new venture with FundCore Finance Group to create a commercial real estate conduit lender. Contingent upon obtaining warehouse financing, the Company is committed to providing $25 million in capital to the joint venture. The Company’s capital commitment to Fundcore Finance Group, combined with the warehouse financing, will be used to originate, fund, and eventually securitize commercial real estate fixed rate loans.

Critical Accounting Policies and Estimates

Our industry is subject to a number of highly complex accounting rules and requirements many of which place heavy burdens on management to make judgments. We encourage readers of this Form 10-K to read all of our critical accounting policies which are included in note 3 to our consolidated financial statements included herein for a full understanding of these issues and how the financial statements are impacted by these judgments.

We consider the accounting policies discussed below to be the policies that are the most impactful to our financial statements and also subject to significant management judgment.

Valuation of Financial Instruments

How fair value determinations impact our financial statements

All of the securities we own that are classified as investments-trading, securities sold, not yet purchased, or other investments, at fair value are recorded at fair value with changes in fair value (both unrealized and realized) recorded in earnings.

Unrealized and realized gains and losses on securities classified as investments-trading are recorded in net trading in the consolidated statement of operations. Unrealized and realized gains and losses on securities classified as other investments, at fair value, in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statements of operations.

If the investment is expected to be managed by employees of our Capital Markets’ segment, the investment is classified as investments-trading. Otherwise, the investment is classified as other investments, at fair value. In general, investments-trading represent securities acquired in the secondary market while other investments, at fair value represent investments obtained in primary issuances or as investments in investment vehicles managed by us.

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

How we determine fair value for securities

We account for our investment securities at fair value under various accounting literature, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities (“FASB ASC 320”), pertaining to investments in debt and equity securities and the fair value option of financial instruments in FASB ASC 825, Financial Instruments (“FASB ASC 825”).

The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, valuations provided by third party pricing services, or, when independent broker quotations or third party pricing service valuations are unavailable, valuation models prepared by our management. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.

Fair Value Hierarchy — We adopted the fair value measurement provisions in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) applicable to financial assets and financial liabilities effective January 1, 2008 (except for certain provisions related to nonfinancial assets and nonfinancial liabilities for which the Company adopted effective January 1, 2009). FASB ASC 820 defines fair value as the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (“exit price”). An exit price valuation will include margins for risk even if they are not observable. In accordance with FASB ASC 820, we categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the hierarchy under FASB ASC 820 are described below:

Level 1	Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Examples include U.S. Treasury securities, equity investments in publicly traded companies, foreign currency forward contracts and EuroDollar futures.
Level 2

Financial assets and liabilities whose values are based on one or more of the following: (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in non-active markets; (c) pricing models whose inputs are observable for substantially the full term of the asset or liability; or (d) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability. Examples include certain U.S. government agency mortgage-backed securities and collateralized mortgage obligations, mortgage-backed securities including commercial mortgage backed securities and residential mortgage backed securities, Small Business Administration (“SBA”) loans, certain investment funds that are redeemable, corporate bonds, redeemable preferred stock, certificates of deposit, to-be-announced securities, credit default swaps and interest rate swaps.

Level 3

Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Examples include investments in non-public companies, new issuances or illiquid collateralized mortgage obligations such as agency inverse interest-only securities, TruPS and certain collateralized debt obligation securities and residential loans in which fair values are based on internal valuation models prepared by our management.

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

Financial instruments carried at contract amounts have short-term maturities (one year or less) are repriced frequently or bear market interest rates. Accordingly, those contracts are carried at amounts approximating fair value. Financial instruments carried at contract amounts on our consolidated balance sheets include receivables from and payables to brokers, securities purchased under agreements to resell (“reverse repurchase agreements” or “receivables under resale agreements”) and sales of securities under agreements to repurchase (“repurchase agreements”).

How we determine fair value for investments in investment funds and similar vehicles

Substantially all of our other investments, at fair value represent investments in investment funds and other non-publicly traded entities. Substantially all of these entities have the attributes of investment companies as described in FASB ASC 946-15-2. We estimate the fair value of these entities using the reported net asset value per share (or its equivalent) included in FASB ASC 820 for all entities except Star Asia. We generally classify these estimates within either Level 2, if our investment in the entity is currently redeemable or Level 3, if our investment is not currently redeemable. In the case of Star Asia, we utilize a series of valuation models to determine fair value, which use both market and income based approaches.

Derivative Financial Instruments

We do not utilize hedge accounting for our derivatives. Accordingly, all derivatives are carried at fair value with unrealized and realized gains recognized in earnings.

If the derivative is expected to be managed by employees of our Capital Markets’ segment, or is a hedge for an investment classified as investments-trading, the derivative will be carried as a component of investments-trading if an asset or securities sold, not yet purchased if a liability. If the derivative is a hedge for an investment carried as a component of other investments, at fair value, the derivative will be recorded in other investments, at fair value.

We may, from time to time, enter into derivatives to manage our risk exposures (i) arising from fluctuations in foreign currency rates with respect to our investments in foreign currency denominated investments; (ii) arising from our investments in floating rate investments; (iii) arising from the uncertainty associated with a financial obligor’s ability to make timely principal and/or interest payments; and (iv) arising from our facilitation of mortgage-backed trading. Derivatives entered into by us, from time to time, may include (i) foreign currency forward contracts; (ii) EuroDollar futures; (iii) credit default swaps; and (iv) purchase and sale agreements of “to-be-announced” securities (“TBAs”). TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. When a forward contract exists for a when-issued security, such as a TBA security that provides for a choice of settlement dates and delivery is made in the second nearest month or later or a mechanism issues to settle the contract on a net basis, the TBA forward contract is accounted for as a derivative under FASB ASC 815. The settlement of these transactions is not expected to have a material effect on our consolidated financial statements.

We determine the fair value of our derivatives the same way we do for all securities utilizing the methods described above.

Derivatives involve varying degrees of off-balance sheet risk, whereby changes in the level or volatility of interest rates or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of its carrying amount. Depending on our investment strategy, realized and unrealized gains and losses are recognized in principal transactions and other income or in net trading in our consolidated statements of operations on a trade date basis.

Accounting for Income Taxes

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

Income tax expense has not generally been a material amount in our historical financial statements. Prior to the Merger, we were a pass through entity for U.S. federal income tax purposes and only subject to entity level taxes in certain state and foreign jurisdictions. However, as a result of the Merger, we acquired significant deferred tax assets and liabilities and now have significant tax attributes. Effective as of January 1, 2010, we began to be treated as a C corporation for U.S. federal and State income tax purposes. With the Merger we inherited significant deferred tax assets.

As is shown in note 21 to the consolidated financial statements contained herein, we currently have significant unrecognized deferred tax assets. These assets are unrecognized because the Company has recorded valuation allowances as we have determined that it is not more likely than not that the Company will realize the benefits of these tax assets. However, this determination is ongoing and subject to change. If the Company were to change this determination in the future, a significant tax benefit would be recognized as a component of earnings.

Revenue Recognition

Net trading: Net trading includes: (1) all gains, losses and income (interest and dividends) from securities classified as investments-trading and trading securities sold, not yet purchased; (2) interest income and expense from collateralized securities transactions; and (3) commissions and riskless trading profits. Riskless principal trades are transacted through our proprietary account with a customer order in hand, resulting in little or no market risk to us. Transactions are recognized on a trade date basis. The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, or, when such quotations are unavailable, valuation models prepared by our management. The models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense, which is directly incurred to purchase income generating assets related to trading activities. Such interest expense is recorded on an accrual basis.

Asset management: Asset management revenue consists of collateralized debt obligation asset management fees, fees earned for management of our permanent capital vehicles and investment funds and other asset management fees. Collateralized debt obligation asset management fees are earned for providing ongoing asset management services to the applicable trust. In general, we earn a senior asset management fee, a subordinated asset management fee and an incentive asset management fee.

The senior asset management fee is generally senior to all the securities in the collateralized debt obligation capital structure and is recognized on a monthly basis as services are performed. The senior asset management fee is generally paid on a quarterly basis.

The subordinated asset management fee is an additional payment for the same services, but has a lower priority in the collateralized debt obligation cash flows. If the trust experiences a certain level of asset defaults, these fees may not be paid. There is no recovery by the trust of previously paid subordinated asset management fees. It is our policy to recognize these fees on a monthly basis as services are performed. The subordinated asset management fee is generally paid on a quarterly basis. However, if we determine that the subordinated asset management fee will not be paid (which generally occurs on or before the quarterly payment date), we will stop recognizing additional subordinated asset management fees on that particular trust and will reverse any subordinated asset management fees that are accrued and unpaid. We will begin accruing the subordinated asset management fee again if payment resumes and, in management’s estimate, continued payment is reasonably assured. If payments were to resume but we were unsure of continued payment, we would recognize the subordinated asset management fee as payments were received and would not accrue on a monthly basis.

The incentive management fee is an additional payment, made typically after five to seven years of the life of a collateralized debt obligation, which is based on the clearance of an accumulated cash return on investment (“Hurdle Return”), received by the most junior collateralized debt obligation securities holders. It is an incentive for us to perform in our role as asset manager by minimizing defaults and maximizing recoveries. The incentive management fee is not ultimately determined or payable until the achievement of the Hurdle Return by the most junior collateralized debt obligation securities holders. We do not recognize incentive fee revenue until the Hurdle Return is achieved and the amount of the incentive management fee is determinable and payment is reasonably assured.

Other asset management fees represent fees earned for the ongoing and incentive management of other investment vehicles we manage.

New issue and advisory: New issue and advisory revenue includes: (1) revenues earned for arranging the issuance of newly created debt, equity, and hybrid financial instruments; (2) fees charged for advisory services; and (3) origination fees for corporate debt issues originated by us.

New issue and advisory revenue is recognized when all services have been provided and payment is earned. In some cases, we will utilize third party professionals to assist in the provision of some of these functions (primarily origination). In such cases, we record the cost of the third party services in new issue costs, which is included as a component of professional services, subscriptions, and other operating expenses, and the revenue in new issue and advisory revenue.

Principal transactions and other income / (loss): Principal transactions include all gains, losses, and income (interest and dividend) from securities or loans classified as other investments, at fair value, in the consolidated balance sheets.

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

Other income / (loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, and other miscellaneous income.

Variable Interest Entities

FASB ASC 810, Consolidation (“FASB ASC 810”) contains the guidance surrounding the definition of variable interest entities (“VIEs”), the definition of variable interests, and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have variable interests in VIEs through our management contracts and investments in various securitization entities including collateralized loan obligations and collateralized debt obligations.

Once it is determined that we hold a variable interest in a VIE, FASB ASC 810 requires that we perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if we have the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis.

We have variable interests in our sponsored collateralized debt obligations, but we are not the primary beneficiary and therefore are not consolidating the collateralized debt obligation VIEs. The maximum potential financial statement loss we would incur if the interests in securitizations (which include collateralized debt obligations and collateralized loan obligations) were in default on all of their obligations would be (a) the loss of value of the interests in securitizations that we hold in our inventory at the time (see note 26 to our consolidated financial statements included in this Annual Report on Form 10-K), and (b) any management fee receivables.

The Merger: As a result of the Merger, we acquired interests in various VIEs held by AFN. In most cases, these were the most junior interests in the VIEs. AFN had previously been consolidating these VIEs as it had determined it was the primary beneficiary when it initially acquired its interests. Between the date of AFN’s initial determination it was primary beneficiary and the Merger, these VIEs had suffered severe levels of defaults and losses. The losses were so severe that they resulted in substantial impairment in the value and cash flows earned by the junior interests AFN held. In many cases, the interests held by AFN were generating no cash flows and the securities held by AFN were deemed to be worthless or severely impaired. AFN continued to consolidate these VIEs because the provisions of FASB ASC 810 do not allow a primary beneficiary to reconsider its primary beneficiary status solely based on deterioration of the value or operations of the VIE. However, we concluded that the Merger was a reconsideration event. Therefore, upon the Merger, we performed the required expected loss calculations and determined we were not the primary beneficiary of these VIEs. Therefore, these VIEs were not consolidated. Effective January 1, 2010, we adopted the revised guidance surrounding the accounting for VIEs as discussed above and in note 3-D to our consolidated financial statements included in this Annual Report on Form 10-K and determined that we continued not be the primary beneficiary of these VIEs.

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements that, we believe, will have a continuing impact on our financial statements going forward. For a more complete list of recent pronouncements, see note 3-U to our consolidated financial statements included in this Annual Report on Form 10-K.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which is intended to address entities with reporting units with zero or negative carrying amounts. The provisions of this ASU amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 requires entities to consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010. Early adoption is permitted. We expect the adoption of the new guidance on performing Step 2 of the goodwill impairment test as of January 1, 2011 will not have an effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which is intended to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment affects any public entity as defined by FASB ASC 805, Business Combinations (“FASB ASC 805”) that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the ASU 2010-29 will not have an impact to our financial statements as it pertains only to supplemental pro forma disclosures.

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

Fixed Income Securities: We hold the following securities: U.S. treasury securities, U.S. government agency MBS, collateralized mortgage obligations (“CMOs”), non-government MBS, corporate bonds, non-redeemable preferred stock, certificates of deposits, Small Business Administration (“SBA”) loans, residential loans, whole loans, unconsolidated investments in the middle and senior tiers of securitization entities, and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include to-be-announced securities (“TBAs”). The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 bps adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2010, we would incur a loss of $2,022 if the yield curve rises 100 basis points (“bps”) across all maturities and a gain of $1,642 if the yield curve falls 100 bps across all maturities. As of December 31, 2009, our net interest rate risk was immaterial.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment which is denominated in Euros and another permanent capital vehicle for which our investment is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of December 31, 2010 our equity price sensitivity was $4,664 and our foreign exchange currency sensitivity was $1,007. As of December 31, 2009, our equity price sensitivity was $4,101 and our foreign exchange currency sensitivity was $1,451.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2010 and 2009, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $200. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $1,182 and $1,895, as of December 31, 2010 and 2009, respectively.

How we manage these risks

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments—trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the board of directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors has adopted the Code of Conduct applicable to all directors, officers, and employees of the Company. The Code of Conduct is available on our website at www.ifmi.com/investorrelations/gov_conduct.asp

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 is included in the Section entitled “Executive Compensation” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Security Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The Company’s 2006 Long-Term Incentive Plan was approved by our stockholders at the special meeting held on October 6, 2006. The 2006 Long-Term Incentive Plan was amended on April 26, 2007, and again on June 18, 2008.

Following the Merger in December 2009, our Board of Directors assumed the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) from Cohen Brothers on December 16, 2009.

The Company’s 2010 Long Term Incentive Plan was approved by our stockholders at the annual meeting held on December 10, 2010.

The following table provides information regarding the 2006 Long Term Incentive Plan, the 2010 Long Term Incentive Plan and the 2009 Equity Award Plan as of December 31, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	1,581,088
Equity compensation plans not approved by security holders	—	—	—

(1)	Represents restricted shares pursuant to the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan.

All of the Operating LLC restricted units available under the 2009 Equity Award Plan have been issued. The Operating LLC restricted units are a contractual right that entitles the recipient, upon vesting of the restricted unit, to receive the number of membership units set forth in the restricted unit grant document. A restricted unit is subject to either time-based and/or performance-based vesting conditions. These restricted units generally vest over a period of three years from the closing date of the Merger. The membership units issued upon the vesting of these restricted units will, at the election of the holder thereof or the Company, be convertible into the equivalent number of shares of the Company’s Common Stock. Upon the vesting of these restricted units, Daniel G. Cohen is required, pursuant to an Equity Plan Funding Agreement, to transfer to (1) the Operating LLC the number of restricted units equal to the number of membership units to be issued by the Operating LLC upon the vesting of the restricted unit, or (2) the Company the number of shares of the Company’s Common Stock equal to the number of membership units issuable upon the vesting of the restricted unit.

See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan, the 2009 Equity Award Plan and the Equity Plan Funding Agreement, and the 2010 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the Sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Directors Information – Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is included in the Sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

(b) Exhibit List

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 20, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2009).#

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 1, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC, Alesco Financial Holdings, LLC, and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2009).#

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 20, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2009).#

2.4	Amendment No. 3 to Agreement and Plan of Merger, dated as of September 30, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC, and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009).

2.5	Purchase and Contribution Agreement, dated September 14, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers Listed on Annex I thereto and the Management Employees, as defined therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2010).#

2.6	Amendment No. 1 to Purchase and Contribution Agreement, dated October 29, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated September 14, 2010. *

2.7	Amendment No. 2 to Purchase and Contribution Agreement, dated December 27, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated September 14, 2010. *

2.8	Amendment No. 3 to Purchase and Contribution Agreement, dated January 11, 2011, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated September 14, 2010. *#

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.3	Articles of Amendment to Effectuate a Reverse Stock Split (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

Exhibit No.	Description

3.4	Articles of Amendment to Set Par Value (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.5	Articles Supplementary – Series A Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.6	Articles Supplementary – Series B Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.7	Articles of Amendment to change Name to Cohen & Company Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.8	Articles Supplementary – Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2009).

3.9	Articles of Amendment Changing Name to Institutional Financial Markets, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2011).

3.10	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2005).

4.1	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.2	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.3	Junior Subordinated Indenture, dated as of March 15, 2005, by and between Sunset Financial Resources, Inc. (now Institutional Financial Markets, Inc.) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2004).

4.4	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.5	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.6	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.7	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

4.8	Registration Rights Agreement by and among Cohen & Company Inc. (now Institutional Financial Markets, Inc.) and the Holders Listed on the Signature Pages Thereto (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3 filed with the SEC on February 11, 2011).

Exhibit No.	Description

9.1	Voting Agreement dated February 20, 2009 between Alesco Financial Inc. and Cohen Bros. Financial, LLC (incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

9.2	Voting Agreement dated February 20, 2009, between Alesco Financial Inc. and Christopher Ricciardi (incorporated by reference to Exhibit 9.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

9.3	Voting Agreement dated February 20, 2009, between Alesco Financial Inc. and James J. McEntee, III, individually and as trustee on behalf of James J. McEntee, III T/U/A James J. McEntee, III (incorporated by reference to Exhibit 9.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.3	Assignment and Assumption Agreement, dated as of October 6, 2006, by and among Alesco Financial Trust, Sunset Financial Resources, Inc. (now Institutional Financial Markets, Inc.) and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1(a) to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.4	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen Brothers, LLC, transferring the agreement referred to in Exhibit 10.2 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.5	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.6	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.7	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.8	Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2007).

10.9	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

Exhibit No.	Description

10.10	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.11	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.12	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.13	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.14	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.15	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2006).

10.16	Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of January 31, 2007. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.17	Amendment No. 1 to Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of July 31, 2008. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.18	Amendment No. 2 to Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of February 20, 2009. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.19	Employment Agreement by and between Christopher Ricciardi and Cohen & Company Inc. dated February 18, 2010 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.20	Employment Agreement between Cohen Brothers, LLC and Joseph Pooler dated as of May 7, 2008. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.21	Amendment No. 1 to Employment Agreement between Cohen Brothers, LLC and Joseph Pooler dated as of February 20, 2009. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.22	Amendment No. 2 to Employment Agreement between Joseph W. Pooler, Jr. and Cohen Brothers, LLC dated February 18, 2010 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).+

10.23	Cohen Brothers, LLC 2009 Senior Managers’ Cash Bonus Retention Plan. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

Exhibit No.	Description

10.24	Unsecured Subordinated Promissory Note between Cohen Brothers, LLC and Daniel G. Cohen. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.25	Unsecured Subordinated Promissory Note between Cohen Brothers, LLC and Christopher Ricciardi. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.26	Alesco Financial Inc. Cash Bonus Plan (incorporated by reference to Annex B to Alesco Financial Inc’s Registration Statement on Form S-4 filed with the SEC on August 20, 2009). +

10.27	Amended and Restated Loan and Security Agreement by and among Cohen Brothers, LLC, TD Bank, N.A., and the Financial Institutions Now or Hereafter Listed on Schedule A dated as of June 1, 2009. (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). †

10.28	First Amendment to Amended and Restated Loan and Security Agreement by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors party thereto, and TD Bank, N.A. dated as of September 30, 2009 (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 filed with SEC on September 30, 2009).

10.29	Omnibus Joinder and Amendment to Loan Documents by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors party thereto, certain Joining Guarantors and TD Bank, N.A. dated as of December 16, 2009 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.30	Third Amendment to Loan and Security Agreement by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors a party thereto, TD Bank, N.A., and each of the financial institutions identified as Lenders dated as of December 30, 2009 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.31	Cohen Brothers, LLC 2009 Equity Award Plan. (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). +

10.32	Amended and Restated Cohen Brothers, LLC 2009 Equity Award Plan. (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 29, 2010). +

10.33	Form of Cohen Brothers, LLC Restricted Unit Award Pursuant to the Cohen Brothers, LLC 2009 Equity Award Plan. (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). +

10.34	Equity Plan Funding Agreement by and among Daniel G. Cohen and Cohen Brothers, LLC. (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009).

10.35	Letter Agreement by and between Alesco Financial Inc. and Cohen Brothers, LLC dated September 22, 2009 (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 filed with SEC on September 30, 2009).

10.36	Amended and Restated Limited Liability Company Agreement of Cohen Brothers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

10.37	Employment Agreement by and between Daniel G. Cohen and Cohen & Company Inc. dated February 18, 2010 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

Exhibit No.	Description

10.38	2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.39	Form of Award For 2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.40	Form of Promissory Note (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.41	Section 382 Rights Agreement, dated January 5, 2011, by and between Cohen & Company Inc. and Mellon Investor Services LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.42	Amendment No. 1 to Section 382 Rights Agreement, dated January 5, 2011, by and between Cohen & Company Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 6, 2011).

10.43	Employment Agreement by and between Christopher Ricciardi and Cohen & Company Inc. dated February 18, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2010). +

10.44	Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2010). +

10.45	Amendment No. 1 to Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan. +*

10.46	Form of Restricted Stock Award under Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan. +*

10.47	Master Transaction Agreement, dated July 29, 2010, by and among Cohen & Company Inc., Cohen & Company Financial Management, LLC and ATP Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010). †

10.48	Services Agreement, dated July 29, 2010, by and between ATP Management LLC and Cohen & Company Financial Management LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010).

10.49	Loan and Security Agreement, dated July 29, 2010, by and among Dekania Investors, LLC, TD Bank, N.A. and the financial institutions now or thereafter listed on Schedule A thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010).

10.50	Joinder to Loan Documents, dated December 31, 2010, by and among Dekania Investors, LLC, the Subsidiary Guarantors party thereto, Cohen Principal Investing, LLC, TD Bank, N.A. and the financial institutions now or thereafter listed on Schedule A to the Loan and Security Agreement, dated July 29, 2010. *

11.1	Statement Regarding Computation of Per Share Earnings. **

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

21.1	List of Subsidiaries*

Exhibit No.	Description

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Institutional Financial Markets, Inc.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

*	Filed herewith.
**	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 24 to our consolidated financial statements included in this Annual Report on Form 10-K.
+	Constitutes a management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Institutional Financial Markets, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the SEC.
†	Confidential treatment has been requested for portions of this document. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

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

INSTITUTIONAL FINANCIAL MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 4, 2011

INSTITUTIONAL FINANCIAL MARKETS, INC.

By:	/S/ DANIEL G. COHEN
Daniel G. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ WALTER T. BEACH Walter T. Beach	Director	March 4, 2011

/S/ RODNEY E. BENNETT	Director	March 4, 2011
Rodney E. Bennett

/S/ DANIEL G. COHEN Daniel G. Cohen	Chairman, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	March 4, 2011

/S/ THOMAS P. COSTELLO Thomas P. Costello	Director	March 4, 2011

/S/ G. STEVEN DAWSON G. Steven Dawson	Director	March 4, 2011

/S/ JOSEPH M. DONOVAN Joseph M. Donovan	Director	March 4, 2011

/S/ JACK HARABURDA Jack Haraburda	Director	March 4, 2011

/S/ DOUGLAS LISTMAN Douglas Listman	Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	March 4, 2011

/S/ JOSEPH W. POOLER, JR. Joseph W. Pooler, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 4, 2011

/S/ CHRISTOPHER RICCIARDI Christopher Ricciardi	President and Chief Executive Officer of the Capital Markets Division	March 4, 2011

/S/ NEIL SUBIN Neil Subin	Director	March 4, 2011

/S/ LANCE ULLOM Lance Ullom	Director	March 4, 2011

/S/ CHARLES W. WOLCOTT Charles W. Wolcott	Director	March 4, 2011

INSTITUTIONAL FINANCIAL MARKETS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Audit Committee of Institutional Financial Markets, Inc.

We have audited the accompanying consolidated balance sheets of Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.), a Maryland corporation (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in members’/stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Institutional Financial Markets, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 4, 2011

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$43,946	$69,692
Restricted cash	4,507	255
Receivables from related parties	966	1,255
Other receivables	6,033	4,268
Investments-trading	189,015	135,428
Other investments, at fair value	46,551	43,647
Receivables under resale agreements	—	20,357
Goodwill	3,231	8,838
Other assets	12,498	14,680

Total assets	$306,747	$298,420

Liabilities
Payables to:
Brokers, dealers, and clearing agencies	$45,469	$13,491
Related parties	34	—
Accounts payable and other liabilities	13,165	13,199
Accrued compensation	17,358	7,689
Trading securities sold, not yet purchased	17,820	114,712
Securities sold under agreement to repurchase	69,816	—
Deferred income taxes	8,889	9,717
Debt (includes $0 and $3,807 of notes payable to related parties, respectively)	44,688	61,961

Total liabilities	217,239	220,769

Commitments and contingencies (See Note 27)

Equity:
Stockholders’ Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, 0 and 1 share issued and outstanding, respectively	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 and 0 shares issued and outstanding, respectively	5	—
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 10,533,084 and 10,343,347 shares issued, respectively; 10,482,684 and 10,292,947 outstanding, respectively, including 162,226 and 36,109 unvested restricted share awards, respectively	10	10
Additional paid-in capital	58,954	57,411
Retained earnings (accumulated deficit)	6,382	(170)
Accumulated other comprehensive loss	(665)	(582)
Treasury stock at cost (50,400 shares of Common Stock)	(328)	(328)

Total stockholders’ equity	64,358	56,341
Noncontrolling interest	25,150	21,310

Total equity	89,508	77,651

Total liabilities and equity	$306,747	$298,420

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except share or unit and per share or per unit information)

	Year Ended December 31,
	2010	2009	2008
Revenues
Net trading	$70,809	$44,165	$18,234
Asset management	25,281	31,148	63,844
New issue and advisory	3,778	1,816	7,249
Principal transactions and other income / (loss)	25,684	6,957	(6,038)

Total revenues	125,552	84,086	83,289

Operating expenses
Compensation and benefits	77,446	70,519	53,115
Business development, occupancy, equipment	5,470	5,469	6,935
Professional services, subscriptions, and other operating	25,931	16,666	14,393
Depreciation and amortization	2,356	2,543	4,023
Impairment of goodwill/intangible asset	5,607	—	2,078

Total operating expenses	116,810	95,197	80,544

Operating income / (loss)	8,742	(11,111)	2,745

Non operating income / (expense)
Interest expense	(7,686)	(4,974)	(9,143)
Gain on repurchase of debt	2,555	—	—
Gain on sale of management contracts	971	7,746	—
Income / (loss) from equity method affiliates	5,884	(3,455)	262

Income / (loss) before income tax expense (benefit)	10,466	(11,794)	(6,136)
Income tax expense (benefit)	(749)	9	2,049

Net income / (loss)	11,215	(11,803)	(8,185)
Less: Net income/(loss) attributable to the noncontrolling interest	3,620	(98)	(1,259)

Net income (loss) attributable to IFMI	$7,595	$(11,705)	$(6,926)

Income /(loss) per common share/membership unit — basic:
Income / (loss) per common share/membership unit	$0.73	$(1.21)	$(0.72)

Weighted average shares/membership units outstanding — basic	10,404,017	9,639,475	9,590,525

Income /(loss) per common share/membership unit — diluted:
Income / (loss) per common share/membership unit	$0.73	$(1.21)	$(0.72)

Weighted average shares/membership units outstanding — diluted	15,687,573	9,639,475	9,590,525

Dividends declared per common share	$0.10	$—	$—

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Stockholders’ / Members’ Equity

(Dollars in Thousands)

	Institutional Financial Markets, Inc.
	Preferred Stock Class A $ Amount	Preferred Stock Class B $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	IFMI, LLC Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total	Comprehensive Income (Loss)
Balance at December 31, 2007	$—	$—	$—	$—	$—	$72,462	$(11,621)	$—	$—	$60,841	$—
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	12,275	12,275	—
Cumulative effect adjustment for the adoption of fair value option provisions of FASB ASC 825	—	—	—	—	—	(12,223)	11,813	—	—	(410)	—
Tax on cumulative effect adjustment for the adoption of fair value option provisions of FASB ASC 825	—	—	—	—	—	253	(253)	—	—	—	—
Equity-based compensation	—	—	—	—	—	6,177	—	—	—	6,177	—
Repurchase of units, net	—	—	—	—	—	(295)	—	—	—	(295)	—
Distributions	—	—	—	—	—	(7,826)	—	—	—	(7,826)	—
Net loss	—	—	—	—	—	(6,926)	—	—	(1,259)	(8,185)	(8,185)
Accumulated other comprehensive loss	—	—	—	—	—	—	(1,664)	—	—	(1,664)	(1,664)

Balance at December 31, 2008	$—	$—	$—	$—	$—	$51,622	$(1,725)	$—	$11,016	$60,913	$(9,849)

Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	(11,005)	(11,005)	—
Equity-based compensation	—	—	—	207	—	6,243	—	—	106	6,556	—
Distributions	—	—	—	—	—	(4,746)	—	—	—	(4,746)	—
Net loss	—	—	—	—	(170)	(11,535)	—	—	(98)	(11,803)	(11,803)
Merger and Reorganization	—	—	10	57,204	—	(41,584)	710	(328)	21,291	37,303	—
Accumulated other comprehensive income	—	—	—	—	—	—	433	—	—	433	433

Balance at December 31, 2009	$—	—	$10	$57,411	$(170)	$—	$(582)	$(328)	$21,310	$77,651	$(11,370)

Conversion of Series A Preferred Stock to Series B Preferred Stock	—	5	—	(5)	—	—	—	—	—	—	—
Equity-based compensation and vesting of shares	—	—	—	1,658	—	—	—	—	847	2,505	—
Shares withheld for employee taxes	—	—	—	(110)	—	—	—	—	(56)	(166)	—
Dividends/Distributions	—	—	—	—	(1,043)	—	—	—	(528)	(1,571)	—
Net income	—	—	—	—	7,595	—	—	—	3,620	11,215	11,215
Accumulated other comprehensive loss	—	—	—	—	—	—	(83)	—	(43)	(126)	(126)

Balance at December 31, 2010	$—	5	$10	$58,954	$6,382	$—	$(665)	$(328)	$25,150	$89,508	$11,089

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income / (loss)	$11,215	$(11,803)	$(8,185)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of debt	(2,555)	—	—
Gain on sale of management contracts	(971)	(7,746)	—
Equity-based compensation	2,505	6,556	6,177
Realized loss / (gain) on other investments	4,512	(9,959)	(12,601)
Change in unrealized (gain) / loss on other investments	(29,325)	4,349	26,608
Depreciation and amortization	2,356	2,543	4,023
Impairment of goodwill / intangible assets	5,607	—	2,078
(Income) / loss from equity method affiliates	(5,884)	3,455	(262)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(1,833)	4,083	2,583
(Increase) decrease in investments-trading, net	(53,587)	626	8,570
(Increase) decrease in other assets, net	2,865	7,449	(5,950)
(Increase) decrease in receivables under resale agreement	20,357	(20,357)	—
Change in receivables from / payables to related parties, net	281	6,444	4,321
Increase in restricted cash	(4,165)	(50)	—
Increase (decrease) in accrued compensation	9,708	(4,186)	(16,771)
Increase (decrease) in accounts payable and other liabilities	25	(526)	(5,762)
Increase (decrease) in trading securities sold, not yet purchased, net	(96,892)	16,176	—
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	31,978	10,275	887
Increase (decrease) in securities sold under agreement to repurchase	69,816	—	—
Increase (decrease) in deferred income taxes	(828)	—	—

Net cash provided by (used in) operating activities	(34,815)	7,329	5,716

Investing activities
Cash acquired from Merger with AFN	—	76,938	—
Purchase of investments-other investments, at fair value	(12,944)	(690)	(34,688)
Proceeds from sale of management contracts	971	7,746	—
Sales and return of principal of other investments, at fair value	34,908	12,233	40,026
Investment in equity method affiliates	(5,517)	(2,501)	(100)
Return from equity method affiliates	9,983	925	500
Cash used in other acquisition	(297)	—	—
Purchase of furniture, equipment, and leasehold improvements	(939)	(691)	(238)

Net cash provided by (used in) investing activities	26,165	93,960	5,500

Financing activities
Issuance of debt	9,300	—	9,000
Repayment of debt	(24,283)	(57,050)	(63,000)
Payments for deferred issuance and financing costs	(349)	(988)	—
Cash used to net share settle equity awards	(166)	—	—
Repurchase of employee units	—	—	(295)
(Distributions) / contributions to noncontrolling interest	(528)	—	12,275
Payment of share issuance costs	—	(1,233)	—
Dividends / distributions	(1,043)	(4,746)	(7,826)

Net cash (used in) provided by financing activities	(17,069)	(64,017)	(49,846)

Effect of exchange rate on cash	(27)	448	(1,573)

Net increase (decrease) in cash and cash equivalents	(25,746)	37,720	(40,203)
Cash and cash equivalents, beginning of year	69,692	31,972	72,175

Cash and cash equivalents, end of year	$43,946	$69,692	$31,972

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollars in Thousands, except share or unit and per share or per unit information)

1. ORGANIZATION AND NATURE OF OPERATIONS

The Formation Transaction

Cohen Brothers, LLC (“Cohen Brothers”) was formed on October 7, 2004 by Cohen Bros. Financial, LLC (“CBF”). Cohen Brothers was formed to acquire the net assets of CBF’s subsidiaries (the “Formation Transaction”): Cohen Bros. & Company, Inc.; Cohen Frères SAs; Dekania Investors, LLC; Emporia Capital Management, LLC; and the majority interest in Cohen Bros. & Tororian Investment Management, Inc. The Formation Transaction was accomplished through a series of transactions occurring between March 4, 2005 and May 31, 2005.

The Company

From its formation above until December 16, 2009, Cohen Brothers operated as a privately owned limited liability company. On December 16, 2009, Cohen Brothers completed its merger (the “Merger”) with a subsidiary of Alesco Financial Inc. (“AFN”) a publicly traded real estate investment trust.

As a result of the Merger, AFN received 10,343,347 or 66.2% of the membership interests in Cohen Brothers. Of the 66.2% of Cohen Brothers received by AFN in connection with the Merger, 38.5% was received in the form of units issued directly by Cohen Brothers. The remaining 27.7% was acquired by AFN from Cohen Brothers members in exchange for the issuance of AFN common stock to those members. The remaining 5,283,556 membership interests or 33.8% of Cohen Brothers was held by Daniel Cohen (31.9%) and other members (1.9%). The equity interest in Cohen Brothers that is not held by AFN has certain redemptive features which are described in detail in note 19.

Therefore, the members of Cohen Brothers at the time of the Merger received 61.5% of the total ownership interests in the combined entity (33.8% remained as members of Cohen Brothers and 27.7% exchanged their interest in Cohen Brothers for AFN stock). In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer primarily because the owners of Cohen Brothers at the time of the Merger received the majority interest in the merged entity as previously described. As a result, all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. Therefore, the financial statements presented herein include the operations of Cohen Brothers from January 1, 2008 to December 16, 2009 on a stand-alone basis and the operations of the merged entity from December 17, 2009 forward.

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). As a result of the Merger, all prior period membership unit and per unit amounts presented were retroactively restated based on the exchange ratio determined in connection with the Merger.

As used in these consolidated financial statements, the term “the Company” refers to the historical operations of Cohen Brothers and its consolidated subsidiaries from January 1, 2008 through to December 16, 2009 and the combined operations of the merged company and its consolidated subsidiaries subsequent to December 17, 2009. “AFN” refers to the historical operations of Alesco Financial Inc. through the December 16, 2009 Merger date. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. Subsequent to the Merger, Cohen Brothers changed its name to IFMI, LLC and functions as the main operating majority-owned subsidiary of the Company, and in these statements, it is referred to as the “Operating LLC.”

Effective January 1, 2010, the Company ceased to qualify as a REIT. The Company now trades on the NYSE Amex LLC under the ticker symbol “IFMI.” The Company, through its subsidiaries, is an investment firm specializing in credit related fixed income investments. As of December 31, 2010, the Company had $10.3 billion in assets under management (“AUM”).

The Company’s business is organized into three business segments:

Capital Markets: The Company’s Capital Markets segment consists of credit-related fixed income securities sales and trading as well as new issue placements in corporate and securitized products and advisory revenue. The Company’s fixed income sales and trading group provides trade execution to corporate and institutional investors. The Company specializes in the following products: high grade corporate bonds, high yield corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), collateralized loan obligations (“CLOs”), collateralized debt obligations, collateralized bond obligations, commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for cash equity and derivative products.

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

Principal Investing: The Company’s Principal Investing segment is comprised primarily of its investments in certain Investment Vehicles it manages.

The Company generates its revenue by segment primarily through the following activities:

Capital Markets:

•

trading activities of the Company which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

•

new issue and advisory revenue comprised primarily of (i) origination fees for corporate debt issues originated by the Company; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management:

•

asset management fees for the Company’s on-going services as asset manager charged and earned by managing Investment Vehicles, which may include fees both senior and subordinated to the securities in the Investment Vehicle;

•	incentive management fees earned based on the performance of the various Investment Vehicles;

Principal Investing:

•

gains and losses (unrealized and realized) and income and expense earned on securities (primarily investments in certain Investment Vehicles the Company manages) classified as other investments, at fair value; and

•	income or loss from equity method affiliates.

The activities noted above are carried out through the following main operating subsidiaries:

1.	Cohen & Company Financial Management, LLC acts as asset manager and investment advisor to the Alesco I through IX collateralized debt obligations. It also serves as a service provider to the manager of the Alesco X – XVII collateralized debt obligations. Alesco collateralized debt obligations invest in bank and insurance company TruPS as well as insurance company subordinated debt.

2.	Dekania Capital Management, LLC acts as asset manager and investment advisor to the Company’s Dekania and pre-2007 Dekania-Europe brand collateralized debt obligations. Dekania brand collateralized debt obligations invest primarily in insurance TruPS and insurance company subordinated debt denominated in U.S. Dollars. Dekania-Europe brand collateralized debt obligations invest primarily in TruPS and insurance company subordinated debt denominated in Euros.

3.	Strategos Capital Management, LLC (“Strategos”) acts as asset manager and investment advisor to the Company’s collateralized debt obligations that invest primarily in high grade and mezzanine asset backed securities. Additionally, Strategos acts as manager for Strategos Deep Value Mortgage Funds and manages client funds under separate account arrangements. See note 32, Subsequent Events.

4.	Cohen & Company Securities, LLC (“CCS”) is a securities broker-dealer, which provides several classes of service, including securities brokerage and investment banking services. CCS is a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”), and the Securities Investor Protection Corporation (“SIPC”). It provides trade execution to corporate and institutional investors and specializes in the following products: high grade corporate bonds, RMBS and hybrid capital of financial institutions including TruPS.

5.	Cohen & Company Capital Markets, LLC (“CCCM”), formerly Fairfax I.S. (US) LLC, is a securities broker-dealer which the Company acquired effective in September 2010. See note 4. The Company acquired CCCM in 2010 (formerly named Fairfax) primarily to avail ourselves of its existing clearing relationship. CCCM also provides several classes of service, including securities brokerage and investment banking services. CCCM is a broker-dealer registered with the SEC and is a member of the FINRA, and the SIPC. It provides trade execution to corporate and institutional investors and specializes in the following products: high grade corporate bonds, high yield corporate bonds and loans, ABS, MBS, CLOs, collateralized bond obligations, CMBS, RMBS, SBA loans, U.S. government bonds, U.S. government agency securities, hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. In addition, it originates and trades brokered deposits or CDs for small banks as well as serves as an agency brokerage business offering execution and brokerage services for cash equity and derivative products. It is a wholly owned subsidiary of Cohen Securities Funding, LLC. See note 9 listed below.

6.	Cohen Asia Investments Ltd. owns 50% of Star Asia Management, Ltd. (“Star Asia Manager) which is the external manager of Star Asia Finance, Ltd. (“Star Asia”) and earns management fees and incentive fees related to this entity. Star Asia invests in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments.

7.	EuroDekania Management Limited is a Financial Services Authority (“FSA”) Regulated Firm in the United Kingdom and acts as the external manager of EuroDekania Limited (“EuroDekania”) and earns management fees and incentive fees related to this entity. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CLOs, CMBS, RMBS, and widely syndicated leverage loans.

Since 2007, EuroDekania Management Limited has acted as asset manager and investment advisor to the Company’s 2007 and later Dekania-Europe brand collateralized debt obligations. Dekania-Europe brand collateralized debt obligations invest primarily in TruPS and insurance company subordinated debt denominated in Euros. EuroDekania Management Limited also carries out our Capital Markets segment activities in Europe including brokerage, advisory, and new issue services.

8.	Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research advisor to Dekania Capital Management, LLC and EuroDekania Management Limited in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all collateral or assets included in Dekania Europe collateralized debt obligations.

9.	Cohen Securities Funding, LLC is a subsidiary of the Company that holds certain investments classified as investments – trading. It is the parent company of the securities broker-dealer, CCCM.

10.	Dekania Investors, LLC is the primary obligor of the Company’s outstanding credit facility with TD Bank, N.A. and holds certain investments classified as other investments, at fair value that collateralize this facility. In addition, Dekania Investors LLC is the parent company of Cohen & Company Financial Management, LLC and Dekania Capital Management, LLC.

11.	Cohen Principal Investing, LLC acts as a holding company for certain investments classified as other investments, at fair value that do not serve as collateral under the Company’s outstanding credit facility with TD Bank, N.A.

2. BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. GAAP. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Merger was completed on December 16, 2009 and was accounted for as a reverse merger. Certain changes to prior year balance sheet amounts have been made in accordance with the accounting guidance for business combinations to reflect adjustments made during the measurement period to provisional amounts for assets acquired and liabilities assumed from AFN on December 16, 2009. See note 4.

The Company revised the prior period consolidated balance sheet at December 31, 2009 and the consolidated statement of changes in stockholders’ / members’ equity for the year ended December 31, 2009 to properly display historical accumulated other comprehensive income that was allocated to the minority interest holders from the Company’s controlling interest upon the consummation of the Merger and reorganization of the Company from a limited liability company to a corporation. The Company had previously presented additional paid in capital of $58,121 and accumulated other comprehensive loss of $(1,292). The revision reduced additional paid in capital by $710 and decreased accumulated other comprehensive loss by $710. Total controlling interest in stockholders’ / members’ equity, total noncontrolling interest in stockholders’/members’ equity, total stockholders’/members equity, total liabilities, and total assets remained unchanged as December 31, 2009. There was no impact to the Company’s consolidated statements of operations. The Company believes this revision was not material to any of the previously issued financial statements, based on the Company’s assessment performed in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A . Principles of Consolidation

The consolidated financial statements reflect the accounts of IFMI and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

B . Use of Estimates

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

C . Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments that have maturities of three months or less. Most cash and cash equivalents are in the form of short-term investments and are not held in federally insured bank accounts.

D . Adoption of New Accounting Standards

Accounting for Transfers of Financial Assets

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”), which formally codifies the new guidance on the accounting for transfers of financial assets issued in June 2009. The new guidance seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, the new guidance eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The Company’s adoption of the new guidance on accounting for transfers of financial assets as of January 1, 2010 did not have an effect on the Company’s consolidated financial statements.

Variable Interest Entities

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) – Improvements in Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which formally codifies the revised guidance on the accounting for variable interest entities (“VIE” or “VIEs”) issued in June 2009. The revised guidance deals with determining whether an entity is a VIE and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under the revised guidance, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised guidance also requires an enterprise to assess whether it has an implicit responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for fiscal years and interim periods beginning after November 15, 2009. However, in February 2010, the FASB issued ASU No. 2010-10, Consolidation (Topic 810): Amendment for Certain Investment Funds (“ASU 2010-10”) which delayed the effective date of the revised guidance for an interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. The amendments also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating the specified criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the FASB’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments included in ASU 2010-10 do not defer the disclosure requirements included in ASU 2009-17. The Company’s adoption of the revised guidance, as modified by the deferral, on variable interest entities as of January 1, 2010 did not have a material impact on the Company’s consolidated financial statements for VIEs that it was involved with as of January 1, 2010 based on the Company’s analysis as of that date. However, this is an ongoing assessment and it may impact the Company’s consolidated financial statements in the future. See notes 3-K and 26 for additional disclosures provided about VIEs.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). ASU 2010-06 amends FASB ASC 820 to require a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, to present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. Since the provisions in ASU No. 2010-06 require only additional disclosures concerning fair value measurements, the Company’s adoption of the provisions that were effective for interim periods beginning after December 15, 2009 during the first quarter of 2010 did not affect the Company’s financial position, results of operations, or cash flows. The Company has included the required disclosures in this Annual Report on Form 10-K.

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

E. Financial Instruments

The Company accounts for its investment securities at fair value under various accounting literature including FASB Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“FASB ASC 320”), pertaining to investments in debt and equity securities and the fair value option of financial instruments in FASB ASC 825, Financial Instruments (“FASB ASC 825”). The Company also accounts for certain assets at fair value under the applicable industry guidance, namely FASB ASC 946, Financial Services-Investment Companies (“FASB ASC 946”).

The Company adopted the fair value measurement provisions included in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) applicable to financial assets and financial liabilities (except for certain provisions related to nonfinancial assets and nonfinancial liabilities for which the Company adopted effective January 1, 2009) effective January 1, 2008. FASB ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and requires additional disclosures about fair value measurements. The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (an exit price). An exit price valuation will include margins for risk even if they are not observable. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). The Company applied the provisions of FASB ASC 820 prospectively to financial assets and financial liabilities that are required to be measured at fair value under existing U.S. GAAP. Upon adoption of the fair value measurement provisions of FASB ASC 820 on January 1, 2008, the Company did not record a cumulative effect adjustment of applying FASB ASC 820 to the Company’s opening members’ capital, as the Company already had previously recorded its assets and its liabilities at fair value. See note 10 for additional information regarding FASB ASC 820.

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

See note 10 for the information regarding the effects of applying the fair value option to the Company’s financial instruments on the Company’s consolidated financial statements for the year ended December 31, 2010.

The changes in fair value (realized and unrealized gains and losses) of these instruments are recorded in principal transactions and other income in the consolidated statements of operations. See notes 9 and 10 for further information.

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

In all the periods presented, all securities were either classified as trading or available for sale. No securities were classified as held to maturity. Furthermore, the Company elected the fair value option, in accordance with FASB ASC 825, for all securities that were classified as available for sale. Therefore, for all periods presented, all securities owned by the Company were accounted for at fair value with unrealized and realized gains and losses recorded in the statement of operations.

All securities that are classified as trading are included in investments-trading. However, when the Company acquires an investment that is classified as available for sale, but for which the Company elected the fair value option under FASB ASC 825, a distinction is made that impacts the Company’s accounting treatment. If the investment is expected to be managed by employees of the Company’s Capital Markets’ segment, the investment is also classified as investments-trading. Otherwise, the investment is classified as other investments, at fair value. In general, investments-trading represent securities acquired in the secondary market while other investments, at fair value represent investments obtained in primary issuances or investments in Investment Vehicles managed by the Company.

The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, valuations provided by pricing services or, when independent broker quotations or pricing service valuations are unavailable, valuation models prepared by the Company’s management. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.

Also, from time to time, the Company may be deemed to be the primary beneficiary of a variable interest entity and may be required to consolidate it and its investments under the provisions included in FASB ASC 810, Consolidation (“FASB ASC 810”). See notes 3-K and 26. In those cases, the Company’s classification of the assets as trading, other investments, at fair value, available for sale, or held to maturity will depend on the investment’s intended use by the variable interest entity.

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

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated balance sheets. Unrealized and realized gains and losses on trading securities sold, not yet purchased are recorded in net trading in the consolidated statement of operations. See notes 9 and 10.

F. Investment Vehicles

As of December 31, 2010 and 2009, the Company had investments in several Investment Vehicles. When making an investment in an Investment Vehicle, the Company must determine the appropriate method of accounting for the investment. In most cases, the Company will either (i) consolidate the Investment Vehicle; (ii) account for its investment under the equity method of accounting or (iii) account for its investment as a marketable equity security under the provisions of FASB ASC 320. In the case of (ii) and (iii), the Company may account for its investment at fair value under the fair value option election included in FASB ASC 825.

The Company may treat an investment in equity of an entity under the equity method of accounting when it has significant influence (as described in the FASB Codification) in the investee. Significant influence is commonly interpreted as owning between 20% and 50% of an investee. However these percentages are only a guideline and the Company considers the unique facts and circumstances of each investment. In addition, the Company may elect to account for its investment at fair value under the fair value option included in FASB ASC 825.

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

The following discussion describes the Company’s accounting policy as it pertains to certain of the Company’s Investment Vehicles, the associated management contracts, and other related transactions. All of the Investment Vehicles described below are considered related parties of the Company. See note 30.

Alesco Financial Inc. (“AFN”)

Prior to the Merger, the Company had an investment in and served as external manager of AFN. See note 4.

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

Prior to the consummation of the Merger, the Company treated its investment in AFN as a marketable equity security. Effective January 1, 2008, the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E and 4 for further information. Upon the consummation of the Merger, the Company reclassified its investment to treasury stock on the Company’s consolidated balance sheets in December 2009.

The Company served as external manager of AFN prior to the consummation of the Merger. The management contract for AFN included a base fee, an incentive fee, and an asset management fee credit which was included as a component of asset management revenue in the consolidated statement of operations.

See note 4 for further discussion on the Merger.

Brigadier

The Company had an investment in and served as external manager of a series of investment funds and related entities (collectively, “Brigadier”) until the liquidation of Brigadier in the fourth quarter of 2010.

Brigadier, formed by the Company in May 2006, was a series of investment funds that primarily earned investment returns by investing in various fixed income and credit market related investments and securities through its master fund (described below). Brigadier had a single master fund and two feeder funds. One feeder fund was referred to as the onshore feeder fund and was designed for investors that were non tax exempt U.S. taxpayers. Foreign and U.S. tax-exempt investors invested through a second feeder fund referred to as the offshore feeder fund.

The Company accounted for its investment in Brigadier as an equity method investment. Effective January 1, 2008, the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825.

As of December 31, 2009, the Company owned 85% of the onshore fund through its general and limited partnership interests.

In the first half of 2010, Brigadier fund determined it would liquidate. Effective beginning in the second quarter of 2010, the Brigadier fund had ceased permitting redemptions until final liquidation. The Brigadier fund completed its liquidation during the fourth quarter of 2010. The fund distributed 90% of its NAV to unit holders during the second quarter of 2010, with the remaining 10% distributed in the fourth quarter of 2010 upon the completion of final audits and settlement of expenses of the fund. The Company continued to treat the onshore feeder fund as an equity method investment even though it owned a majority of the interests as the fund completed its liquidation during 2010.

The Company also served as external manager of Brigadier. The management contract for these entities included a base fee, an incentive fee and an asset management fee credit which is included as a component of asset management revenue in the consolidated statement of operations. Effective April 30, 2010 and in conjunction with the liquidation of Brigadier, the Company stopped charging management fees.

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

As of December 31, 2010 and 2009, the Company directly owned approximately 27% and 11%, respectively, of Star Asia’s outstanding shares. In March 2010, the Company participated in a rights offering of Star Asia and made an additional investment in Star Asia and increased its ownership percentage. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected effective January 1, 2008. See notes 3-E, 9 and 10 for further information. Effective with this ownership increase, Star Asia is considered an equity method affiliate. However, the Company continued its fair value election regarding Star Asia. See note 10. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825.

In January 2007, the Company made an initial investment in Star Asia Manager. Star Asia Mercury LLC (formerly, Mercury Partners, LLC) (“Mercury”) made an equal investment in Star Asia Manager. The Company and Mercury each own 50% of Star Asia Manager. The Company treats its investment in Star Asia Manager under the equity method. The Company did not elect to carry its investment at fair value under the fair value option election included in FASB ASC 825.

Star Asia Manager also serves as external manager of Star Asia. The management contract includes a base fee, an incentive fee, and an asset management fee credit Star Asia Manager recognizes the management fee income from its management contract with Star Asia. The Company recognizes its share of Star Asia Manager under the equity method of accounting.

EuroDekania Limited (“EuroDekania”)

The Company has an investment in, and serves as external manager of EuroDekania.

EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or U.K. Pounds Sterling.

As of December 31, 2010 and 2009, the Company directly owned approximately 5% and 2%, respectively, of EuroDekania’s outstanding shares. The Company accounts for its investment in EuroDekania as a marketable equity security classified as available for sale for which the fair value option was elected effective January 1, 2008. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E, 9 and 10 for further information.

The Company also serves as external manager of EuroDekania. The management contract includes a base fee, an incentive fee, and an asset management fee credit which is included as a component of asset management revenue in the consolidated statement of operations.

Muni Funding Company of America, LLC (“MFCA”)

The Company has an investment in MFCA. The Company served as external manager of MFCA from MFCA’s inception until March 18, 2009. See note 6. MFCA primarily invests in securities that are exempt from U.S. federal income taxes. MFCA is a limited liability company.

As of December 31, 2010 and 2009, the Company owned approximately 3% of MFCA’s outstanding shares. The Company accounted for its investment in MFCA under the equity method of accounting prior to 2008. Effective January 1, 2008, the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E, 9 and 10 for further information.

During the period that the Company served as external manager of MFCA, the management contract included a base fee, an incentive fee, and an asset management fee credit. The Company included the revenue earned as a component of asset management revenue in the consolidated statement of operations.

Strategos Deep Value Mortgage Funds (“Deep Value”)

The Company has an investment in and serves as external manager of Strategos Deep Value Mortgage Fund and other related entities, a series of closed-end distressed debt funds (collectively, “Deep Value”). Deep Value raises capital from investors, and earns investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of residential mortgage backed securities and other real estate related securities, as well as other U.S. real estate related assets and related securities.

The Company formed the initial fund in October 2007 which consummated its first closing in April 2008. From the inception of the first fund through December 31, 2010, the Company had launched three master funds. The first master fund had two feeder funds. One feeder fund was referred to as the onshore fund and was designed for investors that are non tax exempt U.S. taxpayers. Foreign and U.S. tax-exempt investors invested through a second feeder fund referred to as the offshore fund. The second master fund does not have feeders. The third master fund has an offshore feeder fund only. Investors hold limited partner interests in the feeder funds (in the case of the first and third master fund) or in the master fund itself (in the case of the second master fund). The Deep Value Credit GP, LLC (the “Deep Value GP”) serves as the general partner for the feeder funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of the second master fund). The Deep Value Credit II GP, LLC (the “Deep Value GP II”) serve as the general partner for the offshore feeder fund (in the case of the third master fund). Deep Value GP and Deep Value GP II are collectively referred to as the “Deep Value GPs.”

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

As of December 31, 2008 and through the first quarter of 2009, the Company directly owned 55% in the onshore fund through its limited partnership interests. At that point in time, the Company expected its majority stake to remain in place for the life of the fund. Accordingly, the Company concluded that it should consolidate the onshore feeder fund. However, during the second quarter of 2009, the Company’s ownership percentage in the onshore feeder fund declined to 30%. Accordingly, in the second quarter of 2009, the Company deconsolidated the onshore feeder fund. No gain or loss was recognized related to the deconsolidation. From that point forward, the Company accounted for its investment in the funds under the equity method of accounting. However, the Company elected the fair value option provisions included in FASB ASC 825. See notes 3-E, 9 and 10 for further information.

As of December 31, 2010, the first Deep Value fund liquidated substantially all of its investments and expects to distribute any remaining investments during the first quarter of 2011. As of December 31, 2010, the Company owned approximately 33% first of the Deep Value onshore feeder fund and 9% of the first Deep Value offshore feeder fund.

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

The Company’s Management Contract with Deep Value

The Company also serves as external manager of Deep Value. The management contracts include a base management fee. In addition, the limited partnership agreements include incentive fees payable to the Deep Value GPs. The base fee is included as a component of asset management revenue in the consolidated statement of operations. The incentive fee, if any, is recognized by the Deep Value GP and the Company recognizes its share of the Deep Value GP earnings as equity method income. The base fee is calculated as a percentage of either the capital drawn in the fund or the net asset value of the fund. The incentive fee is based on cash available for distribution after the investors have received their return of capital and an agreed upon minimum annual cumulative investment return.

Dekania Corp. (“DEKU”)

Dekania Corp. (“DEKU”) was a business combination company which the Company sponsored its creation in 2007 for the purpose of acquiring one or more unidentified businesses. DEKU completed its public offering in February 2007 and was listed on the NYSE Amex under the symbol “DEK.”

From DEKU’s inception, the Company owned 14% of DEKU’s outstanding shares and beneficially owned 22% of DEKU’s outstanding shares when the shares owned by the Company’s chairman and chief executive officer as well as certain of the Company’s employees were considered. The Company treated its initial investment as an equity method investment (which was recorded in investment in equity method affiliates in the consolidated balance sheets) and recognized its share (14%) of DEKU’s earnings or losses over time as income or loss from equity method affiliates in the consolidated statements of operations. The Company did not elect to carry its investment at fair value under the fair value option provisions included in FASB ASC 825.

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

The Company did not serve as external manager of DEKU. The Company had a facilities sharing agreement with DEKU. See note 30.

Star Asia SPV

Star Asia SPV is a newly organized Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in the Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 30% of Star Asia SPV’s outstanding shares as of December 31, 2010. Star Asia SPV is an equity method investee of the Company. The Company did not elect the fair value option.

Duart Capital Management LLC (“Duart Capital”) and Duart Global Deep Value Securities Fund LP (“Duart Fund”)

Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of December 31, 2010. Duart Capital is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund. The Company did not elect the fair value option for its investment in Duart Capital.

The Duart Fund is a specialized deep value and special situations opportunity fund formed in September 2010. The Duart Fund’s investment objective is to provide superior absolute returns by investing primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, and debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps related to real estate securities) and partnership or fund interests in the real estate markets. Capital raising activities are ongoing and the Company’s ownership interest percentage is expected to decline. The Duart Fund is an equity method investee of the Company for which the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. Effective December 31, 2010, the Company submitted a redemption notice to the Duart Fund to redeem 100% of its capital. The Company expects to receive its redemption by March 31, 2011. Upon redemption, the Company will own 0% of the fund. See notes 3-E, 9 and 10.

G. Derivative Financial Instruments

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

Derivative financial instruments are recorded at fair value in the consolidated statements of operations and are included within investments-trading, other investments, at fair value, and trading securities sold, not yet purchased.

The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (iii) arising from the Company’s investments in floating rate investments; (iii) arising from the uncertainty associated with a financial obligor’s ability to make timely principal and/or interest payments and (iv) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts; (ii) EuroDollar futures; (iii) credit default swaps; and (iv) purchase and sale agreements of “to-be-announced” securities (“TBAs”). TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exist: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as standard security trade. The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

Derivatives involve varying degrees of off-balance sheet risk, whereby changes in the level or volatility of interest rates or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of its carrying amount. Depending on the Company’s investment strategy, realized and unrealized gains and losses are recognized in principal transactions and other income or in net trading in the Company’s consolidated statements of operations on a trade date basis. See note 11.

H. Furniture, Equipment, and Leasehold Improvements, Net

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

I. Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the amount of the purchase price in excess of the fair value assigned to the individual assets acquired and liabilities assumed in the July 2007 acquisition of the 10% of Strategos that the Company did not previously own in the amount of $3,121 and $8,728 as of December 31, 2010 and 2009, respectively. See note 13. Goodwill also includes $110 related to the amount of the purchase price in excess of the fair value assigned to the individual assets acquired and liabilities assumed in the Merger. See note 4. In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“FASB ASC 350”), goodwill and intangible assets deemed to have indefinite lives are not amortized to expense but rather are analyzed for impairment.

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

The goodwill related to the Merger was allocated to the asset management segment and the capital markets segment. Therefore, the impairment analysis is done at the segment level and fair value of each segment is determined. In the case of the goodwill related to Strategos, the analysis is done at the Strategos reporting unit level. The Company estimates the fair value of Strategos using a discounted cash flow model. Management develops and tests the reasonableness of the inputs and outcome of the discounted cash flow model against other available comparable market data.

The Company includes intangible assets for two broker-dealer licenses in other assets on its consolidated balance sheets that it considers to have indefinite useful lives. The Company determined that the broker-dealer licenses were not impaired as of December 31, 2010, 2009, and 2008 related to CCS and as of December 31, 2010 related to CCCM.

J. Intangible Assets with Finite Lives

Intangible assets which are included in other assets on the Company’s consolidated balance sheets primarily consisted of the 10% of Strategos management contracts that the Company acquired in July 2007. See note 14. The Company amortizes intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets. In accordance with FASB ASC 350, the Company will review intangible assets with finite lives for impairment whenever an impairment indicator exists under FASB ASC 360. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. Any impairment charge is included in the consolidated statements of operations as impairment of intangible assets.

K. Variable Interest Entities

FASB ASC 810, Consolidation (“FASB ASC 810”) contains the guidance surrounding the definition of variable interest entities (“VIEs”), the definition of variable interests, and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities including collateralized loan obligations and collateralized debt obligations.

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis. The Company has included the required disclosures for variable interest entities in its consolidated financial statements for the year ended December 31, 2010. See notes 3-D and 26 for further details.

The Merger: As a result of the Merger, the Company acquired interests in various VIEs held by AFN. In most cases, these were the most junior interests in the VIEs. AFN had previously been consolidating these VIEs as it had determined it was the primary beneficiary when it initially acquired its interests. Between the date of AFN’s initial determination it was primary beneficiary and the Merger, these VIEs had suffered severe levels of defaults and losses. The losses were so severe that they resulted in substantial impairment in the value and cash flows earned by the junior interests AFN held. In many cases, the interests held by AFN were generating no cash flows and the securities held by AFN were deemed to be severely impaired. AFN continued to consolidate these VIEs because the provisions of FASB ASC 810 do not allow a primary beneficiary to reconsider its primary beneficiary status solely based on deterioration of the value or operations of the VIE. However, the Company concluded that the Merger was a reconsideration event. Therefore, upon the Merger, the Company performed the required expected loss calculations and determined it was not the primary beneficiary of these VIEs. Therefore, these VIEs were not consolidated. Effective January 1, 2010, the Company adopted the revised guidance surrounding the accounting for VIEs as discussed above and in note 3-D and determined that the Company continued not be the primary beneficiary of these VIEs.

L . Collateralized Securities Transactions

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

In the case of reverse repurchase agreements, if the counterparty does not meet its contractual obligation to return securities used as collateral, or does not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations to its customers or counterparties. The Company’s policy to control this risk is monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure.

In the case of repurchase agreements, if the counterparty makes a margin call and the Company is unable or unwilling to meet the margin call, the counterparty can sell the securities to repay the obligation. The Company is at risk that the counterparty may sell the securities at unfavorable market prices and the Company may sustain significant loss. The Company controls this risk by monitoring its liquidity position to ensure it has sufficient cash or liquid securities to meet margin calls.

In the normal course of doing business, the Company enters into reverse repurchase agreements that permit it to re-pledge or resell the securities to others. See note 12.

M . Revenue Recognition

Net trading: Net trading includes: (i) all gains, losses, and income (interest and dividend) from securities classified as investments-trading and trading securities sold, not yet purchased; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Riskless principal trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions are recognized on a trade date basis. The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, or, when such quotations are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense which is directly incurred to purchase income generating assets related to trading activities. Such interest expense is recorded on an accrual basis.

Asset management: Asset management revenue consists of collateralized debt obligation asset management fees, fees earned for management of the Company’s permanent capital vehicles and investment funds, fees earned under a service arrangement with another collateralized debt obligation asset manager, and other asset management fees. collateralized debt obligation asset management fees are earned for providing ongoing asset management services to the trust. In general, the Company earns a senior asset management fee, a subordinated asset management fee, and an incentive asset management fee.

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

The incentive management fee is an additional payment, made typically after five to seven years of the life of a collateralized debt obligation, which is based on the clearance of an accumulated cash return on investment (“Hurdle Return”) received by the most junior collateralized debt obligation Securities holders. It is an incentive for the Company to perform in its role as asset manager by minimizing defaults and maximizing recoveries. The incentive management fee is not ultimately determined or payable until the achievement of the Hurdle Return by the most junior collateralized debt obligation securities holders. The Company does not recognize incentive fee revenue until the Hurdle Return is achieved and the amount of the incentive management fee is determinable and payment is reasonably assured.

Other asset management fees represents fees earned for the base and incentive management of various other Investment Vehicles that the Company manages. See note 3-F.

New issue and advisory: New issue and advisory revenue includes: (i) revenues earned for arranging the issuance of newly created debt, equity, and hybrid financial instruments, (ii) fees charged for advisory services and (iii) origination fees for corporate debt issues originated by the Company.

New issue and advisory revenue is recognized when all services have been provided and payment is earned. In some cases, the Company will utilize third party professionals to assist in the provision of some of these functions (primarily origination). In such cases, the Company records the cost of the third party services as component of professional services, subscriptions, and other operating expenses and the revenue in new issue and advisory revenue.

Principal transactions and other income/ (loss): Principal transactions include all gains, losses, and income (interest and dividend) from securities or loans classified as other investments, at fair value in the consolidated balance sheets.

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

Other income / (loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, and other miscellaneous income.

N. Interest Expense

Interest expense incurred on general and corporate indebtedness is recorded on an accrual basis and presented in the consolidated statements of operations as a separate non-operating expense. See note 18.

O. Leases

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

P . Noncontrolling Interest

As of December 31, 2008 and through the first quarter of 2009, the Company directly owned 55% in the Deep Value onshore feeder fund through its limited partnership interests. See note 3-F. The remaining 45% noncontrolling interest was included in the consolidated statements of operations for the first quarter of 2009. In the second quarter of 2009, the Company deconsolidated the onshore feeder fund as the Company’s ownership fell below 50%.

Subsequent to the consummation of the Merger on December 16, 2009, member interests in the Operating LLC, other than the interests held by the Company, are treated as a noncontrolling interest. As of December 31, 2010 and 2009, the Company directly owned approximately 66.2% of the Operating LLC. See notes 1 and 4. The remaining 33.8% noncontrolling interest was included in the consolidated balance sheet as of December 31, 2010 and 2009 and the consolidated statement of operations for the period from December 17, 2009 through December 31, 2009 and the year ended December 31, 2010.

Q . Equity-Based Compensation

The Company accounts for equity-based compensation issued to its employees using the fair value based methodology prescribed by the provisions related to share-based payments included in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”).

Through the periods presented herein, the Company has issued the following types of instruments: (i) “Restricted Units” which include actual membership interests of the Operating LLC, which may be subject to certain restrictions as well as certain long term incentive profit (“LTIP”) units; (ii) “Options” which are the option to purchase a Restricted Unit; and (iii) “Restricted Shares” which are common shares of IFMI.

When issuing equity compensation, the Company first determines the fair value of the Restricted Units, Options, or Restricted Shares granted.

Prior to the consummation of the Merger, the Company would use internal valuation models developed with the assistance of an independent third party appraiser. In the case of Restricted Units, the Company would use the most recent valuation to ascertain the value of the units granted or vested, as the application of FASB ASC 718 requires, depending on the facts or circumstances. In the case of the Options, the Company would set the strike price at the per unit value implied by the valuation used. The Options would be valued based on that strike price and other assumptions using the Black-Scholes valuation method. See note 20. Subsequent to the consummation of the Merger, any future equity based awards are measured at their estimated fair value based on the Company’s stock price on the date of grant or valued based on the stock price and other assumptions using the Black-Scholes valuation method.

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

R . Accounting for Income Taxes

Prior to the Merger, the Company, and subsequent to the Merger, its majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. It is, however, subject to entity level income taxes in the United Kingdom, France, New York City, Pennsylvania, Philadelphia and the State of Illinois. Beginning on April 1, 2006, the Company qualified for Keystone Opportunity Improvement Zone (“KOZ”) benefits which exempts the Operating LLC and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. The Company’s current lease in Philadelphia will expire on April 30, 2016. However, presuming the Company extends its lease, it will be entitled to KOZ benefits through December 31, 2018.

For the stub period from the Merger, December 17, 2009 to December 31, 2009, the Company was taxed as a REIT for United States federal income tax purposes and therefore was not subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution and share ownership tests were met. Effective as of January 1, 2010, the Company ceased to qualify as a REIT and is instead treated as a C corporation for United States federal income tax purposes.

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

The Company’s policy is to record penalties and interest as component of provision for income taxes in the consolidated statements of operations.

S . Other Comprehensive Income (Loss)

The Company reports all changes in comprehensive income (loss) in the consolidated statements of changes in members’/stockholders’ equity. Comprehensive income (loss) includes net income (loss), and foreign translation adjustment.

T. Earnings Per Common Share/ Membership Unit

In accordance, with FASB ASC 260, Earnings Per Share (“FASB ASC 260”), the Company presents both basic and diluted earnings (loss) per common share/membership unit in its consolidated financial statements and footnotes. Basic earnings (loss) per common share/membership unit (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders or members by the weighted average number of common shares or membership units, and restricted stock entitled to non-forfeitable dividends outstanding for the period. Diluted earnings per common share/membership unit (“Diluted EPS”) reflects the potential dilution of common stock equivalents (such as options or restricted stock entitled to forfeitable dividends), if they are not anti-dilutive. See note 24 for the computation of earnings (loss) per common share or membership unit.

U . Recent Accounting Developments

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which is intended to address entities with reporting units with zero or negative carrying amounts. The provisions of this ASU amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 requires entities to consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010. Early adoption is permitted. The Company expects the adoption of the new guidance on performing Step 2 of the goodwill impairment test as of January 1, 2010 will not have an effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which is intended to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment affects any public entity as defined by FASB ASC 805, Business Combinations (“FASB ASC 805”) that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of the new guidance to have an impact to its financial statements as it pertains only to supplemental pro forma disclosures.

V . Business Concentration

A substantial portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. Collateralized debt obligation asset management revenue was generated from a limited number of collateralized debt obligations.

The following table provides a summary for the relevant periods:

SUMMARY OF REVENUE CONCENTRATION

(Dollars in Thousands)

	Year ended December 31,
	2010	2009	2008
Collateralized debt obligation asset management revenue and related service agreements	$19,850	$26,319	$47,712
Total asset management revenue	$25,281	$31,148	$63,844
Total revenues	$125,552	$84,086	$83,289
Collateralized debt obligation asset management % as compared to total asset management fees	79%	84%	74%
Collateralized debt obligation asset management % as compared to total revenues	16%	31%	57%
Number of collateralized debt obligations generating management fees	34	40	42

In addition, the Company may earn a substantial portion of its income in the form of principal transactions. This is comprised of gains and losses on a small number of investments. Principal transactions and other income / (loss) represents 20%, 8%, and (7)% of the Company’s total revenue for the years ended December 31, 2010, 2009, and 2008 respectively.

W. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 10 for a discussion of the fair value hierarchy.

Cash and cash equivalents: Both restricted and unrestricted cash are carried at historical cost which is assumed to approximate fair value.

Investments-trading : These amounts are carried at fair value. The fair value is based on either quoted market prices of an active exchange, independent broker market quotations, or valuation models when quotations are not available.

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

Securities sold under agreement to repurchase: The liability for securities sold under agreement to repurchase are carried at their contracted repurchase price, and are very short-term in nature, and are re-priced frequently with amounts normally due in one month or less, accordingly, these contracts are at amounts that approximate fair value.

Debt : These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of December 31, 2010, the fair value of the Company’s debt is estimated to be $43.1 million. As of December 31, 2009, the carrying value of debt approximated fair value.

Derivatives: These amounts are carried at fair value. The fair value is based on quoted market prices on an exchange that is deemed to be active.

4. ACQUISITIONS

JVB Financial Holdings, L.L.C.

On September 14, 2010, the Company, entered into a Purchase and Contribution Agreement (the “Purchase Agreement”) with JVB Financial Holdings, L.L.C., a Florida limited liability company (“JVB”), the sellers listed in the Purchase Agreement (the “Sellers”) and certain employees of JVB (the “Management Employees”) pursuant to which the Sellers agreed to sell all of the equity in JVB to Operating LLC and JVB would become a wholly owned subsidiary of the the Operating LLC. On January 13, 2011, the Company completed its acquisition of JVB. See note 32, Subsequent Events.

Fairfax, LLC

Effective in September 2010, the Company acquired Fairfax I.S., LLC (“Fairfax”). Fairfax is a FINRA regulated U.S. broker-dealer. The Company changed its name to Cohen & Company Capital Markets, LLC and continues to operate it as a wholly owned broker-dealer subsidiary. The purchase price was $297. The Company allocated the purchase price as follows:

Restricted cash	$100
Other assets	220

Accounts payable	(23)

Purchase price	$297

Included in other assets, the Company assigned $166 to the value of the broker-dealer license. This was treated as an indefinitely lived intangible asset and will be reviewed for impairment annually. See note 14.

Merger with AFN

On December 16, 2009, Cohen Brothers completed its Merger with AFN. In accordance with U.S. GAAP, the transaction was accounted for as a reverse acquisition and Cohen Brothers was deemed the accounting acquirer. Cohen Brothers’ net assets were carried forward at their existing accounting basis and all of AFN’s assets and liabilities were revalued at fair value as of the acquisition date. The consolidated financial statements of the Company as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 include the historical operations of Cohen Brothers from January 1, 2008 through to December 16, 2009 and the combined operations of the combined company from December 17, 2009 to December 31, 2010. The merged company operates in three business segments: (1) Capital Markets, (2) Asset Management, and (3) Principal Investing.

AFN contributed an immaterial amount of revenue and earnings to the Company for the period from December 17, 2009 to December 31, 2009. The following unaudited pro forma summary presents consolidated information of the Company as if the Merger had occurred on January 1, 2008:

	Pro forma Year ended December 31,
	2009	2008
Revenue	$82,823	$(2,931)
Earnings (loss) attributable to IFMI	$(18,686)	$(49,895)

In 2009, the Company incurred $1,506 of professional fees related to the merger included as a component of professional services and other operating expenses in the Company’s consolidated statements of operations; $1,233 of stock issuance costs capitalized and reclassified to additional paid in capital in the Company’s consolidated balance sheets upon the successful completion of the Merger; and retention bonuses of $12,374 which were included as a component of compensation and benefits in the Company’s consolidated statement of operations.

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

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date on December 16, 2009. During the measurement period, which ended on December 31, 2010, net adjustments of $713 were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below. The balance sheet at December 31, 2009 has been retrospectively adjusted to reflect these adjustments as required by the accounting guidance for business combinations.

	Total Estimated Fair Value as of Acquisition Date (provisional) (a)	Measurement Period Adjustments	Total Estimated Fair Value as of Acquisition Date (final)
Assets acquired:
Cash and cash equivalents	$76,938	$—	$76,938
Receivables	89	—	89
Investments-trading	119,280	—	119,280
Other investments, at fair value	974	—	974
Other assets (b)	2,826	(309)	2,517

Liabilities assumed:
Accounts payable and other liabilities (b)	(4,488)	(160)	(4,648)
Due to broker	(5,105)	—	(5,105)
Due to related parties	(422)	—	(422)
Securities sold, not yet purchased	(98,536)	—	(98,536)
Deferred income taxes (c)	(10,899)	1,182	(9,717)
Debt	(42,616)	—	(42,616)

Net equity	38,041	713	38,754
Purchase price for net assets acquired	38,864	—	38,864

Goodwill (d)	$823	$(713)	$110

(a)	As previously reported in the Company’s 2009 Annual Report on Form 10-K.
(b)	These measurement period adjustments were recorded to reflect changes in the estimated fair value of certain assets and liabilities. These adjustments were made largely to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.
(c)	These measurement period adjustments primarily reflect the tax impact on the pre-tax measurement period adjustments. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.
(d)	Goodwill recognized as of the acquisition date totaled $55 for the Company’s Capital Markets segment and $55 for the Company’s Asset Management segment. See notes 13 and 28.

The allocation of the purchase price to the consolidated assets and liabilities of AFN resulted in goodwill of $110 (which is the difference between the fair value of AFN’s net assets and its market capitalization as of December 16, 2009). The goodwill is not deductible for tax purposes. The goodwill was allocated 50% to the Capital Markets operating segment and 50% to the Asset Management operating segment.

Upon the completion of the Merger, Cohen Brothers unit holders who elected not to convert their units to AFN shares directly held and continue to hold approximately 33.8% of the membership units in the Operating LLC, which is the Company’s main operating subsidiary. This 33.8% ownership interest in the Operating LLC is accounted for by the Company as a noncontrolling interest. Below is a summary of the amounts allocated to the noncontrolling interests at the acquisition date:

Cohen Brothers’ historical members’ equity as of December 16, 2009	$38,731
Less: Noncontrolling unit holders’ interests in Cohen Brothers’ historical balance sheet (pre-combination)	54.97%

Allocation of members’ equity at date of Merger		$21,291
Post combination net loss	(257)
Noncontrolling unit holders’ ownership percentage in IFMI	33.8%

Allocation of post combination loss to noncontrolling interests		(87)
Post combination equity-based compensation	313
Noncontrolling unit holders’ ownership percentage in IFMI	33.8%

Allocation of post combination equity-based compensation to noncontrolling interests		106

Noncontrolling interest as of December 31, 2009		$21,310

5. SALE OF MANAGEMENT CONTRACTS

Alesco X through XVII Securitizations

On July 29, 2010, Cohen & Company Financial Management, LLC (“CCFM”), a subsidiary of IFMI, entered into a Master Transaction Agreement whereby it sold to ATP Management, LLC (“ATP”) the collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations, which represented $3.8 billion of assets under management on such date. The Company received $4,831, net of expenses and purchase price adjustments, at the close of the transaction.

In connection with the Master Transaction Agreement, CCFM entered into a three-year Services Agreement under which it will provide certain services to ATP. ATP will pay CCFM up to $13,618 under the Services Agreement. ATP agreed to escrow the amounts payable under this arrangement. Any amounts earned under this arrangement are recorded as a component of asset management revenue in the consolidated statement of operations.

The $4,831 received up front was recorded as deferred revenue in the consolidated balance sheet and is recognized as a component of asset management revenue in the consolidated statement of operations, on a straight line basis, over the remaining period of the Services Agreement. As of December 31, 2010, there was $3,596 of deferred revenue related to these contracts included as a component of other assets in the Company’s consolidated balance sheets.

CLO Management Contracts

On February 27, 2009, the Company sold three CLO management contracts comprising substantially all of the Company’s middle market loans-U.S. (Emporia) business line to an unrelated third party. The Company received net proceeds from this sale, after the payment of certain expenses, of approximately $7,258. These proceeds were used to pay down the Company’s existing bank debt outstanding as of that date. In addition, the

Company was entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. In addition to purchasing the management contracts, the unrelated third party hired several of the Company’s employees who had serviced these contracts and the Company terminated the remainder.

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

The Company recorded a net gain on sale of collateral management contracts of $7,746 for the year ended December 31, 2009 in the consolidated statement of operations (representing the net cash received of $7,746, which included the $3,000 discussed above as well as the subordinated management fees received from the unrelated third party during the second, third and fourth quarters of 2009). The Company reclassified the contingent payment of $3,000 from a liability in the consolidated balance sheets to net gain on sale of collateral management contracts in the consolidated statements of operations upon the consummation of the Merger in December 2009. The Company recorded $971 of these contingent payments during the year ended December 31, 2010. As of June 30, 2010, the Company reached the maximum limit of additional fees it could receive under these contracts. Therefore, the Company no longer recorded any additional gain on these contracts subsequent to June 30, 2010.

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

Also effective March 18, 2009, the Company and an affiliate of the same unaffiliated third party entered into an agreement whereby the Company assigned the management agreement of the NPPF 1 securitization (“NPPF I”) to the unrelated third party. Effective April 22, 2009, when necessary third party approvals were received, the unaffiliated third party began to serve as the collateral manager. 55% of any management fees the unaffiliated third party receives from NPPF I are paid to the Company. The Company recognizes this sub advisory fee as other income which is a component of principal transactions and other income in the consolidated statements of operations. The Company personnel that provided the services related to this contract were terminated and hired by the unaffiliated third party.

7. RESTRICTED CASH AND RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

There were no amounts receivable from brokers, dealers and clearing agencies as of December 31, 2010 and 2009.

The Company held restricted cash of $4,507 and $255 as of December 31, 2010 and December 31, 2009, respectively. Of the $4,507 of restricted cash held at December 31, 2010, the Company had $1,266 of restricted cash on deposit related to outstanding foreign currency forward contracts and EuroDollar futures contracts, $2,448 of restricted cash held with counterparties of repurchase agreement transactions, and $793 of restricted cash on deposit with clearing brokers. The restricted cash held at December 31, 2009 related to deposits with clearing brokers.

Amounts payable to brokers, dealers and clearing agencies consists of the following at December 31, 2010 and 2009, respectively.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	December 31, 2010	December 31, 2009
Unsettled regular way trades, net	$14,927	$7,415
Margin payable	30,542	6,076

Payables to brokers, dealers, and clearing agencies	$45,469	$13,491

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $828, $6 and $0 for the year ended December 31, 2010, 2009 and 2008, respectively.

8. OTHER RECEIVABLES

Receivables are comprised of the following:

OTHER RECEIVABLES

(Dollars in Thousands)

	December 31, 2010	December 31, 2009
Asset management fees	$2,712	$3,683
New issue and advisory	—	61
Reimbursable costs	101	61
Accrued interest receivable	1,326	348
Commissions receivable	1,660	—
Other	234	115

	$6,033	$4,268

Asset management and new issue and advisory receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis. See note 3-M regarding asset management fees accrued. Reimbursable costs represent various fees paid by the Company but incurred on behalf of an Investment Vehicle managed by the Company that will be reimbursed by the Investment Vehicle. Accrued interest receivable represents interest accrued on the Company’s investment securities. Commissions receivable primarily represents outstanding fees for trades completed by the Company’s agency brokerage business offering execution and brokerage services for cash equity and derivative products and are of a routine and short-term nature. Other receivables represent other miscellaneous receivables that are of a short-term nature.

9. FINANCIAL INSTRUMENTS

Investments — Trading

The following table provides a detail of the investments classified as investments-trading as of December 31 of each year:

INVESTMENTS — TRADING

(Dollars in Thousands)

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain /(Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations (1)	$111,587	$110,665	$(922)
Residential mortgage-backed securities	1,238	1,237	(1)
Commercial mortgage-backed securities	4,300	4,279	(21)
U.S. Treasury securities	2,116	1,888	(228)
Interests in securitizations (2)	3,236	4,500	1,264
Small Business Administration (“SBA”) loans	33,270	33,212	(58)
Corporate bonds and redeemable preferred stock	17,234	16,837	(397)
Certificates of deposit	15,159	15,239	80
Equity securities	1,270	1,192	(78)
Eurodollar futures	—	(34)	(34)

Investments-trading	$189,410	$189,015	$(395)

Security Type	December 31, 2009
	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$106,575	$106,575	$—
Residential mortgage-backed securities	964	964	—
Interests in securitizations (2)	27,710	9,110	(18,600)
TruPS	3,380	3,380	—
SBA loans	15,248	15,399	151

Investments-trading	$153,877	$135,428	$(18,449)

(1)	Includes TBAs. See notes 3-G and 11.
(2)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.

Trading Securities Sold, Not Yet Purchased

The following table shows the cost and carrying value of all trading securities sold, not yet purchased as of December 31, of each year.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities (1)	$—	$374	$(374)
U.S. Treasury securities	17,360	17,130	230
Corporate bonds	212	213	(1)
Certificates of deposit	98	96	2
Equity securities	6	7	(1)

Total	$17,676	$17,820	$(144)

	December 31, 2009
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities	$93,536	$94,837	$(1,301)
U.S. Treasury security	20,000	19,875	125

Total	$113,536	$114,712	$(1,176)

(1)	Represents TBAs. See notes 3-G and 11.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company recognized $189 and $3,984 of net trading losses for the year ended December 31, 2010 and 2009, respectively, that relate to investments-trading and trading securities sold, not yet purchased still held at December 31, 2010 and December 31, 2009, respectively.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$105	$(112)
Equity Securities:
EuroDekania	7,259	1,258	(6,001)
Star Asia	23,344	38,025	14,681
MFCA	5,561	2,480	(3,081)
Deep Value (2)	—	28	28
Duart Fund	4,500	4,277	(223)
Other securities	342	567	225

Total equity securities	41,006	46,635	5,629

Residential loans	336	303	(33)
Foreign currency forward contracts	—	(492)	(492)

Other investments, at fair value	$41,559	$46,551	$4,992

	December 31, 2009
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$13,379	$2,380	$(10,999)
Equity Securities:
EuroDekania	6,977	451	(6,526)
Star Asia	17,503	14,058	(3,445)
RAIT	9,619	669	(8,950)
Brigadier (3)	—	4,075	4,075
MFCA	5,561	2,380	(3,181)
Deep Value	14,506	19,236	4,730
Other securities	175	138	(37)

Total equity securities	54,341	41,007	(13,334)

Residential loans	260	260	—

Other investments, at fair value	$67,980	$43,647	$(24,333)

(1)	Primarily comprised of collateralized debt obligations.
(2)	The Company originally invested $14,506 in Deep Value. The remaining investment represented accumulated unrealized appreciation on this investment. The investment in Deep Value was, at all times during 2009 and 2010 carried at its estimated fair value. However, for the purposes of the table above and determining the cost basis, the Company treated the redemptions during the year ended December 31, 2010 as first representing a return of investment and second representing a redemption of net appreciation. As of September 30, 2010, Deep Value liquidated substantially all of its remaining investments and expects to distribute any of its remaining investments during the first quarter of 2011.
(3)	The Company originally invested $30,000 in the Brigadier onshore feeder fund. As of December 31, 2008, the Company had redeemed its entire initial investment. The remaining investment represented accumulated unrealized appreciation on this investment. Brigadier completed its liquidation during the fourth quarter of 2010.

.

10. FAIR VALUE DISCLOSURES

Fair Value Option

The Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions of FASB ASC 825. The primary reasons for electing the fair value option when it first became available in 2008 were to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment. In addition, the election was made for certain investments that were previously required to be accounted for under the equity method because their fair value measurements were readily obtainable.

Such financial assets accounted for at fair value include:

•	in general, securities that would otherwise qualify for available for sale treatment;

•	in general, investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies);

•	in general, investments in residential loans.

As a result of the adoption of the fair value option provisions included in FASB ASC 825, the Company recorded a loss of $410, net of tax, as a cumulative effect adjustment to the Company’s beginning members’ capital at January 1, 2008. The loss was comprised of the following: (1) a loss of $331, net of tax, related to an adjustment between the fair value and the carrying value for the Company’s investment in MFCA on January 1, 2008; and (2) a loss of $79, net of tax, related to the reversal of accrued interest on the most junior collateralized debt obligation securities for which the fair value option was elected at the date of adoption. In addition, $11,813 of previously recognized loss was reclassified from other comprehensive income to members’ capital.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized gains (losses) of $23,515, $9,092, and $(8,618), respectively, related to changes in fair value of investments for which it elected the fair value option during the year ended December 31, 2010, 2009 and 2008, respectively.

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

Level1	Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level2	Financial assets and liabilities whose values are based on one or more of the following:

1.	Quoted prices for similar assets or liabilities in active markets;

2.	Quoted prices for identical or similar assets or liabilities in non-active markets;

3.	Pricing models whose inputs are observable for substantially the full term of the asset or liability; or

4.	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were not transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2010. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$110,665	$—	$41,780	$68,885
Residential mortgage-backed securities	1,237	—	1,237	—
Commercial mortgage-backed securities	4,279	—	4,279	—
U.S. Treasury securities	1,888	1,888	—	—
Interests in securitizations (1)	4,500	—	—	4,500
SBA loans	33,212	—	33,212	—
Corporate bonds and redeemable preferred stock	16,837	—	16,837	—
Certificates of deposit	15,239	—	15,239	—
Equity securities	1,192	1,192	—	—
Eurodollar futures	(34)	(34)	—	—

Total investments-trading	$189,015	$3,046	$112,584	$73,385

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	1,258	—	—	1,258
Star Asia (3)	38,025	—	—	38,025
MFCA (4)	2,480	—	—	2,480

	41,763	—	—	41,763

Investment Funds
Deep Value (5)	28	—	—	28
Duart Fund (5)	4,277	—	4,277	—

	4,305	—	4,277	28
Other	567	67	—	500

Total equity securities	46,635	67	4,277	42,291
Interests in securitizations (1)	105	—	—	105
Residential loans	303	—	—	303
Foreign currency forward contracts	(492)	(492)	—	—

Total other investments, at fair value	$46,551	$(425)	$4,277	$42,699

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency mortgage-backed securities	$374	$—	$374	$—
U.S. Treasury securities	17,130	17,130	—	—
Corporate bonds	213	—	213	—
Certificates of deposit	96	—	96	—
Equity securities	7	7	—	—

Total trading securities sold, not yet purchased	$17,820	$17,137	$683	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Hybrid Securities Fund — European
(3)	Real Estate Fund — Asian
(4)	Tax Exempt Fund
(5)	Real Estate Funds

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2009 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$106,575	$—	$106,575	$—
Residential mortgage-backed securities	964	—	964	—
Interests in securitizations (1)	9,110	—	—	9,110
TruPS	3,380	—	—	3,380
SBA loans	15,399	—	15,399	—

Total investments-trading	$135,428	$—	$122,938	$12,490

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
RAIT (2)	$669	$669	$—	$—
EuroDekania (3)	451	—	—	451
Star Asia (4)	14,058	—	—	14,058
MFCA (5)	2,380	—	—	2,380

	17,558	669	—	16,889

Investment Funds
Brigadier (6)	4,075	—	4,075	—
Deep Value (7)	19,236	—	—	19,236

	23,311	—	4,075	19,236
Other	138	40	—	98

Total equity securities	41,007	709	4,075	36,223
Interests in securitizations (1)	2,380	—	—	2,380
Residential loans	260	—	—	260

Total other investments, at fair value	$43,647	$709	$4,075	$38,863

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency mortgage-backed securities	$94,837	$—	$94,837	$—
U.S. Treasury security	19,875	19,875	—	—

Total trading securities sold, not yet purchased	$114,712	$19,875	$94,837	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Real estate industry
(3)	Hybrid Securities Fund — European
(4)	Real Estate Fund — Asian
(5)	Tax Exempt Fund
(6)	Multi-Strategy Credit Funds
(7)	Real Estate Funds

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the hierarchy of the estimate.

U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: These are securities which are generally traded over-the-counter. The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. This is considered a Level 2 valuation in the hierarchy. In instances where the securities are either new issuances or experience illiquidity, such as collateralized mortgage obligations, more specifically agency inverse interest-only securities, the Company may use its own internal valuation models, which are based on an income approach. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

In some cases, the new issuances are senior in nature and fairly liquid, however due to the fact it is a new issuance, it is difficult to obtain third party pricing and the Company uses internal models to determine fair value. In these cases, the Company will classify such an issuance as Level 3 within the hierarchy until it is able to obtain third party pricing.

Residential Mortgage-Backed Securities and Commercial Mortgage-Backed Securities: The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. These quotes generally represent indicative levels at which a party may be willing to enter into a transaction. The Company generally classifies the fair value of these securities within Level 2 of the valuation hierarchy.

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

TruPS: The fair value of investments in TruPS is estimated using valuation models prepared by the Company’s management and is classified as Level 3 of the valuation hierarchy. These valuation models are based on an income approach. These investment securities generally do not trade in an active market and, therefore, observable price quotations are not available. Fair value is determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.

SBA Loans: The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. The Company generally classifies these investments within Level 2 of the valuation hierarchy. These valuations are based on a market approach.

Corporate Bonds and Redeemable Preferred Stock: The Company uses recently executed transactions, or third party quotations from independent pricing services to arrive at the fair value of its investments in corporate bonds and redeemable preferred stock. These valuations are based on a market approach. The Company generally classifies the fair value of these bonds within Level 2 of the valuation hierarchy.

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. These are securities which are traded on a recognized liquid exchange. This is considered a Level 1 value in the hierarchy. In some cases, the Company owns options or warrants in publicly traded companies when the option or warrant itself is not publicly traded. In those cases, the Company uses an internal valuation model and classifies the investment within Level 3 of the valuation hierarchy. Other equity securities represent investments in investment funds and other non-publicly traded entities. Substantially all of these other entities have the attributes of investment companies as described in FASB ASC 946-15-2. Prior to the third quarter of 2009, the Company’s estimate of the fair value of its investment in these entities was based on valuation models prepared by Company’s management, which were based on a market approach, and were generally classified within Level 3 of the valuation hierarchy. During the third quarter of 2009, the Company began to estimate the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities except Star Asia. The Company generally classifies these estimates within either Level 2 if its investment in the entity is currently redeemable or Level 3 if its investment is not currently redeemable. In the case of Star Asia, the Company utilizes a series of valuation models to determine fair value, which use both market and income based approaches.

Residential Loans: Valuations models prepared by the Company’s management are used. These valuation models are based on the market approach. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third-party pricing services. Certificates of deposit are generally recognized in Level 2 of the fair value hierarchy.

Derivatives:

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the foreign currency forward contracts is based on current quoted market prices. These are considered a Level 1 value in the hierarchy. See note 11.

EuroDollar Futures

EuroDollar futures are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the EuroDollar futures contracts is based on current quoted market prices. These are considered a Level 1 value in the hierarchy. See note 11.

TBAs

The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. TBAs are generally classified within Level 2 of the fair value hierarchy. If there is limited transaction activity or less transparency to observe market based inputs to value models, TBAs are classified in Level 3 of the fair value hierarchy. U.S. government agency mortgage-backed securities and collateralized mortgage obligations include TBAS. Unrealized gains on TBAs are included in investments-trading on the Company’s consolidated balance sheets and unrealized losses on TBAs are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 11.

Trading Securities Sold, Not Yet Purchased: The securities are valued using quoted active market prices of the securities sold and are generally categorized within Level 1 or 2 of the valuation hierarchy depending on the type of investment sold. For a discussion of the valuation methodology used for U.S. government agency mortgage-backed securities, refer to “U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations.” For a discussion of the valuation methodology used for U.S. Treasury securities, refer to “U.S. Treasury Securities.” For a discussion of the valuation methodology for corporate bonds, refer to “Corporate Bonds.” For a discussion of the valuation methodology for certificates of deposit, refer to “Certificates of Deposit.” For a discussion of the valuation methodology for equity securities, refer to “Equity Securities.” For a discussion of the valuation methodology for TBAs, refer to “Derivatives-TBAs.”

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the year ended December 31, 2010, 2009, and 2008:

LEVEL 3 INPUTS

Year Ended December 31, 2010

(Dollars in Thousands)

	January 1, 2010	Net realized/unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	December 31, 2010	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income / (loss)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$—	$(1,895)	$—	$7,281	$63,499	$68,885	$(1,887)
Interests in securitizations (3)	9,110	20,914	—	—	(25,524)	4,500	1,621
TruPS	3,380	5,322	—	—	(8,702)	—	—

Total investments-trading	$12,490	$24,341	$—	$7,281	$29,273	$73,385	$(266)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$451	$—	$525	$—	$282	$1,258	$525
Star Asia (5)	14,058	—	18,126	—	5,841	38,025	18,126
MFCA (6)	2,380	—	100	—	—	2,480	100

	16,889	—	18,751	—	6,123	41,763	18,751

Investment Funds
Brigadier (7)	—	—	(77)	4,216	(4,139)	—	—
Deep Value (8)	19,236	—	4,481	—	(23,689)	28	(4,702)

	19,236	—	4,404	4,216	(27,828)	28	(4,702)

Other	98	—	225	—	177	500	225

Total equity securities	36,223	—	23,380	4,216	(21,528)	42,291	14,274
Interests in securitizations (3)	2,380	—	3,485	—	(5,760)	105	(58)
Residential loans	260	—	(33)	—	76	303	(33)

Total other investments, at fair value	$38,863	$—	$26,832	$4,216	$(27,212)	$42,699	$14,183

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds — European
(5)	Real Estate Funds — Asian
(6)	Tax Exempt Funds
(7)	Multi-Strategy Credit Funds
(8)	Real Estate Funds

LEVEL 3 INPUTS

Year Ended December 31, 2009

(Dollars in Thousands)

	January 1, 2009	Net realized/unrealized gains (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	December 31, 2009	Unrealized gains/(losses) still held (2)
		Net trading	Principal transactions and other income / (loss)
Assets:
Investments-trading
Interests in securitizations (3)	$3,000	$(3,067)	$—	$5,752	$3,425	$9,110	$(3,021)
TruPS	—	—	—	—	3,380	3,380	—

Total investments-trading	$3,000	$(3,067)	$—	$5,752	$6,805	$12,490	$(3,021)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$1,476	$—	$(1,025)	$—	$—	$451	$(1,025)
Star Asia (5)	10,545	—	3,423	—	90	14,058	3,423
MFCA (6)	728	—	1,052	—	600	2,380	1,052

	12,749	—	3,450	—	690	16,889	3,450

Investment Funds
Brigadier (7)	13,986	—	118	(4,104)	(10,000)	—	—
Deep Value (8)	24,487	—	6,268	—	(11,519)	19,236	6,268

	38,473	—	6,386	(4,104)	(21,519)	19,236	6,268

Other	—	—	—	—	98	98	—

Total equity securities	51,222	—	9,836	(4,104)	(20,731)	36,223	9,718
Interest in securitizations	4,843	—	(3,635)	2,141	(969)	2,380	(3,469)
Residential loans	—	—	—	—	260	260	—

Total other investments, at fair value	$56,065	$—	$6,201	$(1,963)	$(21,440)	$38,863	$6,249

(1)	Includes return of principal/capital of interests in securitizations and investment funds. In addition, purchases and (sales), net for the investment funds include a decrease of $10,967 related to the Deep Value onshore feeder fund’s investment in the related master fund. The Company deconsolidated the Deep Value onshore feeder fund as of April 1, 2009. See notes 3-F and 29. Purchases and (sales), net also include certain investments which were acquired from AFN as a result of the Merger in December 2009. Amounts include interests in securitizations of $3,337 and TruPS of $3,380 classified as investments-trading, as well as $260 of residential loans classified as other investments, at fair value on the Company’s consolidated balance sheets. See notes 4 and 29.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at December 31, 2009.
(3)	Comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds — European
(5)	Real Estate Funds — Asian
(6)	Tax exempt Funds
(7)	Multi-Strategy Credit Funds
(8)	Real Estate funds

LEVEL 3 INPUTS

Year Ended December 31, 2008

(Dollars in Thousands)

	January 1, 2008	Net realized/unrealized gains (losses) included in income		Transfers in and/or out, net of Level 3	Purchases and (Sales), net (1)	December 31, 2008	Unrealized gains (losses) still held (2)
		Net trading	Principal transactions and other income / (loss)
Assets:
Investments-trading	$15,612	$(4,906)	$—	$(2,576)	$(5,130)	$3,000	$(3,375)
Other investments, at fair value	70,695	—	(8,568)	(4,000)	(2,062)	56,065	(20,826)

(1)	Includes return of principal/capital of collateralized debt obligations.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at December 31, 2008.

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

Investments-trading: During the year ended December 31, 2010, the transfers into Level 3 reflect the transfer from Level 2 of our investments in certain U.S. government agency collateralized mortgage obligations, specifically agency inverse interest only securities, due to the fact that these securities are not very liquid, pricing discovery is challenging and there is decreased observability of inputs. During the year ended December 31, 2009, transfers into Level 3 reflects the transfers from Level 2 of collateralized debt obligation securities comprised of securitized bank TruPS, due to decreased observability of inputs. During the year ended December 31, 2009, the transfers out of Level 3 were primarily attributable to the ability to obtain at least two independent broker market quotations and to corroborate the market quotes. During the year ended December 31, 2008, the Company wrote down to zero an ABS collateralized debt obligation security it owned as part of its investments-trading. This was treated as a realized loss of $2,941 which was included in net trading in the consolidated statements of operations. The change in unrealized loss related to this security was reversed. The transfers out of Level 3 for the year ended December 31, 2008 were primarily attributable to the ability to obtain at least two independent broker market quotations and to corroborate the market quotes.

Other investments, at fair value: During the year ended December 31, 2010, the transfers in to Level 3 reflect the transfer from Level 2 of our investment fund, Brigadier, due to the fact that the investment was not currently redeemable. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective for the second quarter of 2010, the Brigadier fund ceased permitting redemptions until final liquidation. Therefore, no investor requested redemptions were allowed. The Brigadier fund completed its liquidation during the fourth quarter of 2010. The fund distributed 90% of its net asset value to its unit holders during the second quarter of

2010, and the remaining 10% was distributed upon the completion of the final audit and settlement of expenses of the fund in the fourth quarter of 2010. During the year ended December 31, 2009, transfers in to Level 3 reflect the transfers from Level 2 of collateralized debt obligation securities comprised of securitized bank TruPS, due to decreased observability of inputs. During the year ended December 31, 2009, the transfers out of Level 3 to Level 2 represent a certain investment fund for which the Company estimated its fair value based on the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions of FASB ASC 820 which were adopted by the Company during the third quarter of 2009. During the year ended December 31, 2008, the transfers out of Level 3 were primarily attributable to obtaining at least two independent broker-dealer market quotations and to corroborate the market quotes.

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at December 31, 2010 and 2009:

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at December 31, 2010 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$105		N/A	N/A
Star Asia (b)	38,025		N/A	N/A
MFCA (c)	2,480		N/A	N/A

	40,610

Investment Funds:
Deep Value (e)	28	—	N/A	N/A
Duart Fund (f)	4,277	—	Quarterly	90 days

	4,305	—

Total	$44,915	$—

	Fair Value at December 31, 2009 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$451		N/A	N/A
Star Asia (b)	14,058		N/A	N/A
MFCA (c)	2,380		N/A	N/A

	16,889

Investment Funds:
Brigadier (d)	4,075	$—	Monthly	90 days
Deep Value (e)	19,236	—	N/A	N/A

	23,311	—

Total	$40,200	$—

N/A — Not applicable.

(a)	EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe (“EuroTruPS”); widely syndicated leveraged loans by European corporate loans; CMBS, including subordinated interests in first mortgage real estate loans (“B-Notes”); and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using a series of internal valuation models that use both the market and income approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $44,760 as of December 31, 2010 and $17,088 as of December 31, 2009.
(c)	MFCA’s investment strategy is to make direct and indirect investments in certain securities whose interest payments are exempt from U.S. federal income taxes consisting of long-term obligations issued by or on behalf of non-profit institutions and state authorities in the healthcare, education, cultural, philanthropic, research, service/advocacy, infrastructure and housing sectors. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company does not manage MFCA. Therefore, the Company uses the latest reported net asset value from the third party manager. From time to time, this may be one quarter in arrears. During 2010, MFCA announced that it intends to list its equity securities on a public exchange. To date, no public listing has been completed. If such a listing is completed in the future on a nationally recognized exchange, the Company will cease to apply the provisions of FASB ASC 820 and will determine the fair value of its interest in MFCA based on the public trading price rather than the underlying net asset value of MFCA.
(d)	Brigadier’s investment strategy was to make investments in various sectors of the fixed income markets. Prior to the commencement of the liquidation process, the fund operated under four basic investment strategies: long-short, relative value, primary origination and market arbitrage. The investment manager may have periodically reallocated its assets among different strategies based on the desired risk management characteristics of the fund. After a one-year lock-up period, the fund allowed monthly redemptions upon 90 days notice. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective beginning in the second quarter of 2010, the Brigadier fund ceased permitting redemptions until final liquidation. Brigadier completed its liquidation during the fourth quarter of 2010. The fair value of the investment in this category had been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(e)	Deep Value’s investment strategy is to make investments in securities secured by, or related to, residential and commercial real estate including RMBS, equity and debt investments in collateralized debt obligations that are collateralized mainly by RMBS, senior and subordinated mortgage notes, preference shares and whole loans secured by or related to residential real estate and other related securities and derivatives referencing the foregoing. The fund may also invest in CMBS and other securities and debt secured by or relating to commercial real estate. This is a closed-end fund that does not allow redemptions. The expected term of the fund is three years, with two optional one-year extensions. As of September 30, 2010, Deep Value liquidated substantially all of its investments and expects to distribute any of its remaining investments during the first quarter of 2011.The fair value of the investment in this category has been estimated using the net asset value per share of the investments in accordance with the “practical expedient” provisions of FASB ASC 820.
(f)

The Duart Fund is a specialized deep value and special situations investment opportunity fund. The Duart Fund’s investment strategy is to make investments primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, or debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps that relate to real estate securities) and partnership or fund interests in the real estate industry globally. The Duart Fund allows quarterly redemptions upon 90 days notice. Effective December 31, 2010, the Company submitted a redemption notice to the Duart Fund to redeem 100% of its capital. The Company expects to receive its redemption by March 31, 2011.The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

(Dollars in Thousands)

	December 31, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill (Strategos)	$3,121	$—	$—	$3,121

The Company determined the fair value of its goodwill related to the Strategos acquisition using a discounted cash flow model, which is based on an income approach. This value was determined in accordance with its annual impairment test. An impairment charge of $5,607 was recorded. See note 13.

11. DERIVATIVE FINANCIAL INSTRUMENTS

See note 3-G for a discussion of the Company’s accounting policy on derivative financial instruments.

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets. As of December 31, 2010, the Company had 190 outstanding foreign currency forward contracts with a notional amount of 12.5 million Japanese Yen per contract. The Company had no forward currency forward contracts as of December 31, 2009.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures. The Company carries the EuroDollar futures contracts at fair value and includes them as a component of investments-trading in the Company’s consolidated balance sheets. As of December 31, 2010, the Company had 87 outstanding EuroDollar futures contracts with a notional amount of $1 million per contract and a duration of three months. The Company had no EuroDollar futures contracts as of December 31, 2009.

TBAs

The Company trades U.S. Government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments–trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2010, the Company had entered into four open TBA sale agreements in the notional amount of $157,500 and one open TBA purchase agreement in the notional amount of $50,000. The Company had no TBAs as of December 31, 2009.

Credit Default Swap

The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. From time to time, the Company may enter into credit default swap arrangements as the buyer of protection to modify the credit risk inherent in certain investments in collateralized debt obligations it holds as investments-trading. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company carries the credit defaults swaps at fair value and includes them as a component of investments-trading in the consolidated balance sheets. The Company includes any gain or loss as part of net trading on the consolidated statements of operations. The Company sold its credit default swap in the first quarter of 2009. As of December 31, 2010 and 2009 and for the period from the second quarter of 2009 until December 31, 2010, the Company was not a party to any credit default swap arrangements.

Interest Rate Swap

One of the Company’s former loan agreements required the Company to enter into a hedging agreement in a notional amount equal to at least 50% of the outstanding balance of a former term loan. The Company entered into an interest rate swap on October 18, 2006. At that time, the notional amount of the swap equaled 50% of the outstanding balance of the term loan (and it declined by 50% of each scheduled principal payment throughout the term of the former term loan). This requirement to hedge the Company’s variable rate exposure was not included in the revolving credit facility that replaced the former term loan in 2007; however, the Company left the existing swap in place.

The interest rate swap effectively locked three month LIBOR into a fixed rate of 5.24% for the notional amount and the relevant period of time. The Company did not designate the interest rate swap as a hedged item for purposes of hedge accounting under FASB ASC 815. Accordingly, the Company carried the interest rate swap at fair value and included the gain or loss in the other non-operating income (expense) section of the consolidated statements of operations as a component of interest expense. The gain or loss included in this section includes two components: (i) the unrealized gains or losses based on the Company’s estimate of the fair value of the interest rate swap, and (ii) realized gains and losses which are the periodic payments made or receipts received by the Company. The Company entered into an amended and restated credit facility on June 1, 2009 (which has since then been replaced a with a new credit facility (see note 18)) and paid off the former bank debt and terminated the interest rate swap related to the debt. As of December 31, 2010 and 2009, the Company was not a party to any interest rate swap arrangements.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value recognized in the consolidated balance sheets as of December 31, 2010. There were no derivative financial instruments outstanding at December 31, 2009:

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Balance Sheet Classification	Unrealized Gain / (Loss) @ December 31, 2010
Foreign currency forward contracts	Other investments, at fair value	$492
EuroDollar futures contracts	Investments-trading	(34)
TBAs	Investments-trading	1,473
TBAs	Trading securities, sold not yet purchased	(374)

		$1,557

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations for the year ended December 31, 2010 and 2009:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Income Statement Classification	Year Ended December 31, 2010	Year Ended December 31, 2009
Foreign currency forward contracts	Revenues — principal transactions and other income / (loss)	$(2,320)	$—
EuroDollar futures contracts	Revenues — net trading	(212)	—
TBAs	Revenues — net trading	2,577	—
Credit default swap	Revenues — net trading	—	2,034
Interest rate swap	Non-operating income (expense) — change in fair value of interest rate swap	—	6

		$45	$2,040

12. COLLATERALIZED SECURITIES TRANSACTIONS

Reverse repurchase agreements or repurchase agreements, principally U.S. government and federal agency obligations and SBA loans, are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. Resulting interest income and expense are included in net trading in the consolidated statements of operations. See note 3-M.

The Company enters into reverse repurchase agreements to acquire securities to cover short positions or as an investment. The Company enters into repurchase agreements to finance the Company’s securities positions held in inventory. At December 31, 2010 and 2009, the Company had $0 and $20,357 of reverse repurchase agreements, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $0 and $19,875, respectively. At December 31, 2010 and 2009, the Company had $69,816 and $0 repurchase agreements, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $75,562 and $0, respectively.

13. GOODWILL

The following table presents goodwill as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Strategos	$8,728	$8,728
Impairment of goodwill	(5,607)	—

	3,121	8,728
AFN acquisition (see note 4)	110	110

Ending balance	$3,231	$8,838

The goodwill attributable to Strategos relates to the Company’s acquisition of the 10% of Strategos the Company did not already own in exchange for 189,901 membership units of the Company from a noncontrolling interest partner in July 2007.

The goodwill attributable to AFN relates to the acquisition of AFN in December 2009. See note 4.

The Company periodically reviews goodwill for impairment. See note 3-I. Any impairment loss is reflected as a component of operating expenses in the consolidated statements of operations. The Company performs its annual impairment test of goodwill in the third quarter of each year (July 1st for Strategos) and the fourth quarter of each year (October 1st for AFN).

For its annual impairment test of the goodwill related to Strategos, the Company first estimates the current fair value of the Strategos reporting unit. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired. The Company determines the fair value of the Strategos reporting unit using a discounted cash flow analysis. During the third quarter of 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Strategos. During the year ended December 31, 2010, the Company recognized an impairment charge of $5,607. The charge is included in the consolidated statements of operations as impairment of goodwill / intangible assets and is reflected as a component of operating expenses.

For its annual impairment test of the goodwill related to AFN, the Company first estimates the current fair value of the asset management and capital markets segments of the Company. The Company determines the fair value of these segments using a market approach. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired. For the test during the fourth quarter of 2010, the Company determined the goodwill related to AFN was not impaired.

During the year ended December 31, 2010, goodwill related to the acquisition of AFN decreased $713 for net adjustments made during the measurement period to the fair values of the assets acquired and liabilities assumed. In the table above, this retrospective adjustment is reflected in the goodwill at December 31, 2009, in accordance with the accounting guidance for business combinations. See note 2.

14. INTANGIBLE ASSETS

The following table reflects the activity and balances as of December 31, 2010 and 2009 the Company recorded with respect to the intangible assets which are included as a component of other assets on the consolidated balance sheets. The intangible assets primarily consist of the value assigned to the FINRA broker-dealer licenses of CCCM and CCS and, for the 2009 period, the value assigned to the 10% of the in-place asset management contracts of the Company’s Strategos subsidiary acquired from the former noncontrolling interest partner described in note 13.

INTANGIBLE ASSETS

(Dollars in Thousands)

	Estimated Useful Lives	December 31, 2010	December 31, 2009
Strategos Asset Management Contracts	3.2 Years	$3,988	$3,988
Accumulated Amortization		(3,988)	(3,454)

		—	534
FINRA Broker Dealer License — CCS	Indefinite	40	40
FINRA Broker Dealer License — CCCM	Indefinite	166	—

		206	40

		$206	$574

The Company recognized amortization expense of $534, $711 and $1,936 for the years ended December 31, 2010, 2009 and 2008, respectively, as a component of depreciation and amortization on the consolidated statements of operations. During the year ended December 31, 2008, the Company recognized an impairment charge of $2,078 related to the level of asset defaults subject to Strategos asset management contracts. The charge is included in the consolidated statements of operations as impairment of goodwill / intangible assets. The intangible asset related to the Strategos asset management contracts was fully amortized in 2010.

15. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows:

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

(Dollars in Thousands)

	Estimated Useful Lives	December 31, 2010	December 31, 2009
Furniture and equipment	3 to 5 Years	$5,161	$4,685
Leasehold improvements	5 to 10 Years	5,574	5,228

		10,735	9,913
Accumulated amortization and depreciation		(8,456)	(6,687)

		$2,279	$3,226

The Company recognized depreciation and amortization expense of $2,356, $2,543 and $4,023 for the years ended December 31, 2010, 2009 and 2008, respectively, as a component of depreciation and amortization on the consolidated statements of operations. Of the $2,356, $2,543 and $4,023 recognized for the years ended December 31, 2010, 2009 and 2008, respectively, $1,822, $1,832 and $2,087, respectively, represents depreciation of furniture, equipment, and leasehold improvements and the remainder represents amortization of intangible assets. See note 14.

16. INVESTMENTS IN EQUITY METHOD AFFILIATES

The Company has several investments that are accounted for under the equity method. Equity method accounting requires that the Company record its investment on the consolidated balance sheets and recognize its share of the affiliate’s net income as earnings each year. Investment in equity method affiliates is included as component of other assets on the Company’s consolidated balance sheets.

The Company has certain equity method affiliates for which it has elected the fair value option. The Company elected the fair value option for its investments in the onshore feeder fund of Brigadier and MFCA effective January 1, 2008. See notes 9 and 10. In March 2010, the Company participated in a rights offering of Star Asia and made an additional investment in Star Asia and increased its ownership percentage. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected. Effective with this ownership increase, Star Asia is considered an equity method affiliate. However, the Company continued its fair value election regarding Star Asia. See notes 9 and 10.

The Company acquired an interest in a newly formed entity Star Asia SPV for $4,058 in March 2010. The Company subsequently made an additional investment in Star Asia SPV during the second quarter of 2010 for $328 and during the fourth quarter of 2010 for $114. Star Asia SPV is treated as an equity method investment. We did not elect the fair value option for our investment in Star Asia SPV. See note 3-F.

As of December 31, 2009, the Company had three equity method investees (excluding equity affiliates for which it has adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; and (iii) Deep Value GP II. DEKU was liquidated during the first quarter of 2009. See note 3-F. As of December 31, 2010, the Company had five equity method investees (excluding equity affiliates for which it has adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; and (v) Duart Capital. See note 3-F for a discussion of Duart Capital. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in								Total
	Brigadier	Star Asia Manager	DEKU	MFCA	Deep Value GP	Deep Value GP II	Star Asia SPV	Duart Capital
Balance at December 31, 2007	$46,402	$100	$2,394	$4,247	$—	$—	$—	$—	$53,143
Adoption of Fair Value Option on January 1, 2008 (reclassified to other investments, at fair value)	(46,402)	—	—	(4,247)	—	—	—	—	(50,649)

Balance at January 1, 2008	—	100	2,394	—	—	—	—	—	2,494

Investments / advances	—	—	—	—	100	—	—	—	100
Distributions/repayments	—	(500)	—	—	—	—	—	—	(500)
Earnings / (loss) realized	—	806	(511)	—	(33)	—	—	—	262

Balance at December 31, 2008	—	406	1,883	—	67	—	—	—	2,356

Investments / advances	—	—	2,456	—	—	45	—	—	2,501
Distributions/repayments	—	(925)	—	—	—	—	—	—	(925)
Earnings / (loss) realized	—	862	(4,339)	—	30	(8)	—	—	(3,455)

Balance at December 31, 2009	—	343	—	—	97	37	—	—	477

Investments / advances	—	—	—	—	—	—	4,500	1,283	5,783
Distributions/repayments	—	(975)	—	—	(5,904)	—	(3,104)	—	(9,983)
In-kind distribution	—	—	—	—	—	—	(55)	—	(55)
Earnings / (loss) realized	—	834	—	—	6,076	(6)	263	(1,283)	5,884

Balance at December 31, 2010	$—	$202	$—	$—	$269	$31	$1,604	$—	$2,106

In September 2010, Strategos substantially completed the liquidation of the first Deep Value Fund. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized an incentive fee earned in the amount of $12,308 in the second half of 2010. The Company owns 50% of the Deep Value GP. Therefore, the Company’s share of this incentive fee was $6,154 and was included as a component of income from equity method affiliates. This incentive fee is included in the earnings / (loss) realized line item of the $6,076 in the table above.

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	December 31, 2010	December 31, 2009
Total Assets	$436,720	$255,511

Liabilities	$151,969	$2,308
Equity attributable to the investees	283,684	253,203
Noncontrolling interest	1,067	—

Liabilities & Equity	$436,720	$255,511

	Year Ended December 31,
	2010	2009	2008
Net income / (loss)	$62,664	$91,755	$(88,625)

Net income / (loss) attributable to the investees	$62,583	$91,755	$(88,625)

See note 30 for information regarding transactions with the Company’s equity method investees.

17. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABIITIES

Other assets include deferred financing costs, deferred solicitations costs, prepaid expenses, security deposits, miscellaneous other assets, cost method investments, furniture, equipment and leasehold improvements, net, intangible assets, and investments in private partnerships and limited liability companies that are valued using the equity method of accounting.

Other assets at December 31, 2010 and 2009 included:

	December 31, 2010	December 31, 2009
Deferred financing costs	$282	$1,044
Deferred solicitation costs	496	2,590
Prepaid expenses	3,710	2,747
Security deposits	2,022	1,879
Miscellaneous other assets (1)	1,147	1,893
Cost method investment	250	250
Furniture, equipment and leasehold improvements, net	2,279	3,226
Intangible assets	206	574
Equity method affiliates	2,106	477

Other assets	$12,498	$14,680

(1)	During the year ended December 31, 2010, other assets related to the acquisition (included in miscellaneous above) of AFN decreased $309 for an adjustment made during the measurement period to the fair values of the assets acquired. In the table above, this retrospective adjustment is reflected in other assets at December 31, 2009, in accordance with the accounting guidance for business combinations. See note 4.

Accounts payable and other liabilities include accounts payable, rent payable, payroll tax liabilities, severance payable, accrued interest payable, accrued income taxes, guarantee liabilities related to GSME Acquisition Partners I and Alesco XIV (see note 27), deferred income (see note 5) and other general accrued expenses.

Accounts payable and other liabilities at December 31, 2010 and December 31, 2009 included:

	December 31, 2010	December 31, 2009
Accounts payable	$1,169	$1,930
Rent payable	829	877
Accrued interest payable	709	1,055
Income and payroll taxes payable (1)	1,567	1,556
Severance payable	150	971
Guarantee liability	1,084	1,182
Deferred income	4,400	1,472
Other general accrued expenses (1)	3,257	4,156

Accounts payable and other liabilities	$13,165	$13,199

(1)	During the year ended December 31, 2010, accrued income taxes related to the acquisition of AFN, which is included in income and payroll taxes payable in the above table, increased by $34 and other general expenses accrued related to the acquisition of AFN increased by $126 for adjustments made during the measurement period to the fair value of the liabilities assumed. In the table above, this retrospective adjustment is reflected in accounts payable and other liabilities at December 31, 2009, in accordance with the accounting guidance for business combinations. See note 4.

18. DEBT

The Company had the following debt outstanding as of December 31, 2010 and 2009, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par	December 31, 2010	December 31, 2009	Interest Rate Terms	Weighted Average Interest Rate @ 12/31/2010	Weighted Average Contractual Maturity
2010 Credit Facility	$6,976	$6,976	$—	6.00%	6.00%	September 2012
2009 Credit Facility	—	—	9,950	N/A	N/A	July 2010
Contingent convertible senior notes	19,506	19,104	25,374	7.63%	7.63%	May 2027(1)
Junior subordinated notes	49,614	17,160	17,269	7.40%	7.40%	August 2036
Subordinated notes payable	1,448	1,448	9,368	12.00%	12.00%	June 2013

Total		$44,688	$61,961

(1)	The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the notes are required to provide notice to the Company of their plan to redeem the notes at any time during the 30 days prior to May 15, 2012, May 15, 2017, and May 15, 2022.

The 2010 Credit Facility

On July 29, 2010, Dekania Investors, LLC, a subsidiary of the Company, entered into a new secured credit facility with TD Bank, N.A. (the “2010 Credit Facility”). The new credit facility expires in September 2012, and replaces the Company’s previous $30,000 revolving credit facility that was due to expire on May 31, 2011(the “2009 Credit Facility”). Proceeds of the 2010 Credit Facility will be used to finance working capital requirements and for general corporate purposes.

The 2010 Credit Facility is comprised of $9,300 of term loan capacity and a maximum of $1,300 for the issuances of letters of credit. On July 29, 2010, Dekania Investors, LLC drew $9,300. Scheduled payments of principal and interest are required over the term of the credit facility.

With respect to the draw of $9,300, Dekania Investors, LLC is required, commencing on September 30, 2010, to make seven consecutive quarterly principal payments in the amount of $1,162. All unpaid principal and interest with respect to the outstanding draw of $9,300 will be due and payable on September 30, 2012. As of December 31, 2010, the Company had $6,976 of outstanding borrowings, $50 outstanding pursuant to a letter of credit, and there was no availability to borrow under the 2010 Credit Facility.

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

Dekania Investors, LLC will pay a fee on the face amount of each letter of credit issued equal to (1) 4.5%, (2) a fronting fee of 0.25% on the face amount of the letter of credit issued, and (3) the customary issuance fees. TD Bank charged an upfront fee for the 2010 Credit Facility of $250, and the Company was required to pay TD Bank $450 as an exit fee for the previous credit facility.

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

The 2010 Credit Facility includes standard events of default, representations, warranties, restrictions and covenants, including financial covenants that Dekania Investors, LLC is required to maintain, such as (1) a minimum net worth; (2) a minimum consolidated cash flow to debt service coverage ratio; (3) a minimum consolidated cash flow to debt service and distribution coverage ratio and (4) a maximum funded debt to consolidated cash flow ratio

As of December 31, 2010, Dekania Investors, LLC was in compliance with the financial covenants in the 2010 Credit Facility.

The Company has granted its bank debt lenders a security interest in certain securities that are currently included in other investments, at fair value with a carrying value of $38,053 as of December 31, 2010 and certain investments in equity method affiliates with a carrying value of $1,604 as of December 31, 2010.

The 2009 Credit Facility

On June 1, 2009, the Company entered into a $30,000 amended and restated credit facility with TD Bank, N.A., which was amended on September 30, 2009 and was further amended on December 16, 2009 in connection with the completion of the Merger (as amended), known as the 2009 Credit Facility. The total maximum revolving credit amount under the 2009 Credit Facility which was $30,000 at inception was reduced by $1 million per month beginning on November 15, 2009 and by the amount of proceeds received as a result of asset sales involving collateral, sales of capital stock, or amounts received on account of the issuance of equity interests of the Operating LLC. The 2009 Credit Facility bore interest, at the Company’s option, at either: (a) one, two or three month LIBOR plus 6.5% or (b) a base rate (as defined in the loan agreement) plus 3.75%, both subject to an absolute minimum interest rate of 8.5%. The 2009 Credit Facility charged an unused fee of 0.50% per annum payable quarterly based on the unused available funds under the facility. In addition, TD Bank N.A. charged an upfront fee of 3.00% and an exit fee of 1.5% at the first to occur of maturity, payment in full, or acceleration, both calculated as a percentage of the initial maximum revolving credit amount.

On July 29, 2010, Dekania Investors, LLC entered into the 2010 Credit Facility as discussed above which replaced the 2009 Credit Facility

Contingent Convertible Senior Notes

The Company assumed $26,150 principal amount of convertible senior notes from AFN at the time of the Merger. The notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsubordinated, unsecured indebtedness. The notes are subordinated in right of payment to the Company’s existing and future secured indebtedness to the extent of such security. The notes bear interest at an annual rate of 7.625%. The notes mature on May 15, 2027.

As of December 31, 2010 and 2009, the carrying value of the Company’s convertible debt outstanding was $19,104 and $25,374, respectively. The Company recorded the debt at fair value as of the date of the Merger. Any difference between the fair value of the convertible senior notes on the Merger date and the principal amount of debt is amortized into earnings over the estimated remaining life of the underlying debt as an adjustment to interest expense.

The notes will be convertible prior to the maturity date into cash or if note holders exercise their conversion option, shares of the Company’s Common Stock under certain circumstances, at an initial conversion price per share of $117.00 (adjusted for the 1-for-10 AFN reverse stock split effected immediately prior to the consummation of the Merger on December 16, 2009), which represents a conversion rate of approximately 8.5470 shares of Common Stock per $1,000 principal amount of notes. If converted, the holders of the notes will receive an amount in cash per note equal to the lesser of (i) $1,000 and (ii) the average of the “daily conversion values” for each of the twenty consecutive trading days of the conversion reference period. “Daily conversion value” means, with respect to any trading day, the product of (1) the applicable conversion rate and (2) the volume weighted average price of the Company’s Common Stock on such trading day.

The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date.

The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the notes are required to provide notice to the Company of their plan to redeem the notes at any time during the 30 days prior to May 15, 2012, May 15, 2017, and May 15, 2022. According to the provisions surrounding debt with conversion and other options included in FASB ASC 470, Debt, the Company is required to account separately for the liability and equity component of its convertible debt (that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option) in a manner that reflects the Company’s nonconvertible, unsecured debt borrowing rate. The difference between the fair value of the debt component and the initial proceeds from the issuance of the debt is recorded as a component of equity. The resulting debt discount, which is equal to the excess of the principal amount of the liability over its carrying amount, should be amortized to interest expense over the expected life of the debt. The Company concluded that, upon its assumption of the convertible senior notes on December 16, 2009, the equity component of the debt was so significantly out of the money that it had an immaterial fair value. Accordingly all fair value was allocated to the liability component.

During 2010, the Company repurchased $6,644 notional amount of contingent convertible senior notes from unrelated third parties for $5,596 including accrued interest. The Company recognized a gain from repurchases of debt of $923 which is included as a separate component of non-operating income/(expense) in the Company’s consolidated statements of operations. The Company also recognized gain from the repurchase of subordinated notes which is also included in this line. See below.

As of December 31, 2010, the Company was in compliance with the covenants of the convertible senior notes.

Junior Subordinated Notes

The Company assumed $49,614 aggregate principal amount of junior subordinated notes outstanding at the time of the Merger. As of December 31, 2010 and 2009, the carrying value of the Company’s junior subordinated notes outstanding was $17,160 and $17,269, respectively. The Company recorded the debt at fair value on the acquisition date. Any difference between the fair value of the junior subordinated notes on the Merger date and the principal amount of debt is amortized into earnings over the estimated remaining life of the underlying debt as an adjustment to interest expense.

The junior subordinated notes are payable to two special purpose trusts:

1. Alesco Capital Trust I: $28,995 in aggregate principal amount issued in June 2007. As of December 31, 2010 and 2009, the carrying value of these notes was $10,767 and $11,245, respectively. The notes mature on July 30, 2037 and may be called by the Company at par any time after July 30, 2012. The notes accrue interest payable quarterly at a fixed interest rate equal to 9.495% per annum through the distribution payment date on July 30, 2012 and thereafter at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. All principal is due at maturity. The Alesco Capital Trust simultaneously issued 870 shares of the Alesco Capital Trust’s common securities to the Company for a purchase price of $870, which constitutes all of the issued and outstanding common securities of the Alesco Capital Trust.

2. Sunset Financial Statutory Trust I (“Sunset Financial Trust”): $20,619 in aggregate principal amount issued in March 2005. As of December 31, 2010 and 2009, the carrying value of these notes was $6,393 and $6,024, respectively. The notes mature on March 30, 2035. The notes accrue interest payable quarterly at a floating rate of interest of 90-day LIBOR plus 415 basis points. All principal is due at maturity. The Sunset Financial Trust simultaneously issued 619 shares of the Sunset Financial Trust’s common securities to the Company for a purchase price of $619, which constitutes all of the issued and outstanding common securities of the Sunset Financial Trust.

The Trusts described above are VIEs pursuant to variable interest provisions included in FASB ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because the Company’s investment in the Trusts’ common securities were financed directly by the Trusts as a result of their loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to variable interest guidance in FASB ASC 810, and the Company is not the primary beneficiary of the Trusts. The Trusts are not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trusts as a liability, and the investment in the Trusts’ common securities as an asset. The common securities were deemed to have a fair value of $0 as of the Merger Date and as of December 31, 2009 and 2010.

Subordinated Notes Payable

On June 25, 2008, the Company executed three separate agreements with three of its members (Daniel G. Cohen, Christopher Ricciardi and Cohen Financial Group, Inc. (“CFG”) to obtain $9,000 of unsecured subordinated financing (the “Original Subordinated Notes”). The Original Subordinated Notes were comprised of $6,000 from CFG, $2,000 from Daniel G. Cohen, and $1,000 from Christopher Ricciardi. See note 30 for further discussion of CFG.

CFG filed a Certificate of Dissolution with the Secretary of State of the State of Delaware on December 16, 2009 and is in process of completing the liquidation process. Prior to the completion of the Merger, the Company, issued new subordinated notes to each stockholder of CFG evidencing its obligation to pay to each such stockholder the stockholder’s pro rata share of the original note to CFG (the “New Subordinated Notes”, and, together with the Original Subordinated Notes, the “Subordinated Notes”). The New Subordinated Notes have substantially the same terms and provisions as contained in CFG’s Original Subordinate Note.

Messrs. Cohen and Ricciardi were stockholders of CFG and received New Subordinated Notes in the original principal amount of $495 and $103, respectively, representing their pro rata share of CFG’s note.

The Subordinated Notes mature on June 20, 2013 and bear interest at an annual rate of 12%. A portion of this interest, 9%, is payable in cash semiannually on May 1 and November 1 of each year commencing on, in the case of the Original Subordinated Notes, November 1, 2008, and, in the case of the New Subordinated Notes, May 1, 2010. The remaining portion, 3%, is paid in-kind at an annual rate of 3% which is also payable semiannually. All accrued in-kind interest is added to the unpaid principal balance of the Subordinated Notes on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%. The Subordinated Notes are unsecured obligations of the Company, and payments of principal and interest on the notes are subordinated to the 2010 Credit Facility.

On July 29, 2010, CCS, one of the Company’s U.S. broker-dealer subsidiaries, commenced its offer to purchase all of the outstanding Subordinated Notes for an amount equal to 80% of the outstanding principal balance (including accrued paid in-kind interest up to, but excluding, the payment date) plus 100% of accrued and unpaid cash interest up to, but excluding, the payment date. As of July 29, 2010, the notes had a principal balance of $9,508 and interest is paid in cash at an annual rate equal to nine percent (9%) per annum and in-kind, at an annual rate equal to three percent (3%) per annum. On August 27, 2010, CCS completed its cash offer to purchase all of the outstanding Subordinated Notes that were tendered. A total of $8,081 principal amount of the Subordinated Notes (representing 85% of the outstanding Subordinated Notes) were tendered prior to the expiration of the offer to repurchase on August 26, 2010. CCS accepted for purchase all of the Subordinated Notes tendered pursuant to the offer to repurchase for a total purchase price of $6,762, including accrued interest. The Company recognized a gain from repurchase of debt of $1,632 for the year ended December 31, 2010. See note 30 for a description of notes held and redeemed by related parties.

The interest expense (both cash and in-kind) on the Subordinated Notes totaled $800, $1,099 and $557 for the year ended December 31, 2010, 2009 and 2008, respectively, and was included in interest expense in the consolidated statements of operations. As of December 31, 2010 and 2009, the Subordinated Notes payable was $1,448 (including $0 notes payable to related parties) and $9,368 (including $3,807 notes payable to related parties), respectively.

Deferred Financing

In June 2009, the Company charged $169 of unamortized deferred financing costs to interest expense in the consolidated statement of operations related to a former bank group loan. The Company also recorded $1,438 in deferred financing costs in other assets in the consolidated balance sheets associated with the 2009 Credit Facility in 2009. In July 2010, the Company wrote off $675 of unamortized deferred financing to interest expense relating to the 2009 Credit Facility upon the execution of the 2010 Credit Facility. The Company paid $349 of deferred financing costs during the second half of 2010 associated with the 2010 Credit Facility. Deferred financing costs are recorded in other assets in the consolidated balance sheets. See note 17. The Company will expense these deferred financing costs to interest expense over the remaining life of the 2010 Credit Facility.

The Company recognized interest expense from deferred financing costs of $1,111, $1,036, and $1,075 for the years ended December 31, 2010, 2009, and 2008, respectively. The remaining net deferred financing asset as of December 31, 2010 and 2009 was $282 and $1,044, respectively, and was included in other assets in the consolidated balance sheets. The expected interest expense from deferred financing costs to be recognized in 2011 is $161 and in 2012 is $121. No amortization will be recorded beyond 2012 as the deferred financing costs will be fully amortized in 2012.

Interest Rate Swap

The Company entered into an interest rate swap under a former bank group loan. See note 11. It did not designate this swap as a hedge. The Company carried the swap at fair value and included any gain or loss as part of interest expense, a component of non-operating income (expense) on the consolidated statements of operations. The Company terminated the swap upon entering into the 2009 Credit Facility.

Interest Expense

Interest expense includes interest incurred for the Company’s debt described in this note, the amortization of deferred financing related to the credit facilities, the amortization of discount related to the convertible senior notes and the junior subordinated notes and the change in fair value of the interest rate swap.

19. STOCKHOLDERS’ EQUITY/MEMBERS’ EQUITY AND RESTRICTIONS

Upon the consummation of the Merger, each holder of Restricted Units received 0.57372 shares of the Company’s Common Stock, or (2) retained 0.57372 new membership units in the Operating LLC. Any outstanding options were cancelled effective with the Merger. See note 20.

Prior to the Merger, Cohen Brothers was a limited liability company. As a result of the Merger, the Company is a corporation. All historical share/unit and per share/unit information presented prior to the Merger date was retroactively restated for the recapitalization of membership units based on the exchange ratio determined in connection with the Merger.

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

Preferred Stock

Series A Voting Convertible Preferred Stock: In connection with the Merger, in exchange for all of Cohen Brothers Class C membership units, Daniel G. Cohen, the Chairman and Chief Executive Officer of the Company, held through Cohen Bros. Financial, LLC (“CBF”), received one share of the Company’s Series A Voting Convertible Preferred Stock (“Series A Preferred Stock”), which had no economic rights but gave Mr. Cohen the right to nominate and elect a number equal to at least one-third (but less than a majority) of the total number of directors on the Company’s Board of Directors. The Series A Preferred Stock would be automatically redeemed for par value on December 31, 2012. The holder of Series A Preferred Stock was not entitled to receive any dividends, distributions, or any distributions upon liquidation, dissolution, or winding up of the Company. There was one share of Series A Preferred Stock issued and outstanding as of December 31, 2009. On October 18, 2010, Mr. Cohen elected to convert the one share of Series A Preferred Stock that he held into 4,983,557 shares of Series B Voting Non-Convertible Preferred Stock. Therefore, there were no shares of Series A Preferred Stock issued and outstanding as of December 31, 2010.

Series B Voting Non-Convertible Preferred Stock: Each share of the Company’s Series B Voting Non-Convertible Preferred Stock (“Series B Preferred Stock”), does not have any economic rights but entitles Mr. Cohen to vote the Series B Preferred Stock on all matters presented to the Company’s stockholders. Each share of Series B Preferred Stock is entitled to one vote. The 4,983,557 shares of Series B Preferred Stock are equivalent to the amount of Operating LLC membership units held by Mr. Cohen as of December 31, 2010. See note 1. The Series B Preferred stock effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level). The Series B Preferred Stock effectively enables Mr. Cohen to exercise approximately 32.1% of the voting power of the Company’s Common Stock based on the outstanding number of shares of the Company’s Common Stock as of December 31, 2010. The Series B Preferred Stock will be automatically redeemed for par value on December 31, 2012. Holders of Series B Preferred Stock are not entitled to receive any dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company. As of December 31, 2010 and 2009, there were 4,983,557 shares and 0 shares of Series B Preferred Stock, respectively, issued and outstanding.

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s Board of Directors in connection with the Stockholder Rights Plan discussed below. The holders of Series C Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There are no shares of Series C Preferred Stock issued and outstanding as of December 31, 2010 and 2009.

Stockholder Rights Plan

On December 21, 2009, the Company’s Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”) in an effort to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry forwards (the “deferred tax assets”) to reduce potential future federal income tax obligations. See note 21. The Rights Agreement provides for a distribution of one preferred stock purchase right (a “Right,” and collectively, the “Rights”) for each share of the Company’s Common Stock, par value $0.001 per share, outstanding to stockholders of record at the close of business on December 21, 2009. Each Right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share of Series C Preferred Stock, par value $0.001 per share, at a purchase price of $100.00 per unit, subject to adjustment.

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

The Rights have no voting privileges and will expire on the earliest of (i) the close of business on December 31, 2012, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code or any successor statue if the Company’s Board of Directors determines that the Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits, or (v) the beginning of the taxable year of the Company to which the Company’s Board of Directors determines that certain tax benefits may not be carried forward.

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

No rights were exercisable at December 31, 2010 or 2009. There was no impact to the Company’s financial results as a result of the adoption of the Rights Agreement. The terms and conditions of the Rights are set forth in the Section 382 Rights Agreement attached as Exhibit 4.1 to IFMI’s Form 8-K filed with the SEC on December 28, 2009. The terms and conditions of the amendment to the Rights Agreement are set forth in the Amendment No. 1 to the Section 382 Rights Agreement, attached as Exhibit 4.1 to the IFMI’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

Repurchase of Options

As part of the Company’s former option plan prior to the Merger, the Company had the right (but not the obligation) to repurchase exercised options at a price equal to fair market value. The Company recorded any such repurchase as a reduction in stockholders’/members’ equity. See note 20.

Net Share Settlement of Restricted Stock

The Company may, from time to time, net share settle equity-based awards for the payment of employees’ tax obligations to taxing authorities related to the vesting of such equity based awards. The total shares withheld are based on the value of the restricted award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and do not represent an expense to the Company.

Dividends and Distributions

During the third quarter of 2010, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable per quarter on the Company’s outstanding common stock. During 2010, the Company paid cash dividends on its outstanding common stock in the amount of $1,043. Pro-rata distributions were made to other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2010, the Company paid cash distributions of $528 to the holders of the non-controlling interest.

The Company made distributions to its members in the amounts of $4,746, and $7,826, for the year ended December 31, 2009 and 2008, respectively.

Distributions to members are governed by the Operating LLC’s Amended and Restated Limited Liability Company operating agreement and are subject to restrictions imposed by the Company’s 2010 Credit Facility entered into on July 29, 2010. See note 18. Substantially all of the Company’s operations are conducted at the Operating LLC level. In order to pay dividends to its stockholders, the Company must receive distributions from the Operating LLC. Therefore, substantially all the Company’s net assets as well as net income are subject to restrictions on paying dividends.

Shares/Units Outstanding of Stockholders’/Members’ Equity of the Company

The following table summarizes the unit/share transactions that occurred in members’ equity/stockholders’ equity during the years ended December 31, 2008, 2009 and 2010, respectively.

ROLLFORWARD OF UNITS/SHARES OUTSTANDING OF

INSTITUTIONAL FINANCIAL MARKETS, INC.

(Prior to December 16, 2009, Cohen Brothers, LLC)

For the Year Ended December 31, 2008

	December 31, 2007	Issuance as Equity-Based Compensation	Exercise of Options	Unit Repurchase/Forfeiture or Expiration of Options	December 31, 2008
Restricted Units	9,569,253	97,762	8,032	(63,340)	9,611,707
Options	429,935	63,109	(8,032)	(47,533)	437,479

	9,999,188	160,871	—	(110,873)	10,049,186

For the Year Ended December 31, 2009

	December 31, 2008	Issuance as Equity-Based Compensation	Unit Repurchase/Forfeiture or Expiration or Cancellation of Options	Issuance of Units	Recapitalization	Issuance of Shares as Merger Consideration	Units retained by Noncontrolling Interest	December 31, 2009
Restricted Units	9,611,707	—	—	—	(9,611,707)	—	—	—
Options	437,479	265,760	(703,239)	—	—	—	—	—
Common Stock	—	—	—	—	9,611,709	5,979,085	(5,283,556)	10,307,238
Restricted Stock	—	—	—	—	—	36,109	—	36,109
Treasury Stock	—	—	—	—	(50,400)	—	—	(50,400)

	10,049,186	265,760	(703,239)	—	(50,398)	6,015,194	(5,283,556)	10,292,947

For the Year Ended December 31, 2010

	December 31, 2009	Issuance of shares	Issuance as Equity- Based Compensation	Vesting of Shares	Shares withheld for Employee Taxes	Forfeiture of Restricted Stock	December 31, 2010
Common Stock	10,307,238	—	—	89,572	(25,952)	—	10,370,858
Restricted Stock	36,109	—	216,383	(89,572)	—	(694)	162,226
Treasury Stock	(50,400)	—	—	—	—	—	(50,400)

	10,292,947	—	216,383	—	(25,952)	(694)	10,482,684

Future Conversion / Redemption of Operating LLC Units

Of the 5,283,556 Operating LLC membership units not held by the Company, Daniel G. Cohen, through CBF, a single member LLC, holds 4,983,557 Operating LLC membership units. Each of Mr. Cohen’s Operating LLC membership units are redeemable at Mr. Cohen’s option, at any time on or after January 1, 2013, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. Other members of the Operating LLC hold a total of 299,999 units. These units have the same redemption rights as described above except that the members holding these units may elect to redeem their shares at any time.

Unit Issuance and Surrender Agreement

On December 10, 2010, but effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) which was approved by IFMI’s Board of Directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of IFMI’s Common Stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased.

20. EQUITY-BASED COMPENSATION

As described in note 3-Q, the Company’s equity based compensation to its employees was comprised of Options, Restricted Units, and restricted shares.

Prior to the Merger, the Company granted, from time to time, Options and Restricted Units to its officers and employees pursuant to the former Cohen Brothers option plan and limited liability company agreement. Upon the consummation of the Merger, any outstanding unit options granted under the option plan were cancelled and all Restricted Units exchanged for shares of the Company’s Common Stock. All unamortized expense was charged to operations. See note 19.

Unit Options Prior to the AFN Merger

During the year ended December 31, 2009 and 2008, the aggregate intrinsic value of Options exercised was $0 and $43, respectively. The Company received proceeds from the exercise of Options during the year ended December 31, 2009, and 2008 in the amount of $0 and $62, respectively. The weighted average grant date fair value of options granted during 2009 and 2008 was $6.00 and $5.42, respectively. All Options outstanding prior to December 16, 2009 were cancelled upon the consummation of the Merger. The Company recognized equity based compensation expense in connection with the issuance of Options of $3,513 and $2,658 for the year ended December 31, 2009 and 2008, respectively, and the equity based compensation expense was included in compensation and benefits in the consolidated statements of operations.

The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

WEIGHTED AVERAGE ASSUMPTIONS

FOR BLACK-SCHOLES OPTION MODEL

	December 31,
	2009	2008
Risk Free Interest Rate	2.43%	3.13%
Expected Life (in years)	5.2	5.9
Expected Volatility	38.42%	29.64%
Dividend Yield	0.00%	0.00%

The risk-free rate was derived from public data sources at the time of the grant and represented the U.S. Treasury zero-coupon bond yield with a maturity that approximated the expected life of the option. The expected life of options granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin (“SAB”) 107 and 110. SAB 107 and 110 allow the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The expected volatility was based upon the volatility of comparable public companies. The Company assumed a zero dividend payout over the expected life of the Option. Compensation cost was recognized over the expected life of the Option using the straight-line method.

Restricted Units Prior to the AFN Merger

When issuing Restricted Units prior to the Merger, the Company determined the fair value of the Restricted Units issued either through an independent third party appraisal or an internal valuation model. All of the unvested Restricted Units outstanding prior to December 16, 2009 vested immediately prior to the effective time of the Merger and were converted along with all previously vested amounts, into Cohen Brothers membership units and exchanged for shares of the Company’s Common Stock.

The weighted average fair value per unit of the Restricted Units granted during 2009 and 2008 was $0 and $15.10, respectively. The Company recognized equity-based compensation expense of $2,044 and $3,519 for the year ended December 31, 2009 and 2008, respectively, and the expense was included in compensation and benefits in the consolidated statements of operations.

Restricted Units Pursuant to the 2009 Equity Award Plan

The Cohen Brothers, LLC Amended and Restated 2009 Equity Award Plan (the “2009 Equity Award Plan”) was originally adopted by the Company in August 2009 and was amended and restated on April 28, 2010. The 2009 Equity Award Plan permits the grant of Operating LLC restricted units to the Company’s employees which represent a right that entitles the recipient, upon vesting of the restricted unit, to receive the number of Operating LLC membership units in the restricted unit agreement. The awards under this plan are subject to time-based and/or performance-based vesting conditions and generally vest over a period of three years. The maximum number of restricted units authorized to be granted pursuant this plan is limited to 1,721,160, of which no units remain available to be issued as of December 31, 2010. All awards pursuant to this plan are subject to the prior written consent of the Company’s Chairman and Chief Executive Officer, Daniel G. Cohen.

In connection with the 2009 Equity Award Plan, Mr. Cohen and the Operating LLC are parties to an Equity Plan Funding Agreement (the “Equity Funding Agreement”) whereby Mr. Cohen is required to transfer to (1) the Operating LLC the number of Operating LLC membership units or shares of the Company’s Common Stock equal to the number of Operating LLC membership units to be issued by the Operating LLC to the participants in the 2009 Equity Award Plan in connection with vesting of a Operating LLC restricted unit, or (2) the Company the number of shares of Common Stock equal to the number of Operating LLC membership units to be issued to the participants in the 2009 Equity Award Plan in connection with the vesting of an Operating LLC restricted unit. The maximum number of Operating LLC membership units and shares of the Company’s Common Stock, in the aggregate, that Mr. Cohen is obligated to transfer is 1,721,160. As a result of the Equity Funding Agreement, the capitalization of the Operating LLC does not change as result of the issuance of Operating LLC restricted units under the 2009 Equity Award Plan.

Substantially, all of the 2009 Equity Plan awards were issued prior to the Merger. For the awards that were issued prior to the Merger, the Company determined the fair value of these restricted units based on the implied value of a Cohen Brothers membership unit derived from the Company’s public stock price on the date of grant multiplied by the exchange ratio called for in the Merger Agreement. For the awards that were issued during 2010, the Company determined the fair value of these restricted units based on the Company’s stock price on the date of grant.

Restricted Unit activity with respect to the Company’s 2009 Equity Award Plan was as follows for the year ended December 31, 2010:

RESTRICTED UNITS — SERVICE BASED VESTING

	Number Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	990,942	$7.24
Granted	—	—
Vested	—	—
Forfeited	(633,032)	7.20
Cancelled	—	—

Unvested at December 31, 2010	357,910	$7.32

The Restricted Units noted in the above table include a three year service requirement that must be met in order for the Restricted Units to vest. The weighted average grant date fair value for Restricted Units that contained only service based vesting criteria awarded pursuant to the 2009 Equity Award Plan for the year ended December 31, 2010 and 2009 was $0 and $7.23, respectively.

RESTRICTED UNITS — PERFORMANCE BASED AND SERVICE BASED VESTING

	Number Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	453,360	$7.24
Granted	192,234	5.28
Vested	—	—
Forfeited	(259,519)	5.97
Cancelled	(96,118)	7.15

Unvested at December 31, 2010	289,957	$7.10

The Restricted Units noted in the above table include performance targets based on the generation of specified amounts of gross profit, revenues, or other operating targets that must be achieved by the individual grantees in addition to a three year service requirement that must be met in order for the Restricted Units to vest. The weighted average grant date fair value for Restricted Units that contained performance based and service based vesting criteria for the year ended December 31, 2010 and 2009 was $5.28 and $7.25, respectively. During the year ended December 31, 2010, there were 96,118 Restricted Units that were cancelled due to the fact that the grantees were unable to achieve certain performance thresholds, and therefore, the awards would never vest. Equity-based compensation expense for equity based awards that contain performance conditions are recognized when it becomes probable that such performance conditions will be met.

The Company recognized equity-based compensation expense of $1,144 and $975 related to the 2009 Equity Award Plan for the year ended December 31, 2010 and 2009, respectively, and the expense was included in compensation and benefits in the consolidated statements of operations. There were no awards granted pursuant to the 2009 Equity Award Plan prior to 2009.

Restricted Common Stock Pursuant to the AFN 2006 Equity Incentive Plan and the Institutional Financial Markets Inc. 2010 Long-Term Incentive Plan

In connection with the Merger, the Company assumed the AFN 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). In addition, the Company adopted the Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (the “2010 Equity Incentive Plan”) on April 22, 2010, which was approved by the Company’s stockholders at the Company’s annual meeting on December 10, 2010. The 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan are collectively referred to as the “Equity Incentive Plans”. The Equity Incentive Plans provide for the grant of stock options, restricted Common Stock, stock appreciation rights, and other share-based awards. The Equity Incentive Plans are administered by the compensation committee of the Company’s Board of Directors. The maximum number of share based awards of the Company’s Common Stock authorized to be granted pursuant to these plans is limited to 1,996,500, of which 1,581,088 shares remain available to be issued as of December 31, 2010.

RESTRICTED STOCK

	Number Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	36,109 (1)	$24.84
Granted	216,383	5.85
Vested	(89,572)	10.33
Forfeited	(694)	24.00
Cancelled	—	—

Unvested at December 31, 2010	162,226	$6.09

(1)	Represents shares of the restricted Common Stock assumed from AFN. There was no additional compensation cost recognized as the modification to these awards on the Merger date resulted in the fair value of the restricted Common Stock on the Merger date being equivalent to the fair value of the awards immediately prior to the Merger.

The total fair value of awards vested based on the fair market value of the Company’s Common Stock on the vesting date during the year ended December 31, 2010 was $580.

The Company recognized equity based compensation of $24 for the period from December 17, 2009 to December 31, 2009 related to the 2006 Equity Incentive Plan and $1,361 for the year ended December 31, 2010 related to the Equity Incentive Plans. The restricted shares of Common Stock typically may vest either quarterly, annually, or at the end of a specified term on a straight line basis over the remaining term of the awards, assuming the recipient is continuing in service to the Company at such date.

The Company routinely issues equity based compensation to its employees and directors. Subsequent to December 31, 2010, the Company issued 1,458,652 shares of restricted Common Stock to its employees and 105,093 shares of restricted Common Stock to its directors. The employee grants typically have performance and service conditions and cliff vest during 2013 and 2014. The director grants are restricted for one year but have no performance or service conditions.

Equity-Based Compensation Expense

The following table summarizes the amounts the Company recognized as equity-based compensation expense including Restricted Stock, Units and Options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2010 was $5,525 and the weighted average period of time over which this expense will be recognized is approximately 2.11 years. The awards assume estimated forfeitures during the vesting period which were updated to reflect the actual forfeitures that occurred during 2008, 2009 and 2010.

DETAIL OF EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS

(Dollars in Thousands)

For the Year Ended December 31,	Equity-Based Compensation Expense	Non Equity Based Compensation Expense (1)	Total Compensation and Benefits
2010	$2,505	$74,941	$77,446
2009	$6,556	$63,963	$70,519
2008	$6,177	$46,938	$53,115

(1)	Other for the year ended December 31, 2009 included $12,374 of expense associated with retention arrangements that the Company entered into in December 2008 and January 2009 with certain of its employees to ensure their continued service through the completion of the Merger. See note 4.

21. INCOME TAXES

For tax purposes, AFN contributed its assets and certain of its liabilities to Cohen Brothers in exchange for an interest in Cohen Brothers on December 16, 2009. AFN was organized and had been operated as a REIT for United States federal income tax purposes. Accordingly, AFN generally was not subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution and share ownership tests were met. As a result of the consummation of the Merger, IFMI ceased to qualify as a REIT effective as of January 1, 2010 and is instead treated as a C corporation for United States federal income tax purposes.

The components of income tax expense (benefit) included in the consolidated statements of operations for each year presented herein are:

INCOME TAX EXPENSE

(Dollars in Thousands)

	For the Year Ended December 31,
	2010	2009	2008
Current income tax expense (benefit):
Federal income tax	$—	$—	$—
Foreign income tax	31	174	1,014
State and local income tax	47	(220)	812

	78	(46)	1,826

Deferred income tax expense (benefit):
Federal Income tax (benefit) expense	587	55	—
State Income tax (benefit) expense	(1,414)	—	223

Net deferred tax expense (benefit)	(827)	55	223

Total	$(749)	$9	$2,049

The current tax liability as of December 31, 2010 and 2009 was $426 and $843, respectively, and is included as a component of accounts payable and other liabilities in the consolidated balance sheets. During the year ended December 31, 2010, accrued income taxes related to the acquisition of AFN, which is included in the current tax liability, increased by $34 for adjustments made during the measurement period to the fair value of the liabilities assumed. This retrospective adjustment is reflected in accounts payable and other liabilities at December 31, 2009, in accordance with the accounting guidance for business combinations. See notes 4 and 17.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for 2010. The Company was not subject to federal income tax prior to 2010:

2010
Federal statutory rate — 35%	$3,663
Pass thru impact	(1,267)
Goodwill impairment	1,299
Capital raising costs	776
Deferred tax valuation allowance	(5,214)
Other, net	(6)

December 31, 2010	$(749)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows:

DEFERRED TAX ASSET AND LIABILITY

(Dollars in Thousands)

	December 31, 2010			December 31, 2009
	Asset	Liability	Net	Asset	Liability	Net
Federal Net operating loss carry-forward	$22,268	$—	$22,268	$16,826	$—	$16,826
State Net operating loss carry-forward	2,989	—	2,989	2,596		2,596
Capital loss carry-forward	25,340	—	25,340	23,071	—	23,071
Unrealized gain on debt	—	(13,700)	(13,700)	—	(14,716)	(14,716)
Unrealized loss on investment in the Operating LLC	118,744	—	118,744	154,658	—	154,658
Other	6,657	—	6,657	767	—	767

Ending deferred tax asset/(liability)	175,998	(13,700)	162,298	197,918	(14,716)	183,202
Less: Deferred tax asset valuation allowance	(171,187)	—	(171,187)	(192,919)	—	(192,919)

Net deferred tax asset/(liability)	$4,811	$(13,700)	$(8,889)	$4,999	$(14,716)	$(9,717)

The Company’s net deferred tax liability decreased by $1,182 for adjustments made during the measurement period related to the Merger. This retrospective adjustment is reflected in the amounts presented in the table above as of December 31, 2009, in accordance with the accounting guidance for business combinations. See notes 4 and 17.

As of December 31, 2010, the Company had a federal net operating loss (“NOL”) of approximately $63,662, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $58,100 as of December 31, 2010, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carry forward will begin to expire in 2012. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

The Company has determined that its NOL and NCL carryovers are not currently limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). However, largely because of the material shift in ownership related to the Merger, the Company may experience an ownership change as defined in that section (“Ownership Change”) in the future.

If an Ownership Change were to occur in the future, the Company’s ability to use its NOLs, NCLs and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carry forwards for the remainder of the carry forward period, and such NOLs and NCLs can be used to offset taxable income for years within the carry forward period subject to the Section 382 Limitation in each year. However, if the carry forward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost.

On December 21, 2009, the Company entered into the Rights Agreement to protect the use of previously accumulated NOLs, NCLs and certain other tax attributes by dissuading investors from aggregating ownership in the Company and triggering an Ownership Change. See note 19.

Notwithstanding the facts that (i) the Company has determined that the use of its remaining NOL and NCL carry forwards are not currently limited by Section 382 of the Code; and (ii) the Company has implemented the Rights Agreement as described in note 19 to reduce the chance of a future ownership change, the Company recorded a valuation allowance for substantially all of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2010. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

In determining its federal income tax provision for 2010, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carry forwards through and including December 31, 2010. To the extent of its usage of NOL and NCL deferred tax assets during 2011, the Company will record an offsetting adjustment to reduce the valuation allowance. The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOLs and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carry forwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the statements of operations in the period it makes this determination. From that point forward, the Company would begin to record net deferred tax expense for federal and state income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs, for which the valuation allowance was removed.

Prior to 2010, the Company had no unrecognized tax benefits. A reconciliation of the beginning and ending unrecognized tax benefits for 2010 is as follows:

2010
Unrecognized tax benefits as of January 1, 2010	$—
Increases due to tax positions taken during prior periods	—
Increases due to tax positions taken in current period	1,231
Decreases due to settlements with taxing authorities	—
Reductions due to lapse of applicable statute of limitations	—

Unrecognized tax benefits as of December 31, 2010	$1,231

The total amount of the unrecognized tax benefit of $1,231, if recognized, would affect the Company’s annual effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the provision for income taxes in the consolidated statement of operations. During the periods presented, the Company recognized no material interest and penalty amounts. Although it is possible, the Company does not expect the unrecognized tax benefits to change significantly within the next twelve months. The Company files tax returns in the U.S. federal jurisdiction, various states, the United Kingdom, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2007.

22. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income (loss) and the tax effects allocated to other comprehensive income (loss).

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) AND INCOME TAX EFFECT

OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME/(LOSS)

(Dollars in Thousands)

	Net unrealized gain (loss)	Foreign currency items	Tax effect	Total
Balance, December 31, 2007	$(12,604)	$730	$253	$(11,621)
Cumulative effect adjustment for the adoption of the fair value option provisions included in FASB ASC 825 on January 1, 2008	12,604	(791)	(253)	11,560

Balance, January 1, 2008	$—	$(61)	$—	$(61)

Change in foreign currency items	—	(1,664)	—	(1,664)

Other comprehensive loss, net	—	(1,664)	—	(1,664)

Balance, December 31, 2008	$—	$(1,725)	$—	$(1,725)
Merger and Reorganization	—	710	—	710

	$—	$(1,015)	$—	$1,015

Change in foreign currency items	—	433	—	433

Other comprehensive income, net	—	433	—	433

Balance, December 31, 2009	$—	$(582)	$—	$(582)

Change in foreign currency items	—	(83)	—	(83)

Other comprehensive income, net	—	(83)	—	(83)

Balance, December 31, 2010	$—	$(665)	$—	$(665)

23. NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined therein. As applied to the Company’s U.S. broker-dealer subsidiaries, CCS and CCCM, the rule required net capital of $226 and $624 as of December 31, 2010, respectively. CCCM was acquired by the Company effective in September 2010. The rule required net capital of CCS of $453 as of December 31, 2009. As of December 31, 2010 and 2009, CCS’s adjusted net capital was $3,942 and $2,984, respectively, which exceeded the minimum requirements by $3,716 and $2,531, respectively. As of December 31, 2010, CCCM’s adjusted net capital was $22,352, which exceeded the minimum requirements by $21,728.

EuroDekania Management Limited, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of December 31, 2010 and 2009, the total minimum required net liquid capital was $2,119 and $2,015, respectively, and net liquid capital in EuroDekania Management Limited was $8,318 and $4,307, respectively, which exceeded the minimum requirements by $6,199 and $2,292, respectively, in compliance with the net liquid capital provisions.

24. EARNINGS (LOSS) PER COMMON SHARE/MEMBERSHIP UNIT

The following table presents a reconciliation of basic and diluted earnings (loss) per common share/membership unit for the periods indicated. Membership units that may be issued in connection with the vesting of a restricted unit issued pursuant to the 2009 Equity Incentive Plan have been excluded from the diluted weighted average shares outstanding calculations because of the obligations of Mr. Daniel G. Cohen, the Company’s Chairman and Chief Executive Officer, under the Equity Funding Agreement. See note 20.

EARNINGS (LOSS) PER COMMON SHARE/MEMBERSHIP UNIT

(Dollars in Thousands, except share or unit and per share or per unit information)

	Year Ended December 31,
	2010	2009	2008
Net income / (loss) attributable to IFMI	$7,595	$(11,705)	$(6,926)
Add / (deduct): Income / (loss) attributable to the noncontrolling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	3,620	—	—
Add / (deduct): Adjustment for income tax benefit (expense) (2)	260	—	—

Net income (loss) on a fully converted basis	$11,475	$(11,705)	$(6,926)

Weighted average common shares/membership units outstanding—Basic	10,404,017	9,639,475	9,590,525
Operating LLC membership units exchangeable into IFMI shares (1)	5,283,556	—	—

Weighted average common shares/membership units outstanding—Diluted	15,687,573	9,639,475	9,590,525

Net income / (loss) per common share/membership unit-Basic	$0.73	$(1.21)	$(0.72)

Net income / (loss) per common share/membership unit-Diluted	$0.73	$(1.21)	$(0.72)

(1)	The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the year ended December 31, 2010) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per common share when the effect is dilutive using the if-converted method.
(2)	If the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.

25. RESERVE REQUIREMENTS

As of December 31, 2010 and 2009, CCS and CCCM were not subject to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 because CCS and CCCM do not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, they qualify for an exemption under Rule 15c3-3(k)(2)(ii).

26. VARIABLE INTEREST ENTITIES

The Company’s policy on accounting for VIEs is discussed in notes 3-D and 3-K.

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company; and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of December 31, 2010, the Company has drawn this conclusion.

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

As of December 31, 2010, the Company has variable interests in various securitizations but it has determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the year ended December 31, 2010, 2009, and 2008 and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2010 and 2009.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of the two trust VIEs that hold the Company’s junior subordinated notes (see note 18) and the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2010 and 2009.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	December 31, 2010
	Carrying Amount
	Other Receivables	Investments-Trading	Other Investments, at Fair Value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$2,087	$100	$—	$2,187
Third party managed VIEs	143	4,400	105	4,648

Total	$2,230	$4,500	$105	$6,835

	December 31, 2009
	Carrying Amount
	Other Receivables	Investments-Trading	Other Investments, at Fair Value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$3,140	$3,364	$188	$6,692
Third party managed VIEs	278	5,746	2,192	8,216

Total	$3,418	$9,110	$2,380	$14,908

27. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements that expire in or prior to 2017. Future minimum commitments under these operating leases are as follows:

FUTURE LEASE COMMITMENTS

(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2011	$2,983	$(1,004)	$1,979
2012	2,810	(992)	1,818
2013	2,762	(1,056)	1,706
2014	2,582	(1,056)	1,526
2015	2,513	(1,056)	1,457
2016 and Thereafter	2,111	(1,056)	1,055

	$15,761	$(6,220)	$9,541

Rent expense for the year ended December 31, 2010, 2009, and 2008, was $2,167, $2,070, and $2,274, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease payments of $1,032, $1,029, and $750, for the years ended December 31, 2010, 2009, and 2008, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3-O.

Legal and Regulatory Proceedings

The Company’s U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), is a party to litigation commenced on January 12, 2009 in the United States District Court for the Northern District of Illinois (the “Illinois Court”) under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC. The plaintiff in this case is the Liquidation Trustee (the “Liquidation Trustee”) for the Estate of Sentinel Management Group, Inc. (“Sentinel”), which filed a bankruptcy petition in August 2007. The Liquidation Trustee alleges that CCS sold Sentinel securities, mainly collateralized debt obligations, that the Liquidation Trustee contends were unsuitable for Sentinel and that CCS violated Section 10(b) of the Exchange Act and Rule 10b-5. The Liquidation Trustee also seeks relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. The relief sought by the Liquidation Trustee under these various legal theories includes damages, rescission, disgorgement, and recovery of allegedly voidable transactions under the Bankruptcy Code, as well as costs and attorneys’ fees. The Company is vigorously defending the claims. By order dated July 8, 2009, the Illinois Court dismissed the

Liquidation Trustee’s Illinois Consumer Fraud Act claim. Discovery is ongoing with respect to the remaining claims. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

CCS is also party to litigation commenced on May 21, 2009 in the Illinois Court under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC., Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. The plaintiff in this case is the Liquidation Trustee of the Sentinel Liquidation Trust, which emerged from the bankruptcy of Sentinel, filed in August 2007. The Liquidation Trustee, purportedly as the assignee of claims of Sentinel’s customers, alleges that, by recommending that Sentinel purchase securities, mainly collateralized debt obligations, that the trustee deems to have been unsuitable for Sentinel’s customer accounts, CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law. The complaint also alleges claims under common law theories of negligence and unjust enrichment. The Company will vigorously defend all claims. CCS filed a motion to dismiss the Liquidation Trustee’s complaint on July 21, 2009. On August 19, 2009, without having ruled on CCS’s motion to dismiss, the Illinois Court stayed this action pending the Liquidation Trustee’s appeal of the dismissal on July 28, 2009 of a substantially similar case brought against The Bank of New York Mellon Corp (“BNYM”). The dismissal in the BNYM case has been reversed and remanded to the Illinois Court, but no action has been taken by the Illinois Court in the litigation against CCS. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

In 2009, CCS was subject to a routine FINRA examination. As a result of that exam, the FINRA staff requested additional information and the testimony of certain employees concerning the mark-ups CCS charged in four transactions during the exam period. Following its examination, the FINRA staff alleged that CCS charged impermissible mark-ups to qualified institutional buyers (QIBs) (as defined in Rule 144A of the Securities Act), referred to herein as institutional customers, in three of such transactions. With respect to the first transaction, on August 16, 2007, CCS purchased a collateralized debt obligation having a par value of $10,000 for $8,250, or 82.5% of par, from a dealer. On August 17, 2007, CCS sold those securities to an institutional customer for $9,100, or 91% of par. With respect to the second transaction, on January 3, 2008, CCS purchased a collateralized debt obligation having a par value of $4,500 for $315, or 7% of par, from an institutional customer. On January 4, 2008, CCS sold those securities to another institutional customer for $585, or 13% of par. With respect to the third transaction, on June 6, 2008, CCS purchased a collateralized debt obligation having a par value of $8,000 for $400, or 5% of par, from a dealer. Later that day, CCS sold those securities to an institutional customer for $600, or 7.5% of par. FINRA maintains that the mark-ups were impermissible because, among other factors, each of the securities in question was investment grade under applicable FINRA guidance.

CCS reached an agreement with the FINRA staff to settle such allegations. Without admitting or denying the allegations, CCS consented to a Letter of Acceptance, Waiver and Consent (the “AWC”) that, among other things, (i) alleged violations of NASD Rules 2110, 2440 and 3010; (ii) censured CCS; (iii) ordered CCS to pay restitution of $899 plus interest; (iv) ordered CCS to pay a $50 fine; and (v) directed CCS to review its supervisory systems and procedures. The AWC was approved by FINRA in November 2010.

As a result of the AWC, the Company recorded a net expense of $662 during the second half of 2010. The net expense of $662 was comprised of two entries: (i) the Company recorded additional expense of $1,070 as a component of professional services, subscriptions, and other operating expenses, representing the restitution of $899, the fine of $50, and $121 of interest charges; and (ii) the Company recorded a reduction in compensation and benefits expense of $408, representing the intended recapture by the Company of incentive compensation previously paid employees related to the three transactions.

The Operating LLC and its registered investment advisor subsidiary, Cohen & Company Financial Management, LLC (f/k/a Cohen Bros. Financial Management, LLC) are also named in a lawsuit originally filed on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, captioned Riverside National Bank of Florida v. Taberna Capital Management, LLC, Trapeza Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bank of America Corporation, as successor in interest to Merrill Lynch & Co., JP Morgan Chase, Inc, JP Morgan Securities, Citigroup Global Markets., Credit Suisse (USA) LLC, ABN AMRO, Cohen & Company, Morgan Keegan & Co., Inc., SunTrust Robinson Humphrey, Inc., The McGraw-Hill Companies, Inc., Moody’s Investors Services, Inc. and Fitch Ratings, Ltd. The plaintiff, Riverside National Bank of Florida (“Riverside”), alleges that offering memoranda issued in connection with certain interests in securitizations it purchased failed to disclose alleged ratings agencies’ conflicts of interest. Riverside alleges, among other things, common law fraud, negligent misrepresentation and breaches of certain alleged duties. On September 28, 2009, after a demand was made defendants to change venue, plaintiff filed a stipulation with the Supreme Court of the State of New York, County of Kings, consenting to changing the place of trial from County of Kings to County of New York. The Company is vigorously defending the claims. On December 11, 2009, the defendants filed motions to dismiss the complaint on several grounds. On April 16, 2010, Riverside was closed by the Office of the Comptroller of the Currency. Subsequently, the Federal Deposit Insurance Corporation (the “FDIC”) was named receiver of the bank. By letter dated April 19, 2010, Riverside requested a 30 day extension for the oral argument on the defendants’ motions to dismiss which was originally scheduled for May 12, 2010. On May 4, 2010, the FDIC filed a motion to substitute as plaintiff and for an order staying the litigation for 90 days which was subsequently granted. On June 3, 2010, the defendants removed the action to the United States District Court for the Southern District of New York where the case is captioned Federal Deposit Insurance Corporation v. The McGraw-Hill Companies, Inc. et al., 10 Civ. 04421 (DAB). On June 25, 2010, Judge Deborah Batts signed an order providing that defendants are to re-file their motions to dismiss by August 24. 2010. On August 20, 2010, Judge Batts signed an order adjourning the proceedings for an additional 90 days at the request of the FDIC. Since that time, the Court, at the request of the FDIC, has further adjourned the proceedings to April 29, 2011. The effect of such order is that the defendants’ motion to dismiss must be filed by May 2, 2011, after which the FDIC will have 60 days to respond and defendants will have 30 days for their replies. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

In addition to the matters set forth above, the Company is a party to various routine legal proceedings arising out of the ordinary course of the Company’s business. Management believes that none of these routine legal proceedings will have a material adverse effect on the Company’s financial condition.

Non-Profit Preferred Funding I (“NPPF I”) Arrangement with Merrill Lynch Portfolio Management, Inc.

On December 27, 2007, Merrill Lynch Portfolio Management, Inc. (the “NPPF I Trustor”) and the trustee of the NPPF I collateralized debt obligation entered into a loan agreement whereby the NPPF I Trustor made an initial $3,000 advance to the NPPF I collateralized debt obligation so that additional funds would be available for the most junior collateralized debt obligation certificate holders in future distributions of collateralized debt obligation waterfall payments. At each waterfall payment date, the advance is repaid in full and the NPPF I Trustor re-advances a scheduled amount to the collateralized debt obligation trust. The scheduled amounts will decrease by $300 on each distribution date through September 15, 2012. The advance does not bear interest. The Company is not a party to this agreement and is not obligated to provide reimbursement for any outstanding advances to NPPF I Trustor. As of December 31, 2010, the outstanding advance between NPPF I Trustor and Merrill Lynch Portfolio Management, Inc. was $1,200.

As an accommodation to the NPPF I Trustor, the Company agreed to pay 6% simple interest on the advance via a side letter agreement entered into on December 27, 2007 between the Company and the NPPF I Trustor. The Company is only obligated to pay interest on outstanding advances. The side letter will terminate on the earlier of the payment in full of all advances and December 2014. The Company accounts for the interest on the outstanding advances as a reduction to revenue since these interest payments are deemed a direct reduction of the Company’s on-going revenue that otherwise would have been earned for the duration of the trust. The reduction in revenue earned by the Company for the year ended December 31, 2010, 2009 and 2008 was $88, $124 and $162, respectively. The potential additional liability the Company would have, assuming the $1,200 advance (as of December 31, 2010) to the NPPF I Trust remained outstanding through December 2014 would be approximately $288.

The Company sold the NPPF I management contract. See note 6. However, the Company retained this obligation.

Alesco Preferred Funding XVII Ltd. Collateral Management Fee Side Letter

On March 6, 2008, the Company entered into a side letter agreement with AFN in regards to Alesco Preferred Funding XVII, Ltd. collateralized debt obligation (“Alesco XVII collateralized debt obligation”) whereby the Company would remit to AFN (pre-Merger), who was the owner of 75% of the first tier preferred shares of the Alesco XVII collateralized debt obligation, 75% of the collateral management fees the Company would receive on the collateralized debt obligation. The Company recognized the receipt of collateral management fees in asset management fees in the consolidated statements of operations. Prior to the Merger, the Company accounted for this fee to AFN as a reduction to the asset management fees (a concession) since this fee was deemed a direct reduction of the Company’s ongoing asset management fees that otherwise would have been earned for the duration of the collateralized debt obligation. The reduction in asset management fees for the pre-Merger period from January 1, 2009 through December 16, 2009 was $186 and for the year ended December 31, 2008 was $186. Upon the consummation of the Merger, the side letter was effectively eliminated.

Letter of Credit on behalf of GSME Acquisition Partners I

In November 2009, the Company acted as the lead underwriter for the initial offering of a new special purpose acquisition corporation, GSME Acquisition Partners I (“GSME”). In connection with this transaction, the Company issued a letter of credit for the benefit of the GSME Acquisition Partners I trust in the amount of $1,242 that would be drawn upon under certain circumstances, such as the non-approval of a business combination or if no business combination was presented for a vote within the specified time frame. The Company’s maximum exposure to GSME pursuant to the letter of credit was $1,242. The Company’s obligation to fund amounts to GSME was accounted for as a guarantee pursuant to the guarantee provisions included in FASB ASC 460, Guarantees. As of December 31, 2009, the Company recorded $98 as a liability included in accounts payable and other liabilities for its “obligation to stand ready to perform” which offset a portion of new issue and advisory fee revenue the Company received for the formation of GSME Acquisition Partners I trust. On December 10, 2010, GSME announced that its shareholders approved the merger with an unrelated third party. As of December 31, 2010, the Company’s letter of credit was released and the Company reversed its guarantee liability of $98 and recognized new issue revenue of $98 in the consolidated statements of operations.

Alesco XIV Guarantee

AFN invested in a collateralized debt obligation (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by the Company. At the Merger Date, the Company recorded a liability of $1,084 related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount does not represent the expected loss; rather it represents the Company’s estimate of the fair value of its guarantee (i.e. the amount it would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee. The value will be adjusted under certain limited circumstances such as: (i) when the guarantee is extinguished; or (ii) if payment of amounts under the guarantee become probable and estimable. The maximum potential loss to the Company on this arrangement is $8,750. Under certain circumstances, Assured can require the Company to post liquid collateral.

28. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The accounting policies of the three segments are the same as those described in note 3.

The Company’s business segment information for the year ended December 31, 2010, 2009 and 2008 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

During 2010, the Company reclassified certain personnel and operating expenses from its capital markets segment and asset management segment to its principal investing segment. All prior periods presented have been reclassified to conform to the current period presentation. The following tables present the financial information for the Company’s segments for the period indicated.

As of and for the year ended December 31, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$70,809	$—	$—	$70,809	$—	$70,809
Asset management	—	25,281	—	25,281	—	25,281
New issue and advisory	3,778	—	—	3,778	—	3,778
Principal transactions and other income / (loss)	(125)	475	25,334	25,684	—	25,684

Total revenues	74,462	25,756	25,334	125,552	—	125,552
Total operating expenses	56,313	20,711	2,261	79,285	37,525	116,810

Operating income / (loss)	18,149	5,045	23,073	46,267	(37,525)	8,742
Income / (loss) from equity method affiliates	—	6,154	(270)	5,884	—	5,884
Other non operating income / (expense)	—	970	—	970	(5,130)	(4,160)

Income / (loss) before income taxes	18,149	12,169	22,803	53,121	(42,655)	10,466
Income tax benefit	—	—	—	—	(749)	(749)

Net income / (loss)	18,149	12,169	22,803	53,121	(41,906)	11,215
Less: Net income attributable to the noncontrolling interest	—	—	—	—	3,620	3,620

Net income / (loss) attributable to IFMI.	$18,149	$12,169	$22,803	$53,121	$(45,526)	$7,595

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$600	$—	$600	$1,756	$2,356

Balance sheet data:
Total assets (2)	$200,207	$25,567	$43,983	$269,757	$36,990	$306,747

Investment in equity method affiliates (included in total assets)	$—	$—	$2,106	$2,106	$—	$2,106

As of and for the year ended December 31, 2009	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$44,165	$—	$—	$44,165	$—	$44,165
Asset management	—	31,148	—	31,148	—	31,148
New issue and advisory	1,816	—	—	1,816	—	1,816
Principal transactions and other income / (loss)	22	603	6,332	6,957	—	6,957

Total revenues	46,003	31,751	6,332	84,086	—	84,086
Total operating expenses	43,788	23,310	708	67,806	27,391	95,197

Operating income / (loss)	2,215	8,441	5,624	16,280	(27,391)	(11,111)
Loss from equity method affiliates	—	—	(3,455)	(3,455)	—	(3,455)
Other non operating income / (expense)	—	7,746	—	7,746	(4,974)	2,772

Income / (loss) before income taxes	2,215	16,187	2,169	20,571	(32,365)	(11,794)
Income tax expense	—	—	—	—	9	9

Net income / (loss)	2,215	16,187	2,169	20,571	(32,374)	(11,803)
Less: Net income / (loss) attributable to the noncontrolling interest	—	—	170	170	(268)	(98)

Net income / (loss) attributable to IFMI.	$2,215	$16,187	$1,999	$20,401	$(32,106)	$(11,705)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$783	$—	$783	$1,760	$2,543

Balance sheet data:
Total assets (2)	$166,324	$18,164	$44,133	$228,621	$69,799	$298,420

Investment in equity method affiliates (included in total assets)	$—	$—	$477	$477	$—	$477

As of and for the year ended December 31, 2008	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$18,234	$—	$—	$18,234	$—	$18,234
Asset management	—	63,844	—	63,844	—	63,844
New issue and advisory	7,249	—	—	7,249	—	7,249
Principal transactions and other income / (loss)	361	1,996	(8,395)	(6,038)	—	(6,038)

Total revenues	25,844	65,840	(8,395)	83,289	—	83,289
Total operating expenses	17,545	39,288	521	57,354	23,190	80,544

Operating income / (loss)	8,299	26,552	(8,916)	25,935	(23,190)	2,745
Income from equity method affiliates	—	—	262	262	—	262
Other non operating income / (expense)	—	(287)	—	(287)	(8,856)	(9,143)

Income / (loss) before income taxes	8,299	26,265	(8,654)	25,910	(32,046)	(6,136)
Income tax expense	—	—	—	—	2,049	2,049

Net income / (loss)	8,299	26,265	(8,654)	25,910	(34,095)	(8,185)
Less: Net loss attributable to the noncontrolling interest	—	—	(1,259)	(1,259)	—	(1,259)

Net income / (loss) attributable to IFMI.	$8,299	$26,265	$(7,395)	$27,169	$(34,095)	$(6,926)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$2,020	$—	$2,020	$2,003	$4,023

Balance sheet data:
Total assets (2) (3)	$21,491	$25,727	$62,614	$109,832	$47,821	$157,653

Investment in equity method affiliates (included in total assets)	$—	$—	$2,356	$2,356	$—	$2,356

(1)	Unallocated includes certain expenses incurred by overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses related to support departments; (2) interest expense on debt; (3) change in fair value of interest rate swap; and (4) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of December 31, 2010 and 2009 are allocated to the Capital Markets and Asset Management segments as indicated in the table listed below. During the year ended December 31, 2010, goodwill related to the acquisition of AFN decreased $713 for net adjustments made during the measurement period to the fair values of the assets acquired and liabilities assumed. In the tables listed below, this retrospective adjustment is reflected in the goodwill at December 31, 2009, in accordance with the accounting guidance for business combinations. See note 4:

As of December 31, 2010:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$55	$3,176	$—	$3,231	—	$3,231
Intangible assets (included in other assets)	$206	—	—	$206	—	$206

As of December 31, 2009:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$55	$8,783	$—	$8,838	—	$8,838
Intangible assets (included in other assets)	$40	$534	$—	$574	—	$574

Asset management total operating expenses include an impairment charge of $5,607, $0, and $0 for the year ended December 31, 2010, 2009, and 2008, respectively, related to the impairment of goodwill allocated to the Strategos reporting unit. See note 13.

Asset management total operating expenses include an impairment charge of $0, $0 and $2,078 for the year ended December 31, 2010, 2009 and 2008, respectively, for the impairment of intangible assets. See note 14.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States, (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Year ended December 31,
	2010	2009	2008
Total Revenues:
United States	$111,067	$76,434	$73,391
United Kingdom & Other	14,485	7,652	9,898

	$125,552	$84,086	$83,289

Long-lived assets attributable to an individual country, other than the United States, are not material.

29. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $6,525¸ $3,422, and $7,352, for the years ended December 31, 2010, 2009, and 2008, respectively.

Prior to the Merger, the Company was a pass-through entity for U.S. federal income taxes. However, it did pay entity-level taxes in certain local jurisdictions. The Company paid income taxes of $639, $861, and $2,295 for the years ended December 31, 2010, 2009, and 2008, respectively, and received income tax refunds of $898, $873, and $12 for the years ended December 31, 2010, 2009, and 2008, respectively.

In 2010, the Company had no significant non-cash transactions which are not reflected on the statement of cash flows:

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

•

On June 1, 2009, the Company entered into an amended and restated credit facility with TD Bank N.A. The Company recorded an increase in other assets and an increase in accounts payable and other liabilities of $450 related to the exit fee the Company was obligated to pay to TD Bank, N.A. upon the maturity, payment in full, or acceleration of the 2009 Credit Facility, whichever was first to occur. The exit fee was paid in July 2010 when the Company entered into the 2010 Credit Facility. See note 18.

•	In connection with the consummation of the Merger on December 16, 2009. See note 4:

1)	The Company acquired the net assets of AFN for approximately $38,864, consisting of 5,979,085 shares of the Company’s Common Stock.

2)	The Company reclassified the Operating LLC’s investment in AFN of $328 from other investments, at fair value to treasury stock, at cost on its consolidated balance sheets.

3)	Cohen Brothers was organized as a limited liability company. In connection with the Merger, the consolidated financial statements include certain reclassifications to reflect the reporting entity becoming a corporation. The Company reclassified $18,022 from members’ capital to additional paid in capital on its consolidated balance sheets.

4)	In connection with the Merger, the Company reclassified $21,291 from members’ capital to noncontrolling interests on its consolidated balance sheets representing the noncontrolling unit holders’ interests in Cohen Brothers’ historical balance sheet (pre-combination) for Cohen Brothers unit holders that elected not to convert their units to AFN shares at the acquisition date.

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

30. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2010, 2009, and 2008. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in tables at the end of this section.

A. RAIT

RAIT is a publicly traded REIT. It has been identified as a related party because (1) the chairman and chief executive officer of the Company was a trustee of RAIT until his resignation from that position on February 26, 2010 (and was formerly the chief executive officer of RAIT from December 2006 to February 2009); and (2) the chairman of RAIT until her resignation from that position effective December 31, 2010 is the mother of the chairman and chief executive officer of the Company.

1. Shared Services Agreement

The Company has a shared services agreement with RAIT whereby RAIT reimburses the Company, or in some cases the Company reimburses RAIT, for shared costs incurred for administrative and occupancy costs. These amounts are disclosed as shared services (paid) received in the table at the end of this section.

2. RAIT Shares

During the first quarter of 2010, the Company sold all of the shares it held in RAIT. As of December 31, 2009, the Company held 510,434 shares of RAIT with a carrying value of $669 and a cumulative life to date unrealized loss of $8,950. Gains or losses recognized on these shares are disclosed as part of gain / (loss) in the table at the end of this section. The Company’s shares represented approximately 1% of the outstanding shares of RAIT as of December 31, 2009.

4. Revenue earned from RAIT

The Company provided certain services to RAIT during 2008 for which it earned monitoring fees for asset management related services for certain RAIT whole loan assets. The monitoring fees are included in asset management revenue in the Company’s consolidated statements of operations. The fees described above are disclosed as part of management fee revenue in the table at the end of this section.

5. Securities sold to and purchased from RAIT

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to RAIT. Or, the Company many purchase securities from RAIT and ultimately sell those securities to a third party. In either case, the Company includes the trading revenue earned (i.e. the gain or loss realized) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

B. Transactions between Alesco Financial Inc., or AFN, and Cohen Brothers

AFN was a publicly traded REIT prior to the consummation of the Merger of one of its subsidiaries with and into Cohen Brothers on December 16, 2009. Following the Merger, AFN changed its name to Cohen & Company Inc. and subsequently changed its name to Institutional Financial Markets, Inc. effective January 24, 2011. See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the Merger. Prior to the Merger, AFN and Cohen Brothers had been identified as a related party because: (i) Cohen Brothers’ chairman and chief executive officer was also the chairman of AFN prior to the Merger and (ii) Cohen Brothers’ former chief operating officer, who served in this capacity until December 16, 2009 was chief executive officer and a director of AFN prior to the consummation of the Merger. The following discussion relates to transactions that occurred during the pre-Merger period and therefore are deemed related party transactions.

1. Institutional Financial Markets, Inc. Shares (formerly AFN Shares)

The Company owned shares in AFN prior to the Merger. Any gains or losses recognized are disclosed as part of gain / (loss) in the table at the end of this section. Effective with the Merger, this investment was reclassified as treasury stock. The Company’s investment in AFN was included in other investments, at fair value on the consolidated balance sheets during the pre-Merger period.

2. Management Contract

AFN had no employees. A subsidiary of Cohen Brothers externally managed AFN for an annual management and incentive fee through December 16, 2009. Management fees earned are disclosed as a component of management fee revenue in the tables at the end of this section for the relevant pre-Merger periods. Upon the consummation of the Merger on December 16, 2009 and going forward, the revenue and expense related to the management contract were eliminated for GAAP purposes.

3. Securities Sold to and Purchased from AFN

As part of the Company’s broker-dealer operations prior to the Merger, the Company from time to time purchases securities from third parties and sold those securities to AFN. Or, the Company purchased securities from AFN and ultimately sold those securities to a third party. In either case, the Company includes the trading revenue earned (i.e. the gain or loss realized) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

4. Alesco XVII collateralized debt obligation side letter

On March 6, 2008, the Company entered into a side letter agreement with AFN with respect to Alesco XVII collateralized debt obligation whereby the Company had agreed to remit to AFN, who was the owner of 75% of the first tier preferred shares of the Alesco XVII collateralized debt obligation, 75% of the collateral management fees the Company would receive on the collateralized debt obligation. The Company recognized the receipt of collateral management fees in asset management fees in the consolidated statements of operations. The reduction in asset management fees for the pre-Merger period from January 1, 2009 through December 16, 2009 was $186 and for the year ended December 31, 2008 was $186. Upon the consummation of the Merger on December 16, 2009, the revenue and expense related to this side letter are eliminated for GAAP purposes. This amount is not disclosed in the tables at the end of this section.

5. Shared Services

Prior to the Merger, AFN would reimburse the Company for certain general and administrative expenses (e.g., pro rata share of the Company’s rent, telephone, utilities, and other office, internal and overhead expenses) related to AFN. The Company recorded this amount as a reduction in the related expense. These expenses are disclosed as shared services (paid) received in the tables at the end of this section.

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

TBBK maintained deposits for the Company in the amount of $147 and $70 as of December 31, 2010 and 2009, respectively. These amounts are not disclosed in the tables at the end of this section.

E. Investment Vehicles and Other

1. Brigadier (as a group) has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Brigadier onshore feeder fund would be treated as an equity method affiliate of the Company. The Company had a management contract with and an investment in Brigadier. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

2. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate and the chairman and chief executive officer of the Company is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

3. EuroDekania has been identified as a related party because the chairman and chief executive officer of the Company is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to EuroDekania. Or, the Company may purchase securities from EuroDekania and ultimately sell those securities to a third party. In either case, the Company includes the trading revenue earned (i.e. the gain or loss realized) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

4. DEKU had been identified as a related party because (i) DEKU was an equity method affiliate of the Company and (ii) the chairman and chief executive officer of the Company was a member of DEKU’s board of directors. In February 2009, DEKU liquidated. See note 3-F. The Company had an investment in DEKU accounted for under the equity method and a shared services arrangement. Payments received under the shared services arrangement are disclosed as part of shared services (paid) / received in the tables at the end of this section. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

5. Star Asia Manager has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

6. MFCA has been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would be treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company is the former chairman of MFCA’s board and still serves as a member of the board; and (iii) the president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. See note 6. The Company had a management contract with MFCA. The Company has an investment in MFCA and had a shared services arrangement with MFCA. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Payments received under the shared services arrangement are disclosed as part of shared services (paid) / received in the tables at the end of this section.

7. Cohen Financial Group, Inc. (“CFG”) was a newly formed entity created in May 2007 through the Company’s completion of a private offering of Cohen Brothers membership units issued to a group of investors in a private Rule 144A offering which resulted in the Company raising gross proceeds of $100,000. CFG had been identified as a related party because it was a member of the Company prior to the Merger. CFG filed a Certificated of Dissolution with the Secretary of State of the State of Delaware on December 16, 2009, and is in process of completing the liquidation process. From time to time, the Company advanced CFG funds for normal operating purposes; these amounts were treated as due from related party in the consolidated balance sheets.

9. The Deep Value GP and the Deep Value GP II have been identified as related parties because (i) the Deep Value GPs are equity method affiliates of the Company; and (ii) certain employees of the Company own 50% and 60% of the Deep Value GP and the Deep Value GP II, respectively. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

10. Deep Value (as a group) has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeders in which the Company has an investment would be treated as equity method affiliates of the Company. The Company had a management contract with and an investment in Deep Value. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. The tables listed below do not include any transactions with the Deep Value onshore feeder fund during the period the Company consolidated the onshore feeder fund as of December 31, 2008 and through the first quarter of 2009. See note 3-F.

11. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

12. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

13. The Duart Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore feeder fund in which the Company has an investment would be treated as an equity method affiliate of the Company. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. See note 3-F.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the years ended December 31, 2010, 2009 and 2008, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Twelve months ended December 31, 2010

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net trading	Dividend income	Gain/ (Loss)
Brigadier	$54	$—	$—	$64	$—	$—
RAIT	—	134	—	387	—	(10)
AFN	—	—	—	—	—	—
CBF	261	—	—	—	—	—
Star Asia	—	—	—	18,126	—	—
Star Asia Manager	—	—	—	—	834	—
Star Asia SPV	—	—	—	—	263	—
EuroDekania	667	138	—	525	—	—
MFCA	—	—	90	100	—	17
DEKU	—	—	—	—	—	—
Deep Value	2,538	—	—	4,481	6,070	—
Duart Capital	—	—	—	(223)	(1,283)	—

Total	$3,520	$272	$90	$23,460	$5,884	$7

RELATED PARTY TRANSACTIONS

Twelve months ended December 31, 2009

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net Trading	Dividend income	Gain/ (Loss)
Brigadier	$1,337	$—	$—	$89	$—	$—
RAIT	—	183	—	(658)	—	—
AFN	—	(3)	—	106	—	261
CBF	298	—	—	—	—	—
Star Asia	—	—	—	3,423	—	—
Star Asia Manager	—	—	—	—	862	—
EuroDekania	667	—	171	(1,025)	—	—
MFCA	120	—	—	1,052	—	28
DEKU	—	—	—	—	(4,339)	15
Deep Value	2,129	—	—	6,268	22	—

Total	$4,551	$180	$171	$9,255	$(3,455)	$304

RELATED PARTY TRANSACTIONS

Twelve months ended December 31, 2008

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income/ (loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net trading	Dividend income	Gain/ (Loss)
Brigadier	$9,597	$—	$—	$10,185	$—	$—
RAIT	520	70	648	(3,073)	—	50
AFN	2,661	—	252	(1,431)	—	227
CBF	70	—	—	—	—	—
Star Asia	—	—	490	(4,468)	—	—
Star Asia Manager	—	—	—	—	806	—
EuroDekania	1,352	—	1,117	(4,898)	—	—
MFCA	1,277	—	120	(3,188)	—	129
DEKU	—	—	—	—	(511)	90
Deep Value	604	—	—	(2,762)	(33)	—

Total	$16,081	$70	$2,627	$(9,635)	$262	$496

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

In March 2010, the Company purchased 2,279,820 common shares of Star Asia for $1,334 and 1,139,910 units of Star Asia SPV for $4,058 (a total of $5,392) directly from Star Asia as part of a rights offering. See notes 9, 10 and 16.

In June 2010, the Company received an in-kind distribution of $55 in the form of 109,890 shares of Star Asia from the Company’s equity method affiliate, Star Asia SPV. See note 16.

G. Chadwick Securities, Inc., a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”)

REXI is a publicly traded specialized asset management company in the commercial finance, real estate and financial fund management sectors. It has been identified as a related party because (i) the chairman of the board of REXI is the father of the Company’s chairman and chief executive officer; and (ii) the chief executive officer of REXI is the brother of the Company’s chairman and chief executive officer. In May 2008, one of the Company’s U.S. broker-dealer subsidiaries paid a fee of $231 to Chadwick Securities, Inc. for its services as the introducing agent for a transaction in which the Company’s broker-dealer subsidiary purchased securities from an investment bank. The Company recognized this as a component of the purchase price of the security.

H. Subordinated Notes Payable

In June 2008, the Company obtained $9,000 of unsecured subordinated financing from the Company’s chairman and chief executive officer, the Company’s president and CFG. See note 18 for a description of the transaction.

Prior to the completion of the Merger on December 16, 2009, CFG filed a certificate of dissolution with the Secretary of State of the State of Delaware. The Company issued new subordinated notes to each stockholder of CFG evidencing the Company’s obligation to pay to each such stockholder the stockholder’s pro rata share of the original note to CFG. The new subordinated notes have substantially the same terms and provisions as contained in the original note to CFG.

Messrs. Cohen and Ricciardi were stockholders of CFG and received new subordinated notes in the original principal amount of $495 and $103, respectively, in December 2009. Of the $3,807 of outstanding subordinated notes payable to related parties as of December 31, 2009, $2,598 and $1,147 were payable to Messrs. Cohen and Ricciardi, respectively. See note 18.

As of December 31, 2010 the Company had no outstanding subordinated notes payable to the Company’s employees. On August 27, 2010, the Company’s broker-dealer subsidiary, CCS, repurchased a total of $8,081 principal amount of Subordinated Notes for a total purchase price of $6,762, including accrued interest. The Company recognized a gain from repurchase of debt of $1,632 for the year ended December 31, 2010. See note 18. Of the $3,863 principal amount repurchased from related parties, $2,636 and $1,164 were repurchased from Messrs. Cohen and Ricciardi, respectively, for a purchase price, including accrued interest of $2,206 and $975 payable to Messrs. Cohen and Ricciardi, respectively.

I. Purchase of MFCA Shares

In June 2009, the Company purchased 500,100 common shares of MFCA directly from MFCA for $600 as part of a rights offering.

J. Directors and Employees

In addition to the employment agreements the Company has entered into with its chairman, its president and its chief financial officer, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

K. Other

From time to time, the Company’s U.S. broker-dealer subsidiaries provided certain brokerage services to its employees in the ordinary course of doing business. The Company recognized immaterial amounts of revenue from these activities in 2010, 2009 and 2008.

31. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due to / from related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 30 and final settlement of those transactions in cash. All amounts are non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	December 31, 2010	December 31, 2009
RAIT	$53	$85
Brigadier	—	168
Deep Value	465	640
Deep Value GP	15	68
Deep Value GP II	59	20
Star Asia Manager	64	17
Cohen Financial Group, Inc.	—	76
Cohen Brothers Financial, LLC	310	174
Employees	—	7

Total Due from Related Parties	$966	$1,255

Cohen Financial Group, Inc.	$26	$—
Employees	8	—

Total Due to Related Parties	$34	$—

32. SUBSEQUENT EVENTS

JVB Acquisition

On January 13, 2011, the Company and the Operating LLC completed the acquisition of JVB. As contemplated by the Purchase Agreement, the Sellers sold all of the outstanding equity interests in JVB to the Operating LLC and JVB is now a wholly owned subsidiary of the Operating LLC.

The purchase price consisted of $5.6 million in cash, 313,051 shares of IFMI common stock and 559,020 restricted membership units in the Operating LLC plus a cash amount equal to JVB’s tangible net worth. In addition, the Company agreed to pay $2.5 million to certain of the Sellers who will remain employees (“Management Employees”) in three equal installments, one on each of the first three anniversaries of the closing date of the acquisition, contingent upon each individual’s continued employment at each payment date. Upon the closing of the acquisition, an escrow of $484 was established for the payment of any adjustments to the purchase price based on the final tangible net worth of JVB as of the closing of the transaction and particular indemnities, and $384 was withheld for payment to the Sellers only if a specific revenue target is achieved at the end of the first year of operation following the closing of the transaction. All of the restricted membership units in the Operating LLC were delivered to Management Employees and will vest in three equal installments on each of the first three anniversaries of the closing date, subject to the terms and conditions contained in each employee’s employment agreement. Once vested, the restricted membership units in the Operating LLC may be redeemed for cash or, at the Company’s option, shares of the common stock of the Company.

The above transaction will be accounted under the acquisition method in accordance with U.S. GAAP. Accordingly, the transaction will be accounted for as an acquisition by the Operating LLC of JVB. The effective date of the merger transaction with JVB for accounting purposes was set as January 1, 2011. JVB’s results of operations will be included in the Company’s statements of operations beginning January 1, 2011.

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2009:

	Pro forma Year ended December 31,
	2010	2009
Revenue	$150,361	$110,589
Earnings (loss) attributable to IFMI	$7,727	$(8,330)

The following table summarizes the calculation of the fair value of consideration transferred by the Company to acquire JVB:

Equity consideration:
Shares of IFMI issued (1)	313,051
Multiplied by (2)	$4.89

Value of stock consideration	$1,531	$1,531
Cash consideration (3)		14,956
Contingent payments due (4)		326

Total purchase price		$16,813

(1)	Excludes 559,020 units of the Operating LLC issued to certain JVB Sellers that will remain employees of JVB. These units vest over a 3 year period and will be treated as compensation for future service and not part of the purchase price.
(2)	Represents the closing price of IFMI shares on January 13, 2011.
(3)	When closing the transaction, payment was made based on an estimate of JVB’s tangible net worth. However, a mechanism exists in the contract whereby the Company owes additional funds or can recapture funds to the extent JVB’s tangible net worth differed from the amount estimated. The amount of cash consideration represents actual cash paid at closing of $15,044 less $88 receivable from escrowed proceeds for the tangible net worth adjustment. Also, cash consideration excludes $2,482 to be paid over time to certain JVB Sellers that will remain employees of JVB. The amount is contingent upon the individuals remaining employees. It is earned ratably over a three-year period. If the employee terminates employment during the three year period, any unearned portion is refundable to the Company. It will be treated as compensation for future services and not part of the purchase price.
(4)	Represents contingent payments due to JVB Sellers based on performance targets. A specific business unit of JVB is required to earn a minimum amount of revenue within 12 months of the business combination in order for this amount to be due to the owners of JVB. If that threshold is met, the owners of JVB will receive an additional payment of $384 which the Company will treat as contingent consideration. Accordingly, the Company should determine the fair value of this arrangement and record a liability equal to the fair value as of the date of the business combination. The Company has not yet finalized its determination of fair value, but included it preliminary determination of $326. The Company will carry this liability at fair value and any future adjustments in fair value will be recognized in earnings.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date as of January 1, 2011.

Total Estimated Fair Value as of Acquisition Date (provisional)
Assets acquired:
Cash and cash equivalents	$91
Restricted cash	100
Investments-trading	31,935
Other assets (1)	1,107
Liabilities assumed:
Payables to brokers, dealers, and clearing agencies	(17,655)
Accounts payable and other liabilities	(1,221)
Trading securities sold, not yet purchased	(4,497)

Fair value of net assets acquired	9,860
Purchase price for net assets acquired	$16,813

Goodwill	$6,953

(1)	Other assets are comprised of a purchase accounting adjustment for $166 which represents the estimated value of the broker-dealer license. The $166 value of JVB’s broker-dealer license is an initial estimate. Any adjustment to this value in the final purchase accounting will result in an offsetting adjustment to the amount assigned to goodwill. The intangible asset of $166 related to the broker-dealer license will be allocated to the Capital Markets operating segment.
(2)	Goodwill recognized as of the acquisition date will be allocated to the Capital Markets operating segment.

The allocation of the purchase price to the consolidated assets and liabilities of JVB resulted in goodwill of $6,953 (which is the difference between the fair value of JVB’s net assets and the purchase price paid by the Company. The goodwill is not deductible for tax purposes. The goodwill will be allocated to the Capital Markets operating segment.

FundCore Finance Group Venture

In January 2011, the Company formed a new venture with FundCore Finance Group to create a commercial real estate conduit lender. Contingent upon obtaining warehouse financing, the Company is committed to providing $25 million in capital to the joint venture. The Company’s capital commitment, combined with the warehouse financing, will be used to originate, fund, and eventually securitize commercial real estate fixed rate loans.

SCHEDULE I

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)

Balance Sheet

(Dollars in Thousands)

	December 31, 2010	December 31, 2009
Assets
Investment in IFMI, LLC	$110,166	$109,407

Total assets	$110,166	$109,407

Liabilities
Accrued interest payable	$336	$706
Deferred income taxes	9,208	9,717
Debt	36,264	42,643

Total liabilities	45,808	53,066

Stockholders’ Equity
Preferred Stock:
Series A Voting Convertible Preferred Stock	—	—
Series B Voting Non-Convertible Preferred Stock	5	—
Series C Junior Participating Preferred Stock	—	—
Common Stock	10	10
Additional paid-in capital	58,954	57,411
Accumulated other comprehensive loss	(665)	(582)
Retained earnings / (accumulated deficit)	6,382	(170)
Treasury stock	(328)	(328)

Total stockholders’ equity	64,358	56,341

Total liabilities and stockholders’ equity	$110,166	$109,407

See accompanying notes to condensed financial statements.

SCHEDULE I (Continued)

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)

Statement of Operations

(Dollars in Thousands)

	Year Ended December 31, 2010	For the period from December 17, 2009 to December 31, 2009
Revenues
Equity in undistributed earnings from IFMI, LLC	$12,417	$74

Total revenues	12,417	74

Operating income	12,417	74

Non operating expense
Interest expense	(5,330)	(244)

Income / (loss) before income taxes	7,087	(170)
Income tax (benefit) expense	(508)	—

Net income / (loss)	$7,595	$(170)

See accompanying notes to condensed financial statements.

SCHEDULE I (Continued)

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)

Statement of Cash Flows

(Dollars in Thousands)

	Year Ended December 31, 2010	For the period from December 17, 2009 to December 31, 2009
Operating activities
Net income / (loss)	$7,595	$(170)
Adjustments to reconcile net income / (loss) to net cash used in operating activities
Equity in undistributed earnings of IFMI, LLC	(12,417)	(74)
Distributions from IFMI, LLC	11,575	225
Gain on repurchase from debt	(923)	—
Equity-based compensation	1,658	—
Amortization of discount of debt	88	27
Decrease in accounts payable and other liabilities	(370)	(8)
Change in deferred income taxes	(509)	—

Net cash provided by operating activities	6,697	—

Financing activities
Repurchase of debt	(5,544)	—
Cash used to net share settle equity awards	(110)	—
Dividends paid to stockholders	(1,043)	—

Net cash used in financing activities	(6,697)	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See accompanying notes to condensed financial statements.

SCHEDULE I (Continued)

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in Thousands)

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of Institutional Financial Markets, Inc.

The Company received cash distributions from IFMI, LLC of $11,575 for the year ended December 31, 2010 and $225 for the period from December 17, 2009 and December 31, 2009

This schedule is not applicable to fiscal years prior to 2009.

INSTITUTIONAL FINANCIAL MARKETS, INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in Thousands, except share or unit and per share or per unit information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended December 31, 2010 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

We have derived the unaudited consolidated statements of income data from our unaudited financial statements, which are not included in this Annual Report on Form 10-K. In accordance with GAAP, the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer. Our unaudited financial results reflect the operations of Cohen Brothers from January 1, 2009 through to December 16, 2009 and the combined operations of the merged company from December 17, 2009 to December 31, 2010.

The quarterly financial results include all adjustments, consisting of normal recurring adjustments that we consider necessary for a fair presentation of our operating results for the quarters presented. Historical operating information may not be indicative of our future performance.

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenues	$24,904	$23,104	$35,811	$41,733	$22,152	$24,569	$20,446	$16,919

Operating expenses
Compensation and benefits (1)	13,256	13,787	23,272	27,131	17,662	18,762	16,656	17,439
Business development, occupancy, equipment	1,357	1,392	1,338	1,383	1,572	1,140	1,210	1,547
Professional services, subscriptions, and other operating	5,888	7,848	5,869	6,326	5,673	3,627	3,750	3,616
Depreciation and amortization	457	628	628	643	624	630	635	654
Impairment of goodwill	—	5,607	—	—	—	—	—	—

Total operating expenses	20,958	29,262	31,107	35,483	25,531	24,159	22,251	23,256

Operating income / (loss)	3,946	(6,158)	4,704	6,250	(3,379)	410	(1,805)	(6,337)

Non operating income / (expense)
Interest expense	(1,519)	(2,345)	(1,829)	(1,993)	(1,216)	(1,103)	(1,457)	(1,198)
Gain on repurchase of debt	37	1,632	—	886	—	—	—	—
Gain on sale of management contracts	—	—	836	135	3,130	132	226	4,258
Income / (loss) from equity method affiliates	(120)	6,112	(122)	14	137	266	225	(4,083)

Income/(loss) before income taxes	2,344	(759)	3,589	5,292	(1,328)	(295)	(2,811)	(7,360)
Income tax (benefit) expense	(1,250)	(622)	392	731	(291)	112	120	68

Net income / (loss)	3,594	(137)	3,197	4,561	(1,037)	(407)	(2,931)	(7,428)
Less: Net income / (loss) attributable to the noncontrolling interest	975	(138)	1,137	1,646	(87)	—	—	(11)

Net income / (loss) attributable to IFMI.	$2,619	$1	$2,060	$2,915	$(950)	$(407)	$(2,931)	$(7,417)

Earnings / (loss) per common share/membership unit — basic (2)	$0.25	$—	$0.20	$0.28	$(0.10)	$(0.04)	$(0.30)	$(0.77)
Weighted average common shares/membership units outstanding — basic (2)	10,441,031	10,428,481	10,428,498	10,318,058	9,722,779	9,611,707	9,611,707	9,611,707
Earnings / (loss) per common share/membership unit — diluted (2)	$0.25	$—	$0.20	$0.28	$(0.10)	$(0.04)	$(0.30)	$(0.77)
Weighted average common shares/membership units outstanding — diluted (2)	15,724,587	15,712,037	15,712,054	15,601,614	9,722,779	9,611,707	9,611,707	9,611,707
Compensation and benefits includes (1):
Equity-based compensation	$91	$593	$1,021	$800	$3,321	$1,098	$1,103	$1,034
Retention bonus expense	—	—	—	—	—	3,905	4,176	4,293

Total	$91	$593	$1,021	$800	$3,321	$5,003	$5,279	$5,327

(1)	For Further Information on “Equity-Based Compensation” see “ Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Expenses — Compensation and Benefits.”
(2)	All historical share/unit information presented prior to the Merger date was retroactively restated for the recapitalization of membership units based on the exchange ratio of shares issued in the merger of 0.57372 which factored in the 1-for-10 reverse stock split effectuated by AFN on December 16, 2009.

Computation of earnings / (loss) per common share/membership unit for each quarter are made independently of earnings / (loss) per common share/membership unit for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of the quarterly results per share does not equal the earnings / (loss) per common share/membership unit for the year.