Form 10-Q
period 2011-03-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2011-05-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

As of April 29, 2011 there were 12,209,340 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2011

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	benefits, results, cost reductions and synergies resulting from the Company’s recent business combinations;

•	integration of operations;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	market outlook;

•	expected financial position;

•	expected results of operations;

•	future cash flows;

•	financing plans;

•	plans and objectives of management;

•	tax treatment of the business combinations;

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as well as the fact that we may not realize the anticipated growth opportunities of acquiring a majority ownership interest in PrinceRidge Holdings LP and we may not be able to complete such acquisition.

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

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.), a Maryland corporation. The “Company,” “we,” “us,” and “our” refers to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC), or the “Operating LLC” refers to the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN that we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009 and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term, “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc.

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

In accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP,” the Merger was accounted for as a reverse acquisition, Cohen Brothers was deemed to be the accounting acquirer and all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date, therefore, the financials reported herein are the historical financials of Cohen Brothers. As used throughout this filing, the terms, the “Company,” “we,” “us,” and “our” refer to the operations of Cohen Brothers and its consolidated subsidiaries prior to December 17, 2009 and the combined operations of the merged company and its consolidated subsidiaries from December 17, 2009 forward. AFN refers to the historical operations of Alesco Financial Inc. through to December 16, 2009, the date of the Merger, or the Merger Date.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash and cash equivalents	$49,548	$43,946
Restricted cash	1,880	4,507
Receivables from related parties	771	966
Other receivables	5,632	6,033
Investments-trading	316,394	189,015
Other investments, at fair value	44,766	46,551
Goodwill	10,184	3,231
Other assets	12,613	12,498

Total assets	$441,788	$306,747

Liabilities
Payables to:
Brokers, dealers, and clearing agencies	$113,885	$45,469
Related parties	60	34
Accounts payable and other liabilities	13,842	13,165
Accrued compensation	9,072	17,358
Trading securities sold, not yet purchased	54,351	17,820
Securities sold under agreement to repurchase	105,490	69,816
Deferred income taxes	8,639	8,889
Debt	43,258	44,688

Total liabilities	348,597	217,239

Commitments and contingencies (See Note 20)

Stockholders’ Equity
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, no shares issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,210,649 and 10,533,084 shares issued, respectively; 12,160,249 and 10,482,684 shares outstanding, respectively, including 1,448,132 and 162,226 unvested restricted share awards, respectively	11	10
Additional paid-in capital	62,762	58,954
Retained earnings	6,212	6,382
Accumulated other comprehensive loss	(448)	(665)
Treasury stock at cost (50,400 shares of Common Stock)	(328)	(328)

Total controlling interest	68,214	64,358
Noncontrolling interest	24,977	25,150

Total stockholders’ equity	93,191	89,508

Total liabilities and stockholders’ equity	$441,788	$306,747

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues
Net trading	$27,274	$22,768
Asset management	5,970	6,770
New issue and advisory	109	668
Principal transactions and other income	(1,039)	11,527

Total revenues	32,314	41,733

Operating expenses
Compensation and benefits	21,988	27,131
Business development, occupancy, equipment	1,439	1,383
Subscriptions, clearing, and execution	2,815	1,555
Professional fees and other operating	4,015	4,771
Depreciation and amortization	470	643

Total operating expenses	30,727	35,483

Operating income	1,587	6,250

Non-operating income / (expense)
Interest expense	(1,482)	(1,993)
Gain on repurchase of debt	—	886
Gain on sale of management contracts	—	135
Income from equity method affiliates	95	14

Income before income tax expense / (benefit)	200	5,292
Income tax expense / (benefit)	(213)	731

Net income	413	4,561
Less: Net income attributable to the noncontrolling interest	38	1,646

Net income attributable to IFMI.	$375	$2,915

Income per share data (see note 19):

Income per common share – basic:
Income per common share	$0.03	$0.28

Weighted average shares outstanding-basic	10,819,955	10,318,058

Income per common share – diluted:
Income per common share	$0.03	$0.28

Weighted average shares outstanding-diluted	16,125,155	15,601,614

Dividends declared per common share	$0.05	$—

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock Class A Shares	Preferred Stock Class A $ Amount	Preferred Stock Class B Shares	Preferred Stock Class B $ Amount	Common Stock Shares	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (1)	Noncontrolling Interest	Total	Comprehen- sive Income/ (Loss)
Balance at December 31, 2009	1	$—	—	$—	10,307,238	$10	$57,411	$(170)	$(582)	$(328)	$21,310	$77,651	$—
Conversion of Series A Preferred Stock to Series B Preferred Stock	(1)	—	4,983,557	5	—	—	(5)	—	—	—	—	—	—
Equity-based compensation and vesting of shares	—	—	—	—	89,572	—	1,658	—	—	—	847	2,505	—
Shares withheld for employee taxes	—	—	—	—	(25,952)	—	(110)	—	—	—	(56)	(166)	—
Dividends/Distributions	—	—	—	—	—	—	—	(1,043)	—		(528)	(1,571)	—
Net income	—	—	—	—	—	—	—	7,595	—	—	3,620	11,215	11,215
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(83)	—	(43)	(126)	(126)

Balance at December 31, 2010	—	$—	4,983,557	$5	10,370,858	$10	$58,954	$6,382	$(665)	$(328)	$25,150	$89,508	$11,089

Acquisition of additional units of consolidated subsidiary	—	—	—	—	—	—	807	—	(23)	—	(784)	—	—
Shares issued in acquisition of JVB Financial Holdings, LLC	—	—	—	—	313,051	1	1,531	—	—	—	—	1,532	—
Equity-based compensation and vesting of shares	—	—	—	—	79,506	—	1,473	—	—	—	716	2,189	—
Shares withheld for employee taxes	—	—	—	—	(898)	—	(3)	—	—	—	(1)	(4)	—
Dividends/Distributions	—	—	—	—	—	—	—	(545)	—	—	(264)	(809)	—
Net income	—	—	—	—	—	—	—	375	—	—	38	413	413
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	240	—	122	362	362

Balance at March 31, 2011	—	$—	4,983,557	$5	10,762,517	$11	$62,762	$6,212	$(448)	$(328)	$24,977	$93,191	$775

(1)	50,400 shares of the Company’s Common Stock.

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$413	$4,561
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on repurchase of debt	—	(886)
Gain on sale of management contracts	—	(135)
Equity-based compensation	2,189	800
Realized loss / (gain) on other investments, at fair value	23	8,482
Change in unrealized (gain) / loss on other investments	1,517	(19,652)
Depreciation and amortization	470	643
Income from equity method affiliates	(95)	(14)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	530	317
(Increase) decrease in investments-trading, net	(95,444)	57,511
(Increase) decrease in other assets, net	771	(6,580)
(Increase) decrease in receivables under resale agreement	—	(55,469)
Change in receivables from / payables to related parties, net	296	8
(Increase) decrease in restricted cash	2,747	105
Increase (decrease) in accrued compensation	(8,854)	7,435
Increase (decrease) in accounts payable and other liabilities	(140)	545
Increase (decrease) in trading securities sold, not yet purchased, net	32,034	(4,483)
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	50,761	(46,036)
Increase (decrease) in securities sold under agreement to repurchase	35,674	28,964
Increase (decrease) in deferred income taxes	(250)	(244)

Net cash provided by (used in) operating activities	22,642	(24,128)

Investing activities
Cash paid for acquisition of JVB Financial Holdings, L.L.C., net of cash acquired.	(14,956)	—
Purchase of investments-other investments, at fair value	(342)	(1,334)
Proceeds from sale of management contracts	—	135
Sales and return of principal of other investments, at fair value	111	3,455
Investment in equity method affiliates	(172)	(4,058)
Return from equity method affiliates	465	350
Purchase of furniture, equipment, and leasehold improvements	(166)	(482)

Net cash provided used in investing activities	(15,060)	(1,934)

Financing activities
Repayment and repurchase of debt	(1,458)	(14,065)
Cash used to net share settle equity awards	(3)	(151)
Distributions to noncontrolling interest	(264)	—
Dividends	(545)	—

Net cash used in financing activities	(2,270)	(14,216)

Effect of exchange rate on cash	290	(234)

Net increase (decrease) in cash and cash equivalents	5,602	(40,512)
Cash and cash equivalents, beginning of period	43,946	69,692

Cash and cash equivalents, end of period	$49,548	$29,180

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share or per share information)

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

As a result of the Merger, AFN received 10,343,347 or 66.2% of the membership interests in Cohen Brothers. Of the 66.2% of Cohen Brothers received by AFN in connection with the Merger, 38.5% was received in the form of units issued directly by Cohen Brothers. The remaining 27.7% was acquired by AFN from Cohen Brothers members in exchange for the issuance of AFN common stock to those members. The remaining 5,283,556 membership interests or 33.8% of Cohen Brothers was held by Daniel Cohen (31.9% or 4,983,557 membership interests) and other members (1.9% or 299,999 membership interests). Each of Mr. Cohen’s membership units is redeemable at Mr. Cohen’s option, at any time on or after January 1, 2013, for (i) cash in amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of the issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. The membership units held by the other members have the same redemption rights as described for Mr. Cohen except that the members holding these units may elect to redeem their shares at any time.

Therefore, the members of Cohen Brothers at the time of the Merger received 61.5% of the total ownership interests in the combined entity (33.8% remained as members of Cohen Brothers and 27.7% exchanged their interest in Cohen Brothers for AFN stock). In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer primarily because the owners of Cohen Brothers at the time of the Merger received the majority interest in the merged entity as previously described. As a result, all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. The financial statements presented herein include the operations of the merged entity from December 17, 2009 forward.

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). As used in these consolidated financial statements, the term “the Company” refers to the combined operations of the merged company and its consolidated subsidiaries subsequent to December 17, 2009. “AFN” refers to the historical operations of Alesco Financial Inc. through the December 16, 2009 Merger date. When the term “IFMI” is used, it is referring to the parent company itself,

Institutional Financial Markets, Inc. Subsequent to the Merger, Cohen Brothers changed its name to IFMI, LLC and functions as the main operating majority-owned subsidiary of the Company, and in these statements it is referred to as the “Operating LLC.”

Effective January 1, 2010, the Company ceased to qualify as a REIT. The Company now trades on the NYSE Amex LLC under the ticker symbol “IFMI.” The Company, through its subsidiaries, is an investment firm specializing in credit related fixed income investments. As of March 31, 2011, the Company had $9.6 billion in assets under management (“AUM”).

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

•

new issue and advisory revenue comprised primarily of (i) origination fees for corporate debt issues originated by the Company; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging the issuance of newly created debt, equity and hybrid financial instruments;

Asset Management:

•

asset management fees for the Company’s on-going services as asset manager charged and earned by managing Investment Vehicles, which may include fees both senior and subordinated to the securities in the Investment Vehicle;

•	incentive management fees earned based on the performance of the various Investment Vehicles;

Principal Investing:

•

gains and losses (unrealized and realized) and income and expense earned on securities (primarily seed capital investments in certain Investment Vehicles the Company manages) classified as other investments, at fair value; and

•	income or loss from equity method affiliates.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

Goodwill Impairment Testing

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which is intended to address entities with reporting units with zero or negative carrying amounts. The provisions of this ASU amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 requires entities to consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010. Early adoption is permitted. The Company’s adoption of the new guidance on performing Step 2 of the goodwill impairment test as of January 1, 2011 did not have an effect on the Company’s consolidated financial statements.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which is intended to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment affects any public entity as defined by FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“FASB ASC 805”) that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. Early adoption is permitted. The Company’s adoption of the new guidance as of January 1, 2011 did not have an impact to its financial statements as it pertains only to supplemental pro forma disclosures.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of March 31, 2011 and December 31, 2010, the fair value of the Company’s debt was estimated to be $49.4 million and $43.1 million, respectively.

Derivatives: These amounts are carried at fair value. Derivatives are included as a component of investments-trading and other investments, at fair value. See notes 8 and 9. The fair value is based on quoted market prices on an exchange that is deemed to be active.

4. ACQUISITIONS

Prince Ridge Holdings, LP (“PrinceRidge”)

In April 2011, the Company announced an agreement with PrinceRidge whereby the Company would acquire approximately 70% interest in PrinceRidge. This transaction is subject to FINRA approval. See Note 25.

Acquisition of JVB Financial Holdings, L.L.C.

On September 14, 2010, the Company entered into a Purchase and Contribution Agreement (the “Purchase Agreement”) with JVB Financial Holdings, L.L.C., a Florida limited liability company (“JVB”), the sellers listed in the Purchase Agreement (the “Sellers”) and certain employees of JVB (the “Management Employees”) pursuant to which the Sellers agreed to sell all of the equity interests in JVB to the Operating LLC and JVB would become a wholly owned subsidiary of the Operating LLC. On January 13, 2011, the Company and the Operating LLC completed its acquisition of JVB. As contemplated by the Purchase Agreement, the Sellers sold all of the outstanding equity interests in JVB to the Operating LLC and JVB is now a wholly owned subsidiary of the Operating LLC.

The purchase price consisted of $5,646 in cash, 313,051 shares of IFMI common stock and 559,020 restricted membership units in the Operating LLC plus a cash amount equal to JVB’s tangible net worth. In addition, the Company agreed to pay $2,482 to certain of the Sellers who will remain employees (“Management Employees”) in three equal installments, one on each of the first three anniversaries of the closing date of the acquisition, contingent upon each individual’s continued employment at each payment date. Upon the closing of the acquisition, an escrow of $484 was established for the payment of any adjustments to the purchase price based on the final tangible net worth of JVB as of the closing of the transaction and particular indemnities, and $384 was withheld for payment to the Sellers only if a specific revenue target is achieved at the end of the first year of operation following the closing of the transaction. All of the restricted membership units in the Operating LLC were delivered to Management Employees and will vest in three equal installments on each of the first three anniversaries of the closing date, subject to the terms and conditions contained in each employee’s employment agreement. Once vested, the holder of the restricted membership units in the Operating LLC may require that the Operating Company redeem such restricted membership units for cash or, at the Company’s option, shares of the common stock of the Company.

The above transaction was accounted under the acquisition method in accordance with U.S. GAAP. Accordingly, the transaction was accounted for as an acquisition by the Operating LLC of JVB. The effective date of the merger transaction with JVB for accounting purposes was set as January 1, 2011. JVB’s results of operations are included in the Company’s statements of operations beginning January 1, 2011.

JVB contributed $4,889 of revenue and $217 of earnings to the Company for the three months ended March 31, 2011. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2009:

	Pro forma Year ended December 31,
	2010	2009
Revenue	$150,361	$110,589
Earnings (loss) attributable to IFMI	$7,727	$(8,330)

The following table summarizes the calculation of the fair value of consideration transferred by the Company to acquire JVB:

Equity consideration:
Shares of IFMI issued (1)	313,051
Multiplied by (2)	$4.89

Value of stock consideration	$1,531	$1,531
Cash consideration (3)		14,956
Contingent payments due (4)		326

Total purchase price		$16,813

(1)	Excludes 559,020 units of the Operating LLC issued to certain JVB Sellers that will remain employees of JVB. These units vest over a 3 year period and will be treated as compensation for future service and not part of the purchase price.
(2)	Represents the closing price of IFMI shares on January 13, 2011.
(3)	When closing the transaction, payment was made based on an estimate of JVB’s tangible net worth. However, a mechanism exists in the contract whereby the Company owes additional funds or can recapture funds to the extent JVB’s tangible net worth differed from the amount estimated. The amount of cash consideration represents actual cash paid at closing of $15,044 less $88 receivable from escrowed proceeds for the tangible net worth adjustment. Also, cash consideration excludes $2,482 to be paid over time to certain JVB Sellers that will remain employees of JVB. The amount is contingent upon the individuals remaining employees. It is earned ratably over a three-year period. If the employee terminates employment during the three year period, any unearned portion is refundable to the Company. It will be treated as compensation for future services and not part of the purchase price.
(4)	Represents contingent payments due to JVB Sellers based on performance targets. A specific business unit of JVB is required to earn a minimum amount of revenue within 12 months of the business combination in order for this amount to be due to the owners of JVB. If that threshold is met, the owners of JVB will receive an additional payment of $384 which the Company will treat as contingent consideration. Accordingly, the Company should determine the fair value of this arrangement and record a liability equal to the fair value as of the date of the business combination. The Company has determined that the fair value of this obligation is $326. The Company will carry this liability at fair value and any future adjustments in fair value will be recognized in earnings.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date as of January 1, 2011.

Total Estimated Fair Value as of Acquisition Date
Assets acquired:
Cash and cash equivalents	$91
Restricted cash	100
Investments-trading	31,935
Other assets (1)	1,107
Liabilities assumed:
Payables to brokers, dealers, and clearing agencies	(17,655)
Accounts payable and other liabilities	(1,221)
Trading securities sold, not yet purchased	(4,497)

Fair value of net assets acquired	9,860
Purchase price for net assets acquired	$16,813

Goodwill (2)	$6,953

(1)	Other assets are comprised of a purchase accounting adjustment for $166 which represents the estimated value of the broker-dealer license. The intangible asset of $166 related to the broker-dealer license was allocated to the Capital Markets operating segment.
(2)	Goodwill recognized as of the acquisition date was allocated to the Capital Markets operating segment.

The allocation of the purchase price to the consolidated assets and liabilities of JVB resulted in goodwill of $6,953 (which is the difference between the fair value of JVB’s net assets and the purchase price paid by the Company. The goodwill is not deductible for tax purposes. The goodwill was allocated to the Capital Markets operating segment.

In accordance with ASC 805, Business Combinations, the Company has one year from the closing of the transaction, referred to as the measurement period, to finalize the accounting for the business combination. During the measurement period, the Company may retrospectively adjust provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date, if known, would have affected the measurement of the amounts recognized as of that date. Any measurement period adjustments would be reflected as an adjustment to the asset or liability with an offsetting entry to goodwill.

5. SALE OF STRATEGOS DEEP VALUE FUNDS ASSET MANAGEMENT RIGHTS AND OTHER ASSET MANAGEMENT RIGHTS

On March 29, 2011, the Company sold its investment advisory agreements relating to advisory services to a series of closed-end, distressed debt funds, known as the Strategos Deep Value funds and certain separately managed accounts to a new entity owned by two former Company employees, known as Strategos Capital Management, LLC (the “Buyer”). The Buyer has received or will receive certain services, intellectual property, books and records, software, data and rights to the “Strategos” name. The Strategos portfolio management team joined the new entity. The Company changed the name of its wholly owned subsidiary that previously served as the investment advisor from Strategos Capital Management, LLC to Cira SCM, LLC (“Cira SCM”).

The Company retained its ownership in the general partners of the existing Strategos Deep Value funds and its rights to incentive fees from the existing Strategos Deep Value funds.

Pursuant to the terms of the purchase agreement, the Buyer will pay a purchase price equal to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014 and will assume substantially all of the expenses of managing the Deep Value funds and the separately managed accounts. In addition, in the first quarter of 2015, the Company will have a one-time option to purchase a right to receive 10% of all revenue earned and collected thereafter related to the Buyer’s fixed income and fixed income related financial services businesses for a purchase price in an amount equal to 20% of revenue earned and collected by the Buyer for the period commencing on January 1, 2014, and ending on December 31, 2014.

In the event the Company exercises its option, the Buyer has the option at December 31, 2015, and each subsequent calendar quarter thereafter to re-purchase the 10% share for a purchase price in an amount equal to 30% of revenue earned and collected by Buyer for the four most recently completed quarters. In connection with the transaction, the Company has entered into an agreement to employ the Buyer to render advice and assistance to the Company with respect to certain securitization vehicles it continues to manage. The assets under management with respect to these certain collateralized debt obligations were $3.6 billion as of March 31, 2011. As compensation, Buyer will receive 10% of all asset management fees received by the Company related to the Company’s ongoing management of the collateralized debt obligations.

See note 11.

6. RESTRICTED CASH AND RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

The Company held restricted cash of $1,880 and $4,507 as of March 31, 2011 and December 31, 2010, respectively. Of the $1,880 of restricted cash held at March 31, 2011, the Company had $667 of restricted cash on deposit related to outstanding foreign currency forward contracts, $300 of restricted cash held with counterparties of repurchase agreement transactions, and $913 of restricted cash on deposit with clearing brokers. Of the $4,507 of restricted cash held at December 31, 2010, the Company had $1,266 of restricted cash on deposit related to outstanding foreign currency forward contracts and EuroDollar futures contracts, $2,448 of restricted cash held with counterparties of repurchase agreement transactions, and $793 of restricted cash on deposit with clearing brokers.

There were no amounts receivable from brokers, dealers and clearing agencies as of March 31, 2011 and December 31, 2010

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2011	December 31, 2010
Unsettled regular way trades, net	$66,340	$14,927
Margin payable	47,545	30,542

Payables to brokers, dealers, and clearing agencies	$113,885	$45,469

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $625 and $110 for the three months ended March 31, 2011 and 2010, respectively.

7. FINANCIAL INSTRUMENTS

Investments — Trading

The following table provides a detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS — TRADING

(Dollars in Thousands)

	March 31, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations (1)	$142,054	$143,486	$1,432
Residential mortgage-backed securities	2,501	2,568	67
Commercial mortgage-backed securities	2,010	2,008	(2)
U.S. Treasury securities	24,123	24,084	(39)
Interests in securitizations (2)	1,403	2,002	599
Small Business Administration (“SBA”) loans	67,758	67,541	(217)
Corporate bonds and redeemable preferred stock	44,770	44,701	(69)
Municipal bonds	6,209	6,245	36
Certificates of deposit	22,534	22,652	118
Equity securities	1,153	1,107	(46)

Investments-trading	$314,515	$316,394	$1,879

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations (1)	$111,587	$110,665	$(922)
Residential mortgage-backed securities	1,238	1,237	(1)
Commercial mortgage-backed securities	4,300	4,279	(21)
U.S. Treasury securities	2,116	1,888	(228)
Interests in securitizations (2)	3,236	4,500	1,264
Small Business Administration (“SBA”) loans	33,270	33,212	(58)
Corporate bonds and redeemable preferred stock	17,234	16,837	(397)
Certificates of deposit	15,159	15,239	80
Equity securities	1,270	1,192	(78)
Eurodollar futures	—	(34)	(34)

Investments-trading	$189,410	$189,015	$(395)

(1)	Includes “to-be-announced” securities (“TBAs”). See note 9.
(2)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.

Trading Securities Sold, Not Yet Purchased

The following table shows the cost and carrying value of all trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	March 31, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities (1)	$—	$654	$(654)
U.S. Treasury securities	28,975	29,109	(134)
SBA pools	15,915	15,965	(50)
Corporate bonds	8,407	8,412	(5)
Municipal bonds	101	104	(3)
Certificates of deposit	98	95	3
Equity securities	10	12	(2)

Total	$53,506	$54,351	$(845)

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities (1)	$—	$374	$(374)
U.S. Treasury securities	17,360	17,130	230
Corporate bonds	212	213	(1)
Certificates of deposit	98	96	2
Equity securities	6	7	(1)

Total	$17,676	$17,820	$(144)

(1)	Represents TBAs. See note 9.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company recognized $1,264 and $5,508 of net trading gains for the three months ended March 31, 2011 and 2010, respectively, that relate to investments-trading and trading securities sold, not yet purchased still held at March 31, 2011 and 2010, respectively.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	March 31, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$105	$(112)
Equity Securities:
EuroDekania	7,259	2,033	(5,226)
Star Asia	23,094	35,094	12,000
MFCA	5,561	2,511	(3,050)
Deep Value (2)	—	28	28
Duart Fund	4,500	3,821	(679)
Other securities	342	621	279

Total equity securities	40,756	44,108	3,352

Residential loans	318	287	(31)
Foreign currency forward contracts	—	266	266

Other investments, at fair value	$41,291	$44,766	$3,475

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$105	$(112)
Equity Securities:
EuroDekania	7,259	1,258	(6,001)
Star Asia	23,344	38,025	14,681
MFCA	5,561	2,480	(3,081)
Deep Value (2)	—	28	28
Duart Fund	4,500	4,277	(223)
Other securities	342	567	225

Total equity securities	41,006	46,635	5,629

Residential loans	336	303	(33)
Foreign currency forward contracts	—	(492)	(492)

Other investments, at fair value	$41,559	$46,551	$4,992

(1)	Represents an interest in a collateralized debt obligation.
(2)	The Company originally invested $14,506 in Deep Value. The remaining investment represented accumulated unrealized appreciation on this investment. The investment in Deep Value was, at all times during 2009, 2010 and the three months ended March 31, 2011, carried at its estimated fair value. However, for the purposes of the table above and determining the cost basis, the Company treated the redemptions during the year ended December 31, 2010 as first representing a return of investment and second representing a redemption of net appreciation. As of March 31, 2011, Deep Value liquidated all of its remaining investments and only holds cash. Deep Value expects to distribute its remaining cash in the first half of 2011.

8. FAIR VALUE DISCLOSURES

Fair Value Option

The Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions of FASB ASC 825, Financial Instruments (“FASB ASC 825”). The primary reasons for electing the fair value option when it first became available in 2008, were to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment. In addition, the election was made for certain investments that were previously required to be accounted for under the equity method because their fair value measurements were readily obtainable.

Such financial assets accounted for at fair value include:

•	in general, securities that would otherwise qualify for available for sale treatment;

•	in general, investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies);

•	in general, investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $(2,312) and net gains of $10,799 related to changes in fair value of investments for which it had elected the fair value option during the three months ended March 31, 2011 and 2010, respectively.

Fair Value Measurements

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the hierarchy under FASB ASC 820 are described below:

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were not transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2011 and 2010. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	March 31, 2011 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$143,486	$—	$131,280	$12,206
Residential mortgage-backed securities	2,568	—	2,568	—
Commercial mortgage-backed securities	2,008	—	2,008	—
U.S. Treasury securities	24,084	24,084	—	—
Interests in securitizations (1)	2,002	—	145	1,857
SBA loans	67,541	—	67,541	—
Corporate bonds and redeemable preferred stock	44,701	—	44,701	—
Municipal bonds	6,245	—	6,245	—
Certificates of deposit	22,652	—	22,259	393
Equity securities	1,107	1,033	—	74

Total investments-trading	$316,394	$25,117	$276,747	$14,530

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	2,033	—	—	2,033
Star Asia (3)	35,094	—	—	35,094
MFCA (4)	2,511	—	—	2,511

	39,638	—	—	39,638

Investment Funds
Deep Value (5)	28	—	—	28
Duart Fund (5)	3,821	—	3,821	—

	3,849	—	3,821	28
Other	621	68	—	553

Total equity securities	44,108	68	3,821	40,219
Interests in securitizations (1)	105	—	—	105
Residential loans	287	—	—	287
Foreign currency forward contracts	266	266	—	—

Total other investments, at fair value	$44,766	$334	$3,821	$40,611

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency mortgage-backed securities	$654	$—	$654	$—
U.S. Treasury securities	29,109	29,109	—	—
SBA pools	15,965	—	15,965	—
Corporate bonds	8,412	—	8,412	—
Municipal bonds	104	—	104	—
Certificates of deposit	95	—	95	—
Equity securities	12	12	—	—

Total trading securities sold, not yet purchased	$54,351	$29,121	$25,230	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Hybrid Securities Fund — European
(3)	Real Estate Fund — Asian
(4)	Tax Exempt Fund
(5)	Real Estate Funds

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$110,665	$—	$41,780	$68,885
Residential mortgage-backed securities	1,237	—	1,237	—
Commercial mortgage-backed securities	4,279	—	4,279	—
U.S. Treasury securities	1,888	1,888	—	—
Interests in securitizations (1)	4,500	—	—	4,500
SBA loans	33,212	—	33,212	—
Corporate bonds and redeemable preferred stock	16,837	—	16,837	—
Certificates of deposit	15,239	—	15,239	—
Equity securities	1,192	1,192	—	—
Eurodollar futures	(34)	(34)	—	—

Total investments-trading	$189,015	$3,046	$112,584	$73,385

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	1,258	—	—	1,258
Star Asia (3)	38,025	—	—	38,025
MFCA (4)	2,480	—	—	2,480

	41,763	—	—	41,763

Investment Funds
Deep Value (5)	28	—	—	28
Duart Fund (5)	4,277	—	4,277	—

	4,305	—	4,277	28
Other	567	67	—	500

Total equity securities	46,635	67	4,277	42,291
Interests in securitizations (1)	105	—	—	105
Residential loans	303	—	—	303
Foreign currency forward contracts	(492)	(492)	—	—

Total other investments, at fair value	$46,551	$(425)	$4,277	$42,699

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency mortgage-backed securities	$374	$—	$374	$—
U.S. Treasury securities	17,130	17,130	—	—
Corporate bonds	213	—	213	—
Certificates of deposit	96	—	96	—
Equity securities	7	7	—	—

Total trading securities sold, not yet purchased	$17,820	$17,137	$683	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Hybrid Securities Fund — European
(3)	Real Estate Fund — Asian
(4)	Tax Exempt Fund
(5)	Real Estate Funds

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the hierarchy of the estimate.

U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: These are securities which are generally traded over-the-counter. The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. This is considered a Level 2 valuation in the hierarchy. In instances where the securities are either new issuances or experience illiquidity, such as collateralized mortgage obligations, including agency inverse interest-only securities, principal only, and fixed interest only amongst others, the Company may use its own internal valuation models, which are based on an income approach. In some cases, the new issuances are senior in nature and fairly liquid, however due to the fact it is a new issuance, it is difficult to obtain third party pricing and the Company uses internal models to determine fair value. In these cases, the Company will classify such an issuance as Level 3 within the hierarchy until it is able to obtain third party pricing. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

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

Interests in Securitizations: Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, interests in securitizations will generally be classified as Level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about interests in securitizations. The Company generally believes that to the extent (1) it receives two quotations in a similar range from broker-dealers knowledgeable about interests in securitizations, and (2) the Company believes the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as Level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within Level 3 of the valuation hierarchy. If quotations are unavailable, valuation models prepared by the Company’s management are used, which are based on an income approach. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

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

Municipal Bonds: Municipal bonds which include obligations of U.S. states, municipalities and political subdivisions primarily include bonds or notes issued by U.S. municipalities. The Company generally values these securities using third party quotations such as market price quotations from third party pricing services. The Company generally classifies the fair value of these bonds within Level 2 of the valuation hierarchy. The valuations are based on a market approach.

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. These are securities which are traded on a recognized liquid exchange. This is considered a Level 1 value in the hierarchy. In some cases, the Company owns options or warrants in publicly traded companies when the option or warrant itself is not publicly traded. In those cases, the Company uses an internal valuation model and classifies the investment within Level 3 of the valuation hierarchy. Other equity securities represent investments in investment funds and other non-publicly traded entities. Substantially all of these other entities have the attributes of investment companies as described in FASB ASC 946-15-2. The Company estimates the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities except Star Asia. The Company generally classifies these estimates within either Level 2 if its investment in the entity is currently redeemable or Level 3 if its investment is not currently redeemable. In the case of Star Asia, the Company utilizes a series of valuation models to determine fair value, which use both the market and income based approaches and generally classifies its investment within Level 3.

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

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third party pricing services. Certificates of deposit are generally categorized in Level 2 of the fair value hierarchy. However, in instances where the certificates of deposit are new issuances, or the payments of certificate of deposit are linked to an index, it may be difficult to obtain third party pricing and, in these cases, the Company uses internal models to determine fair value and the fair value is generally classified within Level 3 of the valuation hierarchy.

Derivatives:

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the foreign currency forward contracts is based on current quoted market prices. These are considered a Level 1 value in the hierarchy. See note 9.

EuroDollar Futures

EuroDollar futures are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the EuroDollar futures contracts is based on current quoted market prices. These are considered a Level 1 value in the hierarchy. See note 9.

TBAs

The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. TBAs are generally classified within Level 2 of the fair value hierarchy. If there is limited transaction activity or less transparency to observe market based inputs to value models, TBAs are classified in Level 3 of the fair value hierarchy. U.S. government agency mortgage-backed securities and collateralized mortgage obligations include TBAs. Unrealized gains on TBAs are included in investments-trading on the Company’s consolidated balance sheets and unrealized losses on TBAs are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 9.

Trading Securities Sold, Not Yet Purchased: The securities are valued using quoted active market prices of the securities sold and are generally categorized within Level 1 or 2 of the valuation hierarchy depending on the type of investment sold. For a discussion of the valuation methodology used for U.S. government agency mortgage-backed securities, refer to “U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations.” For a discussion of the valuation methodology used for U.S. Treasury securities, refer to “U.S. Treasury Securities.” For a discussion of the valuation methodology for SBA pools, refer to “SBA Loans.” For a discussion of the valuation methodology for corporate bonds, refer to “Corporate Bonds and Redeemable Preferred Stock.” For a discussion of the valuation methodology for municipal bonds, refer to “Municipal Bonds.” For a discussion of the valuation methodology for certificates of deposit, refer to “Certificates of Deposit.” For a discussion of the valuation methodology for equity securities, refer to “Equity Securities.” For a discussion of the valuation methodology for TBAs, refer to “Derivatives-TBAs.”

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2011 and 2010.

LEVEL 3 INPUTS

Three Months Ended March 31, 2011

(Dollars in Thousands)

		Net realized/unrealized gains / (losses) included in income
	January 1, 2011	Net trading	Principal transactions and other income /(loss)	Transfers in and/or (out), net of Level 3	Purchases	Sales (1)	March 31, 2011	Unrealized gains/(losses) still held at the end of the period (2)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$68,885	$(572)	$—	$4,332	$13,316	$(73,755)	$12,206	$(232)
Interests in securitizations (3)	4,500	5,238	—	—	1,085	(8,966)	1,857	516
Certificates of deposit	—	3	—	—	761	(371)	393	3
Equity securities	—	76	—	—	—	(2)	74	76

Total investments-trading	$73,385	$4,745	$—	$4,332	$15,162	$(83,094)	$14,530	$363

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$1,258	$—	$775	$—	$—	$—	$2,033	$775
Star Asia (5)	38,025	—	(2,681)	—	226	(476)	35,094	(2,681)
MFCA (6)	2,480	—	31	—	—	—	2,511	31

	41,763	—	(1,875)	—	226	(476)	39,638	(1,875)

Investment Funds Deep Value (7)	28	—	—	—	—	—	28	—

	28	—	—	—	—	—	28	—

Other	500	—	53	—	—	—	553	53

Total equity securities	42,291	—	(1,822)	—	226	(476)	40,219	(1,822)
Interests in securitizations (3)	105	—	—	—	—	—	105	—
Residential loans	303	—	2	—	—	(18)	287	2

Total other investments, at fair value	$42,699	$—	$(1,820)	$—	$226	$(494)	$40,611	$(1,820)

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds — European
(5)	Real Estate Funds — Asian
(6)	Tax Exempt Funds
(7)	Real Estate Funds

LEVEL 3 INPUTS

Three Months Ended March 31, 2010

(Dollars in Thousands)

	January 1, 2010	Net realized/unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	March 31, 2010	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income /(loss)
Assets:
Investments-trading:
Interests in securitizations (3)	$9,110	$4,447	$—	$—	$3,499	$17,056	$4,314
TruPS (4)	3,380	2,684	—	—	(1,692)	4,372	1,513

Total investments-trading	$12,490	$7,131	$—	$—	$1,807	$21,428	$5,827

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (5)	$451	$—	$1	$—	$—	$452	$1
Star Asia (6)	14,058	—	8,955	—	1,334	24,347	8,955
MFCA (7)	2,380	—	—	—	—	2,380	—

	16,889	—	8,956	—	1,334	27,179	8,956

Investment Funds
Deep Value (8)	19,236	—	1,282	—	(1,397)	19,121	1,282

	19,236	—	1,282	—	(1,397)	19,121	1,282

Other	98	—	(23)	—	—	75	(23)

Total equity securities	36,223	—	10,215	—	(63)	46,375	10,215
Interests in securitizations (3)	2,380	—	96	—	(901)	1,575	126
Residential loans	260	—	26	—	(19)	267	26

Total other investments, at fair value	$38,863	$—	$10,337	$—	$(983)	$48,217	$10,367

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	The fair value of investments in TruPS was estimated using valuation models prepared by the Company’s management and was classified as Level 3 of the valuation hierarchy. These valuation models were based on an income approach. These investment securities generally did not trade in an active market and, therefore, observable price quotations were not available. Fair value was determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.
(5)	Hybrid Securities Funds — European
(6)	Real Estate Funds — Asian
(7)	Tax Exempt Funds
(8)	Real Estate Funds

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

During 2009, the liquidity and transparency surrounding structured credit products, such as interests in securitizations, continued to diminish. The absence of new issue activity in the primary market led to a continually decreasing level of transparency, as seasoned secondary issuances could not be analyzed on a comparative basis relative to new issuances. In addition, diminished trading activity in the secondary market also led the Company to believe that broker-dealer quotations may not be based on observable and reliable market information. The Company has maintained this assessment during 2011 and has not transferred any assets out of Level 3.

Investments-trading: During the three months ended March 31, 2011, there was a transfer of $4,332 into Level 3 related to one security. In this case, as of December 31, 2010, the Company was able to obtain a reliable quote from a third party pricing service. As of March 31, 2011, the Company was unable to obtain a reliable quote and relied upon an internal valuation model. During the three months ended March 31, 2010, there were no transfers in to or out of Level 3.

Other investments, at fair value: During the three months ended March 31, 2011 and 2010, there were no transfers in to or out of Level 3.

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at March 31, 2011 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,033		N/A	N/A
Star Asia (b)	35,094		N/A	N/A
MFCA (c)	2,511		N/A	N/A

	39,638

Investment Funds:
Deep Value (d)	28	—	N/A	N/A
Duart Fund (e)	3,821	—	Quarterly	90 days

	3,849	—

Total	$43,487	$—

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at December 31, 2010 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$1,258		N/A	N/A
Star Asia (b)	38,025		N/A	N/A
MFCA (c)	2,480		N/A	N/A

	41,763

Investment Funds:
Deep Value (d)	28	—	N/A	N/A
Duart Fund (e)	4,277	—	Quarterly	90 days

	4,305	—

Total	$46,068	$—

N/A — Not applicable.

(a)	EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe (“EuroTruPS”); widely syndicated leveraged loans by European corporate loans; CMBS, including subordinated interests in first mortgage real estate loans (“B-Notes”); and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using a series of internal valuation models that use both the market and income approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $41,313 as of March 31, 2011 and $44,760 as of December 31, 2010.
(c)	MFCA’s investment strategy is to make direct and indirect investments in certain securities whose interest payments are exempt from U.S. federal income taxes consisting of long-term obligations issued by or on behalf of non-profit institutions and state authorities in the healthcare, education, cultural, philanthropic, research, service/advocacy, infrastructure and housing sectors. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company does not manage MFCA. Therefore, the Company uses the latest reported net asset value from the third party manager. From time to time, this may be one quarter in arrears. During 2010, MFCA announced that it intends to list its equity securities on a public exchange. To date, no public listing has been completed. If such a listing is completed in the future on a nationally recognized exchange, the Company will cease to apply the provisions of FASB ASC 820 and will determine the fair value of its interest in MFCA based on the public trading price rather than the underlying net asset value of MFCA.
(d)

Deep Value’s investment strategy is to make investments in securities secured by, or related to, residential and commercial real estate including RMBS, equity and debt investments in collateralized debt obligations that are collateralized mainly by RMBS, senior and subordinated mortgage notes, preference shares and whole loans secured by or related to residential real estate and other related securities and derivatives referencing the foregoing. The fund may also invest in CMBS and other securities and debt secured by or relating to commercial real estate. This is a closed-end fund that does not allow redemptions. The expected term of the fund was three years, with two optional one-year extensions. As of March 31, 2011, Deep Value liquidated all of its investments and holds only cash. Deep Value expects to distribute the remaining cash during the first half of 2011. The fair value of the investment in this category has been estimated using the net asset value per share of the investments in accordance with the “practical expedient” provisions of FASB ASC 820.

(e)	The Duart Fund is a specialized deep value and special situations investment opportunity fund. The Duart Fund’s investment strategy is to make investments primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, or debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps that relate to real estate securities) and partnership or fund interests in the real estate industry globally. The Duart Fund allows quarterly redemptions upon 90 days notice. Effective December 31, 2010, the Company submitted a redemption notice to the Duart Fund to redeem 100% of its capital. The Company received its redemption of $3,821 in April 2011.The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

The Company did not have any assets measured at fair value on a non-recurring basis as of March 31, 2011. The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2010 aggregated by the level in the fair value hierarchy within which the measurements fell:

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

(Dollars in Thousands)

	December 31, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill (Cira SCM. LLC)	$3,121	$—	$—	$3,121

The Company determined the fair value of its goodwill related to the Cira SCM, LLC (“Cira SCM”) acquisition using a discounted cash flow model, which is based on an income approach. This value was determined in accordance with its annual impairment test performed in 2010. An impairment charge of $5,607 was recorded during the third quarter of 2010. See notes 5 and 11 for discussion of the goodwill related to Cira SCM.

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

The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (iii) arising from the Company’s investments in floating rate investments; and (iii) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts; (ii) EuroDollar futures; and (iii) purchase and sale agreements of “to-be-announced” securities (“TBAs”). TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as standard security trade. The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets. As of March 31, 2011, the Company had 190 outstanding foreign currency forward contracts with a notional amount of 12.5 million Japanese Yen per contract. As of December 31, 2010, the Company had 190 outstanding foreign currency forward contracts with a notional amount of 12.5 million Japanese Yen per contract.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures. The Company carries the EuroDollar futures contracts at fair value and includes them as a component of investments-trading in the Company’s consolidated balance sheets. As of March 31, 2011, the Company had no outstanding EuroDollar future contracts. As of December 31, 2010, the Company had 87 outstanding EuroDollar futures contracts with a notional amount of $1 million per contract and a duration of three months.

TBAs

The Company trades U.S. Government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments–trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2011, the Company had entered into nine open TBA sale agreements in the notional amount of $168,025 and three open TBA purchase agreements in the notional amount of $5,970. At December 31, 2010, the Company had entered into four open TBA sale agreements in the notional amount of $157,500 and one open TBA purchase agreement in the notional amount of $50,000.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value recognized in the consolidated balance sheets as of March 31, 2011 and December 31, 2010.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Balance Sheet Classification	Unrealized Gain / (Loss) as of March 31, 2011	Unrealized Gain / (Loss) as of December 31, 2010
Foreign currency forward contracts	Other investments, at fair value	$266	$492
EuroDollar futures contracts	Investments-trading	—	(34)
TBAs	Investments-trading	4	1,473
TBAs	Trading securities, sold not yet purchased	(654)	(374)

		$(384)	$1,557

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations for the three months ended March 31, 2011 and 2010:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Income Statement Classification	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Foreign currency forward contracts	Revenues — principal transactions and other income / (loss)	$703	$301
EuroDollar futures contracts	Revenues — net trading	62	—
TBAs	Revenues — net trading	143	—

		$908	$301

10. COLLATERALIZED SECURITIES TRANSACTIONS

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

The Company enters into reverse repurchase agreements to acquire securities to cover short positions or as an investment. The Company enters into repurchase agreements to finance the Company’s securities positions held in inventory. At March 31, 2011 and December 31, 2010, the Company did not hold reverse repurchase agreements. At March 31, 2011 and December 31, 2010, the Company had repurchase agreements of $105,490 and $69,816, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $112,148 and $75,562, respectively.

11. GOODWILL

The following table presents goodwill as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Cira SCM	$3,121	$8,728
Impairment of goodwill	—	(5,607)

	3,121	3,121
AFN acquisition	110	110
JVB acquisition	6,953	—

Total	$10,184	$3,231

The goodwill attributable to AFN relates to the acquisition of AFN in December 2009. The goodwill attributable to JVB relates to the acquisition of JVB in January 2011. See note 4.

The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. Any impairment loss is reflected as a component of operating expenses in the consolidated statements of operations. The Company performs its annual impairment test of goodwill: July 1st for Cira SCM, October 1st for AFN, and January 1st for JVB.

Cira SCM goodwill

The goodwill attributable to Cira SCM relates to the Company’s acquisition of the 10% of Cira SCM the Company did not already own in exchange for 189,901 membership units of the Company from a noncontrolling interest partner in July 2007. During the third quarter of 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Cira SCM. The Company recognized an impairment charge of $5,607 in the third quarter of 2010.

Effective March 29, 2011, the Company sold its investment advisory agreements relating to advisory services to the Strategos Deep Value funds and certain separately managed accounts to the Buyer (see note 5). Prior to the sale, the Company received the advisory services revenue related to these contracts and incurred the compensation and other expenses related to providing these services. Subsequent to the sale, the Company is entitled to receive 10% of the revenue (net of certain expenses excluding compensation) derived from these contracts and bears none of the expenses related to providing these services. The Company sold its interest in the investment advisory agreements, but retained its ownership in the general partners of the Strategos Deep Value funds and its rights to incentive fees from the Strategos Deep Value funds. See note 5.

The Company deemed the sale a triggering event and tested the goodwill related to Cira SCM for impairment. For its impairment test of Cira SCM, the Company first estimates the current fair value of the Cira SCM reporting unit. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired. The Company determines the fair value of the Cira SCM reporting unit using a discounted cash flow analysis. The Company determined that as a result of the sale to Buyer, there was no impairment to the goodwill related to Cira SCM for the three months ended March 31, 2011.

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

The Company has certain equity method affiliates for which it has elected the fair value option. The Company elected the fair value option for its investments in MFCA effective January 1, 2008 and effective with the ownership increase in Star Asia in March 2010 which qualified it for equity method treatment, the Company continued its fair value election regarding Star Asia. See notes 7 and 8. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected.

As of March 31, 2011, and December 31, 2010, the Company had five equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; and (v) Duart Capital. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in
	Star Asia Manager	Deep Value GP	Deep Value GP II	Star Asia SPV	Duart Capital	Total
Balance at January 1, 2011	$202	$269	$31	$1,604	$—	$2,106
Investments / advances	—	—	—	3	399	402
Distributions/repayments	—	(163)	—	(302)	—	(465)
Earnings / (loss) realized	220	(3)	4	273	(399)	95

Balance at March 31, 2011	$422	$103	$35	$1,578	$—	$2,138

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	March 31, 2011	December 31, 2010
Total Assets	$411,402	$436,720

Liabilities	150,084	$151,969
Equity attributable to the investees	260,541	283,684
Noncontrolling interest	777	1,067

Liabilities & Equity	$411,402	$436,720

	Three Months Ended March 31,
	2011	2010
Net income	$(19,163)	$10,795

Net income attributable to the investees	$(18,873)	$10,823

See note 23 for information regarding transactions with the Company’s equity method investees.

13. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets include deferred financing costs, deferred solicitations costs, prepaid expenses, security deposits, miscellaneous other assets, cost method investments, furniture, equipment and leasehold improvements, net, intangible assets, and investments in private partnerships and limited liability companies that are valued using the equity method of accounting.

Other assets at March 31, 2011 and December 31, 2010 included:

	March 31, 2011	December 31, 2010
Deferred financing costs	$243	$282
Deferred solicitation costs	339	496
Prepaid expenses	3,708	3,710
Security deposits	2,164	2,022
Miscellaneous other assets	1,130	1,147
Cost method investment	250	250
Furniture, equipment and leasehold improvements, net	2,269	2,279
Intangible assets	372	206
Equity method affiliates	2,138	2,106

Other assets	$12,613	$12,498

Accounts payable and other liabilities include accounts payable, rent payable, payroll tax liabilities, severance payable, accrued interest payable, accrued income taxes, guarantee liabilities related to Alesco XIV (see note 20), deferred income and other general accrued expenses.

Accounts payable and other liabilities at March 31, 2011 and December 31, 2010 included:

	March 31, 2011	December 31, 2010
Accounts payable	$2,392	$1,169
Rent payable	769	829
Accrued interest payable	1,104	709
Income and payroll taxes payable	1,428	1,567
Severance payable	183	150
Guarantee liability	1,084	1,084
Deferred income	3,819	4,400
Other general accrued expenses	3,063	3,257

Accounts payable and other liabilities	$13,842	$13,165

14. VARIABLE INTEREST ENTITIES

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company; and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of March 31, 2011, the Company has drawn this conclusion.

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

As of March 31, 2011, the Company has variable interests in various securitizations but it has determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the three months ended March 31, 2011 and 2010 and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2011 and December 31, 2010.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of the two trust VIEs that hold the Company’s junior subordinated notes (see note 15) and the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2011 and December 31, 2010.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	March 31, 2011
	Carrying Amount			Maximum Exposure to loss in non-consolidated VIEs
	Other Receivables	Investments- Trading	Other Investments, at Fair Value
Managed VIEs	$1,687	$139	$—	$1,826
Third party managed VIEs	58	1,863	105	2,026

Total	$1,745	$2,002	$105	$3,852

	December 31, 2010
	Carrying Amount			Maximum Exposure to loss in non-consolidated VIEs
	Other Receivables	Investments- Trading	Other Investments, at Fair Value
Managed VIEs	$2,087	$100	$—	$2,187
Third party managed VIEs	143	4,400	105	4,648

Total	$2,230	$4,500	$105	$6,835

15. DEBT

The Company had the following debt outstanding as of March 31, 2011 and December 31, 2010, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par		March 31, 2011	December 31, 2010	Interest Rate Terms		Weighted Average Interest Rate @ 03/31/2011	Weighted Average Contractual Maturity
2010 Credit Facility	$5,518		$5,518	$6,976	6.00%		6.00%	September 2012
Contingent convertible senior notes	19,506		19,171	19,104	7.63%		7.63%	May 2027 (1)
Junior subordinated notes	49,614	(2)	17,121	17,160	7.40%		7.40%	August 2036
Subordinated notes payable	1,448		1,448	1,448	12.00	% (3)	12.00%	June 2013

Total			$43,258	$44,688

(1)	The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the notes are required to provide notice to the Company of their plan to redeem the notes at any time during the 30 days prior to May 15, 2012, May 15, 2017, and May 15, 2022.
(2)	The outstanding par represents the total par amount of the junior subordinated notes held by two separate VIE trusts. The Company does not consolidate these trusts. The Company holds $1,489 par value of these junior subordinated notes. These notes held by the Company have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.
(3)	Comprised of 9% paid currently and 3% paid in kind.

Refer to note 18 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s debt.

The Company has granted its bank lenders a security interest in certain securities that are currently included in other investments, at fair value with a carrying value of $35,388 as of March 31, 2011 and certain investments in equity method affiliates with a carrying value of $1,578 as of March 31, 2011.

16. STOCKHOLDERS’ EQUITY

Effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) which was approved by IFMI’s Board of Directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of IFMI’s common stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its common stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. In addition, when the Operating LLC acquired JVB, IFMI issued common stock to the former owners as part of the consideration for the acquisition. As a result, the Operating LLC issued an equal number of units to IFMI. During the three months ended March 31, 2011, the Company acquired 502,788 additional units of the Operating LLC pursuant to the UIS Agreement and as a result of the JVB acquisition. The Company recognized an increase in additional paid in capital of $807 and an increase in accumulated other comprehensive loss of $23 with an offsetting decrease in non-controlling interest of $784.

The following schedule presents the effects of changes in IFMI’s ownership interest in its subsidiary on the equity attributable to IFMI:

	March 31, 2011	March 31, 2010
Net income attributable to IFMI	$375	$2,915
Transfers (to) from the non-controlling interest:
Increase in IFMI’s paid in capital for the acquisition of additional units of consolidated subsidiary	807	—

Changes from net income attributable to IFMI and transfers (to) from non-controlling interest	$1,182	$2,915

17. INCOME TAXES

The Company recorded a tax benefit during the first quarter of 2011 of $213. This benefit realized by the Company was primarily the result of its acquisition of JVB. JVB’s operations are primarily based in Florida. As a result of this acquisition, the Company determined that more of its income will be allocated to Florida and less in certain higher tax jurisdictions (primarily New York State and New York City). Therefore, the Company’s state effective rate declined. Because the Company has a net deferred tax liability, the reduction in the state effective rate reduces this liability and results in a tax benefit to the Company. This tax benefit was recorded as a discrete item in the first quarter of 2011.

See note 21 to the December 31, 2010 consolidated financial statements of the Company as filed in the Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

18. NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined therein. As applied to the Company’s U.S. broker-dealer subsidiaries, CCS, CCCM and JVB, the rule required net capital of $118, $250 and $100, respectively, as of March 31, 2011. JVB was acquired by the Company in January 2011. As of March 31, 2011, CCS’s adjusted net capital was $5,864, which exceeded the minimum requirements by $5,746. As of March 31, 2011, CCCM’s adjusted net capital was $33,024, which exceeded the minimum requirements by $32,774. As of March 31, 2011, JVB’s adjusted net capital was $4,248, which exceeded the minimum requirements by $4,148.

EuroDekania Management Limited, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of March 31, 2011, the total minimum required net liquid capital was $1,998, and net liquid capital in EuroDekania Management Limited was $8,579, which exceeded the minimum requirements by $6,581 in compliance with the net liquid capital provisions.

19. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings per common share for the periods indicated. Membership units that may be issued in connection with the vesting of a restricted unit issued pursuant to the Amended and Restated Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) have been excluded from the diluted weighted average shares outstanding calculations because of the obligations of Mr. Daniel G. Cohen, our chairman and chief executive officer, under the Equity Plan Funding Agreement to transfer to (1) the Operating LLC the number of Operating LLC membership units or shares of the Company’s Common Stock equal to the number of Operating LLC membership units to be issued by the Operating LLC to the participants in the 2009 Equity Award Plan in connection with vesting of an Operating LLC restricted unit, or (2) the Company the number of shares of the Company’s Common Stock equal to the number of Operating LLC membership units to be issued by the Operating LLC to the participants in the 2009 Equity Award Plan in connection with the vesting of an Operating LLC restricted unit. See note 24 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

EARNINGS PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three months ended March 31,
	2011	2010
Net income attributable to IFMI.	$375	$2,915
Add: Income attributable to the non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	38	1,646
Add (deduct): Adjustment for income tax benefit (expense) (2)	145	(157)

Net income on a fully converted basis	$558	$4,404

Weighted average common shares outstanding — Basic	10,819,955	10,318,058
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,283,556	5,283,556
Restricted Operating LLC membership units exchangeable into IFMI shares (3)	7,227	—
Restricted stock of IFMI shares (4)	14,417	—

Weighted average common shares outstanding — Diluted	16,125,155	15,601,614

Net income per common share — Basic	$0.03	$0.28

Net income per common share — Diluted	$0.03	$0.28

(1)	The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the three months ended March 31, 2011 and 2010) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per common share when the effect is dilutive using the if-converted method.

(2)	If the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.
(3)	Restricted Operating LLC membership units do not participate in the earnings of the Company until the restricted Operating LLC membership units vest, therefore, such restricted Operating LLC membership units are included as incremental shares in the diluted calculation pursuant to the treasury stock method as long as the effect is dilutive.
(4)	Excludes shares of restricted stock that are considered participating securities since such shares participate in all of the earnings of the Company in the computation of basic earnings per share, and therefore, such shares of restricted stock are not included as incremental shares in the diluted calculation.

20. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company’s U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), is a party to litigation commenced on January 12, 2009 in the United States District Court for the Northern District of Illinois (the “Illinois Court”) under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC. The plaintiff in this case is the Liquidation Trustee (the “Liquidation Trustee”) for the Estate of Sentinel Management Group, Inc. (“Sentinel”), which filed a bankruptcy petition in August 2007. The Liquidation Trustee alleges that CCS sold Sentinel securities, mainly collateralized debt obligations that the Liquidation Trustee contends were unsuitable for Sentinel and that CCS violated Section 10(b) of the Exchange Act and Rule 10b-5. The Liquidation Trustee also seeks relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. The relief sought by the Liquidation Trustee under these various legal theories includes damages, rescission, disgorgement, and recovery of allegedly voidable transactions under the Bankruptcy Code, as well as costs and attorneys’ fees. The Company is vigorously defending the claims. By order dated July 8, 2009, the Illinois Court dismissed the Liquidation Trustee’s Illinois Consumer Fraud Act claim. Discovery is ongoing with respect to the remaining claims. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

CCS is also party to litigation commenced on May 21, 2009 in the Illinois Court under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC., Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. The plaintiff in this case is the Liquidation Trustee of the Sentinel Liquidation Trust, which emerged from the bankruptcy of Sentinel, filed in August 2007. The Liquidation Trustee, purportedly as the assignee of claims of Sentinel’s customers, alleges that, by recommending that Sentinel purchase securities, mainly collateralized debt obligations, that the trustee deems to have been unsuitable for Sentinel’s customer accounts, CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law. The complaint also alleges claims under common law theories of negligence and unjust enrichment. The Company will vigorously defend all claims. CCS filed a motion to dismiss the Liquidation Trustee’s complaint on July 21, 2009. On August 19, 2009, without having ruled on CCS’s motion to dismiss, the Illinois Court stayed this action pending the Liquidation Trustee’s appeal of the dismissal on July 28, 2009 of a substantially similar case brought against The Bank of New York Mellon Corp (“BNYM”). The dismissal in the BNYM case has been reversed and remanded to the Illinois Court, but no action has been taken by the Illinois Court to revive the litigation against CCS. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

During 2010, CCS reached an agreement with the FINRA staff to settle allegations concerning certain mark-ups that, following a routine examination, the FINRA staff alleged were impermissible. Without admitting or denying the allegations, CCS consented to a Letter of Acceptance, Waiver and Consent (the “AWC”) that, among other things, (i) alleged violations of NASD Rules 2110, 2440 and 3010; (ii) censured CCS; (iii) ordered CCS to pay restitution of $899 plus interest; (iv) ordered CCS to pay a $50 fine; and (v) directed CCS to review its supervisory systems and procedures. The AWC was approved by FINRA in November 2010.

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

The Operating LLC and its registered investment advisor subsidiary, Cohen & Company Financial Management, LLC (f/k/a Cohen Bros. Financial Management, LLC) are also named in a lawsuit originally filed on August 6, 2009 in the Supreme Court of the State of New York, County of Kings, captioned Riverside National Bank of Florida v. Taberna Capital Management, LLC, Trapeza Capital Management, LLC, Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management LLC, FTN Financial Capital Markets, Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bank of America Corporation, as successor in interest to Merrill Lynch & Co., JP Morgan Chase, Inc, JP Morgan Securities, Citigroup Global Markets., Credit Suisse (USA) LLC, ABN AMRO, Cohen & Company, Morgan Keegan & Co., Inc., SunTrust Robinson Humphrey, Inc., The McGraw-Hill Companies, Inc., Moody’s Investors Services, Inc. and Fitch Ratings, Ltd. The plaintiff, Riverside National Bank of Florida (“Riverside”), alleges that offering memoranda issued in connection with certain interests in securitizations it purchased failed to disclose alleged ratings agencies’ conflicts of interest. Riverside alleges, among other things, common law fraud, negligent misrepresentation and breaches of certain alleged duties. On September 28, 2009, after a demand was made defendants to change venue, plaintiff filed a stipulation with the Supreme Court of the State of New York, County of Kings, consenting to changing the place of trial from County of Kings to County of New York. The Company is vigorously defending the claims. On December 11, 2009, the defendants filed motions to dismiss the complaint on several grounds. On April 16, 2010, Riverside was closed by the Office of the Comptroller of the Currency. Subsequently, the Federal Deposit Insurance Corporation (the “FDIC”) was named receiver of the bank. By letter dated April 19, 2010, Riverside requested a 30 day extension for the oral argument on the defendants’ motions to dismiss which was originally scheduled for May 12, 2010. On May 4, 2010, the FDIC filed a motion to substitute as plaintiff and for an order staying the litigation for 90 days which was subsequently granted. On June 3, 2010, the defendants removed the action to the United States District Court for the Southern District of New York where the case is captioned Federal Deposit Insurance Corporation v. The McGraw-Hill Companies, Inc. et al., 10 Civ. 04421 (DAB). On June 25, 2010, Judge Deborah Batts signed an order providing that defendants are to re-file their motions to dismiss by August 24. 2010. On August 20, 2010, Judge Batts signed an order adjourning the proceedings for an additional 90 days at the request of the FDIC. Since that time, the Court, at the request of the FDIC, has further adjourned the proceedings to April 29, 2011. On April 22, 2011, the FDIC filed a Notice of Dismissal Without Prejudice dismissing the action. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

On April 13, 2011, Cohen Legacy, LLC, as successor in interest to Alesco Loan Holdings Trust, received a complaint titled Massachusetts Mutual Life Insurance Company v. JPMorgan Chase Bank, N.A; J.P Morgan Mortgage Acquisition Corporation; J.P. Morgan Securities LLC; J.P Morgan Acceptance Corporation I; David M. Duzyk; Louis Schioppo, Jr.; William A. King; EMC Mortgage Corporation; Structured Asset Mortgage Investments II Inc.; Bear Stearns Asset Backed Securities I LLC; Cohen Legacy, LLC; Jeffrey L. Verschleiser; Michael B. Nierenberg; Jeffrey Mayer; Thomas F. Marano; Joseph T. Jurkowski, Jr.; Matthew E. Perkins; Samuel L. Molinaro, Jr.; WAMU Asset Acceptance Corporation; WAMU Capital Corporation; Washington Mutual Mortgage Securities Corporation; Richard Careaga; David Beck; Diane Novak; Thomas Green; and Rolland Jurgens. The action is pending in the U.S. District Court for the District of Massachusetts and alleges that certain residential mortgage-backed securities were sold to the plaintiff pursuant to public filings and offering materials that contained untrue statements and omissions of material facts in violation of the Massachusetts Uniform Securities Act. The plaintiff has stated that it will seek statutory damages, including interest, or will make or arrange a tender before entry of judgment. The Company will vigorously defend the claims. Cohen Legacy, LLC’s time to file and answer or otherwise respond to the complaint has been extended to July 1, 2011.

In addition to the matters set forth above, the Company is a party to various routine legal proceedings and regulatory inquiries arising out of the ordinary course of the Company’s business. Management believes that none of these routine legal proceedings will have a material adverse effect on the Company’s financial condition.

Non-Profit Preferred Funding I (“NPPF I”) Arrangement with Merrill Lynch Portfolio Management, Inc.

On December 27, 2007, Merrill Lynch Portfolio Management, Inc. (the “NPPF I Trustor”) and the trustee of the NPPF I collateralized debt obligation entered into a loan agreement whereby the NPPF I Trustor made an initial $3,000 advance to the NPPF I collateralized debt obligation so that additional funds would be available for the most junior collateralized debt obligation certificate holders in future distributions of collateralized debt obligation waterfall payments. At each waterfall payment date, the advance is repaid in full and the NPPF I Trustor re-advances a scheduled amount to the collateralized debt obligation trust. The scheduled amounts will decrease by $300 on each distribution date through September 15, 2012. The advance does not bear interest. The Company is not a party to this agreement and is not obligated to provide reimbursement for any outstanding advances to NPPF I Trustor. As of March 31, 2011, the outstanding advance between NPPF I Trustor and Merrill Lynch Portfolio Management, Inc. was $900.

As an accommodation to the NPPF I Trustor, the Company agreed to pay 6% simple interest on the advance via a side letter agreement entered into on December 27, 2007 between the Company and the NPPF I Trustor. The Company is only obligated to pay interest on outstanding advances. The side letter will terminate on the earlier of the payment in full of all advances and December 2014. The Company accounts for the interest on the outstanding advances as a reduction to revenue since these interest payments are deemed a direct reduction of the Company’s on-going revenue that otherwise would have been earned for the duration of the trust. The reduction in revenue earned by the Company for the three months ended March 31, 2011 and 2010 was $17 and $26, respectively. The potential additional liability the Company would have, assuming the $900 advance (as of March 31, 2011) to the NPPF I Trust remained outstanding through December 2014 would be approximately $203.

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

FundCore Finance Group Venture

In January 2011, the Company entered into an arrangement with FundCore Finance Group to create a commercial real estate conduit lender. The Company’s $25 million capital commitment, combined with the warehouse financing, will be used to originate, fund, and eventually securitize commercial real estate fixed rate loans. Warehouse financing has not yet been obtained and the Company has not yet funded any of this commitment.

21. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the three months ended March 31, 2011 and 2010 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

Effective with the third quarter of 2010, the Company reclassified certain personnel and operating expenses from its asset management segment to its principal investing segment. All prior periods presented have been reclassified to conform with the current period presentation. The following tables present the financial information for the Company’s segments for the periods indicated.

As of and for the three months ended March 31, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$27,274	$—	$—	$27,274	$—	$27,274
Asset management	—	5,970	—	5,970	—	5,970
New issue and advisory	109	—	—	109	—	109
Principal transactions and other income	18	578	(1,635)	(1,039)	—	(1,039)

Total revenues	27,401	6,548	(1,635)	32,314	—	32,314
Total operating expenses	18,808	2,277	55	21,140	9,587	30,727

Operating income / (loss)	8,593	4,271	(1,690)	11,174	(9,587)	1,587
Income from equity method affiliates	—	—	95	95	—	95
Other non operating income / (expense)	—	—	—	—	(1,482)	(1,482)

Income / (loss) before income taxes	8,593	4,271	(1,595)	11,269	(11,069)	200
Income tax expense	—	—	—	—	(213)	(213)

Net income / (loss)	8,593	4,271	(1,595)	11,269	(10,856)	413
Less: Net income attributable to the noncontrolling interest	—	—	—	—	38	38

Net income / (loss) attributable to IFMI.	$8,593	$4,271	$(1,595)	$11,269	$(10,894)	$375

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$29	$4	$—	$33	$437	$470

Balance sheet data:
Total assets (2) (3)	$333,350	$18,307	$46,910	$398,567	$43,221	$441,788

Investment in equity method affiliates (included in total assets)	$—	$—	$2,138	$2,138	$—	$2,138

As of and for the three months ended March 31, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$22,768	$—	$—	$22,768	$—	$22,768
Asset management	—	6,770	—	6,770	—	6,770
New issue and advisory	668	—	—	668	—	668
Principal transactions and other income	8	198	11,321	11,527	—	11,527

Total revenues	23,444	6,968	11,321	41,733	—	41,733
Total operating expenses	14,145	3,574	122	17,841	17,642	35,483

Operating income / (loss)	9,299	3,394	11,199	23,892	(17,642)	6,250
Income from equity method affiliates	—	—	14	14	—	14
Other non operating income / (expense)	—	135	—	135	(1,107)	(972)

Income / (loss) before income taxes	9,299	3,529	11,213	24,041	(18,749)	5,292
Income tax expense	—	—	—	—	731	731

Net income / (loss)	9,299	3,529	11,213	24,041	(19,480)	4,561
Less: Net loss attributable to the noncontrolling interest	—	—	—	—	1,646	1,646

Net income / (loss) attributable to IFMI.	$9,299	$3,529	$11,213	$24,041	$(21,126)	$2,915

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$194	$—	$194	$449	$643

Balance sheet data:
Total assets (2) (3)	$194,924	$17,667	$57,074	$269,665	$39,937	$309,602

Investment in equity method affiliates (included in total assets)	$—	$—	$4,370	$4,370	$—	$4,370

(1)	Unallocated includes certain expenses incurred by overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses related to support departments; (2) interest expense on debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of March 31, 2011 and 2010 are allocated to the Capital Markets and Asset Management segments as indicated in the table listed below.

As of March 31, 2011:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$7,008	$3,176	$—	$10,184	—	$10,184
Intangible assets (included in other assets)	$372	—	—	372	—	$372

As of March 31, 2010:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$55	$8,783	$—	$8,838	—	$8,838
Intangible assets (included in other assets)	$40	$356	$—	$396	—	$396

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Three months ended March 31,
	2011	2010
Total Revenues:
United States	$28,190	$37,695
United Kingdom & Other	4,124	4,038

Total	$32,314	$41,733

Long-lived assets attributable to an individual country, other than the United States, are not material.

22. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $1,015 and $1,135 for the three months ended March 31, 2011 and 2010, respectively.

The Company paid income taxes of $120 and $1,555 for the three months ended March 31, 2011 and 2010, respectively, and received income tax refunds of $0 and $873 for the three months ended March 31, 2011 and 2010, respectively.

In the three months ended March 31, 2011, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•

Effective January 1, 2011, the Company acquired additional units of the Operating LLC pursuant to the Unit Issuance and Surrender Agreement (the “UIS Agreement”) which was entered into between IFMI and the Operating LLC in December 2010. In an effort to maintain a 1:1 ratio of IFMI’s Common Stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. In addition, the Company acquired additional units of the Operating LLC in connection with the JVB acquisition. The Company recognized an increase in additional paid-in capital of $807, an increase of $23 in accumulated other comprehensive loss and a decrease of $784 in non-controlling interest. See note 16.

•	During the first quarter of 2011, the Company transferred 54,452 shares of Star Asia in the amount of $476 to an employee for services rendered during 2010.

•

In connection with the consummation of the JVB acquisition on January 2011 (see note 4): The Company acquired the net assets of JVB for approximately $16,813, consisting of $14,956 in cash and 313,051 shares of the Company’s Common Stock for stock consideration of $1,531 and contingent payments due of $326.

In the three months ended March 31, 2010, the Company had no significant non-cash transactions which are not reflected on the statement of cash flows.

23. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2011 and 2010. The transactions are listed by related party and the amounts are disclosed in tables at the end of this section.

A. RAIT

RAIT Financial Trust (“RAIT”) is a publicly traded REIT. It was identified as a related party for periods prior to 2011 because (1) the chairman and chief executive officer of the Company was a trustee of RAIT until his resignation from that position on February 26, 2010 (and was formerly the chief executive officer of RAIT from December 2006 to February 2009); and (2) the chairman of RAIT until her resignation from that position effective December 31, 2010 is the mother of the chairman and chief executive officer of the Company.

Prior to 2011, the Company identified the following as related party transactions with RAIT:

1. Shared Services Agreement

The Company had a shared services agreement with RAIT whereby RAIT reimbursed the Company for costs incurred by the Company for administrative and occupancy costs related to RAIT. The Company received payments under this agreement which are disclosed for the three months ended March 31, 2010 as shared services in the tables at the end of this section. The payments were recorded as a reduction in the related expense.

2. RAIT Shares

During the first quarter of 2010, the Company sold all of the shares it held in RAIT. As of December 31, 2009, the Company held 510,434 shares of RAIT with a carrying value of $669 and a cumulative life to date unrealized loss of $8,950. Gains or losses recognized on these shares are disclosed as part of the gain / (loss) in the table at the end of this section.

3. Securities sold to and purchased from RAIT

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sell those securities to RAIT. Or, the Company may purchase securities from RAIT and ultimately sell those securities to a third party. In either case, the Company includes the trading revenue earned (i.e. the gain or loss realized) by the Company for the entire transaction in the amounts disclosed for the three months ended March 31, 2010 as part of net trading in the table at the end of this section.

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

C. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because (i) TBBK’s chairman is the Company’s chairman and chief executive officer.

TBBK maintained deposits for the Company in the amount of $111 and $147 as of March 31, 2011 and December 31, 2010, respectively.

In March 2011, the Company entered into a transaction with TBBK whereby the Company held an SBA pool in the amount of $5,789 which was included in securities sold, not yet purchased on the Company’s consolidated balance sheet. The Company did not recognize any gain or loss related to this transaction for the three months ended March 31, 2011.

D. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Brigadier, formed by the Company in May 2006, was a series of investment funds that primarily earned investment returns by investing in various fixed income and credit market related investments and securities through its master fund. Brigadier had a single master fund and two feeder funds. One feeder fund was referred to as the onshore feeder fund and was designed for investors that were non tax exempt U.S. tax payers. Foreign and U.S. tax-exempt investors invested through a second feeder fund referred to as the offshore feeder fund. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective beginning in the second quarter of 2010, the Brigadier fund had ceased permitting redemptions until final liquidation. The Brigadier fund completed its liquidation during the fourth quarter of 2010. The fund distributed 90% of its NAV to unit holders during the second quarter of 2010, with the remaining 10% distributed in the fourth quarter of 2010 upon the completion of final audits and settlement of expenses of the fund. The Company was the general partner and made an initial investment in the onshore feeder fund. The Company continued to treat the onshore feeder fund as an equity method investment even though it owned a majority of the interests as the fund completed its liquidation during 2010. Brigadier had been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Brigadier onshore feeder fund would be treated as an equity method affiliate of the Company. The Company had a management contract with and an investment in Brigadier. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Gains and losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

2. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of March 31, 2011 and December 31, 2010, the Company directly owned approximately 27% of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate and the chairman and chief executive officer of the Company is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

3. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. As of March 31, 2011 and December 31, 2010, the Company directly owned approximately 5% of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the chairman and chief executive officer of the Company is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investments are disclosed as part of the gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sell those securities to EuroDekania. Or, the Company may purchase securities from EuroDekania and ultimately sell those securities to a third party. In either case, the Company includes the trading revenue earned (i.e. the gain or loss realized) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

4. Star Asia Manager serves as external manager of Star Asia and Star Asia SPV (see E-9. listed below) and the Company owns 50% of Star Asia Manager. Star Asia Manager has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

5. MFCA primarily invests in securities that are exempt from U.S. federal income taxes. As of March 31, 2011 and December 31, 2010, the Company owned approximately 3% of MFCA’s outstanding shares. MFCA has been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would be treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company is the former chairman of MFCA’s board and still serves as a member of the board; and (iii) the president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. The Company had a management contract with MFCA. The Company has an investment in MFCA and had a shared services arrangement with MFCA. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Payments received under the shared services arrangement are disclosed as part of shared services (paid) / received in the tables at the end of this section.

6. Cohen Financial Group, Inc. (“CFG”) had been identified as a related party because it was a member of the Company prior to the Merger. CFG filed a Certificate of Dissolution with the Secretary of State of the State of Delaware on December 16, 2009, and is in process of completing the liquidation process. From time to time, the Company advanced CFG funds for normal operating purposes; these amounts were treated as due from related party in the consolidated balance sheets.

7. The Deep Value GP serves as the general partner for the feeder funds of Strategos Deep Value Mortgage Funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of a second master fund). The Deep Value GP II serves as the general partner for the offshore feeder fund (in the case of a third master fund). The Deep Value GP and the Deep Value GP II are collectively referred to as the “Deep Value GPs.” The Company owns 50% of the Deep Value GP and 40% of the Deep Value GP II. The Deep Value GP and the Deep Value GP II have been identified as related parties because the Deep Value GPs are equity method affiliates of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. The Company previously served as the investment advisor to these funds and sold these advisory contracts in March 2011. See note 5.

8. Deep Value is a series of closed-end distressed debt funds. Deep Value raises capital from investors, and earns investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of residential mortgage-backed securities and other real estate related securities, as well as other U.S. real estate related assets and related securities. As of March 31, 2010, the first Deep Value fund had liquidated all of its remaining investments and only holds cash. Deep Value expects to distribute its remaining cash during the first half of 2011. As of March 31, 2011 and December 31, 2010, the Company owned approximately 33% of the first Deep Value onshore feeder fund and 9% of the first Deep Value offshore feeder fund. Deep Value (as a group) has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeders in which the Company has an investment would be treated as equity method affiliates of the Company. The Company had a management contract with and an investment in Deep Value. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section The Company previously served as the investment advisor to these funds and sold these advisory contracts in March 2011. See note 5.

9. Star Asia SPV is a newly formed Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 31% and 30% of Star Asia SPV’s outstanding shares as of March 31, 2011 and December 31, 2010, respectively. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

10. Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of March 31, 2011 and December 31, 2010. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund (see below). The Company did not elect the fair value option for its investment in Duart Capital. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

11. The Duart Fund is a specialized deep value and special situations opportunity fund formed in September 2010. The Duart Fund’s investment objective is to provide superior absolute returns by investing primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, or debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps that related to real estate securities) and partnership or fund interests in the real estate markets. Effective December 31, 2010, the Company submitted a redemption notice to the Duart Fund to redeem 100% of its capital. The Company received its redemption in April 2011. The Duart Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore feeder fund in which the Company had an investment would be treated as an equity method affiliate of the Company. Gains or losses recognized from its investment are disclosed as part of the gain / (loss) in the tables at the end of this section.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the three months ended March 31, 2011 and 2010, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2011

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net trading	Dividend income	Gain/ (Loss)
CBF	$67	$—	$—	$—	$—	$—
Star Asia	—	—	—	(2,680)	—	—
Star Asia Manager	—	—	—	—	220	—
Star Asia SPV	—	—	—	—	273	—
EuroDekania	167	(101)	—	775	—	—
MFCA	—	—	32	30	—	5
DEKU	—	—	—	—	—	—
Deep Value	452	—	—	—	1	—
Duart Fund	—	—	—	(455)	—	—
Duart Capital	—	—	—	—	(399)	—

Total	$686	$(101)	$32	$(2,330)	$95	$5

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2010

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net Trading	Dividend income	Gain/ (Loss)
Brigadier	$40	$—	$—	$141	$—	$—
RAIT	—	130	—	387	—	(2)
CBF	68	—	—	—	—	—
Star Asia	—	—	—	8,955	—	—
Star Asia Manager	—	—	—	—	176	—
Star Asia SPV	—	—	—	—	—	—
EuroDekania	167	—	—	1	—	—
MFCA	—	—	—	—	—	5
Deep Value	737	—	—	1,282	9	—
Duart Capital	—	—	—	—	(171)	—

Total	$1,012	$130	$—	$10,766	$14	$3

The following related party transactions are non-routine and are not included in the tables above.

E. Additional Investment in Star Asia

In March 2010, the Company purchased 2,279,820 common shares of Star Asia for $1,334 and 1,139,910 units of Star Asia SPV for $4,058 (a total of $5,392) directly from Star Asia as part of a rights offering.

F. Directors and Employees

In addition to the employment agreements the Company has entered into with its chairman, its president and its chief financial officer, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

G. Other

From time to time, the Company’s U.S. broker-dealer subsidiaries provided certain brokerage services to its employees in the ordinary course of doing business. The Company recognized immaterial amounts of revenue from these activities for the three months ended March 31, 2011 and 2010.

24. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 23 and final settlement of those transactions in cash. All amounts are non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	March 31, 2011		December 31, 2010
RAIT	$	(a)	$53
Deep Value		451	465
Deep Value GP		3	15
Deep Value GP II		60	59
Star Asia Manager 1		110	64
Cohen Brothers Financial, LLC		108	310
Employees and other		39	—

Total Due from Related Parties		$771	$966

Cohen Financial Group, Inc.		$60	$26
Employees		—	8

Total Due to Related Parties		$60	$34

(a)	Effective January 1, 2011, RAIT is no longer considered a related party, and, therefore any amounts due from or due to RAIT are included as component of other receivables in the consolidated balance sheets.

25. SUBSEQUENT EVENT

PrinceRidge

On April 19, 2011, IFMI, LLC, a subsidiary of the Company, entered into a Contribution Agreement (the “Contribution Agreement”) with PrinceRidge Partners LLC, a Delaware limited liability company (“PrinceRidge GP”), and PrinceRidge Holdings LP, a Delaware limited partnership (“PrinceRidge”), pursuant to which IFMI, LLC will cause its wholly owned subsidiary to contribute all of the equity ownership interests in Cohen & Company

Capital Markets, LLC (“CCCM”), a broker-dealer comprising a substantial part of IFMI,LLC’s capital markets segment, to PrinceRidge in exchange for approximately a 70% equity interest in both PrinceRidge and PrinceRidge GP (together, the “PrinceRidge Entities”).

Under the terms of the Contribution Agreement, the equity in CCCM together with cash, if necessary, shall have a book value of $45 million. The approximately 70% equity interest in each of the PrinceRidge Entities that will be issued to IFMI, LLC will be subject to a post-closing adjustment based on the valuation of the respective entities’ securities portfolios and membership equity at the time of closing. Prior to the closing of this transaction, IFMI, LLC and the PrinceRidge Entities may identify securities in the other’s portfolio for liquidation up to specified thresholds.

The capital markets professionals at CCCM, as well as certain support staff, totaling approximately 61 employees, will either continue employment with CCCM or be hired by PrinceRidge. The Contribution Agreement also provides that PrinceRidge will file an application with the Financial Services Authority (“FSA”) to register and authorize a newly formed broker-dealer organized in the United Kingdom and that, once such broker-dealer is duly registered and authorized, the capital markets professionals in IFMI, LLC’s European capital markets operation, EuroDekania Management Limited, will be transferred to the new PrinceRidge FSA-regulated entity.

The transactions contemplated by the Contribution Agreement are subject to the approval of the Financial Industry Regulatory Authority (“FINRA”). Each of CCCM and The PrinceRidge Group LLC (“PrinceRidge Group”), a broker-dealer wholly owned by PrinceRidge, have filed continuing membership applications with FINRA in connection with the proposed change in ownership to be effectuated at both broker-dealers as a result of the transaction. If at the end of the initial thirty-day review period FINRA has not taken any action to halt the transaction and has not imposed interim restrictions that would effectively prevent the closing from taking place, the parties anticipate that the initial closing will occur within sixty days following the date of the Contribution Agreement. The final closing will occur following receipt of the final FINRA approvals.

Each of IFMI, LLC and the PrinceRidge Entities have made representations and warranties in the Contribution Agreement and have agreed to various restrictions, covenants and agreements. The Contribution Agreement contains standard termination provisions and allows both IFMI, LLC and the PrinceRidge Entities to terminate if the initial closing has not occurred by June 18, 2011 or the final FINRA approvals have not been obtained by November 30, 2011. The Contribution Agreement contains a two-year indemnity that is limited primarily to adjusting the equity interests in the PrinceRidge Entities among the members or partners, as applicable, and, in the event of an indemnity to IFMI, LLC for liabilities transferred with CCCM, in cash to IFMI, LLC from PrinceRidge. The transaction is subject to a number of closing conditions as set forth in the Contribution Agreement.

Upon the closing of the transactions, John Costas, Chairman of PrinceRidge, and Michael Hutchins, Chief Executive Officer of PrinceRidge, will enter into executive agreements with PrinceRidge, pursuant to which each of Mr. Costas and Mr. Hutchins will receive 424,371 shares of restricted stock in the Company under the Company’s 2010 Long-Term Incentive Plan, plus an additional 2.5% of the equity in PrinceRidge, all of which will be subject to time-based vesting and employment requirements. In addition, upon the closing of the transactions, Daniel G. Cohen, the Company’s Chairman, Chief Executive Officer and Chief Investment Officer, will enter into an executive agreement with PrinceRidge, pursuant to which he will serve as the Vice Chairman of the Board of Managers of PrinceRidge GP and the Chief Investment Officer and Managing Director and head of the Structured Products division of PrinceRidge. Pursuant to these executive agreements, Messrs. Costas, Hutchins and Cohen will receive a base salary of $200,000 from PrinceRidge and an additional annual allocation based on the profits of PrinceRidge. Any amounts payable to Mr. Cohen as a result of the executive agreement will offset amounts payable to Mr. Cohen under his current employment agreement with the Company.

Upon the closing of the transactions contemplated by the Contribution Agreement, the parties will enter into a Reimbursement Agreement, pursuant to which each party will provide the other with certain services relating to the business of CCCM and the PrinceRidge Entities (including, for example, accounting and information technology support) for a 15-month period following the closing of the transactions.

Upon the closing of the transactions, the limited liability company agreement of PrinceRidge GP and the limited partnership agreement of PrinceRidge will be amended and restated and IFMI, LLC will be admitted as a member of PrinceRidge GP and a limited partner in PrinceRidge. Following the closing of the transactions contemplated by the Contribution Agreement, PrinceRidge GP’s Board of Managers will be comprised of five members: three IFMI, LLC appointees who currently serve on the Company’s Board of Directors, consisting of Daniel G. Cohen, Walter Beach and Lance Ullom, and John Costas and Michael Hutchins.

Amended Employment Agreement

On April 19, 2011, the Company entered into an Amended and Restated Employment Agreement with Christopher Ricciardi (the “Amended Agreement”) that replaced, in its entirety, the Employment Agreement, dated February 18, 2010, entered into by the parties (the “Original Agreement”). Pursuant to the Amended Agreement, Mr. Ricciardi will serve as the Company’s President, reporting directly to the Chief Executive Officer of the Company. As a result of the Amended Agreement, Mr. Ricciardi no longer serves as Chief Executive Officer of the Company’s capital markets businesses.

Mr. Ricciardi’s employment under the Amended Agreement is at-will. Until May 19, 2011, (a) Mr. Ricciardi may terminate the Amended Agreement and/or Mr. Ricciardi’s employment at any time upon sixty days prior written notice, and (b) the Company may terminate the Amended Agreement and/or Mr. Ricciardi’s employment at any time upon thirty days prior written notice. After May 19, 2011, any of the parties may terminate the Amended Agreement and/or Mr. Ricciardi’s employment at any time upon thirty days prior written notice. Upon any such termination, Mr. Ricciardi will only be entitled to receive accrued base salary and will not be entitled to any payment, compensation, severance benefit or other employee benefit from the Company. While the Amended Agreement is in effect, Mr. Ricciardi’s minimum base salary will remain $1,000,000 per annum.

Under the Amended Agreement, in addition to base salary, Mr. Ricciardi will have the opportunity to receive cash bonuses in an amount and on such terms to be determined by the Compensation Committee. Although the Amended Agreement does not provide for any specific equity awards, it does provide that Mr. Ricciardi will be entitled to participate in any Company equity compensation plan in which he is eligible to participate and may be granted awards in the discretion of the Compensation Committee. The Amended Agreement further provides for a payment on the date of the Amended Agreement in the amount of $3,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Institutional Financial Markets, Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including fair value of financial instruments. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

All amounts in this disclosure are in thousands (except share and per share data) unless otherwise noted.

Overview

We are an investment firm specializing in credit-related fixed income investments. We began operations, through our predecessors, in 1999 as an investment firm focused on small and mid-cap banks, but have grown over the past years into a more diversified fixed income specialty investment firm. We are organized into three business segments: Capital Markets, Asset Management, and Principal Investing.

•

Capital Markets: Our Capital Markets business segment consists of credit-related fixed income sales and trading, as well as new issue placements in corporate and securitized products and advisory services revenue. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: corporate bonds and loans, ABS, MBS, CLOs, collateralized bond obligations, CMBS, RMBS, SBA loans, U.S. government bonds, U.S. government agency securities, broker deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for cash equity and derivative products.

•

Asset Management: We manage assets within investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations (collectively, “investment vehicles”). A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations which include on-going base and incentive management fees. As of March 31, 2011, we had approximately $9.6 billion in assets under management (“AUM”).

•	Principal Investing: Our Principal Investing business segment is comprised primarily of our seed capital investments in investment vehicles we manage.

We generate our revenue by business segment primarily through:

Capital Markets:

•

our trading activities, which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading; and

•

new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue revenue associated with arranging the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management:

•

asset management fees for our on-going services as asset manager charged and earned by managing investment vehicles, which may include fees both senior and subordinated to the securities issued by the investment vehicle; and

•	incentive management fees earned based on the performance of the various investment vehicles;

Principal Investing:

•	gains and losses (unrealized and realized) and income and expense earned on securities, primarily seed capital investments in vehicles we manage, classified as other investments, at fair value; and

•	income or loss from equity method affiliates.

Business Environment

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability and which are unpredictable and beyond our control. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. Severe market fluctuations or weak economic conditions could ultimately reduce our trading volume and revenues and adversely affect our profitability.

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

A portion of our revenues are generated from principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of March 31, 2011, we had $44,766 of other investments, at fair value representing our principal investment portfolio. Of this amount, $43,459 or 97% is comprised of investments in four separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, MFCA, and the Duart Fund. Furthermore, the investment in Star Asia is our largest single principal investment and has a fair value of $35,094 representing 78% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general. The Company’s investment in Star Asia and its principal investing revenue was impacted by the recent earthquake, tsunami, and nuclear disaster in Japan. See “Revenues – Principal Transactions and Other Income” below.

Margin Pressures in Corporate Bond Brokerage Business

During 2010 and the first quarter of 2011, margins earned in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and financial markets have recovered from the recent credit crisis. Further, we expect that competition will increase over time, resulting in continued margin pressure.

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) building out our European capital markets business; (iii) adding smaller customers; (iv) making greater use of electronic trading platforms; and (v) acquiring new product lines, such as the acquisition of JVB (see discussion below). We believe these efforts will help insulate us from the reduction in margins in the corporate bond brokerage business. However, there can be no certainty that we will be successful in these efforts. If unsuccessful, we will likely see a decline in the profitability of our capital markets segment.

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

Recent Events or Transactions

Acquisition of JVB Financial Holdings, L.L.C.

On September 14, 2010, we entered into a Purchase and Contribution Agreement (the “Purchase Agreement”) with JVB Financial Holdings, L.L.C., a Florida limited liability company (“JVB”), the sellers listed on the Purchase Agreement (the “Sellers”) and certain employees of JVB (the “Management Employees”) pursuant to which the Sellers agreed to sell all of the equity interests in JVB to the Operating LLC and JVB would become a wholly owned subsidiary of the Operating LLC (the “Business Acquisition”).

On January 13, 2011, we completed the acquisition of JVB. As contemplated by the Purchase Agreement, the Sellers sold all of the outstanding equity interests in JVB to the Operating LLC and JVB is now a wholly owned subsidiary of the Operating LLC. Pursuant to the agreement of the parties, the transaction was effective as of January 1, 2011.

The purchase price consisted of $5,646 in cash, 313,051 shares of IFMI Common Stock and 559,020 restricted membership units in the Operating LLC, plus a cash amount equal to JVB’s tangible net worth calculated as of the closing of January 1, 2011. In addition, the Company agreed to pay an aggregate of $2,482 to the Management Employees in three equal installments, one on each of the first three anniversaries of the closing date of the Business Combination, contingent upon each individual’s continued employment at each payment date. Upon the closing of the Business Combination, an escrow of $484 was established for the payment of any adjustments to the purchase price based on the final tangible net worth of JVB as of the closing of the transaction and certain indemnities, and $384 was withheld for payment to the Sellers only if a specific revenue target is achieved at the end of the first year of operation following the closing of the Business Combination. All of the restricted membership units in the Operating LLC were delivered to Management Employees and will vest in three equal installments on each of the first three anniversaries of the closing date, subject to the terms and conditions contained in each employee’s employment agreement. Once vested, the holder of the restricted membership units in the Operating LLC may require that the Operating LLC redeem such membership units for cash or, at the Company’s option, shares of the Common Stock of the Company.

The Business Acquisition was accounted for under the acquisition method in accordance with U.S. GAAP. Accordingly, the Business Acquisition was accounted for as an acquisition by the Operating LLC of JVB. JVB’s results of operations were included in the Company’s statements of operations beginning January 1, 2011.

See note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Sale of Strategos Deep Value Funds Asset Management Rights and Other Asset Management Rights

On March 29, 2011, we sold, through our subsidiary, our investment advisory agreements relating to advisory services to a series of closed-end, distressed debt funds, known as the Strategos Deep Value Funds, and certain separately managed accounts to a new entity owned by two former Company employees, known as Strategos Capital Management, LLC (the “Buyer”). The Buyer has received or will receive certain services, intellectual property, books and records, software, data and rights to the “Strategos” name. The Strategos portfolio management team joined the new entity. The Company changed the name of its wholly owned subsidiary that previously served as the investment advisor from Strategos Capital Management, LLC to Cira SCM, LLC (“Cira SCM”).

We retained our ownership in the general partners of the existing Strategos Deep Value Funds and our rights to incentive fees from the existing Strategos Deep Value Funds. The sale involves a revenue sharing agreement.

In connection with the transaction, we have entered into an agreement to employ the Buyer to render advice and assistance to us with respect to certain collateralized debt obligations transactions. The assets under management with respect to these certain collateralized debt obligations were $3.6 billion as of March 31, 2011. As compensation, Buyer will receive 10% of all asset management fees received by us related to our ongoing management of the collateralized debt obligations.

See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Prince Ridge

In April 2011, we announced an agreement with PrinceRidge whereby we would acquire approximately a 70% interest in PrinceRidge. This transaction is subject to FINRA approval. See Note 25 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2011 and 2010.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31,		Favorable/(Unfavorable)
	2011	2010	$ Change	% Change
Revenues
Net trading	$27,274	$22,768	$4,506	20%
Asset management	5,970	6,770	(800)	(12)%
New issue and advisory	109	668	(559)	(84)%
Principal transactions and other income	(1,039)	11,527	(12,566)	(109)%

Total revenues	32,314	41,733	(9,419)	(23)%

Operating expenses
Compensation and benefits	21,988	27,131	5,143	19%
Business development, occupancy, equipment	1,439	1,383	(56)	(4)%
Subscriptions, clearing, and execution	2,815	1,555	(1,260)	(81)%
Professional fees and other operating	4,015	4,771	756	16%
Depreciation and amortization	470	643	173	27%

Total operating expenses	30,727	35,483	4,756	13%

Operating income	1,587	6,250	(4,663)	(75)%

Non operating income / (expense)
Interest expense	(1,482)	(1,993)	511	26%
Gain on repurchase of debt	—	886	(886)	(100)%
Gain on sale of management contracts	—	135	(135)	(100)%
Income from equity method affiliates	95	14	81	579%

Income before income tax expense / (benefit)	200	5,292	(5,092)	(96)%
Income tax expense / (benefit)	(213)	731	944	129%

Net income	413	4,561	(4,148)	(91)%
Less: Net income attributable to the noncontrolling interest	38	1,646	1,608	98%

Net income attributable to IFMI.	$375	$2,915	$(2,540)	(87)%

Revenues

Revenues decreased by $9,419, or 23%, to $32,314 for the three months ended March 31, 2011 from $41,733 for the three months ended March 31, 2010. As discussed in more detail below, the change was comprised of decreases of $12,566 in principal transactions and other income, $800 in asset management revenue and $559 in new issue and advisory revenue, partially offset by an increase of $4,506 in net trading revenue.

Net Trading

Net trading revenue increased $4,506, or 20%, to $27,274 for the three months ended March 31, 2011 from $22,768 for the three months ended March 31, 2010.

Net trading revenue for the three months ended March 31, 2011 includes $4,889 of net trading revenue from JVB which was acquired in January 2011. Excluding the increase in net trading revenue from JVB, the remaining decrease in net trading revenue for the three months ended March 31, 2011 was primarily the result of fluctuations in net trading results from the Company’s capital markets segment that was in place in both periods.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions that were sold during the three months ended March 31, 2011. Our ability to derive trading gains from trading positions is subject to market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended March 31, 2011 may not be indicative of future results. Furthermore, some of the assets included in the Investments — trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7 and 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our AUM measure includes, for instance, certain AUM for which we charge either no fees or nominal fees which are generally related to our assets in the accumulation phase. This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of March 31,		As of December 31,
	2011	2010	2010	2009	2008
Company sponsored collateralized debt obligations (1)	$9,372,454	$14,826,728	$9,730,374	$15,569,780	$23,486,862
Other managed assets (2)	—	—	—	—	177,447
Permanent capital vehicles	154,441	164,777	171,028	161,984	324,764
Investment funds	—	258,907	129,027	243,894	301,675
Managed accounts (3)	32,311	256,456	288,608	230,285	—

Assets under management (end of period) (4)	$9,559,206	$15,506,868	$10,319,037	$16,205,943	$24,290,748

Average assets under management — company sponsored collateralized debt obligations	$9,594,308	$15,078,518	$12,199,716	$17,524,608	$30,005,018

(1)	AUM for company sponsored collateralized debt obligations does not include the assets of the Alesco X —XVII securitizations as of March 31, 2011 and December 31, 2010 since we ceased being the manager of such assets on July 29, 2010. The assets of the Alesco X — XVII securitizations are included in the amounts for 2009 and 2008.
(2)	Includes assets in the accumulation phase as well as other assets managed for third parties or affiliates.
(3)	Represents client funds managed pursuant to separate account arrangements. As of March 31, 2011, certain separate account arrangements were excluded due to the sale to the Buyer. See “Sale of Strategos Deep Value Funds Asset Management Rights and Other Asset Management Rights” on page 11 and note 5 to our consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.
(4)	AUM for company sponsored collateralized debt obligations, other managed assets, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the period indicated.

Asset management fees decreased by $800, or 12%, to $5,970 for the three months ended March 31, 2011 from $6,770 for the three months ended March 31, 2010, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	March 31, 2011	March 31, 2010	Change
Collateralized debt obligations and related service agreements	$4,767	$5,344	$(577)
Investment funds	452	777	(325)
Other	751	649	102

Total	$5,970	$6,770	$(800)

Collateralized Debt Obligations

Asset management revenue from company-sponsored collateralized debt obligations decreased $577 to $4,767 for the three months ended March 31, 2011 from $5,344 for the three months ended March 31, 2010. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	March 31, 2011	March 31, 2010	Change
Trust preferred securities and insurance company debt — U.S.	$2,970	$3,255	$(285)
High grade and mezzanine ABS	602	826	(224)
Trust preferred securities and insurance company debt — Europe	769	812	(43)
Broadly syndicated loans — Europe	426	451	(25)

Total	$4,767	$5,344	$(577)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined as a result of greater levels of deferrals and defaults of the underlying assets. In addition, on July 29, 2010, we entered into a Master Transaction Agreement pursuant to which we sold to a third party collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement under which we will provide certain services to the third party purchaser. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017 if the management fees earned by the third party exceed certain thresholds. The assets of the Alesco X through XVII securitizations are not included in our AUM disclosed in the table above as we are no longer the manager. However, we continue to generate revenue through the Services Agreement related to these securitizations.

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

Asset management fees for TruPS and insurance company debt of European companies decreased primarily due to the decline in the average AUM in this asset class due to greater levels of deferrals and defaults of the underlying assets as well as a result of exchange rate fluctuations.

Asset management fees for broadly syndicated loans — Europe decreased because there was a decrease in average AUM for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 for which we earned asset management fees as well as a result of exchange rate fluctuations. These contracts are usually paid in currency other than the U.S. dollar.

Investment Funds

Our asset management revenue from investment funds is comprised of fees from the management of Deep Value and prior to 2011 the fees from the management of Brigadier.

	March 31, 2011	March 31, 2010	Change
Deep Value	$452	$737	$(285)
Brigadier	—	40	(40)

Total	$452	$777	$(325)

The decrease in Deep Value revenue was primarily because the first Deep Value Fund substantially completed its liquidation process during the third quarter of 2010 and expects to distribute any remaining cash it has to its investors during the first half of 2011, and, therefore less management fees generated by Deep Value were earned by us. In addition, on March 29, 2011, we sold our investment advisory agreements relating to the Deep Value funds to a new entity owned by two former Company employees referred to as the Buyer in which we will only be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014 and therefore it is likely that less management fees generated by Deep Value will be earned by us in the future. See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

The decrease in Brigadier revenue was due to a decrease in base management fee revenue of $40. Effective beginning in the second quarter of 2010, the Brigadier fund ceased permitting redemptions pending its final liquidation which was completed during the fourth quarter of 2010. We ceased charging management fees effective April 30, 2010.

Other

Our other asset management revenue consists of revenue earned from the management of permanent capital vehicles and managed accounts. The net increase of $102 was primarily comprised of an increase in managed accounts fees. On March 29, 2011, we also sold, through our subsidiary, our investment advisory agreements relating to certain managed accounts to a new entity owned by two former Company employees referred to as the Buyer in which we will only be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014 and, therefore, it is likely that less management fees generated by these managed accounts will be earned by us in the future. See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $559, or 84%, to $109 for the three months ended March 31, 2011 as compared to $668 for the same period in 2010. The decrease is primarily attributable to a decreased number of new issue and advisory engagements that closed during 2011 as compared to 2010, including the arrangement or placement of newly created debt, equity, and hybrid financial instruments.

Principal Transactions and Other Income

Principal transactions and other income decreased by $12,566, or 109%, to a loss of $1,039 for the three months ended March 31, 2011, as compared to income of $11,527 for the three months ended March 31, 2010.

Principal Transactions & Other Income

(dollars in thousands)

	March 31, 2011	March 31, 2010	Change
Change in fair value of other investments, at fair value	$(1,540)	$11,170	$(12,710)
Foreign currency	(124)	(53)	(71)
Dividend, interest, and other income	625	410	215

Total	$(1,039)	$11,527	$(12,566)

The decrease in the change in fair value of other investments of $12,710 is comprised of the following:

	March 31, 2011	March 31, 2010	Change
EuroDekania	775	1	774
Star Asia	(2,680)	8,955	(11,635)
RAIT	—	387	(387)
Brigadier	—	141	(141)
MFCA	30	—	30
Deep Value	—	1,282	(1,282)
Duart Fund	(455)	—	(455)
Other	790	404	386

Total	$(1,540)	$11,170	$(12,710)

RAIT is a publicly traded company, so changes in the value of our investment correspond with changes in the public share price. We sold our investment in RAIT during the first quarter of 2010. Our investments in EuroDekania, Star Asia, Brigadier, MFCA, Deep Value and the Duart Fund generally increase and decrease in value based on the NAV of the underlying funds. During the fourth quarter of 2010, the Brigadier fund completed its liquidation. As of March 31, 2011, Deep Value liquidated all of its investments and only holds cash which it expects to distribute during the first half of 2011. Effective December 31, 2010, we submitted a redemption notice to the Duart Fund to redeem 100% of our capital. We received our redemption in April 2011.

During the first quarter of 2010 we acquired Star Asia shares in a rights offering at an amount less than the underlying NAV of Star Asia. Accordingly, this investment resulted in a gain. For the three months ended March 31, 2010, the change in fair value of our investment in Star Asia was comprised of approximately $9,500 from our investment in the Star Asia rights offering at a discount to NAV, offset by a reduction of approximately $500 from changes in the underlying NAV of Star Asia.

During the first quarter of 2011, certain of Star Asia’s investments were impacted by the recent earthquake, tsunami, and nuclear disaster in Japan. For the three months ended March 31, 2011, the change in fair value of our investment in Star Asia was comprised of (i) a reduction in value of $1,900 resulting from the reduction in value of certain of Star Asia’s investments that were impacted by the earthquake, tsunami, and nuclear disaster in Japan; (ii) a reduction in value of $1,200 resulting from changes fluctuations in the Yen as compared to the U.S. dollar; (iii) a reduction in value of $600 from remaining changes in the investments and underlying NAV of Star Asia; partially offset by (iv) an increase in value of $1,020 due to the purchase of shares of Star Asia from a third party at a discount to NAV during the first quarter of 2011.

The change in other investments was primarily due to increased net realized and unrealized gains on Japanese Yen-based forward contracts put in place to partially hedge fluctuations in the investment value of Star Asia.

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

Operating Expenses

Operating expenses decreased by $4,756, or 13%, to $30,727 for the three months ended March 31, 2011 from $35,483 for the three months ended March 31, 2010. The change was due to decreases of $5,143 in compensation and benefits, $756 in professional fees and other operating expenses, and $173 in depreciation and amortization, partially offset by increases of $56 in business development, occupancy, equipment and $1,260 in subscriptions, clearing, and execution.

Compensation and Benefits

Compensation and benefits decreased by $5,143, or 19%, to $21,988 for the three months ended March 31, 2011 from $27,131 for the three months ended March 31, 2010.

COMPENSATION AND BENEFITS

(dollars in thousands)

	March 31, 2011	March 31, 2010	Change
Cash compensation and benefits	$19,799	$26,331	$(6,532)
Equity-based compensation	2,189	800	1,389

Total	$21,988	$27,131	$(5,143)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The decrease in cash compensation and benefits is primarily a result of the decrease in incentive compensation which is tied to revenue and operating profitability. However, our total headcount increased from 153 at March 31, 2010 to 191 at March 31, 2011, including 60 employees of JVB as of March 31, 2011.

Compensation and benefits includes equity-based compensation which increased $1,389, or 174%, to $2,189 for the three months ended March 31, 2011 from $800 for the three months ended March 31, 2010.

For the three months ended March 31, 2010, compensation and benefits includes equity-based compensation of $551 related to the amortization of restricted units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, and $249 related to restricted shares of our Common Stock. For the three months ended March 31, 2011, compensation and benefits includes equity-based compensation of $162 related to the amortization of restricted units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, $196 related to membership units granted in connection with the JVB acquisition, and $1,831 related to restricted shares of our Common Stock.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment increased by $56, or 4%, to $1,439 for the three months ended March 31, 2011 from $1,383 for the three months ended March 31, 2010. The increase was primarily due to an increase in rent expense of $133, partially offset by decreases in business development expenses, such as promotion, advertising, travel and entertainment of $61 and other expenses associated with occupancy and equipment of $16. The increase in rent expense is primarily due to the office space we assumed when we acquired JVB.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution increased by $1,260, or 81% to $2,815 for the three months ended March 31, 2011 from $1,555 for the three months ended March 31, 2010. The increase included an increase of $458 in subscriptions primarily due to an increase in headcount as noted in the discussion of compensation above, and an increase of $802 in clearing and execution composed of $368 related to the acquisition of JVB, $150 related to the Company’s equity derivatives business and $284 relating to other increases in clearing and execution costs.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $756, or 16%, to $4,015 for the three months ended March 31, 2011 from $4,771 for the three months ended March 31, 2010. The decrease included a decrease of $330 in legal and professional fees, a decrease in consulting fees of $310, and a decrease in recruiting fees of $293, partially offset by an increase of $177 in other costs.

Depreciation and Amortization

Depreciation and amortization decreased by $173, or 27%, to $470 for the three months ended March 31, 2011 from $643 for the three months ended March 31, 2010. The entire decline was due to a decrease in amortization expense on certain intangible assets that were fully amortized prior to January 1, 2011.

Non-Operating Income and Expense

Interest Expense

Interest expense decreased by $511, or 26%, to $1,482 for the three months ended March 31, 2011 from $1,993 for the three months ended March 31, 2010. This decrease of $511 was comprised of (a) a decrease of $178 of interest incurred on our bank debt; (b) a decrease of $89 of interest incurred on the convertible senior notes; (c) a decrease of $12 of interest incurred on the junior subordinated notes; and (d) a decrease of $232 of interest incurred on subordinated notes payable. The decrease in interest expense of $178 on bank debt was primarily due to the fact that the amount of bank debt outstanding during the three months ended March 31, 2011 and the interest rate at which we borrowed was lower as compared to the comparable period in 2010. The decrease in interest expense of $89 on the convertible senior notes was due to the fact that the Company had repurchased $6,644 notional amount of convertible senior notes from unrelated third parties at various times during 2010. The decrease in interest expense of $232 on subordinated notes payable was due to the fact that CCS repurchased a total of $8,081 principal amount of subordinated notes payable during the third quarter of 2010.

Gain on Repurchase of Debt

In March 2010, we repurchased $5,144 notional amount of contingent convertible senior notes from an unrelated third party for $4,115. The notes had a carrying value of $5,001 resulting in a gain from repurchase of debt of $886 which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations.

We did not repurchase any debt in the three month period ended March 31, 2011.

Gain on Sale of Management Contracts

The gain on sale of management contracts decreased $135, or 100%, to $0 for the three months ended March 31, 2011 from $135 for the three months ended March 31, 2010. The gain of $135 in the 2010 period represented contingent payments we received based on the amount of subordinated fees received by an unrelated third party under the three CLO management contracts we sold in February 2009 that comprised substantially all of our middle market loans-U.S. (Emporia) business line. During 2010, we reached the maximum limit of additional fees we could receive under these contracts, and therefore, we no longer record any additional gain on these contracts in future periods.

Income from Equity Method Affiliates

Income from equity method affiliates increased by $81 to $95 for the three months ended March 31, 2011 from $14 for the three months ended March 31, 2010. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of March 31, 2010 and 2011, we had five equity method investees: (1) Star Asia Manager; (2) Deep Value GP; (3) Deep Value GP II; (4) Star Asia SPV; and (5) Duart Capital. See notes 12 and 23 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense

Income tax expense decreased by $944 to an income tax benefit of $213 for the three months ended March 31, 2011 from income tax expense of $731 for the three months ended March 31, 2010. The benefit realized by us during the three months ended March 31, 2011 was the result of our acquisition of JVB. JVB’s operations are primarily based in Florida. As a result of this acquisition, we determined that more of our income will be allocated to Florida and less income will be allocated in certain higher tax jurisdictions (primarily New York State and New York City). Therefore, our state effective rate declined. Because the Company has a net deferred tax liability, the reduction in the state effective rate reduces this liability and results in a tax benefit to us. This tax benefit was recorded as a discrete item in the first quarter of 2011.

The tax expense during the three months ended March 31, 2010 was the result of state, local, and foreign taxes accrued.

We do not currently recognize federal income taxes expense due to the existence of the Company’s net operating loss carry forwards and valuation allowances offsetting the related deferred tax assets. See note 21 to the December 31, 2010 consolidated financial statements of the Company’s Annual Report on Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest for the three months ended March 31, 2011 and 2010 was comprised of the 32.8% non-controlling interest and 33.8% non-controlling interest, respectively, related to member interests in the Operating LLC other than interests held by us for the relevant periods:

	March 31, 2011	March 31, 2010
Income / (loss) before income taxes — Operating LLC	$200	$5,292
Less:
Income tax expense — Operating LLC (1)	85	424

Net income Operating LLC	115	4,868
Non controlling interest percentage	32.8%	33.8%

Non controlling interest	$38	$1,646

(1)	Includes only income tax expense of the Operating LLC. Consolidated income tax (benefit) expense includes the income tax (benefit) expense of both the Operating LLC and IFMI as follows:

	March 31, 2011	March 31, 2010
Income tax expense — Operating LLC	$85	$424
Income tax (benefit) expense — IFMI	(298)	307

Consolidated income tax expense	$(213)	$731

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our United States and United Kingdom broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by use of collateralized securities financing arrangements as well as margin loans. Since January 2010, we significantly expanded our government trading operations leading to a greater amount of securities owned as well as greater balances of securities purchased under agreements to resell and securities sold under agreements to repurchase.

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

On May 5, 2011, our board of directors declared a cash dividend of $0.05 per share, which will be paid on our common stock on June 2, 2011 to stockholders of record on May 19, 2011. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

Cash Flows

We have four primary uses for capital:

(1) To fund the expansion of our Capital Markets segment: Through March 2011, we expanded our Capital Markets segment by expanding our offices, hiring additional sales and trading professionals and launching new initiatives to expand on our existing capabilities, acquiring JVB, as well as increasing our investments in trading securities. We believe that we are better capitalized and able to utilize more leverage in our Capital Markets business and therefore expand our operations to other credit-related fixed income areas to deepen our product capabilities. We believe the prudent use of capital to facilitate client orders will increase trading volume and profitability.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of March 31, 2011 and December 31, 2010, we maintained cash and cash equivalents of $49,548 and $43,946, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities	$22,642	$(24,128)
Cash flow from investing activities	(15,060)	(1,934)
Cash flow from financing activities	(2,270)	(14,216)
Effect of exchange rate on cash	290	(234)

Net cash flow	5,602	(40,512)
Cash and cash equivalents, beginning	43,946	69,692

Cash and cash equivalents, ending	$49,548	$29,180

See the statement of cash flows in our consolidated financial statements. We believe our cash available on hand as well as our investment in our trading portfolio will provide sufficient liquidity to meet the cash needs of our ongoing operating needs.

Three Months Ended March 31, 2011

As of March 31, 2011, our cash and cash equivalents were $49,548, representing a net increase of $5,602 from December 31, 2010. The increase was attributable to the cash provided by operating activities of $22,642 and the effect of the increase in the exchange rate on cash of $290, partially offset by the cash used for investing activities of $15,060, and the cash used for financing activities of $2,270.

The cash provided by operating activities of $22,642 was comprised of (a) net outflows of $7,647 related to working capital fluctuations primarily comprised of net outflows of $8,854 related to a decrease in accrued compensation payable offset by other working capital fluctuations; (b) $25,772 of net cash inflows from investments in our overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies and restricted cash on deposit which is related to various trading activities as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) an increase in cash generated from other earnings items of $4,517 (which represents net income or loss adjusted for the following non-cash operating items: realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash used in investing activities of $15,060 was comprised of (a) cash proceeds from the return of principal of $18 from our investments in certain residential loans; (b) cash received of $93 from the sale of certain investments in securitizations that were classified as other investments, at fair value on the consolidated balance sheets; (c) cash of $465 we received from equity method affiliates Deep Value GP and Star Asia SPV; offset by (d) the cash consideration paid, net of cash acquired, for the acquisition of JVB of $14,956; (e) the investment of $172 in equity method affiliates related to Duart Capital and Star Asia SPV; (f) the purchase of other investments, at fair value of $342, specifically the purchase of additional shares of Star Asia in the amount of $226 directly from unrelated third parties during the first quarter of 2011 and the purchase of other investments of $116; and (g) the purchase of additional furniture and leasehold improvements of $166 related to the New York office and the EuroDekania Management Limited office in the United Kingdom.

The cash used in financing activities of $2,270 was comprised of (a) the repayment of $1,458 of outstanding borrowings on under our secured credit facility entered into on July 29, 2010 between our subsidiary, Dekania Investors, LLC and T.D. Bank, N.A., (the “2010 Credit Facility”); (b) distributions to the noncontrolling interest holders of $264; (c) dividends to the Company’s stockholders of $545; and (d) $3 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity based awards and the surrender of 898 shares of the Company’s Common Stock. The total shares withheld were based on the value of the restricted stock award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Three Months Ended March 31, 2010

As of March 31, 2010, our cash and cash equivalents were $29,180, representing a net decrease of $40,512 from December 31, 2009. The decrease was attributable to the cash used for operating activities of $24,128, the cash used for investing activities of $1,934, the cash used for financing activities of $14,216, and the effect of the decrease in the exchange rate on cash of $234.

The cash used for operating activities of $24,128 was comprised of (a) net inflows of $1,481 related to working capital fluctuations; (b) $19,408 of net cash outflows from overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased ; and (c) a reduction in cash earnings of $6,201 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, gain on sale of management contracts, realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash used in investing activities of $1,934 was comprised of (a) cash proceeds from the return of principal of $2,317 primarily from our investments in certain interests in securitizations and residential loans and our investment in the Deep Value fund, cash received from the sale of other investments of $1,138, cash received from sale of management contracts of $135, as well as cash we received as a return of investment from Star Asia Manager of $350; partially offset by (b) the investment of $4,058 we made in our equity method affiliate, Star Asia SPV, related to the Star Asia’s rights offering in March 2010; (c) the purchase of additional shares of Star Asia in the amount of $1,334 related to the Star Asia’s rights offering; and (d) the purchase of additional furniture and leasehold improvements of $482 related to our New York office and the EuroDekania Management Limited office in the United Kingdom.

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

Regulatory Capital Requirements

Four of our majority owned subsidiaries include licensed securities dealers in the United States and the United Kingdom. As broker-dealers, our subsidiaries, CCS, CCCM and JVB, are subject to Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, and our international subsidiary, EuroDekania Management Limited, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2011, which amounted to $2,466 were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$468
United Kingdom	1,998

Total	$2,466

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2011, total net capital, or equivalent as defined by local statutory regulations in our licensed broker-dealers amounted to $51,715.

In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Securities Financing

We maintain repurchase agreements with three third party financial institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, however, no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. See note 10 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. If there were an event of default under the repurchase agreements, we would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due from us to the counterparty payable immediately. Repurchase obligations are full recourse obligations to us. If we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was not sufficient to satisfy the obligation in full.

The Company’s clearing brokers provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing broker in the event the value of the securities then held by the clearing broker in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under the agreements.

An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing broker would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.

The following table presents our period end balance, average monthly balance and maximum balance at any month end during the three months ended March 31, 2011 and the twelve months ended December 31, 2010 for securities purchased under agreements to resell and securities sold under agreements to repurchase.

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2011	2010
Securities Purchased Under Agreements to Resell
Period End	$—	$—
Monthly Average	—	31,215
Maximum month end	—	89,475
Securities Sold Under Agreements to Repurchase
Period End	$105,490	$69,816
Monthly Average	64,644	28,622
Maximum month end	105,490	96,365

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The general growth in outstanding repurchase activity in 2011 and 2010 is reflective of supporting our overall business growth, particularly the continued expansion of our sales and trading platform. The fluctuations in the balances of our securities purchased under agreements to resell over the periods presented is impacted in any given period by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intraperiod fluctuations as typical for the repurchase market. Month-end balances may be higher or lower than average period balances.

Debt Financing

We have four sources of debt financing other than securities financing arrangements: (1) the 2010 Credit Facility; (2) contingent convertible senior notes; (3) junior subordinated notes payable to two special purpose trusts: (a) Alesco Capital Trust I, and (b) Sunset Financial Statutory Trust I; and (4) unsecured subordinated financing.

As of March 31, 2011, $5,518 was drawn, $50 was committed for one letter of credit, and there was no availability to borrow additional funds under the 2010 Credit Facility. As of March 31, 2011, we were in compliance with the covenants in our debt financing documents. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes long-term indebtedness and other financing as of March 31, 2011 and December 31, 2010, respectively:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of March 31, 2011
Description	Current Outstanding Par	Carrying Value	Interest Rate Terms	Weighted Average Interest @ 03/31/2011	Weighted Average Contractual Maturity
2010 Credit Facility	$5,518	$5,518	6.0%	6.0%	September 2012
Contingent convertible senior notes	19,506	19,171	7.6%	7.6%	May 2027 (1)
Junior subordinated notes (2)	49,614	17,121	7.4%	7.4%	August 2036
Subordinated notes payable	1,448	1,448	12.0%	12.0%	June 2013

Total		$43,258

	As of December 31, 2010
Description	Current Outstanding Par	Carrying Value	Interest Rate Terms	Weighted Average Interest @ 12/31/2010	Weighted Average Contractual Maturity
2010 Credit Facility	$6,976	$6,976	6.0%	6.0%	September 2012
Contingent convertible senior notes	19,506	19,104	7.6%	7.6%	May 2027 (1)
Junior subordinated notes (2)	49,614	17,160	7.4%	7.4%	August 2036
Subordinated notes payable	1,448	1,448	12.0%	12.0%	June 2013

Total		$44,688

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

(2)	The Company owns $1,489 in par amount of common stock of the two trusts which hold the junior subordinated notes. Therefore, on a net basis, there is par outstanding to third parties in the amount of $48,125.

Off Balance Sheet Arrangements

AFN invested in a collateralized debt obligation (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by us. Upon completion of the Merger, we recorded a liability of $1,084 related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount does not represent the expected loss; rather it represents our estimate of the fair value of our guarantee (i.e. the amount we would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee. The value will be adjusted under certain limited circumstances such as: (i) when the guarantee is extinguished; or (ii) if payment of amounts under the guarantee become probable and estimable. The maximum potential loss to the Company on this arrangement is $8,750. Under certain circumstances, Assured can require us to post liquid collateral.

In January 2011, we entered into an arrangement with FundCore Finance Group to create a commercial real estate conduit lender. Our $25 million capital commitment is contingent upon FundCore obtaining appropriate warehouse financing. To date, FundCore has not obtained this financing, so we have not invested any capital to date.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2011 and the future periods in which such obligations are expected to be settled in cash. Our bank debt, junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. Our convertible senior notes are assumed to be repaid on May 15, 2012, which represents the earliest date that the holders of the senior notes may require us to repurchase the notes for cash. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, excluded from the table is an unrecognized tax benefit of $1,231 because we cannot make a reasonably reliable estimate of the period of cash settlement. See note 17 to our consolidated financial statements included in Item 1 to this Quarterly Report on Form 10Q for further information about the unrecognized tax benefit.

CONTRACTUAL OBLIGATIONS

As of March 31, 2011

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$9,410	$2,227	$3,524	$2,958	$701
Maturity of 2010 Credit Facility (1)	5,518	4,650	868	—	—
Interest on 2010 Credit Facility (2)	244	230	14	—	—
Maturity of convertible senior notes (3)	19,506	—	19,506	—	—
Interest on convertible senior notes (3)	2,231	1,487	744	—	—
Maturities on junior subordinated notes	49,614	—	—	—	49,614
Interest on junior subordinated notes (4)	57,356	3,671	5,084	4,331	44,270
Maturities of subordinated notes payable (5)	1,559	—	1,559	—	—
Interest on subordinated notes payable (6)	335	131	204	—	—

Total	$145,773	$12,396	$31,503	$7,289	$94,585

(1)	Quarterly principal payments of $1,162 are due, and all unpaid principal is due and payable on September 30, 2012.
(2)	Interest on the 2010 Credit Facility includes the finance charge on one letter of credit and interest on all outstanding debt as of March 31, 2011, which is variable. The interest rate of 6.00% as of March 31, 2011 was used to compute the contractual interest payment in each period noted. Fluctuations in actual interest rates may result in different interest payments than noted above.
(3)	Assumes the contingent convertible senior notes are repurchased May 15, 2012. Interest includes amounts payable during the period the contingent convertible senior notes were outstanding at an annual rate of 7.625%.
(4)	The interest on the junior subordinated notes related to the Alesco Capital Trust is based on a fixed interest rate of 9.50% through to July 30, 2012, and an assumed variable rate of 4.303% based on a 90-day LIBOR rate as of March 31, 2011 plus 4.00% calculated from July 30, 2012 through to maturity. The interest on the junior subordinated notes related to the Sunset Capital Trust is variable. The interest rate of 4.453% (based on a 90-day LIBOR rate as of March 31, 2011 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(5)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $154. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%.
(6)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to the Company’s consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

During the three months ended March 31, 2011, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Fixed Income Securities: We hold the following securities: U.S. treasury securities, U.S. government agency MBS, collateralized mortgage obligations (“CMOs”), non-government MBS, corporate bonds, redeemable preferred stock, certificates of deposits, Small Business Administration (“SBA”) loans, residential loans, whole loans, unconsolidated investments in the middle and senior tiers of securitization entities and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include to-be-announced securities (“TBAs”). The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitization are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“ bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2011, we would incur a loss of $7,606 if the yield curve rises 100 bps across all maturities and a gain of $5,398 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment which is denominated in Euros and another permanent capital vehicle for which our investment is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2011 our equity price sensitivity was $4,411 and our foreign exchange currency sensitivity was $844.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2011, a 100 bps change in three month LIBOR would result in a change in our annual cash paid for interest in the amount of $200. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $1,917.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the board of directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently in the process of integrating controls of JVB with the controls of IFMI. The Company expects to have this integration complete by the end of 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings in Note 20 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Other than as set forth below, there have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A — Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2010.

We and PrinceRidge will be subject to business uncertainties prior to closing the PrinceRidge transaction that could adversely affect the respective businesses.

Uncertainty among employees, clients, vendors and others about the effect of the PrinceRidge transaction may have an adverse effect on us and PrinceRidge. Although we and PrinceRidge intend to take actions to reduce any adverse effects, these uncertainties may impair their ability to attract, retain and motivate key personnel until the PrinceRidge transaction is completed and for a period of time thereafter, and could cause clients, vendors and others that do business with us or PrinceRidge to seek to change existing business relationships with either or both companies. Employee retention may be particularly challenging during the pendency of the PrinceRidge transaction, as employees may experience uncertainty about their future roles with either or both companies. If, despite our or PrinceRidge’s retention efforts, key employees depart because of issues relating to this uncertainty or a desire not to remain with us or PrinceRidge, our and/or PrinceRidge’s business could be seriously harmed.

The Contribution Agreement generally restricts each of the Company and PrinceRidge, without the other party’s consent, from taking actions outside of the ordinary course of business until the completion of the PrinceRidge transaction or the Contribution Agreement terminates. These restrictions may prevent us and PrinceRidge from pursuing otherwise attractive business opportunities that may arise and from making other changes to their businesses that may otherwise be deemed advisable before completion of the PrinceRidge transaction or, if the PrinceRidge transaction is abandoned, termination of the Contribution Agreement.

The PrinceRidge transaction is subject to certain closing conditions that, if not satisfied or waived, will result in the PrinceRidge transaction not being completed. Failure to complete the PrinceRidge transaction could negatively affect us.

The PrinceRidge transaction is subject to customary closing conditions, including FINRA approval. If any closing condition is not satisfied or, if permissible, waived, the PrinceRidge transaction will not be completed. In addition, we and PrinceRidge may terminate the Contribution Agreement under certain circumstances.

If the PrinceRidge transaction is not completed for any reason, we may be subject to a number of material risks, including the following:

•	we may not realize the benefits expected of the PrinceRidge transaction, including a potentially enhanced competitive and financial position;

•

clients and others may believe that we cannot compete in the marketplace as effectively without the PrinceRidge transaction or otherwise remain uncertain about our future prospects in the absence of the PrinceRidge transaction;

•

the market price of our common stock may decline to the extent that the current market price of our stock reflects a market assumption that the PrinceRidge transaction will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the PrinceRidge transaction was not consummated due to an adverse change in our business;

•	our current and prospective employees may experience uncertainty about their future roles with us, which may adversely affect our ability to attract and retain key management and other personnel;

•	some of the costs related to the PrinceRidge transaction, such as legal, accounting and some financial advisory fees, must be paid even if the PrinceRidge transaction is not completed; and

•

our business may suffer as a result of having had the focus of our management directed toward the PrinceRidge transaction planning instead of our core business and other opportunities that might have been beneficial to us.

The realization of any of these risks by us may materially and adversely affect our business, financial results, financial condition and/or stock price.

Governmental agencies, self regulatory organizations or third parties may delay or impose conditions on approval of the PrinceRidge transaction, which may diminish the anticipated benefits of the PrinceRidge transaction.

Completion of the PrinceRidge transaction is conditioned upon the receipt of all necessary consents, approvals and authorizations of any governmental authority, self regulatory organization or third party. While we intend to pursue vigorously any and all required consents, approvals and authorizations and do not know of any reason why they would not be able to obtain the consents in a timely manner, the requirement to receive them before the completion of the PrinceRidge transaction could delay or prevent the completion of the PrinceRidge transaction. In addition, these governmental agencies, self regulatory organizations and third parties may attempt to condition their consents, approvals or authorizations on the imposition of conditions that could have a material adverse effect on our or PrinceRidge’s operating results or the value of our common stock after the PrinceRidge transaction is completed. Any delay in the completion of the PrinceRidge transaction could diminish the anticipated benefits of the PrinceRidge transaction or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction, such as difficulty in retaining key personnel or in pursuing business strategies. In addition, until the PrinceRidge transaction is completed, the attention of our and PrinceRidge’s management may be diverted from ongoing business concerns and regular business responsibilities to the extent management is focused on matters relating to the PrinceRidge transaction, such as obtaining governmental, self regulatory organization or third party consents, approvals or authorizations.

We and PrinceRidge will incur significant transaction costs which may diminish the anticipated benefits of the PrinceRidge transaction.

We and PrinceRidge expect to incur costs associated with completing the PrinceRidge transaction, including integrating the operations of the two companies. Substantially all transaction costs to be incurred by the two companies will be charged to operations and will not be included as a component of the purchase price for purposes of purchase accounting.

We and PrinceRidge are continuing to assess the magnitude of these costs. In addition, unanticipated costs may be incurred in the integration of the businesses of the two companies. Although we and PrinceRidge believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and PrinceRidge transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (2)
January 1, 2011 to January 31, 2011	898	$4.56	—	$47,303,874
February 1, 2011 to February 28, 2011	—	—	—	47,303,874
March 1, 2011 to March 31, 2011	—	—	—	47,303,874

Total	898	$4.56	—

(1)	We repurchased an aggregate of 898 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock.
(2)	On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions.

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

In addition, the Company’s ability to pay dividends will be dependent on distributions it receives from the Operating LLC. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers and may be impacted by restrictions imposed by the 2010 Credit Facility entered into on July 29, 2010 and subject to the provisions of the Operating LLC operating agreement.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Amendment No. 3 to Purchase and Contribution Agreement, dated January 11, 2011, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated September 14, 2010 (incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011).

3.1	Articles of Amendment changing name to Institutional Financial Markets, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2011).

4.1	Amendment No. 1 to Section 382 Rights Agreement, dated January 5, 2011, by and between Cohen & Company Inc. and Mellon Investor Services LLC (operating with the service name BNY Mellon Shareowner Services), a New Jersey limited liability company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 6, 2011).

11.1	Statement Regarding Computation of Per Share Earnings.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

*	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ DANIEL G. COHEN
Daniel G. Cohen
Date: May 6, 2011		Chairman of the Board and Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: May 6, 2011		Executive Vice President, Chief Financial Officer and Treasurer