Form 10-Q
period 2011-06-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2011-08-11
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 2, 2011 there were 14,127,693 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as well as the fact that we may not realize the anticipated growth opportunities of acquiring a majority ownership interest in PrinceRidge Holdings LP. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(unaudited)

	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$50,160	$43,946
Restricted cash	1,856	4,507
Due from related parties	450	966
Other receivables	7,282	6,033
Investments-trading	166,865	189,015
Other investments, at fair value	42,561	46,551
Receivables under resale agreements	158,099	—
Goodwill	11,176	3,231
Other assets	17,284	12,498

Total assets	$455,733	$306,747

Liabilities
Payables to brokers, dealers, and clearing agencies	$38,450	$45,469
Due to related parties	7	34
Accounts payable and other liabilities	17,148	13,165
Accrued compensation	13,404	17,358
Trading securities sold, not yet purchased	52,291	17,820
Securities sold under agreement to repurchase	178,998	69,816
Deferred income taxes	8,663	8,889
Debt	42,140	44,688

Total liabilities	351,101	217,239

Commitments and contingencies (See Note 21)

Temporary Equity:
Redeemable non-controlling interest	15,471	—

Permanent Equity:
Stockholders’ Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, no shares issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 14,238,177 and 10,533,084 shares issued, respectively; 14,187,777 and 10,482,684 shares outstanding, respectively, including 3,456,447 and 162,226 unvested restricted share awards, respectively	11	10
Additional paid-in capital	64,134	58,954
Retained earnings	2,296	6,382
Accumulated other comprehensive loss	(458)	(665)
Treasury stock at cost (50,400 shares of Common Stock)	(328)	(328)

Total stockholders’ equity	65,660	64,358
Non-controlling interest	23,501	25,150

Total permanent equity	89,161	89,508

Total liabilities and equity	$455,733	$306,747

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Net trading	$16,240	$19,690	$43,514	$42,458
Asset management	5,255	6,244	11,225	13,014
New issue and advisory	1,131	1,405	1,240	2,073
Principal transactions and other income	831	8,472	(208)	19,999

Total revenues	23,457	35,811	55,771	77,544

Operating expenses
Compensation and benefits	21,433	23,272	43,421	50,403
Business development, occupancy, equipment	1,835	1,338	3,274	2,721
Subscriptions, clearing, and execution	2,727	1,653	5,542	3,208
Professional fees and other operating	5,137	4,216	9,152	8,987
Depreciation and amortization	503	628	973	1,271

Total operating expenses	31,635	31,107	62,362	66,590

Operating income / (loss)	(8,178)	4,704	(6,591)	10,954

Non operating income / (expense)
Interest expense	(1,447)	(1,829)	(2,929)	(3,822)
Gain on repurchase of debt	—	—	—	886
Gain on sale of management contracts	—	836	—	971
Income / (loss) from equity method affiliates	4,435	(122)	4,530	(108)

Income/ (loss) before income tax expense / (benefit)	(5,190)	3,589	(4,990)	8,881
Income tax expense / (benefit)	(133)	392	(346)	1,123

Net income / (loss)	(5,057)	3,197	(4,644)	7,758
Less: Net income / (loss) attributable to the non-controlling interest	(1,686)	1,137	(1,648)	2,783

Net income / (loss) attributable to IFMI	$(3,371)	$2,060	$(2,996)	$4,975

Income per share data (see note 20):

Income / (loss) per common share-basic:
Income / (loss) per common share	$(0.31)	$0.20	$(0.28)	$0.48

Weighted average shares outstanding-basic	10,901,448	10,428,498	10,860,702	10,373,278

Income / (loss) per common share-diluted:
Income / (loss) per common share	$(0.31)	$0.20	$(0.28)	$0.48

Weighted average shares outstanding-diluted	16,185,004	15,712,054	16,144,258	15,656,834

Dividends declared per common share	$0.05	$—	$0.10	$—

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock Class A $ Amount	Preferred Stock Class B $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (1)	Total Stockholder’s Equity	Non-controlling Interest	Total Permanent Equity	Redeemable non-controlling interest (Temporary Equity)	Total Comprehensive Income/Loss
Balance at December 31, 2009	$—	$—	$10	$57,411	$(170)	$(582)	$(328)	$56,341	$21,310	$77,651	$—

Comprehensive income / (loss):
Net income	—	—	—	—	7,595	—	—	7,595	3,620	11,215	—	$11,215
Other comprehensive loss	—	—	—	—	—	(83)	—	(83)	(43)	(126)	—	(126)

Total comprehensive income/ (loss)								7,512	3,577	11,089	—	$11,089
Conversion of Series A Preferred Stock to Series B Preferred Stock	—	5	—	(5)	—	—	—	—	—	—	—
Equity-based compensation and vesting of shares	—	—	—	1,658	—	—	—	1,658	847	2,505	—
Shares withheld for employee taxes	—	—	—	(110)	—	—	—	(110)	(56)	(166)	—
Dividends/Distributions	—	—	—	—	(1,043)	—		(1,043)	(528)	(1,571)	—

Balance at December 31, 2010	$—	$5	$10	$58,954	$6,382	$(665)	$(328)	$64,358	$25,150	$89,508	$—

Comprehensive income / (loss):
Net loss	—	—	—	—	(2,996)	—	—	(2,996)	(1,595)	(4,591)	(53)	$(4,644)
Other comprehensive income	—	—	—	—	—	234	—	234	120	354	—	354

Total comprehensive income/ (loss)								(2,762)	(1,475)	(4,237)	(53)	$(4,290)
Acquisition of additional units of consolidated subsidiary	—	—	—	972	—	(27)	—	945	(945)	—	—
Shares issued in acquisition of JVB Financial Holdings, LLC	—	—	1	1,531	—	—	—	1,532	—	1,532	—
Acquisition of PrinceRidge Partners, LLC and PrinceRidge Holdings, LP	—	—	—	—	—	—	—	—	—	—	18,879
Equity-based compensation and vesting of shares	—	—	—	2,710	—	—	—	2,710	1,315	4,025	181
Shares withheld for employee taxes	—	—	—	(33)	—	—	—	(33)	(16)	(49)	—
Partnership withdrawal	—	—	—	—	—	—	—	—	—	—	(3,536)
Dividends/Distributions	—	—	—	—	(1,090)	—	—	(1,090)	(528)	(1,618)	—

Balance at June 30, 2011	$—	$5	$11	$64,134	$2,296	$(458)	$(328)	$65,660	$23,501	$89,161	$15,471

(1)	50,400 shares of the Company’s Common Stock.

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income / (loss)	$(4,644)	$7,758
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of debt	—	(886)
Gain on sale of management contracts	—	(971)
Equity-based compensation	4,206	1,821
Realized loss / (gain) on other investments, at fair value	1,480	8,309
Change in unrealized (gain) / loss on other investments	(358)	(27,728)
Depreciation and amortization	973	1,271
(Income) / loss from equity method affiliates	(4,530)	108
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	699	(1,562)
(Increase) decrease in investments-trading, net	96,577	33,426
(Increase) decrease in other assets, net	(42)	(4,302)
(Increase) decrease in receivables under resale agreement	589	(9,916)
Change in receivables from / payables to related parties, net	565	205
(Increase) decrease in restricted cash	2,769	(22,185)
Increase (decrease) in accrued compensation	(6,243)	12,171
Increase (decrease) in accounts payable and other liabilities	(2,693)	(216)
Increase (decrease) in trading securities sold, not yet purchased, net	(8,631)	(16,233)
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	(15,337)	(17,857)
Increase (decrease) in securities sold under agreement to repurchase	(49,438)	3,466
Increase (decrease) in deferred income taxes	(226)	(276)

Net cash provided by (used in) operating activities	15,716	(33,597)

Investing activities
Cash paid for acquisition of JVB Financial Holdings, L.L.C., net of cash acquired	(14,956)	—
Cash acquired from acquisition of PrinceRidge Partners, LLC and PrinceRidge Holdings, LP	2,149	—
Purchase of investments-other investments, at fair value	(1,708)	(3,170)
Proceeds from sale of management contracts	—	971
Sales and return of principal of other investments, at fair value	3,965	14,522
Investment in equity method affiliates	(432)	(4,916)
Return from equity method affiliates	5,820	2,692
Purchase of furniture, equipment, and leasehold improvements	(302)	(575)

Net cash provided (used in) investing activities	(5,464)	9,524

Financing activities
Repayment and repurchase of debt	(2,620)	(14,065)
Cash used to net share settle equity awards	(49)	(160)
Distributions to non-controlling interest	(528)	—
Dividends	(1,090)	—

Net cash used in financing activities	(4,287)	(14,225)

Effect of exchange rate on cash	249	(449)

Net increase (decrease) in cash and cash equivalents	6,214	(38,747)
Cash and cash equivalents, beginning of period	43,946	69,692

Cash and cash equivalents, end of period	$50,160	$30,945

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

Effective January 1, 2010, the Company ceased to qualify as a REIT. The Company now trades on the NYSE Amex LLC under the ticker symbol “IFMI.” The Company, through its subsidiaries, is an investment firm specializing in credit related fixed income investments. As of June 30, 2011, the Company had $9.3 billion in assets under management (“AUM”).

The Company’s business is organized into three business segments:

Capital Markets: The Company’s Capital Markets segment consists of credit-related fixed income securities sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services revenue. The Company’s fixed income sales and trading group provides trade execution to corporate and institutional investors. The Company specializes in the following products: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), collateralized loan obligations (“CLOs”), collateralized debt obligations, collateralized bond obligations, commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for cash equity and derivative products. The Company carries out its capital market activities primarily through its subsidiaries: JVB Financial Holdings, L.L.C., a Florida limited liability Company (“JVB”), PrinceRidge Holdings LP (“PrinceRidge”), and EuroDekania Management, LTD.

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

The Company generates its revenue by segment primarily through the following activities:

Capital Markets:

•

trading activities of the Company which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

B. Recent Accounting Developments

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate control to fund substantially all the cost of purchasing replacement financial assets. The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company will adopt the provisions of ASU 2011-03 effective January 1, 2012, and is currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company will adopt the provisions of ASU 2011-04 effective January 1,

2012, and is currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (“ASU 2011-05”) which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Since ASU 2011-05 impacts presentation only, it will have no effect on the Company’s financial condition, results of operations or cash flows.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of June 30, 2011 and December 31, 2010, the fair value of the Company’s debt was estimated to be $44.5 million and $43.1 million, respectively.

Derivatives: These amounts are carried at fair value. Derivatives are included as a component of investments-trading and other investments, at fair value. See notes 8 and 9. The fair value is based on quoted market prices on an exchange that is deemed to be active.

4. ACQUISITIONS

PrinceRidge

On May 31, 2011, the Operating LLC, PrinceRidge Partners, LLC, a Delaware limited liability company (“PrinceRidge GP”), and PrinceRidge (together with PrinceRidge GP, the “PrinceRidge Entities”), completed the transactions contemplated by the Contribution Agreement (the “Contribution Agreement”), dated April 19, 2011, by and among the Operating LLC and the PrinceRidge Entities. The Operating LLC contributed $45,000 which was comprised of cash, amounts payable , and all of the equity ownership interests in Cohen & Company Capital Markets, LLC (“CCCM”), a broker dealer comprising a substantial part of the Operating LLC’s capital markets segment, to PrinceRidge in exchange for a 69.9% interest (consisting of equity and profit interests) in each of the PrinceRidge Entities.

Although the transaction is subject to final Financial Industry Regulatory Authority (“FINRA”) approval, FINRA does allow for the change in ownership to occur in advance of final approval so long as it does not object within 30 days after the initial regulatory filing. FINRA did not object, so the transaction was closed effective May 31, 2011.

However, notwithstanding this rule, the transactions contemplated by the Contribution Agreement remain subject to final approval of FINRA. Each of CCCM and The PrinceRidge Group LLC (“ The PrinceRidge Group”), a broker-dealer wholly owned by PrinceRidge, have filed continuing membership applications with FINRA in connection with the change in ownership that was effectuated at both broker-dealers as a result of the consummation of the transaction. Through the date of this filing, neither CCCM nor the PrinceRidge Group has received notice from FINRA objecting to the transactions contemplated by the Contribution Agreement.

The final closing of the transactions contemplated by the Contribution Agreement will occur following receipt of the final FINRA approval. From an accounting perspective, the acquisition was recorded effective May 31, 2011. If FINRA ultimately does not approve the transaction, the parties have agreed to unwind the transaction pursuant to separate termination agreement. If this were to occur, the impact of the termination agreement will be recorded as a sale and a gain or loss may be recognized at that time.

Upon the closing of the transactions, the limited liability company agreement of PrinceRidge GP and the limited partnership agreement of PrinceRidge were amended and restated and IFMI, LLC was admitted as a member of PrinceRidge GP and a limited partner in PrinceRidge. The management of PrinceRidge is vested exclusively in PrinceRidge GP. Except as otherwise provided by the limited liability company agreement of PrinceRidge GP or law, the business and affairs of PrinceRidge GP will be managed under the direction of the Board of Managers of PrinceRidge GP. Following the closing of the transactions contemplated by the Contribution Agreement, PrinceRidge GP’s Board of Managers is comprised of five members: three IFMI, LLC appointees currently, Daniel G. Cohen, Walter Beach and Lance Ullom, all of whom are currently serving on the Company’s Board of Directors and two appointees by the individuals that were members of PrinceRidge GP prior to the transaction, currently John Costas and Michael Hutchins.

The above transaction was accounted for under the acquisition method in accordance with U.S. GAAP. Accordingly, the transaction was accounted for as an acquisition by the Operating LLC of the PrinceRidge Entities. The effective date of the acquisition transaction with the PrinceRidge Entities for accounting purposes was May 31, 2011. The results of operations of the PrinceRidge Entities are included in the Company’s statements of operations beginning June 1, 2011.

The PrinceRidge Entities contributed $1,429 of revenue and $536 of net loss to the Company for the six and three months ended June 30, 2011 (excluding the results of CCCM, which effective May 31, 2011 was a wholly-owned subsidiary of PrinceRidge Holdings). The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2009:

	Pro forma Year ended December 31,
	2010	2009
Revenue	$150,294	$92,963
Earnings (loss) attributable to IFMI	$5,097	$(13,501)

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date of May 31, 2011.

Total Estimated Fair Value as of Acquisition Date
Assets acquired:
Cash and cash equivalents	$2,149
Receivables from brokers, dealers, and clearing agencies	9,382
Other receivables	1,815
Investments-trading	42,407
Receivables under resale agreements	158,688
Other assets	4,730
Liabilities assumed:

Total Estimated Fair Value as of Acquisition Date
Accrued compensation	(1,725)
Accounts payable and other liabilities	(2,500)
Trading securities sold, not yet purchased	(38,605)
Securities sold under agreement to repurchase	(158,620)

Fair value of existing PrinceRidge net assets	17,721
Purchase Price (1)	$18,879

Excess of Purchase price over net fair value	1,158
Less amount allocated to intangible asset (2)	(166)

Goodwill (3)	$992

(1)	The purchase price represents the fair value of the redeemable non-controlling interest retained by the members of PrinceRidge other than the Operating LLC. This was determined as follows:

Fair value of existing PrinceRidge net assets:	$17,721
Contribution to PrinceRidge by the Operating LLC:	$45,000

Total net fair value of PrinceRidge:	$62,721
Portion of PrinceRidge not owned by Operating LLC:	30.1%

Fair value of redeemable non-controlling interest retained by Principals	$18,879

See note 16 for a description of the redeemable non-controlling interest.

(2)	The intangible asset of $166 represents the estimated value of the broker-dealer license which was allocated to the Capital Markets operating segment.
(3)	Goodwill recognized as of the acquisition date was allocated to the Capital Markets operating segment.

The allocation of the purchase price to the consolidated assets and liabilities of the PrinceRidge Entities results in goodwill of $992. The goodwill is not deductible for tax purposes. The goodwill was allocated to the Capital Markets operating segment.

Acquisition of JVB Financial Holdings, L.L.C.

On September 14, 2010, the Company entered into a Purchase and Contribution Agreement (the “Purchase Agreement”) with JVB the sellers listed in the Purchase Agreement (the “Sellers”) and certain employees of JVB (the “Management Employees”) pursuant to which the Sellers agreed to sell all of the equity interests in JVB to the Operating LLC and JVB would become a wholly owned subsidiary of the Operating LLC. On January 13, 2011, the Company and the Operating LLC completed its acquisition of JVB. As contemplated by the Purchase Agreement, the Sellers sold all of the outstanding equity interests in JVB to the Operating LLC and JVB is now a wholly owned subsidiary of the Operating LLC.

The purchase price consisted of $5,646 in cash, 313,051 shares of IFMI common stock and 559,020 restricted membership units in the Operating LLC plus a cash amount equal to JVB’s tangible net worth. In addition, the Company agreed to pay $2,482 to certain of the Sellers who will remain employees (“Management Employees”) in three equal installments, one on each of the first three anniversaries of the closing date of the acquisition, contingent upon each individual’s continued employment at each payment date. Upon the closing of the acquisition, an escrow of $484 was established for the payment of any adjustments to the purchase price based on the final tangible net worth of JVB as of the closing of the transaction and particular indemnities, and $384 was withheld for payment to the Sellers only if a specific revenue target is achieved at the end of the first year of operation following the closing of the transaction. All of the restricted membership units in the Operating LLC were delivered to Management Employees and will vest in three equal installments on each of the first three anniversaries of the closing date, subject to the terms and conditions contained in each employee’s employment agreement. Once vested, the holder of the restricted membership units in the Operating LLC may require that the Operating LLC redeem such restricted membership units for cash or, at the Company’s option, shares of the common stock of the Company.

The above transaction was accounted under the acquisition method in accordance with U.S. GAAP. Accordingly, the transaction was accounted for as an acquisition by the Operating LLC of JVB. The effective date of the merger transaction with JVB for accounting purposes was January 1, 2011. JVB’s results of operations are included in the Company’s statements of operations beginning January 1, 2011.

JVB contributed $8,863 of revenue and $160 of net loss to the Company for the six months ended June 30, 2011 and $3,974 of revenue and $377 of net loss to the Company for three months ended June 30, 2011. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2009

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

The allocation of the purchase price to the consolidated assets and liabilities of JVB resulted in goodwill of $6,953 (which is the difference between the fair value of JVB’s net assets and the purchase price paid by the Company). The goodwill is not deductible for tax purposes. The goodwill was allocated to the Capital Markets operating segment.

In accordance with ASC 805, Business Combinations, the Company has one year from the closing of the transaction, referred to as the measurement period, to finalize the accounting for the business combinations referred to above. During the measurement period, the Company may retrospectively adjust provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date, if known, would have affected the measurement of the amounts recognized as of that date. Any measurement period adjustments would be reflected as an adjustment to the asset or liability with an offsetting entry to goodwill.

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

In the event the Company exercises its option, the Buyer has the option at December 31, 2015, and each subsequent calendar quarter thereafter to re-purchase the 10% share for a purchase price in an amount equal to 30% of revenue earned and collected by Buyer for the four most recently completed quarters. In connection with the transaction, the Company has entered into an agreement to employ the Buyer to render advice and assistance to the Company with respect to certain securitization vehicles it continues to manage. The assets under management with respect to these certain collateralized debt obligations were $3.5 billion as of June 30, 2011. As compensation, Buyer will receive 10% of all asset management fees received by the Company related to the Company’s ongoing management of the collateralized debt obligations.

See note 11.

6. RESTRICTED CASH AND RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

The Company held restricted cash of $1,856 and $4,507 as of June 30, 2011 and December 31, 2010, respectively. Of the $1,856 of restricted cash held at June 30, 2011, the Company had $184 of restricted cash on deposit related to outstanding foreign currency forward contracts, $500 of restricted cash held with counterparties of repurchase agreement transactions, and $1,172 of restricted cash on deposit with clearing brokers. Of the $4,507 of restricted cash held at December 31, 2010, the Company had $1,266 of restricted cash on deposit related to outstanding foreign currency forward contracts and EuroDollar futures contracts, $2,448 of restricted cash held with counterparties of repurchase agreement transactions, and $793 of restricted cash on deposit with clearing brokers.

There were no amounts receivable from brokers, dealers and clearing agencies as of June 30, 2011 and December 31, 2010.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2011	December 31, 2010
Unsettled regular way trades, net	$35,763	$14,927
Margin payable	2,687	30,542

Payables to brokers, dealers, and clearing agencies	$38,450	$45,469

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $983 and $112 for the six months ended June 30, 2011 and 2010, respectively, and $358 and $18 for the three months ended June 30, 2011 and 2010, respectively.

7. FINANCIAL INSTRUMENTS

Investments — Trading

The following table provides a detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS — TRADING

(Dollars in Thousands)

	June 30, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations (1)	$56,816	$58,776	$1,960
Residential mortgage-backed securities	12,666	12,797	131
Commercial mortgage-backed securities	4,425	4,528	103
U.S. Treasury securities	10,209	10,182	(27)
Interests in securitizations (2)	6,916	7,400	484
Small Business Administration (“SBA”) loans	7,963	8,116	153
Corporate bonds and redeemable preferred stock	49,055	48,975	(80)
Municipal bonds	10,555	10,574	19
Certificates of deposit	5,401	5,419	18
Equity securities	70	98	28

Investments-trading	$164,076	$166,865	$2,789

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations (1)	$111,587	$110,665	$(922)
Residential mortgage-backed securities	1,238	1,237	(1)
Commercial mortgage-backed securities	4,300	4,279	(21)
U.S. Treasury securities	2,116	1,888	(228)
Interests in securitizations (2)	3,236	4,500	1,264
Small Business Administration (“SBA”) loans	33,270	33,212	(58)
Corporate bonds and redeemable preferred stock	17,234	16,837	(397)
Certificates of deposit	15,159	15,239	80
Equity securities	1,270	1,192	(78)
Eurodollar futures	—	(34)	(34)

Investments-trading	$189,410	$189,015	$(395)

(1)	Includes “to-be-announced” securities (“TBAs”). See note 9.
(2)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.

Trading Securities Sold, Not Yet Purchased

The following table shows the cost and carrying value of all trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	June 30, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities (1)	$278	$282	$(4)
U.S. Treasury securities	20,900	20,936	(36)
Corporate bonds	30,984	30,938	46
Municipal bonds	101	110	(9)
Certificates of deposit	25	25	—

Total	$52,288	$52,291	$(3)

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities (1)	$—	$374	$(374)
U.S. Treasury securities	17,360	17,130	230
Corporate bonds	212	213	(1)
Certificates of deposit	98	96	2
Equity securities	6	7	(1)

Total	$17,676	$17,820	$(144)

(1)	Represents TBAs. See note 9.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company recognized $1,248 and $6,691 of net trading gains for the six months ended June 30, 2011 and 2010, respectively, that relate to investments-trading and trading securities sold, not yet purchased still held at June 30, 2011 and 2010, respectively.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	June 30, 2011
Security Type	Cost	Carrying Value	Unrealized Gain /(Loss)
Interests in securitizations (1)	$217	$105	$(112)
Equity Securities:
EuroDekania	7,792	3,410	(4,382)
Star Asia	23,094	35,761	12,666
Tiptree Financial Partners, L.P.(2)	5,561	2,551	(3,010)
Other securities	319	317	(2)

Total equity securities	36,766	42,039	5,273

Residential loans	304	276	(28)
Foreign currency forward contracts	—	141	141

Other investments, at fair value	$37,287	$42,561	$5,274

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$105	$(112)
Equity Securities:
EuroDekania	7,259	1,258	(6,001)
Star Asia	23,344	38,025	14,681
MFCA (2)	5,561	2,480	(3,081)
Deep Value (3)	—	28	28
Duart Fund	4,500	4,277	(223)
Other securities	342	567	225

Total equity securities	41,006	46,635	5,629

Residential loans	336	303	(33)
Foreign currency forward contracts	—	(492)	(492)

Other investments, at fair value	$41,559	$46,551	$4,992

(1)	Represents an interest in a collateralized debt obligation.
(2)	In June 2011, MFCA was merged into Tiptree Financial Partners, L.P. The Company exchanged 1,000,200 shares of MFCA for 111,133 shares of Tiptree Financial Partners, L.P. Tiptree Financial Partners, L.P., a Delaware limited partnership, is a diversified financial services holding company organized in 2007 that primarily focuses on the acquisition of majority control equity interests in financial services businesses. It is externally managed by Tricadia Capital, a New York based U.S. Securities and Exchange Commission registered investment advisor. The value of the Tiptree shares received equaled the value of the MFCA shares tendered. Accordingly, there was no gain or loss recorded on this transaction. The Company did not consider this exchange a realization event and carried over its cost basis in its investment in MFCA to its cost basis in its investment in Tiptree Financial Partners.
(3)	The Company originally invested $14,506 in Deep Value. The remaining investment represented accumulated unrealized appreciation on this investment. The investment in Deep Value was, at all times during 2009, 2010 and the six months ended June 30, 2011, carried at its estimated fair value. However, for the purposes of the table above and determining the cost basis, the Company treated the redemptions during the year ended December 31, 2010 as first representing a return of investment and second representing a redemption of net appreciation. As of June 30, 2011, Deep Value completed its liquidation.

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $(768) and net gains of $16,825 related to changes in fair value of investments for which it had elected the fair value option during the six months ended June 30, 2011 and 2010, respectively. The Company recognized net gains of $1,544 and $6,026 related to changes in fair value of investments for which it had elected the fair value option during the three months ended June 30, 2011 and 2010, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2011 and 2010. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	June 30, 2011 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$58,776	$—	$50,157	$8,619
Residential mortgage-backed securities	12,797	—	11,324	1,473
Commercial mortgage-backed securities	4,528	—	3,181	1,347
U.S. Treasury securities	10,182	10,182	—	—
Interests in securitizations (1)	7,400	—	109	7,291
SBA loans	8,116	—	8,116	—
Corporate bonds and redeemable preferred stock	48,975	—	48,975	—
Municipal bonds	10,574	—	10,574	—
Certificates of deposit	5,419	—	5,418	1
Equity securities	98	—	—	98

Total investments-trading	$166,865	$10,182	$137,854	$18,829

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	3,410	—	—	3,410
Star Asia (3)	35,761	—	—	35,761
Tiptree Financial Partners L.P. (4)	2,551	—	—	2,551

	41,722	—	—	41,722
Other	317	52	—	265

Total equity securities	42,039	52	—	41,987
Interests in securitizations (1)	105	—	—	105
Residential loans	276	—	—	276
Foreign currency forward contracts	141	141	—	—

Total other investments, at fair value	$42,561	$193	$—	$42,368

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency mortgage-backed securities	$282	$—	$282	$—
U.S. Treasury securities	20,936	20,936	—	—
Corporate bonds	30,938	—	30,938	—
Municipal bonds	110	—	110	—
Certificates of deposit	25	—	25	—

Total trading securities sold, not yet purchased	$52,291	$20,936	$31,355	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Hybrid Securities Fund — European
(3)	Real Estate Fund — Asian
(4)	MFCA, a tax exempt fund was merged into Tiptree Financial Partners, L.P. in June 2011. Tiptree Financial Partners, L.P. is a diversified fund. See note 7.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$110,665	$—	$41,780	$68,885
Residential mortgage-backed securities	1,237	—	1,237	—
Commercial mortgage-backed securities	4,279	—	4,279	—
U.S. Treasury securities	1,888	1,888	—	—
Interests in securitizations (1)	4,500	—	—	4,500
SBA loans	33,212	—	33,212	—
Corporate bonds and redeemable preferred stock	16,837	—	16,837	—
Certificates of deposit	15,239	—	15,239	—
Equity securities	1,192	1,192	—	—
Eurodollar futures	(34)	(34)	—	—

Total investments-trading	$189,015	$3,046	$112,584	$73,385

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	1,258	—	—	1,258
Star Asia (3)	38,025	—	—	38,025
MFCA (4)	2,480	—	—	2,480

	41,763	—	—	41,763

Investment Funds
Deep Value (5)	28	—	—	28
Duart Fund (5)	4,277	—	4,277	—

	4,305	—	4,277	28
Other	567	67	—	500

Total equity securities	46,635	67	4,277	42,291
Interests in securitizations (1)	105	—	—	105
Residential loans	303	—	—	303
Foreign currency forward contracts	(492)	(492)	—	—

Total other investments, at fair value	$46,551	$(425)	$4,277	$42,699

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency mortgage-backed securities	$374	$—	$374	$—
U.S. Treasury securities	17,130	17,130	—	—
Corporate bonds	213	—	213	—
Certificates of deposit	96	—	96	—
Equity securities	7	7	—	—

Total trading securities sold, not yet purchased	$17,820	$17,137	$683	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Hybrid Securities Fund — European
(3)	Real Estate Fund — Asian
(4)	Tax Exempt Fund
(5)	Real Estate Funds

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

Residential Mortgage-Backed Securities and Commercial Mortgage-Backed Securities: The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. These quotes generally represent indicative levels at which a party may be willing to enter into a transaction. The Company generally classifies the fair value of these securities within Level 2 of the valuation hierarchy. In instances where the securities are new issuances or experience illiquidity, the Company may use its own internal valuation models, which are based on an income approach. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy.

U.S. Treasury Securities: U.S. Treasury securities include U.S. Treasury bonds and notes and the fair values of the U.S. Treasury securities are based on quoted prices in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within Level 1 of the valuation hierarchy.

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

SBA Loans: The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. The Company generally classifies these investments within Level 2 of the valuation hierarchy. These valuations are based on a market approach

Corporate Bonds and Redeemable Preferred Stock: The Company uses recently executed transactions, or third party quotations from independent pricing services to arrive at the fair value of its investments in corporate bonds and redeemable preferred stock. These valuations are based on a market approach. The Company generally classifies the fair value of these bonds within Level 2 of the valuation hierarchy.

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

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the six and three months ended June 30, 2011 and 2010.

LEVEL 3 INPUTS

Six Months Ended June 30, 2011

(Dollars in Thousands)

	January 1, 2011	Net realized/unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3		Sales (1)	June 30, 2011	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income / (loss)		Purchases
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$68,885	$452	$—	$4,332	$20,599	$(85,649)	$8,619	$602
Residential mortgage-backed securities	—	—	—	—	1,473	—	1,473	—
Commercial mortgage-backed securities	—	114	—	—	1,233	—	1,347	114
Interests in securitizations (3)	4,500	6,238	—	—	8,101	(11,548)	7,291	340
Certificates of deposit	—	3	—	—	761	(763)	1	2
Equity securities	—	30	—	—	70	(2)	98	30

Total investments-trading	$73,385	$6,837	$—	$4,332	$32,237	$(97,962)	$18,829	$1,088

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$1,258	$—	$1,619	$—	$533	$—	$3,410	$1,619
Star Asia (5)	38,025	—	(2,014)	—	226	(476)	35,761	(2,014)
Tiptree Financial Partners, L.P. (6)	2,480	—	71	—	—	—	2,551	71

	41,763	—	(324)	—	759	(476)	41,722	(324)

Investment Funds
Deep Value (7)	28	—	(9)	—	—	(19)	—	—

	28	—	(9)	—	—	(19)	—	—

Other	500	—	(212)	—	36	(59)	265	(212)

Total equity securities	42,291	—	(545)	—	795	(554)	41,987	(536)
Interests in securitizations (3)	105	—	—	—	—	—	105	—
Residential loans	303	—	5	—	—	(32)	276	5

Total other investments, at fair value	$42,699	$—	$(540)	$—	$795	$(586)	$42,368	$(531)

(1)	Includes return of principal/capital of interests in securitizations and investment funds. The sale of $476 attributable to Star Asia represents the transfer of 54,452 shares of Star Asia to an employee for services rendered during 2010. See note 23.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds — European
(5)	Real Estate Funds — Asian
(6)	MFCA, a tax exempt fund, was merged into Tiptree Financial Partners, L.P. in June 2011. Tiptree Financial Partners, L.P. is a diversified fund. See note 7.
(7)	Real Estate Funds

LEVEL 3 INPUTS

Six Months Ended June 30, 2010

(Dollars in Thousands)

	January 1, 2010	Net realized/unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	June 30, 2010	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income / (loss)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$—	$(68)	$—	$7,281	$(156)	$7,057	$(68)
Interests in securitizations (3)	9,110	7,130	—	—	(396)	15,844	7,650
TruPS (4)	3,380	5,322	—	—	(8,702)	—	—

Total investments-trading	$12,490	$12,384	$—	$7,281	$(9,254)	$22,901	$7,582

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (5)	$451	$—	$23	$—	$—	$474	$23
Star Asia (6)	14,058	—	13,748	—	3,225	31,031	13,748
MFCA (7)	2,380	—	70	—	—	2,450	70

	16,889	—	13,841	—	3,225	33,955	13,841

Investment Funds
Brigadier (8)	—	—	(81)	4,216	(3,721)	414	(3,802)
Deep Value (9)	19,236	—	2,377	—	(4,275)	17,338	2,377

	19,236	—	2,296	4,216	(7,996)	17,752	(1,425)

Other	98	—	(39)	—	—	59	(39)

Total equity securities	36,223	—	16,098	4,216	(4,771)	51,766	12,377
Interests in securitizations (3)	2,380	—	3,266	—	(5,277)	369	199
Residential loans	260	—	44	—	(41)	263	44

Total other investments, at fair value	$38,863	$—	$19,408	$4,216	$(10,089)	$52,398	$12,620

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	The fair value of investments in TruPS was estimated using valuation models prepared by the Company’s management and was classified as Level 3 of the valuation hierarchy. These valuation models were based on an income approach. These investment securities generally did not trade in an active market and, therefore, observable price quotations were not available. Fair value was determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.
(5)	Hybrid Securities Funds — European
(6)	Real Estate Funds — Asian
(7)	Tax Exempt Funds
(8)	Multi-Strategy Credit Funds
(9)	Real Estate Funds

LEVEL 3 INPUTS

Three Months Ended June 30, 2011

(Dollars in Thousands)

	March 31, 2011	Net realized/unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3		Sales (1)	June 30, 2011	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income / (loss)		Purchases
Assets:

Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$12,206	$1,024	$—	$—	$7,283	$(11,894)	$8,619	$706
Residential mortgage-backed securities	—	—	—	—	1,473	—	1,473	—
Commercial mortgage-backed securities	—	114	—	—	1,233	—	1,347	114
Interests in securitizations (3)	1,857	1,000	—	—	7,016	(2,582)	7,291	44
Certificates of deposit	393	—	—	—	—	(392)	1	—
Equity securities	74	(46)	—	—	70	—	98	(46)

Total investments-trading	$14,530	$2,092	$—	$—	$17,075	$(14,868)	$18,829	$818

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$2,033	$—	$844	$—	$533	$—	$3,410	$844
Star Asia (5)	35,094	—	667	—	—	—	35,761	667
Tiptree Financial Partners, L.P.(6)	2,511	—	40	—	—	—	2,551	40

	39,638	—	1,551	—	533	—	41,722	1,551

Investment Funds
Deep Value (7)	28	—	(9)	—	—	(19)	—	—

	28	—	(9)	—	—	(19)	—	—

Other	553	—	(265)	—	36	(59)	265	(265)

Total equity securities	40,219	—	1,277	—	569	(78)	41,987	1,286
Interests in securitizations (3)	105	—	—	—	—	—	105	—
Residential loans	287	—	3	—	—	(14)	276	3

Total other investments, at fair value	$40,611	$—	$1,280	$—	$569	$(92)	$42,368	$1,289

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds — European
(5)	Real Estate Funds — Asian
(6)	MFCA, a tax exempt fund, was merged into Tiptree Financial Partners, L.P. in June 2011. Tiptree Financial Partners, L.P. is a diversified fund. See note 7.
(7)	Real Estate Funds

LEVEL 3 INPUTS

Three Months Ended June 30, 2010

(Dollars in Thousands)

	March 31, 2010	Net realized/unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	June 30, 2010	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income / (loss)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$—	$(68)	$—	$7,281	$(156)	$7,057	$(68)
Interests in securitizations (3)	17,056	2,683	—	—	(3,895)	15,844	2,009
TruPS (4)	4,372	2,638	—	—	(7,010)	—	—

Total investments-trading	$21,428	$5,253	$—	$7,281	$(11,061)	$22,901	$1,941

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (5)	$452	$—	$22	$—	$—	$474	$22
Star Asia (6)	24,347	—	4,793	—	1,891	31,031	4,793
MFCA (7)	2,380	—	70	—	—	2,450	70

	27,179	—	4,885	—	1,891	33,955	4,885

Investment Funds
Brigadier (8)	—	—	(81)	4,216	(3,721)	414	(3,802)
Deep Value (9)	19,121	—	1,095	—	(2,878)	17,338	1,095

	19,121	—	1,014	4,216	(6,599)	17,752	(2,707)

Other	75	—	(16)	—	—	59	(16)

Total equity securities	46,375	—	5,883	4,216	(4,708)	51,766	2,162
Interests in securitizations (3)	1,575	—	3,170	—	(4,376)	369	(30)
Residential loans	267	—	18	—	(22)	263	18

Total other investments, at fair value	$48,217	$—	$9,071	$4,216	$(9,106)	$52,398	$2,150

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	The fair value of investments in TruPS was estimated using valuation models prepared by the Company’s management and was classified as Level 3 of the valuation hierarchy. These valuation models were based on an income approach. These investment securities generally did not trade in an active market and, therefore, observable price quotations were not available. Fair value was determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.
(5)	Hybrid Securities Funds — European
(6)	Real Estate Funds — Asian
(7)	Tax Exempt Funds
(8)	Multi-Strategy Credit Funds
(9)	Real Estate Funds

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

During 2009, the liquidity and transparency surrounding structured credit products, such as interests in securitizations, continued to diminish. The absence of new issue activity in the primary market led to a continually decreasing level of transparency, as seasoned secondary issuances could not be analyzed on a comparative basis relative to new issuances. In addition, diminished trading activity in the secondary market also led the Company to believe that broker-dealer quotations may not be based on observable and reliable market information. The Company has maintained this assessment during 2011 and has not transferred any of these assets out of Level 3.

Investments-trading: During the six months ended June 30, 2011, there was a transfer of $4,332 into Level 3 related to one security. In this case, as of December 31, 2010, the Company was able to obtain a reliable quote from a third party pricing service. During the first half of 2011, the Company was unable to obtain a reliable quote and relied upon an internal valuation model. During the three months ended June 30, 2011, there were no transfers into or out of Level 3. During the six and three months ended June 30, 2010, the transfers into Level 3 reflect the transfer from Level 2 of the Company’s investments in certain U.S. government agency collateralized mortgage obligations, specifically agency inverse interest only securities, due to the fact that these securities were not very liquid, pricing discovery was challenging and there was decreased observability of inputs.

Other investments, at fair value: During the six and three months ended June 30, 2011 and 2010, there were no transfers in to or out of Level 3. During the six and three months ended June 30, 2010, the transfers in to Level 3 reflect the transfer from Level 2 of our investment fund, Brigadier, due to the fact that the investment was not currently redeemable. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective for the second quarter of 2010, the Brigadier fund ceased permitting redemptions until final liquidation. Therefore, no investor requested redemptions were allowed. The Brigadier fund completed its liquidation during the fourth quarter of 2010. The fund distributed 90% of its net asset value to its unit holders during the second quarter of 2010, and the remaining 10% was distributed upon the completion of the final audit and settlement of expenses of the fund in the fourth quarter of 2010.

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at June 30, 2011 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$3,410	N/A	N/A	N/A
Star Asia (b)	35,761	N/A	N/A	N/A
Tiptree Financial Partners, L.P. (c)	2,551	N/A	N/A	N/A

	$41,722

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at December 31, 2010 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$1,258	N/A	N/A	N/A
Star Asia (b)	38,025	N/A	N/A	N/A
MFCA (c)	2,480	N/A	N/A	N/A

	41,763

Investment Funds:
Deep Value (d)	28	—	N/A	N/A
Duart Fund (e)	4,277	—	Quarterly	90 days

	4,305	—

Total	$46,068	$—

N/A — Not applicable.

(a)	EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe (“EuroTruPS”); widely syndicated leveraged loans by European corporate loans; CMBS, including subordinated interests in first mortgage real estate loans (“B-Notes”); and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using a series of internal valuation models that use both the market and income approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $42,069 as of June 30, 2011 and $44,760 as of December 31, 2010.
(c)	MFCA’s investment strategy was to make direct and indirect investments in certain securities whose interest payments are exempt from U.S. federal income taxes consisting of long-term obligations issued by or on behalf of non-profit institutions and state authorities in the healthcare, education, cultural, philanthropic, research, service/advocacy, infrastructure and housing sectors. The fair value of the investment in MFCA had been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company did not manage MFCA. Therefore, the Company used the latest reported net asset value from the third party manager. From time to time, this may have been one quarter in arrears. In June 2011, MFCA was merged into Tiptree Financial Partners, L.P. The investment strategy of Tiptree Financial Partners, L.P. is currently focused on investing in (a) specialty finance companies; (b) alternative asset management companies, and (c) diversified credit assets and related equity interests. Tiptree primarily seeks to acquire majority ownership interests in its investees. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(d)	Deep Value’s investment strategy was to make investments in securities secured by, or related to, residential and commercial real estate including RMBS, equity and debt investments in collateralized debt obligations that were collateralized mainly by RMBS, senior and subordinated mortgage notes, preference shares and whole loans secured by or related to residential real estate and other related securities and derivatives referencing the foregoing. The fund could also invest in CMBS and other securities and debt secured by or relating to commercial real estate. This was a closed-end fund that did not allow redemptions. The expected term of the fund was three years, with two optional one-year extensions. As of June 30, 2011, Deep Value liquidated all of its investments and distributed all of its remaining cash. The fair value of the investment in this category was estimated using the net asset value per share of the investments in accordance with the “practical expedient” provisions of FASB ASC 820.
(e)	The Duart Fund is a specialized deep value and special situations investment opportunity fund. The Duart Fund’s investment strategy is to make investments primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, or debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps that relate to real estate securities) and partnership or fund interests in the real estate industry globally. The Duart Fund allows quarterly redemptions upon 90 days notice. Effective December 31, 2010, the Company submitted a redemption notice to the Duart Fund to redeem 100% of its capital. The Company received its redemption of $3,821 in April 2011. The fair value of the investment in this category was estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

The Company did not have any assets measured at fair value on a non-recurring basis as of June 30, 2011. The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2010 aggregated by the level in the fair value hierarchy within which the measurements fell:

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

The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (iii) arising from the Company’s investments in floating rate investments; and (iii) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts; (ii) EuroDollar futures; and (iii) purchase and sale agreements of “to-be-announced” securities (“TBAs”). TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as a standard security trade. The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets. As of June 30, 2011 and December 31, 2010, the

Company had 190 outstanding foreign currency forward contracts with a notional amount of 12.5 million Japanese Yen per contract.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures. The Company carries the EuroDollar futures contracts at fair value and includes them as a component of investments-trading in the Company’s consolidated balance sheets. As of June 30, 2011, the Company had no outstanding EuroDollar future contracts. As of December 31, 2010, the Company had 87 outstanding EuroDollar futures contracts with a notional amount of $1 million per contract and a duration of three months.

TBAs

The Company trades U.S. Government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments–trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2011, the Company had entered into seven open TBA sale agreements in the notional amount of $83,150 and five open TBA purchase agreements in the notional amount of $4,144. At December 31, 2010, the Company had entered into four open TBA sale agreements in the notional amount of $157,500 and one open TBA purchase agreement in the notional amount of $50,000.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value recognized in the consolidated balance sheets as of June 30, 2011 and December 31, 2010.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Balance Sheet Classification	Unrealized Gain / (Loss) as of June 30, 2011	Unrealized Gain / (Loss) as of December 31, 2010
Foreign currency forward contracts	Other investments, at fair value	$141	$492
EuroDollar futures contracts	Investments-trading	—	(34)
TBAs	Investments-trading	943	1,473
TBAs	Trading securities, sold not yet purchased	(1)	(374)

		$1,083	$1,557

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations for the six and three months ended June 30, 2011 and 2010:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Income Statement Classification	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Foreign currency forward contracts	Revenues — principal transactions and other income / (loss)	$(219)	$(514)
EuroDollar futures contracts	Revenues — net trading	(2)	(54)
TBAs	Revenues — net trading	(7,970)	—

		$(8,191)	$(568)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Income Statement Classification	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Foreign currency forward contracts	Revenues — principal transactions and other income / (loss)	$(922)	$(815)
EuroDollar futures contracts	Revenues — net trading	(64)	(54)
TBAs	Revenues — net trading	(8,113)	—

		$(9,099)	$(869)

10. COLLATERALIZED SECURITIES TRANSACTIONS

Securities purchased under agreements to resell (“reverse repurchase agreements” or “receivables under resale agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”), principally U.S. government and federal agency obligations, SBA loans and mortgage-backed securities, are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. Resulting interest income and expense are included in net trading in the consolidated statements of operations.

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

The Company enters into reverse repurchase agreements to acquire securities to cover short positions or as an investment. The Company enters into repurchase agreements to finance the Company’s securities positions held in inventory or to finance reverse repurchase agreements entered into as an investment.

At June 30, 2011, the Company held reverse repurchase agreements of $158,099 and the fair value of securities received as collateral under reverse repurchase agreements was $168,838. At December 31, 2010, the Company did not hold reverse repurchase agreements. Substantially all of the collateral for reverse repurchase agreements was re-pledged as collateral for repurchase agreements.

At June 30, 2011 and December 31, 2010, the Company had repurchase agreements of $178,998 and $69,816, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $191,842 and $75,562, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

11. GOODWILL

The following table presents goodwill as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Cira SCM	$3,121	$8,728
Impairment of goodwill	—	(5,607)

	3,121	3,121
AFN acquisition	110	110
JVB acquisition	6,953	—
PrinceRidge acquisition	992	—

Total	$11,176	$3,231

The goodwill attributable to AFN relates to the acquisition of AFN in December 2009. The goodwill attributable to JVB relates to the acquisition of JVB in January 2011. The goodwill attributable to PrinceRidge relates to the acquisition of PrinceRidge on May 31, 2011. See note 4.

The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. Any impairment loss is reflected as a component of operating expenses in the consolidated statements of operations. The Company performs its annual impairment test of goodwill: July 1st for Cira SCM, October 1st for AFN, January 1st for JVB and May 31st for PrinceRidge.

Cira SCM goodwill

The goodwill attributable to Cira SCM relates to the Company’s acquisition of the 10% of Cira SCM that the Company did not already own in exchange for 189,901 membership units of the Company, from a noncontrolling interest partner in July 2007. During the third quarter of 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Cira SCM. The Company recognized an impairment charge of $5,607 in the third quarter of 2010.

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

The Company deemed the sale a triggering event and tested the goodwill related to Cira SCM for impairment. For its impairment test of Cira SCM, the Company first estimates the current fair value of the Cira SCM reporting unit. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired. The Company determines the fair value of the Cira SCM reporting unit using a discounted cash flow analysis. The Company determined that after the sale to the Buyer during the first quarter of 2011, there was no impairment to the goodwill related to Cira SCM.

During the second quarter of 2011, the Company received an incentive fee from the Strategos Deep Value funds related to a second fund which was liquidated. The Company deemed this event to be a triggering event as well, and tested the Cira SCM goodwill for impairment. The Company concluded that the goodwill was not impaired as of June 30, 2011.

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

As of June 30, 2011, and December 31, 2010, the Company had five equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; and (v) Duart Capital. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in
	Star Asia Manager	Deep Value GP	Deep Value GP II	Star Asia SPV	Duart Capital	Total
Balance at January 1, 2011	$202	$269	$31	$1,604	$—	$2,106
Investments / advances	—	—	—	6	666	672
Distributions/repayments	(250)	(4,522)	—	(1,048)	—	(5,820)
Earnings / (loss) realized	511	4,368	4	313	(666)	4,530

Balance at June 30, 2011	$463	$115	$35	$875	$—	$1,488

During the second quarter of 2011, another Deep Value fund for which Deep Value GP served as the general partner was substantially liquidated. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized an incentive fee earned in the amount of $8,719 in the second quarter of 2011. The Company owns 50% of the Deep Value GP. Therefore, the Company’s share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates. This incentive fee is included in the earnings / (loss) realized line item of the $4,368 in the table above.

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	June 30, 2011	December 31, 2010
Total Assets	$4,405,050	$436,720

Liabilities	3,977,794	$151,969
Equity attributable to the investees	377,403	283,684
Non-controlling interest	49,853	1,067

Liabilities & Equity	$4,405,050	$436,720

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$17,783	$15,126	$1,952	$25,921

Net income attributable to the investees	$18,207	$14,996	$2,666	$25,819

See note 24 for information regarding transactions with the Company’s equity method investees.

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

Other assets at June 30, 2011 and December 31, 2010 included:

	June 30, 2011	December 31, 2010
Deferred financing costs	$448	$282
Deferred solicitation costs	130	496
Prepaid expenses	5,916	3,710
Security deposits	2,860	2,022
Miscellaneous other assets	1,110	1,147
Cost method investment	250	250
Furniture, equipment and leasehold improvements, net	4,544	2,279
Intangible assets	538	206
Equity method affiliates	1,488	2,106

Other assets	$17,284	$12,498

Accounts payable and other liabilities include accounts payable, rent payable, payroll tax liabilities, severance payable, accrued interest payable, accrued income taxes, guarantee liabilities related to Alesco XIV (see note 21), deferred income, withdrawal payable to the partner related to the redeemable non-controlling interest and other general accrued expenses. See Note 16.

Accounts payable and other liabilities at June 30, 2011 and December 31, 2010 included:

	June 30, 2011	December 31, 2010
Accounts payable	$2,515	$1,169
Rent payable	1,392	829
Accrued interest payable	670	709
Income and payroll taxes payable	1,195	1,567
Severance payable	16	150
Guarantee liability	1,084	1,084
Deferred income	3,264	4,400
Withdrawal payable to the partner	3,522	—
Other general accrued expenses	3,490	3,257

Accounts payable and other liabilities	$17,148	$13,165

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company; and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of June 30, 2011, the Company has drawn this conclusion.

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

As of June 30, 2011, the Company has variable interests in various securitizations but it has determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the six and three months ended June 30, 2011 and 2010 and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2011 and December 31, 2010.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of the two trust VIEs that hold the Company’s junior subordinated notes (see note 15) and the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2011 and December 31, 2010.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	June 30, 2011
	Carrying Amount			Maximum Exposure to loss in non-consolidated VIEs
	Other Receivables	Investments- Trading	Other Investments, at Fair Value
Managed VIEs	$2,023	$—	$—	$2,023
Third party managed VIEs	274	7,400	105	7,779

Total	$2,297	$7,400	$105	$9,802

	December 31, 2010
	Carrying Amount			Maximum Exposure to loss in non-consolidated VIEs
	Other Receivables	Investments- Trading	Other Investments, at Fair Value
Managed VIEs	$2,087	$100	$—	$2,187
Third party managed VIEs	143	4,400	105	4,648

Total	$2,230	$4,500	$105	$6,835

15. DEBT

The Company had the following debt outstanding as of June 30, 2011 and December 31, 2010, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2011	December 31, 2010	Interest Rate Terms		Weighted Average Interest Rate @ 06/30/2011	Weighted Average Contractual Maturity
2010 Credit Facility	$4,356		$4,356	$6,976	6.00%		6.00%	September 2012
Contingent convertible senior notes	19,506	(2)	19,240	19,104	7.63%		7.63%	May 2027 (1)
Junior subordinated notes	49,614	(3)	17,075	17,160	7.38%		7.38%	August 2036
Subordinated notes payable	1,469		1,469	1,448	12.00	%(4)	12.00%	June 2013

Total			$42,140	$44,688

(1)	The Company may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the notes are required to provide notice to the Company of their plan to redeem the notes at any time during the 30 days prior to May 15, 2012, May 15, 2017, and May 15, 2022. See note 2 immediately below.
(2)	On June 20, 2011, the Company commenced an offer to exchange, at the election of each holder, any and all of the Company’s outstanding 7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”). In July 2011, $7,621 aggregate principal amount of the Company’s Old Notes tendered for exchange, representing approximately 39% of the principal amount of the Old Notes outstanding. The Company issued $7,621 aggregate principal amount of a new series of 10.50% Contingent Convertible Senior Notes due 2027 (the “New Notes”) in exchange for the $7,621 aggregate principal of the Old Notes that were tendered. A total of $11,885 principal amount of the Old Notes remained outstanding after the completion of the Company’s exchange offer. The first date at which holders of the New Notes can require the Company to repurchase the New Notes is May 15, 2014. See note 26.
(3)	The outstanding par represents the total par amount of the junior subordinated notes held by two separate VIE trusts. The Company does not consolidate these trusts. The Company holds $1,489 par value of these junior subordinated notes. These notes held by the Company have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.
(4)	Comprised of 9% paid currently and 3% paid in kind.

Refer to note 18 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s debt.

The Company has granted its bank lenders a security interest in certain securities that are currently included in other investments, at fair value with a carrying value of $35,902 as of June 30, 2011 and certain investments in equity method affiliates with a carrying value of $875 as of June 30, 2011.

16. REDEEMABLE NON-CONTROLLING INTEREST

The redeemable non-controlling interest represents the equity interests of PrinceRidge which are not owned by the Company. The members of PrinceRidge have the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period. The Company has concluded these interests should be treated as temporary equity under Accounting Series Release 268 (“ASR 268”). These interests will be shown outside of the permanent equity of IFMI in its consolidated balance sheet as redeemable non-controlling interests.

In June 2011, one partner withdrew from PrinceRidge and, therefore, the Company reclassified $3,536 from redeemable non-controlling interest to accounts payable and other liabilities. Per the terms of the operating agreement, PrinceRidge must redeem the partner’s equity interests over a five year period. The amount actually due to the withdrawing partner will fluctuate over time based on the operating results of PrinceRidge. The carrying value of the liability owed to the withdrawing partner will be recorded at the amount owed as of each balance sheet date. Any increases or decreases in the amount owed will be recorded as interest income or expense and will be included in the non operating section of the consolidated statement of operations. As of June 30, 2011, the withdrawal payable to partner was $3,522. See note 13.

17. STOCKHOLDERS’ EQUITY

Common Equity

The following table reflects the activity for the six months ended June 30, 2011 related to the number of shares of unrestricted common stock that the Company had issued as of June 30, 2011:

Common Stock Shares
Balance at December 31, 2010 (1)	10,370,858
Shares issued in acquisition of JVB Financial Holdings, LLC	313,051
Vesting of shares	111,274
Shares withheld for employee taxes	(13,453)

Balance at June 30, 2011 (1)	10,781,730

(1)	Includes 50,400 shares of the Company’s common stock held as treasury stock.

Acquisition of Additional Units of the Operating LLC

Effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) which was approved by IFMI’s Board of Directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of IFMI’s common stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its common stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. In addition, when the Operating LLC acquired JVB, IFMI issued common stock to the former owners as part of the consideration for the acquisition. As a result, the Operating LLC issued an equal number of units to IFMI. During the six months ended June 30, 2011, the Company acquired 606,983 additional units of the Operating LLC pursuant to the UIS Agreement and as a result of the JVB acquisition. The Company recognized an increase in additional paid in capital of $972 and an increase in accumulated other comprehensive loss of $27 with an offsetting decrease in non-controlling interest of $945.

The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI:

	June 30, 2011	June 30, 2010
Net income / (loss) attributable to IFMI	$(2,996)	$4,975
Transfers (to) from the non-controlling interest:
Increase in IFMI’s paid in capital for the acquisition of additional units of consolidated subsidiary	972	—

Changes from net income attributable to IFMI and transfers (to) from non-controlling interest	$(2,024)	$4,975

18. INCOME TAXES

The Company recorded a tax benefit for the six and three months ended June 30, 2011 of $346 and $133, respectively. This benefit realized was a result of the book loss during the first six months as well as a result of changes in the Company’s state apportionment as a result of its acquisition of JVB and PrinceRidge. The combined impact of these two acquisitions resulted in a reduction in the Company’s state effective rate. Because the Company has a net deferred tax liability, the reduction in the state effective rate reduces this liability and results in a tax benefit to the Company. This tax benefit was recorded as a discrete item in the first half of 2011.

See note 21 to the December 31, 2010 consolidated financial statements of the Company as filed in the Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

19. NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined therein. As applied to the Company’s U.S. broker-dealer subsidiaries, Cohen & Company Securities, LLC (“CCS”), CCCM and, JVB, the rule required net capital of $100, $363, and $105, respectively, as of June 30, 2011. JVB was acquired by the Company in January 2011. As of June 30, 2011, CCS’s adjusted net capital was $6,895, which exceeded the minimum requirement by $6,795. As of June 30, 2011, CCCM’s adjusted net capital was $34,174, which exceeded the minimum requirements by $33,811. As of June 30, 2011, JVB’s adjusted net capital was $4,022, which exceeded the minimum requirements by $3,917. The PrinceRidge Group was acquired by the Company on May 31, 2011. As of June 30, 2011, The PrinceRidge Group had net capital of $4,783, which exceeded the minimum requirement of $250 by $4,533.

EuroDekania Management Limited, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of June 30, 2011, the total minimum required net liquid capital was $1,989, and net liquid capital in EuroDekania Management Limited was $7,419 which exceeded the minimum requirements by $5,430 in compliance with the net liquid capital provisions.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated. Membership units that may be issued in connection with the vesting of a restricted unit issued pursuant to the Amended and Restated Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) have been excluded from the diluted weighted average shares outstanding calculations because of the obligations of Mr. Daniel G. Cohen, our chairman and chief executive officer, under the Equity Plan Funding Agreement to transfer to (1) the Operating LLC the number of Operating LLC membership units or shares of the Company’s Common Stock equal to the number of Operating LLC membership units to be issued by the Operating LLC to the participants in the 2009 Equity Award Plan in connection with vesting of an Operating LLC restricted unit, or (2) the Company the number of shares of the Company’s Common Stock equal to the number of Operating LLC membership units to be issued by the Operating LLC to the participants in the 2009 Equity Award Plan in connection with the vesting of an Operating LLC restricted unit. See note 24 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income / (loss) attributable to IFMI	$(3,371)	$2,060	$(2,996)	$4,975
Add: Income / (loss) attributable to the non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(1,633)	1,137	(1,595)	2,783
Add (deduct): Adjustment for income tax benefit (expense) (2)	6	(85)	150	(242)

Net income / (loss) on a fully converted basis	$(4,998)	$3,112	$(4,441)	$7,516

Weighted average common shares outstanding – Basic	10,901,448	10,428,498	10,860,702	10,373,278
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,283,556	5,283,556	5,283,556	5,283,556
Restricted Operating LLC membership units exchangeable into IFMI shares (3)	—	—	—	—
Restricted stock of IFMI shares (4) (5)	—	—	—	—

Weighted average common shares outstanding – Diluted	16,185,004	15,712,054	16,144,258	15,656,834

Net income / (loss) per common share-Basic	$(0.31)	$0.20	$(0.28)	$0.48

Net income / (loss) per common share-Diluted	$(0.31)	$0.20	$(0.28)	$0.48

(1)	The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the three and six months ended June 30, 2011 and 2010) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share because they are not anti-dilutive using the if-converted method.
(2)	If the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.
(3)	Restricted Operating LLC membership units do not participate in the earnings of the Company until the restricted Operating LLC membership units vest, therefore, such restricted Operating LLC membership units are included as incremental shares in the diluted calculation pursuant to the treasury stock method as long as the effect is dilutive.
(4)	Excludes shares of restricted stock that are considered participating securities since such shares participate in all of the earnings of the Company in the computation of basic earnings per share, and therefore, such shares of restricted stock are not included as incremental shares in the diluted calculation.
(5)	Due to the net loss for the three and six months ended June 30, 2011, the weighted average shares calculations exclude the effect of (i) restricted Operating LLC membership units exchangeable into IFMI shares of 0 and 3,613 for the three and six months ended June 30, 2011, respectively; and (ii) restricted stock of IFMI shares of 37,288 and 25,852 for the three and six months ended June 30, 2011, respectively.

21. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

One of the Company’s U.S. broker-dealer subsidiaries, CCS, is a party to litigation commenced on January 12, 2009 in the United States District Court for the Northern District of Illinois (the “Illinois Court”) under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC. The plaintiff in this case is the Liquidation Trustee (the “Liquidation Trustee”) for the Estate of Sentinel Management Group, Inc. (“Sentinel”), which filed a bankruptcy petition in August 2007. The Liquidation Trustee alleges that CCS sold Sentinel securities, mainly collateralized debt obligations that the Liquidation Trustee contends were unsuitable for Sentinel and that CCS violated Section 10(b) of the Exchange Act and Rule 10b-5. The Liquidation Trustee also seeks relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. The relief sought by the Liquidation Trustee under these various legal theories includes damages, rescission, disgorgement, and recovery of allegedly voidable transactions under the Bankruptcy Code, as well as costs and attorneys’ fees. The Company is vigorously defending the claims. By order dated July 8, 2009, the Illinois Court dismissed the Liquidation Trustee’s Illinois Consumer Fraud Act claim. Discovery is ongoing with respect to the remaining claims. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

CCS is also party to litigation commenced on May 21, 2009 in the Illinois Court under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC., Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. The plaintiff in this case is the Liquidation Trustee of the Sentinel Liquidation Trust, which emerged from the bankruptcy of Sentinel, filed in August 2007. The Liquidation Trustee, purportedly as the assignee of claims of Sentinel’s customers, alleges that, by recommending that Sentinel purchase securities, mainly collateralized debt obligations, that the trustee deems to have been unsuitable for Sentinel’s customer accounts, CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law. The complaint also alleges claims under common law theories of negligence and unjust enrichment. The Company will vigorously defend all claims. CCS filed a motion to dismiss the Liquidation Trustee’s complaint on July 21, 2009; that motion was dismissed “as moot” on March 29, 2011. Neither the court nor the Liquidation Trustee has taken any action since that time. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

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

On April 13, 2011, Cohen Legacy, LLC, as successor in interest to Alesco Loan Holdings Trust, received a complaint titled Massachusetts Mutual Life Insurance Company v. JPMorgan Chase Bank, N.A; J.P Morgan Mortgage Acquisition Corporation; J.P. Morgan Securities LLC; J.P Morgan Acceptance Corporation I; David M. Duzyk; Louis Schioppo, Jr.; William A. King; EMC Mortgage Corporation; Structured Asset Mortgage Investments II Inc.; Bear Stearns Asset Backed Securities I LLC; Cohen Legacy, LLC; Jeffrey L. Verschleiser; Michael B. Nierenberg; Jeffrey Mayer; Thomas F. Marano; Joseph T. Jurkowski, Jr.; Matthew E. Perkins; Samuel L. Molinaro, Jr.; WAMU Asset Acceptance Corporation; WAMU Capital Corporation; Washington Mutual Mortgage Securities Corporation; Richard Careaga; David Beck; Diane Novak; Thomas Green; and Rolland Jurgens. The action is pending in the U.S. District Court for the District of Massachusetts and alleges that certain residential mortgage-backed securities (“RMBS”) were sold to the plaintiff pursuant to public filings and offering materials that contained untrue statements and omissions of material facts in violation of the Massachusetts Uniform Securities Act. The plaintiff has stated that it will seek statutory damages, including interest, or will make or arrange a tender of the RMBS before entry of judgment. The Company will vigorously defend the claims. On July 1, 2011, Cohen Legacy, LLC along with the other defendants, filed motions to dismiss the complaint. The motions are pending before the district court.

In addition to the matters set forth above, the Company is a party to various routine legal proceedings and regulatory inquiries arising out of the ordinary course of the Company’s business. Management believes that none of these routine legal proceedings will have a material adverse effect on the Company’s financial condition. However, the Company may incur legal fees in connection with these legal proceedings and regulatory matters which will be expensed as incurred.

Non-Profit Preferred Funding I (“NPPF I”) Arrangement with Merrill Lynch Portfolio Management, Inc.

On December 27, 2007, Merrill Lynch Portfolio Management, Inc. (the “NPPF I Trustor”) and the trustee of the NPPF I collateralized debt obligation entered into a loan agreement whereby the NPPF I Trustor made an initial $3,000 advance to the NPPF I collateralized debt obligation so that additional funds would be available for the most junior collateralized debt obligation certificate holders in future distributions of collateralized debt obligation waterfall payments. At each waterfall payment date, the advance is repaid in full and the NPPF I Trustor re-advances a scheduled amount to the collateralized debt obligation trust. The scheduled amounts will decrease by $300 on each distribution date through September 15, 2012. The advance does not bear interest. The Company is not a party to this agreement and is not obligated to provide reimbursement for any outstanding advances to NPPF I Trustor. As of June 30, 2011, the outstanding advance between NPPF I Trustor and Merrill Lynch Portfolio Management, Inc. was $900.

As an accommodation to the NPPF I Trustor, the Company agreed to pay 6% simple interest on the advance via a side letter agreement entered into on December 27, 2007 between the Company and the NPPF I Trustor. The Company is only obligated to pay interest on outstanding advances. The side letter will terminate on the earlier of the payment in full of all advances and December 2014. The Company accounts for the interest on the outstanding advances as a reduction to revenue since these interest payments are deemed a direct reduction of the Company’s on-going revenue that otherwise would have been earned for the duration of the trust. The reduction in revenue earned by the Company for the six months ended June 30, 2011 and 2010 was $14 and $49, respectively, and for the three months ended June 30, 2011 and 2010 was $31 and $23, respectively. The potential additional liability the Company would have, assuming the $900 advance (as of June 30, 2011) to the NPPF I Trust remained outstanding through December 2014 would be approximately $189.

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

22. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the six and three months ended June 30, 2011 and 2010 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

(a) Revenues and expenses directly associated with each business segment are included in determining net income by segment.

(b) Indirect expenses (such as general and administrative expenses including executive and indirect overhead costs) not directly associated with specific business segments are not allocated to the segments’ statements of operations. Accordingly, the Company presents segment information consistent with internal management reporting. See note (1) in the table below for more detail on unallocated items. Effective with the third quarter of 2010, the Company reclassified certain personnel and operating expenses from its asset management segment to its principal investing segment. All prior periods presented have been reclassified to conform with the current period presentation. Effective with the second quarter of 2011, the Company modified its policy and began recording direct overhead costs that only benefit a particular segment in that segment. As a result of this policy change, the Company reclassified certain overhead costs that directly support its capital markets segment from its unallocated segment to its capital markets segment. The following tables present the financial information for the Company’s segments for the periods indicated.

As of and for the six months ended June 30, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$43,514	$—	$—	$43,514	$—	$43,514
Asset management	—	11,225	—	11,225	—	11,225
New issue and advisory	1,240	—	—	1,240	—	1,240
Principal transactions and other income	174	920	(1,302)	(208)	—	(208)

Total revenues	44,928	12,145	(1,302)	55,771	—	55,771
Total operating expenses	38,187	3,317	157	41,661	20,701	62,362

Operating income / (loss)	6,741	8,828	(1,459)	14,110	(20,701)	(6,591)
Income / (loss) from equity method affiliates	—	4,359	171	4,530	—	4,530
Other non operating income / (expense)	13	—	—	13	(2,942)	(2,929)

Income / (loss) before income taxes	6,754	13,187	(1,288)	18,653	(23,643)	(4,990)
Income tax expense / (benefit)	—	—	—	—	(346)	(346)

Net income / (loss)	6,754	13,187	(1,288)	18,653	(23,297)	(4,644)
Less: Net income / (loss) attributable to the non-controlling interest	(53)	—	—	(53)	(1,595)	(1,648)

Net income / (loss) attributable to IFMI	$6,807	$13,187	$(1,288)	$18,706	$(21,702)	$(2,996)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$145	$7	$—	$152	$821	$973

Balance sheet data:
Total assets (2) (3)	$370,731	$21,553	$44,020	$436,304	$19,429	$455,733

Investment in equity method affiliates (included in total assets)	$—	$—	$1,488	$1,488	$—	$1,488

As of and for the six months ended June 30, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$42,458	$—	$—	$42,458	$—	$42,458
Asset management	—	13,014	—	13,014	—	13,014
New issue and advisory	2,073	—	—	2,073	—	2,073
Principal transactions and other income	(60)	372	19,687	19,999	—	19,999

Total revenues	44,471	13,386	19,687	77,544	—	77,544
Total operating expenses	30,120	8,168	244	38,532	28,058	66,590

Operating income / (loss)	14,351	5,218	19,443	39,012	(28,058)	10,954
Income / (loss) from equity method affiliates	—	—	(108)	(108)	—	(108)
Other non operating income / (expense)	—	971	—	971	(2,936)	(1,965)

Income / (loss) before income taxes	14,351	6,189	19,335	39,875	(30,994)	8,881
Income tax expense / (benefit)	—	—	—	—	1,123	1,123

Net income / (loss)	14,351	6,189	19,335	39,875	(32,117)	7,758
Less: Net income / (loss) attributable to the non-controlling interest	—	—	—	—	2,783	2,783

Net income / (loss) attributable to IFMI	$14,351	$6,189	$19,335	$39,875	$(34,900)	$4,975

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$385	$—	$385	$886	$1,271

Balance sheet data:
Total assets (2) (3)	$182,707	$18,957	$55,690	$257,354	$40,858	$298,212

Investment in equity method affiliates (included in total assets)	$—	$—	$2,616	$2,616	$—	$2,616

For the three months ended June 30, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$16,240	$—	$—	$16,240	$—	$16,240
Asset management	—	5,255	—	5,255	—	5,255
New issue and advisory	1,131	—	—	1,131	—	1,131
Principal transactions and other income	156	342	333	831	—	831

Total revenues	17,527	5,597	333	23,457	—	23,457
Total operating expenses	18,733	1,040	102	19,875	11,760	31,635

Operating income / (loss)	(1,206)	4,557	231	3,582	(11,760)	(8,178)
Income / (loss) from equity method affiliates	—	4,359	76	4,435	—	4,435
Other non operating income / (expense)	13	—	—	13	(1,460)	(1,447)

Income / (loss) before income taxes	(1,193)	8,916	307	8,030	(13,220)	(5,190)
Income tax expense / (benefit)	—	—	—	—	(133)	(133)

Net income / (loss)	(1,193)	8,916	307	8,030	(13,087)	(5,057)
Less: Net income / (loss) attributable to the non-controlling interest	(53)	—	—	(53)	(1,633)	(1,686)

Net income / (loss) attributable to IFMI	$(1,140)	$8,916	$307	$8,083	$(11,454)	$(3,371)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$116	$3	$—	$119	$384	$503

For the three months ended June 30, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$19,690	$—	$—	$19,690	$—	$19,690
Asset management	—	6,244	—	6,244	—	6,244
New issue and advisory	1,405	—	—	1,405	—	1,405
Principal transactions and other income	(68)	174	8,366	8,472	—	8,472

Total revenues	21,027	6,418	8,366	35,811	—	35,811
Total operating expenses	15,975	4,594	122	20,691	10,416	31,107

Operating income / (loss)	5,052	1,824	8,244	15,120	(10,416)	4,704
Income / (loss) from equity method affiliates	—	—	(122)	(122)	—	(122)
Other non operating income / (expense)	—	836	—	836	(1,829)	(993)

Income / (loss) before income taxes	5,052	2,660	8,122	15,834	(12,245)	3,589
Income tax expense / (benefit)	—	—	—	—	392	392

Net income / (loss)	5,052	2,660	8,122	15,834	(12,637)	3,197
Less: Net income / (loss) attributable to the non-controlling interest	—	—	—	—	1,137	1,137

Net income / (loss) attributable to IFMI	$5,052	$2,660	$8,122	$15,834	$(13,774)	$2,060

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$191	$—	$191	$437	$628

(1)	Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses related to support departments excluding certain departments that directly support the capital markets segment; (2) interest expense on debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of June 30, 2011 and 2010 are allocated to the Capital Markets and Asset Management segments as indicated in the table listed below.

As of June 30, 2011:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$8,000	$3,176	$—	$11,176	—	$11,176
Intangible assets (included in other assets)	$538	—	—	538	—	$538

As of June 30, 2010:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$55	$8,783	$—	$8,838	—	$8,838
Intangible assets (included in other assets)	$40	$178	$—	$218	—	$218

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Total Revenues:
United States	$21,057	$29,813	$49,246	$67,508
United Kingdom & Other	2,400	5,998	6,525	10,036

	$23,457	$35,811	$55,771	$77,544

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $2,878 and $3,296 for the six months ended June 30, 2011 and 2010, respectively.

The Company paid income taxes of $56 and $2,287 for the six months ended June 30, 2011 and 2010, respectively, and received income tax refunds of $105 and $873 for the six months ended June 30, 2011 and 2010, respectively.

In the first half of 2011, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•

During the first half of 2011, the Company acquired additional units of the Operating LLC pursuant to the Unit Issuance and Surrender Agreement (the “UIS Agreement”) which was entered into between IFMI and the Operating LLC in December 2010 and became effective January 1, 2011. In an effort to maintain a 1:1 ratio of IFMI’s Common Stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. In addition, the Company acquired additional units of the Operating LLC in connection with the JVB acquisition. The Company recognized an increase in additional paid-in capital of $972, an increase of $27 in accumulated other comprehensive loss and a decrease of $945 in non-controlling interest. See note 17.

•	During the first quarter of 2011, the Company transferred 54,452 shares of Star Asia in the amount of $476 to an employee for services rendered during 2010.

•

In connection with the consummation of the JVB acquisition in January 2011 (see note 4), the Company acquired the net assets of JVB for approximately $16,813, consisting of $14,956 in cash and 313,051 shares of the Company’s Common Stock for stock consideration of $1,531 and contingent payments due of $326.

•

In connection with the consummation of the PrinceRidge acquisition on May 31, 2011 (see note 4), the Company made a contribution of $45,000, consisting of cash, amounts payable, and all of the equity ownership interests of CCCM in exchange for a 69.9% interest (consisting of equity and profit interests) in the PrinceRidge Entities.

The remaining 30.1% interest in PrinceRidge not owned by the Company at the acquisition date represented a redeemable non-controlling interest of $18,879.

In the first half of 2010, the Company had no significant non-cash transactions which are not reflected on the statement of cash flows.

24. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six and three months ended June 30, 2011 and 2010. The transactions are listed by related party and the amounts are disclosed in tables at the end of this section.

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

Prior to 2011, the Company identified the following as related party transactions with RAIT:

1. Shared Services Agreement

The Company had a shared services agreement with RAIT whereby RAIT reimbursed the Company for costs incurred by the Company for administrative and occupancy costs related to RAIT. The Company received payments under this agreement which are disclosed for the six and three months ended June 30, 2010 as shared services in the tables at the end of this section. The payments were recorded as a reduction in the related expense.

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

3. Securities sold to and purchased from RAIT

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to RAIT. Or, the Company may purchase securities from RAIT and ultimately sell those securities to a third party. In either case, the Company includes the trading revenue earned (i.e. the gain or loss realized) by the Company for the entire transaction in the amounts disclosed for the six and three months ended June 30, 2010 as part of net trading in the table at the end of this section.

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

TBBK maintained deposits for the Company in the amount of $45 and $147 as of June 30, 2011 and December 31, 2010, respectively.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sell those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to a third party. In either of the cases listed above, the Company includes the trading revenue earned (i.e. the gain or loss realized) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

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

2. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of June 30, 2011 and December 31, 2010, the Company directly owned approximately 27% of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate and the chairman and chief executive officer of the Company is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

3. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. As of June 30, 2011 and December 31, 2010, the Company directly owned approximately 10% and 5%, respectively, of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the chairman and chief executive officer of the Company is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investments are disclosed as part of the gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

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

4. Star Asia Manager serves as external manager of Star Asia and Star Asia SPV (see D-9. listed below) and the Company owns 50% of Star Asia Manager. Star Asia Manager has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

5. MFCA primarily invested in securities that were exempt from U.S. federal income taxes. Prior to June 23, 2011 the Company owned approximately 3% of MFCA’s outstanding shares. On June 23, 2011, MFCA became a wholly owned subsidiary of Tiptree Financial Partners, L.P. The Company exchanged its 1,000,200 shares of MFCA for 111,133 shares of Tiptree Financial Partners, L.P. As of June 30, 2011, the Company owned approximately 1% of Tiptree Financial Partners, L.P. which is not deemed a related party to the Company. Prior to MFCA’s merger with Tiptree Financial Partners, L.P., MFCA had been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would have been treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company was the former chairman of MFCA’s board and served as a member of the board until June 22, 2011; and (iii) the president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. The Company had a management contract with MFCA. The Company had an investment in MFCA and had a shared services arrangement with MFCA. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Payments received under the shared services arrangement are disclosed as part of shared services (paid) / received in the tables at the end of this section.

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

8. Deep Value is a series of closed-end distressed debt funds. Deep Value raises capital from investors, and earns investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of residential mortgage-backed securities and other real estate related securities, as well as other U.S. real estate related assets and related securities. As of June 30, 2011, the first Deep Value fund was completely liquidated. As of December 31, 2010, the Company owned approximately 33% of the first Deep Value onshore feeder fund and 9% of the first Deep Value offshore feeder fund. Deep Value (as a group) has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeders in which the Company has an investment would be treated as equity method affiliates of the Company. The Company had a management contract with and an investment in Deep Value. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section The Company previously served as the investment advisor to these funds and sold these advisory contracts in March 2011. See note 5.

9. Star Asia SPV is a Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 31% and 30% of Star Asia SPV’s outstanding shares as of June 30, 2011 and December 31, 2010, respectively. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

10. Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of June 30, 2011 and December 31, 2010. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund (see below). The Company did not elect the fair value option for its investment in Duart Capital. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

11. The Duart Fund is a specialized deep value and special situations opportunity fund formed in September 2010. The Duart Fund’s investment objective is to provide superior absolute returns by investing primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, or debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps that related to real estate securities) and partnership or fund interests in the real estate markets. Effective December 31, 2010, the Company submitted a redemption notice to the Duart Fund to redeem 100% of its capital. The Company received its redemption in April 2011. The Duart Fund had been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore feeder fund in which the Company had an investment was treated as an equity method affiliate of the Company. Gains or losses recognized from its investment are disclosed as part of the gain / (loss) in the tables at the end of this section.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the six and three months ended June 30, 2011 and 2010, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Six months ended June 30, 2011

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income/(loss) from equity	Shared Services
	Management fee revenue	Net trading	Dividend income	Gain/ (Loss)	method affiliates	(Paid) / Received
CBF	$138	$—	$—	$—	$—	$—
TBBK	—	315	—	—	—	—
Star Asia	—	—	—	(2,014)	—	—
Star Asia Manager	—	—	—	—	511	—
Star Asia SPV	—	—	—	—	313	—
EuroDekania	333	(101)	—	1,619	—	—
MFCA	—	—	32	71	—	9
DEKU	—	—	—	—	—	—
Deep Value	452	—	—	(9)	4,372	—
Duart Fund	—	—	—	(456)	—	—
Duart Capital	—	—	—	—	(666)	—

Total	$923	$214	$32	$(789)	$4,530	$9

RELATED PARTY TRANSACTIONS

Three months ended June 30, 2011

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income/(loss) from equity	Shared Services
	Management fee revenue	Net trading	Dividend income	Gain/ (Loss)	method affiliates	(Paid) / Received
CBF	$71	$—	$—	$—	$—	$—
TBBK	—	315	—	—	—	—
Star Asia	—	—	—	667	—	—
Star Asia Manager	—	—	—	—	291	—
Star Asia SPV	—	—	—	—	40	—
EuroDekania	167	—	—	844	—	—
MFCA	—	—	—	40	—	4
DEKU	—	—	—	—	—	—
Deep Value	—	—	—	(9)	4,371	—
Duart Fund	—	—	—	(1)	—	—
Duart Capital	—	—	—	—	(267)	—

Total	$238	$315	$—	$1,541	$4,435	$4

RELATED PARTY TRANSACTIONS

Six months ended June 30, 2010

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income/(loss) from equity	Shared Services
	Management fee revenue	Net Trading	Dividend income	Gain/ (Loss)	method affiliates	(Paid) / Received
Brigadier	$54	$—	$—	$60	$—	$—
RAIT	—	134	—	387	—	(5)
CBF	130	—	—	—	—	—
Star Asia	—	—	—	13,748	—	—
Star Asia Manager	—	—	—	—	405	—
Star Asia SPV	—	—	—	—	80	—
EuroDekania	333	—	—	23	—	—
MFCA	—	—	30	70	—	9
Deep Value	1,511	—	—	2,377	15	—
Duart Capital	—	—	—	—	(608)	—

Total	$2,028	$134	$30	$16,665	$(108)	$4

RELATED PARTY TRANSACTIONS

Three months ended June 30, 2010

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income/(loss) from equity	Shared Services
	Management fee revenue	Net Trading	Dividend income	Gain/ (Loss)	method affiliates	(Paid) / Received
Brigadier	$14	$—	$—	$(81)	$—	$—
RAIT	—	4	—	—	—	(3)
CBF	62	—	—	—	—	—
Star Asia	—	—	—	4,793	—	—
Star Asia Manager	—	—	—	—	229	—
Star Asia SPV	—	—	—	—	80	—
EuroDekania	167	—	—	22	—	—
MFCA	—	—	30	70	—	5
Deep Value	774	—	—	1,095	6	—
Duart Capital	—	—	—	—	(437)	—

Total	$1,017	$4	$30	$5,899	$(122)	$2

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

G. Other

From time to time, the Company’s U.S. broker-dealer subsidiaries provided certain brokerage services to its employees in the ordinary course of doing business. The Company recognized immaterial amounts of revenue from these activities for the six and three months ended June 30, 2011 and 2010.

25. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 24 and final settlement of those transactions in cash. All amounts are non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	June 30, 2011		December 31, 2010
RAIT	$	(a)	$53
Deep Value		—	465
Deep Value GP		10	15
Deep Value GP II		59	59
Star Asia Manager		30	64
Cohen Brothers Financial, LLC		189	310
Employees		162	—

Total Due from Related Parties		$450	$966

Cohen Financial Group, Inc.		$—	$26
Employees and Other		7	8

Total Due to Related Parties		$7	$34

(a)	Effective January 1, 2011, RAIT is no longer considered a related party, and, therefore any amounts due from or due to RAIT are included as component of other receivables in the consolidated balance sheets.

26. SUBSEQUENT EVENT

Exchange Offer of Contingent Convertible Senior Notes

On June 20, 2011, the Company commenced an offer to exchange, at the election of each holder, any and all of the Company’s outstanding 7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”). Under the terms and subject to the conditions of the Exchange Offer, for each validly tendered and accepted $1,000 principal amount of the Old Notes, an eligible holder received $1,000 principal amount of a new series of 10.50% Contingent Convertible Senior Notes due 2027 (the “New Notes”). The Exchange Offer expired on July 19, 2011. The purpose of the offer was to improve the Company’s financial flexibility by extending the first date at which holders of the Old Notes can require the Company to repurchase the Old Notes from May 15, 2012 to May 15, 2014.

In July 2011, $7,621 aggregated principal amount of the Old Notes were tendered for exchange, representing approximately 39% of the principal amount of the Old Notes outstanding. In accordance with the terms of the Exchange Offer, the Company issued $7,621 aggregate principal amount of a new series of 10.50% Contingent Convertible Senior Notes due 2027 in exchange for the $7,621 aggregate principal amount of the Old Notes that were tendered. The Company also paid in cash all accrued and unpaid interest on the Old Notes tendered and accepted in the Exchange Offer to, but not including, the settlement date. The Company recognized a loss on extinguishment of debt of $104 in July 2011.

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

•

Capital Markets: Our Capital Markets business segment consists of credit-related fixed income sales, trading and financing, as well as new issue placements in corporate and securitized products and advisory services revenue. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: corporate bonds and loans, ABS, MBS, CLOs, collateralized bond obligations, CMBS, RMBS, SBA loans, U.S. government bonds, U.S. government agency securities, broker deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for cash equity and derivative products. As more fully discussed below, on May 31, 2011, we completed the interim closing of our acquisition of PrinceRidge pursuant to which we contributed the equity interests in a subsidiary comprising a substantial part of our Capital Markets segment to PrinceRidge in exchange for a majority of the equity interests in PrinceRidge. As a result of the interim closing, a substantial portion of our Capital Markets segment is conducted through PrinceRidge.

•

Asset Management: We manage assets within investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations (collectively, “investment vehicles”). A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations which include on-going base and incentive management fees. As of June 30, 2011, we had approximately $9.3 billion in assets under management (“AUM”).

•	Principal Investing: Our Principal Investing business segment is comprised primarily of our seed capital investments in investment vehicles we manage.

We generate our revenue by business segment primarily through:

Capital Markets:

•

our trading activities, which include execution and brokerage services, providing securities financing to customers, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading; and

•

new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue revenue associated with arranging the issuance of newly created debt, equity, and hybrid financial instruments;

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

A portion of our revenues are generated from net trading activity. We engage in proprietary trading for our own account, provide securities financing for our customers, as well as execute “riskless” trades with a customer order in hand resulting in limited market risk to us. The inventory of securities held for our own account as well as held to facilitate customer trades and our market making activities are sensitive to market movements.

A portion of our revenues are generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.

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

A portion of our revenues are generated from principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of June 30, 2011, we had $42,561 of other investments, at fair value representing our principal investment portfolio. Of this amount, $41,722 or 98% is comprised of investments in three separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, and Tiptree Financial Partners, L.P. Furthermore, the investment in Star Asia is our largest single principal investment and has a fair value of $35,761 representing 84% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general. Our investment in Star Asia and our principal investing revenue was impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011. See “Revenues – Principal Transactions and Other Income” below.

Margin Pressures in Corporate Bond Brokerage Business

During 2010 and the first half of 2011, margins earned in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and financial markets have recovered from the recent credit crisis. Further, we expect that competition will increase over time, resulting in continued margin pressure.

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) building out our European capital markets business; (iii) adding smaller customers; (iv) making greater use of electronic trading platforms; and (v) acquiring new product lines, such as the acquisition of JVB and PrinceRidge (see discussion below). We believe these efforts will help insulate us from the reduction in margins in the corporate bond brokerage business. However, there can be no certainty that we will be successful in these efforts. If unsuccessful, we will likely see a decline in the profitability of our capital markets segment.

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

Recent Events or Transactions

PrinceRidge

On May 31, 2011, we completed the transactions contemplated by the Contribution Agreement, whereby we acquired a 69.9% interest in PrinceRidge. We contributed $45,000 which was comprised of cash, amounts payable, and the equity ownership interests in Cohen & Company Capital Markets, LLC (“CCCM”), a broker-dealer comprising a substantial part of our capital markets segment, to PrinceRidge in exchange for a 69.9% interest (consisting of equity and profit interests) in PrinceRidge. The transactions contemplated by the Contribution Agreement remain subject to the final approval of FINRA. See Note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Exchange Offer of Contingent Convertible Senior Notes Due 2027

On June 20, 2011, we commenced an offer to exchange, at the election of each holder, any and all of our outstanding 7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”). Under the terms and subject to the conditions of the Exchange Offer, for each validly tendered and accepted $1,000 principal amount of the Old Notes, an eligible holder received $1,000 principal amount of a new series of 10.50% Contingent Convertible Senior Notes due 2027 (the “New Notes”). The Exchange Offer expired on July 19, 2011. The purpose of the offer was to improve the Company’s financial flexibility by extending the first date at which holders of the Old Notes can require us to repurchase the Old Notes from May 15, 2012 to May 15, 2014.

In July 2011, $7,621 aggregate principal amount of the Old Notes were tendered for exchange, representing approximately 39% of the principal amount of the Old Notes outstanding. In accordance with the terms of the Exchange Offer, we issued $7,621 aggregate principal amount of New Notes exchange for the $7,621 aggregate principal amount of the Old Notes that were tendered. We also paid in cash all accrued and unpaid interest on the Old Notes tendered and accepted in the Exchange Offer to, but not including, the settlement date. We recognized a loss on extinguishment of debt of $104 in July 2011. See notes 15 and 26 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2011 and 2010.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30,		Favorable/(Unfavorable)
	2011	2010	$ Change	% Change
Revenues
Net trading	$43,514	$42,458	$1,056	2%
Asset management	11,225	13,014	(1,789)	(14)%
New issue and advisory	1,240	2,073	(833)	(40)%
Principal transactions and other income	(208)	19,999	(20,207)	(101)%

Total revenues	55,771	77,544	(21,773)	(28)%

Operating expenses
Compensation and benefits	43,421	50,403	6,982	14%
Business development, occupancy, equipment	3,274	2,721	(553)	(20)%
Subscriptions, clearing, and execution	5,542	3,208	(2,334)	(73)%
Professional fees and other operating	9,152	8,987	(165)	(2)%
Depreciation and amortization	973	1,271	298	23%

Total operating expenses	62,362	66,590	4,228	6%

Operating income / (loss)	(6,591)	10,954	(17,545)	(160)%

Non operating income / (expense)
Interest expense	(2,929)	(3,822)	893	23%
Gain on repurchase of debt	—	886	(886)	(100)%
Gain on sale of management contracts	—	971	(971)	(100)%
Income / (loss) from equity method affiliates	4,530	(108)	4,638	N/M

Income before income tax expense / (benefit)	(4,990)	8,881	(13,871)	(156)%
Income tax expense / (benefit)	(346)	1,123	1,469	131%

Net income / (loss)	(4,644)	7,758	(12,402)	(160)%
Less: Net income/ (loss) attributable to the noncontrolling interest	(1,648)	2,783	4,431	159%

Net income / (loss) attributable to IFMI	$(2,996)	$4,975	$(7,971)	(160)%

N/M = Not Meaningful

Revenues

Revenues decreased by $21,773, or 28%, to $55,771 for the six months ended June 30, 2011 from $77,544 for the six months ended June 30, 2010. As discussed in more detail below, the change was comprised of decreases of $20,207 in principal transactions and other income, $1,789 in asset management revenue and $833 in new issue and advisory revenue, partially offset by an increase of $1,056 in net trading revenue.

Net Trading

Net trading revenue increased $1,056, or 2%, to $43,514 for the six months ended June 30, 2011 from $42,458 for the six months ended June 30, 2010.

Net trading revenue for the six months ended June 30, 2011 includes $8,861 of net trading revenue from JVB which was acquired in January 2011 and $1,414 of incremental net trading revenue from the acquisition of PrinceRidge which was acquired on May 31, 2011. Excluding the increase in net trading revenue from JVB and PrinceRidge, the remaining decrease in net trading revenue for the six months ended June 30, 2011 was primarily the result of (i) lower trading volumes and (ii) reduction in comparable results due to increases in the value of certain leveraged credit products recognized in the 2010 period.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions that were sold during the six months ended June 30, 2011. Our ability to derive trading gains from trading positions is subject to market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the six months ended June 30, 2011 may not be indicative of future results. Furthermore, some of the assets included in the Investments — trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7 and 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of June 30,		As of December 31,
	2011	2010	2010	2009	2008
Company sponsored collateralized debt obligations (1)	$9,152,574	$13,791,804	$9,730,374	$15,569,780	$23,486,862
Other managed assets (2)	—	—	—	—	177,447
Permanent capital vehicles	157,319	172,066	171,028	161,984	324,764
Investment funds	—	252,368	129,027	243,894	301,675
Managed accounts (3)	34,989	270,436	288,608	230,285	—

Assets under management (end of period) (4)	$9,344,882	$14,486,674	$10,319,037	$16,205,943	$24,290,748

Average assets under management — company sponsored collateralized debt obligations	$9,417,654	$14,567,781	$12,199,716	$17,524,608	$30,005,018

(1)	AUM for company sponsored collateralized debt obligations does not include the assets of the Alesco X —XVII securitizations as of June 30, 2011 and December 31, 2010 since we ceased being the manager of such assets on July 29, 2010. The assets of the Alesco X — XVII securitizations are included in the amounts for 2009 and 2008.
(2)	Includes assets in the accumulation phase as well as other assets managed for third parties or affiliates.
(3)	Represents client funds managed pursuant to separate account arrangements. Subsequent to March 28, 2011, certain separate account arrangements were excluded due to the sale to the Buyer. See note 5 to our consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.
(4)	AUM for company sponsored collateralized debt obligations, other managed assets, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the period indicated.

Asset management fees decreased by $1,789, or 14%, to $11,225 for the six months ended June 30, 2011 from $13,014 for the six months ended June 30, 2010, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	June 30, 2011	June 30, 2010	Change
Collateralized debt obligations and related service agreements	$9,595	$10,087	$(492)
Investment funds and other	1,630	2,927	(1,297)

Total	$11,225	$13,014	$(1,789)

Collateralized Debt Obligations

Asset management revenue from company-sponsored collateralized debt obligations decreased $492 to $9,595 for the six months ended June 30, 2011 from $10,087 for the six months ended June 30, 2010. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	June 30, 2011	June 30, 2010	Change
Trust preferred securities and insurance company debt — U.S.	$5,953	$6,118	$(165)
High grade and mezzanine ABS	1,190	1,546	(356)
Trust preferred securities and insurance company debt — Europe	1,581	1,558	23
Broadly syndicated loans — Europe	871	865	6

Total	$9,595	$10,087	$(492)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined as a result of greater levels of deferrals and defaults of the underlying assets. In addition, on July 29, 2010, we entered into a Master Transaction Agreement pursuant to which we sold to a third party collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement under which we will provide certain services to the third party purchaser. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017 if the management fees earned by the third party exceed certain thresholds. The assets of the Alesco X through XVII securitizations are not included in our AUM disclosed in the table above for the period ended June 30, 2011 because we are no longer the manager. However, we continue to generate revenue through the Services Agreement related to these securitizations.

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

Asset management fees for TruPS and insurance company debt of European companies and asset management fees for broadly syndicated loans — Europe increased primarily because of positive exchange rate fluctuations.

Investment Funds and Other

Our asset management revenue from investment funds is comprised of fees from the management of Deep Value and prior to 2011 the fees from the management of Brigadier.

	June 30, 2011	June 30, 2010	Change
Deep Value	$452	$1,511	$(1,059)
Brigadier	—	54	(54)
Separate accounts and other	1,178	1,362	(184)

Total	$1,630	$2,927	$(1,297)

The decrease in Deep Value revenue was primarily because the first Deep Value fund substantially completed its liquidation process during the third quarter of 2010 and distributed any remaining cash it had to its investors during the first half of 2011, and, therefore less management fees generated by Deep Value were earned by us. In addition, on March 29, 2011, we sold our investment advisory agreements relating to the Deep Value funds to a new entity owned by two former Company employees referred to as the Buyer in which we will only be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014. This revenue sharing arrangement will be recorded as a component of principal transactions and other revenue going forward. See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

The decrease in Brigadier revenue was due to a decrease in base management fee revenue of $54. Effective beginning in the second quarter of 2010, the Brigadier fund ceased permitting redemptions pending its final liquidation which was completed during the fourth quarter of 2010. We ceased charging management fees effective April 30, 2010.

The net decrease of $184 from separate accounts and other was primarily comprised of a decrease in managed accounts fees. On March 29, 2011, we also sold, our investment advisory agreements relating to certain managed accounts to the Buyer in which we will only be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014 and, therefore, it is likely that less management fees generated by these managed accounts will be earned by us in the future. See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $833, or 40%, to $1,240 for the six months ended June 30, 2011 as compared to $2,073 for the same period in 2010. The decrease is primarily attributable to a decreased number of new issue and advisory engagements that closed during 2011 as compared to 2010, including the arrangement or placement of newly created debt, equity, and hybrid financial instruments.

Principal Transactions and Other Income

Principal transactions and other income decreased by $20,207, or 101%, to a loss of $208 for the six months ended June 30, 2011, as compared to income of $19,999 for the six months ended June 30, 2010.

Principal Transactions & Other Income

(dollars in thousands)

	June 30, 2011	June 30, 2010	Change
Change in fair value of other investments, at fair value	$(1,122)	$19,419	$(20,541)
Foreign currency	7	(180)	187
Dividend, interest, and other income	907	760	147

Total	$(208)	$19,999	$(20,207)

The decrease in the change in fair value of other investments of $20,541 is comprised of the following:

	June 30, 2011	June 30, 2010	Change
EuroDekania	1,619	23	1,596
Star Asia	(2,014)	13,748	(15,762)
RAIT	—	387	(387)
Brigadier	—	60	(60)
Tiptree Financial Partners, L.P. (MFCA in 2010)	71	70	1
Deep Value	(9)	2,377	(2,386)
Duart Fund	(456)	—	(456)
Other	(333)	2,754	(3,087)

Total	$(1,122)	$19,419	$(20,541)

During the second quarter of 2011, we acquired 353,244 additional shares of EuroDekania at an amount less than the underlying NAV of EuroDekania. Accordingly, this investment resulted in a gain. Of the total gain recorded in 2011, $323 represented unrealized gains recognized on the newly purchased shares and $1,296 represented unrealized gains recognized on the shares owned in both periods. We carry our investment in EuroDekania at the underlying NAV of the fund.

During the first quarter of 2010 we acquired Star Asia shares in a rights offering at an amount less than the underlying NAV of Star Asia. Accordingly, this investment resulted in a gain. During the second quarter of 2010 we also purchased 551,166 shares directly from unrelated third parties for $1,837 and received 109,890 shares as an in-kind distribution of $55 from Star Asia SPV (which was the price for which Star Asia SPV had acquired the shares from third party investors through a tender offer). All of these purchases, including the tender offer, were made at amounts below Star Asia’s NAV. For the six months ended June 30, 2010, the change in fair value of our investment in Star Asia was comprised of approximately $8,821 from our investment in the Star Asia rights offering at a discount to NAV, $3,757 from our purchases of shares and receipt of shares from Star Asia SPV during the second quarter at amounts below NAV, and $1,170 from the changes in the underlying NAV of Star Asia.

During the first half of 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011. For the six months ended June 30, 2011, the change in fair value of our investment in Star Asia was comprised of (i) a reduction in value of $4,150 resulting from the reduction in value of certain of Star Asia’s investments that were impacted by the earthquake, tsunami, and nuclear disaster in Japan; partially offset by (ii) an increase in value of $770 resulting from changes fluctuations in the Yen as compared to the U.S. dollar; (iii) an increase in value of $346 from remaining changes in the investments and underlying NAV of Star Asia; and (iv) an increase in value of $1,020 due to the purchase of shares of Star Asia from a third party at a discount to NAV during the first quarter of 2011.

RAIT is a publicly traded company, so changes in the value of our investment correspond with changes in the public share price. We sold our investment in RAIT during the first quarter of 2010.

We carried our investment in Brigadier at the NAV of the underlying fund. During the fourth quarter of 2010, the Brigadier fund completed its liquidation.

In June 2011, MFCA became a wholly owned subsidiary of Tiptree Financial Partners, L.P. We exchanged the 1,000,200 shares of MFCA for 111,133 shares of Tiptree Financial Partners, L.P. See note 7 to the consolidated financial statements. We carry our investment in Tiptree at the NAV of the underlying fund. We carried our investment in MFCA at the NAV of the underlying fund.

We carry our investment in the Duart Fund at the NAV of the underlying fund. Effective December 31, 2010, we submitted a redemption notice to the Duart Fund to redeem 100% of our capital. We received our redemption in April 2011.

As of June 30, 2011, Deep Value completed its liquidation. We carried our investment in Deep Value at the NAV of the underlying fund. The fund was substantially liquidated in the fourth quarter of 2010; the 2011 change in NAV was primarily attributable to wind down costs of the fund.

The change in other investments was primarily due to a decrease of $3,277 related to certain investments in securitizations that were sold for a gain during 2010 and a decrease in other miscellaneous investments of $105, partially offset by an increase of $295 related to decreased net realized and unrealized losses on Japanese Yen-based forward contracts put in place to partially hedge fluctuations in the investment value of Star Asia. We receive payments under certain asset management contracts in Euros or U.K. Pounds Sterling; however, our functional currency is the U.S. Dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling and U.S. Dollars in the related periods. We have not hedged our foreign currency exposure related to management fees paid in Euros or U.K. Pounds Sterling to date.

Operating Expenses

Operating expenses decreased by $4,228, or 6%, to $62,362 for the six months ended June 30, 2011 from $66,590 for the six months ended June 30, 2010. The change was due to decreases of $6,982 in compensation and benefits, and $298 in depreciation and amortization, partially offset by increases of $553 in business development, occupancy, equipment, $2,334 in subscriptions, clearing and execution, and $165 in professional fees and other operating.

Compensation and Benefits

Compensation and benefits decreased by $6,982, or 14%, to $43,421 for the six months ended June 30, 2011 from $50,403 for the six months ended June 30, 2010.

COMPENSATION AND BENEFITS

(dollars in thousands)

	June 30, 2011	June 30, 2010	Change
Cash compensation and benefits	$37,995	$48,582	$(10,587)
Equity-based compensation	5,426	1,821	3,605

Total	$43,421	$50,403	$(6,982)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The decrease in cash compensation and benefits is primarily a result of the decrease in incentive compensation which is tied to revenue and operating profitability. We incurred an expense of $3,000 for cash compensation owed to our President, Christopher Ricciardi, as a result of the amendment of his employment agreement. This expense partially offset the decline in cash compensation due to decreased incentive based compensation. Our total headcount increased from 151 at June 30, 2010 to 264 at June 30, 2011, including 58 employees of JVB as of June 30, 2011 and 83 employees of PrinceRidge as of June 30, 2011.

Compensation and benefits includes equity-based compensation which increased $3,605, or 198%, to $5,426 for the six months ended June 30, 2011 from $1,821 for the six months ended June 30, 2010.

For the six months ended June 30, 2010, compensation and benefits includes equity-based compensation of $1,218 related to restricted units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, and $603 related to restricted shares of our Common Stock. For the six months ended June 30, 2011, compensation and benefits includes equity-based compensation of $504 related to restricted units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, $424 related to partnership units granted in connection with the JVB acquisition, $107 related to membership units of PrinceRidge and $4,391 related to restricted shares of our Common Stock. Included in the $4,391 related to restricted shares of our Common Stock for the 2011 period is $1,800 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our president, Mr. Christopher Ricciardi. The award was modified during the second quarter of 2011 pursuant to an amended employment agreement entered into with Mr. Ricciardi. The modification converted the restricted stock award from equity treatment to liability treatment. During the second quarter of 2011, we reclassified a total of $1,221 from total equity, comprised of $823 from additional paid in capital and $398 from non-controlling interest, to accrued compensation in the liability section of the Company’s consolidated balance sheet. Since the liability treatment of the restricted stock award requires it to be revalued at the end of each reporting period, we may record additional reclassifications between total equity and accrued compensation liability in future periods and may also record additional compensation.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment increased by $553, or 20%, to $3,274 for the six months ended June 30, 2011 from $2,721 for the six months ended June 30, 2010. The increase was primarily due to increases in rent expense of $279, in business development expenses, such as promotion, advertising, travel and entertainment of $107 and other expenses associated with occupancy and equipment of $167. The increase in rent expense is primarily due to the office space we assumed when we acquired JVB and PrinceRidge.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution increased by $2,334, or 73%, to $5,542 for the six months ended June 30, 2011 from $3,208 for the six months ended June 30, 2010. The increase included an increase of $690 in subscriptions primarily due to an increase in headcount as noted in the discussion of compensation above, and an increase of $1,644 in clearing and execution composed of $811 related to the acquisition of JVB, $102 related to the acquisition of PrinceRidge, $352 related to our equity derivatives business and $379 relating to other increases in clearing and execution costs.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses increased by $165, or 2%, to $9,152 for the six months ended June 30, 2011 from $8,987 for the six months ended June 30, 2010. The increase included an increase of $604 in legal and professional fees and an increase of $354 in other costs, partially offset by a decrease in consulting fees of $374 and a decrease in recruiting fees of $419.

Depreciation and Amortization

Depreciation and amortization decreased by $298, or 23%, to $973 for the six months ended June 30, 2011 from $1,271 for the six months ended June 30, 2010. The decline was primarily due to a decrease in amortization expense on certain intangible assets that were fully amortized prior to January 1, 2011.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $893, or 23%, to $2,929 for the six months ended June 30, 2011 from $3,822 for the six months ended June 30, 2010. This decrease of $893 was comprised of (a) a decrease of $283 of interest incurred on our bank debt; (b) a decrease of $89 of interest incurred on the convertible senior notes; (c) a decrease of $32 of interest incurred on the junior subordinated notes; and (d) a decrease of $476 of interest incurred on subordinated notes payable; and (e) an increase of $13 of interest income related to the amount owed to a withdrawing partner of PrinceRidge (see note 16). The decrease in interest expense of $283 on bank debt was primarily due to the fact that the amount of bank debt outstanding during the six months ended June 30, 2011 and the interest rate at which we borrowed was lower as compared to the comparable period in 2010. The decrease in interest expense of $89 on the convertible senior notes was due to the fact that we had repurchased $6,644 notional amount of convertible senior notes from unrelated third parties at various times during 2010. The decrease in interest expense of $32 on the junior subordinated notes was primarily due to the amortization of the discount. The decrease in interest expense of $476 on subordinated notes payable was due to the fact that CCS repurchased a total of $8,081 principal amount of subordinated notes payable during the third quarter of 2010.

Gain on Repurchase of Debt

In March 2010, we repurchased $5,144 notional amount of contingent convertible senior notes from an unrelated third party for $4,115. The notes had a carrying value of $5,001 resulting in a gain from repurchase of debt of $886 which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations.

We did not repurchase any debt in the six month period ended June 30, 2011.

Gain on Sale of Management Contracts

The gain on sale of management contracts decreased $971, or 100%, to $0 for the six months ended June 30, 2011 from $971 for the six months ended June 30, 2010. The gain of $971 in the 2010 period represented contingent payments we received based on the amount of subordinated fees received by an unrelated third party under the three CLO management contracts we sold in February 2009 that comprised substantially all of our middle market loans-U.S. (Emporia) business line. During 2010, we reached the maximum limit of additional fees we could receive under these contracts, and therefore, we no longer record any additional gain on these contracts in future periods.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates increased by $4,638 to $4,530 for the six months ended June 30, 2011 from a loss of $108 for the six months ended June 30, 2010. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of June 30, 2010 and 2011, we had five equity method investees: (1) Star Asia Manager; (2) Deep Value GP; (3) Deep Value GP II; (4) Star Asia SPV; and (5) Duart Capital. See notes 12 and 24 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

During the second quarter of 2011 another Deep Value fund for which Deep Value GP served as the general partner was substantially liquidated. In conjunction with the liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee earned in the amount of $8,719. We own 50% of the Deep Value GP. Therefore, our share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates during the six months ended June 30, 2011.

Income Tax Expense / (Benefit)

Income tax expense decreased by $1,469 to an income tax benefit of $346 for the six months ended June 30, 2011 from income tax expense of $1,123 for the six months ended June 30, 2010. The benefit realized by us during the six months ended June 30, 2011 was a result of the book loss during the first six months ended June 30, 2011 as well as a result of changes in the Company’s state apportionment as a result of our acquisition of JVB and PrinceRidge. The combined impact of these two acquisitions resulted in a reduction in the Company’s state effective tax rate. Because the Company has a net deferred tax liability, the reduction in the state effective rate reduces this liability and results in a tax benefit to us. This tax benefit was recorded as a discrete item in the first half of 2011.

The tax expense during the six months ended June 30, 2010 was the result of state, local, and foreign taxes accrued.

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

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the six months ended June 30, 2011 and 2010 was comprised of the 32.5% non-controlling interest and 33.8% non-controlling interest, respectively, related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also includes 30.1% of redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the 2011 period:

Summary calculation of non-controlling interest - Six Months Ended June 30, 2011

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(4,784)	$(206)	$(4,990)	$—	$(4,990)
Income tax benefit	—	—	(35)	(311)	(346)

Net income / (loss) after tax	(4,784)	(206)	(4,955)	311	(4,644)
Majority owned subsidiary non-controlling interest		(53)	(53)

Net loss attributable to the Operating LLC	(4,784)	(153)	(4,902)
Operating LLC non-controlling interest %			32.5%

Operating LLC non-controlling interest			(1,595)
Majority owned subsidiary non-controlling interest			(53)

Total non-controlling interest			$(1,648)

Summary calculation of non-controlling interest - Six Months Ended June 30, 2010

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net income before tax	$8,881	$—	$8,881	$—	$8,881
Income tax expense	—	—	649	474	1,123

Net income / (loss) after tax	8,881	—	8,232	(474)	7,758
Majority owned subsidiary non-controlling interest		—	—

Net income attributable to the Operating LLC	8,881	—	8,232
Operating LLC non-controlling interest %			33.8%

Operating LLC non-controlling interest			2,783
Majority owned subsidiary non-controlling interest			—

Total non-controlling interest			$2,783

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2011 and 2010.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended June 30,		Favorable/ (Unfavorable)
	2011	2010	$ Change	% Change
Revenues
Net trading	$16,240	$19,690	$(3,450)	(18)%
Asset management	5,255	6,244	(989)	(16)%
New issue and advisory	1,131	1,405	(274)	(20)%
Principal transactions and other income	831	8,472	(7,641)	(90)%

Total revenues	23,457	35,811	(12,354)	(34)%

Operating expenses
Compensation and benefits	21,433	23,272	1,839	8%
Business development, occupancy, equipment	1,835	1,338	(497)	(37)%
Subscriptions, clearing, and execution	2,727	1,653	(1,074)	(65)%
Professional fees and other operating	5,137	4,216	(921)	(22)%
Depreciation and amortization	503	628	125	20%

Total operating expenses	31,635	31,107	(528)	(2)%

Operating income / (loss)	(8,178)	4,704	(12,882)	(274)%

Non operating income / (expense)
Interest expense	(1,447)	(1,829)	382	(21)%
Gain on sale of management contracts	—	836	(836)	(100)%
Income / (loss) from equity method affiliates	4,435	(122)	4,557	N/M

Income before income tax expense / (benefit)	(5,190)	3,589	(8,779)	(245)%
Income tax expense / (benefit)	(133)	392	525	134%

Net income / (loss)	(5,057)	3,197	(8,254)	(258)%
Less: Net income / (loss) attributable to the non-controlling interest	(1,686)	1,137	2,823	248%

Net income / (loss) attributable to IFMI	$(3,371)	$2,060	$(5,431)	(264)%

N/M = Not Meaningful

Revenues

Revenues decreased by $12,354, or 34%, to $23,457 for the three months ended June 30, 2011 from $35,811 for the three months ended June 30, 2010. As discussed in more detail below, the change was comprised of decreases of $7,641 in principal transactions and other income, $3,450 in net trading revenue, $989 in asset management revenue and $274 in new issue and advisory revenue.

Net Trading

Net trading revenue decreased $3,450, or 18%, to $16,240 for the three months ended June 30, 2011 from $19,690 for the three months ended June 30, 2010.

Net trading revenue for the three months ended June 30, 2011 includes $3,972 of net trading revenue from JVB which was acquired in January 2011 and $1,414 of incremental net trading revenue from the acquisition of PrinceRidge which was acquired on May 31, 2011. Excluding the increase in net trading revenue from JVB and PrinceRidge, the remaining decrease in net trading revenue for the three months ended June 30, 2011 was primarily the result of (i) lower trading volumes and (ii) reduction in comparable results due to increases in the value of certain leveraged credit products recognized in the 2010 period.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions that were sold during the three months ended June 30, 2011. Our ability to derive trading gains from trading positions is subject to market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended June 30, 2011 may not be indicative of future results. Furthermore, some of the assets included in the Investments — trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7 and 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $989, or 16%, to $5,255 for the three months ended June 30, 2011 from $6,244 for the three months ended June 30, 2010, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	June 30, 2011	June 30, 2010	Change
Collateralized debt obligations and related service agreements	$4,828	$4,743	$85
Investment funds and other	427	1,501	(1,074)

Total	$5,255	$6,244	$(989)

Collateralized Debt Obligations

Asset management revenue from company-sponsored collateralized debt obligations increased by $85 to $4,828 for the three months ended June 30, 2011 from $4,743 for the three months ended June 30, 2010. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	June 30, 2011	June 30, 2010	Change
Trust preferred securities and insurance company debt — U.S.	$2,984	$2,863	$121
High grade and mezzanine ABS	588	720	(132)
Trust preferred securities and insurance company debt — Europe	811	746	65
Broadly syndicated loans — Europe	445	414	31

Total	$4,828	$4,743	$85

Asset management fees for TruPS and insurance company debt of United States companies increased primarily due to the additional payments made to us during the quarter attributable to management fees earned by a third party related to the Alesco X through XVII securitizations that exceeded certain thresholds for the three months ended June 30, 2011, partially offset by the decrease in the average AUM in this asset class which declined as a result of greater levels of deferrals and defaults of the underlying assets. On July 29, 2010, we entered into a Master Transaction Agreement pursuant to which we sold to a third party collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement under which we will provide certain services to the third party purchaser. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017 if the management fees earned by the third party exceed certain thresholds. The assets of the Alesco X through XVII securitizations are not included in our AUM disclosed in the table above for the period ended June 30, 2011 because we are no longer the manager. However, we continue to generate revenue through the Services Agreement related to these securitizations.

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

Asset management fees for TruPS and insurance company debt of European companies and asset management fees for broadly syndicated loans — Europe increased because there was an increase in average AUM for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 for which we earned asset management fees as well as a result of exchange rate fluctuations. These contracts are usually paid in currency other than the U.S. dollar.

Investment Funds and Other

Our asset management revenue from investment funds is comprised of fees from the management of Deep Value and prior to 2011 the fees from the management of Brigadier.

	June 30, 2011	June 30, 2010	Change
Deep Value	$—	$774	$(774)
Brigadier	—	14	(14)
Separate Accounts and other	427	713	(286)

Total	$427	$1,501	$(1,074)

The decrease in Deep Value revenue was primarily because the first Deep Value fund substantially completed its liquidation process during the third quarter of 2010 and distributed any remaining cash it had to its investors during the first half of 2011, and, therefore less management fees generated by Deep Value were earned by us. In addition, on March 29,

2011, we sold our investment advisory agreements relating to the Deep Value funds to the Buyer in which we will only be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014. This revenue sharing arrangement will be recorded as a component of principal transactions and other revenue going forward. See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

The decrease in Brigadier revenue was due to a decrease in base management fee revenue of $14. Effective beginning in the second quarter of 2010, the Brigadier fund ceased permitting redemptions pending its final liquidation which was completed during the fourth quarter of 2010. We ceased charging management fees effective April 30, 2010.

The net decrease in separate accounts and other of $286 was primarily comprised of a decrease in managed accounts fees. On March 29, 2011, we also sold, through our subsidiary, our investment advisory agreements relating to certain managed accounts to the Buyer in which we will only be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014 and, therefore, it is likely that less management fees generated by these managed accounts will be earned by us in the future. See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $274, or 20%, to $1,131 for the three months ended June 30, 2011 as compared to $1,405 for the same period in 2010. The decrease is primarily attributable to a decreased number of new issue and advisory engagements that closed during the second quarter of 2011 as compared to the second quarter of 2010, including the arrangement or placement of newly created debt, equity, and hybrid financial instruments.

Principal Transactions and Other Income

Principal transactions and other income decreased by $7,641, or 90%, to $831 for the three months ended June 30, 2011, as compared to $8,472 for the three months ended June 30, 2010.

Principal Transactions & Other Income

(dollars in thousands)

	June 30, 2011	June 30, 2010	Change
Change in fair value of other investments, at fair value	$418	$8,249	$(7,831)
Foreign currency	131	(128)	259
Dividend, interest, and other income	282	351	(69)

Total	$831	$8,472	$(7,641)

The decrease in the change in fair value of other investments of $7,831 is comprised of the following:

	June 30, 2011	June 30, 2010	Change
EuroDekania	844	22	822
Star Asia	667	4,793	(4,126)
Brigadier	—	(81)	81
Tiptree Financial Partners, L.P. (MFCA in 2010)	40	70	(30)
Deep Value	(9)	1,095	(1,104)
Duart Fund	(1)	—	(1)
Other miscellaneous	(1,123)	2,350	(3,473)

Total	$418	$8,249	$(7,831)

During the second quarter of 2011, we acquired 353,244 additional shares of EuroDekania at an amount less than the underlying NAV of EuroDekania. Accordingly, this investment resulted in a gain. Of the total gain recorded in the second quarter of 2011, $323 represented unrealized gains recognized on the newly purchased shares and $521 represented gains recognized on the shares owned in both periods. We carry our investment in EuroDekania at the underlying NAV of the fund.

During the second quarter of 2010, we purchased 551,166 shares of Star Asia directly from unrelated third parties for $1,837 and received 109,890 shares as an in-kind distribution of $55 from Star Asia SPV (which was the price for which Star Asia SPV had acquired the shares from third party investors through a tender offer). All of these purchases, including the tender offer, were made at amounts below Star Asia’s net asset value. For the three months ended June 30, 2010, the change in fair value of our investment in Star Asia was comprised of $3,757 from our purchases of shares and receipt of shares from Star Asia SPV during the second quarter at amounts below net asset value and $1,036 from changes in the underlying NAV of Star Asia.

During the first half of 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011. For the three months ended June 30, 2011, the change in fair value of our investment in Star Asia was comprised of (i) a reduction in value of $2,250 resulting from the reduction in value of certain of Star Asia’s investments that were impacted by the earthquake, tsunami, and nuclear disaster in Japan; partially offset by (ii) an increase in value of $1,970 resulting from changes in fluctuations in the Yen as compared to the U.S. dollar; and (iii) an increase in value of $947 from remaining changes in the investments and underlying NAV of Star Asia.

We carried our investment in Brigadier at the NAV of the underlying fund. During the fourth quarter of 2010, the Brigadier fund completed its liquidation.

In June 2011, MFCA became a wholly owned subsidiary of Tiptree Financial Partners, L.P. We exchanged the 1,000,200 shares of MFCA for 111,133 shares of Tiptree Financial Partners, L.P. See note 7 to the consolidated financial statements. We carry our investment in Tiptree at the NAV of the underlying fund. We carried our investment in MFCA at the NAV of the underlying fund.

As of June 30, 2011, Deep Value completed its liquidation. We carried our investment in Deep Value at the NAV of the underlying fund. The fund was substantially liquidated in the fourth quarter of 2010; the 2011 change in net asset value was primarily attributable to wind down costs of the fund.

We carry our investment in the Duart Fund at the NAV of the underlying fund. Effective December 31, 2010, we submitted a redemption notice to the Duart Fund to redeem 100% of our capital. We received our redemption in April 2011.

The change in other miscellaneous investments was primarily due to a decrease of $3,055 related to certain investments in securitizations sold during 2010, a decrease of $107 related to net realized and unrealized losses on Japanese Yen-based forward contracts put in place to partially hedge fluctuations in the investment value of Star Asia and a decrease in other of $311.

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

Operating Expenses

Operating expenses increased by $528, or 2%, to $31,635 for the three months ended June 30, 2011 from $31,107 for the three months ended June 30, 2010. The change was due to increases of $1,074 in subscriptions, clearing, and execution, $921 in professional fees and other operating expenses, and $497 in business development, occupancy, equipment, partially offset by decreases of $1,839 in compensation and benefits and $125 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $1,839, or 8%, to $21,433 for the three months ended June 30, 2011 from $23,272 for the three months ended June 30, 2010.

COMPENSATION AND BENEFITS

(dollars in thousands)

	June 30, 2011	June 30, 2010	Change
Cash compensation and benefits	$18,196	$22,251	$(4,055)
Equity-based compensation	3,237	1,021	2,216

Total	$21,433	$23,272	$(1,839)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The decrease in cash compensation and benefits is primarily a result of the decrease in incentive compensation which is tied to revenue and operating profitability. We incurred an expense of $3,000 for cash compensation owed to our President, Christopher Ricciardi, as a result of the amendment of his employment agreement. This expense partially offset the decline in cash compensation due to decreased incentive based compensation. Our total headcount increased from 151 at June 30, 2010 to 264 at June 30, 2011, including 58 employees of JVB as of June 30, 2011, and 83 employees of PrinceRidge as of June 30, 2011.

Compensation and benefits includes equity-based compensation which increased $2,216, or 217%, to $3,237 for the three months ended June 30, 2011 from $1,021 for the three months ended June 30, 2010.

For the three months ended June 30, 2010, compensation and benefits includes equity-based compensation of $667 related to the amortization of restricted units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, and $354 related to restricted shares of our Common Stock. For the three months ended June 30, 2011, compensation and benefits includes equity-based compensation of $342 related to the amortization of restricted units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, $228 related to membership units granted in connection with the JVB acquisition, $107 related to partnership units of PrinceRidge and $2,560 related to restricted shares of our Common Stock. Included in the $2,560 related to restricted shares of our Common Stock for the 2011 period is $1,643 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our president, Mr. Christopher Ricciardi. The award was modified during the second quarter of 2011 pursuant to an amended employment agreement entered into with Mr. Ricciardi. The modification converted the restricted stock award from equity treatment to liability treatment. During the second quarter of 2011, we reclassified a total of $1,220 from total equity, comprised of $823 from additional paid in capital and $398 from non-controlling interest, to accrued compensation in the liability section of the Company’s consolidated balance sheet. Since the liability treatment of the restricted stock award requires it to be revalued at the end of each reporting period, we may record additional reclassifications between total equity and accrued compensation liability in future periods and may also record additional compensation.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment increased by $497, or 37%, to $1,835 for the three months ended June 30, 2011 from $1,338 for the three months ended June 30, 2010. The increase was primarily due to an increases in rent expense of $145, in business development expenses, such as promotion, advertising, travel and entertainment of $168 and other expenses associated with occupancy and equipment of $184. The increase in rent expense is primarily due to the office space we assumed when we acquired JVB and PrinceRidge.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution increased by $1,074, or 65% to $2,727 for the three months ended June 30, 2011 from $1,653 for the three months ended June 30, 2010. The increase included an increase of $232 in subscriptions primarily due to an increase in headcount as noted in the discussion of compensation above, and an increase of $842 in clearing and execution composed of $443 related to the acquisition of JVB, $102 related to the acquisition of PrinceRidge, $202 related to our equity derivatives business and $95 relating to other increases in clearing and execution costs.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses increased by $921, or 22%, to $5,137 for the three months ended June 30, 2011 from $4,216 for the three months ended June 30, 2010. The increase included an increase of $935 in legal and professional fees and an increase of $177 in other costs, partially offset by a decrease in consulting fees of $65, and a decrease in recruiting fees of $126.

Depreciation and Amortization

Depreciation and amortization decreased by $125, or 20%, to $503 for the three months ended June 30, 2011 from $628 for the three months ended June 30, 2010. The decline was primarily due to a decrease in amortization expense on certain intangible assets that were fully amortized prior to January 1, 2011.

Non-Operating Income and Expense

Interest Expense

Interest expense decreased by $382, or 21%, to $1,447 for the three months ended June 30, 2011 from $1,829 for the three months ended June 30, 2010. This decrease of $382 was comprised of (a) a decrease of $106 of interest incurred on our bank debt; (b) a decrease of $19 of interest incurred on the junior subordinated notes; and (c) a decrease of $244 of interest incurred on subordinated notes payable; and (d) an increase of $13 of interest income related to the amount owed to a withdrawing partner of PrinceRidge (see note 16). The decrease in interest expense of $106 on bank debt was primarily due to the fact that the amount of bank debt outstanding during the three months ended June 30, 2011 and the interest rate at which we borrowed was lower as compared to the comparable period in 2010. The decrease in interest expense of $244 on subordinated notes payable was due to the fact that CCS repurchased a total of $8,081 principal amount of subordinated notes payable during the third quarter of 2010.

Gain on Sale of Management Contracts

The gain on sale of management contracts decreased $836, or 100%, to $0 for the three months ended June 30, 2011 from $836 for the three months ended June 30, 2010. The gain of $836 in the 2010 period represented contingent payments we received based on the amount of subordinated fees received by an unrelated third party under the three CLO management contracts we sold in February 2009 that comprised substantially all of our middle market loans-U.S. (Emporia) business line. During 2010, we reached the maximum limit of additional fees we could receive under these contracts, and therefore, we no longer record any additional gain on these contracts in future periods.

Income/ (Loss) from Equity Method Affiliates

Income from equity method affiliates increased by $4,557 to $4,435 for the three months ended June 30, 2011 from a loss of $122 for the three months ended June 30, 2010. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of June 30, 2010 and 2011, we had five equity method investees: (1) Star Asia Manager; (2) Deep Value GP; (3) Deep Value GP II; (4) Star Asia SPV; and (5) Duart Capital. See notes 12 and 24 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

During the second quarter of 2011, another Deep Value fund for which Deep Value GP served as the general partner was substantially liquidated. In conjunction with the liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee earned in the amount of $8,719. We own 50% of the Deep Value GP. Therefore, our share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates during the three months ended June 30, 2011.

Income Tax Expense

Income tax expense decreased by $525 to an income tax benefit of $133 for the three months ended June 30, 2011 from income tax expense of $392 for the three months ended June 30, 2010. The benefit realized by us during the three months ended June 30, 2011 was a result of the book loss during the second quarter of 2011 as well as a result of changes in the Company’s state apportionment as a result of our acquisition of JVB and PrinceRidge. The combined impact of these two acquisitions resulted in a reduction in the Company’s state effective tax rate. Because the Company has a net deferred tax liability, the reduction in the state effective rate reduces this liability and results in a tax benefit to us. This tax benefit was recorded as a discrete item in the first half of 2011.

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

Net Income Attributable to the Non-controlling Interest

Net income attributable to the non-controlling interest for the three months ended June 30, 2011 and 2010 was comprised of the 32.5% non-controlling interest and 33.8% non-controlling interest, respectively, related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income attributable to the noncontrolling interest also includes 30.1% of redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the 2011 period:

Summary calculation of non-controlling interest - Three Months Ended June 30, 2011

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(4,984)	$(206)	$(5,190)	$—	$(5,190)
Income tax benefit	—	—	(120)	(13)	(133)

Net income / (loss) after tax	(4,984)	(206)	(5,070)	13	(5,057)
Majority owned subsidiary non-controlling interest		(53)	(53)

Net loss attributable to the Operating LLC	(4,984)	(153)	(5,017)
Operating LLC non-controlling interest %			32.5%

Operating LLC non-controlling interest			(1,633)
Majority owned subsidiary non-controlling interest			(53)

Total non-controlling interest			$(1,686)

Summary calculation of non-controlling interest - Three Months Ended June 30, 2010

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net income before tax	$3,589	$—	$3,589	$—	$3,589
Income tax expense	—	—	225	167	392

Net income / (loss) after tax	3,589	—	3,364	(167)	3,197
Majority owned subsidiary non-controlling interest		—	—

Net income attributable to the Operating LLC	3,589	—	3,364
Operating LLC non-controlling interest %			33.8%

Operating LLC non-controlling interest			1,137
Majority owned subsidiary non-controlling interest			—

Total non-controlling interest			$1,137

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

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our majority ownership interest in the Operating LLC. Substantially all of the Operating LLC’s net assets as well as net income are subject to restrictions on paying distributions to us. In addition, approximately $20.0 million of the Operating LLC’s cash and $59.6 million of net assets are subject to withdrawal restrictions as a result of its investment in PrinceRidge. Distributions from PrinceRidge are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forgo these distributions or to pay distributions in excess of this amount with the unanimous vote of the board. The board of PrinceRidge GP is comprised of five members. Three members are appointed by us and two are appointed by the individuals that were members of PrinceRidge GP prior to our investment. Our ability to pay dividends to our stockholders will be dependent on distributions we receive from the Operating LLC and subject to the Operating LLC’s Operating Agreement. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers.

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

On August 8, 2011, our board of directors declared a cash dividend of $0.05 per share, which will be paid on our common stock on September 6, 2011 to stockholders of record on August 23, 2011. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

Cash Flows

We have four primary uses for capital:

(1) To fund the expansion of our Capital Markets segment: Through June 2011, we expanded our Capital Markets segment by expanding our offices, hiring additional sales and trading professionals and launching new initiatives to expand on our existing capabilities, acquiring JVB and PrinceRidge, as well as increasing our investments in trading securities. We believe that we are better capitalized and able to utilize more leverage in our Capital Markets business and therefore expand our operations to other credit-related fixed income areas to deepen our product capabilities. We believe the prudent use of capital to facilitate client orders will increase trading volume and profitability.

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

As of June 30, 2011 and December 31, 2010, we maintained cash and cash equivalents of $50,160 and $43,946, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flow from operating activities	$15,716	$(33,597)
Cash flow from investing activities	(5,464)	9,524
Cash flow from financing activities	(4,287)	(14,225)
Effect of exchange rate on cash	249	(449)

Net cash flow	6,214	(38,747)
Cash and cash equivalents, beginning	43,946	69,692

Cash and cash equivalents, ending	$50,160	$30,945

See the statement of cash flows in our consolidated financial statements. We believe our cash available on hand as well as our investment in our trading portfolio will provide sufficient liquidity to meet the cash needs of our ongoing operating needs.

Six Months Ended June 30, 2011

As of June 30, 2011, our cash and cash equivalents were $50,160, representing a net increase of $6,214 from December 31, 2010. The increase was attributable to the cash provided by operating activities of $15,716 and the effect of the increase in the exchange rate on cash of $249, partially offset by the cash used for investing activities of $5,464, and the cash used for financing activities of $4,287.

The cash provided by operating activities of $15,716 was comprised of (a) net outflows of $7,940 related to working capital fluctuations primarily comprised of net outflows of $6,243 related to a decrease in accrued compensation payable offset by other working capital fluctuations; (b) $26,529 of net cash inflows from investments in our overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies and restricted cash on deposit which is related to various trading activities as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a decrease in cash generated from other earnings items of $2,873 (which represents net income or loss adjusted for the following non-cash operating items: realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash used in investing activities of $5,464 was comprised of (a) cash proceeds from the return of principal of $3,872 which was comprised of $3,821 from our investment in the Duart Fund, $19 from the final liquidation of the first Deep Value fund and $32 from our investments in certain residential loans; (b) cash received of $93 from the sale of certain investments in securitizations that were classified as other investments, at fair value on the consolidated balance sheets; (c) cash of $5,820 we received from equity method affiliates Deep Value GP, Star Asia Manager and Star Asia SPV; (d) the cash acquired in the acquisition of PrinceRidge of $2,149; offset by (e) the cash consideration paid, net of cash acquired, for the acquisition of JVB of $14,956; (f) the investment of $432 in equity method affiliates related to Duart Capital and Star Asia SPV; (f) the purchase of other investments, at fair value of $1,708, specifically the purchase of additional shares of Star Asia in the amount of $226 directly from unrelated third parties during the first quarter of 2011, the purchase of additional shares of EuroDekania in the amount of $533 and the purchase of other investments, which consisted primarily of the Japanese Yen currency forward contract, of $949; and (g) the purchase of additional furniture and leasehold improvements of $302 related to the New York and Philadelphia offices and the EuroDekania Management Limited office in the United Kingdom.

The cash used in financing activities of $4,287 was comprised of (a) the repayment of $2,620 of outstanding borrowings on our secured credit facility entered into on July 29, 2010 between our subsidiary, Dekania Investors, LLC and T.D. Bank, N.A., (the “2010 Credit Facility”); (b) distributions to the noncontrolling interest holders of $528; (c) dividends to the Company’s stockholders of $1,090; and (d) $49 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity based awards and the surrender of 13,453 shares of the Company’s Common Stock. The total shares withheld were based on the value of the restricted stock award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The cash used for operating activities of $33,597 was comprised of (a) net inflows of $6,020 related to working capital fluctuations; (b) $29,299 of net cash outflows from overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies and restricted cash on deposit which is related to various trading activities, as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a reduction in cash earnings of $10,318 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, gain on sale of management contracts, realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash provided by investing activities of $9,524 was comprised of (a) cash proceeds from the return of principal of $5,982, which is comprised of $4,275 from our investment in the Deep Value fund and $1,707 from our investments in certain interests in securitizations and residential loans; (b) cash received from the sale of other investments of $8,540 (which includes $3,454 from the sale of a single investment in securitizations, $1,056 from the sale of RAIT common stock, $3,721 from the redemption of 90% of our investment in the Brigadier hedge fund and $309 from the sale of other investments); (c) cash received from sale of management contracts of $971; as well as (d) cash of $2,692 we received as a return of investment from equity method affiliates; partially offset by (e) the investment of $4,916 we made in various equity method affiliates; (f) the purchase of additional shares of Star Asia in the amount of $1,334 related to the Star Asia’s rights offering, as well as $1,836 for the purchase of shares directly from unrelated third parties during the second quarter of 2010; and (g) the purchase of additional furniture and leasehold improvements of $575 related to our New York office and the EuroDekania Management Limited office in the United Kingdom.

The cash used in financing activities of $14,225 was comprised of (a) the repayment of $9,950 of outstanding borrowings on our bank debt; (b) the repurchase of $5,144 notional amount of contingent convertible senior notes for $4,115; and (c) the repurchase of 24,744 shares of the Company’s Common Stock for $160 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity based awards. The total shares withheld were based on the value of the restricted stock award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Regulatory Capital Requirements

Five of our majority owned subsidiaries include licensed securities dealers in the United States and the United Kingdom. As broker-dealers, our subsidiaries, CCS, CCCM, JVB and PrinceRidge Group, are subject to Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, and our international subsidiary, EuroDekania Management Limited, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2011, which amounted to $2,807 were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$818
United Kingdom	1,989

Total	$2,807

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2011, total net capital, or equivalent as defined by local statutory regulations in our licensed broker-dealers amounted to $57,293.

In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Securities Financing

We maintain repurchase agreements with various third party financial institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, however, no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. See note 10 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. If there were an event of default under the repurchase agreements, we would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due from us to the counterparty payable immediately. Repurchase obligations are full recourse obligations to us. If we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was not sufficient to satisfy the obligation in full.

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

The following table presents our period end balance, average monthly balance and maximum balance at any month end during the six months ended June 30, 2011 and the twelve months ended December 31, 2010 for securities purchased under agreements to resell and securities sold under agreements to repurchase.

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2011		2010
Securities Purchased Under Agreements to Resell
Period End	$158,099		$—
Monthly Average	N/A	(1)	31,215
Maximum month end	158,099		89,475
Securities Sold Under Agreements to Repurchase
Period End	$178,998		$69,816
Monthly Average	102,050		28,622
Maximum month end	178,998		96,365

(1)	Securities purchased under agreements to resell were only outstanding for the month ended June 30, 2011.

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

As of June 30, 2011, $4,356 was drawn, $50 was committed for one letter of credit, and there was no availability to borrow additional funds under the 2010 Credit Facility. As of June 30, 2011, we were in compliance with the covenants in our debt financing documents. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes long-term indebtedness and other financing as of June 30, 2011 and December 31, 2010, respectively:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of June 30, 2011
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms	Weighted Average Interest @ 06/30/2011	Weighted Average Contractual Maturity
2010 Credit Facility	$4,356		$4,356	6.0%	6.0%	September 2012
Contingent convertible senior notes	19,506	(2)	19,240	7.6%	7.6%	May 2027(1)
Junior subordinated notes (3)	49,614		17,075	7.4%	7.4%	August 2036
Subordinated notes payable	1,469		1,469	12.0%	12.0%	June 2013

Total			$42,140

	As of December 31, 2010
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms	Weighted Average Interest @ 12/31/2010	Weighted Average Contractual Maturity
2010 Credit Facility	$6,976		$6,976	6.0%	6.0%	September 2012
Contingent convertible senior notes	19,506	(2)	19,104	7.6%	7.6%	May 2027(1)
Junior subordinated notes (3)	49,614		17,160	7.4%	7.4%	August 2036
Subordinated notes payable	1,448		1,448	12.0%	12.0%	June 2013

Total			$44,688

(1)	We may redeem all or part of the notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued interest and additional interest, if any, to, but excluding, the redemption date. The holders of the notes may require us to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the notes are required to provide notice to us of their plan to redeem the notes at any time during the 30 days prior to May 15, 2012, May 15, 2017, or May 15, 2022.
(2)	On June 20, 2011, we commenced an offer to exchange, at the election of each holder, any and all of our outstanding 7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”). In July 2011, $7,621 aggregate principal amount of our Old Notes were tendered for exchange, representing approximately 39% of the principal amount of the Old Notes outstanding. We issued $7,621 aggregate principal amount of a new series of 10.50% Contingent Convertible Senior Notes due 2027 (the “New Notes”) in exchange for the $7,621 aggregate principal amount of the Old Notes that were tendered. A total of $11,885 principal amount of the Old Notes remained outstanding after the completion of the exchange offer. The first date at which holders of the New Notes can require us to repurchase the New Notes is May 15, 2014. See notes 15 and 26 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.
(3)	We own $1,489 in par amount of common stock of the two trusts which hold the junior subordinated notes. Therefore, on a net basis, there is par outstanding to third parties in the amount of $48,125.

Off Balance Sheet Arrangements

AFN invested in a collateralized debt obligation (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by us. Upon completion of the Merger, we recorded a liability of $1,084 related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount does not represent the expected loss; rather it represents our estimate of the fair value of our guarantee (i.e. the amount we would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee. The value will be adjusted under certain limited circumstances such as: (i) when the guarantee is extinguished; or (ii) if payment of amounts under the guarantee become probable and estimable. The maximum potential loss to us on this arrangement is $8,750. Under certain circumstances, Assured can require us to post liquid collateral.

In January 2011, we entered into an arrangement with FundCore Finance Group to create a commercial real estate conduit lender. Our $25 million capital commitment is contingent upon FundCore obtaining appropriate warehouse financing. To date, FundCore has not obtained this financing, so we have not invested any capital to date.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2011 and the future periods in which such obligations are expected to be settled in cash. Our bank debt, junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. Since the following table is as of June 30, 2011, and prior to the issuance of the New Notes in the exchange offer, the following table does not take into account the effects of the exchange offer. Accordingly, $19,506 aggregate principal amount of the Old Notes are assumed to be repaid on May 15, 2012, which represents the earliest date that the holders of the Old Notes may require us to repurchase the notes for cash.

Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, excluded from the table is an unrecognized tax benefit of $1,231 because we cannot make a reasonably reliable estimate of the period of cash settlement. See note 18 to our consolidated financial statements included in Item 1 to this Quarterly Report on Form 10Q for further information about the unrecognized tax benefit.

CONTRACTUAL OBLIGATIONS

As of June 30, 2011

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$12,310	$2,952	$5,152	$3,790	$416
Maturity of 2010 Credit Facility (1)	4,356	4,356	—	—	—
Interest on 2010 Credit Facility (2)	161	160	1	—	—
Maturity of convertible senior notes (3)	19,506	19,506	—	—	—
Interest on convertible senior notes (3)	1,549	1,549	—	—	—
Maturities on junior subordinated notes	49,614	—	—	—	49,614
Interest on junior subordinated notes (4)	55,746	3,659	4,656	4,275	43,156
Maturities of subordinated notes payable (5)	1,559	—	1,559	—	—
Interest on subordinated notes payable (6)	270	133	137	—	—

Total	$145,071	$32,315	$11,505	$8,065	$93,186

(1)	Quarterly principal payments of $1,162 are due, and all unpaid principal is due and payable on September 30, 2012.
(2)	Interest on the 2010 Credit Facility includes the finance charge on one letter of credit and interest on all outstanding debt as of June 30, 2011, which is variable. The interest rate of 6.00% as of June 30, 2011 was used to compute the contractual interest payment in each period noted. Fluctuations in actual interest rates may result in different interest payments than noted above.
(3)	Assumes the Old Notes are repurchased May 15, 2012. Interest includes amounts payable during the period the contingent convertible senior notes were outstanding at an annual rate of 7.625% for the Old Notes.
(4)	The interest on the junior subordinated notes related to the Alesco Capital Trust is based on a fixed interest rate of 9.50% through to July 30, 2012, and an assumed variable rate of 4.246% based on a 90-day LIBOR rate as of June 30, 2011 plus 4.00% calculated from July 30, 2012 through to maturity. The interest on the junior subordinated notes related to the Sunset Capital Trust is variable. The interest rate of 4.396% (based on a 90-day LIBOR rate as of June 30, 2011 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(5)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $154. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%.
(6)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.

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

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate control to fund substantially all the cost of purchasing replacement financial assets. The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We will adopt the provisions of ASU 2011-03 effective January 1, 2012, and are currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We will adopt the provisions of ASU 2011-04 effective January 1, 2012, and are currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 effective for interim and annual periods beginning after December 15, 2011. Since ASU 2011-05 impacts presentation only, we expect that it will have no effect on the Company’s financial condition, results of operations or cash flows.

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

During the six months ended June 30, 2011, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Fixed Income Securities: We hold the following securities: U.S. treasury securities, U.S. government agency MBS, collateralized mortgage obligations (“CMOs”), non-government MBS, corporate bonds, redeemable preferred stock, municipal bonds, certificates of deposits, Small Business Administration (“SBA”) loans, residential loans, whole loans, unconsolidated investments in the middle and senior tiers of securitization entities and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include to-be-announced securities (“TBAs”). The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“ bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2011, we would incur a loss of $3,676 if the yield curve rises 100 bps across all maturities and a gain of $2,658 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment which is denominated in Euros and another permanent capital vehicle for which our investment is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2011 our equity price sensitivity was $4,204 and our foreign exchange currency sensitivity was $964.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2011, a 100 bps change in three month LIBOR would result in a change in our annual cash paid for interest in the amount of $200. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $1,506.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently in the process of integrating controls of JVB with the controls of IFMI. The Company expects to have this integration complete by the end of 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings in Note 21 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

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

The PrinceRidge transaction is subject to final FINRA approval that, if not obtained , will result in the unwinding of the PrinceRidge transaction. Unwinding the PrinceRidge transaction could negatively affect us. In addition, FINRA may impose conditions on final approval of the PrinceRidge transaction, which may diminish the anticipated benefits of the PrinceRidge transaction.

While the Interim Closing in the PrinceRidge transaction has been completed, the PrinceRidge transaction is subject to final FINRA approval. If final FINRA approval is not obtained, the PrinceRidge transaction will be unwound. In addition, FINRA may attempt to condition its approval on the imposition of conditions that could have a material adverse effect on our operating results or the value of our common stock.

If the PrinceRidge transaction is unwound, we may be subject to a number of material risks, including the following:

•	we may not realize the benefits expected of the PrinceRidge transaction, including a potentially enhanced competitive and financial position;

•

clients, vendors and others may believe that we cannot compete in the marketplace as effectively without the PrinceRidge transaction or otherwise remain uncertain about our future prospects in the absence of the PrinceRidge transaction and may to seek to change existing business relationships with us;

•

the market price of our common stock may decline to the extent that the current market price of our stock reflects a market assumption that the final FINRA approval of the PrinceRidge transaction will be obtained and that the related benefits and synergies will be realized, or as a result of the market’s lack of confidence in our business without PrinceRidge;

•	our current and prospective employees may experience uncertainty about their future roles with us, which may adversely affect our ability to attract and retain key management and other personnel;

•	the costs related to the PrinceRidge transaction, such as legal, accounting and some financial advisory fees, will have been paid, and we will incur additional costs in unwinding the transaction; and

•

our business may suffer as a result of having the focus of our management directed toward unwinding the PrinceRidge transaction instead of our core business and other opportunities that might be beneficial to us.

The realization of any of these risks by us may materially and adversely affect our business, financial results, financial condition and/or stock price.

FINRA may impose conditions on final approval of the PrinceRidge transaction, which may diminish the anticipated benefits of the PrinceRidge transaction.

While the Interim Closing in the PrinceRidge transaction has been completed, the PrinceRidge transaction is subject to final FINRA approval. If final FINRA approval is not obtained, the PrinceRidge transaction will be unwound. In addition, FINRA may attempt to condition its approval on the imposition of conditions that could have a material adverse effect on our or PrinceRidge’s operating results or the value of our common stock.

We have incurred significant transaction costs, and may incur additional transaction costs, which may diminish the anticipated benefits of the PrinceRidge transaction.

We have incurred, and will continue to incur, costs associated with the PrinceRidge transaction, including integrating the operations of the two companies. Substantially all transaction costs incurred, or to be incurred, by the two companies have been or will be charged to operations and will not be included as a component of the purchase price for purposes of purchase accounting. Unanticipated costs may be incurred in the integration of the businesses of the two companies. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and PrinceRidge transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (2)
April 1, 2011 to April 30, 2011	1,309	$4.45	—	$47,303,874
May 1, 2011 to May 31, 2011	—	—	—	47,303,874
June 1, 2011 to June 30, 2011	11,246	3.45	—	47,303,874

Total	12,555	$3.55	—

(1)	We repurchased an aggregate of 12,555 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock.
(2)	On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions.

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

In addition, the Company’s ability to pay dividends will be dependent on distributions it receives from the Operating LLC. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers and may be impacted by restrictions imposed by the 2010 Credit Facility entered into on July 29, 2010 and subject to the provisions of the Operating LLC operating agreement. In addition, approximately $20.0 million of the Operating LLC’s cash and $59.6 million of net assets are subject to withdrawal restrictions as a result of investment in PrinceRidge. Distributions from PrinceRidge are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forgo these distributions or to pay distributions in excess of this amount with a unanimous vote of the board. The board of PrinceRidge GP is comprised of five members. Three members are appointed by us and two are appointed by the individuals that were members of PrinceRidge GP prior to our investment.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Contribution Agreement, dated as of April 19, 2011, by and among IFMI, LLC, PrinceRidge Partners LLC and PrinceRidge Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011).

10.1	Amendment No. 1 to the Limited Liability Company Agreement of IFMI, LLC, dated as of June 20, 2011.**

10.2	Amended and Restated Employment Agreement, dated as of April 19, 2011, by and among Institutional Financial Markets, Inc., IFMI, LLC and Christopher Ricciardi.**

10.3	Executive Agreement, dated as of May 31, 2011, by and among Institutional Financial Markets, Inc., IFMI, LLC, PrinceRidge Holdings LP and John Costas.**

10.4	Executive Agreement, dated as of May 31, 2011, by and among Institutional Financial Markets, Inc., IFMI, LLC, PrinceRidge Holdings LP and Daniel G. Cohen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.5	Fourth Amended and Restated Limited Liability Company Agreement of PrinceRidge Partners LLC, dated as of May 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.6	Fourth Amended and Restated Limited Partnership Agreement of PrinceRidge Holdings LP, dated as of May 31, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.7	Termination and Separation Agreement, dated as of May 31, 2011, by and among IFMI, LLC, PrinceRidge Partners LLC, and PrinceRidge Holdings LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

11.1	Statement Regarding Computation of Per Share Earnings.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Stockholders’ Equity for the Twelve Months Ended December 31, 2010 and the Six Months Ended June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.***

*	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ DANIEL G. COHEN
Daniel G. Cohen
Date: August 11, 2011		Chairman of the Board and Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: August 11, 2011		Executive Vice President, Chief Financial Officer and Treasurer