Form 10-Q
period 2011-09-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2011-11-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

As of November 1, 2011 there were 12,875,017 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

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

In accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP,” the Merger was accounted for as a reverse acquisition, Cohen Brothers was deemed to be the accounting acquirer and all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date, therefore, any financial information reported herein prior to the Merger is the historical financial information of Cohen Brothers. As used throughout this filing, the terms, the “Company,” “we,” “us,” and “our” refer to the operations of Cohen Brothers and its consolidated subsidiaries prior to December 17, 2009 and the combined operations of the merged company and its consolidated subsidiaries from December 17, 2009 forward. AFN refers to the historical operations of Alesco Financial Inc. through to December 16, 2009, the date of the Merger, or the Merger Date.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(unaudited)

	September 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$25,633	$43,946
Restricted cash	891	3,714
Receivables from brokers, dealers, and clearing agencies	38,434	793
Due from related parties	395	966
Other receivables	4,999	6,033
Investments-trading	136,564	189,015
Other investments, at fair value	44,601	46,551
Receivables under resale agreements	39,189	—
Goodwill	11,176	3,231
Other assets	19,158	12,498

Total assets	$321,040	$306,747

Liabilities
Payables to brokers, dealers, and clearing agencies	$39,779	$45,469
Due to related parties	7	34
Accounts payable and other liabilities	16,136	13,165
Accrued compensation	10,905	17,358
Trading securities sold, not yet purchased	66,937	17,820
Securities sold under agreement to repurchase	42,761	69,816
Deferred income taxes	7,819	8,889
Debt	40,784	44,688

Total liabilities	225,128	217,239

Commitments and contingencies (See Note 21)

Temporary Equity:
Redeemable non-controlling interest	14,138	—

Permanent Equity:
Stockholders’ Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, no shares issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 13,273,584 and 10,533,084 shares issued, respectively; 13,223,184 and 10,482,684 shares outstanding, respectively, including 3,133,588 and 162,226 unvested restricted share awards, respectively	10	10
Additional paid-in capital	62,793	58,954
Retained earnings / (accumulated deficit)	(2,262)	6,382
Accumulated other comprehensive loss	(564)	(665)
Treasury stock at cost (50,400 shares of Common Stock)	(328)	(328)

Total stockholders’ equity	59,654	64,358
Non-controlling interest	22,120	25,150

Total permanent equity	81,774	89,508

Total liabilities and equity	$321,040	$306,747

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Net trading	$14,008	$14,025	$57,522	$56,483
Asset management	5,296	6,036	16,521	19,050
New issue and advisory	705	30	1,945	2,103
Principal transactions and other income	869	3,013	661	23,012

Total revenues	20,878	23,104	76,649	100,648

Operating expenses
Compensation and benefits	19,399	13,787	62,820	64,190
Business development, occupancy, equipment	1,942	1,392	5,216	4,113
Subscriptions, clearing, and execution	3,500	3,354	9,042	6,562
Professional fees and other operating	3,237	4,494	12,389	13,481
Depreciation and amortization	612	628	1,585	1,899
Impairment of goodwill	—	5,607	—	5,607

Total operating expenses	28,690	29,262	91,052	95,852

Operating income / (loss)	(7,812)	(6,158)	(14,403)	4,796

Non operating income / (expense)
Interest expense, net	(1,282)	(2,345)	(4,211)	(6,167)
Gain / (loss) on repurchase of debt	—	1,632	—	2,518
Gain on sale of management contracts	—	—	—	971
Income / (loss) from equity method affiliates	838	6,112	5,368	6,004

Income/ (loss) before income tax expense / (benefit)	(8,256)	(759)	(13,246)	8,122
Income tax expense / (benefit)	(571)	(622)	(917)	501

Net income / (loss)	(7,685)	(137)	(12,329)	7,621
Less: Net income / (loss) attributable to the non-controlling interest	(3,640)	(138)	(5,288)	2,645

Net income / (loss) attributable to IFMI	$(4,045)	$1	$(7,041)	$4,976

Income per share data (see note 20):

Income / (loss) per common share-basic:
Income / (loss) per common share	$(0.38)	$—	$(0.65)	$0.48

Weighted average shares outstanding-basic	10,594,916	10,428,481	10,772,106	10,391,679

Income / (loss) per common share-diluted:
Income / (loss) per common share	$(0.38)	$—	$(0.65)	$0.48

Weighted average shares outstanding-diluted	15,853,092	15,712,037	16,047,202	15,675,235

Dividends declared per common share	$0.05	$0.05	$0.15	$0.05

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock Class A $ Amount	Preferred Stock Class B $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (1)	Total Stockholder’s Equity	Non-controlling Interest	Total Permanent Equity	Redeemable non-controlling interest (Temporary Equity)	Total Comprehensive Income/Loss
Balance at December 31, 2009	$—	$—	$10	$57,411	$(170)	$(582)	$(328)	$56,341	$21,310	$77,651	$—

Comprehensive income / (loss):
Net income	—	—	—	—	7,595	—	—	7,595	3,620	11,215	—	$11,215
Other comprehensive loss	—	—	—	—	—	(83)	—	(83)	(43)	(126)	—	(126)

Total comprehensive income/ (loss)								7,512	3,577	11,089	—	$11,089
Conversion of Series A Preferred Stock to Series B Preferred Stock	—	5	—	(5)	—	—	—	—	—	—	—
Equity-based compensation and vesting of shares	—	—	—	1,658	—	—	—	1,658	847	2,505	—
Shares withheld for employee taxes	—	—	—	(110)	—	—	—	(110)	(56)	(166)	—
Dividends/Distributions	—	—	—	—	(1,043)	—		(1,043)	(528)	(1,571)	—

Balance at December 31, 2010	$—	$5	$10	$58,954	$6,382	$(665)	$(328)	$64,358	$25,150	$89,508	$—

Comprehensive income / (loss):
Net loss	—	—	—	—	(7,041)	—	—	(7,041)	(3,900)	(10,941)	(1,388)	$(12,329)
Other comprehensive income	—	—	—	—	—	108	—	108	53	161	—	161

Total comprehensive income/ (loss)								(6,933)	(3,847)	(10,780)	(1,388)	$(12,168)
Acquisition / surrender of additional units of consolidated subsidiary, net	—	—	—	91	—	(7)	—	84	(84)	—	—
Shares issued in acquisition of JVB Financial Holdings, LLC	—	—	1	1,531	—	—	—	1,532	—	1,532	—
Acquisition of PrinceRidge Partners, LLC and PrinceRidge Holdings, LP	—	—	—	—	—	—	—	—	—	—	18,502
Equity-based compensation and vesting of shares	—	—	—	3,710	—	—	—	3,710	1,817	5,527	560
Shares withheld for employee taxes	—	—	—	(37)	—	—	—	(37)	(18)	(55)	—
Purchase of common stock for treasury	—	—	—	—	—	—	(1,457)	(1,457)	—	(1,457)	—
Retirement of treasury stock	—	—	(1)	(1,456)	—	—	1,457	—	—	—	—
Redemption of non-controlling interest	—	—	—	—	—	—	—	—	(107)	(107)	(3,536)
Dividends/Distributions	—	—	—	—	(1,603)	—	—	(1,603)	(791)	(2,394)	—

Balance at September 30, 2011	$—	$5	$10	$62,793	$(2,262)	$(564)	$(328)	$59,654	$22,120	$81,774	$14,138

(1)	50,400 shares of the Company’s Common Stock.

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Operating activities
Net income / (loss)	$(12,329)	$7,621
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
(Gain) / loss on repurchase of debt	—	(2,518)
Gain on sale of management contracts	—	(971)
Equity-based compensation	6,087	2,414
Realized loss / (gain) on other investments, at fair value	2,715	6,942
Change in unrealized (gain) / loss on other investments, at fair value	(2,376)	(29,227)
Depreciation and amortization	1,585	1,899
Impairment of goodwill	—	5,607
(Income) / loss from equity method affiliates	(5,368)	(6,004)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	2,942	(572)
(Increase) decrease in investments-trading, net	126,793	(32,948)
(Increase) decrease in other assets, net	2,012	105
(Increase) decrease in receivables under resale agreement	119,499	10,751
Change in receivables from / payables to related parties, net	572	235
(Increase) decrease in restricted cash	2,923	(2,509)
Increase (decrease) in accrued compensation	(8,704)	9,299
Increase (decrease) in accounts payable and other liabilities	(3,780)	3,001
Increase (decrease) in trading securities sold, not yet purchased, net	6,015	(28,208)
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	(51,602)	17,224
Increase (decrease) in securities sold under agreement to repurchase	(185,675)	7,669
Increase (decrease) in deferred income taxes	(1,070)	(330)

Net cash provided by (used in) operating activities	239	(30,520)

Investing activities
Cash paid for acquisition of JVB Financial Holdings, L.L.C., net of cash acquired	(14,956)	—
Cash acquired from acquisition of PrinceRidge Partners, LLC and PrinceRidge Holdings, LP	2,149	—
Purchase of investments-other investments, at fair value	(2,943)	(9,756)
Proceeds from sale of management contracts	—	971
Sales and return of principal of other investments, at fair value	3,980	27,897
Investment in equity method affiliates	(4,723)	(5,198)
Return from equity method affiliates	6,529	3,273
Cash used in other acquisition	—	(297)
Purchase of furniture, equipment, and leasehold improvements	(368)	(682)

Net cash provided (used in) investing activities	(10,332)	16,208

Financing activities
Issuance of debt	—	9,300
Repayment and repurchase of debt	(4,068)	(20,530)
Payments for deferred issuance and financing cost	(264)	(303)
Cash used to net share settle equity awards	(55)	(163)
Purchase of common stock for treasury	(1,457)	—
Redemption of non-controlling interest	(107)	—
Distributions to non-controlling interest	(791)	(264)
Dividends	(1,603)	(521)

Net cash used in financing activities	(8,345)	(12,481)

Effect of exchange rate on cash	125	170

Net increase (decrease) in cash and cash equivalents	(18,313)	(26,623)
Cash and cash equivalents, beginning of period	43,946	69,692

Cash and cash equivalents, end of period	$25,633	$43,069

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

Effective January 1, 2010, the Company ceased to qualify as a REIT. The Company now trades on the NYSE Amex LLC under the ticker symbol “IFMI.” The Company is an investment firm specializing in credit related fixed income investments. As of September 30, 2011, the Company had $8.5 billion in assets under management (“AUM”).

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of the Company’s valuation processes and additional information about unobservable inputs impacting Level 3 measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company will adopt the provisions of ASU 2011-04 effective January 1, 2012, and is currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits companies to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50%. Under this option, a company would no longer be required to calculate the fair value of the reporting unit unless the company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. A company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment tests. A company may resume performing the qualitative assessment in any subsequent period. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. These examples of events and circumstances supersede (1) the previous examples included in Topic 350 of event and circumstances that a company should consider when testing goodwill for impairment between annual tests and (2) the previous examples of events and circumstances that a company having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test, used to measure the amount of the loss, if any. The guidance provided in ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the provisions of ASU 2011-08 effective January 1, 2012, and is currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

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

Cash and cash equivalents and restricted cash: Both restricted and unrestricted cash are carried at historical cost which is assumed to approximate fair value.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of September 30, 2011 and December 31, 2010, the fair value of the Company’s debt was estimated to be $42.6 million and $43.1 million, respectively.

Derivatives: These amounts are carried at fair value. Derivatives are included as a component of investments-trading, trading securities sold, not yet purchased, and other investments, at fair value. See notes 8 and 9. The fair value is based on quoted market prices on an exchange that is deemed to be active.

4. ACQUISITIONS

PrinceRidge

On May 31, 2011, the Operating LLC, PrinceRidge Partners, LLC, a Delaware limited liability company (“PrinceRidge GP”), and PrinceRidge (together with PrinceRidge GP, the “PrinceRidge Entities”), completed the transactions contemplated by the Contribution Agreement (the “Contribution Agreement”), dated April 19, 2011, by and among the Operating LLC and the PrinceRidge Entities. The Operating LLC contributed $45,000 which was comprised of cash, amounts payable, and all of the equity ownership interests in Cohen & Company Capital Markets, LLC (“CCCM”), a broker dealer comprising a substantial part of the Operating LLC’s capital markets segment, to PrinceRidge in exchange for an approximate 70% interest (consisting of equity and profit interests) in each of the PrinceRidge Entities. The transaction was subject to final FINRA approval which was received on October 19, 2011.

Upon the closing of the transactions, the limited liability company agreement of PrinceRidge GP and the limited partnership agreement of PrinceRidge were amended and restated and IFMI, LLC was admitted as a member of PrinceRidge GP and a limited partner in PrinceRidge. The management of PrinceRidge is vested exclusively in PrinceRidge GP. Except as otherwise provided by the limited liability company agreement of PrinceRidge GP, the business and affairs of PrinceRidge GP will be managed under the direction of the Board of Managers of PrinceRidge GP. Following the closing of the transactions contemplated by the Contribution Agreement, PrinceRidge GP’s Board of Managers is comprised of five members: three IFMI, LLC appointees currently, Daniel G. Cohen, Walter Beach and Lance Ullom, all of whom are currently serving on the Company’s Board of Directors and two appointees by the individuals that were members of PrinceRidge GP prior to the transaction, currently John Costas and Michael Hutchins.

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

The PrinceRidge Entities (including the operations of CCCM since its contribution on June 1, 2011) contributed $16,084 of revenue and $3,967 of net loss attributable to the Company for the nine months ended September 30, 2011 and $10,737 of revenue and $3,813 of net loss attributable to the Company for the three months ended September 30, 2011 The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2009:

	Pro forma Year ended December 31,
	2010	2009
Revenue	$150,294	$92,963
Earnings (loss) attributable to IFMI	$5,097	$(13,501)

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date of May 31, 2011.

Total Estimated Fair Value as of Acquisition Date
Assets acquired:
Cash and cash equivalents	$2,149
Receivables from brokers, dealers, and clearing agencies	9,382
Other receivables	1,815
Investments-trading	42,407
Receivables under resale agreements	158,688
Other assets	4,730
Liabilities assumed:
Accrued compensation	(1,725)
Accounts payable and other liabilities	(2,877)
Trading securities sold, not yet purchased	(38,605)
Securities sold under agreement to repurchase	(158,620)

Fair value of existing PrinceRidge net assets	17,344
Purchase price (1)	$18,502

Excess of purchase price over net fair value	1,158
Less amount allocated to intangible asset (2)	(166)

Goodwill (3)	$992

(1)	The purchase price represents the fair value of the redeemable non-controlling interest retained by the members of PrinceRidge other than the Operating LLC. See note 16 for a description of the redeemable non-controlling interest.
(2)	The intangible asset of $166 represents the estimated value of the broker-dealer license which was allocated to the Capital Markets operating segment.
(3)	Goodwill recognized as of the acquisition date was allocated to the Capital Markets operating segment.

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

The purchase price consisted of $5,646 in cash, 313,051 shares of IFMI common stock and 559,020 restricted membership units in the Operating LLC plus a cash amount equal to JVB’s tangible net worth. In addition, the Company agreed to pay $2,482 to the Management Employees in three equal installments, one on each of the first three anniversaries of the closing date of the acquisition, contingent upon each individual’s continued employment at each payment date. Upon the closing of the acquisition, an escrow of $484 was established for the payment of any adjustments to the purchase price based on the final tangible net worth of JVB as of the closing of the transaction and particular indemnities, and $384 was withheld for payment to the Sellers only if a specific revenue target is achieved at the end of the first year of operation following the closing of the transaction. All of the restricted membership units in the Operating LLC were delivered to the Management Employees and will vest in three equal installments on each of the first three anniversaries of the closing date, subject to the terms and conditions contained in each employee’s employment agreement. Once vested, the holder of the restricted membership units in the Operating LLC may require that the Operating LLC redeem such restricted membership units for cash or, at the Company’s option, shares of the common stock of the Company.

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

JVB contributed $14,118 of revenue and $86 of net income to the Company for the nine months ended September 30, 2011 and $5,255 of revenue and $246 of net income to the Company for three months ended September 30, 2011. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2009:

	Pro forma Year ended December 31,
	2010	2009
Revenue	$150,361	$110,589
Earnings (loss) attributable to IFMI	$7,727	$(8,330)

The following table summarizes the calculation of the fair value of consideration transferred by the Company to acquire JVB:

Equity consideration:
Shares of IFMI issued (1)	313,051
Multiplied by (2)	$4.89

Value of stock consideration	$1,531	$1,531
Cash consideration (3)		14,956
Contingent payments due (4)		326

Total purchase price		$16,813

(1)	Excludes 559,020 units of the Operating LLC issued to certain JVB Sellers that will remain employees of JVB. These units vest over a three year period and will be treated as compensation for future service and not part of the purchase price.
(2)	Represents the closing price of IFMI shares on January 13, 2011.
(3)	When closing the transaction, payment was made based on an estimate of JVB’s tangible net worth. However, a mechanism exists in the contract whereby the Company owes additional funds or can recapture funds to the extent JVB’s tangible net worth differed from the amount estimated. The amount of cash consideration represents actual cash paid at closing of $15,044 less $88 receivable from escrowed proceeds for the tangible net worth adjustment. Also, cash consideration excludes $2,482 to be paid over time to the Management Employees. The amount is contingent upon the individuals remaining employees. It is earned ratably over a three-year period. If the employee terminates employment during the three year period, any unearned portion is refundable to the Company. It will be treated as compensation for future services and not part of the purchase price.
(4)	Represents contingent payments due to the Sellers based on performance targets. A specific business unit of JVB is required to earn a minimum amount of revenue within 12 months of the business combination in order for this amount to be due to the owners of JVB. If that threshold is met, the owners of JVB will receive an additional payment of $384 which the Company will treat as contingent consideration. Accordingly, the Company should determine the fair value of this arrangement and record a liability equal to the fair value as of the date of the business combination. The Company has determined that the fair value of this obligation is $326. The Company will carry this liability at fair value and any future adjustments in fair value will be recognized in earnings.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date as of January 1, 2011.

Total Estimated Fair Value as of Acquisition Date
Assets acquired:
Cash and cash equivalents	$91
Restricted cash	100
Investments-trading	31,935
Other assets (1)	1,107
Liabilities assumed:
Payables to brokers, dealers, and clearing agencies	(17,655)
Accounts payable and other liabilities	(1,221)
Trading securities sold, not yet purchased	(4,497)

Fair value of net assets acquired	9,860
Purchase price for net assets acquired	$16,813

Goodwill (2)	$6,953

(1)	Other assets are comprised of a purchase accounting adjustment for $166 which represents the estimated value of the broker-dealer license. The intangible asset of $166 related to the broker-dealer license was allocated to the Capital Markets operating segment.
(2)	Goodwill recognized as of the acquisition date was allocated to the Capital Markets operating segment.

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

Pursuant to the terms of the purchase agreement, the Buyer will pay a purchase price equal to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014 and will assume substantially all of the expenses of managing the Strategos Deep Value funds and the separately managed accounts. In addition, in the first quarter of 2015, the Company will have a one-time option to purchase a right to receive 10% of all revenue earned and collected thereafter related to the Buyer’s fixed income and fixed income related financial services businesses for a purchase price in an amount equal to 20% of revenue earned and collected by the Buyer for the period commencing on January 1, 2014, and ending on December 31, 2014.

In the event the Company exercises its option, the Buyer has the option at December 31, 2015, and each subsequent calendar quarter thereafter to repurchase the 10% share for a purchase price in an amount equal to 30% of revenue earned and collected by the Buyer for the four most recently completed quarters. In connection with the transaction, the Company has entered into an agreement to employ the Buyer to render advice and assistance to the Company with respect to certain securitization vehicles it continues to manage. The assets under management with respect to these certain collateralized debt obligations were $2.9 billion as of September 30, 2011. As compensation, the Buyer will receive 10% of all asset management fees received by the Company related to the Company’s ongoing management of the collateralized debt obligations.

See note 11.

6. RESTRICTED CASH AND RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

The Company held restricted cash of $891 and $3,714 as of September 30, 2011 and December 31, 2010, respectively. The majority of the $891 of restricted cash held by the Company at September 30, 2011 was restricted cash on deposit related to outstanding foreign currency forward contracts. Of the $3,714 of restricted cash held at December 31, 2010, the Company had $1,266 of restricted cash on deposit related to outstanding foreign currency forward contracts and EuroDollar futures contracts and $2,448 of restricted cash held with counterparties of repurchase agreement transactions.

Amounts receivable from and payable to brokers, dealers and clearing agencies consist of the following at September 30, 2011 and December 31, 2010.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2011	December 31, 2010
Receivable from clearing organizations	$26,835	$—
Unsettled regular way trades, net	9,436	—
Deposits with clearing organizations	2,163	793

Receivables from brokers, dealers, and clearing agencies	$38,434	$793

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2011	December 31, 2010
Unsettled regular way trades, net	$—	$14,927
Margin payable	39,779	30,542

Payables to brokers, dealers, and clearing agencies	$39,779	$45,469

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $1,822 and $621 for the nine months ended September 30, 2011 and 2010, respectively, and $839 and $509 for the three months ended September 30, 2011 and 2010, respectively.

7. FINANCIAL INSTRUMENTS

Investments — Trading

The following table provides a detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS — TRADING

(Dollars in Thousands)

	September 30, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations (1)	$12,248	$12,504	$256
U.S. government agency debt securities	28,380	28,400	20
Residential mortgage-backed securities	9,649	9,685	36
Commercial mortgage-backed securities	2,397	1,479	(918)
U.S. Treasury securities	5,597	5,606	9
Interests in securitizations (2)	8,060	7,935	(125)
Small Business Administration (“SBA”) loans	6,769	6,794	25
Corporate bonds and redeemable preferred stock	45,417	44,669	(748)
Foreign government bonds	65	65	—
Municipal bonds	17,561	17,563	2
Certificates of deposit	1,852	1,864	12

Investments-trading	$137,995	$136,564	$(1,431)

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations (1)	$111,587	$110,665	$(922)
Residential mortgage-backed securities	1,238	1,237	(1)
Commercial mortgage-backed securities	4,300	4,279	(21)
U.S. Treasury securities	2,116	1,888	(228)
Interests in securitizations (2)	3,236	4,500	1,264
Small Business Administration (“SBA”) loans	33,270	33,212	(58)
Corporate bonds and redeemable preferred stock	17,234	16,837	(397)
Certificates of deposit	15,159	15,239	80
Equity securities	1,270	1,192	(78)
Eurodollar futures	—	(34)	(34)

Investments-trading	$189,410	$189,015	$(395)

(1)	Includes “to-be-announced” securities (“TBAs”). See note 9.
(2)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.

Trading Securities Sold, Not Yet Purchased

The following table shows the cost and carrying value of all trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	September 30, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities (1)	$279	$295	$(16)
U.S. Treasury securities	13,382	13,598	(216)
Corporate bonds and redeemable preferred stock	53,505	52,835	670
Foreign government bonds	56	56	—
Municipal bonds	115	122	(7)
Certificates of deposit	32	31	1

Total	$67,369	$66,937	$432

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities (1)	$—	$374	$(374)
U.S. Treasury securities	17,360	17,130	230
Corporate bonds	212	213	(1)
Certificates of deposit	98	96	2
Equity securities	6	7	(1)

Total	$17,676	$17,820	$(144)

(1)	Represents TBAs. See note 9.

The Company attempts to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company recognized $2,537 of net trading losses and $6,421 of net trading gains for the nine months ended September 30, 2011 and 2010, respectively, that relate to investments-trading and trading securities sold, not yet purchased still held at September 30, 2011 and 2010, respectively.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	September 30, 2011
Security Type	Cost	Carrying Value	Unrealized Gain /(Loss)
Interests in securitizations (1)	$217	$88	$(129)
Equity Securities:
EuroDekania	7,792	2,999	(4,793)
Star Asia	23,094	38,204	15,110
Tiptree Financial Partners, L.P.(2)	5,561	2,508	(3,053)
Other securities	319	420	101

Total equity securities	36,766	44,131	7,365

Residential loans	289	279	(10)
Foreign currency forward contracts	—	103	103

Other investments, at fair value	$37,272	$44,601	$7,329

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$105	$(112)
Equity Securities:
EuroDekania	7,259	1,258	(6,001)
Star Asia	23,344	38,025	14,681
MFCA (2)	5,561	2,480	(3,081)
Deep Value (3)	—	28	28
Duart Fund	4,500	4,277	(223)
Other securities	342	567	225

Total equity securities	41,006	46,635	5,629

Residential loans	336	303	(33)
Foreign currency forward contracts	—	(492)	(492)

Other investments, at fair value	$41,559	$46,551	$4,992

(1)	Represents an interest in a collateralized debt obligation.
(2)	In June 2011, MFCA was merged into Tiptree Financial Partners, L.P. The Company exchanged 1,000,200 shares of MFCA for 111,133 shares of Tiptree Financial Partners, L.P. Tiptree Financial Partners, L.P. (“Tiptree”), a Delaware limited partnership, is a diversified financial services holding company organized in 2007 that primarily focuses on the acquisition of majority control equity interests in financial services businesses. It is externally managed by Tricadia Capital, a New York based U.S. Securities and Exchange Commission registered investment advisor. The value of the Tiptree shares received equaled the value of the MFCA shares tendered. Accordingly, there was no gain or loss recorded on this transaction. The Company did not consider this exchange a realization event and carried over its cost basis in its investment in MFCA to its cost basis in its investment in Tiptree Financial Partners.
(3)	The Company originally invested $14,506 in Deep Value. The remaining investment represented accumulated unrealized appreciation on this investment. The investment in Deep Value was, at all times during 2009, 2010 and the six months ended June 30, 2011, carried at its estimated fair value. However, for the purposes of the table above and determining the cost basis, the Company treated the redemptions during the year ended December 31, 2010 as first representing a return of investment and second representing a redemption of net appreciation. As of June 30, 2011, Deep Value completed its liquidation.

8. FAIR VALUE DISCLOSURES

Fair Value Option

The Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions of FASB ASC 825, Financial Instruments (“FASB ASC 825”). The primary reason for electing the fair value option when it first became available in 2008, was to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment. In addition, the election was made for certain investments that were previously required to be accounted for under the equity method because their fair value measurements were readily obtainable.

Such financial assets accounted for at fair value include:

•	in general, securities that would otherwise qualify for available for sale treatment;

•	in general, investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies);

•	in general, investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains of $1,222 and $20,717 related to changes in fair value of investments for which it had elected the fair value option during the nine months ended September 30, 2011 and 2010, respectively. The Company recognized net gains of $1,990 and $3,892 related to changes in fair value of investments for which it had elected the fair value option during the three months ended September 30, 2011 and 2010, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2011 and 2010. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	September 30, 2011 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$12,504	$—	$12,288	$216
U.S. government agency debt securities	28,400	58	28,342	—
Residential mortgage-backed securities	9,685	—	1,106	8,579
Commercial mortgage-backed securities	1,479	—	1,409	70
U.S. Treasury securities	5,606	5,606	—	—
Interests in securitizations (1)	7,935	—	134	7,801
SBA loans	6,794	—	6,794	—
Corporate bonds and redeemable preferred stock	44,669	810	43,859	—
Foreign government bonds	65	—	65	—
Municipal bonds	17,563	—	17,141	422
Certificates of deposit	1,864	—	1,864	—

Total investments-trading	$136,564	$6,474	$113,002	$17,088

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	2,999	—	—	2,999
Star Asia (3)	38,204	—	—	38,204
Tiptree Financial Partners L.P. (4)	2,508	—	—	2,508

	43,711	—	—	43,711
Other	420	68	—	352

Total equity securities	44,131	68	—	44,063
Interests in securitizations (1)	88	—	—	88
Residential loans	279	—	—	279
Foreign currency forward contracts	103	103	—	—

Total other investments, at fair value	$44,601	$171	$—	$44,430

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency mortgage-backed securities	$295	$—	$295	$—
U.S. Treasury securities	13,598	13,598	—	—
Corporate bonds and redeemable preferred stock	52,835	678	52,157	—
Foreign government bonds	56	—	56	—
Municipal bonds	122	—	122	—
Certificates of deposit	31	—	31	—

Total trading securities sold, not yet purchased	$66,937	$14,276	$52,661	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.

(2)	Hybrid Securities Fund — European
(3)	Real Estate Fund — Asian
(4)	MFCA, a tax exempt fund was merged into Tiptree Financial Partners, L.P. in June 2011. Tiptree Financial Partners, L.P. is a diversified fund. See note 7.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$110,665	$—	$41,780	$68,885
Residential mortgage-backed securities	1,237	—	1,237	—
Commercial mortgage-backed securities	4,279	—	4,279	—
U.S. Treasury securities	1,888	1,888	—	—
Interests in securitizations (1)	4,500	—	—	4,500
SBA loans	33,212	—	33,212	—
Corporate bonds and redeemable preferred stock	16,837	—	16,837	—
Certificates of deposit	15,239	—	15,239	—
Equity securities	1,192	1,192	—	—
Eurodollar futures	(34)	(34)	—	—

Total investments-trading	$189,015	$3,046	$112,584	$73,385

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	1,258	—	—	1,258
Star Asia (3)	38,025	—	—	38,025
MFCA (4)	2,480	—	—	2,480

	41,763	—	—	41,763

Investment Funds
Deep Value (5)	28	—	—	28
Duart Fund (5)	4,277	—	4,277	—

	4,305	—	4,277	28
Other	567	67	—	500

Total equity securities	46,635	67	4,277	42,291
Interests in securitizations (1)	105	—	—	105
Residential loans	303	—	—	303
Foreign currency forward contracts	(492)	(492)	—	—

Total other investments, at fair value	$46,551	$(425)	$4,277	$42,699

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency mortgage-backed securities	$374	$—	$374	$—
U.S. Treasury securities	17,130	17,130	—	—
Corporate bonds	213	—	213	—
Certificates of deposit	96	—	96	—
Equity securities	7	7	—	—

Total trading securities sold, not yet purchased	$17,820	$17,137	$683	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Hybrid Securities Fund — European
(3)	Real Estate Fund — Asian
(4)	Tax Exempt Fund
(5)	Real Estate Funds

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

U.S. Government Agency Debt Securities: Callable and non-callable U.S. government agency debt securities are measured primarily based on quoted market prices obtained from third party pricing services. Non-callable U.S. government agency debt securities are generally classified within Level 1 of the fair value hierarchy and callable U.S. government agency debt securities are classified within Level 2.

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

Corporate Bonds, Redeemable Preferred Stock, and Foreign Government Bonds: The Company uses recently executed transactions, or third party quotations from independent pricing services to arrive at the fair value of its investments in corporate bonds, redeemable preferred stock and foreign government bonds. These valuations are based on a market approach. The Company generally classifies the fair value of these bonds within Level 2 of the valuation hierarchy. In instances, where the fair values of securities are based on quoted prices in active markets, (for example with redeemable preferred stock) the Company classifies the fair value of these securities within Level 1 of the valuation hierarchy.

Municipal Bonds: Municipal bonds which include obligations of U.S. states, municipalities and political subdivisions primarily include bonds or notes issued by U.S. municipalities. The Company generally values these securities using third party quotations such as market price quotations from third party pricing services. The Company generally classifies the fair value of these bonds within Level 2 of the valuation hierarchy. The valuations are based on a market approach. In instances where the Company is unable to obtain reliable market price quotations from third party pricing services, the Company will use its own internal valuation models. In these cases, the Company will classify such securities as Level 3 within the hierarchy until it is able to obtain third party pricing.

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

TBAs

The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. TBAs are generally classified within Level 2 of the fair value hierarchy. If there is limited transaction activity or less transparency to observe market based inputs to valuation models, TBAs are classified in Level 3 of the fair value hierarchy. U.S. government agency mortgage-backed securities and collateralized mortgage obligations include TBAs. Unrealized gains on TBAs are included in investments-trading on the Company’s consolidated balance sheets and unrealized losses on TBAs are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 9.

Trading Securities Sold, Not Yet Purchased: The securities are valued using quoted active market prices of the securities sold and are generally categorized within Level 1 or 2 of the valuation hierarchy depending on the type of investment sold. For a discussion of the valuation methodology used for U.S. government agency mortgage-backed securities, refer to “U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations.” For a discussion of the valuation methodology used for U.S. Treasury securities, refer to “U.S. Treasury Securities.” For a discussion of the valuation methodology for corporate bonds, redeemable preferred stock and foreign government bonds, refer to “Corporate Bonds, Redeemable Preferred Stock and Foreign Government Bonds.” For a discussion of the valuation methodology for municipal bonds, refer to “Municipal Bonds.” For a discussion of the valuation methodology for certificates of deposit, refer to “Certificates of Deposit.” For a discussion of the valuation methodology for equity securities, refer to “Equity Securities.” For a discussion of the valuation methodology for TBAs, refer to “Derivatives-TBAs.”

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the nine and three months ended September 30, 2011 and 2010.

LEVEL 3 INPUTS

Nine Months Ended September 30, 2011

(Dollars in Thousands)

	January 1, 2011	Net realized/unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3		Sales (1)	September 30, 2011	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income / (loss)		Purchases
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$68,885	$584	$—	$4,332	$20,805	$(94,390)	$216	$10
Residential mortgage-backed securities	—	(159)	—	7,814	4,494	(3,570)	8,579	10
Commercial mortgage-backed securities	—	(825)	—	—	1,233	(338)	70	(656)
Interests in securitizations (3)	4,500	5,480	—	—	10,364	(12,543)	7,801	(298)
Municipal bonds	—	4	—	—	977	(559)	422	1
Certificates of deposit	—	3	—	—	761	(764)	—	—
Equity securities	—	(42)	—	—	70	(28)	—	—

Total investments-trading	$73,385	$5,045	$—	$12,146	$38,704	$(112,192)	$17,088	$(933)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$1,258	$—	$1,208	$—	$533	$—	$2,999	$1,208
Star Asia (5)	38,025	—	429	—	226	(476)	38,204	429
Tiptree Financial Partners, L.P. (6)	2,480	—	28	—	—	—	2,508	28

	41,763	—	1,665	—	759	(476)	43,711	1,665

Investment Funds
Deep Value (7)	28	—	(9)	—	—	(19)	—	—

	28	—	(9)	—	—	(19)	—	—

Other	500	—	(125)	—	36	(59)	352	(125)

Total equity securities	42,291	—	1,531	—	795	(554)	44,063	1,540
Interests in securitizations (3)	105	—	(17)	—	—	—	88	(17)
Residential loans	303	—	23	—	—	(47)	279	23

Total other investments, at fair value	$42,699	$—	$1,537	$—	$795	$(601)	$44,430	$1,546

(1)	Includes return of principal/capital of interests in securitizations and investment funds. The sale of $476 attributable to Star Asia represents the transfer of 54,452 shares of Star Asia to an employee for services rendered during 2010. See note 23.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds — European
(5)	Real Estate Funds — Asian
(6)	MFCA, a tax exempt fund, was merged into Tiptree Financial Partners, L.P. in June 2011. Tiptree Financial Partners, L.P. is a diversified fund. See note 7.
(7)	Real Estate Funds

LEVEL 3 INPUTS

Nine Months Ended September 30, 2010

(Dollars in Thousands)

	January 1, 2010	Net realized/unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	September 30, 2010	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income / (loss)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$—	$(532)	$—	$7,281	$58,656	$65,405	$(395)
Interests in securitizations (3)	9,110	10,413	—	—	(7,153)	12,370	4,703
TruPS (4)	3,380	5,322	—	—	(8,702)	—	—

Total investments-trading	$12,490	$15,203	$—	$7,281	$(42,801)	$77,775	$4,308

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (5)	$451	$—	$444	$—	$282	$1,177	$444
Star Asia (6)	14,058	—	15,096	—	3,225	32,379	15,096
MFCA (7)	2,380	—	91	—	—	2,471	91

	16,889	—	15,631	—	3,507	36,027	15,631

Investment Funds
Brigadier (8)	—	—	(81)	4,216	(3,683)	452	(3,802)
Deep Value (9)	19,236	—	4,482	—	(17,330)	6,388	1,658

	19,236	—	4,401	4,216	(21,013)	6,840	(2,144)

Other	98	—	(39)	—	—	59	(39)

Total equity securities	36,223	—	19,993	4,216	(17,506)	42,926	13,448
Interests in securitizations (3)	2,380	—	3,441	—	(5,576)	245	75
Residential loans	260	—	60	—	(53)	267	60

Total other investments, at fair value	$38,863	$—	$23,494	$4,216	$(23,135)	$43,438	$13,583

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	The fair value of investments in TruPS was estimated using valuation models prepared by the Company’s management and was classified as Level 3 of the valuation hierarchy. These valuation models were based on an income approach. These investment securities generally did not trade in an active market and, therefore, observable price quotations were not available. Fair value was determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.
(5)	Hybrid Securities Funds — European
(6)	Real Estate Funds — Asian
(7)	Tax Exempt Funds
(8)	Multi-Strategy Credit Funds
(9)	Real Estate Funds

LEVEL 3 INPUTS

Three Months Ended September 30, 2011

(Dollars in Thousands)

	June 30, 2011	Net realized/unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3		Sales (1)	September 30, 2011	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income / (loss)		Purchases
Assets:

Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$8,619	$132	$—	$—	206	$(8,741)	$216	$10
Residential mortgage-backed securities	1,473	(159)	—	7,814	3,021	(3,570)	8,579	10
Commercial mortgage-backed securities	1,347	(939)	—	—	—	(338)	70	(770)
Interests in securitizations (3)	7,291	(758)	—	—	2,263	(995)	7,801	(615)
Municipal bonds	—	4	—	—	977	(559)	422	1
Certificates of deposit	1	—	—	—	—	(1)	—	—
Equity securities	98	(72)	—	—	—	(26)	—	—

Total investments-trading	$18,829	$(1,792)	$—	$7,814	$6,467	$(14,230)	$17,088	$(1,364)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$3,410	$—	$(411)	$—	$—	$—	$2,999	$(411)
Star Asia (5)	35,761	—	2,443	—	—	—	38,204	2,443
Tiptree Financial Partners, L.P. (6)	2,551	—	(43)	—	—	—	2,508	(43)

	41,722	—	1,989	—	—	—	43,711	1,989

Other	265	—	87	—	—	—	352	87

Total equity securities	41,987	—	2,076	—	—	—	44,063	2,076
Interests in securitizations (3)	105	—	(17)	—	—	—	88	(17)
Residential loans	276	—	18	—	—	(15)	279	18

Total other investments, at fair value	$42,368	$—	$2,077	$—	$—	$(15)	$44,430	$2,077

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds — European
(5)	Real Estate Funds — Asian
(6)	MFCA, a tax exempt fund, was merged into Tiptree Financial Partners, L.P. in June 2011. Tiptree Financial Partners, L.P. is a diversified fund. See note 7.

LEVEL 3 INPUTS

Three Months Ended September 30, 2010

(Dollars in Thousands)

	June 30, 2010	Net realized/unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	September 30, 2010	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income / (loss)

Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$7,057	$(464)	$—	$—	$58,812	$65,405	$(341)
Interests in securitizations (3)	15,844	3,283	—	—	(6,757)	12,370	(3,097)

Total investments-trading	$22,901	$2,819	$—	$—	$52,055	$77,775	$(3,438)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$474	$—	$421	$—	$282	$1,177	$421
Star Asia (5)	31,031	—	1,348	—	—	32,379	1,348
MFCA (6)	2,450	—	21	—	—	2,471	21

	33,955	—	1,790	—	282	36,027	1,790

Investment Funds
Brigadier (7)	414	—	(1)	—	39	452	(1)
Deep Value (8)	17,338	—	2,105	—	(13,055)	6,388	(719)

	17,752	—	2,104	—	(13,016)	6,840	(720)

Other	59	—	—	—	—	59	—

Total equity securities	51,766	—	3,894	—	(12,734)	42,926	1,070
Interests in securitizations (3)	369	—	175	—	(299)	245	(124)
Residential loans	263	—	16	—	(12)	267	16

Total other investments, at fair value	$52,398	$—	$4,085	$—	$(13,045)	$43,438	$962

(1)	Includes return of principal/capital of interests in securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at the end of the period.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds — European
(5)	Real Estate Funds — Asian
(6)	Tax Exempt Funds
(7)	Multi-Strategy Credit Funds
(8)	Real Estate Funds

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

Investments-trading: During the nine months ended September 30, 2011, there were transfers of $12,146 into Level 3, comprised of $4,332 related to one U.S. government agency mortgage backed security which was transferred into Level 3 during the first quarter of 2011 and $7,814 related to certain residential mortgage-backed securities that were transferred into Level 3 during the third quarter of 2011. In the case of the U.S. government agency mortgage-backed security, as of December 31, 2010, the Company was able to obtain a reliable quote from a third party pricing service. During the period of time that the Company held the U.S. government agency mortgage-backed security in 2011, the Company was unable to obtain a reliable quote and relied upon an internal valuation model. In the case of the residential mortgage-backed securities, the Company was unable to obtain reliable quotes from a third party pricing service and relied upon internal valuation models. During the nine months ended September 30, 2010, the transfers into Level 3 reflect the transfer from Level 2 of the Company’s investments in certain U.S. government agency collateralized mortgage obligations, specifically agency inverse interest only securities, due to the fact that these securities were not very liquid, pricing discovery was challenging and there was decreased observability of inputs. During the three months ended September 30, 2010, there were no transfers into or out of Level 3.

Other investments, at fair value: During the nine and three months ended September 30, 2011, there were no transfers into or out of Level 3. During the nine months ended September 30, 2010, the transfers in to Level 3 reflect the transfer from Level 2 of our investment fund, Brigadier, due to the fact that the investment was not currently redeemable. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective for the second quarter of 2010, the Brigadier fund ceased permitting redemptions until final liquidation. Therefore, no investor requested redemptions were allowed. The Brigadier fund completed its liquidation during the fourth quarter of 2010. The fund distributed 90% of its net asset value to its unit holders during the second quarter of 2010, and the remaining 10% was distributed upon the completion of the final audit and settlement of expenses of the fund in the fourth quarter of 2010. During the three months ended September 30, 2010, there were no transfers in or out of Level 3.

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at September 30, 2011 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,999	N/A	N/A	N/A
Star Asia (b)	38,204	N/A	N/A	N/A
Tiptree Financial Partners, L.P. (c)	2,508	N/A	N/A	N/A

	$43,711

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at December 31, 2010 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$1,258	N/A	N/A	N/A
Star Asia (b)	38,025	N/A	N/A	N/A
MFCA (c)	2,480	N/A	N/A	N/A

	41,763

Investment Funds:
Deep Value (d)	28	—	N/A	N/A
Duart Fund (e)	4,277	—	Quarterly	90 days

	4,305	—

Total	$46,068	$—

N/A — Not applicable.

(a)	EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe (“EuroTruPS”); widely syndicated leveraged loans issued by European corporations CMBS, including subordinated interests in first mortgage real estate loans (“B-Notes”); and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using a series of internal valuation models that use both the market and income approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $44,956 as of September 30, 2011 and $44,760 as of December 31, 2010.
(c)	MFCA’s investment strategy was to make direct and indirect investments in certain securities whose interest payments are exempt from U.S. federal income taxes consisting of long-term obligations issued by or on behalf of non-profit institutions and state authorities in the healthcare, education, cultural, philanthropic, research, service/advocacy, infrastructure and housing sectors. The fair value of the investment in MFCA had been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company did not manage MFCA. Therefore, the Company used the latest reported net asset value from the third party manager. From time to time, this may have been one quarter in arrears. In June 2011, MFCA was merged into Tiptree Financial Partners, L.P. The investment strategy of Tiptree Financial Partners, L.P. is currently focused on investing in (a) specialty finance companies; (b) alternative asset management companies, and (c) diversified credit assets and related equity interests. Tiptree primarily seeks to acquire majority ownership interests in its investees. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(d)	Deep Value’s investment strategy was to make investments in securities secured by, or related to, residential and commercial real estate including RMBS, equity and debt investments in collateralized debt obligations that were collateralized mainly by RMBS, senior and subordinated mortgage notes, preference shares and whole loans secured by or related to residential real estate and other related securities and derivatives referencing the foregoing. The fund could also invest in CMBS and other securities and debt secured by or relating to commercial real estate. This was a closed-end fund that did not allow redemptions. The expected term of the fund was three years, with two optional one-year extensions. As of June 30, 2011, Deep Value liquidated all of its investments and distributed all of its remaining cash. The fair value of the investment in this category was estimated using the net asset value per share of the investments in accordance with the “practical expedient” provisions of FASB ASC 820.
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

The Company did not have any assets measured at fair value on a non-recurring basis as of September 30, 2011. The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2010 aggregated by the level in the fair value hierarchy within which the measurements fell:

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

(Dollars in Thousands)

	December 31, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill (Cira SCM)	$3,121	$—	$—	$3,121

The Company determined the fair value of its goodwill related to the Cira SCM, LLC (“Cira SCM”) acquisition using a discounted cash flow model, which was based on an income approach. This value was determined in accordance with its annual impairment test performed in 2010. An impairment charge of $5,607 was recorded during the third quarter of 2010. See notes 5 and 11 for discussion of the goodwill related to Cira SCM.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets. As of September 30, 2011 and December 31, 2010, the Company had 190 outstanding foreign currency forward contracts with a notional amount of 12.5 million Japanese Yen per contract. Subsequent to September 30, 2011, the Company terminated all of the Yen forward currency contracts.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures. The Company carries the EuroDollar futures contracts at fair value and includes them as a component of investments-trading in the Company’s consolidated balance sheets. As of September 30, 2011, the Company had no outstanding EuroDollar future contracts. As of December 31, 2010, the Company had 87 outstanding EuroDollar futures contracts with a notional amount of $1 million per contract and a duration of three months.

TBAs

The Company trades U.S. Government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments–trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2011, the Company had entered into six open TBA sale agreements in the notional amount of $6,590 and three open TBA purchase agreements in the notional amount of $1,680. At December 31, 2010, the Company had entered into four open TBA sale agreements in the notional amount of $157,500 and one open TBA purchase agreement in the notional amount of $50,000.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value recognized in the consolidated balance sheets as of September 30, 2011 and December 31, 2010.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Balance Sheet Classification	Unrealized Gain / (Loss) as of September 30, 2011	Unrealized Gain / (Loss) as of December 31, 2010
Foreign currency forward contracts	Other investments, at fair value	$103	$492
EuroDollar futures contracts	Investments-trading	—	(34)
TBAs	Investments-trading	5	1,473
TBAs	Trading securities sold not yet purchased	(13)	(374)

		$95	$1,557

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations for the nine and three months ended September 30, 2011 and 2010:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Income Statement Classification	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Foreign currency forward contracts	Revenues — principal transactions and other income / (loss)	$(1,492)	$(1,734)
EuroDollar futures contracts	Revenues — net trading	(2)	(140)
TBAs	Revenues — net trading	(9,272)	—

		$(10,766)	$(1,874)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Income Statement Classification	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Foreign currency forward contracts	Revenues — principal transactions and other income / (loss)	$(1,273)	$(1,220)
EuroDollar futures contracts	Revenues — net trading	—	(86)
TBAs	Revenues — net trading	(1,302)	—

		$(2,575)	$(1,306)

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

At September 30, 2011, the Company held reverse repurchase agreements of $39,189 and the fair value of securities received as collateral under reverse repurchase agreements was $41,802. At December 31, 2010, the Company did not hold reverse repurchase agreements. Substantially all of the collateral for reverse repurchase agreements was re-pledged as collateral for repurchase agreements.

At September 30, 2011 and December 31, 2010, the Company had repurchase agreements of $42,761 and $69,816, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $45,037 and $75,562, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

11. GOODWILL

The following table presents goodwill as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Cira SCM	$3,121	$8,728
Impairment of goodwill	—	(5,607)

	3,121	3,121
AFN acquisition	110	110
JVB acquisition	6,953	—
PrinceRidge acquisition	992	—

Total	$11,176	$3,231

The goodwill attributable to AFN relates to the acquisition of AFN in December 2009. The goodwill attributable to JVB relates to the acquisition of JVB in January 2011. The goodwill attributable to PrinceRidge relates to the acquisition of PrinceRidge on May 31, 2011. See note 4.

The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. Any impairment loss is reflected as a component of operating expenses in the consolidated statements of operations. The Company performs its annual impairment test of goodwill: July 1 for Cira SCM, October 1 for AFN, January 1 for JVB and May 31 for PrinceRidge.

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

During the second quarter of 2011, the Company received an incentive fee from the Strategos Deep Value funds related to a second fund which was liquidated. The Company deemed this event to be a triggering event as well, and tested the Cira SCM goodwill for impairment. The Company concluded that the goodwill was not impaired as of July 1, 2011 (annual impairment testing date).

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

As of December 31, 2010, the Company had five equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; and (v) Duart Capital. As of September 30, 2011, the Company had seven equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity, LLC (“Star Asia Opportunity”); (vi) Star Asia Capital Management LLC (“Star Asia Capital”); and (vii) Duart Capital. See note 24 for a discussion of Star Asia Opportunity and Star Asia Capital. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in
	Star Asia Manager	Deep Value GP	Deep Value GP II	Star Asia SPV	Star Asia Opportunity	Star Asia Capital	Duart Capital	Total
Balance at January 1, 2011	$202	$269	$31	$1,604	$—	$—	$—	$2,106
Investments / advances	—	—	—	6	4,055	6	760	4,827
Distributions/repayments	(500)	(4,522)	—	(1,507)	—	—	—	(6,529)
Earnings / (loss) realized	1,337	4,367	2	385	26	11	(760)	5,368

Balance at September 30, 2011	$1,039	$114	$33	$488	$4,081	$17	$—	$5,772

During the second quarter of 2011, another Strategos Deep Value fund for which Deep Value GP served as the general partner was substantially liquidated. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized an incentive fee earned in the amount of $8,719 in the second quarter of 2011. The Company owns 50% of the Deep Value GP. Therefore, the Company’s share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates. This incentive fee is included in the earnings / (loss) realized line item of the $4,367 in the table above.

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	September 30, 2011	December 31, 2010
Total Assets	$309,989	$436,720

Liabilities	123,059	$151,969
Equity attributable to the investees	185,908	283,684
Non-controlling interest	1,022	1,067

Liabilities & Equity	$309,989	$436,720

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$12,575	$39,164	$8,805	$65,085

Net income attributable to the investees	$12,363	$39,079	$8,850	$64,898

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

Other assets at September 30, 2011 and December 31, 2010 included:

	September 30, 2011	December 31, 2010
Deferred financing costs	$403	$282
Deferred solicitation costs	15	496
Prepaid expenses	4,320	3,710
Security deposits	2,818	2,022
Miscellaneous other assets	1,093	1,147
Cost method investment	250	250
Furniture, equipment and leasehold improvements, net	3,949	2,279
Intangible assets	538	206
Equity method affiliates	5,772	2,106

Other assets	$19,158	$12,498

Accounts payable and other liabilities include accounts payable, rent payable, payroll tax liabilities, severance payable, accrued interest payable, accrued income taxes, guarantee liabilities related to Alesco XIV (see note 21), deferred income, withdrawal payable to the partner related to the redeemable non-controlling interest and other general accrued expenses. See note 16.

Accounts payable and other liabilities at September 30, 2011 and December 31, 2010 included:

	September 30, 2011	December 31, 2010
Accounts payable	$1,997	$1,169
Rent payable	1,379	829
Accrued interest payable	1,025	709
Income and payroll taxes payable	1,624	1,567
Guarantee liability	1,084	1,084
Deferred income	2,869	4,400
Non-controlling interest redemption payable	3,215	—
Other general accrued expenses	2,943	3,407

Accounts payable and other liabilities	$16,136	$13,165

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company; and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of September 30, 2011, the Company has drawn this conclusion.

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

As of September 30, 2011, the Company has variable interests in various securitizations but it has determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the nine and three months ended September 30, 2011 and 2010 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2011 and December 31, 2010.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of the two trust VIEs that hold the Company’s junior subordinated notes (see note 15) and the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2011 and December 31, 2010.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	$2,230	$2,230	$2,230
	September 30, 2011
	Carrying Amount		Maximum Exposure to loss in non-consolidated VIEs
	Other Receivables	Other Investments, at Fair Value
Managed VIEs	$1,556	$—	$1,556
Third party managed VIEs	57	88	145

Total	$1,613	$88	$1,701

	December 31, 2010
	Carrying Amount		Maximum Exposure to loss in non-consolidated VIEs
	Other Receivables	Other Investments, at Fair Value
Managed VIEs	$2,087	$—	$2,087
Third party managed VIEs	143	105	248

Total	$2,230	$105	$2,335

15. DEBT

The Company had the following debt outstanding as of September 30, 2011 and December 31, 2010, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2011	December 31, 2010	Interest Rate Terms		Weighted Average Interest Rate @ 09/30/2011	Weighted Average Contractual Maturity
2010 Credit Facility	$2,908		$2,908	$6,976	6.00%		6.00%	September 2012
Contingent convertible senior notes	19,506	(1)	19,387	19,104	8.75%		8.75%	May 2027 (2)
Junior subordinated notes	49,614	(3)	17,020	17,160	7.43%		7.43%	August 2036
Subordinated notes payable	1,469		1,469	1,448	12.00	%(4)	12.00%	June 2013

Total			$40,784	$44,688

(1)	Comprised of $11,885 principal amount of the Company’s outstanding 7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”) and $7,621 aggregate principal amount of the Company’s outstanding 10.50% Contingent Convertible Senior Notes due 2027 (the “New Notes”).
(2)	The Company may redeem all or part of the $11,885 principal amount of the Old Notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the Old Notes may require the Company to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the Old Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the Old Notes are required to provide notice to the Company of their plan to redeem the notes at any time during the 30 days prior to May 15, 2012, May 15, 2017, and May 15, 2022. The first date at which holders of the New Notes can require the Company to repurchase the New Notes is May 15, 2014.
(3)	The outstanding par represents the total par amount of the junior subordinated notes held by two separate VIE trusts. The Company does not consolidate these trusts. The Company holds $1,489 par value of these junior subordinated notes. These notes held by the Company have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.
(4)	Comprised of 9% paid currently and 3% paid in kind.

Refer to note 18 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s debt.

On June 20, 2011, the Company commenced an offer to exchange (the “Exchange Offer”), at the election of each holder, any and all of the Company’s outstanding 7.625% Contingent Convertible Senior Notes due 2027. Under the terms and subject to the conditions of the Exchange Offer, for each validly tendered and accepted $1,000 principal amount of the Old Notes, an eligible holder received $1,000 principal amount of a new series of 10.50% Contingent Convertible Senior Notes due 2027. The Exchange Offer expired on July 19, 2011. The purpose of the offer was to improve the Company’s financial flexibility by extending the first date at which holders of the Old Notes can require the Company to repurchase the Old Notes from May 15, 2012 to May 15, 2014.

In July 2011, $7,621 aggregate principal amount of the Old Notes were tendered for exchange, representing approximately 39% of the principal amount of the Old Notes outstanding. In accordance with the terms of the Exchange Offer, the Company issued $7,621 aggregate principal amount of a new series of 10.50% Contingent Convertible Senior Notes due 2027 in exchange for the $7,621 aggregate principal amount of the Old Notes that were tendered. The Company also paid in cash all accrued and unpaid interest on the Old Notes tendered and accepted in the Exchange Offer to, but not including, the settlement date. For the nine and three months ended September 30, 2011, the Company wrote off $95 of the amortization of discount related to the Old Notes and included it as a component of interest expense in the Company’s consolidated statements of operations.

Effective in October 2011, the Company completed a privately negotiated exchange of $500 in aggregate principal balance of Old Notes. The terms of this exchange were the same as the Exchange Offer which was completed in July 2011.

The Company has granted its bank lenders a security interest in certain securities that are currently included in other investments, at fair value with a carrying value of $38,307 as of September 30, 2011 and certain investments in equity method affiliates with a carrying value of $488 as of September 30, 2011.

16. REDEEMABLE NON-CONTROLLING INTEREST (TEMPORARY EQUITY)

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

In June 2011, one partner withdrew from PrinceRidge and, therefore, the Company reclassified $3,536 from redeemable non-controlling interest to accounts payable and other liabilities. Per the terms of the operating agreement, PrinceRidge must redeem the partner’s equity interests over a five year period. The amount actually due to the withdrawing partner will fluctuate over time based on the operating results of PrinceRidge. The carrying value of the liability owed to the withdrawing partner will be recorded at the amount owed as of each balance sheet date. Any increases or decreases in the amount owed will be recorded as interest income or expense and will be included in the non operating section of the consolidated statement of operations. As of September 30, 2011, the withdrawal payable to the partner was $3,215. See note 13.

17. PERMANENT EQUITY

Stockholders’ Equity

Common Equity. The following table reflects the activity for the nine months ended September 30, 2011 related to the number of shares of unrestricted common stock that the Company had issued as of September 30, 2011:

Common Stock Shares

Balance at December 31, 2010 (1)	10,370,858
Shares issued in acquisition of JVB Financial Holdings, LLC	313,051
Vesting of shares	120,024
Shares withheld for employee taxes	(16,236)
Retirement of common stock held as treasury stock	(647,701)

Balance at September 30, 2011 (1)	10,139,996

(1)	Includes 50,400 shares of the Company’s common stock held as treasury stock.

In August 2011, the Company repurchased 647,701 shares of its common stock from an unrelated third party in a privately negotiated transaction. The aggregate purchase price was $1,457, which represented a per share price of $2.25. The Company subsequently retired the common stock. In conjunction with this repurchase, IFMI surrendered an equal number of units to the Operating LLC.

Acquisition and Surrender of Additional Units of the Operating LLC, net. Effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) which was approved by IFMI’s Board of Directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of IFMI’s common stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its common stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. During the nine months ended September 30, 2011, the Operating LLC issued to IFMI 306,677 units related to the UIS Agreement.

Also, during the nine months ended September 30, 2011, the Operating LLC issued to IFMI 313,051 units related to an equal share issuance by IFMI in conjunction with the acquisition of JVB.

In summary, during the nine months ended September 30, 2011, IFMI surrendered (net of acquisitions) 27,973 additional units of the Operating LLC pursuant to the UIS Agreement, as a result of the JVB acquisition, and as a result of the retirement of common stock. The Company recognized a net increase in additional paid in capital of $91 and a net decrease in accumulated other comprehensive loss of $7 with an offsetting decrease in non-controlling interest of $84 in connection with the acquisition and surrender of additional units of Operating LLC.

The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI:

	September 30, 2011	September 30, 2010
Net income / (loss) attributable to IFMI	$(7,041)	$4,976
Transfers (to) from the non-controlling interest:
Increase in IFMI’s paid in capital for the acquisition / (surrender) of additional units of consolidated subsidiary, net	91	—

Changes from net income attributable to IFMI and transfers (to) from non-controlling interest	$(6,950)	$4,976

Non-Controlling Interest

During the third quarter of 2011, one member of the Operating LLC redeemed 31,554 membership units for $107 in cash.

18. INCOME TAXES

The Company recorded a tax benefit for the nine and three months ended September 30, 2011 of $917 and $571, respectively. Based on the operating results during the nine month period as well as expectations for the remainder of 2011, the Company expects to incur a taxable loss during 2011. Therefore, the Company has recorded a tax benefit for the current year U.S. federal and state net operating losses to the extent that deferred tax liabilities are scheduled to reverse during the carry-forward periods available for U.S. federal and various U.S. state jurisdictions. Accordingly, the Company booked a tax benefit representing the increase in the deferred tax asset for net operating losses incurred during the current year (net of related valuation allowance).

See note 21 to the December 31, 2010 consolidated financial statements of the Company as filed in the Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

19 . NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

The Company has four U.S. broker-dealers: Cohen & Company Securities, LLC (“CCS”), CCCM, JVB, and the PrinceRidge Group. As of September 30, 2011, CCS’s adjusted net capital was $3,839, which exceeded the minimum requirement by $3,739. As of September 30, 2011, CCCM’s adjusted net capital was $21,169, which exceeded the minimum requirements by $20,776. As of September 30, 2011, JVB’s adjusted net capital was $8,409, which exceeded the minimum requirements by $8,181. The PrinceRidge Group was acquired by the Company on May 31, 2011. As of September 30, 2011, The PrinceRidge Group had net capital of $4,464, which exceeded the minimum requirement of $250 by $4,214.

EuroDekania Management Limited, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of September 30, 2011, the total minimum required net liquid capital was $1,544, and net liquid capital in EuroDekania Management Limited was $5,504 which exceeded the minimum requirements by $3,960 and was in compliance with the net liquid capital provisions.

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

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income / (loss) attributable to IFMI	$(4,045)	$1	$(7,041)	$4,976
Add (deduct): Income / (loss) attributable to the non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(2,305)	(138)	(3,900)	2,645
Add (deduct): Adjustment for income tax benefit (expense) (2)	247	139	440	(104)

Net income / (loss) on a fully converted basis	$(6,103)	$2	$(10,501)	$7,517

Weighted average common shares outstanding – Basic	10,594,916	10,428,481	10,772,106	10,391,679
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,258,176	5,283,556	5,275,096	5,283,556
Restricted Operating LLC membership units exchangeable into IFMI shares (3)(5)	—	—	—	—
Restricted stock of IFMI shares (4) (5)	—	—	—	—

Weighted average common shares outstanding – Diluted	15,853,092	15,712,037	16,047,202	15,675,235

Net income / (loss) per common share-Basic	$(0.38)	$—	$(0.65)	$0.48

Net income / (loss) per common share-Diluted	$(0.38)	$—	$(0.65)	$0.48

(1)	The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the three and nine months ended September 30, 2011 and 2010) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share because they are not anti-dilutive using the if-converted method.
(2)	If the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.
(3)	Restricted Operating LLC membership units do not participate in the earnings of the Company until the restricted Operating LLC membership units vest, therefore, such restricted Operating LLC membership units are included as incremental shares in the diluted calculation pursuant to the treasury stock method as long as the effect is dilutive.
(4)	Excludes shares of restricted stock that are considered participating securities since such shares participate in all of the earnings of the Company in the computation of basic earnings per share, and therefore, such shares of restricted stock are not included as incremental shares in the diluted calculation.
(5)	Due to the net loss for the three and nine months ended September 30, 2011, the weighted average shares calculations exclude the effect of (i) restricted Operating LLC membership units exchangeable into IFMI shares of 0 and 2,409 for the three and nine months ended September 30, 2011, respectively; and (ii) restricted stock of IFMI shares of 4,075 and 19,375 for the three and nine months ended September 30, 2011, respectively because these instruments are anti-dilutive.

21 . COMMITMENTS AND CONTINGENCIES

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

On April 13, 2011, Cohen Legacy, LLC, as successor in interest to Alesco Loan Holdings Trust, received a complaint titled Massachusetts Mutual Life Insurance Company v. JPMorgan Chase Bank, N.A; J.P Morgan Mortgage Acquisition Corporation; J.P. Morgan Securities LLC; J.P Morgan Acceptance Corporation I; David M. Duzyk; Louis Schioppo, Jr.; William A. King; EMC Mortgage Corporation; Structured Asset Mortgage Investments II Inc.; Bear Stearns Asset Backed Securities I LLC; Cohen Legacy, LLC; Jeffrey L. Verschleiser; Michael B. Nierenberg; Jeffrey Mayer; Thomas F. Marano; Joseph T. Jurkowski, Jr.; Matthew E. Perkins; Samuel L. Molinaro, Jr.; WAMU Asset Acceptance Corporation; WAMU Capital Corporation; Washington Mutual Mortgage Securities Corporation; Richard Careaga; David Beck; Diane Novak; Thomas Green; and Rolland Jurgens. The action is pending in the U.S. District Court for the District of Massachusetts and alleges that certain residential mortgage-backed securities (“RMBS”) were sold to the plaintiff pursuant to public filings and offering materials that contained untrue statements and omissions of material facts in violation of the Massachusetts Uniform Securities Act. The plaintiff has stated that it will seek statutory damages, including interest, or will make or arrange a tender of the RMBS before entry of judgment. The Company will vigorously defend the claims. On July 1, 2011, Cohen Legacy, LLC along with the other defendants, filed motions to dismiss the complaint. On September 29, 2011, the plaintiff filed a Notice of Voluntary Dismissal, dismissing all claims against Alesco Loan Holdings Trust without prejudice.

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

Non-Profit Preferred Funding I (“NPPF I”) Arrangement with Merrill Lynch Portfolio Management, Inc.

On December 27, 2007, Merrill Lynch Portfolio Management, Inc. (the “NPPF I Trustor”) and the trustee of the NPPF I collateralized debt obligation entered into a loan agreement whereby the NPPF I Trustor made an initial $3,000 advance to the NPPF I collateralized debt obligation so that additional funds would be available for the most junior collateralized debt obligation certificate holders in future distributions of collateralized debt obligation waterfall payments. At each waterfall payment date, the advance is repaid in full and the NPPF I Trustor re-advances a scheduled amount to the collateralized debt obligation trust. The scheduled amounts will decrease by $300 on each distribution date through September 15, 2012. The advance does not bear interest. The Company is not a party to this agreement and is not obligated to provide reimbursement for any outstanding advances to NPPF I Trustor. As of September 30, 2011, the outstanding advance between NPPF I Trustor and Merrill Lynch Portfolio Management, Inc. was $600.

As an accommodation to the NPPF I Trustor, the Company agreed to pay 6% simple interest on the advance via a side letter agreement entered into on December 27, 2007 between the Company and the NPPF I Trustor. The Company is only obligated to pay interest on outstanding advances. The side letter will terminate on the earlier of the payment in full of all advances and December 2014. The Company accounts for the interest on the outstanding advances as a reduction to revenue since these interest payments are deemed a direct reduction of the Company’s on-going revenue that otherwise would have been earned for the duration of the trust. The reduction in revenue earned by the Company for the nine months ended September 30, 2011 and 2010 was $43 and $70, respectively, and for the three months ended September 30, 2011 and 2010 was $12 and $21, respectively. The potential additional liability the Company would have, assuming the $600 advance (as of September 30, 2011) to the NPPF I Trust remained outstanding through December 2014 would be approximately $117.

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

FundCore Finance Group Venture

In January 2011, the Company entered into an arrangement with FundCore Finance Group to create a commercial real estate conduit lender. The Company’s $25 million capital commitment, combined with the warehouse financing, was to be used to originate, fund, and eventually securitize commercial real estate fixed rate loans. As of August 2011, warehouse financing had not been obtained and the Company had not funded any of this commitment. The Company terminated the agreement in August 2011.

22. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the nine and three months ended September 30, 2011 and 2010 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

As of and for the nine months ended September 30, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$57,522	$—	$—	$57,522	$—	$57,522
Asset management	—	16,521	—	16,521	—	16,521
New issue and advisory	1,945	—	—	1,945	—	1,945
Principal transactions and other income	(40)	1,124	(423)	661	—	661

Total revenues	59,427	17,645	(423)	76,649	—	76,649
Total operating expenses	60,894	4,346	396	65,636	25,416	91,052

Operating income / (loss)	(1,467)	13,299	(819)	11,013	(25,416)	(14,403)
Income / (loss) from equity method affiliates	—	4,359	1,009	5,368	—	5,368
Other non operating income / (expense)	320	—	—	320	(4,531)	(4,211)

Income / (loss) before income taxes	(1,147)	17,658	190	16,701	(29,947)	(13,246)
Income tax expense / (benefit)	—	—	—	—	(917)	(917)

Net income / (loss)	(1,147)	17,658	190	16,701	(29,030)	(12,329)
Less: Net income / (loss) attributable to the non-controlling interest	(1,388)	—	—	(1,388)	(3,900)	(5,288)

Net income / (loss) attributable to IFMI	$241	$17,658	$190	$18,089	$(25,130)	$(7,041)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$377	$11	$—	$388	$1,197	$1,585

Balance sheet data:
Total assets (2) (3)	$243,975	$10,238	$50,346	$304,559	$16,481	$321,040

Investment in equity method affiliates (included in total assets)	$—	$—	$5,772	$5,772	$—	$5,772

As of and for the nine months ended September 30, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total

Summary statement of operations
Net trading	$56,483	$—	$—	$56,483	$—	$56,483
Asset management	—	19,050	—	19,050	—	19,050
New issue and advisory	2,103	—	—	2,103	—	2,103
Principal transactions and other income	(24)	375	22,661	23,012	—	23,012

Total revenues	58,562	19,425	22,661	100,648	—	100,648
Total operating expenses	43,809	17,148	2,246	63,203	32,649	95,852

Operating income / (loss)	14,753	2,277	20,415	37,445	(32,649)	4,796
Income / (loss) from equity method affiliates	—	5,964	40	6,004	—	6,004
Other non operating income / (expense)	—	970	—	970	(3,648)	(2,678)

Income / (loss) before income taxes	14,753	9,211	20,455	44,419	(36,297)	8,122
Income tax expense / (benefit)	—	—	—	—	501	501

Net income / (loss)	14,753	9,211	20,455	44,419	(36,798)	7,621
Less: Net income / (loss) attributable to the non-controlling interest	—	—	—	—	2,645	2,645

Net income / (loss) attributable to IFMI	$14,753	$9,211	$20,455	$44,419	$(39,443)	$4,976

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$576	$—	$576	$1,323	$1,899

Balance sheet data:
Total assets (2) (3)	$191,328	$17,919	$50,984	$260,231	$47,232	$307,463

Investment in equity method affiliates (included in total assets)	$—	$5,964	$2,387	$8,351	$—	$8,351

For the three months ended September 30, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total

Summary statement of operations
Net trading	$14,008	$—	$—	$14,008	$—	$14,008
Asset management	—	5,296	—	5,296	—	5,296
New issue and advisory	705	—	—	705	—	705
Principal transactions and other income	(214)	204	879	869	—	869

Total revenues	14,499	5,500	879	20,878	—	20,878
Total operating expenses	22,707	1,029	239	23,975	4,715	28,690

Operating income / (loss)	(8,208)	4,471	640	(3,097)	(4,715)	(7,812)
Income / (loss) from equity method affiliates	—	—	838	838	—	838
Other non operating income / (expense)	307	—	—	307	(1,589)	(1,282)

Income / (loss) before income taxes	(7,901)	4,471	1,478	(1,952)	(6,304)	(8,256)
Income tax expense / (benefit)	—	—	—	—	(571)	(571)

Net income / (loss)	(7,901)	4,471	1,478	(1,952)	(5,733)	(7,685)
Less: Net income / (loss) attributable to the non-controlling interest	(1,335)	—	—	(1,335)	(2,305)	(3,640)

Net income / (loss) attributable to IFMI	$(6,566)	$4,471	$1,478	$(617)	$(3,428)	$(4,045)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$232	$4	$—	$236	$376	$612

For the three months ended September 30, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$14,025	$—	$—	$14,025	$—	$14,025
Asset management	—	6,036	—	6,036	—	6,036
New issue and advisory	30	—	—	30	—	30
Principal transactions and other income	36	3	2,974	3,013	—	3,013

Total revenues	14,091	6,039	2,974	23,104	—	23,104
Total operating expenses	13,689	8,980	2,002	24,671	4,591	29,262

Operating income / (loss)	402	(2,941)	972	(1,567)	(4,591)	(6,158)
Income / (loss) from equity method affiliates	—	5,964	148	6,112	—	6,112
Other non operating income / (expense)	—	(1)	—	(1)	(712)	(713)

Income / (loss) before income taxes	402	3,022	1,120	4,544	(5,303)	(759)
Income tax expense / (benefit)	—	—	—	—	(622)	(622)

Net income / (loss)	402	3,022	1,120	4,544	(4,681)	(137)
Less: Net income / (loss) attributable to the non-controlling interest	—	—	—	—	(138)	(138)

Net income / (loss) attributable to IFMI	$402	$3,022	$1,120	$4,544	$(4,543)	$1

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$191	$—	$191	$437	$628

(1)	Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses related to support departments excluding certain departments that directly support the capital markets segment; (2) interest expense on debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of September 30, 2011 and 2010 are allocated to the Capital Markets and Asset Management segments as indicated in the table listed below.

As of September 30, 2011:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$8,000	$3,176	$—	$11,176	—	$11,176
Intangible assets (included in other assets)	$538	—	—	$538	—	$538

As of September 30, 2010:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$55	$3,176	$—	$3,231	—	$3,231
Intangible assets (included in other assets)	$206	$—	$—	$206	—	$206

Asset management total operating expenses included an impairment charge of $5,607 for the nine and three months ended September 30, 2010 related to the impairment of goodwill allocated to the Cira SCM reporting unit. There was no impairment charge incurred for the nine and three months ended September 30, 2011.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Total Revenues:
United States	$19,520	$20,853	$68,766	$88,361
United Kingdom & Other	1,358	2,251	7,883	12,287

	$20,878	$23,104	$76,649	$100,648

Long-lived assets attributable to an individual country, other than the United States, are not material.

23 . SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $3,942 and $4,629 for the nine months ended September 30, 2011 and 2010, respectively.

The Company paid income taxes of $56 and $2,328 for the nine months ended September 30, 2011 and 2010, respectively, and received income tax refunds of $115 and $873 for the nine months ended September 30, 2011 and 2010, respectively.

In the nine months ended September 2011, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•

During the first nine months of 2011, the Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. In an effort to maintain a 1:1 ratio of IFMI’s Common Stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. In addition, the Company acquired additional units of the Operating LLC in connection with the JVB acquisition and surrendered units of the Operating LLC in connection with the retirement of the Company’s common stock. The Company recognized a net increase in additional paid-in capital of $91, a net decrease of $7 in accumulated other comprehensive loss and a decrease of $84 in non-controlling interest. See note 17.

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

•

In connection with the consummation of the PrinceRidge acquisition on May 31, 2011 (see note 4), the Company made a contribution of $45,000, consisting of cash, amounts payable, and all of the equity ownership interests of CCCM in exchange for an approximate 70% interest (consisting of equity and profit interests) in the PrinceRidge Entities. The remaining 30% interest in PrinceRidge not owned by the Company at the acquisition date represented a redeemable non-controlling interest of $18,502.

•

In July 2011, the Company exchanged $7,621 aggregate principal amount of the 7.625% Contingent Convertible Senior Notes due 2027 for $7,621 aggregate principal amount of a new series of 10.50% Contingent Convertible Senior Notes due 2027. See note 15.

•

In August 2011, the Company retired 647,701 shares of common stock it had acquired in a private transaction. The Company recognized a decrease of common stock at par value of $1, a decrease of additional paid in capital of $1,456 and a decrease in treasury stock of $1,457. See note 17.

In the nine months ended September 30 2010, the Company had no significant non-cash transactions.

24 . RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine and three months ended September 30, 2011 and 2010. The transactions are listed by related party and the amounts are disclosed in tables at the end of this section.

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

Prior to 2011, the Company identified the following as related party transactions with RAIT:

1. Shared Services Agreement

The Company had a shared services agreement with RAIT whereby RAIT reimbursed the Company for costs incurred by the Company for administrative and occupancy costs related to RAIT. The Company received payments under this agreement which are disclosed for the nine and three months ended September 30, 2010 as shared services in the tables at the end of this section. The payments were recorded as a reduction in the related expense.

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

3. Securities sold to and purchased from RAIT

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to RAIT. Or, the Company may purchase securities from RAIT and ultimately sell those securities to a third party. In either case, the Company includes the trading revenue earned (i.e. the gain or loss realized) by the Company for the entire transaction in the amounts disclosed for the nine and three months ended September 30, 2010 as part of net trading in the table at the end of this section.

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

C. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because TBBK’s chairman is the Company’s chairman and chief executive officer.

TBBK maintained deposits for the Company in the amount of $92 and $147 as of September 30, 2011 and December 31, 2010, respectively.

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

2. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of September 30, 2011 and December 31, 2010, the Company directly owned approximately 27% of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate and the chairman and chief executive officer of the Company is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

3. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. As of September 30, 2011 and December 31, 2010, the Company directly owned approximately 10% and 5%, respectively, of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the chairman and chief executive officer of the Company is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investments are disclosed as part of the gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

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

5. MFCA primarily invested in securities that were exempt from U.S. federal income taxes. Prior to June 23, 2011 the Company owned approximately 3% of MFCA’s outstanding shares. On June 23, 2011, MFCA became a wholly owned subsidiary of Tiptree Financial Partners, L.P. The Company exchanged its 1,000,200 shares of MFCA for 111,133 shares of Tiptree Financial Partners, L.P. As of September 30, 2011, the Company owned approximately 1% of Tiptree Financial Partners, L.P. which is not deemed a related party to the Company. Prior to MFCA’s merger with Tiptree Financial Partners, L.P., MFCA had been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would have been treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company was the former chairman of MFCA’s board and served as a member of the board until June 22, 2011; and (iii) the former president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. The Company had a management contract with MFCA. The Company had an investment in MFCA and had a shared services arrangement with MFCA. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Payments received under the shared services arrangement are disclosed as part of shared services (paid) / received in the tables at the end of this section. In June 2011, MFCA was merged into Tiptree. No employees of the Company serve on the board of Tiptree and Tiptree is not an equity method investee of the Company. Therefore, Tiptree is not a related party.

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

7. The Deep Value GP serves as the general partner for the feeder funds of Strategos Deep Value Funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of a second master fund). The Deep Value GP II serves as the general partner for the offshore feeder fund (in the case of a third master fund). The Deep Value GP and the Deep Value GP II are collectively referred to as the “Deep Value GPs.” The Company owns 50% of the Deep Value GP and 40% of the Deep Value GP II. The Deep Value GP and the Deep Value GP II have been identified as related parties because the Deep Value GPs are equity method affiliates of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. The Company previously served as the investment advisor to these funds and sold these advisory contracts in March 2011. See note 5.

8. Deep Value is a series of closed-end distressed debt funds. Deep Value raises capital from investors, and earns investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of residential mortgage-backed securities and other real estate related securities, as well as other U.S. real estate related assets and related securities. As of June 30, 2011, the first Deep Value fund was completely liquidated. As of December 31, 2010, the Company owned approximately 33% of the first Deep Value onshore feeder fund and 9% of the first Deep Value offshore feeder fund. Deep Value (as a group) had been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeders in which the Company had an investment would be treated as equity method affiliates of the Company. The Company had a management contract with and an investment in Deep Value. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section The Company previously served as the investment advisor to these funds and sold these advisory contracts in March 2011. See note 5.

9. Star Asia SPV is a Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 31% and 30% of Star Asia SPV’s outstanding shares as of September 30, 2011 and December 31, 2010, respectively. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

10. Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of September 30, 2011 and December 31, 2010. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund (see below). The Company did not elect the fair value option for its investment in Duart Capital. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

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

12. Star Asia Opportunity, LLC (“Star Asia Opportunity”) is a newly established Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Tokyo, Japan. As of September 30, 2011, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Opportunity as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

13. Star Asia Capital Management LLC (“Star Asia Capital”) serves as external manager of Star Asia Opportunity (see D-12. listed above) and the Company owns 33% of Star Asia Capital. Star Asia Capital has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Capital as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the nine and three months ended September 30, 2011 and 2010, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Nine months ended September 30, 2011

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income / (loss)	Shared
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)	from equity method affiliates	Services (Paid) / Received
CBF	$207	$—	$—	$—	$—	$—
TBBK	—	562	—	—	—	—
Star Asia	—	—	38	429	—	—
Star Asia Manager	—	—	—	—	1,337	—
Star Asia SPV	—	—	—	—	385	—
Star Asia Opportunity	—	—	—	—	26	—
Star Asia Capital	—	—	—	—	11	—
EuroDekania	500	(101)	201	1,208	—	—
MFCA	—	—	32	71	—	9
Deep Value	452	—	—	(9)	4,369	—
Duart Fund	—	—	—	(456)	—	—
Duart Capital	—	—	—	—	(760)	—

Total	$1,159	$461	$271	$1,243	$5,368	$9

RELATED PARTY TRANSACTIONS

Three months ended September 30, 2011

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income / (loss)	Shared
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)	from equity method affiliates	Services (Paid) / Received
CBF	$69	$—	$—	$—	$—	$—
TBBK	—	247	—	—	—	—
Star Asia	—	—	38	2,443	—	—
Star Asia Manager	—	—	—	—	826	—
Star Asia SPV	—	—	—	—	72	—
Star Asia Opportunity	—	—	—	—	26	—
Star Asia Capital	—	—	—	—	11	—
EuroDekania	167	—	201	(411)	—	—
MFCA	—	—	—	—	—	—
Deep Value	—	—	—	—	(3)	—
Duart Fund	—	—	—	—	—	—
Duart Capital	—	—	—	—	(94)	—

Total	$236	$247	$239	$2,032	$838	$—

RELATED PARTY TRANSACTIONS

Nine months ended September 30, 2010

(Dollars in Thousands)

	AAAAaai	AAAAaai	AAAAaai	AAAAaai	AAAAaai	AAAAaai
			Principal transactions and other income / (loss)		Income / (loss) from equity	Shared Services
	Management fee revenue	Net Trading	Dividend income	Gain/ (Loss)	method affiliates	(Paid) / Received
Brigadier	$54	$—	$—	$59	$—	$—
RAIT	—	134	—	387	—	(7)
CBF	194	—	—	—	—	—
Star Asia	—	—	—	15,096	—	—
Star Asia Manager	—	—	—	—	601	—
Star Asia SPV	—	—	—	—	227	—
EuroDekania	500	—	—	444	—	—
MFCA	—	—	60	91	—	14
Deep Value	2,081	—	—	4,482	5,988	—
Duart Capital	—	—	—	—	(812)	—

Total	$2,829	$134	$60	$20,559	$6,004	$7

RELATED PARTY TRANSACTIONS

Three months ended September 30, 2010

(Dollars in Thousands)

	AAAAAAaaa	AAAAAAaaa	AAAAAAaaa	AAAAAAaaa	AAAAAAaaa	AAAAAAaaa
			Principal transactions and other income / (loss)		Income / (loss) from equity	Shared Services
	Management fee revenue	Net Trading	Dividend income	Gain/ (Loss)	method affiliates	(Paid) / Received
Brigadier	$—	$—	$—	$(1)	$—	$—
RAIT	—	—	—	—	—	(2)
CBF	63	—	—	—	—	—
Star Asia	—	—	—	1,348	—	—
Star Asia Manager	—	—	—	—	196	—
Star Asia SPV	—	—	—	—	147	—
EuroDekania	167	—	—	421	—	—
MFCA	—	—	30	21	—	5
Deep Value	570	—	—	2,105	5,973	—
Duart Capital	—	—	—	—	(204)	—

Total	$800	$—	$30	$3,894	$6,112	$3

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

F. Directors and Employees

In addition to the employment agreements the Company has entered into with its chairman, its former president and its chief financial officer, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

G. Other

From time to time, the Company’s U.S. broker-dealer subsidiaries provided certain brokerage services to its employees in the ordinary course of doing business. The Company recognized immaterial amounts of revenue from these activities for the nine and three months ended September 30, 2011 and 2010.

25. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 24 and final settlement of those transactions in cash. All amounts are non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	September 30, 2011	December 31, 2010
RAIT (a)	$—	$53
Deep Value	—	465
Deep Value GP	11	15
Deep Value GP II	60	59
Star Asia Manager	25	64
Cohen Brothers Financial, LLC	249	310
Employees and other	50	—

Total Due from Related Parties	$395	$966

Cohen Financial Group, Inc.	$7	$26
Employees and Other	—	8

Total Due to Related Parties	$7	$34

(a)	Effective January 1, 2011, RAIT is no longer considered a related party, and, therefore any amounts due from or due to RAIT are included as a component of other receivables in the consolidated balance sheets.

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

•

Capital Markets: Our Capital Markets business segment consists of credit-related fixed income sales, trading and financing, as well as new issue placements in corporate and securitized products and advisory services revenue. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: corporate bonds and loans, ABS, MBS, CLOs, collateralized bond obligations, CMBS, RMBS, SBA loans, U.S. government bonds, U.S. government agency securities, broker deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for cash equity and derivative products. See Recent Events or Transactions for discussion of PrinceRidge and JVB.

•

Asset Management: We manage assets within investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations (collectively, “investment vehicles”). A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations which include on-going base and incentive management fees. As of September 30, 2011, we had approximately $8.5 billion in assets under management (“AUM”).

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

A portion of our revenues are generated from principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of September 30, 2011, we had $44,601 of other investments, at fair value representing our principal investment portfolio. Of this amount, $43,711 or 98% is comprised of investments in three separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, and Tiptree Financial Partners, L.P. Furthermore, the investment in Star Asia is our largest single principal investment and has a fair value of $38,204 representing 86% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general. Our investment in Star Asia and our principal investing revenue was impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011. See “Revenues — Principal Transactions and Other Income” below.

Margin Pressures in Corporate Bond Brokerage Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and can be unpredictable. These factors may affect the financial decisions made by investors, including the level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the volatility of the equity and fixed income markets, the level and shape of the various yield curves, and the volume and value of trading in securities.

During 2010 and the first nine months of 2011, both margins and volumes in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and general market activity has declined. Further, we expect that competition will increase over time, resulting in continued margin pressure.

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) building out our European capital markets business; (iii) adding smaller customers; (iv) making greater use of electronic trading platforms; (v) acquiring new product lines, such as the acquisition of JVB and PrinceRidge (see discussion below) and (vi) monitoring our fixed costs. During the third quarter of 2011, the Company implemented significant cost savings initiatives. These initiatives included the elimination of duplicative costs that arose with the PrinceRidge transaction as well as net reductions in overall costs to address adverse market conditions. The initiatives included: termination of staff, reductions in compensation and benefits of remaining staff, savings related to the sublease and termination of duplicative leases, termination of or reduction in pricing of subscriptions, reduction in public board fees, and reduction in insurance premiums. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a continued decline in profitability.

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

Recent Events or Transactions

Acquisition of JVB Financial Holdings, L.L.C.

On January 13, 2011, we completed the acquisition of JVB. JVB is an investment firm specializing in the wholesale distribution of fixed income securities. JVB operates a FINRA regulated broker dealer. As contemplated by the Purchase Agreement, the Sellers sold all of the outstanding equity interests in JVB to the Operating LLC and JVB is now a wholly owned subsidiary of the Operating LLC. Pursuant to the agreement of the parties, the transaction was effective as of January 1, 2011. See note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

PrinceRidge

On May 31, 2011, we completed the transactions contemplated by the Contribution Agreement, whereby we acquired an approximate 70% interest in PrinceRidge. PrinceRidge is a fixed income focused financial services firm. PrinceRidge operates a FINRA regulated broker dealer. We contributed $45,000 which was comprised of cash, amounts payable, and the equity ownership interests in Cohen & Company Capital Markets, LLC (“CCCM”), a broker-dealer comprising a substantial part of our capital markets segment, to PrinceRidge in exchange for an approximate 70% interest (consisting of equity and profit interests) in PrinceRidge. JVB was not contributed into PrinceRidge and remains wholly owned by the Operating LLC. The transaction was subject to final FINRA approval which was received on October 19, 2011. See Note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Exchange Offer of Contingent Convertible Senior Notes Due 2027

On June 20, 2011, we commenced an offer to exchange, at the election of each holder, any and all of our outstanding 7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”). Under the terms and subject to the conditions of the Exchange Offer, for each validly tendered and accepted $1,000 principal amount of the Old Notes, an eligible holder received $1,000 principal amount of a new series of 10.50% Contingent Convertible Senior Notes due 2027 (the “New Notes”). The Exchange Offer expired on July 19, 2011. The purpose of the offer was to improve our financial flexibility by extending the first date at which holders of the Old Notes can require us to repurchase the Old Notes from May 15, 2012 to May 15, 2014.

In July 2011, $7,621 aggregate principal amount of the Old Notes were tendered for exchange, representing approximately 39% of the principal amount of the Old Notes outstanding. In accordance with the terms of the Exchange Offer, we issued $7,621 aggregate principal amount of New Notes exchange for the $7,621 aggregate principal amount of the Old Notes that were tendered. We also paid in cash all accrued and unpaid interest on the Old Notes tendered and accepted in the Exchange Offer to, but not including, the settlement date. We wrote off $95 of the amortization of discount related to the Old Notes and included it as a component of interest expense in the consolidated statements of operations in July 2011. Effective in October 2011, we completed a privately negotiated exchange of $500 in aggregate principal balance of Old Notes. The terms of this exchange were the same as the Exchange Offer which was completed in July 2011. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2011 and 2010.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30,		Favorable/(Unfavorable)
	2011	2010	$ Change	% Change
Revenues
Net trading	$57,522	$56,483	$1,039	2%
Asset management	16,521	19,050	(2,529)	(13)%
New issue and advisory	1,945	2,103	(158)	(8)%
Principal transactions and other income	661	23,012	(22,351)	(97)%

Total revenues	76,649	100,648	(23,999)	(24)%

Operating expenses
Compensation and benefits	62,820	64,190	1,370	2%
Business development, occupancy, equipment	5,216	4,113	(1,103)	(27)%
Subscriptions, clearing, and execution	9,042	6,562	(2,480)	(38)%
Professional fees and other operating	12,389	13,481	1,092	8%
Depreciation and amortization	1,585	1,899	314	17%
Impairment of goodwill	—	5,607	5,607	100%

Total operating expenses	91,052	95,852	4,800	5%

Operating income / (loss)	(14,403)	4,796	(19,199)	(400)%

Non operating income / (expense)
Interest expense	(4,211)	(6,167)	1,956	32%
Gain on repurchase of debt	—	2,518	(2,518)	(100)%
Gain on sale of management contracts	—	971	(971)	(100)%
Income / (loss) from equity method affiliates	5,368	6,004	(636)	(11)%

Income / (loss) before income tax expense / (benefit)	(13,246)	8,122	(21,368)	(263)%
Income tax expense / (benefit)	(917)	501	1,418	283%

Net income / (loss)	(12,329)	7,621	(19,950)	(262)%
Less: Net income/ (loss) attributable to the noncontrolling interest	(5,288)	2,645	7,933	300%

Net income / (loss) attributable to IFMI	$(7,041)	$4,976	$(12,017)	(241)%

Revenues

Revenues decreased by $23,999, or 24%, to $76,649 for the nine months ended September 30, 2011 from $100,648 for the nine months ended September 30, 2010. Although the current year results include the revenue from the JVB and PrinceRidge acquisitions, the extreme weakness in the current capital markets largely offset the impact of these acquisitions. As discussed in more detail below, the change was comprised of decreases of $22,351 in principal transactions and other income, $2,529 in asset management revenue and $158 in new issue and advisory revenue, partially offset by an increase of $1,039 in net trading revenue.

Net Trading

Net trading revenue increased $1,039, or 2%, to $57,522 for the nine months ended September 30, 2011 from $56,483 for the nine months ended September 30, 2010.

Net trading revenue for the nine months ended September 30, 2011 includes $14,115 of net trading revenue from JVB which was acquired in January 2011 and $14,516 of net trading revenue from PrinceRidge (including the revenues earned by CCCM subsequent to its contribution to PrinceRidge) which was acquired on May 31, 2011. Excluding the increase in net trading revenue from the acquisitions of JVB and PrinceRidge, the remaining decrease in net trading revenue for the nine months ended

September 30, 2011 was primarily the result of (i) lower trading volumes; (ii) lower margins earned; and (iii) reduction in comparable results due to increases in the value of certain leveraged credit products recognized in the 2010 period.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions that were sold during the nine months ended September 30, 2011. Our ability to derive trading gains from trading positions is subject to market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the nine months ended September 30, 2011 may not be indicative of future results. Furthermore, some of the assets included in the Investments — trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7 and 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of September 30,		As of December 31,
	2011	2010	2010	2009	2008
Company sponsored collateralized debt obligations (1)	$8,283,280	$9,951,576	$9,730,374	$15,569,780	$23,486,862
Other managed assets (2)	—	—	—	—	177,447
Permanent capital vehicles	167,982	179,553	171,028	161,984	324,764
Investment funds	—	174,279	129,027	243,894	301,675
Managed accounts (3)	33,872	281,796	288,608	230,285	—

Assets under management (end of period) (4)	$8,485,134	$10,587,204	$10,319,037	$16,205,943	$24,290,748

Average assets under management — company sponsored collateralized debt obligations	$9,084,175	$13,010,887	$12,199,716	$17,524,608	$30,005,018

(1)	AUM for company sponsored collateralized debt obligations does not include the assets of the Alesco X — XVII securitizations as of September 30, 2011 and 2010 and December 31, 2010 since we ceased being the manager of such assets on July 29, 2010. The assets of the Alesco X — XVII securitizations are included in the amounts for 2009 and 2008.
(2)	Includes assets in the accumulation phase as well as other assets managed for third parties or affiliates.
(3)	Represents client funds managed pursuant to separate account arrangements. Subsequent to March 28, 2011, certain separate account arrangements were excluded due to the sale to the Buyer. See note 5 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.
(4)	AUM for company sponsored collateralized debt obligations, other managed assets, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the period indicated.

Asset management fees decreased by $2,529, or 13%, to $16,521 for the nine months ended September 30, 2011 from $19,050 for the nine months ended September 30, 2010, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	September 30, 2011	September 30, 2010	Change
Collateralized debt obligations and related service agreements	$14,379	$14,833	$(454)
Investment funds and other	2,142	4,217	(2,075)

Total	$16,521	$19,050	$(2,529)

Collateralized Debt Obligations

Asset management revenue from company-sponsored collateralized debt obligations decreased $454 to $14,379 for the nine months ended September 30, 2011 from $14,833 for the nine months ended September 30, 2010. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	September 30, 2011	September 30, 2010	Change
Trust preferred securities and insurance company debt — U.S.	$8,946	$9,082	$(136)
High grade and mezzanine ABS	1,745	2,164	(419)
Trust preferred securities and insurance company debt — Europe	2,375	2,303	72
Broadly syndicated loans — Europe	1,313	1,284	29

Total	$14,379	$14,833	$(454)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined as a result of greater levels of deferrals and defaults of the underlying assets. In addition, on July 29, 2010, we entered into a Master Transaction Agreement pursuant to which we sold to a third party collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement under which we will provide certain services to the third party purchaser. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017 if the management fees earned by the third party exceed certain thresholds. The assets of the Alesco X through XVII securitizations are not included in our AUM disclosed in the table above for the period ended September 30, 2011 and 2010 because we are no longer the manager. However, we continue to generate revenue through the Services Agreement related to these securitizations.

Substantially all of our TruPS trusts have stopped paying subordinated management fees. However, we will begin accruing the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. If payments resume in the future, but we are unsure of continued payment, we will recognize the subordinated asset management fee as payments are received and will not accrue the fee on a monthly basis. We do not anticipate that we will receive subordinated asset management fees in the near future.

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

	September 30, 2011	September 30, 2010	Change
Deep Value	$452	$2,081	$(1,629)
Brigadier	—	54	(54)
Separate accounts and other	1,690	2,082	(392)

Total	$2,142	$4,217	$(2,075)

The decrease in Deep Value revenue was primarily because the first Deep Value fund substantially completed its liquidation process during the third quarter of 2010 and distributed any remaining cash it had to its investors during the first half of 2011, and, therefore less management fees generated by Deep Value were earned by us. In addition, on March 29, 2011, we sold our investment advisory agreements relating to the Deep Value funds to a new entity owned by two former Company employees referred to as the Buyer in which we will only be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014. This revenue sharing arrangement will be recorded as a component of principal transactions and other income going forward. See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

The decrease in Brigadier revenue was due to a decrease in base management fee revenue of $54. Effective beginning in the second quarter of 2010, the Brigadier fund ceased permitting redemptions pending its final liquidation which was completed during the fourth quarter of 2010. We ceased charging management fees effective April 30, 2010.

The net decrease of $392 from separate accounts and other was primarily comprised of a decrease in managed accounts fees. On March 29, 2011, we also sold, our investment advisory agreements relating to certain managed accounts to the Buyer in which we will only be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014 and, therefore, it is likely that less management fees generated by these managed accounts will be earned by us in the future. See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $158, or 8%, to $1,945 for the nine months ended September 30, 2011 as compared to $2,103 for the same period in 2010. The decrease is primarily attributable to a decrease in fees earned from new issue and advisory engagements that closed during 2011 as compared to 2010, including the arrangement or placement of newly created debt, equity, and hybrid financial instruments.

Principal Transactions and Other Income

Principal transactions and other income decreased by $22,351, or 97%, to $661 for the nine months ended September 30, 2011, compared to $23,012 for the nine months ended September 30, 2010.

Principal Transactions & Other Income

(dollars in thousands)

	September 30, 2011	September 30, 2010	Change
Change in fair value of other investments, at fair value	$(339)	$22,285	$(22,624)
Foreign currency	(319)	(83)	(236)
Dividend, interest, and other income	1,319	810	509

Total	$661	$23,012	$(22,351)

The decrease in the change in fair value of other investments of $22,624 is comprised of the following:

	September 30, 2011	September 30, 2010	Change
EuroDekania	1,208	444	764
Star Asia	429	15,096	(14,667)
Yen Hedge	(1,492)	(1,733)	241
RAIT	—	387	(387)
Brigadier	—	59	(59)
Tiptree Financial Partners, L.P. (MFCA in 2010)	28	91	(63)
Deep Value	(9)	4,482	(4,491)
Duart Fund	(456)	—	(456)
Other	(47)	3,459	(3,506)

Total	$(339)	$22,285	$(22,624)

During the third quarter of 2010, we purchased 529,880 shares of EuroDekania from unrelated third party investors for an amount less than the underlying NAV of EuroDekania. For the nine months ended September 30, 2010, the increase in the value of our investment in EuroDekania was comprised of $309 resulting from the purchase of shares at an amount below the underlying NAV and $135 from changes in the underlying NAV of EuroDekania. During the second quarter of 2011, we acquired 353,244 additional shares of EuroDekania at an amount less than the underlying NAV of EuroDekania. For the nine months ended September 30, 2011, the increase in the value of our investment in EuroDekania was comprised of $365 from the purchase of shares at an amount below the underlying NAV and $843 from changes in the underlying NAV of EuroDekania.

During the first quarter of 2010 we acquired Star Asia shares in a rights offering at an amount less than the underlying NAV of Star Asia. Accordingly, this investment resulted in a gain. During the second quarter of 2010 we also purchased 551,166 shares directly from unrelated third parties for $1,837 and received 109,890 shares as an in-kind distribution of $55 from Star Asia SPV (which was the price for which Star Asia SPV had acquired the shares from third party investors through a tender offer). All of these purchases, including the tender offer, were made at amounts below Star Asia’s NAV. For the nine months ended September 30, 2010, the change in fair value of our investment in Star Asia was comprised of approximately $8,821 from our investment in the Star Asia rights offering at a discount to NAV, $3,757 from our purchases of shares and receipt of shares from Star Asia SPV during the second quarter at amounts below NAV, and $2,518 from the changes in the underlying NAV of Star Asia.

During the first nine months of 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011. For the nine months ended September 30, 2011, the change in fair value of our investment in Star Asia was comprised of (i) a reduction in value of $4,770 resulting from the reduction in value of certain of Star Asia’s investments that were impacted by the earthquake, tsunami, and nuclear disaster in Japan; partially offset by (ii) an increase in value of $3,970 resulting from fluctuations in the Yen as compared to the U.S. dollar; (iii) an increase in value of $209 from remaining changes in the investments and underlying NAV of Star Asia; and (iv) an increase in value of $1,020 due to the purchase of shares of Star Asia from a third party at a discount to NAV during the first quarter of 2011.

Star Asia’s investments are primarily denominated in Japanese Yen. Star Asia itself does not hedge against currency fluctuations. Therefore, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen vs. the U.S. Dollar. We have hedged a portion of our investment in Star Asia and recorded the gains or losses as a component of principal transactions. From time to time, we have only hedged a portion of our investment because hedging could cause a reduction in our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Yen hedge, especially considering our overall corporate liquidity position. If our corporate liquidity position were to deteriorate, we may need to discontinue our hedging arrangement related to the Star Asia investment. Any remaining un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations.

As of September 30, 2011, our long exposure to Japanese Yen through our investment in Star Asia was 4.3 bln Yen (representing the total net yen based assets of Star Asia multiplied by our ownership percentage). Our hedge was 2.4 bln Yen resulting in net long exposure of 1.9 bln Yen. The spot rate of U.S. Dollar to Japanese Yen was 76.86 as of September 30, 2011 which means the un-hedged portion of our Star Asia investment was $25.3 million. As of September 30, 2010, our long exposure to Japanese Yen through our investment in Star Asia was 3.7 bln Yen. Our hedge was 1.8 bln Yen resulting in net long exposure of 1.9 bln Yen. The spot rate of Japanese Yen to U.S. Dollar was 83.29 as of September 30, 2010 which means the un-hedged portion of our Star Asia investment was $22.8 million. Subsequent to quarter end we terminated all of our Yen hedges. Going forward, we will continue to consider the appropriateness of hedging relative to our corporate liquidity position.

RAIT is a publicly traded company, so changes in the value of our investment correspond with changes in the public share price. We sold our investment in RAIT during the first quarter of 2010.

We carried our investment in Brigadier at the NAV of the underlying fund. During the fourth quarter of 2010, the Brigadier fund completed its liquidation.

In June 2011, MFCA became a wholly owned subsidiary of Tiptree Financial Partners, L.P. We exchanged the 1,000,200 shares of MFCA for 111,133 shares of Tiptree Financial Partners, L.P. See note 7 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. We carry our investment in Tiptree at the NAV of the underlying fund. We carried our investment in MFCA at the NAV of the underlying fund.

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

The change in other investments of $3,506 related primarily to certain investments in securitizations that were sold for a gain of $3,471 during 2010.

We receive payments under certain asset management contracts in Euros and U.K. Pounds Sterling; however, our functional currency is the U.S. Dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling and U.S. Dollars in the related periods. We have not hedged our foreign currency exposure related to management fees paid in Euros or U.K. Pounds Sterling to date.

Operating Expenses

Operating expenses decreased by $4,800, or 5%, to $91,052 for the nine months ended September 30, 2011 from $95,852 for the nine months ended September 30, 2010. The change was due to decreases of $1,370 in compensation and benefits, $1,092 in professional fees and other operating expenses, $314 in depreciation and amortization and $5,607 in an impairment charge for goodwill, partially offset by increases of $1,103 in business development, occupancy, equipment and $2,480 in subscriptions, clearing and execution.

Compensation and Benefits

Compensation and benefits decreased by $1,370, or 2%, to $62,820 for the nine months ended September 30, 2011 from $64,190 for the nine months ended September 30, 2010.

COMPENSATION AND BENEFITS

(dollars in thousands)

	September 30, 2011	September 30, 2010	Change
Cash compensation and benefits	$51,296	$61,776	$(10,480)
Severance	4,555	—	4,555
Equity-based compensation	6,969	2,414	4,555

Total	$62,820	$64,190	$(1,370)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The decrease in cash compensation and benefits is primarily a result of the decrease in incentive compensation which is tied to revenue and operating profitability.

Included in the $4,555 of severance expense is $3,000 of expense we incurred for cash compensation owed to our former president, Christopher Ricciardi, as a result of an amendment of his employment agreement. During the third quarter of 2011, we incurred $1,244 of severance expense related to the workforce reductions which were carried out by PrinceRidge.

Our total headcount increased from 148 at September 30, 2010 to 240 at September 30, 2011, including 61 employees of JVB as of September 30, 2011 and 129 employees of PrinceRidge as of September 30, 2011. Of the 129 employees of PrinceRidge as of September 30, 2011, 49 were formerly employees of the Operating LLC.

Compensation and benefits includes equity-based compensation which increased $4,555, or 189%, to $6,969 for the nine months ended September 30, 2011 from $2,414 for the nine months ended September 30, 2010. The increase was comprised of (i) $990 related to Operating LLC unit and IFMI stock grants to employees of JVB; (ii) $404 related to PrinceRidge membership unit grants and $397 related to the grant of IFMI stock to employees of PrinceRidge (who were not formerly employees of IFMI); (iii) $1,800 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our former president, Mr. Christopher Ricciardi; and (iv) $964 which represented IFMI stock grants to other IFMI employees.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment increased by $1,103, or 27%, to $5,216 for the nine months ended September 30, 2011 from $4,113 for the nine months ended September 30, 2010. The increase was primarily due to increases in rent expense of $937 and other expenses associated with occupancy and equipment of $276, partially offset by an overall net decrease in business development expenses, such as promotion, advertising, travel and entertainment of $110. Of the $937 increase in rent, $459 related to the costs incurred by us for the termination or subletting of office leases during the third quarter of 2011 as part of our cost savings measure following the acquisition of PrinceRidge. The increase in rent expense is also due to the office space we assumed when we acquired JVB and PrinceRidge.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution increased by $2,480, or 38%, to $9,042 for the nine months ended September 30, 2011 from $6,562 for the nine months ended September 30, 2010. The increase included an increase of $1,430 in subscriptions primarily due to an increase in headcount as noted in the discussion of compensation above, and an increase of $1,050 in clearing and execution composed of $1,125 related to JVB, $1,003 related to PrinceRidge, and $354 related to our equity derivatives business, partially offset by a decrease of $1,432 relating to other decreases in clearing and execution costs. Of the $1,432 decrease, $833 related to the write-off of deferred solicitation costs during the third quarter of 2010 which had been incurred to raise capital for the first Strategos Deep Value Fund. These costs had been paid and were being amortized over the expected life of the investment fund. The fund had substantially completed its liquidation as of September 30, 2010, and, accordingly, substantially all of the unamortized solicitation costs related to the first Strategos Deep Value fund were expensed in the third quarter of 2010.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $1,092, or 8%, to $12,389 for the nine months ended September 30, 2011 from $13,481 for the nine months ended September 30, 2010. The decrease included a decrease in recruiting fees of $563, a decrease in consulting fees of $306, partially offset by an increase of $210 in legal and professional fees and an increase of $684 in other costs. The 2010 period also included $1,117 of expense recorded in the third quarter of 2010 as a result of an agreement with the FINRA staff to settle allegations concerning certain mark-ups that, following a routine exam, the FINRA staff had alleged were impermissible. See note 21 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization decreased by $314, or 17%, to $1,585 for the nine months ended September 30, 2011 from $1,899 for the nine months ended September 30, 2010. The decline was primarily due to a decrease in amortization expense on certain intangible assets that were fully amortized prior to January 1, 2011. This decrease was partially offset by the increase in depreciation and amortization expense of $377 recognized for the nine months ended September 30, 2011 related to the acquisitions of JVB and PrinceRidge.

Impairment of Goodwill

During the three and nine months ended September 30, 2010, we recognized an impairment charge of $5,607. The impairment charge was a result of the annual impairment test which is completed in the third quarter of each year (as it relates to Strategos goodwill). The future cash flows of Strategos were unfavorably impacted by the successful wind down of the first Strategos Deep Value fund in 2010. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as a component of operating expenses. The Company did not recognize an impairment change during the nine months ended September 30, 2011. See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $1,956, or 32%, to $4,211 for the nine months ended September 30, 2011 from $6,167 for the nine months ended September 30, 2010. This decrease of $1,956 was comprised of (a) a decrease of $1,002 of interest incurred on our bank debt; (b) an increase of $65 of interest incurred on the convertible senior notes; (c) a decrease of $73 of interest incurred on the junior subordinated notes; (d) a decrease of $626 of interest incurred on subordinated notes payable; and (e) an increase of $320 of interest income related to the amount owed to a withdrawing partner of PrinceRidge (see note 16). The decrease in interest expense of $1,002 on bank debt was primarily due to the fact that the amount of bank debt outstanding during the nine months ended September 30, 2011 and the interest rate at which we borrowed was lower as compared to the comparable period in 2010. In addition, the 2010 period included the write off of $675 of unamortized deferred financing costs to interest expense related to a former credit facility. The increase in interest expense of $65 on the convertible senior notes was due to the fact that we wrote off $95 of the amortization of discount related to the Old Notes to interest expense and we incurred interest expense on $7,621 aggregate principal amount of a new series of contingent convertible senior notes at a rate of 10.50% during the third quarter of 2011 related to the exchange of debt. The decrease in interest expense of $73 on the junior subordinated notes was primarily due to the amortization of the discount. The decrease in interest expense of $626 on subordinated notes payable was due to the fact that CCS repurchased a total of $8,081 principal amount of subordinated notes payable during the third quarter of 2010.

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

We did not repurchase any debt in the nine month period ended September 30, 2011.

Gain on Sale of Management Contracts

The gain on sale of management contracts decreased $971, or 100%, to $0 for the nine months ended September 30, 2011 from $971 for the nine months ended September 30, 2010. The gain of $971 in the 2010 period represented contingent payments we received based on the amount of subordinated fees received by an unrelated third party under the three CLO management contracts we sold in February 2009 that comprised substantially all of our middle market loans-U.S. (Emporia) business line. During 2010, we reached the maximum limit of additional fees we could receive under these contracts, and therefore, we no longer record any additional gain on these contracts in future periods.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $636 to $5,368 for the nine months ended September 30, 2011 from $6,004 for the nine months ended September 30, 2010. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of September 30, 2010, we had five equity method investees: (1) Star Asia Manager; (2) Deep Value GP; (3) Deep Value GP II; (4) Star Asia SPV; and (5) Duart Capital. As of September 30, 2011, we had seven equity method investees: (1) Star Asia Manager; (2) Deep Value GP; (3) Deep Value GP II; (4) Star Asia SPV; (5) Star Asia Opportunity; (6) Star Asia Capital; and (7) Duart Capital. See notes 12 and 24 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

In September 2010, Cira SCM substantially completed the liquidation of the first Strategos Deep Value Fund. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee earned in the amount of $11,929. We own 50% of the Deep Value GP, and, therefore, our share of this incentive fee was $5,965 and was included as a component of income from equity method affiliates during the nine months ended September 30, 2010.

During the second quarter of 2011 another Deep Value fund for which Deep Value GP served as the general partner was substantially liquidated. In conjunction with the liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee earned in the amount of $8,719. We own 50% of the Deep Value GP. Therefore, our share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates during the nine months ended September 30, 2011.

Income Tax Expense / (Benefit)

Income tax expense decreased by $1,418 to an income tax benefit of $917 for the nine months ended September 30, 2011 from income tax expense of $501 for the nine months ended September 30, 2010.

We recorded a tax benefit for the nine months ended September 30, 2011 of $917. Based on the operating results during the nine month period as well as expectations for the remainder of 2011, we expect to incur a taxable loss during 2011. Therefore, we have recorded a tax benefit for the current year U.S. federal and state net operating losses to the extent that deferred tax liabilities are scheduled to reverse during the carry-forward periods available for U.S. federal and various U.S. state jurisdictions. Accordingly, we booked a tax benefit representing the increase in the deferred tax asset for net operating losses incurred during the current year (net of related valuation allowance).

The tax expense during the nine months ended September 30, 2010 was the result of state, local, and foreign taxes accrued.

See note 21 to the December 31, 2010 consolidated financial statements of the Company’s Annual Report on Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the nine months ended September 30, 2011 and 2010 was comprised of the 33.7% non-controlling interest and 33.8% non-controlling interest, respectively, related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also includes the redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the 2011 period:

Summary calculation of non-controlling interest - Nine Months Ended September 30, 2011

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(7,891)	$(5,355)	$(13,246)	$—	$(13,246)
Income tax benefit	—	—	(121)	(796)	(917)

Net income / (loss) after tax	(7,891)	(5,355)	(13,125)	796	(12,329)
Majority owned subsidiary non-controlling interest		(1,388)	(1,388)

Net loss attributable to the Operating LLC	(7,891)	(3,967)	(11,737)
Average Effective Operating LLC non-controlling interest (1)%			33.228%

Operating LLC non-controlling interest			(3,900)
Majority owned subsidiary non-controlling interest			(1,388)

Total non-controlling interest			$(5,288)

Summary calculation of non-controlling interest - Nine Months Ended September 30, 2010

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net income before tax	$8,122	$—	$8,122	$—	$8,122
Income tax expense	—	—	298	203	501

Net income / (loss) after tax	8,122	—	7,824	(203)	7,621
Majority owned subsidiary non-controlling interest		—	—

Net income attributable to the Operating LLC	8,122	—	7,824
Average effective Operating LLC non-controlling interest (1)%			33.800%

Operating LLC non-controlling interest			2,645
Majority owned subsidiary non-controlling interest			—

Total non-controlling interest			$2,645

(1)

Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2011 and 2010.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended September 30,		Favorable/ (Unfavorable)
	2011	2010	$ Change	% Change
Revenues
Net trading	$14,008	$14,025	$(17)	—%
Asset management	5,296	6,036	(740)	(12)%
New issue and advisory	705	30	675	2,250%
Principal transactions and other income	869	3,013	(2,144)	(71)%

Total revenues	20,878	23,104	(2,226)	(10)%

Operating expenses
Compensation and benefits	19,399	13,787	(5,612)	(41)%
Business development, occupancy, equipment	1,942	1,392	(550)	(40)%
Subscriptions, clearing, and execution	3,500	3,354	(146)	(4)%
Professional fees and other operating	3,237	4,494	1,257	28%
Depreciation and amortization	612	628	16	3%
Impairment of goodwill	—	5,607	5,607	100%

Total operating expenses	28,690	29,262	572	2%

Operating income / (loss)	(7,812)	(6,158)	(1,654)	(27)%

Non operating income / (expense)
Interest expense	(1,282)	(2,345)	1,063	45%
Gain on repurchase of debt	—	1,632	(1,632)	(100)%
Income / (loss) from equity method affiliates	838	6,112	(5,274)	(86)%

Income / (loss) before income tax expense / (benefit)	(8,256)	(759)	(7,497)	(988)%
Income tax expense / (benefit)	(571)	(622)	(51)	(8)%

Net income / (loss)	(7,685)	(137)	(7,548)	(5,509)%
Less: Net income / (loss) attributable to the non-controlling interest	(3,640)	(138)	3,502	2,538%

Net income / (loss) attributable to IFMI	$(4,045)	$1	$(4,046)	N/M

N/M = Not Meaningful

Revenues

Revenues decreased by $2,226, or 10%, to $20,878 for the three months ended September 30, 2011 from $23,104 for the three months ended September 30, 2010. Although the current year results include the revenue from the JVB and PrinceRidge acquisitions, the extreme weakness in the current capital markets offset the impact of these acquisitions. As discussed in more detail below, the change was comprised of decreases of $2,144 in principal transactions and other income, $17 in net trading revenue, and $740 in asset management revenue, partially offset by an increase of $675 in new issue and advisory revenue.

Net Trading

Net trading revenue decreased by $17 to $14,008 for the three months ended September 30, 2011 from $14,025 for the three months ended September 30, 2010.

Net trading revenue for the three months ended September 30, 2011 includes $5,254 of net trading revenue from the acquisitions of JVB which was acquired in January 2011 and $9,991 of net trading revenue from PrinceRidge (including the revenues earned by

CCCM subsequent to its contribution to PrinceRidge) which was acquired on May 31, 2011. Excluding the increase in net trading revenue from JVB and PrinceRidge, the remaining decrease in net trading revenue for the three months ended September 30, 2011 was primarily the result of (i) lower trading volumes and (ii) reduction in comparable results due to increases in the value of certain leveraged credit products recognized in the 2010 period.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions that were sold during the three months ended September 30, 2011. Our ability to derive trading gains from trading positions is subject to market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended September 30, 2011 may not be indicative of future results. Furthermore, some of the assets included in the Investments — trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7 and 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $740, or 12%, to $5,296 for the three months ended September 30, 2011 from $6,036 for the three months ended September 30, 2010, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	September 30, 2011	September 30, 2010	Change
Collateralized debt obligations and related service agreements	$4,784	$4,746	$38
Investment funds and other	512	1,290	(778)

Total	$5,296	$6,036	$(740)

Collateralized Debt Obligations

Asset management revenue from company-sponsored collateralized debt obligations increased by $38 to $4,784 for the three months ended September 30, 2011 from $4,746 for the three months ended September 30, 2010. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	September 30, 2011	September 30, 2010	Change
Trust preferred securities and insurance company debt — U.S.	$2,991	$2,962	$29
High grade and mezzanine ABS	555	618	(63)
Trust preferred securities and insurance company debt — Europe	795	746	49
Broadly syndicated loans — Europe	443	420	23

Total	$4,784	$4,746	$38

Asset management fees for TruPS and insurance company debt of United States companies increased primarily due to the additional payments made to us during the quarter attributable to management fees earned by a third party related to the Alesco X through XVII securitizations that exceeded certain thresholds for the three months ended September 30, 2011, partially offset by the decrease in the average AUM in this asset class which declined as a result of greater levels of deferrals and defaults of the underlying assets. On July 29, 2010, we entered into a Master Transaction Agreement pursuant to which we sold to a third party collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement under which we will provide certain services to the third party purchaser. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017 if the management fees earned by the third party exceed certain thresholds. The assets of the Alesco X through XVII securitizations are not included in our AUM disclosed in the table above for the period ended September 30, 2011 and 2010 because we are no longer the manager. However, we continue to generate revenue through the Services Agreement related to these securitizations.

Substantially all of our TruPS trusts have stopped paying subordinated management fees. However, we will begin accruing the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. If payments resume in the future, but we are unsure of continued payment, we will recognize the subordinated asset management fee as payments are received and will not accrue the fee on a monthly basis. We do not anticipate that we will receive subordinated asset management fees in the near future.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets and liquidations of certain collateralized debt obligations.

Asset management fees for TruPS and insurance company debt of European companies and asset management fees for broadly syndicated loans — Europe increased because there was an increase in average AUM for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 for which we earned asset management fees as well as a result of exchange rate fluctuations. These contracts are usually paid in currency other than the U.S. dollar.

Investment Funds and Other

Our asset management revenue from investment funds is comprised of fees from the management of Deep Value prior to March 31, 2011.

	September 30, 2011	September 30, 2010	Change
Deep Value	$—	$570	$(570)
Separate Accounts and other	512	720	(208)

Total	$512	$1,290	$(778)

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

The net decrease in separate accounts and other of $208 was primarily comprised of a decrease in managed accounts fees. On March 29, 2011, we also sold, through our subsidiary, our investment advisory agreements relating to certain managed accounts to the Buyer in which we will only be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014 and, therefore, it is likely that less management fees generated by these managed accounts will be earned by us in the future. See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $675 to $705 for the three months ended September 30, 2011 as compared to $30 for the same period in 2010. The increase is primarily attributable to a increased number of new issue and advisory engagements that closed during the third quarter of 2011 as compared to the third quarter of 2010.

Principal Transactions and Other Income

Principal transactions and other income decreased by $2,144, or 71%, to $869 for the three months ended September 30, 2011, compared to $3,013 for the three months ended September 30, 2010.

Principal Transactions & Other Income

(dollars in thousands)

	September 30, 2011	September 30, 2010	Change
Change in fair value of other investments, at fair value	$783	$2,866	$(2,083)
Foreign currency	(326)	97	(423)
Dividend, interest, and other income	412	50	362

Total	$869	$3,013	$(2,144)

The decrease in the change in fair value of other investments of $2,083 is comprised of the following:

	September 30, 2011	September 30, 2010	Change
EuroDekania	(411)	421	(832)
Star Asia	2,443	1,348	1,095
Yen Hedge	(1,273)	(1,219)	(54)
Brigadier	—	(1)	1
Tiptree Financial Partners, L.P. (MFCA in 2010)	(43)	21	(64)
Deep Value	—	2,105	(2,105)
Other miscellaneous	67	191	(124)

Total	$783	$2,866	$(2,083)

In the third quarter of 2010, we purchased 529,880 shares of EuroDekania from unrelated third party investors for an amount less than the underlying NAV of EuroDekania. For the three months ended September 30, 2010, the increase in the value of our investment in EuroDekania was comprised of $309 resulting from the purchase of shares at an amount below the underlying NAV and $112 from changes in the underlying NAV of EuroDekania.

During the second quarter of 2011, we acquired 353,244 additional shares of EuroDekania at an amount less than the underlying NAV of EuroDekania. For the three months ended September 30, 2011, the change in the value of our investment in EuroDekania was comprised of an increase of $219 from the purchase of shares at an amount below the underlying NAV and a decrease of $630 from changes in the underlying NAV of EuroDekania.

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

During the first nine months of 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011. For the three months ended September 30, 2011, the change in fair value of our investment in Star Asia was comprised of (i) a reduction in value of $620 resulting from the reduction in value of certain of Star Asia’s investments that were impacted by the earthquake, tsunami, and nuclear disaster in Japan and (ii) a decrease in value of $137 from remaining changes in the investments and underlying NAV of Star Asia partially offset by (iii) an increase in value of $3,200 resulting from changes in fluctuations in the Yen as compared to the U.S. dollar.

Star Asia’s investments are primarily denominated in Japanese Yen. Star Asia itself does not hedge against currency fluctuations. Therefore, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen vs. the U.S. Dollar. From time to time, we have hedged a portion of our investment in Star Asia and recorded the gains or losses as a component of principal transactions. We have only hedged a portion of our investment because hedging could cause a reduction in our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Yen hedge, especially considering our overall corporate liquidity position. If our corporate liquidity position were to deteriorate, we may need to discontinue our hedging arrangement related to the Star Asia investment. Any remaining un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations.

As of September 30, 2011, our long exposure to Japanese Yen through our investment in Star Asia was 4.3 bln Yen (representing the total net yen based assets of Star Asia multiplied by our ownership percentage). Our hedge was 2.4 bln Yen resulting in net long exposure of 1.9 bln Yen. The spot rate of U.S. Dollar to Japanese Yen was 76.86 as of September 30, 2011 which means the un-hedged portion of our Star Asia investment was $25.3 million. As of September 30, 2010, our long exposure to Japanese Yen through our investment in Star Asia was 3.7 bln Yen. Our hedge was 1.8 bln Yen resulting in net long exposure of 1.9 bln Yen. The spot rate of Japanese Yen to U.S. Dollar was 83.29 as of September 30, 2010 which means the un-hedged portion of our Star Asia investment was $22.8 million. Subsequent to quarter end we terminated all of our Yen hedges. Going forward, we will continue to consider the appropriateness of our hedging relative to our corporate liquidity position.

We carried our investment in Brigadier at the NAV of the underlying fund. During the fourth quarter of 2010, the Brigadier fund completed its liquidation.

In June 2011, MFCA became a wholly owned subsidiary of Tiptree Financial Partners, L.P. We exchanged the 1,000,200 shares of MFCA for 111,133 shares of Tiptree Financial Partners, L.P. See note 7 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. We carry our investment in Tiptree at the NAV of the underlying fund. We carried our investment in MFCA at the NAV of the underlying fund.

As of June 30, 2011, Deep Value completed its liquidation. We carried our investment in Deep Value at the NAV of the underlying fund. The fund was substantially liquidated in the fourth quarter of 2010.

The change in other miscellaneous investments was primarily due to a decrease of $194 related to certain investments in securitizations sold during 2010, partially offset by an increase in other of $70.

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

Operating Expenses

Operating expenses decreased by $572, or 2%, to $28,690 for the three months ended September 30, 2011 from $29,262 for the three months ended September 30, 2010. The change was due to increases of $5,612 in compensation and benefits, $550 in business development, occupancy, equipment, and $146 in subscriptions, clearing, and execution, partially offset by decreases of $1,257 in professional fees and other operating expenses, $16 in depreciation and amortization, and $5,607 in a charge for impairment of goodwill.

Compensation and Benefits

Compensation and benefits increased by $5,612, or 41%, to $19,399 for the three months ended September 30, 2011 from $13,787 for the three months ended September 30, 2010.

COMPENSATION AND BENEFITS

(dollars in thousands)

	September 30, 2011	September 30, 2010	Change
Cash compensation and benefits	$16,612	$13,194	$3,418
Severance	1,244	—	1,244
Equity-based compensation	1,543	593	950

Total	$19,399	$13,787	$5,612

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The increase in cash compensation and benefits is primarily a result of the increase in headcount related to the acquisitions of JVB and PrinceRidge. During the third quarter of 2011, we incurred $1,244 of severance expense related to the workforce reductions which were carried out by PrinceRidge. Our total headcount increased from 148 at September 30, 2010 to 240 at September 30, 2011, including 61 employees of JVB as of September 30, 2011, and 129 employees of PrinceRidge as of September 30, 2011. Of the 129 employees of PrinceRidge as of September 30, 2011, 49 were formerly employees of the Operating LLC.

Compensation and benefits includes equity-based compensation which increased by $950, or 160%, to $1,543 for the three months ended September 30, 2011 from $593 for the three months ended September 30, 2010. The increase was comprised of (i) $341 related to Operating LLC unit and IFMI stock grants to employees of JVB; (ii) $297 related to PrinceRidge membership unit grants and $298 related to the grant of IFMI stock to employees of PrinceRidge (who were not formerly employees of IFMI); and (iv) $14 which represented IFMI stock grants to other IFMI employees.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment increased by $550, or 40%, to $1,942 for the three months ended September 30, 2011 from $1,392 for the three months ended September 30, 2010. The increase was primarily due to an increase in rent expense of $659 and other expenses associated with occupancy and equipment of $108, partially offset by the decrease in business development expenses, such as promotion, advertising, travel and entertainment of $217. Of the $659 increase in rent, $459 related to the costs incurred by us for the termination or subletting of office leases during the third quarter of 2011 as part of our cost savings measure following the acquisition of PrinceRidge. The increase in rent expense is also due to the office space we assumed when we acquired JVB and PrinceRidge.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution increased by $146, or 4% to $3,500 for the three months ended September 30, 2011 from $3,354 for the three months ended September 30, 2010. The increase included an increase of $742 in subscriptions primarily due to an increase in headcount as noted in the discussion of compensation and benefits above, partially offset by a decrease of $596 in clearing and execution. The decrease of $596 in clearing and execution is composed of a decrease of $1,694 in other clearing and execution costs, partially offset by an increase of $313 related to JVB and $785 related to PrinceRidge. Of the $1,694 decrease in other clearing and execution costs, $833 related to the write-off of deferred solicitation costs during the third quarter of 2010 which had been incurred to raise capital for the first Strategos Deep Value Fund. These costs had been paid and were being amortized over the expected life of the investment fund. The fund had substantially completed its liquidation as of September 30, 2010, and, accordingly, substantially all of the unamortized solicitation costs related to the first Strategos Deep Value fund were expensed in the third quarter of 2010.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $1,257, or 28%, to $3,237 for the three months ended September 30, 2011 from $4,494 for the three months ended September 30, 2010. The decrease included a decrease of $395 in legal and professional fees and a decrease of $144 in recruiting fees, partially offset by an increase in other costs of $399. The 2010 period also included $1,117 of expense recorded in the third quarter of 2010 as a result of an agreement with the FINRA staff to settle allegations concerning certain mark-ups that, following, a routine exam, the FINRA staff had alleged were impermissible. See note 21 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization decreased by $16, or 3%, to $612 for the three months ended September 30, 2011 from $628 for the three months ended September 30, 2010. The decline was primarily due to a decrease in amortization expense on certain intangible assets that were fully amortized prior to January 1, 2011. This decrease was partially offset by the increase in depreciation and amortization expense of $232 recognized for the three months ended September 30, 2011 related to the acquisitions of JVB and PrinceRidge.

Impairment of Goodwill

During the three months ended September 30, 2010, we recognized an impairment charge of $5,607. The impairment charge was a result of the annual impairment test which is completed in the third quarter of each year (as it relates to Strategos goodwill). The future cash flows of Strategos were unfavorably impacted by the successful wind down of the first Strategos Deep Value fund in 2010. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as a component of operating expenses. The Company did not recognize an impairment change during the three months ended September 30, 2011. See notes 5 and 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $1,063, or 45%, to $1,282 for the three months ended September 30, 2011 from $2,345 for the three months ended September 30, 2010. This decrease of $1,063 was comprised of (a) a decrease of $719 of interest incurred on our bank debt; (b) an increase of $155 of interest incurred on the convertible senior notes; (c) a decrease of $42 of interest incurred on the junior subordinated notes; (d) a decrease of $150 of interest incurred on subordinated notes payable; and (d) an increase of $307 of interest income related to the amount owed to a withdrawing partner of PrinceRidge (see note 16). The decrease in interest expense of $719 on bank debt was primarily due to the fact that the amount of bank debt outstanding during the three months ended September 30, 2011 and the interest rate at which we borrowed was lower as compared to the comparable period in 2010. In addition, we wrote off $675 of unamortized deferred financing costs to interest expense related to a former credit facility in the 2010 period. The increase in interest expense of $155 on the convertible senior notes is primarily due to the fact that we wrote off $95 of the amortization of discount related to the Old Notes to interest expense and we incurred interest expense on $7,621 aggregate principal amount of a new series of contingent convertible senior notes at a rate of 10.50% during the third quarter of 2011 related to the exchange of debt. The decrease in interest expense of $42 on the junior subordinated notes was primarily due to the amortization of the discount. The decrease in interest expense of $150 on subordinated notes payable was due to the fact that CCS repurchased a total of $8,081 principal amount of subordinated notes payable during the third quarter of 2010.

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

We did not repurchase any debt in the three month period ended September 30, 2011.

Income/ (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $5,274 to $838 for the three months ended September 30, 2011 from $6,112 for the three months ended September 30, 2010. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of September 30, 2010, we had five equity method investees: (1) Star Asia Manager; (2) Deep Value GP; (3) Deep Value GP II; (4) Star Asia SPV; and (5) Duart Capital. As of September 30, 2011, we had seven equity method investees: (1) Star Asia Manager; (2) Deep Value GP; (3) Deep Value GP II; (4) Star Asia SPV; (5) Star Asia Opportunity; (6) Star Asia Capital; and (7) Duart Capital. We made an initial investments of $4,055 in Star Asia Opportunity and $6 in Star Asia Capital during the third quarter of 2011. See notes 12 and 24 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

In September 2010, Strategos substantially completed the liquidation of the first Strategos Deep Value Fund. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee in the amount of $11,929. We own 50% of the Deep Value GP. Therefore, our share of this incentive fee was $5,965 and was included as a component of income from equity method affiliates during the three months ended September 30, 2010.

Income Tax Expense

The income tax benefit decreased by $51 to $571 for the three months ended September 30, 2011 from $622 for the three months ended September 30, 2010.

We recorded a tax benefit for the three months ended September 30, 2011 of $571. Based on the operating results during the nine month period as well as expectations for the remainder of 2011, we expect to incur a taxable loss during 2011. Therefore, we have recorded a tax benefit for the current year U.S. federal and state net operating losses to the extent that deferred tax liabilities are scheduled to reverse during the carry-forward periods available for U.S. federal and various U.S. state jurisdictions. Accordingly, we booked a tax benefit representing the increase in the deferred tax asset for net operating losses incurred during the current year (net of related valuation allowance).

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

Net Income/(Loss) Attributable to the Non-controlling Interest

Net income/(loss) attributable to the non-controlling interest for the three months ended September 30, 2011 and 2010 was comprised of the 33.7% non-controlling interest and 33.8% non-controlling interest, respectively, related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income attributable to the noncontrolling interest also includes the redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the 2011 period:

Summary calculation of non-controlling interest - Three Months Ended September 30, 2011

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(3,107)	$(5,149)	$(8,256)	$—	$(8,256)
Income tax benefit	—	—	(86)	(485)	(571)

Net income / (loss) after tax	(3,107)	(5,149)	(8,170)	485	(7,685)
Majority owned subsidiary non-controlling interest		(1,335)	(1,335)

Net loss attributable to the Operating LLC	(3,107)	(3,814)	(6,835)
Average effective Operating LLC non-controlling interest %(1)			33.720%

Operating LLC non-controlling interest			(2,305)
Majority owned subsidiary non-controlling interest			(1,335)

Total non-controlling interest			$(3,640)

Summary calculation of non-controlling interest - Three Months Ended September 30, 2010

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net income before tax	$(759)	$—	$(759)	$—	$(759)
Income tax expense	—	—	(351)	(271)	(622)

Net income / (loss) after tax	(759)	—	(408)	271	(137)
Majority owned subsidiary non-controlling interest		—	—

Net income attributable to the Operating LLC	(759)	—	(408)
Average effective Operating LLC non-controlling interest %(1)			33.800%

Operating LLC non-controlling interest			(138)
Majority owned subsidiary non-controlling interest			—

Total non-controlling interest			$(138)

(1)

Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our United States and United Kingdom broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by use of collateralized securities financing arrangements as well as margin loans. Since January 2010, we significantly expanded our trading operations leading to a greater amount of securities owned as well as greater balances of securities purchased under agreements to resell and securities sold under agreements to repurchase.

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our majority ownership interest in the Operating LLC. Substantially all of the Operating LLC’s net assets as well as net income are subject to restrictions on paying distributions to us. In addition, approximately $11.9 million of the Operating LLC’s cash and $54.5 million of net assets are subject to withdrawal restrictions as a result of its investment in PrinceRidge. Distributions from PrinceRidge are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forgo these distributions or to pay distributions in excess of this amount with the unanimous vote of the board. The board of PrinceRidge GP is comprised of five members. Three members are appointed by the Operating LLC and two are appointed by the individuals that were members of

PrinceRidge GP prior to our investment. Our ability to pay dividends to our stockholders will be dependent on distributions we receive from the Operating LLC and subject to the Operating LLC’s Operating Agreement. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers.

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

Our board of directors declared a dividend of $0.05 per share on November 8, 2011. The dividend will be paid on December 6, 2011 to stockholders of record on November 22, 2011. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of dividends to the stockholders of the Company. We may suspend or discontinue the payment of dividends in the future if we continue to sustain losses or if corporate liquidity needs arise. Furthermore, payment of dividends is subject to limitations imposed by Maryland law. Among other limitations, Maryland law requires that dividends be paid from either (i) current fiscal year earnings; (ii) prior fiscal year earnings; or (iii) the previous eight quarters earnings. These limitations may prevent us from paying dividends during periods of net loss.

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

Cash Flows

We have four primary uses for capital:

(1) To fund the expansion of our Capital Markets segment: Through September 2011, we expanded our Capital Markets segment by expanding our offices, hiring additional sales and trading professionals and launching new initiatives to expand on our existing capabilities and acquiring JVB and PrinceRidge. We believe that we are better capitalized and able to utilize more leverage in our Capital Markets business and therefore expand our operations to other credit-related fixed income areas to deepen our product capabilities. We believe the prudent use of capital to facilitate client orders will increase trading volume and profitability.

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

As of September 30, 2011 and December 31, 2010, we maintained cash and cash equivalents of $25,633 and $43,946, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities	$239	$(30,520)
Cash flow from investing activities	(10,332)	16,208
Cash flow from financing activities	(8,345)	(12,481)
Effect of exchange rate on cash	125	170

Net cash flow	(18,313)	(26,623)
Cash and cash equivalents, beginning	43,946	69,692

Cash and cash equivalents, ending	$25,633	$43,069

See the statement of cash flows in our consolidated financial statements. We believe our cash available on hand as well as our investment in our trading portfolio will provide sufficient liquidity to meet the cash needs of our ongoing operating needs.

Nine Months Ended September 30, 2011

As of September 30, 2011, our cash and cash equivalents were $25,633, representing a net decrease of $18,313 from December 31, 2010. The decrease was attributable to the cash provided by operating activities of $239 and the effect of the increase in the exchange rate on cash of $125, partially offset by the cash used for investing activities of $10,332, and the cash used for financing activities of $8,345.

The cash provided by operating activities of $239 was comprised of (a) net cash outflows of $8,028 related to working capital fluctuations primarily comprised of net outflows of $8,704 related to a decrease in accrued compensation payable offset by other working capital fluctuations; (b) $17,953 of net cash inflows from investments in our overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies and restricted cash on deposit which is related to various trading activities as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a decrease in cash generated from other earnings items of $9,686 (which represents net income or loss adjusted for the following non-cash operating items: realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash used in investing activities of $10,332 was comprised of (a) cash proceeds from the return of principal of $3,887 which was comprised of $3,821 from our investment in the Duart Fund, $19 from the final liquidation of the first Deep Value fund and $47 from our investments in certain residential loans; (b) cash received of $93 from the sale of certain investments in securitizations that were classified as other investments, at fair value on the consolidated balance sheets; (c) cash received of $6,529 from equity method affiliates Deep Value GP, Star Asia Manager and Star Asia SPV; (d) the cash acquired in the acquisition of PrinceRidge of $2,149; offset by (e) the cash consideration paid, net of cash acquired, for the acquisition of JVB of $14,956; (f) the investment of $4,723 in equity method affiliates related to Duart Capital, Star Asia SPV, Star Asia Opportunity and Star Asia Capital; (f) the purchase of other investments, at fair value of $2,943, specifically the purchase of additional shares of Star Asia in the amount of $226 directly from unrelated third parties during the first quarter of 2011, the purchase of additional shares of EuroDekania in the amount of $533, and the purchase of other investments, which consisted primarily of the Japanese Yen currency forward contract, of $2,184; and (g) the purchase of additional furniture and leasehold improvements of $368 related to the New York and Philadelphia offices and the EuroDekania Management Limited office in the United Kingdom.

The cash used in financing activities of $8,345 was comprised of (a) the repayment of $4,068 of outstanding borrowings on our secured credit facility entered into on July 29, 2010 between our subsidiary, Dekania Investors, LLC and T.D. Bank, N.A., (the “2010 Credit Facility”); (b) the payment of deferred issuance and financing costs of $264 related to the exchange of $7,621 principal amount of the Old Notes for the New Notes; (c) distributions to the noncontrolling interest holders of $791; (d) dividends to the Company’s stockholders of $1,603; (e) the payment of $107 for the redemption of the membership units of the Operating LLC by one of the non-controlling interest holders; (f) the acquisition of common stock for treasury of $1,457; and (g) the payment of $55 for employees’ tax obligations to taxing authorities related to the vesting of equity based awards.

Nine Months Ended September 30, 2010

As of September 30, 2010, our cash and cash equivalents were $43,069, representing a net decrease of $26,623 from December 31, 2009. The decrease was attributable to the cash used for operating activities of $30,520, and the cash used for financing activities of $12,481, partially offset by the cash provided by investing activities of $16,208 and the effect of the increase in the exchange rate on cash of $170.

The cash used for operating activities of $30,520 was comprised of (a) net cash inflows of $11,738 related to working capital fluctuations; (b) $28,021 of net cash outflows from overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies and restricted cash on deposit which is related to various trading activities, as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a reduction in cash earnings of $14,237 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, gain on sale of management contracts, realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity-based compensation, depreciation and amortization, and impairment of goodwill).

The cash provided by investing activities of $16,208 was comprised of (a) cash proceeds from the return of principal of $19,357, which is comprised of $17,330 from our investment in the Deep Value fund and $2,027 from our investments in certain interests in securitizations and residential loans; (b) cash received from the sale of other investments of $8,540 (which includes $3,454 from the sale of a single investment in securitizations, $1,056 from the sale of RAIT common stock, $3,721 from the redemption of 90% of our investment in the Brigadier hedge fund and $309 from the sale of other investments); (c) cash received from sale of management contracts of $971; as well as (d) cash of $3,273 we received as a return of investment from equity method affiliates; partially offset by (e) the investment of $5,198 we made in various equity method affiliates, including $4,386 in Star Asia SPV and $812 in Duart Capital; (f) the purchase of other investments, far value, including (i) the purchase of additional shares of Star Asia in the amount of $1,334 related to the Star Asia’s rights offering, as well as $1,836 for the purchase of shares directly from unrelated third parties during the second quarter of 2010; (ii) the purchase of additional shares of EuroDekania in the amount of $282 from unrelated third parties during the third quarter of 2010; (iii) the purchase of an investment in Brigadier of $39 from an existing unrelated third party investor; (iv) the investment of $4,500 in the Duart Fund during the third quarter of 2010; and (v) the purchase of other investments of $1,765; (g) the purchase of additional furniture and leasehold improvements of $682 related to our New York office and the EuroDekania Management Limited office in the United Kingdom; and (h) the acquisition of a broker-dealer for $297 during the third quarter of 2010.

The cash used in financing activities of $12,481 was comprised of (a) $9,300 of borrowings related to the 2010 Credit Facility we entered into in July 2010, (b) the repayment of $9,950 of outstanding borrowings on our prior credit facility; (c) the repurchase of $5,144 notional amount of contingent convertible senior notes for $4,115; (d) the repurchase of $8,081 principal amount of subordinated notes payable for $6,465; (e) payments for deferred issuance and financing costs of $303; (f) distributions to noncontrolling interest holders of $264; (g) dividends to the Company’s stockholders of $521; and (h) the payment of $163 for employees’ tax obligations to taxing authorities related to the vesting of equity based awards. The total shares withheld were based on the value of the restricted stock award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Share Repurchase Program

We have a share repurchase program which was authorized by our board of directors whereby share repurchases are effected by us in the open market or in privately negotiated transactions. Execution of the share repurchase program is based on management’s assessment of market conditions for our common stock and other potential uses of capital. During the third quarter of 2011, we repurchased 647,701 shares of our common stock at a total cost of $1,457 at a per share price of $2.25 from an unrelated third party in a privately negotiated transaction. At September 30, 2011, the maximum dollar value of shares that may be repurchased under our share repurchase program is $45,847. We subsequently retired the 647,701 shares of common stock. See note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Regulatory Capital Requirements

Five of our majority owned subsidiaries include licensed securities dealers in the United States and the United Kingdom. As broker-dealers, our subsidiaries, CCS, CCCM, JVB and PrinceRidge Group, are subject to Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, and our international subsidiary, EuroDekania Management Limited, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2011, which amounted to $2,515 were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$971
United Kingdom	1,544

Total	$2,515

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2011, total net capital, or equivalent as defined by local statutory regulations in our licensed broker-dealers amounted to $43,385.

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

The following table presents our period end balance, average monthly balance and maximum balance at any month end during the nine months ended September 30, 2011 and the twelve months ended December 31, 2010 for securities purchased under agreements to resell and securities sold under agreements to repurchase.

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2011		2010
Receivables under Resale Agreements
Period End	$39,189		$—
Monthly Average	N/A	(1)	31,215
Maximum month end	158,099		89,475
Securities Sold Under Agreements to Repurchase
Period End	$42,761		$69,816
Monthly Average	95,667		28,622
Maximum month end	178,998		96,365

(1)	Securities purchased under agreements to resell were only outstanding for the months ended June 30, 2011 through September 30, 2011.

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

As of September 30, 2011, $2,908 was drawn, $50 was committed for one letter of credit, and there was no availability to borrow additional funds under the 2010 Credit Facility. As of September 30, 2011, we were in compliance with the covenants in our debt financing documents. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes long-term indebtedness and other financing as of September 30, 2011 and December 31, 2010, respectively:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of September 30, 2011
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms	Weighted Average Interest @ 09/30/2011	Weighted Average Contractual Maturity
2010 Credit Facility	$2,908		$2,908	6.0%	6.0%	September 2012
Contingent convertible senior notes	19,506	(1)	19,387	8.75%	8.75%	May 2027(2)
Junior subordinated notes (3)	49,614		17,020	7.4%	7.4%	August 2036
Subordinated notes payable	1,469		1,469	12.0%	12.0%	June 2013

Total			$40,784

	As of December 31, 2010
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms	Weighted Average Interest @ 12/31/2010	Weighted Average Contractual Maturity
2010 Credit Facility	$6,976		$6,976	6.0%	6.0%	September 2012
Contingent convertible senior notes	19,506	(1)	19,104	7.6%	7.6%	May 2027(2)
Junior subordinated notes (3)	49,614		17,160	7.4%	7.4%	August 2036
Subordinated notes payable	1,448		1,448	12.0%	12.0%	June 2013

Total			$44,688

(1)	Comprised of $11,885 principal amount of our outstanding 7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”) and $7,621 aggregate principal amount of our outstanding 10.50% Contingent Convertible Senior Notes due 2027 (the “New Notes”).
(2)	We may redeem all or part of the $11,885 principal amount of the Old Notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the notes, plus accrued interest and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the Old Notes may require us to repurchase all or a portion of their notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the Old Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the Old Notes are required to provide notice to us of their plan to redeem the notes at any time during the 30 days prior to May 15, 2012, May 15, 2017, or May 15, 2022. The first date at which the holders of the New Notes can require us to repurchase the New Notes is May 15, 2014. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.
(3)	The outstanding par represents the total par amount of the junior subordinated noted held by two separate VIE trusts. We do not consolidate these trusts. We hold $1,489 par value of these junior subordinated notes. These notes held by us have a carrying value of $0. Therefore, the net par value held by third parties is 48,125.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2011 and the future periods in which such obligations are expected to be settled in cash. Our bank debt, junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. $11,885 aggregate principal amount of our contingent convertible senior notes are assumed to be repaid on May 15, 2012, which represents the earliest date that the holders of the Old Notes may require us to repurchase the notes for cash. $7,621 aggregate principal amount of our contingent convertible senior notes are assumed to be repaid on May 15, 2014, which represents the earliest date that the holders of the New Notes may require us to repurchase the notes for cash. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, excluded from the table is an unrecognized tax benefit of $1,231 because we cannot make a reasonably reliable estimate of the period of cash settlement. See note 18 to our consolidated financial statements included in Item 1 to this Quarterly Report on Form 10Q for further information about the unrecognized tax benefit.

CONTRACTUAL OBLIGATIONS

As of September 30, 2011

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$7,762	$2,476	$3,587	$1,696	$3
Maturity of 2010 Credit Facility (1)	2,908	2,908	—	—	—
Interest on 2010 Credit Facility (2)	81	81	—	—	—
Maturity of convertible senior notes (3)	19,506	11,885	7,621	—	—
Interest on convertible senior notes (3)	3,267	1,667	1,600	—	—
Maturities on junior subordinated notes	48,125	—	—	—	48,125
Interest on junior subordinated notes (4)	54,688	3,575	4,270	4,270	42,573
Maturities of subordinated notes payable (5)	1,559	—	1,559	—	—
Interest on subordinated notes payable (6)	270	133	137	—	—

Total	$138,166	$22,725	$18,774	$5,966	$90,701

(1)	Commencing on September 30, 2010, quarterly principal payments of $1,162 are due, and all unpaid principal is due and payable on September 30, 2012.
(2)	Interest on the 2010 Credit Facility includes the finance charge on one letter of credit and interest on all outstanding debt as of September 30, 2011, which is variable. The interest rate of 6.00% as of September 30, 2011 was used to compute the contractual interest payment in each period noted. Fluctuations in actual interest rates may result in different interest payments than noted above.
(3)	Assumes the Old Notes are repurchased May 15, 2012 and the New Notes are repurchased May 15, 2014. Interest includes amounts payable during the period the contingent convertible senior notes were outstanding at an annual rate of 7.625% for the Old Notes and 10.50% for the New Notes.
(4)	The interest on the junior subordinated notes related to the Alesco Capital Trust is based on a fixed interest rate of 9.50% through to July 30, 2012, and an assumed variable rate of 4.374% based on a 90-day LIBOR rate as of September 30, 2011 plus 4.00% calculated from July 30, 2012 through to maturity. The interest on the junior subordinated notes related to the Sunset Capital Trust is variable. The interest rate of 4.524% (based on a 90-day LIBOR rate as of September 30, 2011 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(5)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $154. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%.
(6)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of the Company’s valuation processes and additional information about unobservable inputs impacting Level 3 measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We will adopt the provisions of ASU 2011-04 effective January 1, 2012, and are currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits companies to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50%. Under this option, a company would no longer be required to calculate the fair value of the reporting unit unless the company determines, based on that qualitative assessment, that it more likely than not that its fair value is less than its carrying amount. A company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment tests. A company may resume performing the qualitative assessment in any subsequent period. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. These examples of events and circumstances supersede (1) the previous examples included in Topic 350 of event and circumstances that a company should consider when testing goodwill for impairment between annual tests and (2) the previous examples of events and circumstances that a company having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test, used to measure the amount of the loss, if any. The guidance provided in ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt the provisions of ASU 2011-08 effective January 1, 2012, and are currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

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

During the nine months ended September 30, 2011, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Fixed Income Securities: We hold the following securities: U.S. treasury securities, U.S. government agency MBS, U.S government agency debt securities, collateralized mortgage obligations (“CMOs”), non-government MBS, corporate bonds, redeemable preferred stock, municipal bonds, certificates of deposits, Small Business Administration (“SBA”) loans, residential loans, whole loans, unconsolidated investments in the middle and senior tiers of securitization entities and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include to-be-announced securities (“TBAs”). The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“ bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2011, we would incur a loss of $1,646 if the yield curve rises 100 bps across all maturities and a gain of $1,718 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment which is denominated in Euros and another permanent capital vehicle for which our investment is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2011 our equity price sensitivity was $4,413 and our foreign exchange currency sensitivity was $2,602.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2011, a 100 bps change in three month LIBOR would result in a change in our annual cash paid for interest in the amount of $200. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $1,605.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently in the process of integrating controls of JVB with the controls of IFMI. The Company expects to have this integration complete by the end of 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (2)
July 1, 2011 to July 31, 2011	484	$3.09	—	$47,303,874
August 1, 2011 to August 31, 2011	647,701	2.25	647,701	45,846,546
September 1, 2011 to September 30, 2011	2,299	1.90	—	45,846,546

Total	650,484	$2.25	647,701

(1)	We repurchased an aggregate of 2,783 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock.

(2)	On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions.

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

In addition, the Company’s ability to pay dividends will be dependent on distributions it receives from the Operating LLC. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers and may be impacted by restrictions imposed by the 2010 Credit Facility entered into on July 29, 2010 and subject to the provisions of the Operating LLC operating agreement. In addition, approximately $11.9 million of the Operating LLC’s cash and $54.5 million of net assets are subject to withdrawal restrictions as a result of investment in PrinceRidge. Distributions from PrinceRidge are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forgo these distributions or to pay distributions in excess of this amount with a unanimous vote of the board. The board of PrinceRidge GP is comprised of five members. Three members are appointed by the Operating LLC and two are appointed by the individuals that were members of PrinceRidge GP prior to our investment.

Item 6.	Exhibits

Exhibit No.	Description

11.1	Statement Regarding Computation of Per Share Earnings.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Stockholders’ Equity for the Twelve Months Ended December 31, 2010 and the Nine Months Ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.***

*	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ DANIEL G. COHEN
Daniel G. Cohen
Date: November 9, 2011		Chairman of the Board and Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: November 9, 2011		Executive Vice President, Chief Financial Officer and Treasurer