Form 10-K
period 2011-12-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2012-03-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $36.4 million.

As of March 1, 2012, there were 12,667,624 shares of Common Stock outstanding.

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

While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in “Item 1A — Risk Factors.” Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	benefits, results, costs reductions and synergies resulting from the Company’s recent business combination;

•	integration of operations;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	market outlook;

•	expected financial position;

•	expected results of operations;

•	future cash flows;

•	financing plans;

•	plans and objectives of management;

•	tax treatment of the business combinations;

•	fair value of assets; and

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc. a Maryland corporation. The “Company,” “we,” “ us,” and “ our” refers to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC), or the “Operating LLC” refers to the main operating subsidiary of the Company; “Cohen Brothers,” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-Merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN that we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009 and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term, “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB” refers to JVB Financial Holdings, L.L.C.; “EDML” refers to EuroDekania Management, LTD; “PrinceRidge Holdings” refers to PrinceRidge Holdings LP and its subsidiaries; “PrinceRidge GP” refers to PrinceRidge Partners LLC; and “PrinceRidge” refers to PrinceRidge Holdings together with PrinceRidge GP.

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

INFORMATION REGARDING INSTITUTIONAL FINANCIAL MARKETS, INC.

Overview

We are an investment firm specializing in credit-related fixed income investments. We were incorporated in 2004 but began operations, through our predecessors, in 1999 as an investment firm focused on small and mid-cap banks but have grown into a more diversified specialty investment holding company. We are organized into three business segments — Capital Markets, Asset Management, and Principal Investing. The Capital Markets business segment consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services. The Asset Management business segment manages assets within a variety of investment vehicles, including collateralized debt obligations (“CDOs”), permanent capital vehicles, managed accounts, and investment funds. As of December 31, 2011, we had $8.1 billion in assets under management (“AUM”), which consisted primarily of CDO AUM. The Principal Investing business segment is comprised primarily of our investments in the investment vehicles we manage.

Financial information concerning our business segments is set forth in “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 55 and note 29 of the consolidated financial statements beginning on page F-88. For more information regarding our geographic locations, see Item. 2 Properties, below, and note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

Capital Markets

Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services through our subsidiaries, JVB, PrinceRidge, and EuroDekania Management, Limited (“EuroDekania Management”). On January 13, 2011, we closed our acquisition of JVB, a fixed income broker-dealer that specializes in small size transactions in certificates of deposit (“CDs”), corporate bonds, mortgage-backed securities (“MBS”), structured products, municipal securities, and U.S. government agency securities primarily within the dealer market. On May 31, 2011, we contributed a substantial part of our Capital Markets segment to PrinceRidge in exchange for an approximate 70% interest in PrinceRidge. The total amount contributed by us to PrinceRidge was approximately $45 million in cash and equity interests. JVB was not included in the PrinceRidge transaction. PrinceRidge is a New York-based financial services firm comprised of a sales and trading group specializing in structured products and corporate credit and an investment banking group concentrated on corporate finance. These transactions merged highly complementary businesses with little overlap to further our objective of expanding our Capital Markets business by significantly increasing our capital base and number of Capital Markets professionals. In particular, the PrinceRidge transaction provided an opportunity to partner with an experienced leadership team capable of building out our Capital Markets platform.

Immediately following the PrinceRidge transaction, we had four U.S. broker-dealers: Cohen & Company Securities LLC (“CCS”), Cohen & Company Capital Markets LLC (“CCCM”), The PrinceRidge Group LLC (“TPRG”), and JVB Financial Group LLC. They are all registered broker-dealers under the Exchange Act and members of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). We acquired CCCM in 2010 (formerly named Fairfax, LLC) primarily to avail ourselves of our existing clearing relationship. CCCM and TPRG operate under our PrinceRidge subsidiary. JVB Financial Group LLC operates under our JVB subsidiary. CCS is our legacy broker-dealer, which does not contribute materially to our current Capital Markets operations. In addition, our European subsidiary, EuroDekania Management, is regulated by the Financial Services Authority (“FSA”) in the United Kingdom. On February 8, 2012, FINRA approved the merger between TPRG and CCCM. On February 17, 2012, PrinceRidge effected the merger reducing the number of our U.S. broker-dealers to three.

Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in a variety of products, including but not limited to: corporate bonds and loans, asset-backed securities (“ABS”), MBS, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), municipal securities, Small Business Administration loans (“SBA loans”), U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks and, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. We also offer execution and brokerage services for cash equity and derivative products.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, (2) new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging the issuance of newly created debt, equity, and hybrid financial instruments. Our Capital Markets business segment has offices in Boca Raton, Charlotte, Chicago, Houston, London, New York, Paris, Philadelphia, Ridgefield (Connecticut), Sparks (Maryland), and Washington D.C.

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

For the better part of a decade, we have actively engaged in the brokering of TruPS and pooled TruPS in the secondary market. However, there has been essentially no new issuance of pooled TruPS since 2007 because the credit market disruption resulted in market yields that are much higher than the banks would be willing to pay to issue securities into an investment vehicle. But while new issuance activity closed down, the secondary trading volumes increased dramatically. A large number of entities were motivated or forced to sell their holdings. Reasons for selling included margin calls on financed assets, hedge fund redemptions, ratings downgrades, warehouse liquidations, and investment vehicles breaching covenants and liquidating. At the same time, investors who had historically invested in the initial issuance of these securities were not as active in the market. We recognized that the conditions that caused increased secondary trading opportunities in the TruPS market also existed in other credit-based fixed income markets. Corporate bonds, RMBS, CMBS, European credit securities, and leveraged finance securities (high yield bonds and leveraged loans) all faced similar conditions.

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from an exclusive focus on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with smoother, diversified revenue streams primarily from trading activity. Over the past four years, we have hired many sales and trading professionals with expertise in areas that complement our core competency in structured credit. In 2011, our acquisitions of JVB and PrinceRidge further expanded our Capital Markets platform. As a result of these acquisitions, our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008 to 145 sales and trading professionals and 25 investment banking professionals as of December 31, 2011. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes, and bolster the service capabilities of our Capital Markets business segment.

Trades in our Capital Markets segment can be either “riskless” or risk-based. “Riskless trades” are transacted with a customer order in hand, resulting in limited risk to us. Risk-based trades involve us owning the securities and thus placing our capital at risk. Such risk-based trading activity may include the use of leverage. In recent years, we began to utilize more leverage in our Capital Markets business segment. We believe that the prudent use of capital to facilitate client orders increases trading volume and profitability. Any gains or losses on securities that we have purchased in the secondary market are recorded in our Capital Markets business segment, whereas any gains or losses on securities that we retained in our sponsored investment vehicles are recorded in our Principal Investing business segment.

Asset Management

Our Asset Management business segment manages assets within a variety of investment vehicles, including CDOs, permanent capital vehicles, managed accounts, and investment funds. We earn management fees for our on-going asset manager services provided to these investment vehicles, which may include fees both senior and subordinate to the securities issued by the investment vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2011, we had $8.1 billion in AUM, of which 97.5%, or $7.9 billion, was in CDOs we manage.

Our AUM increased from $965.8 million at December 31, 2003 to $8.1 billion at December 31, 2011, but has declined year-to-year since 2007. AUM refers to assets under management and equals the sum of: (1) the gross assets included in the CDOs that we have sponsored and manage; plus (2) the gross assets accumulated and temporarily financed in warehouse facilities during the accumulation phase of the securitization process, which gross assets are intended to be included in CDOs; plus (3) gross assets of a portfolio that we managed for RAIT Financial Trust, a publicly traded real estate investment trust (NYSE:RAS) (“RAIT”); plus (4) the net asset value (“NAV”) of the permanent capital vehicles and investment funds we manage; plus (5) the NAV of other managed accounts. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our AUM measure includes, for instance, certain AUM for which we charge either no or nominal fees such as assets in the accumulation phase for future securitization. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.

As of December 31, 2011, we had four subsidiaries that act as collateral managers and investment advisors to the CDOs that we manage. Each of these entities is a registered investment advisor under the Investment Advisers Act.

Subsidiary	Product Line	Asset Class
Cohen & Company Financial Management, LLC	Alesco	Bank and insurance TruPS, subordinated debt of primarily U.S. companies

Dekania Capital Management, LLC	Dekania U.S., Dekania Europe 1 & 2	Bank and insurance TruPS, subordinated debt of primarily European companies.

EuroDekania Management Limited	Neptuno III, Dekania Europe 3, Xenon	Corporate loans, broadly syndicated leverage loans, bank and insurance TruPS and subordinated debt, commercial real estate debt of primarily European companies.

Cira SCM, LLC	Kleros, Libertas, Scorpius	ABS

The value to us of a CDO structure was derived from the arbitrage between the cost of borrowing and the return profile of the underlying collateral. With our asset classes, we sought to maximize the spread differential between the yield on the underlying collateral and our cost of financing. Each portfolio was structured to maximize relative value based on our credit views and maximize diversification in order to minimize the effect of isolated credit events on the overall portfolio. Our management of the portfolio utilizes our infrastructure to minimize defaults of underlying assets and to maximize recoveries in the case of defaults. We sought to achieve diversification of overall asset exposure. Thus, CDOs were structured across a range of sectors to maximize portfolio diversification and to minimize correlation among the expected performance of our various asset classes.

The chart below shows changes in our AUM by product line for the last five years.

	2007	2008	2009	2010	2011
	(Dollars in thousands)
Alesco (1)	$9,404	$8,566	$7,110	$2,845	$2,609
Dekania U.S.	674	654	615	604	543
Dekania Europe (2)	1,295	1,625	1,570	1,423	1,346
Emporia (3)	1,159	1,170	—	—	—
Kleros (4)	19,637	9,341	5,308	3,955	2,533
Libertas (4)	3,282	412	86	76	20
Scorpius	1,415	441	—	—	—
Non-Profit (5)	397	391	—	—	—
Neptuno (2)	618	887	881	827	809

Total Completed CDO AUM	37,881	23,487	15,570	9,730	7,860
Pre-Close CDO AUM	984	177	—	—	—
RAIT AUM (6)	4,310	—	—	—	—
Permanent Capital Vehicles, Investment Funds and Other	748	627	636	589	203

Total AUM	$43,923	$24,291	$16,206	$10,319	$8,063

(1)	On July 29, 2010, we completed the sale of our Alesco X-XVII contracts to an unrelated third party. For more information see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 55.
(2)	Dekania Europe and Neptuno portfolios are denominated in Euros; for purposes of the table above they have been converted to U.S. dollars at the prevailing exchange rates at the points in time presented.
(3)	On February 27, 2009, we completed the sale of our Emporia contracts to an unrelated third party. For more information see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 55.
(4)	On March 29, 2011, we completed the sale of our investment advisory agreements relating to a series of closed-end distressed debt funds, known as the Deep Value funds, and certain separately managed accounts to a new entity owned by two of our former employees, known as Strategos Capital Management, LLC. At the same time, we changed the name of our wholly owned subsidiary that previously served as the investment advisor from Strategos Capital Management, LLC to Cira SCM, LLC. This entity still serves as the collateral manager for the Kleros and Libertas portfolios. In connection with the transaction, we entered into a sub-advisory agreement to employ Strategos Capital Management, LLC to render advice and assistance with respect to collateral management services to the Kleros and Libertas portfolios.
(5)	On March 18, 2009, we completed the assignment of our non-profit management contract to an unrelated third party. For more information see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 55.
(6)	In 2005, we formed Taberna Realty Finance Trust (“Taberna”) and spun it off in a private offering to RAIT shortly after it was formed. Through June 2008, we provided oversight and monitoring services to RAIT for a portfolio of whole loans owned by RAIT.

CDO Asset Classes:

A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. We have originated assets for, served as co-placement agent for, and continue to manage this type of investment vehicle, which is generally structured as a trust. In addition, we invested in some of the debt and equity securities initially issued by the CDOs, gains and losses of which are part of our Principal Investing business segment.

The credit crisis caused available liquidity, particularly through CDOs and other types of securitizations, to decline precipitously. Our ability to accumulate assets for securitization effectively ended with the market disruption. We securitized $14.8 billion of assets in 16 trusts during 2006; $17.8 billion of assets in 16 trusts during 2007; $400 million of assets in one trust during 2008; and zero assets in zero trusts during 2009, 2010, and 2011.

These structures can hold different types of securities. Historically, we have focused on the following asset classes: (1) United States and European bank and insurance TruPS and subordinated debt; (2) United States ABS, such as MBS and commercial real estate loans; (3) United States corporate loans; and (4) United States obligations of non-profit entities.

We generate asset management revenue for our services as asset manager. Many of our sponsored CDOs, particularly those where the assets are bank TruPS and ABS, have experienced asset deferrals, defaults, and rating agency downgrades that reduce our management fees. In 16 out of 19 of our ABS deals, the extent of the deferrals, defaults, and downgrades caused credit-related coverage tests to trigger an event of default. Under an event of default, the senior debt holders in the structure can generally force a liquidation of the entity. To date, nine of our ABS structures have been liquidated following an event of default, and one is in the process of liquidating. In addition, all of the bank TruPS structures we manage and all of the ABS structures we manage have experienced high enough levels of deferrals, defaults, and downgrades to reduce our subordinated management fees to zero. In a typical structure, any failure of covenant coverage tests redirects cash flow to pay down the senior debt until compliance is restored. If compliance is eventually restored, the entity will resume paying subordinated management fees to us, including those that accrued but remained unpaid during the period of non-compliance.

A description of each of our remaining CDO product lines is set forth below.

Alesco, Dekania, and Xenon. Cohen & Company Financial Management, LLC manages our Alesco platform. Dekania Capital Management, LLC manages the first four Dekania deals that were issued, which include both Dekania U.S. (denominated in U.S. dollars) and Dekania Europe (denominated in Euros) structures. EuroDekania Management manages the last Dekania Europe and the only Xenon deal that was issued, which are both Euro-denominated. From the inception of these asset classes in September 2003 through December 31, 2011, we originated or placed approximately $11.9 billion in subordinated financing in the form of TruPS and surplus notes issued by banks, bank holding companies, thrift holding companies, and insurance companies in the United States and Europe. As of December 31, 2011, we managed nine Alesco deals, two Dekania U.S. deals, three Dekania Europe deals, and one Xenon deal. We have six professionals who are primarily focused on these programs.

In general, our Alesco and Dekania deals have the following terms. We receive senior and subordinate management fees, and there is a potential for incentive fees on certain deals if equity internal rates of return are greater than 15%. We can be removed as manager without cause if 66.7% of the rated note holders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior note holders vote to remove us when certain over-collateralization ratios are below 100%. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. Cause includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a non-call period for the equity holders, which ranges from three to six years. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as it generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. In ten years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction of the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. Any failure of over-collateralization coverage tests redirects interest to paying down notes until compliance is restored. The securities mature 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.

In general, the Xenon deal has the following terms. We receive senior and subordinate management fees, and there is no potential for incentive fees. We cannot be removed as manager without cause. We can be removed as manager for cause if a majority of the security holders or a majority of subordinated security holders vote to remove us. Cause includes unremedied violations of the portfolio management agreement or trust agreement, breach of the portfolio management agreement that is not cured within 45-60 days, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution, the occurrence of an event of default, or becoming subject to taxes that could be reduced by removing the manager. A majority of the subordinated security holders can trigger an optional redemption as long as it generates sufficient proceeds to cover all principal and accrued interest on the senior securities and all expenses. The securities mature in four years from closing. An event of default will occur if a default occurs and continues for a period of three days or more in the payment of any sum due in respect of the securities, failure to perform or observe any obligation under the portfolio management agreement or trust agreement, or if any order is made by any competent court or any resolution is passed for the winding-up or dissolution of the issuer other than for the purposes of amalgamation, merger, consolidation, reorganization or other similar arrangements on terms approved by the trustee. While an event of default exists, a majority of the senior security holders can declare the principal and accrued and unpaid interest immediately due and payable.

Our aggregate Alesco, Dekania, and Xenon AUM have increased from approximately $965.8 million as of December 31, 2003 to approximately $4.5 billion as of December 31, 2011, but has declined year-to-year since 2007.

Kleros/Libertas/Scorpius. Cira SCM, LLC manages our Kleros, Libertas, and Scorpius programs. We have completed 13 deals under the Kleros and Kleros Real Estate brand names, collateralized by high grade RMBS (generally backed by securities initially rated single A or higher). We have also completed five deals under the Libertas brand name, collateralized by mezzanine grade ABS (generally backed by securities initially rated BBB on average), and one deal under the Scorpius brand name, collateralized by synthetic mezzanine grade ABS (generally backed by synthetic or credit default swap securities). During 2008, as a result of turmoil in the credit markets and the real estate sector in particular, one of the Kleros Real Estate and two of the Libertas deals were liquidated. In 2009, the one Scorpius deal and one of the Kleros deals were liquidated. In 2011, two of the Kleros Real Estate deals, one of the Kleros deals, and one of the Libertas deals were liquidated. In early 2012, another of the Kleros deals began the process of liquidating.

On March 29, 2011, we completed the sale of our investment advisory agreements relating to a series of closed-end distressed debt funds, known as the Deep Value funds, and certain separately managed accounts to a new entity owned by two of our former employees, known as Strategos Capital Management, LLC. At the same time, we changed the name of our wholly owned subsidiary that previously served as the investment advisor from Strategos Capital Management, LLC to Cira SCM, LLC. This entity still serves as the collateral manager for the Kleros and Libertas portfolios. In connection with the transaction, we entered into a sub-advisory agreement to employ Strategos Capital Management, LLC to render advice and assistance with respect to collateral management services for the Kleros and Libertas portfolios.

In general, our Kleros and Libertas deals have the following terms. We receive senior management fees. All of the subordinate management fees have been deferred with no potential for collection, and there is no potential for incentive fees. Typically, we cannot be removed as manager without cause. We can be removed as manager for cause if 66.7% of the controlling class of note holders or a majority of equity holders vote to remove us. In general, cause includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution, as well as an event of default. Certain of the deals have a reinvestment period after closing, which ranges from three to five years, during which the manager may sell and purchase collateral for the portfolio; such reinvestment period is terminated upon the occurrence of an event of default. Typically, there is a three or four year non-call period for the equity holders. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as it generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. In seven or eight years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction for the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the notes and all expenses. There is no protection for equity holders in an auction call. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. The securities mature 40-45 years from closing. An event of default will occur if certain credit covenant ratios drop below specific levels. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable. Only two of our Kleros deals and one of our Libertas deals have not yet triggered an event of default.

AUM in our Kleros, Libertas, and Scorpius product lines increased from $996.0 million as of December 31, 2005 to $24.3 billion as of December 31, 2007, reflecting a compound annual growth rate of 394%. This period of rapid growth was driven by high levels of home price appreciation as well as the loosening of mortgage underwriting standards which generated record mortgage origination volume. In 2007, many regions of the country started reporting declining home prices. The aggressive underwriting standards and declining home prices led to higher than anticipated delinquencies, defaults, and losses. AUM fell to $2.6 billion as of December 31, 2011.

Neptuno. EuroDekania Management acts as junior investment manager to Neptuno CLO III B.V. (“Neptuno III”), a limited liability company incorporated under the laws of The Netherlands. The lead investment management partner on this deal is a large European bank. Neptuno III is comprised of European broadly syndicated corporate loans. We completed Neptuno III in December 2007.

In general, Neptuno III has the following terms. We receive senior and subordinate management fees, and there is no potential to earn incentive fees. We cannot be removed as junior investment manager without cause. We can be removed as junior investment manager for cause if 66.7% of the senior note holders and 66.7% of the equity holders vote to remove us. Cause includes unremedied violations of the collateral management agreement or trust deed, breach of the collateral management agreement that is not cured within 30-60 days, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a six year reinvestment period after closing during which the manager may sell and purchase collateral for the deal. After the last day of the reinvestment period, collateral principal collections will be applied to pay down the notes sequentially. There is a three year non-call period for the equity holders. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as it generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. Any failure of over-collateralization coverage tests redirects interest to pay down notes until compliance is restored. Any failure of interest diversion tests during the reinvestment period redirects interest to purchasing collateral until compliance is restored. The maturity of the securities is 17 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.

Permanent Capital Vehicles:

The objective of permanent capital vehicles is to provide stockholders with attractive risk-adjusted returns and predictable cash distributions by investing in selected credit asset classes. Events in the financial markets over the last few years have challenged the investment strategy of our permanent capital vehicles. In general, poor credit performance reduces investor demand for the asset classes in which we specialize, thereby making it more difficult for us to raise additional capital into existing permanent capital vehicles.

EuroDekania

EuroDekania Limited (“EuroDekania”) is a Guernsey corporation that we manage. EuroDekania invests in hybrid capital securities of European banks and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds. EuroDekania began operations in March 2007 when it raised approximately €218 million in net proceeds from a private offering of securities, of which we invested €5.3 million. In addition, we made follow-on investments in EuroDekania through secondary trades of $0.3 million in August 2010, $0.4 million in May 2011, and $0.1 million in June 2011.

Our Chairman and Chief Executive Officer, Daniel G. Cohen, serves as one of five members of the board of directors of EuroDekania. As of December 31, 2011, we owned 10% of EuroDekania’s outstanding shares, which were valued at $2.4 million. At December 31, 2011, EuroDekania had an estimated NAV of $24 million.

MFCA / Tiptree

Muni Funding Company of America, LLC (“MFCA”) was a Delaware limited liability company that we managed until March 18, 2009. MFCA primarily invested in securities exempt from United States federal income taxes directly or through structured tax-exempt pass-through (“STEP”) vehicles which are similar in nature to CDOs, as well as other structured credit entities. MFCA began operations in June 2007 when it raised approximately $159 million of net proceeds from a private offering of securities, of which we invested $5.0 million. In June 2009, MFCA completed a rights offering in which we invested $0.6 million.

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

In June 2011, MFCA was merged into Tiptree Financial Partners, LP (“Tiptree”), a Delaware limited partnership. Tiptree is a diversified financial services holding company that was organized in 2007, and which primarily focuses on the acquisition of majority control equity interests in financial services businesses.

Our Chairman and Chief Executive Officer, Daniel G. Cohen, served as a member of the board of directors of MFCA until June 23, 2011, and our former President, Christopher Ricciardi, served as a member of the board of directors of MFCA until March 18, 2009. As of December 31, 2011, we owned approximately 1% of Tiptree’s outstanding shares, which were valued at $2.5 million.

Star Asia

Star Asia Finance, Limited (“Star Asia”) is a Guernsey company that is externally managed by Star Asia Management Ltd. (“Star Asia Manager”) which is a 50/50 joint venture between us and Star Asia Mercury LLC (formerly, Mercury Partners, LLC), a third-party real estate investment management company. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of real estate investment trusts (“REITs”) and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. Star Asia began operations in March 2007 when it raised approximately $255 million in net proceeds from a private offering of securities, of which we invested $10.0 million. Star Asia completed rights offerings in April 2008, raising approximately $49 million in net proceeds, of which we invested $7.0 million, and in March 2010, raising $5.7 million, of which we invested $1.3 million. In 2008, 2009, 2010, and 2011, we made follow-on investments of $0.4 million, $0.1 million, $4.5 million, and $0.4 million, respectively, in Star Asia through secondary trades.

Our Chairman and Chief Executive Officer, Daniel G. Cohen, is one of three members of the board of directors of Star Asia. As of December 31, 2011, we owned approximately 28% of Star Asia’s outstanding shares, which were valued at $37.4 million. At December 31, 2011, Star Asia had a NAV of $169.2 million.

In addition, Star Asia raised funds through two related special purpose entities, which are classified as equity method affiliates on our balance sheet. In March 2010, Star Asia raised approximately $19.6 million in net proceeds in a rights offering through the Star Asia Special Purpose Vehicle (“Star Asia SPV”), of which we invested $4.1 million. Star Asia SPV was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. Investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV are entitled to receive investment returns on the assets held in Star Asia SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. As of December 31, 2011, we owned approximately 31% of Star Asia SPV’s outstanding shares, which were carried at $0.5 million. In July 2011, approximately $14.7 million in proceeds was raised in an equity offering through Star Asia Opportunity, LLC (“Star Asia Opportunity”), of which we invested $4.1 million. Star Asia Opportunity was formed to partially finance the acquisition of seven real estate properties in Tokyo, Japan. As of December 31, 2011, we owned approximately 28% of Star Asia Opportunity’s outstanding equity interests, which were carried at $4.5 million.

Managed Accounts:

We also provide investment management services to a collection of separately managed accounts. Part of our European CDO team has transitioned to providing investment management services primarily to European family offices and high net worth individuals. The focus is on CDO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts has grown to $33.6 million at December 31, 2011.

In addition, our Kleros and Libertas CDO team provided investment management services to a state’s retirement system and a third party asset manager for portfolios of mortgage securities until March 29, 2011 when we completed the sale of the investment advisory agreements. For these services, we were paid annual management fees of 0.5%-1.5% of the net asset value of the aggregate AUM.

Investment Funds:

Deep Value

We had an investment in and served as external manager of a series of closed-end, distressed debt funds and other related entities that we refer to collectively as Deep Value. Deep Value earned investment returns by investing in a diversified portfolio of ABS consisting primarily of RMBS and other real estate related securities, as well as other United States real estate related assets and related securities. Deep Value’s management team consisted primarily of investment professionals from our Kleros and Libertas CDO team. On March 29, 2011, we completed the sale of our investment advisory agreements relating to Deep Value and certain separately managed accounts to a new entity owned by two of our former employees. We retained our ownership in the general partners of the existing Deep Value funds and our rights to receive incentive fees from the Deep Value funds that have not yet been liquidated.

While Deep Value was owned by us, we launched three master funds. We formed the initial fund in October 2007, which consummated its first closing in April 2008 and successfully completed its liquidation in December 2010; the second fund consummated its first closing in February 2009 and successfully completed its liquidation in June 2011; and the third fund closed in December 2009 and is in the process of distributing capital to its investors. The first master fund had two feeder funds. One feeder fund was referred to as the onshore fund and was designed for investors that are non-tax-exempt United States taxpayers. Foreign and United States tax-exempt investors invested through a second feeder fund referred to as the offshore fund. The second master fund did not have feeder funds. The third master fund has an offshore feeder fund only. Investors hold limited partnership interests in the feeder funds (in the case of the first and third master fund) or in the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit GP, LLC (the “Deep Value GP”) served as the general partner for the feeder funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit II GP, LLC (the “Deep Value GP II”), serves as the general partner for the offshore feeder fund (in the case of the third master fund). Deep Value GP and Deep Value GP II are collectively referred to as the Deep Value GPs.

Until March 29, 2011, we served as external manager of Deep Value. We owned 50% of the general partner of the first and second master funds and own 40% of the general partner of the third master fund. In addition, we made limited partnership investments in certain of the feeder funds.

The general terms of the investments in Deep Value included a minimum capital contribution of $10 million (in the case of the first two master funds) and $1 million (in the case of the third master fund), no redemptions, no short sales, no leverage (in the case of the first two master funds) or leverage only if it is non-recourse and non-callable for the term or if leverage becomes available directly or indirectly through a government program (in the case of the third master fund), no trading with any IFMI-related entity except as part of an exit strategy, 10% maximum concentration of non-real estate related assets, 5% maximum concentration in any single issuer of securities, investment in assets located primarily in the United States, limited investments in securities paying dividends or interest income subject to United States withholding taxes, committed capital must be drawn within one year of the final closing, orderly liquidation upon certain events, and a 1.5% annual management fee paid quarterly.

One year from the final closings of each of the master funds, Deep Value began to distribute at least quarterly all net cash available for distribution as follows:

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

3. First Tier Incentive Fee: 80% to the Deep Value GPs and 20% to the limited partners until the aggregate distributions made to the general partner equal 20% of the cumulative distributions made to all limited partner investors pursuant to the Preferred Return and this First Tier Incentive Fee; and

4. Second Tier Incentive Fee: 80% to the limited partner investors and 20% to the general partners.

We earned management fees based on the drawn committed capital of Deep Value during the first year after the final closing and thereafter based on NAV of Deep Value; however, we did not earn management fees on our own investment in Deep Value. As described above, we could also earn incentive fees based on the performance of Deep Value upon liquidation. We earned a $6.2 million incentive fee upon the successful liquidation of the first Deep Value fund during the second half of 2010 and a $4.4 million incentive fee upon the successful liquidation of the second Deep Value fund during mid-2011. The Deep Value funds had an expected term of three years from the final closing, but could be extended for one year by The Deep Value GP and could be extended for an additional year with the approval of Deep Value’s advisory board. The advisory board is comprised of representatives from select limited partners not affiliated with the Deep Value GP or us. In addition, we earned investment returns on our investment in Deep Value through our Principal Investing business segment.

We seeded Deep Value with an initial capital commitment of $15 million at inception. During April to October 2008, $110 million of outside capital was committed to the first master fund. In February, July, September, and December 2009, an additional $25 million, $7 million, $8 million, and $42.5 million, respectively, of outside capital was committed to Deep Value. Investors in Deep Value, which are closed end funds, do not have redemption rights. During the period from December 2009 through December 2010, we received capital distributions of $24.2 million from our investment in Deep Value.

Brigadier

We had an investment in and served as external manager of a series of investment funds and related entities that we refer to collectively as “Brigadier.” Brigadier, formed by us in 2006 and liquidated in 2010, was a series of investment funds that primarily earned investment returns by investing in various fixed income and credit-related investments and related securities through its master fund. Brigadier had a single master fund and two feeder funds. One feeder fund was referred to as the onshore feeder fund and was designed for investors that are non-tax-exempt U.S. tax payers. Foreign and U.S. tax-exempt investors invested through a second feeder fund referred to as the offshore feeder fund. We were the general partner and made an initial investment in the offshore feeder fund. In addition to being general partner of the onshore feeder fund, we made an investment as a limited partner as well.

The primary investment activities of Brigadier focused on relative value strategies in the credit markets. Target assets included long and short exposure to corporate investment grade and high yield securities, MBS, structured credit and other related securities, derivatives, and indices.

The general terms of investments in Brigadier included a minimum initial capital contribution of $500,000, a one-year lock-up period, quarterly redemptions after the lock-up period upon 90 days notice, capital contributions accepted on the first business day of each quarter, no restrictions on the amount of leverage utilized, a 2.0% annual management fee paid quarterly, a 20% annual incentive fee on the excess net capital appreciation after deducting management fees payable only if the net capital is above its high water mark, and quarterly reporting requirements. All of these terms were subject to the discretion of its limited and general partnership agreements.

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

Investments in Permanent Capital Vehicles:

EuroDekania. We made an initial investment of €5.3 million in EuroDekania in its initial private offering of securities in March 2007. In August 2010, May 2011, and June 2011, we purchased an additional $0.3 million, $0.4 million, and $0.1 million, respectively, in secondary trades. In addition to changes in the NAV of the entity, the value of our investment is impacted by changes in the U.S. dollar-Euro currency exchange rate due to the fact that our investment in EuroDekania is denominated in Euros. During 2011, we recorded $0.6 million of investment gains on our investment in EuroDekania. As of December 31, 2011, we owned approximately 10% of EuroDekania. Our 1.4 million shares of EuroDekania were valued at $2.4 million at December 31, 2011.

MFCA/Tiptree. We made an initial investment of $5.0 million in MFCA in its initial private offering of securities in June 2007 and a follow-on investment of $0.6 million in its rights offering of securities in June 2009. In June 2011, MFCA was merged into Tiptree, a diversified financial services holding company that was organized in 2007 and which primarily focuses on the acquisition of majority control equity interests in financial services businesses. During 2011, we recorded $53,000 of investment gains on our investment in MFCA/Tiptree. As of December 31, 2011, we owned approximately 1% of Tiptree. Our 111,133 shares of Tiptree were valued at $2.5 million at December 31, 2011.

Star Asia. We made an initial investment of $10.0 million in Star Asia in its initial private offering of securities in March 2007. We also made follow-on investments in its rights offerings of securities in April 2008 and March 2010, in the amounts of $7.0 million and $1.3 million, respectively. In addition, we made follow-on investments through secondary trades of $0.4 million in 2008, $0.1 million in 2009, $4.5 million in 2010, and $0.4 in 2011. During 2011, we recorded $0.5 million of investment losses on our investment in Star Asia. As of December 31, 2011, we owned approximately 28% of Star Asia and our 4.5 million shares of Star Asia were valued at $37.4 million, or $8.27 per share. During 2010, we put in place Japanese Yen-based forward contracts to partially hedge fluctuations in the investment value of Star Asia. These forward contracts were terminated in October 2011. We recorded $0.7 million of investment losses related to our investment in these forward contracts during 2011. In addition, Star Asia raised funds through two related special entities, which are classified as equity method affiliates on our balance sheet.

Other Investments:

Investments in Equity Method Affiliates. Our investments that are classified as equity method affiliates include: Star Asia Manager, Star Asia SPV, Star Asia Opportunity, Star Asia Capital Management, Deep Value GP, and Deep Value GP II. For a discussion of the equity method affiliates accounting see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 55.

•

Star Asia Manager. We have an investment in Star Asia Manager, which serves as external manager to Star Asia. We and our joint venture partner each own 50% of Star Asia Manager. Therefore, the value of our investment in Star Asia Manager changes by 50% of Star Asia Manager’s net income or loss. As of December 31, 2011, our investment in Star Asia Manager had a carrying value of $1.0 million.

•

Star Asia SPV. Our investment in the Star Asia rights offering in March 2010 was made through a special purpose entity, the Star Asia SPV. We own approximately 31% of the Star Asia SPV. As of December 31, 2011, our investment in Star Asia SPV had a carrying value of $0.5 million.

•

Star Asia Opportunity. Our investment in the Star Asia equity offering in July 2011 was made through a special purpose entity, Star Asia Opportunity. We own approximately 28% of Star Asia Opportunity. As of December 31, 2011, our investment in Star Asia Opportunity had a carrying value of $4.5 million.

•

Star Asia Capital Management. We have an investment in Star Asia Capital Management, which serves as external manager to Star Asia Opportunity. We own 33% of Star Asia Capital Management. Therefore, the value of our investment in Star Asia Capital Management changes by 33% of Star Asia Capital Management’s net income or loss. As of December 31, 2011, our investment in Star Asia Capital Management had a carrying value of $50,000.

•

Deep Value GP. We served as external manager of the first two Deep Value funds and we own 50% of the general partner of the onshore and offshore feeder funds of the first two Deep Value funds (the “Deep Value GP”). Therefore, the value of our investment in Deep Value GP changes by 50% of Deep Value GP’s net income or loss. We made an initial investment in Deep Value GP of $0.1 million in May 2008. As of December 31, 2011, our investment in Deep Value GP had a carrying value of approximately $21,000. The first two Deep Value funds are fully liquidated and we anticipate that Deep Value GP will make its final liquidation payment in 2012.

•

Deep Value GP II. We served as external manager of the third Deep Value fund and we own 40% of the general partner of the offshore feeder fund of the third Deep Value fund (the “Deep Value GP II”). Therefore, the value of our investment in Deep Value GP II changes by 40% of Deep Value GP II’s net income or loss. As of December 31, 2011, our investment in Deep Value GP II had a carrying value of approximately $33,000. Currently, the third Deep Value fund is in the process of distributing capital to its investors.

Investments in CDO and Other Securities. We have invested in various original issuance securities of the deals we have sponsored and certain other deals that we have not sponsored. In addition, upon the closing of the Merger, we assumed ownership of the investments that AFN had made prior to the closing of the Merger. As of December 31, 2011, we had approximately $0.5 million in fair value of these CDO and other securities.

Previous Investments:

Deep Value. We seeded Deep Value with an initial capital commitment of $15 million at its inception in April 2008. The initial capital commitment was drawn during the following six months. This initial investment was subsequently impacted by the fund’s returns and distributions. As they are closed-end funds, investors in Deep Value do not have redemption rights. In December 2009, Deep Value started distributing net cash available for distribution. From December 2009 through December 2010, we received $24.2 million of these distributions. Our net investment in Deep Value was fully distributed at December 31, 2011.

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

Employees

As of December 31, 2011, we employed a total of 237 full time professionals and support staff. This number includes 125 employees of our PrinceRidge subsidiary, 64 employees of our JVB subsidiary, and 17 employees of our EuroDekania Management subsidiary. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other securities firms. None of our employees is subject to any collective bargaining agreements.

Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms or investment firms. Daniel G. Cohen, John P. Costas, and Joseph W. Pooler, Jr., are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2012 Annual Meeting of Stockholders.

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

Competition is intense for the recruitment and retention of experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and motivate our existing professionals and attract new professionals. See “Item 1A — Risk Factors” beginning on page 22.

Regulation

Certain of our subsidiaries, in the ordinary course of their business, are subject to extensive regulation by government and self-regulatory organizations both in the United States and abroad. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets. The regulations promulgated by these regulatory bodies are designed primarily to protect the interests of the investing public generally and thus cannot be expected to protect or further the interests of our company or our stockholders and may have the effect of limiting or curtailing our activities, including activities that might be profitable.

Our subsidiaries include: CCS, CCCM, the TPRG, and JVB Financial Group LLC, each of which is a registered broker-dealer regulated by FINRA and subject to oversight by the Securities and Exchange Commission (“SEC”); EuroDekania Management (previously known as Cohen & Company Financial Limited), a U.K. company regulated by the FSA; and Cohen & Company Financial Management, LLC, Dekania Capital Management, LLC, and Cira SCM, each of which is a registered investment advisor regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

The United States and non-United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders and/or the suspension or expulsion of a broker-dealer or its directors, officers or employees. See “Item 1A — Risk Factors” beginning on page 22.

United States Regulation. CCS, CCCM, the TPRG, and JVB Financial Group LLC are registered as broker-dealers with the SEC, are licensed to conduct business, and are members of and regulated by FINRA. Our broker-dealer subsidiaries are subject to the regulations of FINRA and industry standards of practice that cover many aspects of their business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers and employees. FINRA has the power to expel, fine and otherwise discipline member firms and their employees for violations of these rules and regulations. Certain of our United States broker-dealer subsidiaries are also licensed as broker-dealers in certain states, requiring us to comply with the laws, rules and regulations of each state. Each state may revoke the license to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees.

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

We are also subject to the USA PATRIOT Act of 2001, which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence, customer verification, and other compliance policies and procedures. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these new requirements may result in monetary, regulatory and, in the case of the USA PATRIOT Act, criminal penalties.

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

Foreign Regulation. Our U.K. subsidiary, EuroDekania Management is authorized and regulated by the FSA. EuroDekania Management has FSA permission to carry on the following activities: (1) advising on investments; (2) agreeing to carry on a regulated activity; (3) arranging (bringing about) deals in investments; (4) arranging safeguarding and administration of assets; (5) dealing in investments as agent; (6) dealing in investments as principal; (7) making arrangements with a view to transactions in investments and (8) managing investments. An overview of key aspects of the U.K.’s regulatory regime which apply to EuroDekania Management is set out below.

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

Conduct of business obligation. The FSA imposes conduct of business rules which set out the obligations to which regulated firms are subject in their dealings with clients and potential clients. EuroDekania Management has FSA permission to deal only with eligible counterparties and professional clients in relation to the regulated activities it conducts. The detailed level of the conduct of business rules with which EuroDekania Management must comply is dependent on the categorization of its clients, which should be considered in the context of the regulated activity being performed. These rules include requirements relating to the type and level of information which must be provided to clients before business is conducted with or for them, the regulation of financial promotions, procedures for entering into client agreements, obligations relating to the suitability and appropriateness of investments and rules about managing investments and reporting to clients.

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

Financial resources. One of the FSA’s Principles requires a regulated firm to maintain adequate financial resources. Under the FSA rules, the required level of capital depends on EuroDekania Management’s prudential categorization, calculated in accordance with the relevant FSA rules. A firm’s prudential categorization is loosely based on the type of regulated activities which it conducts, as this in turn determines the level of risk to which a firm is considered exposed. EuroDekania Management is classified as a full scope BIPRU 730K Investment firm. In broad terms, this means that it would be subject to a base capital requirement of the higher of (1) €730,000; or (2) its credit risk plus its market risk plus its operational risk. There are also detailed ongoing regulatory capital requirements applicable to a regulated firm, including those relating to limits on large exposures, and settlement and counterparty risk, client monies and client relationships.

Anti-money laundering requirements. A U.K. financial institution is subject to additional client acceptance requirements, which stem from anti-money laundering legislation which requires a firm to identify its clients before conducting business with or for them and to retain appropriate documentary evidence of this process.

The key U.K. anti-money laundering legislation are: (1) the Proceeds of Crime Act 2002 (as amended); (2) the Terrorism Act 2000 (as amended); (3) the Money Laundering Regulations 2007 (as amended); (4) the Anti-Terrorism, Crime and Security Act 2001; and (5) the Counter-Terrorism Act 2008. For an FSA regulated firm such as EuroDekania Management, there are additional obligations contained in the FSA’s rules. Guidance is also set out in the U.K. Joint Money Laundering Steering Group Guidance Notes, which the FSA would have review of when considering compliance by a regulated firm with U.K. money laundering requirements.

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

Available Information

Our internet website address is www.ifmi.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports which we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such information with, or furnish such information to, the SEC.

Our SEC filings are available to be read or copied at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this filing or in other filings with the SEC, and the information contained on our website is not part of this filing.

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

Risks Related to Adverse Market Conditions

Difficult market conditions have adversely affected our business in many ways and may continue to adversely affect our business in a manner which could materially reduce our revenues.

Our business has been and will continue to be materially affected by conditions in the global financial markets and economic conditions throughout the world. The past several years have been extremely volatile and have presented many challenges including declines in the housing and credit markets in the U.S. and Europe and heightened concerns over the creditworthiness of various financial institutions. Global credit markets have continued to experience illiquidity and wider credit spreads. These factors have resulted in significant declines in the performance of financial assets in general with even more severe pressure on securitized financial assets.

Our Capital Markets business has been and continues to be materially and directly affected by conditions in the global financial markets. As a result of recent acquisitions and bankruptcies stemming from the recent credit crisis, consolidation in certain sectors of the financial services industry has created pricing pressures in our Capital Markets business as some of our competitors seek to increase market share by reducing prices and institutional investors have reduced the amounts they are willing to pay for our services.

Our asset management revenues and investments in collateralized debt obligations have been and continue to be materially and directly affected by conditions in the global securitization markets. Further, since a significant portion of our asset management contracts and collateralized debt obligation investments relate to entities that are collateralized by securities issued by banks and insurance companies, and real estate-related securities, we will be directly and materially affected by adverse changes in those sectors. During the recent period of unfavorable market and economic conditions, including loss of confidence of ratings agencies, the credit quality of certain assets underlying collateralized debt obligations has been adversely affected and investors have been and continue to be unwilling to invest in collateralized debt obligations. As a result, our profitability has been adversely affected and these same factors may continue to adversely affect our business. The future market and economic climate may further deteriorate due to factors beyond our control, including rising interest rates or inflation, increasing unemployment, continued turmoil in the global credit markets, terrorism or political uncertainty.

In addition, historically, the majority of our new issue revenues have come from arranging or participating in new debt offerings securitized by certain assets. As noted above, investments in collateralized debt obligations, collateralized loan obligations, and similar structured vehicles have fallen out of favor with investors and our ability to generate new issue revenues from the creation of new securitized financial assets has been adversely affected. If we are unable to increase these revenues, or replace them with new or other sources of revenue, our results of operations could continue to be adversely affected.

Losses at PrinceRidge have negatively affected our overall financial condition and our results of operations, and certain restrictions governing our majority ownership interest in PrinceRidge has restricted, and may continue to restrict, the operations of our Capital Markets business, including restricting our ability to reallocate our capital to other business segments and/or opportunities that may be in the best interest of the Company.

Since we acquired a majority ownership interest in PrinceRidge, PrinceRidge has incurred operating losses resulting in a reduction in our investment from $45.0 million to $39.5 million from June 1, 2011 to December 31, 2011. If PrinceRidge’s operating results do not improve, the value of our investment in PrinceRidge could decline further.

In addition, our majority ownership interest in PrinceRidge has limited the amount of capital that we can allocate to our other business segments and/or potential investment opportunities that may be in the best interest of the Company. Approximately $39.5 million of our net assets, including $11.0 million of cash as of December 31, 2011, are invested in PrinceRidge and subject to withdrawal restrictions as a result of our investment in PrinceRidge. PrinceRidge Holdings is required to pay distributions to us in an amount equal to one half of its net income. Any additional distributions are subject to the approval of the board of PrinceRidge GP (on which we designate three of the five board members), thereby limiting our ability to control distributions from PrinceRidge.

PrinceRidge may compete with our other broker-dealer businesses, which could harm our operating results.

Some components of PrinceRidge’s business compete with JVB. To the extent that PrinceRidge is successful in obtaining business that otherwise might have been conducted with JVB, and since JVB is a wholly owned subsidiary, we will not benefit to the same extent as if such business was conducted with JVB. In addition, if such the business had been conducted with JVB, the amounts earned from such business would not be subject to the restrictions and limitations noted above with respect to our ownership interest in PrinceRidge.

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

The credit markets in the U.S. began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy had been adversely impacted by the credit crisis. Available liquidity, particularly through ABS, collateralized debt obligations and other securitizations, declined precipitously during 2007, continued to decline in 2008 and remains significantly depressed. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and price declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affecting regional banks, and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets generally, and in the U.S., European and Asian real estate markets in particular has directly impacted and may continue to directly impact our business because our investment portfolio includes investments in MBS, residential mortgages, leveraged loans and bank and insurance company debt. Furthermore, the asset management revenues we derive from collateralized debt obligations that hold these types of investments are based on the outstanding performing principal balance of those investments. Therefore, as adverse market conditions result in defaults within these collateralized debt obligations, our management fees may continue to decline. We have exposure to these markets and products, and if market conditions continue to worsen, the fair value of our investments and our management fees could further deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the global credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities and when such securities are sold it may be at a price materially lower than the current fair value. Any of these factors could require us to take further write downs in the fair value of our investment portfolio or cause our management fees to decline, which may have an adverse effect on our results of operations in future periods.

We have incurred losses for the period covered by this report in the recent past and may incur losses in the future.

The Company recorded net losses of $16.7 million for the year ended December 31, 2011 and $11.8 million for the year ended December 31, 2009. We may incur losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

In addition, the Company may incur significant expenses in connection with initiating new business activities or in connection with any expansion of our businesses. We may also engage in strategic acquisitions and investments for which we may incur significant expenses. Accordingly, we may need to increase our revenue at a rate greater than our expenses to achieve and maintain profitability. If our revenue does not increase sufficiently, or even if our revenue does increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

Risks Related to Our Business

We have experienced difficulties in our Capital Markets business segment over the past several quarters due to intense competition in our industry, which has resulted in significant strain on our administrative, operational and financial resources. These difficulties may continue in the future.

The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, brokerage firms, insurance companies, sponsors of mutual funds, hedge funds and other companies offering financial services in the United States, globally and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, reputation, risk appetite and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms or have declared bankruptcy. These developments could result in our competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. We have experienced and may continue to experience pricing pressures in our Capital Markets business as a result of these factors and as some of our competitors seek to increase market share by reducing prices.

During 2010 and 2011, both margins and volumes in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and general market activity has declined. Further, we expect that competition will increase over time, resulting in continued margin pressure. These challenges have materially adversely affected PrinceRidge’s results of operations and may continue to do so.

We intend to focus on improving the performance of our Capital Markets business segment, which could place additional demands on our resources and increase our expenses. Improving the performance of our Capital Markets business segment will depend on, among other things, our ability to successfully identify groups and individuals to join our firm. It may take more than a year for us to determine whether we have successfully integrated new individuals and capabilities into our operations. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. In addition, our membership agreement with FINRA limits the number of representatives who have direct contact with our public customers without FINRA review and approval. The need to obtain such approval could slow or prevent our growth. If we are unable to hire and retain senior management or other qualified personnel, such as sales people and traders, we will not be able to grow our business and our financial results may be materially and adversely affected.

There can be no assurance that we will be able to successfully improve the operations of our Capital Markets business segment, and any failure to do so could have a material adverse effect on our ability to generate revenue and control expenses.

The failure of the Company to successfully integrate the operations of recently acquired businesses could have a material adverse effect on the Company’s business, financial condition and operating results.

Since the Merger in December 2009, the Company has acquired several assets, including CCCM in September 2010, JVB in January 2011 and a majority interest in PrinceRidge in June 2011. We will need to overcome significant challenges to realize the expected benefits and synergies of these acquisitions. These challenges include:

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

If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

In response to the recent financial market disruption, the Company has implemented restructuring objectives to reduce infrastructure costs and reposition itself in the financial services industry. Beginning in 2010 and continuing into 2012, the Company has executed initiatives that created efficiencies within its business and decreased operating expenses through a reduction in workforce, realignment of operating facilities, and restructuring of operating systems and system support. In 2011, we curtailed our investment in brokerage and market data and analytics services, including investments in personnel, technology and infrastructure. If management is unable to successfully implement the Company’s reorganization objectives or if these objectives do not have the desired effects or result in the projected efficiencies, the Company may incur additional or unexpected expenses, reputation damage, or loss of customers which would adversely affect the Company’s operations and revenues.

In addition, during fiscal years 2010 and 2011, we significantly reduced headcount, including departures of members of our senior management. Our cost reduction initiatives have placed and will continue to place a burden on our management, systems and resources, generally increasing our dependence on key persons and reducing functional back-ups. Many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees. In that case, the absence of such employees will create significant operational difficulties. Further, the reduction in workforce may reduce employee morale and create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce and place undue strain upon our operational resources. We may experience further reductions in our workforce which would compound the risks we face. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

We must retain, train, supervise and manage our remaining employees effectively during this period of change in our business, and our ability to retain our employees may become more difficult as we face an increasingly competitive landscape with respect to talented employees as the economy begins to re-emerge from the financial crisis.

In response to changes in industry and market conditions, the Company may be required to further strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses. We cannot assure you that we will be able to:

•	Expand our capabilities or systems effectively;

•	Successfully develop new products or services;

•	Allocate our human resources optimally;

•	Identify, hire or retain qualified employees or vendors; or

•	Incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

We have incurred significant transaction costs, which may diminish the anticipated benefits of the PrinceRidge transaction.

We have incurred costs associated with the PrinceRidge transaction, including integrating the operations of the two companies. Substantially all transaction costs incurred by the two companies have been charged to operations and will not be included as a component of the purchase price for purposes of purchase accounting. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and PrinceRidge transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our Capital Markets business segment depends significantly on a limited group of customers.

From time to time, based on market conditions, a small number of our customers may account for a significant portion of our revenues earned in our capital markets segment. None of our customers is obligated contractually to use our services. Accordingly, these customers may direct their activities to other firms at any time. The loss of or a significant reduction in demand for our services from any of these customers could have a material adverse effect on our business, financial condition and operating results.

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

The Operating LLC has entered into an employment agreement (including non-competition provisions) with each of Messrs. Cohen and Pooler, and the term of each such employment agreement ends on December 31, 2012. In addition, PrinceRidge Holdings has entered into an employment agreement (including non-competition provisions) with each of Messrs. Cohen and Costas, and the term of each such agreement ends on December 31, 2013. Both employment agreements with Mr. Cohen and each of the employment agreements with Messrs. Costas and Pooler provide that the term will be renewed automatically for additional one year periods, unless terminated by either of the parties in accordance with the terms of each of the employment agreements. There can be no assurance that the terms of the employment agreements will provide sufficient incentives for each of the executive officers to continue employment with us.

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

Payment of severance could strain our cash flow.

Certain members of our senior management have agreements that provide for substantial severance payments. Should several of these senior managers leave our employ under circumstances entitling them to severance, or become disabled or die, the need to pay these severance benefits could put a strain on our cash flow.

Our business will require a significant amount of cash, and if it is not available, our business and financial performance will be significantly harmed.

We require a substantial amount of cash to fund our investments, pay expenses and hold assets. More specifically, we require cash to:

•	meet our working capital requirements and debt service obligations;

•	make seed investments in investment vehicles;

•	make incremental investments in our Capital Markets business;

•	hire new employees; and

•	meet other needs.

Our primary sources of working capital and cash are expected to consist of:

•	revenue from operations, including net trading revenue, asset management revenue, new issue and advisory revenue and interest income and dividends from our investment portfolio;

•	interest income from temporary investments and cash equivalents; and

•	proceeds from future borrowings or any offerings of our equity or debt securities.

We may not be able to generate a sufficient amount of cash from operations and investing and financing activities to successfully execute our business strategy.

Failure to obtain adequate capital and funding would adversely affect the growth and results of our operations and may, in turn, negatively affect the market price of our Common Stock.

Liquidity is essential to our businesses. We depend upon the availability of adequate funding and capital for our operations. In particular, we may need to raise additional capital in order to significantly grow our business. Our liquidity could be substantially affected negatively by our inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or our inability to access the secured lending markets. Factors that we cannot control, such as continued or additional disruption of the financial markets or negative views about the financial services industry generally, have limited and may continue to limit our ability to raise capital. In addition, our ability to raise capital could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, we suffer a decline in the level of our business activity, we suffer material litigation losses, regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity, among other reasons. Sufficient funding or capital may not be available to us in the future on terms that are acceptable, or at all. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and cash flows. In addition, some or all of the holders of our 7.625% contingent convertible senior notes due 2027 may exercise their right to require us to repurchase up to $10.4 million aggregate principal amount of their notes, which may reduce the availability of capital for our operations. Our liquidity could be constrained if we are unable to obtain financing to pay for such repurchases on acceptable terms, or at all. If we are unable to meet our funding needs on a timely basis, our business would be adversely affected and there may be a negative impact on the market price of our Common Stock.

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

An increasing number of the brokerage transactions are “matched principal transactions” in which we act as a “middleman” by serving as a counterparty to both a buyer and a seller in matching reciprocal back-to-back trades. These transactions, which generally involve equity derivatives and bonds, are then settled through clearing institutions with which we have a contractual relationship. There is no guarantee that we will be able to maintain existing contractual relationships with clearing institutions on favorable terms or that we will be able to establish relationships with new clearing institutions on favorable terms, or at all.

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

In the process of executing matched principal transactions, miscommunications and other errors by our clients or by us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. If the unmatched position is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy will generally be to have the unmatched position disposed of promptly, whether or not this disposition would result in a loss to us. The occurrence of unmatched positions generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations.

Participation in agency or matched principal transactions subjects us to disputes, counterparty credit risk, lack of liquidity, operational failure or other market wide or counterparty specific risks. Any losses arising from such could adversely affect our financial condition or results of operations. In addition, the failure of a significant number of counterparties or a counterparty that holds a significant amount of derivatives exposure, or which has significant financial exposure to, or reliance on, the mortgage, asset-backed or related markets, could have a material adverse effect on the trading volume and liquidity in a particular market for which we provide brokerage services or on the broader financial markets.

We have policies and procedures to identify, monitor and manage these risks, in both agency and principal transactions, through reporting and control procedures and by monitoring credit standards applicable to our clients. These policies and procedures, however, may not be fully effective. Some of our risk management methods will depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we may be exposed, our financial condition or results of operations could be adversely affected. In addition, we may not be able to obtain insurance to cover all of the types of risks we face and any insurance policies we do obtain may not provide adequate coverage for covered risks.

We are exposed to the risk that third parties that are indebted to us will not perform their obligations.

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor does not meet its obligations. We incur significant credit risk exposure through our Capital Markets business segment. This risk may arise from a variety of business activities, including but not limited to entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; extending credit to clients through various lending commitments; providing short or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount; and posting margin and/or collateral to clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties. We incur credit risk in traded securities and loan pools whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

There is a possibility that continued difficult economic conditions may further negatively impact our clients and our current credit exposures. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

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

Our principal investments are concentrated in a few investments and represent a significant portion of our invested capital

As of December 31, 2011, we have $42.8 million of other investments, at fair value representing our principal investment portfolio. Of this amount, $42.3 million or 99% is comprised of investments in three separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, and Tiptree. Furthermore, the investment in Star Asia is our largest single principal investment and has a fair value of $37.4 million representing 87% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general.

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

Furthermore, in the event that our collateralized debt obligations, investment funds or permanent capital vehicles perform poorly, our asset management revenues and earnings will suffer a decline and it will be more difficult for us to structure new collateralized debt obligations and raise funds for the existing or future permanent capital vehicles or investment funds. Our management contracts may be terminated for various reasons.

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

The asset management industry is subject to rapid change. Strategies and products that had historically been attractive may lose their appeal for various reasons. Thus, strategies and products that have generated fee revenue for us in the past may fail to do so in the future in which case we would have to develop new strategies and products. It could be both expensive and difficult for us to develop new strategies and products, and we may not be successful in this regard. Recently, we have been unable to expand our offerings this could inhibit our growth and harm our competitive position in the asset management industry, and this may continue in the future.

If our risk management systems for our investment fund and permanent capital vehicle business are ineffective, we may be exposed to material unanticipated losses.

Our risk management techniques and strategies may not fully mitigate the risk exposure of our investment funds and permanent capital vehicles in all economic or market environments, or protect against all types of risk, including risks that we might fail to identify or anticipate. Some of our expected strategies for managing risk in our investment funds are based upon our use of historical market behavior statistics. We will apply statistical and other tools to these observations to measure and analyze the risks to which our investment funds and permanent capital vehicles are exposed. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure or any failure to manage the various risks associated with foreign markets including Europe and Asia could limit our ability to manage risks in the investment funds and permanent capital vehicles or to seek adequate risk-adjusted returns. In addition, any risk management failures could cause investment fund or permanent capital vehicles losses to be significantly greater than the historical measures predict. Further, our mathematical modeling will not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

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

There can be no assurance that our information systems and other technology will continue to be able to accommodate our operations, or that the cost of maintaining the systems and technology will not materially increase from the current level. A failure to accommodate our operations, or a material increase in costs related to information systems and technology, could have a material adverse effect on our business.

We may not be able to keep up pace with continuing changes in technology.

Our market is characterized by rapidly changing technology. To be successful, we must adapt to this rapidly changing environment by continually improving the performance, features and reliability of our services. We could incur substantial costs if we need to modify our services or infrastructure or adapt our technology to respond to these changes. A delay or failure to address technological advances and developments or an increase in costs resulting from these changes could have a material and adverse effect on our business, financial condition and results of operations.

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

Our substantial level of indebtedness could adversely affect our financial health and ability to compete. In addition, our failure to satisfy the financial covenants in our debt agreements could result in a default and acceleration of repayment of the indebtedness thereunder.

Our balance sheet includes approximately $68.1 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

Under the junior subordinated notes related to the Alesco Capital Trust, we are required to maintain a total debt to capitalization ratio of less than 0.95 to 1.0. Also, because the aggregate amount of our outstanding subordinated debt exceeds 25% of our net worth, we are unable to issue any further subordinated debt.

In addition, our indebtedness imposes restrictions that limit our discretion with regard to certain business matters, including our ability to engage in consolidations and mergers and our ability to transfer and lease certain of our properties. Such restrictions could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest.

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

As of December 31, 2011, we estimate that we have a federal net operating loss (“NOL”) of approximately $80.3 million, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. We also estimate we have net capital losses (“NCLs”) in excess of capital gains of $46.2 million as of December 31, 2011, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carry forward will begin to expire in 2015. No assurance can be provided that we will have future taxable income or future capital gains to benefit from our NOL and NCL carryovers.

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

Because we are a non-accelerated filer, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2011. Therefore, as of December 31, 2011, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2011.

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

Rule 3a-2’s temporary exemption lasts only up to a year, which for us expired in December 2010. However, because we used our safe harbor exemption under 3a-2, we will need to continue to meet the 3(a)(1)(c) exemption continuously for the three years following December 2010. If we do not continuously satisfy the 3(a)(1)(c) exemption, we could, among other things, be required to (a) change substantially the manner in which we conduct our operations to avoid being required to register as an investment company or (b) register as an investment company, either of which could have an adverse effect on us and the market price of our Common Stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2011, we are in compliance and meet the Section 3(a)(1)(c) exclusion.

Insurance may be inadequate to cover risks facing the Company.

Our operations and financial results are subject to risks and uncertainties related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including most significantly: property and casualty, workers’ compensation, errors and omissions liability, general liability and the portion of employee-related health care benefits plans we fund, among others.

While we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if in the future our insurance proves to be inadequate or unavailable. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.

Risks Related to Our Industry

Defaults by another financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us.

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

The authority to operate as a broker-dealer in a jurisdiction is dependent on the registration or authorization in that jurisdiction or the maintenance of a proper exemption from such registration or authorization. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified personnel. Any growth or expansion of our business may create additional strain on our compliance, credit approval, audit and reporting systems and procedures and could result in increased costs to maintain and improve such systems and procedures.

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

In addition, we are exposed to risks of litigation or investigation relating to transactions which present conflicts of interest that are not properly addressed. In such actions, we could be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). Also, with a workforce consisting of many very highly paid professionals, we may face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. Similarly, certain corporate events, such as a reduction in our workforce or employee separations, could also result in additional litigation or arbitration. In addition, as a public company, we are subject to the risk of investigation or litigation by regulators or our public stockholders arising from an array of possible claims, including investor dissatisfaction with the performance of our business or our share price, allegations of misconduct by our officers and directors or claims that we inappropriately dealt with conflicts of interest or investment allocations. In addition, we may incur significant expenses in defending claims, even those without merit. If any claims brought against us result in a finding of substantial legal liability and/or require us to incur all or a portion of the costs arising out of litigation or investigation, our business, financial condition, liquidity and results of operations could be materially and adversely affected. Such litigation or investigation, whether resolved in our favor or not, could cause significant reputational harm, which could seriously harm our business.

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

There may be circumstances under which the Operating LLC may be restricted from paying dividends to us under applicable law or regulation (for example due to Delaware limited liability company act limitations on the Operating LLC’s ability to make distributions if liabilities of the Operating LLC after the distribution would exceed the value of the Operating LLC’s assets). The Operating Company’s ability to pay dividends to the Company will be dependent, in part, on distributions it receives from PrinceRidge Holdings. Distributions from PrinceRidge Holdings to the Operating Company are subject to the unanimous approval of the board of managers of PrinceRidge GP (to which the Company designates three of the five board members) and are subject to the provisions of PrinceRidge Holdings’ operating agreement.

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

We are party to agreements with permanent capital vehicles and investment funds sponsored and managed by the Operating LLC, including EuroDekania, Star Asia, Brigadier and Deep Value. These agreements include rights of first refusal arrangements with EuroDekania and Star Asia and management agreements with EuroDekania, Star Asia, Brigadier and Deep Value. Mr. Cohen is a member of the boards of and/or has ownership interests in these entities. Mr. Cohen may face conflicts of interest when making decisions regarding these entities, including if either party to such agreements seeks to terminate or enforce their respective rights under such agreements. We cannot assure you that we will not be adversely affected by these potential conflicts.

Daniel G. Cohen and other executive officers may exercise significant influence over matters requiring stockholder approval.

Daniel G. Cohen beneficially owns 4,983,557 shares of Series B preferred stock, which have no economic rights, but entitle him to vote together with our stockholders on all matters presented to the stockholders and to exercise approximately 27.7% of the voting power of the outstanding shares of our Common Stock. The terms of the Series B preferred stock require that we redeem the Series B preferred stock on December 31, 2012 for a nominal payment equal to the aggregate par value of such shares. There are no voting agreements or other arrangements or understandings among Mr. Cohen and our other directors and executive officers with respect to our equity securities; however, to the extent that Mr. Cohen and our other directors and executive officers vote their shares in the same manner, their combined stock ownership and voting rights may have a significant or decisive effect on the election of all of the directors and the approval of matters that are presented to our stockholders. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other of our stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their then current market prices.

On several occasions, our Board of Directors has declared cash dividends. Any future distributions to our stockholders will depend upon certain factors affecting our operating results, some of which are beyond our control.

Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of these factors are beyond our control and a change in any such factor could affect our ability to make distributions in the future. We may not be able to make distributions. Our stockholders should rely on increases, if any, in the price of our Common Stock for any return on their investment. Furthermore, we are dependent on distributions from the Operating LLC to be able to make distributions. See the risk factor above titled “We are a holding company whose primary asset is membership units in Cohen and we are dependent on distributions from Cohen to pay taxes and other obligations.”

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2011, we had 2,597,620 shares of restricted stock and 90,135 of restricted units outstanding to employees and directors of the Company and there were 1,914,702 shares available for future awards under our equity compensation plans. Vesting of restricted stock grants is generally contingent upon performance conditions and service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing shareholders. Equity awards will continue to be a source of compensation for employees and directors.

If we raise additional capital, we expect it will be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the price at which we offer such securities may not bear any relationship to our value, the net tangible book value per share may decrease, the percentage ownership of our current stockholders would be diluted, and any equity securities we may issue in such offering or upon conversion of convertible debt securities issued in such offering, may have rights, preferences or privileges with respect to liquidation, dividends, redemption, voting and other matters that are senior to or more advantageous than our common stock. If we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders will also be diluted.

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

Mr. Cohen, through Cohen Bros. Financial (“Cohen Bros. Financial”), has a majority of the voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units and each of the actions set forth above is subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a member of the Operating LLC with approval rights over the matters identified above, could disapprove actions that would be in the best interests of IFMI even though, as Chairman and Chief Executive Officer of IFMI, he will owe IFMI a fiduciary duty.

The market price of our Common Stock may be volatile and may be affected by market conditions beyond our control.

•	The market price of our Common Stock is subject to significant fluctuations in response to, among other factors:

•	variations in our operating results and market conditions specific to our business;

•	changes in financial estimates or recommendations by securities analysts;

•	the emergence of new competitors or new technologies;

•	operating and market price performance of other companies that investors deem comparable;

•	changes in our board or management;

•	sales or purchases of our Common Stock by insiders;

•	commencement of, or involvement in, litigation;

•	changes in governmental regulations; and

•	general economic conditions and slow or negative growth of related markets.

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

Our Common Stock may be delisted, which may have a material adverse effect on the liquidity and value of our Common Stock.

To maintain our listing on the NYSE Amex, we must meet certain financial and liquidity criteria. In addition, we may be subject to delisting by the NYSE Amex if our Common Stock sells for a substantial period of time at a low price per share, and we fail to effect a reverse split within a reasonable time after being notified that the NYSE Amex deems such action to be appropriate. The market price of our Common Stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we violate the NYSE Amex listing requirements, we may be delisted. If we fail to meet any of the NYSE Amex’s listing standards, we may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. Delisting of our Common Stock could have a material adverse effect on the liquidity and value of our Common Stock.

In addition, the holders of our outstanding $18.5 million aggregate principal amount of convertible senior debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, IFMI Common Stock ceases to be listed on the NYSE Amex, another established national securities exchange or an automated over the counter (“OTC”), trading market in the U.S. If our Common Stock is delisted due to a failure to meet any of the NYSE Amex’s listing standards and we are unable to list the our Common Stock on another established national securities exchange or an automated U.S. OTC trading market, some or all of the holders of our convertible notes may exercise their right to require us to repurchase up to $18.5 million aggregate principal amount of their notes.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our Common Stock should be considered high risk and subject to marketability restrictions.

Since our Common Stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment in our Common Stock. Until the trading price of our Common Stock rises above $5.00 per share, if ever, trading in our Common Stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;

•	Disclose certain price information about the stock;

•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•	Send monthly statements to customers with market and price information about the penny stock; and

•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell our Common Stock and may affect the ability of holders to sell their Common Stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our main offices are located in Philadelphia New York, Boca Raton, London and Paris. Our principal executive offices are located at Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania. As of December 31, 2011, we lease an aggregate of 10,396 square feet of office space in Philadelphia under a lease which will expire in April 2016. We lease 12,800 square feet of office space on each of the 21st and 22nd floors at 135 East 57th Street, New York, New York, with our lease with respect to such space expiring on November and December 2016, respectively. We sublease the 21st and 22nd floor to third parties. We lease approximately 220 square meters of office space at 3 rue Du Faubourg Saint Honoré, Paris, France, with such lease having an option to be terminated by us in December 2013. Our London office is located at Cannon Bridge House, 25 Dowgate Hill, 4th Floor, London, U.K., with such lease covering 2,403 square feet of office space expiring in June 2016 which may be terminated early be either party beginning in June 2013.

Effective January 1, 2011, we acquired JVB. JVB is part of our Capital Markets business segment. JVB has its principal office in Boca Raton, Florida, with additional offices in Sparks, Maryland; Charlotte, North Carolina; and Ridgefield, Connecticut that it maintains and leases pursuant to operating leases. JVB’s corporate headquarters is located at 2700 North Military Trail, Suite 200, Boca Raton, Florida. As of December 31, 2011, JVB leases an aggregate of 6,803 square feet of office space in Boca Raton under a lease which will expire in May 2013.

Effective May 31, 2011, we acquired an approximate 70% interest in PrinceRidge. PrinceRidge is part of our Capital Markets business segment. PrinceRidge has its principal office in New York, New York, with additional offices in Bethesda, Maryland; Chicago, Illinois; Boca Raton, Florida; and Houston, Texas that it maintains and leases pursuant to operating leases. PrinceRidge’s corporate headquarters is located at 1633 Broadway, 28th Floor, New York, New York. As of December 31, 2011, PrinceRidge leases an aggregate of 28,122 square feet in its headquarters in New York and the lease expires in July 2015

The properties that we occupy are used either by the Company’s Capital Markets segment or Asset Management segment or both segments.

We believe that the facilities we occupy are suitable and adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

Pending Litigation

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

CCS is also party to litigation commenced on May 21, 2009 in the Illinois Court under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC., Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. The plaintiff in this case is the Liquidation Trustee of the Sentinel Liquidation Trust, which emerged from the bankruptcy of Sentinel, filed in August 2007. The Liquidation Trustee, purportedly as the assignee of claims of Sentinel’s customers, alleges that, by recommending that Sentinel purchase securities, mainly collateralized debt obligations, that the trustee deems to have been unsuitable for Sentinel’s customer accounts, CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law. The complaint also alleges claims under common law theories of negligence and unjust enrichment. The relief sought by the Liquidation Trustee under these various legal theories includes damages, disgorgement, costs, and attorneys’ fees. The Company is vigorously defending all claims. CCS filed a motion to dismiss the Liquidation Trustee’s complaint on July 21, 2009; that motion was dismissed “as moot” on March 29, 2011. Neither the court nor the Liquidation Trustee has taken any action since that time. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

In addition to the matters set forth above, the Company is a party to various routine legal proceedings and regulatory inquiries arising out of the ordinary course of the Company’s business. Management believes that the results of these routine legal proceedings and regulatory matters will not have a material adverse effect on the Company’s financial condition, or on the Company’s operations and cash flows. However, the Company cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, is unable to determine whether these future legal fees and expenses will have a material impact on the Company’s operations and cash flows. It is the Company’s policy to expense legal and other fees as incurred.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $1.52 on March 1, 2012. We had 12,667,624 shares of Common Stock outstanding held by approximately 41 holders of record as of March 1, 2012.

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

The following sets forth the high and low sale prices of our Common Stock for the quarterly period indicated as reported on the NYSE Amex LLC from January 1, 2010 to December 31, 2011 and the cash dividends declared per share:

	Sale Price
	High	Low	Dividends
2011
Fourth quarter	$2.11	$1.31	$0.05
Third quarter	3.58	1.78	0.05
Second quarter	4.70	2.75	0.05
First quarter	5.35	4.20	0.05

2010
Fourth quarter	$5.65	$4.00	$0.05
Third quarter	6.03	4.10	0.05
Second quarter	6.68	4.05	—
First quarter	9.40	4.90	—

During 2010, the Company declared a $0.05 dividend on August 3, 2010 and November 9, 2010, respectively, payable to stockholders of record as of August 17, 2010 and November 19, 2010, respectively, and paid on August 31, 2010 and December 1, 2010, respectively. During 2011, the Company declared a $0.05 dividend on February 28, 2011, May 4, 2011, August 8, 2011 and November 8, 2011, respectively, payable to stockholders of record as of March, 14, 2011, May 19, 2011, August 23, 2011 and November 22, 2011, respectively, and payable on March 28, 2011, June 2, 2011, September 6, 2011 and December 6, 2011, respectively. On March 6, 2012, the Company’s Board of Directors declared a $0.02 dividend payable to stockholders of record as of March 20, 2012 and payable on April 3, 2012.

Effective January 1, 2010, the Company ceased to qualify as a REIT and, therefore, is not required to make any dividends or other distributions to its stockholders. The Company’s Board of Directors has the power to decide to increase, reduce, or eliminate dividends in the future. The board’s decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

In addition, the Company’s ability to pay dividends to its stockholders will be dependent on distributions it receives from the Operating LLC and subject to the Operating LLC’s Operating Agreement. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers and is subject to the provisions of the Operating LLC’s operating agreement. See “Liquidity and Capital Resources” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 82 and note 21 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding these restrictions, and “Equity Compensation Plan Information” included in “Part III — Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” beginning on page 103.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (2)
October 1, 2011 to October 31, 2011	8,432	$1.99	—	$45,846,546
November 1, 2011 to November 30, 2011	6,300	1.51	6,300	45,837,030
December 1, 2011 to December 31, 2011	13,600	1.56	13,600	45,815,766

Total	28,332	$1.68	19,900

(1)	We repurchased an aggregate of 8,432 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock.
(2)	On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007. In accordance with GAAP, the Merger was accounted for as a reverse acquisition with Cohen Brothers as the accounting acquirer. Our consolidated financial statements as of December 31, 2011, 2010, 2009, 2008, and 2007 and for each of the five years in the period ended December 31, 2011 include the historical operations of Cohen Brothers (or its predecessors) from January 1, 2007 through to December 16, 2009 and the combined operations of the combined company from December 17, 2009 through to December 31, 2011.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 55.

	Year Ended December 31,
	2011 (1)	2010	2009 (1)	2008	2007
	(Dollars in thousands, except share or unit and per share or per unit information)
Revenues
Net trading	$73,167	$70,809	$44,165	$18,234	$232
Asset management	21,698	25,281	31,148	63,844	72,154
New issue and advisory	3,585	3,778	1,816	7,249	123,993
Principal transactions and other income	1,881	25,684	6,957	(6,038)	(7,204)

Total revenues	100,331	125,552	84,086	83,289	189,175

Operating expenses
Compensation and benefits (2)	78,227	77,446	70,519	53,115	161,768
Other operating	38,031	31,401	22,135	21,328	43,643
Depreciation and amortization	2,238	2,356	2,543	4,023	2,726
Impairment of goodwill/intangible assets (3)	—	5,607	—	2,078	—

Total operating expenses	118,496	116,810	95,197	80,544	208,137

Operating income / (loss)	(18,165)	8,742	(11,111)	2,745	(18,962)

Non operating income / (expense)
Interest expense, net	(5,976)	(7,686)	(4,974)	(9,143)	(11,580)
Gain on repurchase of debt (4)	33	2,555	—	—	—
Gain on sale of management contracts (5)	—	971	7,746	—	—
Income / (loss) from equity method affiliates	6,232	5,884	(3,455)	262	11,719

Income / (loss) before income tax expense	(17,876)	10,466	(11,794)	(6,136)	(18,823)
Income tax (benefit) / expense	(1,149)	(749)	9	2,049	2,757

Net income / (loss)	(16,727)	11,215	(11,803)	(8,185)	(21,580)
Less: Net income / (loss) attributable to the non-controlling interest	(7,339)	3,620	(98)	(1,259)	3,067

Net income / (loss) attributable to IFMI.	$(9,388)	$7,595	$(11,705)	$(6,926)	$(24,647)

Earnings (loss) per common share/membership unit-basic (6):
Basic earnings (loss) per common share/membership unit (6)	$(0.88)	$0.73	$(1.21)	$(0.72)	$(2.83)
Weighted average shares/membership units outstanding-basic (6)	10,631,935	10,404,017	9,639,475	9,590,525	8,720,121
Earnings (loss) per common share/membership unit-diluted(6):
Diluted earnings (loss) per common share/membership unit(6)	$(0.88)	$0.73	$(1.21)	$(0.72)	$(2.83)
Weighted average shares/membership units outstanding-diluted (6)	15,901,258	15,687,573	9,639,475	9,590,525	8,720,121
Cash dividends paid per common share	$0.20	$0.10	—	—	—
Compensation and benefits consists of: (2)
Equity based compensation	$7,674	$2,505	$6,556	$6,177	$45,561
Tax gross-up expense	—	—	—	—	27,194
Severance	3,000	—	—	—	—
Retention bonus	—	—	12,374	—	—
Other compensation and benefits	67,553	74,941	51,589	46,938	89,013

Total	$78,227	$77,446	$70,519	$53,115	$161,768

Balance Sheet Data:
Total assets	$420,590	$306,747	$299,442	$157,653	$237,574
Debt	37,167	44,688	61,961	76,094	130,000
Temporary equity:
Redeemable non-controlling interest (7)	14,026	—	—	—	—
Permanent equity:
Total stockholders’ equity	56,972	64,358	56,341	49,897	60,841
Non-controlling interest	20,436	25,150	21,310	11,016	—
Total permanent equity	77,408	89,508	77,651	60,913	60,841

(1)	On December 16, 2009, Cohen Brothers completed the Merger in accordance with the terms of the Merger Agreement, pursuant to which the Merger Sub merged with and into Cohen Brothers, with Cohen Brothers (now IFMI, LLC) as the surviving entity and a majority owned subsidiary of the Company.

On January 13, 2011, the Company and the Operating LLC completed its acquisition of JVB. JVB is a wholly owned subsidiary of the Operating LLC. The effective date of the merger transaction with JVB for accounting purposes was January 1, 2011.

On May 31, 2011, the Operating LLC, and PrinceRidge completed the transaction contemplated by the Contribution Agreement dated April 19, 2011, by and among the Operating LLC and PrinceRidge. The Operating LLC contributed $45,000 which was comprised of cash, amounts payable, and all of the equity ownership interests in Cohen & Company Capital Markets, LLC (“CCCM”), a broker-dealer comprising a substantial part of the Operating LLC’s capital markets segment, to PrinceRidge in exchange for an approximate 70% interest (consisting of equity and profit interests) in PrinceRidge. PrinceRidge operates a FINRA regulated broker-dealer, The PrinceRidge Group LLC (“TPRG”) in addition to CCCM. The transaction was subject to final FINRA approval which was received on October 19, 2011. The effective date of the merger transaction with PrinceRidge for accounting purposes was June 1, 2011. CCCM was merged into TPRG in 2012.

See notes 1 and 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Compensation and benefits includes the following:

Equity compensation and tax gross up expense: The Company compensates its employees through the issuance of equity based compensation. See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K. In addition, in certain cases, we have paid an additional cash bonus to the employees receiving equity-based compensation to compensate them for their personal income tax liability incurred from receiving the non-cash compensation, which is referred to herein as gross-up bonus or gross-up expense. This gross-up expense is included in compensation and benefits in the statements of operations. During the first quarter of 2006, we issued 2.1 million (retroactively adjusted for the Merger conversion ratio of 0.57372) restricted membership units, in total, to three members of our executive team. At the time of grant, we estimated these units to have an average per unit value of $6.48 (retroactively adjusted for the Merger conversion ratio of 0.57372). These grants vested in the fourth quarter of 2006 and the first quarter of 2007. As of the first vesting date on December 31, 2006, we estimated that the value of these units had increased to an average per unit value of $29.56 (retroactively adjusted for the Merger conversion ratio of 0.57372). This resulted in approximately $61,173 in equity-based compensation expense over the vesting period of which $20,394 was recognized prior to January 1, 2007. We recognized expense of $40,392 and $387 in 2007 and 2008, respectively, based on the vesting schedule. In addition, all of the tax gross-up expenses recorded by us in 2007 related to payments to these three individuals.

Retention bonus: In January 2009, we implemented the 2009 Senior Managers’ Cash Bonus Retention Plan (the “Retention Plan”). Pursuant to the Retention Plan, we entered into retention arrangements with certain of our employees to ensure their continued service through the completion of the Merger with AFN. We paid an amount to each employee that by the terms of the retention arrangement vested over the period from January 1, 2009 to the earlier of the effectiveness of the Merger with AFN or September 30, 2009. The total amount paid under these retention agreements was approximately $12.4 million and was expensed over the contractual nine month vesting period. If an employee who received a payment under this plan voluntarily resigned or was terminated for cause prior to September 30, 2009, the employee was obligated to repay any unvested amount to us.

Severance: From time to time, the Company pays employees severance when they are terminated without cause. These routine severance payments are included within cash compensation in the table above. In 2011, the Company incurred $3,000 of severance expense for cash compensation owed to our former president, as a result of an amendment of his employment agreement during the first half of 2011.

(3)	During the second quarter of 2007, we acquired the 10% of Cira SCM, LLC (“Cira SCM”), formerly Strategos Capital Management, LLC, which we did not already own in exchange for 189,901 (retroactively adjusted for the Merger conversion ratio of 0.57372) Cohen Brothers membership units. In connection with this transaction, we recognized goodwill of $8,728 and an intangible asset of $6,066 representing management contract rights, which we amortized using the straight-line method over the estimated economic life of Cira SCM’s management contracts of 3.2 years. We recognized $534, $711, $1,936 and $807 of amortization expense for the year ended December 31, 2010, 2009, 2008 and 2007, respectively, as a component of depreciation and amortization on the consolidated statements of operations. During the year ended December 31, 2008, we recognized an impairment charge of $2,078 related to the diminished value of the management contract rights caused by continued defaults of assets in Cira SCM asset pools during the period. The charge was included in the consolidated statements of operations as impairment of intangible assets. See note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

During the third quarter of 2010, we determined that an impairment charge should be recorded related to the goodwill allocated to Cira SCM. For the annual impairment test of Cira SCM, we first estimated the current fair value of the Cira SCM reporting unit. This fair value was compared to the book value of the goodwill, and if the fair value was less, then the goodwill was deemed impaired. We determined the fair value of the Cira SCM reporting unit using a discounted cash flow analysis. During the year ended December 31, 2010, we recognized an impairment charge of $5,607. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as component of operating expenses. See note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	The gain from repurchase of debt was comprised of the following:

(a)	During 2010, we repurchased $6,644 notional amount of Old Notes from unrelated third parties for $5,596. We recognized a gain from repurchase of debt of $923 which was included as a separate component of non-operating income / (expense) in the consolidated statements of operations.

(b)	In August 2010, CCS completed a cash offer to purchase all of the outstanding subordinated notes payable that were tendered. A total of $8,081 principal amount of subordinated notes payable (representing 85% of the outstanding subordinated notes payable) were tendered prior to the expiration of the offer to repurchase on August 26, 2010. CCS accepted for purchase all of the subordinated notes tendered pursuant to the offer to repurchase for a total purchase price of $6,762, including accrued interest. We recognized a gain from repurchase of debt of $1,632 for the year ended December 31, 2010.

(c)	In November 2011, the Company repurchased $1,025 aggregate principal amount of Old Notes from unrelated third parties for $988 including accrued interest. The Company recognized a gain from repurchase of debt of $33 which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations. See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

(5)	On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loan-U.S. (Emporia) business line to an unrelated third party. We received net proceeds from this sale, after the payment of certain expenses, of approximately $7,258. In addition, we were entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We recorded a gain on the sale of CLO management contracts of $7,746 for the year ended December 31, 2009 in the consolidated statement of operations which included: (i) net proceeds from sale of $7,258; and (ii) $529 in proceeds from contingent payments received after the sale, net of (iii) $41 of expenses incurred. We recorded the contingent payments that were received from an unrelated third party of the subordinated fee (of up to $1,500) as additional gain as such payments were actually received. We recorded $971 of these contingent payments during the year ended December 31, 2010. As of June 30, 2010, we reached the maximum limit of additional fees we could receive under these contracts. Therefore, we no longer recorded any additional gain on these contracts subsequent to June 30, 2010. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.
(6)	Historical earnings (loss) per common share/membership unit data presented prior to the Merger date was retroactively restated based on the exchange ratio (0.57372) of shares issued in the Merger between AFN and Cohen Brothers.

For the year ended December 31, 2011 and 2010, “weighted average common shares/membership units outstanding — diluted” includes unrestricted Operating LLC membership units of 5,269,323 and 5,283,556, respectively, that are convertible into shares of IFMI Common Stock. The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the year ended December 31, 2011 and 2010) may be redeemed and exchanged into shares of IFMI on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per common share when the effect is dilutive using the if-converted method.

Due to the net loss attributable to IFMI for the year ended December 31, 2011, the weighted average shares calculation excluded the effect of certain equity instruments. Had these amounts been included, the weighted average shares amount would have increased by 17,424 shares.

For the year ended December 31, 2009, the weighted average shares calculation excluded the effect of 229,720 unrestricted Operating LLC membership units exchangeable into IFMI shares because these equity instruments were anti-dilutive.

See note 26 to our consolidated financial statements included in this Annual Report on Form 10-K.

(7)	The redeemable non-controlling interest represents the equity interests of PrinceRidge which are not owned by us. The members of PrinceRidge have the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period. The Company accounts for these interests as temporary equity under Accounting Series Release 268 (“ASR 268”). These interests are shown outside of permanent equity of IFMI in its consolidated balance sheet as redeemable non-controlling interest. See notes 3-O and 20.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

Capital Markets: Our Capital Markets business segment consists of primarily credit-related fixed income sales, trading and financing, as well as new issue placements in corporate and securitized products and advisory services revenue. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: corporate bonds and loans, ABS, MBS, CLOs, CBOs, CDOs, CMBS, RMBS, SBA loans, municipal bonds, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for cash equity and derivative products. We carry out our capital market activities primarily through our subsidiaries: JVB, Prince Ridge and EuroDekania Management. See Recent Events or Transactions for discussions of PrinceRidge and JVB.

•

Asset Management: We manage assets within managed accounts, permanent capital vehicles, and collateralized debt obligations (collectively, “investment vehicles”). A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders have recourse only to the assets securing the loan. Our Asset Management segment includes our fee based asset management operations which include on-going base and incentive management fees. As of December 31, 2011, we had approximately $8.1 billion in AUM of which 97.5%, or $7.9 billion, was in CDOs.

•	Principal Investing: Our Principal Investing business segment is comprised primarily of our seed capital investments in investment vehicles we manage.

We generate our revenue by segment primarily through:

Capital Markets:

•

our trading activities, which include execution and brokerage services, providing securities financing to customers, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading; and

•

new issue and advisory revenue comprised of: (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue revenue associated with arranging the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management:

•

asset management fees for our on-going services as asset manager charged and earned by managing investment vehicles, which may include fees both senior and subordinated to the securities issued by the investment vehicle; and

•	incentive management fees earned based on the performance of the various investment vehicles;

Principal Investing:

•	gains and losses (unrealized and realized) and income and expense earned on securities, primarily seed capital investments in vehicles we manage, classified as other investments, at fair value; and

•	income or loss from equity method affiliates (see “— Critical Accounting Policies and Estimates — Valuation of Financial Instruments” beginning on page 93).

Business Environment

Our business is materially affected by economic conditions in the financial markets, political conditions, and broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability, and all of which are unpredictable and are beyond our control. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. Severe market fluctuations or weak economic conditions could continue reduce our trading volume and revenues and adversely affect our profitability.

A portion of our revenues is generated from net trading activity. We engage in proprietary trading for our own account, provide securities financing for our customers, as well as execute “riskless” trades with a customer order in hand resulting in limited market risk to us. The inventory of securities held for our own account as well as held to facilitate customer trades and our market making activities are sensitive to market movements.

A portion of our revenues is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the investment vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees. 97% of our existing assets under management are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and not recovered. We have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of December 31, 2011, we had $42,772 of other investments, at fair value representing our principal investment portfolio. Of this amount, $42,261, or 99%, is comprised of investments in three separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, and Tiptree. Furthermore, the investment in Star Asia is our largest single principal investment and, as of December 31, 2011, has a fair value of $37,358, representing 87% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general. Our investment in Star Asia and our principal investing revenue was impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011. See “—Year Ended December 31, 2011 compared to the Year Ended December 2010 — Revenues — Principal Transactions and Other Income” below.

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

During 2010 and 2011, both margins and volumes in certain products and markets within the corporate bond brokerage business decreased materially as competition increased and general market activity has declined. Further, we expect that competition will continue to increase over time, resulting in continued margin pressure.

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) building out our European capital markets business; (iii) acquiring new product lines, such as the acquisition of JVB and PrinceRidge (see discussion below), and (iv) monitoring our fixed costs. During the third quarter of 2011, the Company implemented significant cost savings initiatives. These initiatives included the elimination of duplicative costs that arose with the PrinceRidge transaction as well as net reductions in overall costs to address adverse market conditions. The initiatives included: termination of staff, reductions in compensation and benefits of remaining staff, savings related to the sublease and termination of duplicative leases, termination of or reduction in pricing of subscriptions, reduction in board of directors fees, and reduction in insurance premiums. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a continued decline in profitability.

Recent Legislation Affecting the Financial Services Industry

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets, including credit and derivative transactions. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over the next several years, thus making it difficult to assess the impact on the financial industry, including us, at this time. The Dodd-Frank Act establishes new and enhanced compensation and corporate governance oversight for the financial services industry, provides a specific framework for payment, clearing and settlement regulation, and empowers the SEC to adopt regulations requiring new fiduciary duties and other more stringent regulation of broker-dealers, investment companies and investment advisers. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expect to adapt successfully to any new applicable legislative and regulatory requirements.

Recent Events or Transactions

Acquisition of JVB

On January 13, 2011, we completed the acquisition of JVB. JVB is an investment firm specializing in the wholesale distribution of fixed income securities. JVB operates a FINRA regulated broker-dealer. As contemplated by the Purchase Agreement, the sellers sold all of the outstanding equity interests in JVB to the Operating LLC and, as a result, JVB is now a wholly owned subsidiary of the Operating LLC. Pursuant to the Purchase Agreement, the transaction was effective as of January 1, 2011. See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

PrinceRidge

On April 19, 2011, we completed the transactions contemplated by the Contribution Agreement, whereby we acquired an approximate 70% interest in PrinceRidge. PrinceRidge is a fixed income focused financial services firm. PrinceRidge operates TPRG, a FINRA regulated broker-dealer. Pursuant to the agreement of the parties, the transaction was effective as of May 31, 2011. We contributed $45,000 which was comprised of cash, amounts receivable, and the equity ownership interests in Cohen & Company Capital Markets, LLC (“CCCM”), a broker-dealer comprising a substantial part of our capital markets segment, to PrinceRidge in exchange for an approximate 70% interest (consisting of equity and profit interests) in PrinceRidge. JVB was not contributed into PrinceRidge and remains wholly owned by the Operating LLC. The transaction was subject to final FINRA approval which was received on October 19, 2011. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K. On February 8, 2012, FINRA approved the merger between TPRG and CCCM. On February 17, 2012, PrinceRidge effected the merger.

Exchange Offer of Contingent Convertible Senior Notes Due 2027

On June 20, 2011, we commenced an offer to exchange (the “Exchange Offer”), at the election of each holder, any and all of our outstanding 7.625% contingent convertible senior notes due 2027 (the “Old Notes”). Under the terms and subject to the conditions of the Exchange Offer, for each validly tendered and accepted $1 principal amount of the Old Notes, an eligible holder received $1 principal amount of a new series of 10.50% contingent convertible senior notes due 2027 (the “New Notes”). The Exchange Offer expired on July 19, 2011. The purpose of the Exchange Offer was to improve our financial flexibility by extending the first date at which holders of the Old Notes can require us to repurchase the Old Notes from May 15, 2012 to May 15, 2014.

In July 2011, $7,621 aggregate principal amount of the Old Notes were tendered for exchange pursuant to the Exchange Offer, representing approximately 39% of the principal amount of the Old Notes outstanding. In accordance with the terms of the Exchange Offer, we issued $7,621 aggregate principal amount of New Notes in exchange for the $7,621 aggregate principal amount of the Old Notes that were tendered. We also paid in cash all accrued and unpaid interest on the Old Notes tendered and accepted in the Exchange Offer to, but not including, the settlement date. Effective in October 2011, we completed a privately negotiated exchange of $500 in aggregate principal balance of Old Notes. The terms of this exchange were the same as the Exchange Offer which was completed in July 2011.

See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2011 and 2010.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Year ended December 31,		Favorable/(Unfavorable)
	2011	2010	$ Change	% Change
Revenues
Net trading	$73,167	$70,809	$2,358	3%
Asset management	21,698	25,281	(3,583)	(14)%
New issue and advisory	3,585	3,778	(193)	(5)%
Principal transactions and other income	1,881	25,684	(23,803)	(93)%

Total revenues	100,331	125,552	(25,221)	(20)%

Operating expenses
Compensation and benefits	78,227	77,446	(781)	(1)%
Business development, occupancy, equipment	6,565	5,470	(1,095)	(20)%
Subscriptions, clearing, and execution	12,025	8,734	(3,291)	(38)%
Professional fees and other operating	19,441	17,197	(2,244)	(13)%
Depreciation and amortization	2,238	2,356	118	5%
Impairment of goodwill	—	5,607	5,607	100%

Total operating expenses	118,496	116,810	(1,686)	(1)%

Operating income / (loss)	(18,165)	8,742	(26,907)	(308)%

Non operating income / (expense)
Interest expense, net	(5,976)	(7,686)	1,710	22%
Gain on repurchase of debt	33	2,555	(2,522)	(99)%
Gain on sale of management contracts	—	971	(971)	(100)%
Income/(loss) from equity method affiliates	6,232	5,884	348	6%

Income / (loss) before income taxes	(17,876)	10,466	(28,342)	(271)%
Income tax expense/(benefit)	(1,149)	(749)	400	53%

Net income / (loss)	(16,727)	11,215	(27,942)	(249)%
Less: Net income / (loss) attributable to the non-controlling interest	(7,339)	3,620	10,959	303%

Net income / (loss) attributable to IFMI	$(9,388)	$7,595	$(16,983)	(224)%

N/M = Not Meaningful

Revenues

Revenues decreased by $25,221, or 20%, to $100,331 for the year ended December 31, 2011 from $125,552 for the year ended December 31, 2010. Although the current year results include the revenue from the JVB and PrinceRidge acquisitions, the extreme weakness in the current capital markets largely offset the impact of these acquisitions. As discussed in more detail below, the change was comprised of decreases of $3,583 in asset management revenue, $23,803 in principal transactions and other income and $193 in new issue and advisory revenue, partially offset by an increase of $2,358 in net trading revenue.

Net Trading

Net trading revenue increased by $2,358, or 3%, to $73,167 for the year ended December 31, 2011 from $70,809 for the year ended December 31, 2010.

Net trading for the year ended December 31, 2011 was impacted by general adverse market conditions and current year acquisitions. JVB was acquired in January 2011 and PrinceRidge was acquired on May 31, 2011. JVB had revenue of $18,634 and PrinceRidge had revenue of $24,422 during the periods we owned them in 2011. In conjunction with the acquisition of PrinceRidge, we contributed substantially all of our capital markets professionals (with the exception of those within JVB and EDML) to PrinceRidge. Therefore, the revenues earned from PrinceRidge during the period we owned them include the revenues earned by the capital markets professionals contributed.

The following table provides detail on net trading revenue by operation. The PrinceRidge and other capital markets line includes the operations of PrinceRidge since its acquisition on May 31, 2011 as well as the results from the Company’s other capital markets professionals not included in JVB or EDML for 2010 and 2011.

	December 31, 2011	December 31, 2010	Change
JVB.	$18,634	$—	$18,634
PrinceRidge and other capital markets	48,711	60,856	(12,145)
EDML	5,822	9,953	(4,131)

Total	$73,167	$70,809	$2,358

Excluding the increase in net trading revenue from the acquisitions of JVB, the remaining decrease in net trading revenue for the year ended December 31, 2011 was primarily the result of (i) lower trading volumes; (ii) lower margins earned; and (iii) reduction in comparable results due to increases in the value of certain leveraged credit products recognized in the 2010 period. Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions that were sold during 2011. Our ability to derive trading gains from trading positions is subject to market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the year ended December 31, 2011 may not be indicative of future results. Furthermore, some of the assets included in the Investments — trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 9 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Assets Under Management

AUM refers to our assets under management and equals the sum of: (1) the gross assets included in collateralized debt obligations that we have sponsored and manage plus (2) the NAV of the permanent capital vehicles and investment funds we manage; plus (3) the NAV of other managed accounts.

AUM drives our asset management fee revenue. In addition, some of our work force receives a significant portion of their compensation through performance bonuses which are related to our revenues. Therefore, AUM will impact compensation expense in addition to revenue.

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

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of December 31,
	2011	2010	2009
Company sponsored collateralized debt obligations (1)	$7,859,755	$9,730,374	$15,569,780
Permanent capital vehicles	169,237	171,028	161,984
Investment funds	—	129,027	243,894
Managed accounts (2)	33,644	288,608	230,285

Assets under management (end of period) (3)	$8,062,636	$10,319,037	$16,205,943

Average assets under management — company sponsored collateralized debt obligations	$8,835,773	$12,199,716	$17,524,608

(1)	AUM for company sponsored collateralized debt obligations does not include the assets of the Alesco X – XVII securitizations as of December 31, 2011 and 2010 since we ceased being the manager of such assets on July 29, 2010. The assets of the Alesco X-XVII securitizations are included in the amounts for 2009. See discussion of collateralized debt obligations below.
(2)	Represents client funds managed pursuant to separate account arrangements. Subsequent to March 28, 2011, certain separate account arrangements were excluded due to the sale of those management contracts to a new entity owned by two former Company employees, known as Strategos Capital Management, LLC (the “Buyer”). See note 5 to our consolidated financial statements included in this Annual Report on Form-10K.
(3)	AUM for company sponsored collateralized debt obligations, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the end of the period indicated.

Asset management fees decreased by $3,583, or 14%, to $21,698 for the year ended December 31, 2011 from $25,281 for the year ended December 31, 2010.

ASSET MANAGEMENT

(dollars in thousands)

	December 31, 2011	December 31, 2010	Change
Collateralized debt obligations and related service agreements	$19,055	$19,850	$(795)
Investment funds and other	2,643	5,431	(2,788)

Total	$21,698	$25,281	$(3,583)

Collateralized Debt Obligations

Asset management revenue from Company sponsored collateralized debt obligations decreased $795 to $19,055 for the year ended December 31, 2011 from $19,850 for the year ended December 31, 2010.

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	December 31, 2011	December 31, 2010	Change
TruPS and insurance company debt — U.S.	$11,916	$12,267	$(351)
High grade and mezzanine ABS	2,282	2,774	(492)
TruPS and insurance company debt — Europe	3,121	3,084	37
Broadly syndicated loans — Europe	1,736	1,725	11

Total	$19,055	$19,850	$(795)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined as a result of greater levels of deferrals and defaults of the underlying assets.

On July 29, 2010, we entered into a Master Transaction Agreement pursuant to which we sold to a third party collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement under which we provide and will continue to provide certain services to the third party purchaser. $4,664 of the cash received up front was recognized as deferred revenue and will be amortized into revenue over the life of the Services Agreement. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017 if the management fees earned by the third party exceed certain thresholds. It should be noted that the assets of the Alesco X through XVII securitizations are not included in our AUM disclosed in the table above as we are no longer the manager. However, we continue to generate revenue through the services agreement related to these securitizations.

During the year ended December 31, 2011 and 2010, we recognized $6,768 and $5,973, respectively, in revenue for the Alesco X through XVII securitizations which is included in the TruPS and insurance company debt — U.S. in the table above. Of these amounts, $570 and $313 represent incentive payments received from the third party under the Master Transaction Agreement during the year ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we have the potential to earn additional incentive payments (through February of 2017) if certain performance hurdles are met. Not including any potential incentive fees, we expect to recognize an additional $6,806 in revenue in 2012 and beyond from the Services Agreement over its remaining term (ending February of 2013). At that point, with the exception of potential incentive payments, the Company will stop recognizing revenue from the Alesco X through XVII securitizations.

See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

Substantially all of our TruPS trusts have stopped paying subordinated fees due to diversion of cash flow to pay down the senior notes of the securitization as a result of defaults within the securitization. In this case, we do not recognize revenue for unpaid subordinated fees. We do not anticipate that we will receive subordinated asset management fees in the near future. See “— Critical Accounting Policies and Estimates — Revenue Recognition — Asset management” beginning on page 96.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets and liquidations of certain collateralized debt obligations.

Investment Funds and Other

Our asset management revenue from investment funds is comprised of fees from the management of Deep Value, Brigadier, and separate accounts and other.

	December 31, 2011	December 31, 2010	Change
Brigadier	$—	$54	$(54)
Deep Value	452	2,538	(2,086)
Separate accounts and other	2,191	2,839	(648)

Total	$2,643	$5,431	$(2,788)

The decrease in Brigadier revenue was due to a decrease in base management fee revenue of $54. Effective beginning in the second quarter of 2010, the Brigadier fund ceased permitting redemptions pending its final liquidation which was completed during the fourth quarter of 2010. We ceased charging management fees effective April 30, 2010.

The decrease in Deep Value revenue was primarily because the first Deep Value fund substantially completed its liquidation process during the third quarter of 2010 and distributed any remaining cash it had to its investors during the first half of 2011, and, therefore less management fees generated by Deep Value were earned by us. In addition, on March 29, 2011, we sold our investment advisory agreements relating to the Deep Value funds to Strategos Capital Management, LLC (the “Buyer”), a newly formed entity owned by two former Company employees. Pursuant to the terms of the Sale, we will be entitled to 10% of all revenue, net of certain expenses, earned by Buyer between March 29, 2011 and December 31, 2014. This revenue sharing arrangement will be recorded as a component of principal transactions and other income going forward. See notes 5 and 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

The net decrease of $648 from separate accounts and other was comprised of (a) a decrease of $950 relating to certain managed accounts sold to the Buyer in 2011; partially offset by (b) an increase of $302 in fees earned primarily from other separate accounts. On March 29, 2011, we also sold our investment advisory agreements relating to certain managed accounts to the Buyer in which we will only be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014 and, therefore, it is likely that less management fees generated by these managed accounts will be earned by us in the future. Also, these fees will be recorded as part of the 10% revenue share noted above and will be included as a component of principal transactions and other revenue going forward. See notes 5 and 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $193, or 5%, to $3,585 for the year ended December 31, 2011 as compared to $3,778 for the same period in 2010. The decrease is primarily attributable to a decline in new issue business activity.

Principal Transactions and Other Income

Principal transactions and other income decreased by $23,803, or 93%, to $1,881 for the year ended December 31, 2011, as compared to $25,684 for the year ended December 31, 2010.

Principal Transactions & Other Income

(dollars in thousands)

	December 31, 2011	December 31, 2010	Change
Change in fair value of other investments, at fair value	$1,504	$24,813	$(23,309)
Loss on other assets	(1,170)	—	(1,170)
Foreign currency	(504)	(152)	(352)
Dividend, interest, and other income	2,051	1,023	1,028

Total	$1,881	$25,684	$(23,803)

The decrease in the change in fair value of other investments of $23,309 was comprised of the following:

	December 31, 2011	December 31, 2010	Change
EuroDekania	$579	$525	$54
Star Asia	(542)	18,126	(18,668)
Yen Hedge	(662)	(2,320)	1,658
RAIT	—	387	(387)
Brigadier	—	64	(64)
MFCA / Tiptree	53	100	(47)
Deep Value	(9)	4,481	(4,490)
Duart Fund	(456)	(223)	(233)
Other	2,541	3,673	(1,132)

Total	$1,504	$24,813	$(23,309)

During the third quarter of 2010, we purchased 529,880 shares of EuroDekania from unrelated third party investors for an amount less than the underlying NAV of EuroDekania. For the year ended December 31, 2010, the increase in the value of our investment in EuroDekania was comprised of $309 resulting from the purchase of shares at an amount below the underlying NAV and $216 from changes in the underlying NAV of EuroDekania. During the second quarter of 2011, we acquired 353,244 additional shares of EuroDekania at an amount less than the underlying NAV of EuroDekania. For the year ended December 31, 2011, the increase in the value of our investment in EuroDekania was comprised of $365 from the purchase of shares at an amount below the underlying NAV and $214 from changes in the underlying NAV of EuroDekania.

Star Asia is an investment fund that, like any other investment fund, is exposed to changes in its value due to the performance of its underlying investments. The value of our investment in Star Asia has also been impacted by the following items: (a) in 2010, we acquired additional Star Asia shares in a rights offering at an amount less than the underlying NAV of Star Asia; (b) during 2010 and 2011 we acquired shares of Star Asia from unrelated third party investors at amounts less than the underlying NAV of Star Asia; (c) in 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter; and (d) Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. The following table shows the change in the value of our investment in Star Asia and how it was impacted by these items:

	December 31, 2011	December 31, 2010	Change
Purchase or receipt of shares for below NAV	$1,544	$8,693	$(7,149)
Foreign exchange	3,420	5,670	(2,250)
Earthquake, tsunami, nuclear disaster	(4,720)	—	(4,720)
Underlying investment values, net	(786)	(5,058)	4,272
Rights offering	—	8,821	(8,821)

Total	$(542)	$18,126	$(18,668)

Purchase or receipt of shares for below NAV: During 2010, we purchased 1,372,967 shares directly from unrelated third parties for $7,790 and received 109,890 shares as an in-kind distribution of $55 from Star Asia SPV (which was the price for which Star Asia SPV had acquired the shares from third party investors through a tender offer). During 2011, we purchased 226,074 shares directly from unrelated third parties for $351. All of these purchases were made at amounts below Star Asia’s NAV.

Foreign exchange: These amounts represent the impact to fair value of our investment in Star Asia from currency fluctuations. This is caused because Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. Accordingly, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar. We seek to minimize this risk by entering into a yen hedge. However, our hedging activities could negatively impact our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Yen hedge, especially considering our overall corporate liquidity position. During the year ended December 31, 2010 and the period from January 1, 2011 through to October 31, 2011, we had hedged a portion of our investment in Star Asia and recorded the gains or losses as a component of principal transactions. However, as of December 31, 2011 we were un-hedged. We may or may not enter into hedges in the future based on our corporate liquidity. Any un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations.

As of December 31, 2010, our long exposure to Japanese Yen through our investment in Star Asia was 4.6 billion Yen (representing the total net Yen based assets of Star Asia multiplied by our ownership percentage). Our hedge was 2.4 billion Yen resulting in net long exposure of 2.2 billion Yen. The spot rate of the U.S. Dollar to Japanese Yen was 81.31 as of December 31, 2010 which means the un-hedged portion of Star Asia was $27.5 million. During the fourth quarter of 2011, we terminated all of our Yen hedges. As of December 31, 2011, our long exposure to Japanese Yen was 3.9 billion Yen. The spot rate of U.S. Dollar to Japanese Yen was 77.44 as of December 31, 2011 which means our un-hedged portion of Star Asia was $50.7 million.

Earthquake, tsunami, nuclear disaster: During the year ended December 31, 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011

Underlying investment values: This represents the impact to the fair value of our investment in Star Asia from changes in the underlying net investment values of Star Asia’s investments, net of debt, exclusive of the impact of foreign currency changes.

Rights Offering: During 2010, we acquired shares of Star Asia in a rights offering for an amount less than the underlying NAV of Star Asia.

RAIT is a publicly traded company, so changes in the value of our investment correspond with changes in the public share price. We sold our investment in RAIT during the first quarter of 2010.

We carried our investment in Brigadier at the NAV of the underlying fund. During the fourth quarter of 2010, the Brigadier fund completed its liquidation.

In June 2011, MFCA became a wholly owned subsidiary of Tiptree Financial Partners, L.P. We exchanged 1,000,200 shares of MFCA for 111,133 shares of Tiptree Financial Partners, L.P. See notes 3-F and 9 to our consolidated financial statements included in this Annual Report on Form 10-K. We carry our investment in Tiptree at the NAV of the underlying fund. We carried our investment in MFCA at the NAV of the underlying fund.

We carried our investment in the Duart Fund at the NAV of the underlying fund. Effective December 31, 2010, we submitted a redemption notice to the Duart Fund to redeem 100% of our capital. We received our redemption in April 2011.

As of June 30, 2011, Deep Value completed its liquidation. We carried our investment in Deep Value at the NAV of the underlying fund. The fund was substantially liquidated in the fourth quarter of 2010; the 2011 change in NAV was primarily attributable to wind down costs of the fund.

The change in other investments of $1,132 related primarily to certain investments in securitizations that were sold for a gain of $3,542 during 2010 as compared to the sale of certain investments in securitizations that were sold for a gain of $2,816 during 2011 and a decrease in value of $505 related to remaining changes in certain warrants and options the Company held as of December 31, 2011 and 2010.

During the year ended December 31, 2011, the Company recognized a loss of $1,170 related to the impairment of certain miscellaneous assets.

We earn certain revenues in Euros or U.K. Pounds Sterling; however, our functional currency is the U.S. Dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling and U.S. Dollars in the related periods. We have not hedged our foreign currency exposure related to management fees paid in Euros or U.K. Pounds Sterling to date.

The change in dividend, interest and other income of $1,028 primarily related to an increase in other income of $326 related to the reversal of the contingent liability due to JVB based on the attainment of certain performance targets which were not attained during the performance period (see note 4), and an increase in other income of (i) $465 of increased revenue share from our revenue share arrangement related to the Non-Profit Preferred Funding I securitization (“NPPF I”); and (ii) $297 from our revenue share arrangement related to the Buyer which was not in place in 2010. See notes 5 and 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Operating Expenses

Operating expenses increased $1,686, or 1%, to $118,496 for the year ended December 31, 2011 from $116,810 for the year ended December 31, 2010. The change was due to increases of $781 in compensation and benefits, $1,095 in business development, occupancy, equipment, $3,291 in subscriptions, clearing, and execution, and $2,244 in professional fees and other operating expenses, partially offset by decreases of $118 in depreciation and amortization and $5,607 in an impairment charge for goodwill.

Compensation and Benefits

Compensation and benefits increased by $781, or 1%, to $78,227 for the year ended December 31, 2011 from $77,446 for the year ended December 31, 2010.

COMPENSATION AND BENEFITS

(dollars in thousands)

	December 31, 2011	December 31, 2010	Change
Cash compensation and benefits	$67,553	$74,941	$(7,388)
Severance	3,000	—	3,000
Equity-based compensation	7,674	2,505	5,169

	$78,227	$77,446	$781

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The decrease in cash compensation and benefits is primarily a result of the decrease in incentive compensation which is tied to revenue and operating profitability.

From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above. In 2011, we incurred $3,000 of severance expense for cash compensation owed to our former president, Mr. Christopher Ricciardi.

In addition, our total headcount increased from 142 at December 31, 2010 to 237 at December 31, 2011, including 64 employees of JVB and 125 employees of PrinceRidge as of December 31, 2011. Compensation and benefits includes equity-based compensation which increased $5,169, or 206%, to $7,674 for the year ended December 31, 2011 from $2,505 for the year ended December 31, 2010. The increase was comprised of (i) $1,349 related to Operating LLC units and IFMI stock grants to employees of JVB; (ii) $687 related to PrinceRidge membership unit grants and $694 related to the grant of IFMI stock to employees of PrinceRidge (who were not formerly employees of IFMI); (iii) $1,800 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our former president; and (iv) $639 which represented IFMI stock grants to other IFMI employees. In October 2011, Mr. Ricciardi forfeited the 360,000 shares of restricted stock in exchange for a cash payment of $745, which represented the cash equivalent value of the common stock in accordance with the defined terms of Mr. Ricciardi’s amended employment agreement. See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment increased by $1,095, or 20%, to $6,565 for the year ended December 31, 2011 from $5,470 for the year ended December 31, 2010. The increase was primarily due to increases in rent expense of $996 and other expenses associated with occupancy and equipment of $278, partially offset by an overall net decrease in business development expenses, such as promotion, advertising, travel and entertainment of $179. Of the $996 increase in rent, $459 related to the costs incurred by us for the termination or subletting of office leases during the third quarter of 2011 as part of our cost saving measures following the acquisition of PrinceRidge. The increase in rent expense is also due to the office space we assumed when we acquired JVB and PrinceRidge.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution increased by $3,291, or 38%, to $12,025 for the year ended December 31, 2011 from $8,734 for the year ended December 31, 2010. The increase included an increase of

$1,823 in subscriptions primarily due to an increase in headcount as noted in the discussion of compensation above. The increase in clearing and execution costs of $1,468 is comprised of $356 from increased volume and clearing costs in our equity derivatives business. The remainder is attributable to the acquisition of JVB and PrinceRidge. Both entities operate at lower average trading sizes than we have historically and as a result have higher trading costs per dollar of trading revenue.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses increased by $2,244, or 13%, to $19,441 for the year ended December 31, 2011 from $17,197 for the year ended December 31, 2010. The increase included an increase of $1,193 in legal and professional fees and an increase of $2,158 in other costs, partially offset by a decrease of $596 in consulting fees and a decrease of $511 in recruiting fees. Legal and professional fees primarily increased because of the acquisitions of PrinceRidge and JVB. Of the $2,158 increase in other costs, $605 relates to increases in regulatory costs. Regulatory costs primarily increased because of the acquisition of JVB and PrinceRidge.

The remaining increase in other costs of $1,553 was primarily due to an increase in non-routine items of $1,350. The year ended December 31, 2011 included $2,250 of expense recorded in the fourth quarter of 2011 as a result of the Company’s contribution to a settlement involving Alesco X, a CDO previously managed by us, which resulted from a judgment against the CDO obtained by a third party. The year ended December 31, 2010 included $1,070 of expense recorded in the second half of 2010 as a result of an agreement with the FINRA staff to pay restitution related to certain allegations stemming from a FINRA exam. See note 28 to our consolidated financial statements included in this Annual Report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization decreased by $118, or 5%, to $2,238 for the year ended December 31, 2011 from $2,356 for the year ended December 31, 2010. The decline was primarily due to a decrease in amortization expense of $534 on certain intangible assets that were fully amortized prior to January 1, 2011 and a decrease of $178 in depreciation expense related to certain property and equipment that was fully depreciated during the year ended December 31, 2011. This decrease was partially offset by the increase in depreciation and amortization expense of $596 recognized for the year ended December 31, 2011 related to the acquisitions of JVB and PrinceRidge.

Impairment of Goodwill

During the year ended December 31, 2010, we recognized an impairment charge of $5,607. The impairment charge was a result of an annual impairment test, which is completed in the third quarter of each year as it relates to Cira SCM goodwill. For its annual impairment test of Cira SCM, the Company first estimates the current fair value of the Cira SCM reporting unit. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired. The Company determines the fair value of the Cira SCM reporting unit using a discounted cash flow analysis. The future cash flows of Cira SCM were unfavorably impacted by the successful wind down of the first Deep Value Fund. During the third quarter of 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Cira SCM. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as a component of operating expenses. The Company did not recognize an impairment charge during the year ended December 31, 2011. See notes 5 and 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $1,710, or 22%, to $5,976 for the year ended December 31, 2011 from $7,686 for the year ended December 31, 2010. This decrease of $1,710 was comprised of (a) a decrease of $986 of interest incurred on bank debt; (b) a decrease of $2 of interest incurred on convertible senior notes (comprised of our Old Notes and our New Notes); (c) an increase of $288 of interest incurred on junior subordinated notes; (d) a decrease of $624 of interest incurred on subordinated notes payable; and (e) an increase of $386 of interest income related to the amount owed to a withdrawing partner of PrinceRidge. See note 20 to our consolidated financial statements included in this Form 10-K.

The decrease in interest expense of $986 on bank debt was primarily due to the fact that the amount of bank debt outstanding during the year ended December 31, 2011 and the interest rate at which we borrowed was lower as compared to the comparable period in 2010. In addition, we paid off and terminated our current bank debt facility during the fourth quarter of 2011. During the year ended December 31, 2011 and 2010, we wrote off $134 and $675, respectively, of unamortized deferred financing costs to interest expense related to the termination of our bank debt in 2011 and related to the termination of a prior credit facility in 2010.

The decrease in interest expense of $2 on the convertible senior notes was due to the fact that we repurchased $1,025 aggregate principal amount of the Old Notes from unrelated third parties in November 2011. This decrease was partially offset by the increase in interest expense due to the fact that we incurred interest expense on $8,121 aggregate principal amount of New Notes at a rate of 10.50% during the second half of 2011 related to the exchange of debt.

The increase in interest expense of $288 on the junior subordinated notes was primarily due to an increase in the effective interest rate of the loan which resulted in increased amortization of the discount.

The decrease in interest expense of $624 on subordinated notes payable was due to the fact that we repurchased a total of $8,081 principal amount of Old Notes during the third quarter of 2010.

For additional information on our outstanding debt see “— Liquidity and Capital Resources — Debt Financing” beginning on page 89 and note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Gain on Repurchase of Debt

In November 2011, we repurchased $1,025 aggregate principal amount of the Old Notes from unrelated third parties for $988, including accrued interest of $4. This debt had a book value of $1,017. The Company recognized a gain on repurchase of debt of $33 which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations.

Gain on repurchase of debt was $2,555 for the year ended December 31, 2010. During 2010, we repurchased $6,644 notional amount of Old Notes from unrelated third parties for $5,596. This debt had a book value of $6,519. We recognized a gain from repurchase of this debt of $923, which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations. In August 2010, one of our broker-dealer subsidiaries, CCS, completed its cash offer to purchase all of the outstanding subordinated notes payable that were tendered. CCS repurchased $8,081 principal amount of the subordinated notes payable (representing 85% of the outstanding subordinated notes payable) for $6,762, including accrued interest. We recorded a gain from repurchase of debt of $1,632 which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations.

For additional information, see note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Gain on Sale of Management Contracts

On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loans-U.S. (Emporia) business line to an unrelated third party. We received net proceeds from this sale, after payment of certain expenses, of $7,258. In addition, we were entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We recorded a net gain on sale of management contracts of $7,746 for the year ended December 31, 2009, which included (i) net proceeds from sale of $7,258; and (ii) $529 in proceeds from contingent payments received after the sale net of $41 of expenses incurred subsequent to the sale. In 2010, we received $971 of contingent payments and recorded additional gain. During 2010, we reached the maximum limit of additional fees we could receive under these contracts. Therefore, we recorded no gain in 2011 and will have no additional gain on these contracts in future periods.

See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K. The up-front cash received on the sale of the Alesco X – XVII management contracts was deferred and is recognized as a component of asset management revenue over time. See discussion of asset management revenue above.

Income/(Loss) from Equity Method Affiliates

Income from equity method affiliates increased by $348, or 6%, to $6,232 for the year ended December 31, 2011 from $5,884 for the year ended December 31, 2010. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of December 31, 2011, we had seven equity method investees: (1) Star Asia Manager; (2) DeepValue GP; (3) DeepValue GP II; (4) Star Asia SPV; (5) Star Asia Opportunity; (6) Star Asia Capital Management; and (7) Duart Capital and other. As of December 31, 2010, we had five equity method investees: (1) Star Asia Manager; (2) Deep Value GP; (3) Deep Value GP II; (4) Star Asia SPV; and (5) Duart Capital. See note 3-F to our consolidated financial statements included in this Annual Report on Form 10-K.

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

During the second quarter of 2011, another Strategos Deep Value fund for which Deep Value GP served as the general partner was substantially liquidated. In conjunction with the liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee earned in the amount of $8,719. We own 50% of the Deep Value GP. Therefore, our share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates during the year ended December 31, 2011.

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

Prior to the Merger, we were, and subsequent to the Merger, our majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which we do business. It is, however, subject to income taxes in the United Kingdom, France, New York City, Philadelphia and the State of Illinois, in addition to being subject to federal and other state taxes. Beginning on April 1, 2006, we qualified for Keystone Opportunity Zone (“KOZ”) benefits, which exempt the Operating LLC and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. We will be entitled to KOZ benefits through the end of the lease term for our Philadelphia headquarters, which is April 30, 2016. However, if the Company extends its lease, it will be entitled to KOZ benefits through December 31, 2018.

The income tax benefit increased by $400 to an income tax benefit of $1,149 for the year ended December 31, 2011 from an income tax benefit of $749 for the year ended December 31, 2010. The tax benefit realized by us during the year ended December 31, 2011 was primarily the result of adjustments to the federal valuation allowance for changes in the expected reversal patterns of the debt discount offset by the increase in the valuation allowance for certain partnership level tax assets as well as current taxes payable in foreign jurisdictions. Also, an additional U.S. federal and state net operating loss that arose in 2011 and has a twenty year carry forward period for U.S. federal tax purposes, and many state jurisdictions and thus is available to reduce taxable temporary differences related to the discounted debt reversing through the year 2031.

The tax benefit realized by us during the year ended December 31, 2010 was a result $78 of current tax expense (representing taxes incurred for state and foreign jurisdictions) offset by a deferred tax benefit of $827. The deferred tax benefit was the result of the impact of the following items: (i) a reduction in the U.S. state effective tax rate, (ii) adjustments to federal valuation allowance for changes in expected reversal patterns of the debt discount, and (iii) a U.S. federal and state net operating loss that arose in 2010 and has a twenty year carry forward period for U.S. federal, and many state jurisdictions and thus is available to reduce taxable temporary differences related to the discounted debt reversing through the year 2030. See note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the year ended December 31, 2011 and 2010 was comprised of the 33.9% non-controlling interest and 33.8% non-controlling interest, respectively, related to member interests in the Operating LLC other than the interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included the redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the 2011 period:

Summary calculation of non-controlling interest—Year Ended December 31, 2011

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(11,105)	$(6,771)	$(17,876)	$—	$(17,876)
Income tax expense / (benefit)	—	—	560	(1,709)	(1,149)

Net income / (loss) after tax	(11,105)	(6,771)	(18,436)	1,709	(16,727)
Majority owned subsidiary non-controlling interest		(1,768)	(1,768)

Net loss attributable to the Operating LLC	(11,105)	(5,003)	(16,668)
Average effective Operating LLC non-controlling interest (1)%			33.423%

Operating LLC non-controlling interest			(5,571)
Majority owned subsidiary non-controlling interest			(1,768)

Total non-controlling interest			$(7,339)

Summary calculation of non-controlling interest—Year Ended December 31, 2010

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net income before tax	$10,466	$—	$10,466	$—	$10,466
Income tax benefit	—	—	(241)	(508)	(749)

Net income / (loss) after tax	10,466	—	10,707	(508)	11,215
Majority owned subsidiary non-controlling interest		—	—

Net income attributable to the Operating LLC	10,466	—	10,707
Average effective Operating LLC non-controlling interest (1)%			33.810%

Operating LLC non-controlling interest			3,620
Majority owned subsidiary non-controlling interest			—

Total non-controlling interest			$3,620

(1)	Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2010 and 2009.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Year ended December 31,		Favorable/ (Unfavorable)
	2010	2009	$ Change	% Change
Revenues
Net trading	$70,809	$44,165	$26,644	60%
Asset management	25,281	31,148	(5,867)	(19)%
New issue and advisory	3,778	1,816	1,962	108%
Principal transactions and other income	25,684	6,957	18,727	269%

Total revenues	125,552	84,086	41,466	49%

Operating expenses
Compensation and benefits	77,446	70,519	(6,927)	(10)%
Business development, occupancy, equipment	5,470	5,469	(1)	—%
Subscriptions, clearing, and execution	8,734	4,949	(3,785)	(76)%
Professional fees and other operating	17,197	11,717	(5,480)	(47)%
Depreciation and amortization	2,356	2,543	187	7%
Impairment of goodwill	5,607	—	(5,607)	N/M

Total operating expenses	116,810	95,197	(21,613)	(23)%

Operating income / (loss)	8,742	(11,111)	19,853	(179)%

Non operating income / (expense)
Interest expense, net	(7,686)	(4,974)	(2,712)	(55)%
Gain on repurchase of debt	2,555	—	2,555	N/M
Gain on sale of management contracts	971	7,746	(6,775)	(87)%
Income/(loss) from equity method affiliates	5,884	(3,455)	9,339	270%

Income / (loss) before income taxes	10,466	(11,794)	22,260	189%
Income tax expense/(benefit)	(749)	9	758	N/M

Net income / (loss)	11,215	(11,803)	23,018	195%
Less: Net income / (loss) attributable to the non-controlling interest	3,620	(98)	(3,718)	N/M

Net income / (loss) attributable to IFMI	$7,595	$(11,705)	$19,300	165%

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

Our net trading revenue included unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also included realized gains on certain proprietary trading positions that were sold during 2010. Our ability to derive trading gains from trading positions is subject to market conditions. Furthermore, some of the assets included in the Investments — trading line of our consolidated balance sheets represent Level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 9 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $5,867, or 19%, to $25,281 for the year ended December 31, 2010 from $31,148 for the year ended December 31, 2009.

ASSET MANAGEMENT

(dollars in thousands)

	December 31, 2010	December 31, 2009	Change
Collateralized debt obligations and related service agreements	$19,850	$26,319	$(6,469)
Investment funds and other	5,431	4,829	602

Total	$25,281	$31,148	$(5,867)

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

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined as a result of greater levels of deferrals and defaults of the underlying assets. On July 29, 2010, we entered into a Master Transaction Agreement pursuant to which we sold to an unrelated third party collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. We received $4,831, net of expenses and purchase price adjustments, at the close of the Alesco X through XVII transaction. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement under which we provide and will continue to provide certain services to the third party purchaser. $4,664 of the cash received up front was recognized as deferred revenue and is amortized into revenue over the life of the Services Agreement. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017 if the management fees earned by the third party exceed certain thresholds.

During the year ended December 31, 2010, we recognized $5,973 in revenue for the Alesco X through XVII securitizations which was included in the TruPS and insurance company debt — U.S. in the table above. Of this amount, $313 represented incentive payments received from the third party under the Master Transaction Agreement.

See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

Substantially all of our TruPS trusts had stopped paying subordinated fees. Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets and liquidations of certain collateralized debt obligations.

Asset management fees for middle market loans of United States companies decreased to $0 because we sold three CLO management contracts comprising substantially all of our Emporia business line to an unrelated third party in February 2009. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K and “Year Ended December 31, 2010 compared to the Year Ended December 31, 2009 — Non-Operating Income and Expense — Gain on Sale of Management Contracts” beginning on page 80.

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

Asset management fees for broadly syndicated loans — Europe decreased because there was a decrease in average AUM for which we earned asset management fees for the year ended December 31, 2010 as compared to the year ended December 31, 2009. These contracts are usually paid in currency other than the U.S. dollar. The impact of currency fluctuations was recorded as a component of principal transactions and other income.

Asset management fees for obligations of tax exempt entities decreased to $0 during the year ended December 31, 2010 as compared to the same period in 2009 because in March 2009, we assigned the management agreement for NPPF I to an unrelated third party. Effective April 22, 2009, when necessary third party approvals were received, the unaffiliated third party began to serve as the collateral manager for NPPF I. Fifty five percent of any management fees the unrelated third party receives from NPPF I are paid to the Company. We recognized and continue to recognize this sub advisory fee as other income, which is a component of principal transactions and other income in the consolidated statements of operations. See note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investment Funds and Other

Our asset management revenue from investment funds is comprised of fees from the management of Brigadier and Deep Value.

	December 31, 2010	December 31, 2009	Change
Brigadier	$54	$1,337	$(1,283)
Deep Value	2,538	2,129	409
Separate accounts and other	2,839	1,363	1,476

Total	$5,431	$4,829	$602

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

The increase in Deep Value revenue was primarily because there was an increase in the average NAV during 2010 as compared to 2009. The first Deep Value Fund substantially completed its liquidation process during the third quarter of 2010 and distributed any remaining cash it had to its investors during the first half of 2011. Of the Deep Value asset management revenues shown in the table above, $1,245 was earned from the first Deep Value Fund. We will not earn any additional management fees from the first Deep Value Fund in 2011 and beyond. In addition, during the first quarter of 2009, we consolidated the onshore fund of Deep Value and the related management fees that were earned were eliminated in consolidation and were effectively recognized as a component of non-controlling interest in the consolidated statements of operations. We deconsolidated the onshore fund subsequent to the first quarter of 2009.

Our other asset management revenue consisted of revenue earned from the management of permanent capital vehicles and managed accounts. The net increase of $1,476 was primarily comprised of an increase in managed account fees of $1,596, partially offset by a decrease of $120 due to the assignment of the MFCA management contract to a third party in the first quarter of 2009. Of the $1,596 increase in managed account fees, $1,213 came from a single managed account arrangement.

The increase in fees from managed accounts was due to the fact that the managed account arrangements were entered into subsequent to the second quarter of 2009.

In conjunction with the assignment of the MFCA management contract, we will receive a participation fee beginning on March 18, 2012 and for the ten-year period thereafter equal to 10% of the revenue earned in excess of $1,000 annually by the unrelated third party for managing MFCA. See note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,962, or 108%, to $3,778 for the year ended December 31, 2010 as compared to $1,816 for the same period in 2009. The increase was primarily attributable to an increased number of new issue and advisory engagements that closed during 2010 as compared to 2009, including the arrangement of the issuance of newly created debt, equity, and hybrid financial instruments.

Principal Transactions and Other Income

Principal transactions and other income increased by $18,727, or 269%, to $25,684 for the year ended December 31, 2010, as compared to $6,957 for the year ended December 31, 2009.

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

Effective with the Merger on December 16, 2009, our investment in AFN was reclassified as treasury stock. The value of the treasury stock was not adjusted going forward. RAIT is a publicly traded company, so changes in the value of our investment match changes in the public share price. In addition, we sold our investment in RAIT during the first quarter of 2010. Our investments in EuroDekania, Star Asia, Brigadier, MFCA, Deep Value, and the Duart Fund generally increase and decrease in value based on the NAV of the underlying funds. During the fourth quarter of 2010, the Brigadier fund completed its liquidation. The first Deep Value fund substantially completed its liquidation process during the third quarter of 2010 and distributed remaining cash to its investors during the first half of 2011. Effective December 31, 2010, we submitted a redemption notice to the Duart Fund to redeem 100% of our capital. We received our redemption in April 2011.

During 2010, the Company made several purchases of Star Asia shares (either from unrelated third parties or from Star Asia itself via a rights offering). These purchases were made for amounts less than the underlying NAV of Star Asia. Accordingly, a portion of the gain recognized for Star Asia was from these purchases at below NAV and a portion was from the changes in the underlying NAV of Star Asia. For the year ended December 31, 2010, the change in fair value of our investment in Star Asia was comprised of $17,514 from our investment purchases of shares at a discount to NAV, and $612 from changes in the underlying NAV of Star Asia.

The change in other investments was comprised of a decrease of $33 related to certain residential loans acquired as part of the Merger, a decrease of $2,320 related to increased net realized and unrealized losses on Japanese Yen-based forward contracts put in place to partially hedge fluctuations in the investment value of Star Asia, and an increase of $6,992 related to a certain investments in securitizations which were sold during 2010. The remaining $359 of the net increase related primarily to improved results from investments held in both periods.

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

Operating Expenses

Operating expenses increased $21,613, or 23%, to $116,810 for the year ended December 31, 2010 from $95,197 for the year ended December 31, 2009. The change was due to increases of $6,927 in compensation and benefits, $3,785 in subscriptions, clearing, and execution, $5,480 in professional fees and other operating expenses, $1 in business development, occupancy, equipment, and a $5,607 impairment charge to goodwill, partially offset by a decrease of $187 in depreciation and amortization.

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

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation and benefits. The increase in cash compensation and benefits was primarily a result of the increase in incentive compensation which was tied to revenue and operating profitability. The increase was partially offset by a decrease of $408 which was recorded in the second half of 2010 as a result of an agreement reached with the FINRA staff to pay restitution related to certain allegations stemming from a FINRA exam. The $408 represented the recapture by us of the incentive compensation previously paid to employees. In addition, our total headcount was 133 as of December 31, 2010 as compared to 142 at December 31, 2009.

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

For the year ended December 31, 2009, compensation and benefits included equity-based compensation of $2,044 related to the amortization of membership units or long term incentive profit (“LTIP”) units of the Operating LLC (“Restricted Units”), consisting of units awarded to our executives for which vesting was accelerated upon the closing of the Merger and Restricted Units were automatically converted to Cohen Brothers membership units and then converted into our Common Stock, of which $975 related to the amortization of Restricted Units granted under the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) (see “— Liquidity and Capital Resources — Capitalization” beginning on page 87), and $3,513 related to the amortization of Options awarded to our employees which were automatically cancelled upon the consummation of the Merger. In addition, we recognized equity-based compensation of $24 for the period from December 17, 2009 to December 31, 2009 for the restricted shares we assumed from AFN pursuant to the AFN 2006 Equity Incentive Plan. For the year ended December 31, 2010, compensation and benefits included equity-based compensation of $1,144 related to the amortization of Restricted Units granted under the Cohen Brothers, LLC 2009 Equity Award Plan, and $1,361 related to restricted shares of our Common Stock. See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $3,785, or 76%, to $8,734 for the year ended December 31, 2010 from $4,949 for the year ended December 31, 2009. The increase included an increase of $2,355 in solicitation, clearing, and execution costs and an increase of $1,430 in subscription costs. Of the $2,355 increase in solicitation, clearing, and execution costs, $833 related to the write-off of deferred solicitation costs incurred to raise capital for the first Deep Value fund. The previously paid costs were being amortized over the expected life of the investment fund. The first Deep Value fund substantially completed it liquidation as of September 30, 2010. All of the unamortized solicitation costs related to the first Deep Value fund were expensed during 2010. The remaining increase was primarily due to increased trading volumes.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses increased by $5,480, or 47%, to $17,197 for the year ended December 31, 2010 from $11,717 for the year ended December 31, 2009. The increase included an increase of $2,208 in legal and professional fees, an increase of $995 in insurance premiums, an increase of $425 in consulting fees, and an increase of $2,308 in other costs, partially offset by a decrease of $456 in recruiting expense. Of the $2,308 in other costs, $1,070 of expense was recorded in the second half of 2010 as a result of an agreement reached with the FINRA staff to pay restitution related to certain allegations stemming from a FINRA exam.

Depreciation and Amortization

Depreciation and amortization decreased by $187, or 7%, to $2,356 for the year ended December 31, 2010 from $2,543 for the year ended December 31, 2009. $178 of the decline resulted from fully amortizing the remaining intangible asset related to Cira in the first nine months of 2010.

Impairment of Goodwill

During the year ended December 31, 2010, we recognized an impairment charge of $5,607. The impairment charge was a result of an annual impairment test, which is completed in the third quarter of each year as it relates to Cira SCM goodwill. For its annual impairment test of Cira SCM, the Company first estimated the current fair value of the Cira SCM reporting unit. This fair value was compared to the book value of the goodwill and, if the fair value was less, then the goodwill was deemed impaired. The Company determined the fair value of the Cira SCM reporting unit using a discounted cash flow analysis. The future cash flows of Cira SCM were unfavorably impacted by the successful wind down of the first Deep Value Fund. During the third quarter of 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Cira SCM. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as a component of operating expenses. See note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased $2,712, or 55%, to $7,686 for the year ended December 31, 2010 from $4,974 for the year ended December 31, 2009. This increase of $2,712 was comprised of (a) a decrease of $2,081 of interest incurred on our bank debt; (b) an increase of $1,768 of interest incurred on convertible senior notes assumed from AFN upon completion of the Merger; (c) an increase of $3,318 of interest incurred on junior subordinated notes assumed from AFN upon completion of the Merger; and (d) a decrease of $299 of interest incurred on subordinated notes payable. Fiscal year 2009 also included non-operating income of $6 related to an interest rate swap we terminated on June 1, 2009 when we entered into a credit facility with TD Bank. The decrease in interest expense of $2,081 on bank debt was primarily due to the fact that we reduced the amount outstanding under the line of credit to $0 from February 2010 to July 28, 2010. The decrease in interest expense of $299 on subordinated notes payable was due to the fact that CCS repurchased a total of $8,081 principal amount of subordinated notes payable during the third quarter of 2010.

On July 29, 2010, our subsidiary, Dekania Investors, LLC entered into a new credit facility with TD Bank (the “2010 Credit Facility”) and made a draw of $9,300. As a consequence, we wrote off $675 of unamortized deferred financing costs to interest expense related to the previous credit facility entered into in 2009. For additional information see “— Liquidity and Capital Resources — Debt Financing“ beginning on page 89 and note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Gain on Repurchase of Debt

Gain on repurchase of debt was $2,555 for the year ended December 31, 2010. During 2010, we repurchased $6,644 notional amount of Old Notes from unrelated third parties for $5,596. This debt had a book value of $6,519. We recognized a gain from repurchase of this debt of $923, which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations. In August 2010, one of our broker-dealer subsidiaries, CCS, completed its cash offer to purchase all of the outstanding subordinated notes payable that were tendered. CCS repurchased $8,081 principal amount of the subordinated notes payable (representing 85% of the outstanding subordinated notes payable) for $6,762, including accrued interest. We recorded a gain from repurchase of debt of $1,632 which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations. For additional information, see note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

We did not repurchase any debt in fiscal year 2009.

Gain on Sale of Management Contracts

The gain on the sale of management contracts decreased $6,775, or 87%, to $971 for the year ended December 31, 2010 from $7,746 for the year ended December 31, 2009. On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loans-U.S. (Emporia) business line to an unrelated third party. We received net proceeds from this sale, after payment of certain expenses, of $7,258. In addition, we were entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We recorded a net gain on sale of management contracts of $7,746 for the year ended December 31, 2009, which included (i) net proceeds from sale of $7,258; and (ii) $529 in proceeds from contingent payments received after the sale net of (iii) $41 of expenses incurred subsequent to the sale. In 2010, we received $971 of contingent payments and recorded additional gain. During 2010, we reached the maximum limit of additional fees we could receive under these contracts. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K. The up-front cash received on the sale of the Alesco X – XVII management contracts was deferred and is and continues to be recognized as a component of asset management revenue over time. See discussion of asset management revenue above.

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

Prior to the Merger, we were, and subsequent to the Merger, our majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which we do business. It is, however, subject to income taxes in the United Kingdom, France, New York City, Philadelphia and the State of Illinois, in addition to being subject to federal and other state taxes. Beginning on April 1, 2006, we qualified for Keystone Opportunity Zone (“KOZ”) benefits, which exempt the Operating LLC and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. We will be entitled to KOZ benefits through the end of the lease term for our Philadelphia headquarters, which is April 30, 2016. However, presuming the Company extends its lease, it will be entitled to KOZ benefits through December 31, 2018.

Income tax expense decreased by $758 to an income tax benefit of $749 for the year ended December 31, 2010 from income tax expense of $9 for the year ended December 31, 2009. The tax benefit realized by us during the year ended December 31, 2010 was a result $78 of current tax expense (representing taxes incurred for state and foreign jurisdictions) offset by a deferred tax benefit of $827. The deferred tax benefit was the result of the impact of the following items: (i) a reduction in the U.S. state effective tax rate, (ii) adjustments to federal valuation allowance for changes in expected reversal patterns of the debt discount and (iii) a U.S. federal and State net operating loss that arose in 2010 and had a twenty year carry forward period for U.S. federal, and many state jurisdictions and thus was available to reduce taxable temporary differences related to the discounted debt reversing through the year 2030. The tax expense during 2009 was the result of local and foreign taxes paid.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the year ended December 31, 2010 and for the period from December 17, 2009 to December 31, 2009 was comprised of the 33.8% non-controlling interest related to member interests in the Operating LLC other than the interests held by us for the relevant periods. For fiscal year 2009, net income / (loss) attributable to the non-controlling interest was also comprised of the 45% of the non-controlling interest attributable to the onshore feeder fund of Deep Value which we consolidated as of December 31, 2008 and through to the first quarter of 2009 since we owned a majority of the limited partner interests since its first closing in April 2008 through the end of the first quarter of 2009. During the second quarter of 2009, our ownership percentage in the onshore feeder fund declined to 30%. Accordingly, in the second quarter of 2009, we deconsolidated the onshore feeder fund. No gain or loss was recognized related to the deconsolidation as the amounts transferred were already based on fair value.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, make interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our United States and United Kingdom broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by use of collateralized securities financing arrangements as well as margin loans. Since January 2010, we significantly expanded our trading operations leading to a greater amount of securities owned as well as greater balances of securities purchased under agreements to resell and securities sold under agreements to repurchase.

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our majority ownership interest in the Operating LLC. Substantially all of the Operating LLC’s net assets as well as net income are subject to restrictions on paying distributions to us. See “— Debt Financing” beginning on page 89. In addition, approximately $39.5 million of net assets including $11.0 million of cash as of December 31, 2011 are subject to withdrawal restrictions as a result of the Operating LLC’s investment in PrinceRidge. Distributions from PrinceRidge to the Operating LLC are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forego these distributions or to pay distributions in excess of this amount with the unanimous vote of the board. The board of PrinceRidge GP is comprised of five members. Three members are designated by the Operating LLC and the remaining two are designated by the individuals that were members of PrinceRidge GP prior to our investment. However, each member/partner of PrinceRidge does have the ability to borrow up to 30% of their investment from PrinceRidge. The member must provide 45 days notice of such borrowing and PrinceRidge must determine that the loan would not cause material harm to it. The borrowing member must pay 10% interest on this borrowing and the borrowing may only be outstanding for one year. Each partner may exercise this right to borrow once every two year period. The holders of the Old Notes have the option to redeem their notes in full in May of 2012. See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below. If all of the holders of the Old Notes redeem, the Company may have insufficient cash at the Operating LLC to satisfy the redemption. In that case, the Company may utilize this borrowing arrangement with PrinceRidge to supplement the Operating LLC’s cash so that all redemptions of all notes can be satisfied. If the Company is unable to borrow under this arrangement to satisfy the redemption, it may be required to liquidate other investments to satisfy the redemption and may incur significant losses in doing so.

Our ability to pay dividends to our stockholders will be dependent on distributions we receive from the Operating LLC and subject to the Operating LLC’s Operating Agreement. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter which was paid regularly through December 31, 2011. The Company declared a $0.02 dividend for the first quarter of 2012.

The Company’s board of directors has the power to decide to increase, reduce, or eliminate dividends in the future. The board’s decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

Cash Flows

We have four primary uses for capital:

(1) To fund the expansion of the Capital Markets segments: Through December 2011, we expanded our Capital Markets segments by expanding our offices, hiring additional sales and trading professionals, launching new initiatives to expand on our existing capabilities and acquiring JVB and PrinceRidge. We believe that we are better capitalized and able to utilize more leverage in our Capital Markets business and, therefore, expand our operations to other credit-related fixed income areas to deepen our product capabilities. We believe the prudent use of capital to facilitate client orders has the potential to increase trading volume and profitability.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through December 31, 2011, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2011, 2010, and 2009, we maintained cash and cash equivalents of $18,221, $43,946, and $69,692, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities	$(6,299)	$(34,815)	$7,329
Cash flow from investing activities	(6,704)	26,165	93,960
Cash flow from financing activities	(12,796)	(17,069)	(64,017)
Effect of exchange rate on cash	74	(27)	448

Net cash flow	(25,725)	(25,746)	37,720
Cash and cash equivalents, beginning	43,946	69,692	31,972

Cash and cash equivalents, ending	$18,221	$43,946	$69,692

See the statement of cash flows in our consolidated financial statements. We believe our cash available on hand as well as our investment in our trading portfolio will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2011 Cash Flows

As of December 31, 2011, our cash and cash equivalents were $18,221, representing a net decrease of $25,725 from December 31, 2010. The decrease was attributable to the cash used by operating activities of $6,299, the cash used for investing activities of $6,704, and the cash used for financing activities of $12,796, partially offset by the effect of the increase of the exchange rate on cash of $74.

The cash used by operating activities of $6,299 was comprised of (a) net cash outflows of $8,150 related to working capital fluctuations primarily comprised of net outflows of $10,942 related to a decrease in accrued compensation payable offset by other working capital fluctuations; (b) $17,180 of net cash inflows from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables and payables from brokers, dealers, and clearing agencies and restricted cash on deposit which is related to various trading activities as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a decrease in cash generated from other earnings items of $15,329 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, realized and unrealized gains and losses on other investments, at fair value, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash used in investing activities of $6,704 was comprised of (a) the cash consideration paid, net of cash acquired, for the acquisition of JVB of $14,956; (b) the investment of $5,021 in equity method affiliates primarily related to Duart Capital, Star Asia SPV, Star Asia Opportunity and Star Asia Capital Management; (c) the purchase of other investments, at fair value of $3,068, specifically the purchase of additional shares of Star Asia in the amount of $351 directly from unrelated third parties during 2011, the purchase of additional shares of EuroDekania in the amount of $533, and the purchase of other investments, which consisted primarily of a Japanese Yen currency forward contract, of $2,184; and (d) the purchase of additional furniture and leasehold improvements of $470 related to the New York and Philadelphia offices and the EuroDekania Management Limited office in the United Kingdom. These amounts are partially offset by: (e) cash proceeds from the return of principal of $3,898 which was comprised of $3,821 from our investment in the Duart Fund, $19 from the final liquidation of the first Deep Value fund and $58 from our investments in certain residential loans; (f) cash received from the sale of other investments of $3,810 comprised of $2,816 from the sale of certain investments in securitizations and $994 from the termination of the Japanese Yen currency forward contracts that were classified as other investments, at fair value on the consolidated balance sheets; (g) cash received of $6,954 from equity method affiliates Deep Value GP, Star Asia Manager and Star Asia SPV; and (h) the cash acquired in the acquisition of PrinceRidge of $2,149.

The cash used in financing activities of $12,796 was comprised of (a) the repayment of $6,976 of outstanding borrowings on our secured credit facility entered into on July 29, 2010 between our subsidiary, Dekania Investors, LLC and T.D. Bank, N.A., (the “2010 Credit Facility”), which we subsequently terminated in December 2011; (b) the repurchase of $1,025 notional amount of Old Notes for $984; (c) distributions to the non-controlling interest holders of $1,054; (d) dividends to the Company’s stockholders of $2,115; (e) the payment of $107 for the redemption of the membership units of the Operating LLC by one of the non-controlling interest holders; (f) the acquisition of common stock for treasury of $1,488; and (g) the payment of $72 for employees’ tax obligations to taxing authorities related to the vesting of equity based awards. In the case of (g), the total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

2010 Cash Flows

As of December 31, 2010, our cash and cash equivalents were $43,946, representing a net decrease of $25,746 from December 31, 2009. The decrease was attributable to the cash used for operating activities of $34,815, and the cash used for financing activities of $17,069, partially offset by the cash provided by investing activities of $26,165 and the effect of the decrease of the exchange rate on cash of $27.

The cash used for operating activities of $34,815 was comprised of: (a) net inflows of $10,218 related to working capital fluctuations, including primarily the increase in accrued compensation, the increase in accounts payable and other liabilities, and the increase in accounts receivable, partially offset by the decrease in net receivables from related parties, the decrease in other assets, and the decrease in deferred income taxes; (b) $32,493 of net cash outflows from investments in our overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreement to repurchase, receivables and payables from brokers, dealers, and clearing agencies and restricted cash on deposit which is related to various trading activities as well as the unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) a reduction in cash generated from other earnings items of $12,540 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, gain on sale of management contracts, realized and unrealized gains and losses on other investments, at fair value, income or loss from equity method affiliates, equity-based compensation, depreciation and amortization, and the impairment of goodwill).

The cash provided by investing activities of $26,165 was comprised of: (a) cash proceeds from the return of principal of $25,809, which is comprised of $23,689 from our investment in Deep Value and $2,120 from our investments in certain interests in securitizations and residential loans; (b) cash received from the sale of other investments of $9,099, which includes $3,713 from the sale of certain investments in securitizations, $1,056 from the sale of RAIT common stock, $4,178 from the redemption of our investment in Brigadier and $152 from the sale of other investments; (c) net cash received from the sale of management contracts of $971; (d) cash of $9,983 received from equity method affiliates, which includes $5,904 received from our investment in the general partner of the first Deep Value fund, $3,104 from Star Asia SPV, and $975 from Star Asia Manager; partially offset by (e) the investment of $5,517 in equity method affiliates, including $4,500 in Star Asia SPV and $1,017 in Duart Capital; (f) the purchase of other investments, at fair value, including (i) the purchase of additional shares of Star Asia in the amount of $1,334 related to Star Asia’s rights offering, as well as the purchase of shares directly from unrelated third parties during the second and third quarters of 2010 in the aggregate amount of $4,452; (ii) the purchase of additional shares of EuroDekania in the aggregate amount of $282 from unrelated third parties during the third quarter of 2010; (iii) the purchase of an investment in Brigadier in the amount of $39 from an existing unrelated third party investor during the third quarter of 2010; (iv) the investment of $4,500 in the Duart Fund during the third quarter of 2010; and (v) the purchase of other investments in the aggregate amount of $2,337; (g) the purchase of additional furniture and leasehold improvements of $939 related to the New York office and the EuroDekania Management Limited office in the United Kingdom; and (h) the acquisition of CCCM for $297 during the third quarter of 2010.

The cash used in financing activities of $17,069 was comprised of: (a) the repayment of $9,950 of outstanding borrowings on our prior credit facility and $2,324 of principal payments on the 2010 Credit Facility; (b) the repurchase of $6,644 notional amount of Old Notes for $5,544; (c) the repurchase of $8,081 principal amount of subordinated notes payable for $6,465; (d) payments for deferred issuance and financing costs of $349; (e) distributions to the non-controlling interest holders of $528; (f) dividends to the Company’s stockholders of $1,043; and (g) $166 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity based awards and the related surrender of 25,952 shares of the Company’s Common Stock; partially offset by (h) $9,300 of borrowings related to the 2010 Credit Facility we entered into in July 2010. The total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

2009 Cash Flows

As of December 31, 2009, our cash and cash equivalents were $69,692, representing a net increase of $37,720 from December 31, 2008. The increase was attributable to the cash provided from investing activities of $93,960, the cash provided from operating activities of $7,329, and the effect of the increase of exchange rate on cash of $448, partially offset by the cash used for financing activities of $64,017.

The cash provided by operating activities of $7,329 was comprised of: (a) net inflows of $13,264 related to working capital fluctuations including the reduction of accounts receivable, the reduction in other assets, and the reduction in the net receivables due from related parties, partially offset by decreases in accrued compensation and accounts payable and other liabilities; (b) $6,670 of net cash inflows from overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, and restricted cash on deposit which is related to various trading activities as well as the unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) a reduction in cash from earnings of $12,605 (which represents net loss adjusted for the following non-cash items: gain on sale of management contracts, equity-based compensation, realized and unrealized gains and losses on other investments, at fair value, depreciation and amortization, and income or loss from equity method affiliates).

The cash provided by investing activities of $93,960 was comprised of: (a) the $76,938 of cash acquired from our Merger with AFN; (b) the redemption of a portion of our investment in the onshore feeder fund of Brigadier, in the amount of $10,000; (b) cash proceeds from the sale of CLO management contracts of $7,746; (c) distributions of $925 from our equity method affiliate, Star Asia Manager; and (d) cash proceeds from a return of principal of $2,233 related to our investments in a certain collateralized debt obligation security and in the investment fund, Deep Value; partially offset by (e) the investment of $2,501 in our equity method affiliates, DEKU and Deep Value GP II; (f) the purchase of additional shares of MFCA in the amount of $600 and additional shares of Star Asia in the amount of $90; and (g) the purchase of additional furniture and leasehold improvements of $691 related to the New York office. We used the proceeds from our redemption in the onshore feeder fund of Brigadier and the sale of the management contracts, and part of the cash acquired from AFN in connection with the Merger to supplement our cash flow from operations in order to provide us with the necessary capital to pay down our bank debt.

The cash used in financing activities of $64,017 was comprised of: (a) the repayment of $57,050 of outstanding borrowings on our bank debt; (b) distributions paid to the Operating LLC’s members of $4,746 to fund members’ tax obligations; (c) $988 of deferred issuance and financing costs related to the credit facility entered into on June 1, 2009; and (d) the payment of $1,233 related to stock issuance costs in connection with the Merger with AFN.

Share Repurchase Program

We have a share repurchase program which was authorized by our board of directors whereby share repurchases are effected by us in the open market or in privately negotiated transactions. Execution of the share repurchase program is based on management’s assessment of market conditions for our common stock and other potential uses of capital. During the second half of 2011, we repurchased 667,601 shares of our common stock at a total cost of $1,488 at an average per share price of $2.23 from unrelated third parties. We subsequently retired the 667,601 shares of our common stock. At December 31, 2011, the maximum dollar value of shares that may be repurchased under our share repurchase program is $45,816. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

Regulatory Capital Requirements

Five of our majority owned subsidiaries include licensed securities dealers in the United States and the United Kingdom. As broker-dealers, our subsidiaries, CCS, CCCM, JVB and TPRG, are subject to Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, EuroDekania Management, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2011, which amounted to $2,552, were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$732
United Kingdom	1,820

Total	$2,552

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2011, total net capital, or equivalent as defined by local statutory regulations, in our licensed broker-dealers amounted to $46,553.

In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Capitalization

Prior to the Merger, AFN was a holding company that held its consolidated assets and conducted its operations primarily through its majority-owned subsidiaries. As a result of the Merger, AFN received 10,343,347 or 66.2%, of the membership interests in Cohen Brothers. Of the 66.2% of Cohen Brothers received by AFN in connection with the Merger, 38.5% was received in the form of units issued directly by Cohen Brothers and the remaining 27.7% was acquired by AFN from Cohen Brothers members in exchange for the issuance of AFN common stock to those members. The remaining 5,283,556 membership interests, or 33.8%, of Cohen Brothers was held by Daniel G. Cohen (31.9% or 4,983,557 membership interests), our Chairman and

Chief Executive Officer and other members (1.9% or 299,999 membership interests). The equity interests in the Operating LLC that are not held by IFMI have certain redemptive features, which are described in detail in note 21 to our consolidated financial statements included in this Annual Report on Form 10-K. During the third quarter of 2011, one member of the Operating LLC redeemed 31,554 membership units for $107 in cash.

In exchange for all of his Cohen Brothers Class C membership units upon the Merger, Mr. Cohen, through CBF, received one share of our Series A Voting Convertible Preferred Stock (“Series A Preferred Stock”), which had no economic rights but gave Mr. Cohen the right to nominate and elect a number equal to at least one-third (but less than a majority) of the total number of directors on our Board of Directors.

On October 18, 2010, Mr. Cohen elected to convert the one share of Series A Preferred Stock into 4,983,557 shares of Series B Voting Non-Convertible Preferred Stock (“Series B Preferred Stock”). Therefore, there were no shares of Series A Preferred Stock issued and outstanding as of December 31, 2011 and 2010. Each share of Series B Preferred Stock has no economic rights but entitles Mr. Cohen to one vote on all matters presented to our stockholders. The Series B Preferred Stock will be automatically redeemed for par value on December 31, 2012. Holders of Series B Preferred Stock are not entitled to receive any dividends or distributions upon liquidation, dissolution or winding up of the Company. As of December 31, 2011 and 2010, there were 4,983,557 shares of Series B Preferred Stock issued and outstanding.

Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by our Board of Directors in connection with the Section 382 Rights Agreement adopted in December 2009 (the “Rights Agreement”). The Rights Agreement was adopted in an effort to protect against a possible limitation on our ability to use our net operating loss and net capital loss carry forwards to reduce potential future federal income tax obligations. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion on the Rights Agreement. The holders of Series C Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of our stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2011 and 2010.

For a discussion about our equity securities, see note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

Securities Financing

We maintain repurchase agreements with various third party financial institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, however, no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. See notes 3-K and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

The following table presents our period end balance, average monthly balance and maximum balance at any month end during each year in 2011, 2010 and 2009 for receivables under resale agreements and securities sold under agreements to repurchase.

	Twelve Months Ended December 31,
	2011	2010	2009
Receivables under Resale Agreements
Period End	$129,978	$—	$20,357
Monthly Average (1)	111,904	31,215	N/A
Maximum Month End	158,099	89,475	20,357
Securities Sold Under Agreements to Repurchase
Period End	$134,870	$69,816	$—
Monthly Average	104,984	28,622	—
Maximum Month End	178,998	96,365	—

(1)	Receivables under resale agreements were only outstanding for the months ended June 30, 2011 through December 31, 2011. Amount above represents the average for these months.

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The general growth in outstanding repurchase activity in 2011 and 2010 is reflective of supporting our overall business growth, particularly the continued expansion of our sales and trading platform. The fluctuations in the balances of our receivables under resale agreements over the periods presented is impacted in any given period by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intraperiod fluctuations as typical for the repurchase market. Month end balances may be higher or lower than average period balances.

Debt Financing

As of December 31, 2011, we have three sources of debt financing other than securities financing arrangements: (1) contingent convertible senior notes, comprising the Old Notes and the New Notes; (2) junior subordinated notes payable to two special purpose trusts: (a) Alesco Capital Trust I, and (b) Sunset Financial Statutory Trust I; and (3) unsecured subordinated financing.

During the fourth quarter of 2011, we paid off our 2010 Credit Facility and terminated the related loan agreement. In July 2011, we completed an exchange offer whereby we issued $7,621 aggregate principal amount of a new series of 10.50% Contingent Convertible Notes due 2027, referred to as the New Notes, in exchange for the $7,621 aggregate principal amount of 7.625% Contingent Convertible Notes due 2027, referred to as the Old Notes, that were tendered. In addition, we completed a privately negotiated exchange of $500 in aggregate principal balance of the Old Notes effective in October 2011. The terms of this exchange were the same as the Exchange Offer which was completed in July 2011. In November 2011, we repurchased $1,025 aggregate principal amount of the Old Notes from unrelated third parties for $988, including accrued interest and recognized a gain on repurchase of debt of $33.

As of December 31, 2011, we were in compliance with the covenants in our debt financing documents. See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing as of December 31, 2011 and 2010, respectively:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of December 31, 2011
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms		Weighted Average Interest @ 12/31/2011 (5)	Weighted Average Maturity
Contingent convertible senior notes:
7.625% Contingent convertible senior notes (the “Old Notes”)	$10,360		$10,303	7.6%		7.6%	May 2012	(2)
10.50% Contingent convertible senior notes (the “New Notes”)	$8,121		8,030	10.5%		10.5%	May 2014	(2)

	$18,481		18,333

Junior subordinated notes	$48,125	(3)	17,343	7.5%		7.5%	August 2036
Subordinated notes payable	$1,491		1,491	12.0	%(4)	12.0%	June 2013

Total			$37,167

	As of December 31, 2010
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms		Weighted Average Interest @ 12/31/2010 (5)	Weighted Average Maturity
2010 Credit Facility (1)	$6,976		$6,976	6.0%		6.0%	December 2011	(1)
Contingent convertible senior notes:
7.625% Contingent convertible senior notes (the “Old Notes”)	$19,506		19,104	7.6%		7.6%	May 2012	(2)
Junior subordinated notes	$48,125	(3)	17,160	7.4%		7.4%	August 2036
Subordinated notes payable	$1,448		1,448	12.0	%(4)	12.0%	June 2013

Total			$44,688

(1)	The 2010 Credit Facility was originally scheduled to mature in September 2012. However, we paid off the Credit Facility during the fourth quarter of 2011 and terminated the related loan agreement.
(2)	Represents the holders’ earliest redemption date. The weighted average contractual maturity for the Old Notes and the New Notes is May 2027.

We may redeem all or part of the $10,360 aggregate principal amount of the Old Notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the Old Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the Old Notes may require us to repurchase all or a portion of the Old Notes for cash on May 15, 2012, May 15, 2017, and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the Old Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the Old Notes are required to provide notice to us of their plan to redeem the Old Notes at any time during the 30 days prior to May 15, 2012, May 15, 2017, or May 15, 2022.

We may redeem all or part of the $8,121 aggregate principal amount of the New Notes for cash on or after May 20, 2014, at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding the repurchase date. The holders of the New Notes may require us to repurchase all or a portion of the New Notes for cash on May 15, 2014, May 15, 2017, and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes are required to provide notice to us of their plan to redeem the notes at any time during the 30 days prior to May 15, 2014, May 15, 2017, and May 15, 2022.

(3)	We issued a total par of junior subordinated debentures of $49,614. These junior subordinated notes are held by two separate VIE trusts. We do not consolidate these trusts. We hold $1,489 par value of common stock of these trusts. These notes held by us have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.
(4)	Comprised of 9% paid currently and 3% paid in kind.
(5)	Weighted average interest rate is calculated as a percentage of par using the rates in effect as of the last day of the reporting period.

Off Balance Sheet Arrangements

AFN invested in a collateralized debt obligation (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in the securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by us. Upon completion of the Merger, we recorded a liability of $1,084 related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount does not represent the expected loss; rather it represents our estimate of the fair value of our guarantee (i.e. the amount we would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee. The value will be adjusted under certain limited circumstances such as: (i) when the guarantee is extinguished, or (ii) if payment of amounts under the guarantee become probable and estimable. The maximum potential loss to us on this arrangement is $8,750. Under certain circumstances, Assured can require us to post liquid collateral.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2011 and the future periods in which such obligations are expected to be settled in cash. During the fourth quarter of 2011, we paid off our bank debt and terminated the 2010 Credit Facility. Our junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. The Old Notes in the aggregate principal amount of $10,360 are assumed to be repaid on May 15, 2012, which represents the earliest date that the holders of the Old Notes may require us to repurchase such notes for cash. The New Notes in the aggregate principal amount of $8,121 are assumed to be repaid on May 15, 2014, which represents the earliest date that the holders of the New Notes may require us to repurchase the notes for cash. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, excluded from the table is an unrecognized tax benefit of $1,231 because we are unable, at this time, to make a reasonably reliable estimate of the period of cash settlement. See note 23 to our consolidated financial statements included in this Annual Report on Form 10-K for further information about the unrecognized tax benefit.

CONTRACTUAL OBLIGATIONS

As of December 31, 2011

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$7,044	$2,187	$3,574	$1,283	$—
Maturity of the Old Notes (1)	10,360	10,360	—	—	—
Interest on the Old Notes (1)	398	398	—	—	—
Maturity of the New Notes (2)	8,121	—	8,121	—	—
Interest on the New Notes (2)	2,132	853	1,279	—	—
Maturities on junior subordinated notes	48,125	—	—	—	48,125
Interest on junior subordinated notes (3)	56,211	3,271	4,469	4,469	44,002
Maturities of subordinated notes payable (4)	1,559	—	1,559	—	—
Interest on subordinated notes payable (5)	204	135	69	—	—

Total	$134,154	$17,204	$19,071	$5,752	$92,127

(1)	Assumes the Old Notes are repurchased on May 15, 2012. Interest includes amounts payable during the period the Old Notes are outstanding at an annual rate of 7.625%.
(2)	Assumes the New Notes are repurchased on May 15, 2014. Interest includes amounts payable during the period the New Notes are outstanding at an annual rate of 10.50%.
(3)	The interest on the junior subordinated notes related to the Alesco Capital Trust is based on a fixed interest rate of 9.50% through to July 30, 2012, and an assumed variable rate of 4.581% based on a 90-day LIBOR rate as of December 31, 2011 plus 4.00% calculated from July 30, 2012 through to maturity. The interest on the junior subordinated notes related to the Sunset Capital Trust is variable. The interest rate of 4.731% (based on a 90-day LIBOR rate as of December 31, 2011 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(4)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $154. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%. See note 19 to our consolidated financial statements.
(5)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.

We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and other sources of credit. Due to the uncertainties that exist in the economy, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.

Other Items

During the fourth quarter of 2011, we agreed to contribute $2,250 to a settlement involving Alesco X, a CDO previously managed by us. See note 28 to our consolidated financial statements included this Annual Report on Form 10-K. We anticipate making this payment in the first half of 2012.

Critical Accounting Policies and Estimates

Our industry is subject to a number of highly complex accounting rules and requirements many of which place heavy burdens on management to make judgments relating to our business. We encourage readers of this Form 10-K to read all of our critical accounting policies which are included in note 3 to our consolidated financial statements included herein for a full understanding of these issues and how the financial statements are impacted by these judgments.

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

If the investment is expected to be managed by employees of our Capital Markets segment, the investment is classified as investments-trading. Otherwise, the investment is classified as other investments, at fair value. In general, investments-trading represent securities acquired in the secondary market while other investments, at fair value represent investments obtained in primary issuances or as investments in investment vehicles managed by us.

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

How we determine fair value for securities

We account for our investment securities at fair value under various accounting literature, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities (“FASB ASC 320”), pertaining to investments in debt and equity securities and the fair value option of financial instruments in FASB ASC 825, Financial Instruments (“FASB ASC 825”). We also account for certain assets at fair value under the applicable industry guidance, namely FASB ASC 946, Financial Services-Investment Companies (“FASB ASC 946”).

The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by our management. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.

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

How we determine fair value for investments in investment funds and similar vehicles

Substantially all of our other investments, at fair value represent investments in investment funds and other non-publicly traded entities. Substantially all of these entities have the attributes of investment companies as described in FASB ASC 946-15-2. We estimate the fair value of these entities using the reported net asset value per share (or its equivalent) included in FASB ASC 820 for all entities except Star Asia. We generally classify these estimates within either Level 2, if our investment in the entity is currently redeemable or Level 3, if our investment is not currently redeemable. In the case of Star Asia, we utilize a series of valuation models to determine fair value, which use both market and income based approaches and the fair value is generally classified within Level 3 of the valuation hierarchy.

Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services – Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. It is our assessment that the fair value of the subordinated debt securities has diverged from its carrying value. Because Star Asia’s published NAV is calculated using the amortized cost of these subordinated debt securities, we have concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. We estimate the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, for similar non-investment grade long term subordinated debt issuances.

Derivative Financial Instruments

We do not utilize hedge accounting for our derivatives. Accordingly, all derivatives are carried at fair value with unrealized and realized gains recognized in earnings.

If the derivative is expected to be managed by employees of our Capital Markets’ segment, or is a hedge for an investment classified as investments-trading, the derivative will be carried as a component of investments-trading if an asset or securities sold, not yet purchased if a liability. If the derivative is a hedge for an investment carried as a component of other investments, at fair value, the derivative will be recorded in other investments, at fair value. We may, from time to time, enter into derivatives to manage our risk exposures (i) arising from fluctuations in foreign currency rates with respect to our investments in foreign currency denominated investments; (ii) arising from our investments in floating rate investments; (iii) arising from the uncertainty associated with a financial obligor’s ability to make timely principal and/or interest payments; and (iv) arising from our facilitation of mortgage-backed trading. Derivatives entered into by us, from time to time, may include (i) foreign currency forward contracts; (ii) EuroDollar futures; (iii) credit default swaps; and (iv) purchase and sale agreements of “to-be-announced” securities (“TBAs”). TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month), or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as a standard security trade. The settlement of these transactions is not expected to have a material effect on our consolidated financial statements.

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

Our policy is to record penalties and interest as a component of provision for income taxes in our consolidated statements of operations.

Prior to the Merger, the Company, and subsequent to the Merger, our majority owned subsidiary, the Operating LLC, is treated as a pass through entity for U.S. federal income tax purposes and in most of the states in which we do business. The Operating LLC is subject to entity level taxes in certain state and foreign jurisdictions. However, as a result of the Merger, we acquired significant deferred tax assets and liabilities and now have significant tax attributes. Effective as of January 1, 2010, we began to be treated as a C corporation for U.S. federal and State income tax purposes. With the Merger we inherited significant deferred tax assets.

As is shown in note 23 to the consolidated financial statements contained herein, we currently have significant unrecognized deferred tax assets. These assets are unrecognized because the Company has recorded valuation allowances as we have determined that it is not more likely than not that the Company will realize the benefits of these tax assets. However, this determination is ongoing and subject to change. If the Company were to change this determination in the future, a significant tax benefit would be recognized as a component of earnings.

Revenue Recognition

Net trading: Net trading includes: (1) all gains, losses and income (interest and dividends) from securities classified as investments-trading and trading securities sold, not yet purchased; (2) interest income and expense from collateralized securities transactions; and (3) commissions and riskless trading profits. Riskless principal trades are transacted through our proprietary account with a customer order in hand, resulting in little or no market risk to us. Transactions are recognized on a trade date basis. The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or, when such quotations are unavailable, valuation models prepared by our management. The models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense, which is directly incurred to purchase income generating assets related to trading activities. Such interest expense is recorded on an accrual basis.

Asset management: Asset management revenue consists of collateralized debt obligation asset management fees, fees earned for management of our permanent capital vehicles and investment funds, fees earned under a service arrangement with another collateralized debt obligation asset manager, and other asset management fees. Collateralized debt obligation asset management fees are earned for providing ongoing asset management services to the applicable trust. In general, we earn a senior asset management fee, a subordinated asset management fee and an incentive asset management fee.

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

New issue and advisory: New issue and advisory revenue includes: (1) origination fees for corporate debt issues originated by us; (2) revenue from advisory services; and (3) new issue revenue associated with arranging the issuance of newly created debt, equity and hybrid financial instruments.

New issue and advisory revenue is recognized when all services have been provided and payment is earned. In some cases, we will utilize third party professionals to assist in the provision of some of these functions (primarily origination). In such cases, we record the cost of the third party services as a component of professional fees and other operating expenses and the revenue in new issue and advisory revenue.

Principal transactions and other income: Principal transactions include all gains, losses, and income (interest and dividend) from securities or loans classified as other investments, at fair value, in the consolidated balance sheets.

The investments classified as other investments, at fair value, are carried at fair value. The determination of fair value is described in the valuation of financial instruments section above. Dividend income is recognized on the ex-dividend date.

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

Once it is determined that we hold a variable interest in a VIE, FASB ASC 810 requires that we perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIEs financial performance; and (ii) if we have the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis.

We classify the VIEs we are involved with into two groups: (i) VIEs managed by us; and (ii) VIEs managed by third parties. We have generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than a manager to have the power to direct such matters. However, for all the VIEs we are involved with as of December 31, 2011, we have drawn this conclusion.

In the case where we have an interest in a VIE managed by a third party, we have concluded that we are not the primary beneficiary because we do not have the power to direct the VIEs’ activities. In the case of an interest in a VIE managed by us, we will perform an additional qualitative analysis to determine if our interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. Then, we compare the benefit it would receive (in the optimistic scenario) or the losses it would absorb (in the pessimistic scenario) as compared to all benefits and losses absorbed by the VIE in total. If the benefits or losses absorbed by us were significant as compared to total benefits and losses absorbed by all the variable interest holders, then we would conclude that we are the primary beneficiary.

We have variable interests in our sponsored collateralized debt obligations, but we are not the primary beneficiary and therefore are not consolidating the collateralized debt obligation VIEs. The maximum potential financial statement loss we would incur if the securitization vehicles were to default on all of their obligations would be (a) the loss of value of the interests in securitizations that we hold in our inventory at the time (see note 18 to our consolidated financial statements included in this Annual Report on Form 10-K), and (b) any management fee receivables in the case of managed VIEs.

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements that, we believe, will have a continuing impact on our financial statements going forward. For a more complete list of recent pronouncements, see note 3-U to our consolidated financial statements included in this Annual Report on Form 10-K.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate control to fund substantially all the cost of purchasing replacement financial assets. The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Our adoption of the provisions of ASU 2011-03 effective January 1, 2012 did not have an effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of the Company’s valuation processes and additional information about unobservable inputs impacting Level 3 measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Our adoption of the provisions of ASU 2011-04 effective January 1, 2012 did not have a material effect on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (“ASU 2011-05”) which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the requirement that companies present reclassification adjustments and the effect of those reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05. Since ASU 2011-05 and ASU 2011-12 impact presentation only, our adoption of the new guidance did not have an effect on the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits companies to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50%. Under this option, a company would no longer be required to calculate the fair value of the reporting unit unless the company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. A company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment tests. A company may resume performing the qualitative assessment in any subsequent period. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. These examples of events and circumstances supersede (1) the previous examples included in Topic 350 of events and circumstances that a company should consider when testing goodwill for impairment between annual tests, and (2) the previous examples of events and circumstances that a company having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test, used to measure the amount of the loss, if any. The guidance provided in ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our adoption of the provisions of ASU 2011-08 effective January 1, 2012 did not have an effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires companies to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on a company’s financial position. The amendments require enhanced disclosures by requiring improved information about financial statements and derivative instruments that are either (1) offset in accordance with current literature, or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. We are currently evaluating the impact of ASU 2011-11 on our disclosures about offsetting assets and liabilities.

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

Fixed Income Securities: We hold, from time to time, the following securities: U.S. treasury securities, U.S. government agency MBS, U.S. government agency debt securities, collateralized mortgage obligations (“CMOs”), non-government MBS, corporate bonds, non-redeemable preferred stock, municipal bonds, certificates of deposits, Small Business Administration (“SBA”) loans, residential loans, whole loans, unconsolidated investments in the middle and senior tiers of securitization entities, and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include to-be-announced securities (“TBAs”). The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

Floating rate securities are not in themselves particularly sensitive to interest rate risk. Because they generally accrue income at a variable rate, the movement in interest rates typically does not impact their fair value. Fluctuations in their current income due to variations in interest rates are generally not material to us. Floating rate fixed income securities are subject to other market risks such as: default risk of the underlying issuer, changes in an issuer’s credit spreads and investor demand for and supply of securities within a particular asset class or industry class of the ultimate obligor. The sensitivity to any individual market risk cannot be quantified.

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2011, we would incur a loss of $853 if the yield curve rises 100 bps across all maturities and a gain of $927 if the yield curve falls 100 bps across all maturities. Based on this analysis, as of December 31, 2010, we would have incurred a loss of $2,022 if the yield curve rises 100 bps across all maturities and a gain of $1,642 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds and permanent capital vehicles and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment which is denominated in Euros and another permanent capital vehicle for which our investment is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of December 31, 2011 our equity price sensitivity was $4,242 and our foreign exchange currency sensitivity was $4,842. Based on this analysis, as of December 31, 2010 our equity price sensitivity was $4,664 and our foreign exchange currency sensitivity was $2,623.

Other Securities: These investments are primarily made up of residual interests in securitization entities. The fair value of these investments will fluctuate over time based on a number of factors including, but not limited to: liquidity of the investment type, the credit performance of the individual assets and issuers within the securitization entity, the asset class of the securitization entity and the relative supply of and demand for investments within that asset class, credit spreads in general, the transparency of valuation of the assets and liabilities of the securitization entity, and investors’ view of the accuracy of ratings prepared by the independent rating agencies. The sensitivity to any individual market risk cannot be quantified.

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2011 and 2010, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $200. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,316 and $1,182, as of December 31, 2011 and 2010, respectively.

How we manage these risks

We seek to manage our market risk by utilizing our underwriting and credit analysis processes performed in advance of acquiring any investment. In addition, we continually monitor our investments—trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the Board of Directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2011.

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

Effective May 31, 2011 we acquired PrinceRidge. PrinceRidge’s accounting and internal control systems were not integrated with the Company’s systems during 2011. Based on our review of interpretative guidance of the SEC staff, we have excluded PrinceRidge from our assessment of our internal control over financial reporting as of December 31, 2011, as we have concluded there was insufficient time between the acquisition date and the end of the reporting period to properly plan, document, test and remediate, if necessary, the controls of PrinceRidge. As of December 31, 2011, $291,218 of the Company’s $420,590 consolidated assets and $237,665 of the Company’s $329,156 consolidated liabilities represented account balances accounted for under PrinceRidge’s controls.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 (other than for controls related to PrinceRidge). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors has adopted the Code of Conduct applicable to all directors, officers, and employees of the Company. The Code of Conduct is available on our website at www.ifmi.com/investorrelations/gov_conduct.asp

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 is included in the Section entitled “Executive Compensation” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Security Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The Company’s 2010 Long Term Incentive Plan was approved by our stockholders at the annual meeting held on December 10, 2010. The 2010 Long Term Incentive Plan was amended on April 18, 2011.

The following table provides information regarding the 2006 Long Term Incentive Plan, the 2010 Long Term Incentive Plan and the 2009 Equity Award Plan as of December 31, 2011:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	1,914,702
Equity compensation plans not approved by security holders	—	—	—

(1)	Represents restricted shares pursuant to the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan.

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

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the Sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Directors Information – Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is included in the Sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as a part of this Annual Report on Form 10-K:

(1)	The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm	F-2
(ii)	Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
(iii)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-4
(iv)	Consolidated Statement of Changes in Equity for the years ended December 31, 2011, 2010 and 2009	F-5
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-7
(vi)	Notes to Consolidated Financial Statements as of December 31, 2011	F-8
(2)	Schedules to Consolidated Financial Statements:
I.	Condensed Financial Information of Registrant	F-101

(b) Exhibit List

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 20, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2009).#

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 1, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC, Alesco Financial Holdings, LLC, and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2009).#

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 20, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2009).#

2.4	Amendment No. 3 to Agreement and Plan of Merger, dated as of September 30, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC, and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009).

2.5	Purchase and Contribution Agreement, dated September 14, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers Listed on Annex I thereto and the Management Employees, as defined therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2010).#

2.6	Amendment No. 1 to Purchase and Contribution Agreement, dated October 29, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated September 14, 2010 (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011).

2.7	Amendment No. 2 to Purchase and Contribution Agreement, dated December 27, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated September 14, 2010 (incorporated by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011).

2.8	Amendment No. 3 to Purchase and Contribution Agreement, dated January 11, 2011, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated September 14, 2010 (incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011). #

2.9	Contribution Agreement, dated as of April 19, 2011, by and among IFMI, LLC, PrinceRidge Partners LLC and PrinceRidge Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

Exhibit No.	Description

3.2	Articles of Amendment changing name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	Articles of Amendment to Effectuate a Reverse Stock Split (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.4	Articles of Amendment to Set Par Value (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.5	Articles Supplementary – Series A Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.6	Articles Supplementary – Series B Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.7	Articles of Amendment to change Name to Cohen & Company Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.8	Articles Supplementary – Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2009).

3.9	Articles of Amendment Changing Name to Institutional Financial Markets, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2011).

3.10	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2005).

3.11	Articles of Amendment changing name to Institutional Financial Markets, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2011).

4.1	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.2	Form of 10.50% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2011).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Junior Subordinated Indenture, dated as of March 15, 2005, by and between Sunset Financial Resources, Inc. (now Institutional Financial Markets, Inc.) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2005).

4.5	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.6	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2007).

Exhibit No.	Description

4.7	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.8	Indenture, dated as of July 22, 2011 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2011).

4.9	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

4.10	Registration Rights Agreement by and among Cohen & Company Inc. (now Institutional Financial Markets, Inc.) and the Holders Listed on the Signature Pages Thereto (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3 filed with the SEC on February 11, 2011).

4.11	Section 382 Rights Agreement, dated January 5, 2011, by and between Cohen & Company Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2009).

4.12	Amendment No. 1 to Section 382 Rights Agreement, dated January 5, 2011, by and between Cohen & Company Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 6, 2011).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.3	Assignment and Assumption Agreement, dated as of October 6, 2006, by and among Alesco Financial Trust, Sunset Financial Resources, Inc. (now Institutional Financial Markets, Inc.) and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1(a) to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.4	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen Brothers, LLC, transferring the agreement referred to in Exhibit 10.2 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.5	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.6	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.7	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2007).

Exhibit No.	Description

10.8

Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on

Form 8-K filed with the SEC on June 29, 2007).

10.9	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.10	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.11	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.12	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.13	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.14	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.15	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2006).

10.16	Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of January 31, 2007. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.17	Amendment No. 1 to Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of July 31, 2008. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.18	Amendment No. 2 to Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of February 20, 2009. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.19	Employment Agreement by and between Christopher Ricciardi and Cohen & Company Inc. dated February 18, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-Q filed with the SEC on May 7, 2010). +

10.20	Amended and Restated Employment Agreement, dated as of April 19, 2011, by and among Institutional Financial Markets, Inc., IFMI, LLC and Christopher Ricciardi (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011).

Exhibit No.	Description

10.21

Employment Agreement between Cohen Brothers, LLC and Joseph Pooler dated as of May 7, 2008. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on

Form S-4 filed with the SEC on June 2, 2009). +

10.22	Amendment No. 1 to Employment Agreement between Cohen Brothers, LLC and Joseph Pooler dated as of February 20, 2009. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.23	Amendment No. 2 to Employment Agreement between Joseph W. Pooler, Jr. and Cohen Brothers, LLC dated February 18, 2010 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).+

10.24	Cohen Brothers, LLC 2009 Senior Managers’ Cash Bonus Retention Plan. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.25	Unsecured Subordinated Promissory Note between Cohen Brothers, LLC and Daniel G. Cohen. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.26	Unsecured Subordinated Promissory Note between Cohen Brothers, LLC and Christopher Ricciardi. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.27	Alesco Financial Inc. Cash Bonus Plan (incorporated by reference to Annex B to Alesco Financial Inc.’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). +

10.28	Amended and Restated Loan and Security Agreement by and among Cohen Brothers, LLC, TD Bank, N.A., and the Financial Institutions Now or Hereafter Listed on Schedule A dated as of June 1, 2009. (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). †

10.29	First Amendment to Amended and Restated Loan and Security Agreement by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors party thereto, and TD Bank, N.A. dated as of September 30, 2009 (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 filed with SEC on September 30, 2009).

10.30	Omnibus Joinder and Amendment to Loan Documents by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors party thereto, certain Joining Guarantors and TD Bank, N.A. dated as of December 16, 2009 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.31	Third Amendment to Loan and Security Agreement by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors a party thereto, TD Bank, N.A., and each of the financial institutions identified as Lenders dated as of December 30, 2009 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.32	Cohen Brothers, LLC 2009 Equity Award Plan. (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). +

10.33	Amended and Restated Cohen Brothers, LLC 2009 Equity Award Plan. (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 29, 2010). +

Exhibit No.	Description

10.34	Form of Cohen Brothers, LLC Restricted Unit Award Pursuant to the Cohen Brothers, LLC 2009 Equity Award Plan. (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). +

10.35	Equity Plan Funding Agreement by and among Daniel G. Cohen and Cohen Brothers, LLC. (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009).

10.36	Letter Agreement by and between Alesco Financial Inc. and Cohen Brothers, LLC dated September 22, 2009 (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 filed with SEC on September 30, 2009).

10.37	Amended and Restated Limited Liability Company Agreement of Cohen Brothers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

10.38	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of IFMI, LLC, dated as of June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011).

10.39	Employment Agreement by and between Daniel G. Cohen and Cohen & Company Inc. dated February 18, 2010 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.40	2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.41	Form of Award For 2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.42	Form of Promissory Note (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.43	Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2010). +

10.44	Amendment No. 1 to Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 26, 2011). +

10.45	Form of Restricted Stock Award under Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011). +

10.46	Master Transaction Agreement, dated July 29, 2010, by and among Cohen & Company Inc., Cohen & Company Financial Management, LLC and ATP Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010). †

10.47	Services Agreement, dated July 29, 2010, by and between ATP Management LLC and Cohen & Company Financial Management LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010).

10.48	Loan and Security Agreement, dated July 29, 2010, by and among Dekania Investors, LLC, TD Bank, N.A. and the financial institutions now or thereafter listed on Schedule A thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010).

Exhibit No.	Description

10.49	Joinder to Loan Documents, dated December 31, 2010, by and among Dekania Investors, LLC, the Subsidiary Guarantors party thereto, Cohen Principal Investing, LLC, TD Bank, N.A. and the financial institutions now or thereafter listed on Schedule A to the Loan and Security Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011).

10.50	Executive Agreement, dated as of May 31, 2011, by and among Institutional Financial Markets, Inc., IFMI, LLC, PrinceRidge Holdings LP and John Costas (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011).

10.51	Executive Agreement, dated as of May 31, 2011, by and among Institutional Financial Markets, Inc., IFMI, LLC, PrinceRidge Holdings LP and Daniel G. Cohen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.52	Fourth Amended and Restated Limited Liability Company Agreement of PrinceRidge Partners LLC, dated as of May 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.53	Fourth Amended and Restated Limited Partnership Agreement of PrinceRidge Holdings LP, dated as of May 31, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.54	Termination and Separation Agreement, dated as of May 31, 2011, by and among IFMI, LLC, PrinceRidge Partners LLC, and PrinceRidge Holdings LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

11.1	Statement Regarding Computation of Per Share Earnings. **

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

21.1	List of Subsidiaries*

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Institutional Financial Markets, Inc.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the Year Ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements. ***

*	Filed herewith.
**	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 26 to our consolidated financial statements included in this Annual Report on Form 10-K.

***	Furnished herewith.
+	Constitutes a management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Institutional Financial Markets, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the SEC.
†	Confidential treatment has been requested for portions of this document. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

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

DATE: March 9, 2012

INSTITUTIONAL FINANCIAL MARKETS, INC.

By:	/S/ DANIEL G. COHEN
Daniel G. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ WALTER T. BEACH Walter T. Beach	Director	March 9, 2012

/S/ RODNEY E. BENNETT	Director	March 9, 2012
Rodney E. Bennett

/S/ DANIEL G. COHEN Daniel G. Cohen	Chairman, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	March 9, 2012

/S/ THOMAS P. COSTELLO Thomas P. Costello	Director	March 9, 2012

/S/ G. STEVEN DAWSON G. Steven Dawson	Director	March 9, 2012

/S/ JOSEPH M. DONOVAN Joseph M. Donovan	Director	March 9, 2012

/S/ JACK HARABURDA Jack Haraburda	Director	March 9, 2012

/S/ DOUGLAS LISTMAN Douglas Listman	Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	March 9, 2012

/S/ JOSEPH W. POOLER, JR. Joseph W. Pooler, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 9, 2012

/S/ NEIL SUBIN Neil Subin	Director	March 9, 2012

/S/ LANCE ULLOM Lance Ullom	Director	March 9, 2012

/S/ CHARLES W. WOLCOTT Charles W. Wolcott	Director	March 9, 2012

INSTITUTIONAL FINANCIAL MARKETS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Audit Committee of Institutional Financial Markets, Inc.

We have audited the accompanying consolidated balance sheets of Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.), a Maryland corporation (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Institutional Financial Markets, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 9, 2012

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$18,221	$43,946
Restricted cash	—	3,714
Receivables from brokers, dealers, and clearing agencies	70,963	793
Due from related parties	679	966
Other receivables	5,531	6,033
Investments-trading	124,546	189,015
Other investments, at fair value	42,772	46,551
Receivables under resale agreements	129,978	—
Goodwill	11,206	3,231
Other assets	16,694	12,498

Total assets	$420,590	$306,747

Liabilities
Payables to brokers, dealers, and clearing agencies	$24,633	$45,469
Due to related parties	—	34
Accounts payable and other liabilities	16,716	13,165
Accrued compensation	8,657	17,358
Trading securities sold, not yet purchased	99,613	17,820
Securities sold under agreement to repurchase	134,870	69,816
Deferred income taxes	7,500	8,889
Debt	37,167	44,688

Total liabilities	329,156	217,239

Commitments and contingencies (See Note 28)
Temporary Equity:
Redeemable non-controlling interest	14,026	—
Permanent Equity:
Stockholders’ Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, no shares issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,730,117 and 10,533,084 shares issued, respectively; 12,679,717 and 10,482,684 outstanding, respectively, including 2,597,620 and 162,226 unvested restricted share awards, respectively	10	10
Additional paid-in capital	63,032	58,954
Retained earnings (accumulated deficit)	(5,121)	6,382
Accumulated other comprehensive loss	(626)	(665)
Treasury stock, at cost (50,400 shares of Common Stock)	(328)	(328)

Total stockholders’ equity	56,972	64,358
Non-controlling interest	20,436	25,150

Total permanent equity	77,408	89,508

Total liabilities and equity	$420,590	$306,747

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except share and per share information)

	Year Ended December 31,
	2011	2010	2009
Revenues
Net trading	$73,167	$70,809	$44,165
Asset management	21,698	25,281	31,148
New issue and advisory	3,585	3,778	1,816
Principal transactions and other income	1,881	25,684	6,957

Total revenues	100,331	125,552	84,086

Operating expenses
Compensation and benefits	78,227	77,446	70,519
Business development, occupancy, equipment	6,565	5,470	5,469
Subscriptions, clearing, and execution	12,025	8,734	4,949
Professional fees and other operating	19,441	17,197	11,717
Depreciation and amortization	2,238	2,356	2,543
Impairment of goodwill	—	5,607	—

Total operating expenses	118,496	116,810	95,197

Operating income / (loss)	(18,165)	8,742	(11,111)

Non operating income / (expense)
Interest expense, net	(5,976)	(7,686)	(4,974)
Gain on repurchase of debt	33	2,555	—
Gain on sale of management contracts	—	971	7,746
Income / (loss) from equity method affiliates	6,232	5,884	(3,455)

Income / (loss) before income tax expense / (benefit)	(17,876)	10,466	(11,794)
Income tax expense / (benefit)	(1,149)	(749)	9

Net income / (loss)	(16,727)	11,215	(11,803)
Less: Net income/(loss) attributable to the non-controlling interest	(7,339)	3,620	(98)

Net income / (loss) attributable to IFMI	$(9,388)	$7,595	$(11,705)

Income per share data (see note 26):
Income /(loss) per common share—basic:
Income / (loss) per common share	$(0.88)	$0.73	$(1.21)

Weighted average shares outstanding—basic	10,631,935	10,404,017	9,639,475
Income /(loss) per common share—diluted:
Income / (loss) per common share	$(0.88)	$0.73	$(1.21)

Weighted average shares outstanding—diluted	15,901,258	15,687,573	9,639,475
Dividends declared per common share	$0.20	$0.10	$—

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

	Institutional Financial Markets, Inc.
	Preferred Stock Class A $ Amount	Preferred Stock Class B $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	IFMI, LLC Members’ Equity	Accumu- lated Other Compre- hensive Income / (Loss)	Treasury Stock	Total Members’ Equity/ Stockholders’ Equity	Non-controlling Interest	Total Permanent Equity	Redeemable non- controlling interest (Temporary Equity)	Total Compre- hensive Income / (Loss)
Balance at December 31, 2008	$—	$—	$—	$—	$—	$51,622	$(1,725)	$—	$49,897	$11,016	$60,913	$—

Comprehensive income / (loss):
Net loss	—	—	—	—	(170)	(11,535)	—	—	(11,705)	(98)	(11,803)	—	$(11,803)
Other comprehensive income	—	—	—	—	—	—	433	—	433	—	433	—	433

Total comprehensive income / (loss)									(11,272)	(98)	(11,370)	—	$(11,370)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	(11,005)	(11,005)	—
Equity-based compensation	—	—	—	207	—	6,243	—	—	6,450	106	6,556	—
Distributions	—	—	—	—	—	(4,746)	—	—	(4,746)	—	(4,746)	—
Merger and Reorganization	—	—	10	57,204	—	(41,584)	710	(328)	16,012	21,291	37,303	—

Balance at December 31, 2009	$—	$—	$10	$57,411	$(170)	$—	$(582)	$(328)	$56,341	$21,310	$77,651	$—

Comprehensive income / (loss):
Net income	—	—	—	—	7,595	—	—	—	7,595	3,620	11,215	—	$11,215
Other comprehensive loss	—	—	—	—	—	—	(83)	—	(83)	(43)	(126)	—	(126)

Total comprehensive income / (loss)	—	—	—	—	—	—	—	—	7,512	3,577	11,089	—	$11,089
Conversion of Series A Preferred Stock to Series B Preferred Stock	—	5	—	(5)	—	—	—	—	—	—	—	—
Equity-based compensation and vesting of shares	—	—	—	1,658	—	—	—	—	1,658	847	2,505	—
Shares withheld for employee taxes	—	—	—	(110)	—	—	—	—	(110)	(56)	(166)	—
Dividends/Distributions	—	—	—	—	(1,043)	—	—	—	(1,043)	(528)	(1,571)	—

Balance at December 31, 2010	$—	$5	$10	$58,954	$6,382	$—	$(665)	$(328)	$64,358	$25,150	$89,508	$—

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

	Institutional Financial Markets, Inc.
	Preferred Stock Class A $ Amount	Preferred Stock Class B $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	IFMI, LLC Members’ Equity	Accumulated Other Compre- hensive Income / (Loss)	Treasury Stock	Total Members’ Equity/ Stockholders’ Equity	Non-controlling Interest	Total Permanent Equity	Redeemable non- controlling interest (Temporary Equity)	Total Compre- hensive Income / (Loss)
Comprehensive income / (loss):
Net loss	—	—	—	—	(9,388)	—	—	—	(9,388)	(5,571)	(14,959)	(1,768)	$(16,727)
Other comprehensive income	—	—	—	—	—	—	43	—	43	19	62	—	62

Total comprehensive income / (loss)	—	—	—	—	—	—	—	—	(9,345)	(5,552)	(14,897)	(1,768)	$(16,665)
Acquisition / surrender of additional units of consolidated subsidiary, net	—	—	—	(8)	—	—	(4)	—	(12)	12	—	—
Shares issued in acquisition of JVB Financial Holdings, LLC	—	—	1	1,531	—	—	—	—	1,532	—	1,532	—
Acquisition of PrinceRidge Partners LLC and PrinceRidge Holdings LP	—	—	—	—	—	—	—	—	—	—	—	18,502
Equity-based compensation and vesting of shares	—	—	—	4,090	—	—	—	—	4,090	2,011	6,101	828
Shares withheld for employee taxes	—	—	—	(48)	—	—	—	—	(48)	(24)	(72)	—
Purchase of common stock for treasury	—	—	—	—	—	—	—	(1,488)	(1,488)	—	(1,488)	—
Retirement of treasury stock	—	—	(1)	(1,487)	—	—	—	1,488	—	—	—	—
Redemption of non-controlling interest	—	—	—	—	—	—	—	—	—	(107)	(107)	(3,536)
Dividends/ Distributions	—	—	—	—	(2,115)	—	—	—	(2,115)	(1,054)	(3,169)	—

Balance at December 31, 2011	$—	$5	$10	$63,032	$(5,121)	$—	$(626)	$(328)	$56,972	$20,436	$77,408	$14,026

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income / (loss)	$(16,727)	$11,215	$(11,803)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities
Gain on repurchase of debt	(33)	(2,555)	—
Gain on sale of management contracts	—	(971)	(7,746)
Equity-based compensation	6,929	2,505	6,556
Realized loss / (gain) on other investments, at fair value	(1,002)	4,512	(9,959)
Change in unrealized (gain) / loss on other investments, at fair value	(502)	(29,325)	4,349
Depreciation and amortization	2,238	2,356	2,543
Impairment of goodwill	—	5,607	—
(Income) / loss from equity method affiliates	(6,232)	(5,884)	3,455
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	2,741	(1,833)	4,083
(Increase) decrease in investments-trading, net	138,811	(53,587)	626
(Increase) decrease in other assets, net	3,901	2,865	7,449
(Increase) decrease in receivables under resale agreement	28,710	20,357	(20,357)
Change in receivables from / payables to related parties, net	259	281	6,444
(Increase) decrease in restricted cash	3,714	(3,714)	—
Increase (decrease) in accrued compensation	(10,942)	9,708	(4,186)
Increase (decrease) in accounts payable and other liabilities	(2,720)	25	(526)
Increase (decrease) in trading securities sold, not yet purchased, net	38,691	(96,892)	16,176
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	(99,180)	31,527	10,225
Increase (decrease) in securities sold under agreement to repurchase	(93,566)	69,816	—
Increase (decrease) in deferred income taxes	(1,389)	(828)	—

Net cash provided by (used in) operating activities	(6,299)	(34,815)	7,329

Investing activities
Cash paid for acquisition of JVB Financial Holdings, L.L.C., net of cash acquired	(14,956)	—	—
Cash acquired from acquisition of PrinceRidge Partners LLC and PrinceRidge Holdings LP	2,149	—	—
Cash acquired from Merger with AFN	—	—	76,938
Purchase of investments-other investments, at fair value	(3,068)	(12,944)	(690)
Proceeds from sale of management contracts	—	971	7,746
Sales and return of principal of other investments, at fair value	7,708	34,908	12,233
Investment in equity method affiliates	(5,021)	(5,517)	(2,501)
Return from equity method affiliates	6,954	9,983	925
Cash used in other acquisition	—	(297)	—
Purchase of furniture, equipment, and leasehold improvements	(470)	(939)	(691)

Net cash provided by (used in) investing activities	(6,704)	26,165	93,960

Financing activities
Issuance of debt	—	9,300	—
Repayment and repurchase of debt	(7,960)	(24,283)	(57,050)
Payments for deferred issuance and financing costs	—	(349)	(988)
Cash used to net share settle equity awards	(72)	(166)	—
Purchase of common stock for treasury	(1,488)	—	—
Redemption of non-controlling interest	(107)	—	—
Distributions to non-controlling interest	(1,054)	(528)	—
Payment of share issuance costs	—	—	(1,233)
Dividends / distributions	(2,115)	(1,043)	(4,746)

Net cash (used in) provided by financing activities	(12,796)	(17,069)	(64,017)

Effect of exchange rate on cash	74	(27)	448

Net increase (decrease) in cash and cash equivalents	(25,725)	(25,746)	37,720
Cash and cash equivalents, beginning of year	43,946	69,692	31,972

Cash and cash equivalents, end of year	$18,221	$43,946	$69,692

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in Thousands, except share and per share information)

1. ORGANIZATION AND NATURE OF OPERATIONS

The Formation Transaction

Cohen Brothers, LLC (“Cohen Brothers”) was formed on October 7, 2004 by Cohen Bros. Financial, LLC (“CBF”). Cohen Brothers was formed to acquire the net assets of CBF’s subsidiaries (the “Formation Transaction”): Cohen Bros. & Company, Inc.; Cohen Frères SAs; Dekania Investors, LLC; Emporia Capital Management, LLC; and the majority interest in Cohen Bros. & Toroian Investment Management, Inc. The Formation Transaction was accomplished through a series of transactions occurring between March 4, 2005 and May 31, 2005.

The Company

From its formation above until December 16, 2009, Cohen Brothers operated as a privately owned limited liability company. On December 16, 2009, Cohen Brothers completed its merger (the “Merger”) with a subsidiary of Alesco Financial Inc. (“AFN”) a publicly traded real estate investment trust.

As a result of the Merger, AFN received 10,343,347 or 66.2% of the membership interests in Cohen Brothers. Of the 66.2% of Cohen Brothers received by AFN in connection with the Merger, 38.5% was received in the form of units issued directly by Cohen Brothers. The remaining 27.7% was acquired by AFN from Cohen Brothers’ members in exchange for the issuance of AFN common stock to those members. The remaining 5,283,556 membership interests or 33.8% of Cohen Brothers was held by Daniel Cohen (31.9%) and other members (1.9%). The equity interest in Cohen Brothers that is not held by AFN has certain redemptive features which are described in detail in note 21.

Therefore, the members of Cohen Brothers at the time of the Merger received 61.5% of the total ownership interests in the combined entity (33.8% remained as members of Cohen Brothers and 27.7% exchanged their interest in Cohen Brothers for AFN stock). In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer primarily because the owners of Cohen Brothers at the time of the Merger received the majority interest in the merged entity as previously described. As a result, all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. The financial statements presented herein include the operations of Cohen Brothers from January 1, 2009 to December 16, 2009 on a stand-alone basis and the operations of the merged entity from December 17, 2009 forward.

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). As a result of the Merger, all prior period membership unit and per unit amounts presented were retroactively restated based on the exchange ratio determined in connection with the Merger.

As used in these consolidated financial statements, the term “the Company” refers to the historical operations of Cohen Brothers and its consolidated subsidiaries from January 1, 2009 through to December 16, 2009 and the combined operations of the merged company and its consolidated subsidiaries subsequent to December 17, 2009. “AFN” refers to the historical operations of Alesco Financial Inc. through the December 16, 2009 Merger date. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. Subsequent to the Merger, Cohen Brothers changed its name to IFMI, LLC and functions as the main operating majority-owned subsidiary of the Company, and in these statements, is referred to as the “Operating LLC.”

Effective January 1, 2010, the Company ceased to qualify as a REIT. The Company trades on the NYSE Amex LLC under the ticker symbol “IFMI.” The Company is an investment firm specializing in credit related fixed income investments. As of December 31, 2011, the Company had $8.1 billion in assets under management (“AUM”) of which 97.5%, or $7.9 billion, was in CDOs.

The Company’s business is organized into three business segments:

Capital Markets: The Company’s Capital Markets segment consists of credit-related fixed income securities sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory revenue. The Company’s fixed income sales and trading group provides trade execution to corporate and institutional investors. The Company specializes in the following products: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), collateralized loan obligations (“CLOs”), collateralized debt obligations, collateralized bond obligations, collateralized mortgage obligations, commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), Small Business Administration (“SBA”) loans, municipal bonds, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for cash equity and derivative products. The Company carries out its capital market activities primarily through its subsidiaries: JVB Financial Holdings, L.L.C. (“JVB”), PrinceRidge Holdings LP (“PrinceRidge Holdings”), and EuroDekania Management, LTD (“EDML”).

Asset Management: Historically, the Company has served the needs of client investors by managing assets within investment funds, managed accounts, permanent capital vehicles, and collateralized debt obligations (collectively referred to as “investment vehicles”). A collateralized debt obligation is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders will have recourse only to the assets securing the loan. The Company’s Asset Management segment includes its fee based asset management operations which include ongoing base and incentive management fees.

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

•	income or loss from equity method affiliates.

The activities noted above are carried out through the following main operating subsidiaries:

1.	Cohen & Company Financial Management, LLC is a wholly owned subsidiary of the Company and acts as asset manager and investment advisor to the Alesco I through IX collateralized debt obligations. It also serves as a service provider to the manager of the Alesco X – XVII collateralized debt obligations. Alesco collateralized debt obligations invest in bank and insurance company TruPS as well as insurance company subordinated debt.

2.	Dekania Capital Management, LLC is a wholly owned subsidiary of the Company and acts as asset manager and investment advisor to the Company’s Dekania and pre-2007 Dekania-Europe brand collateralized debt obligations. Dekania brand collateralized debt obligations invest primarily in insurance TruPS and insurance company subordinated debt denominated in U.S. Dollars. Dekania-Europe brand collateralized debt obligations invest primarily in TruPS and insurance company subordinated debt denominated in Euros.

3.	Cira SCM, LLC (formerly Strategos Capital Management, LLC) (“Cira SCM”), is a wholly owned subsidiary of the Company and acts as asset manager and investment advisor to the Company’s collateralized debt obligations that invest primarily in high grade and mezzanine asset backed securities. In addition, Cira SCM is a party to a revenue share arrangement with Strategos Capital Management, LLC, a third party asset manager comprised of former Company employees, related to a series of closed-end distressed debt funds and separately managed accounts previously managed by the Company. See note 5.

4.	Cohen & Company Securities, LLC (“CCS”) is a wholly owned subsidiary of the Company and is a securities broker-dealer. CCS is a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”), and the Securities Investor Protection Corporation (“SIPC”). Currently, CCS is not engaged in any business activities.

5.	Cohen & Company Capital Markets, LLC (“CCCM”), formerly Fairfax I.S. (US) LLC, is a securities broker-dealer which the Company acquired effective in September 2010. See note 4. In May 2011, the equity ownership interests of CCCM were contributed by the Company to PrinceRidge, along with certain other assets, in exchange for an approximate 70% interest in PrinceRidge. Effective May 31, 2011, CCCM became a wholly owned subsidiary of PrinceRidge. See note 6.

6.	PrinceRidge Holdings LP (“PrinceRidge Holdings”) and PrinceRidge Partners LLC (“PrinceRidge GP”), together referred to as “PrinceRidge” are majority owned subsidiaries of the Company and were acquired by the Company in May 2011. See note 4. PrinceRidge provides trade execution to predominantly institutional investors including brokers and dealers, commercial banks, asset managers, and other financial institutions and specializes in the following products: corporate bonds and loans, ABS, MBS, CLOs, collateralized debt obligations, collateralized bond obligations, CMBS, RMBS, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. PrinceRidge carries out these activities primarily through its two wholly owned subsidiaries: The PrinceRidge Group LLC (“TPRG”) and CCCM. Both are members of the FINRA, and the SIPC. In February 2012, PrinceRidge merged CCCM and TPRG.

7.	JVB is a wholly owned subsidiary of the Company. JVB is a securities broker-dealer registered with the SEC and is a member of FINRA, and the SIPC. JVB provides trade execution to broker dealers and institutions and specializes in the following products: high grade corporate bonds, high yield corporate bonds, municipal bonds, ABS, MBS, collateralized mortgage obligations, CMBS, RMBS, U.S. government bonds, U.S. government agency securities, whole loans, and other structured financial instruments.

8.	Cohen Asia Investments Ltd. owns 50% of Star Asia Management, Ltd. (“Star Asia Manager) which is the external manager of Star Asia Finance, Ltd. (“Star Asia”) and earns management fees and incentive fees related to this entity. Star Asia invests in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments.

9.	EuroDekania Management Limited (“EDML”) is a Financial Services Authority (“FSA”) Regulated Firm in the United Kingdom and acts as the external manager of EuroDekania Limited (“EuroDekania”) and earns management fees and incentive fees related to this entity. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CLOs, CMBS, RMBS, and widely syndicated leverage loans.

Since 2007, EDML has acted as asset manager and investment advisor to the Company’s 2007 and later Dekania-Europe brand collateralized debt obligations. Dekania-Europe brand collateralized debt obligations invest primarily in TruPS and insurance company subordinated debt denominated in Euros. EuroDekania Management Limited also carries out our Capital Markets segment activities in Europe including brokerage, advisory, and new issue services.

10.	Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research advisor to Dekania Capital Management, LLC and EDML in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all collateral or assets included in Dekania Europe collateralized debt obligations.

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

C . Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments that have original maturities of three months or less. Most cash and cash equivalents are in the form of short-term investments and are not held in federally insured bank accounts.

D . Adoption of New Accounting Standards

Goodwill Impairment Testing

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which is intended to address entities with reporting units with zero or negative carrying amounts. The provisions of this ASU amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and require performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 requires entities to consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010. Early adoption is permitted. The Company’s adoption of the new guidance on performing Step 2 of the goodwill impairment test as of January 1, 2011 did not have an effect on the Company’s consolidated financial statements.

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

E. Financial Instruments

The Company accounts for its investment securities at fair value under various accounting literature including FASB Accounting Standards Codification (“ASC”) 320, Investments—Debt and Equity Securities (“FASB ASC 320”), pertaining to investments in debt and equity securities and the fair value option of financial instruments in FASB ASC 825, Financial Instruments (“FASB ASC 825”). The Company also accounts for certain assets at fair value under the applicable industry guidance, namely FASB ASC 946, Financial Services-Investment Companies (“FASB ASC 946”).

Certain of the Company’s assets and liabilities are required to be measured at fair value. For those assets and liabilities, the Company determines fair value according to the fair value measurement provisions included in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). FASB ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and requires additional disclosures about fair value measurements. The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (an exit price). An exit price valuation will include margins for risk even if they are not observable. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”).

In addition the Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions included in FASB ASC 825. This standard provides companies the option of reporting certain instruments at fair value (with changes in fair value recognized in the statement of operations) which were previously either carried at cost, not recognized on the financial statements, or carried at fair value with changes in fair value recognized as a component of equity rather than in the statement of operations. The election is made on an instrument-by-instrument basis and is irrevocable.

See note 10 for the information regarding the effects of applying the fair value option to the Company’s financial instruments on the Company’s consolidated financial statements for the year ended December 31, 2011.

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

All securities that are classified as trading are included in investments-trading. However, when the Company acquires an investment that is classified as available for sale, but for which the Company elected the fair value option under FASB ASC 825, a distinction is made that impacts the Company’s accounting treatment. If the investment is expected to be managed by employees of the Company’s Capital Markets’ segment, the investment is also classified as investments-trading. Otherwise, the investment is classified as other investments, at fair value. In general, investments-trading represents securities acquired in the secondary market while other investments, at fair value represent investments obtained in primary issuances or investments in Investment Vehicles managed by the Company.

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

Also, from time to time, the Company may be deemed to be the primary beneficiary of a variable interest entity and may be required to consolidate it and its investments under the provisions included in FASB ASC 810, Consolidation (“FASB ASC 810”). See notes 3-J and 18. In those cases, the Company’s classification of the assets as trading, other investments, at fair value, available for sale, or held to maturity will depend on the intended use of the investment by the variable interest entity.

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

F. Investment Vehicles

As of December 31, 2011 and 2010, the Company had investments in several Investment Vehicles. When making an investment in an Investment Vehicle, the Company must determine the appropriate method of accounting for the investment. In most cases, the Company will either (i) consolidate the Investment Vehicle; (ii) account for its investment under the equity method of accounting or (iii) account for its investment as a marketable equity security under the provisions of FASB ASC 320. In the case of (ii) and (iii), the Company may account for its investment at fair value under the fair value option election included in FASB ASC 825.

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

The following discussion describes the Company’s accounting policy as it pertains to certain of the Company’s Investment Vehicles, the associated management contracts, and other related transactions. All of the Investment Vehicles described below are considered related parties of the Company. See note 31.

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

See note 4 for further discussion of the Merger.

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

The Company’s ownership percentage of Brigadier fluctuated based on redemptions from and investments in the fund. From time to time, the Company’s ownership was above 50%, however, the Company did not consolidate the fund as it deemed that ownership level to be temporary. As of December 31, 2009, the Company owned 85% of the onshore fund through its general and limited partnership interests.

Brigadier began liquidating in 2010. Effective beginning in the second quarter of 2010, the Brigadier fund had ceased permitting redemptions until final liquidation. The Brigadier fund completed its liquidation during the fourth quarter of 2010. The fund distributed 90% of its NAV to unit holders during the second quarter of 2010, with the remaining 10% distributed in the fourth quarter of 2010 upon the completion of final audits and settlement of expenses of the fund. The Company continued to treat the onshore feeder fund as an equity method investment even though it owned a majority of the interests as the fund completed its liquidation during 2010.

The Company also served as external manager of Brigadier. The management contract for these entities included a base fee, an incentive fee and an asset management fee credit which is included as a component of asset management revenue in the consolidated statement of operations. Effective April 30, 2010, and in conjunction with the liquidation of Brigadier, the Company stopped charging management fees.

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

As of December 31, 2011 and 2010, the Company directly owned approximately 28% and 27%, respectively, of Star Asia’s outstanding shares. In March 2010, the Company participated in a rights offering of

Star Asia and made an additional investment in Star Asia and increased its ownership percentage. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected effective January 1, 2008. Effective with this ownership increase, Star Asia was considered an equity method affiliate. However, the Company continued its fair value election regarding Star Asia. See note 10. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E, 9 and 10 for further information.

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

As of December 31, 2011 and 2010, the Company directly owned approximately 10% and 5% of EuroDekania’s outstanding shares, respectively. The Company accounts for its investment in EuroDekania as a marketable equity security classified as available for sale for which the fair value option was elected effective January 1, 2008. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E, 9 and 10 for further information.

The Company also serves as external manager of EuroDekania. The management contract includes a base fee, an incentive fee, and an asset management fee credit which is included as a component of asset management revenue in the consolidated statement of operations.

Muni Funding Company of America, LLC (“MFCA”) / Tiptree Financial Partners, L.P. (“Tiptree”)

The Company had an investment in MFCA. The Company served as external manager of MFCA from MFCA’s inception until March 18, 2009. See note 6. MFCA primarily invested in securities that were exempt from U.S. federal income taxes. MFCA was a limited liability company.

Prior to June 23, 2011, the Company owned approximately 3% of MFCA’s outstanding shares. On June 23, 2011, MFCA became a wholly owned subsidiary of Tiptree Financial Partners, L.P. As part of that transaction, the Company exchanged its 1,000,200 shares of MFCA for 111,133 shares of Tiptree Financial Partners, L.P. As of December 31, 2011, the Company owned approximately 1% of Tiptree Financial Partners, L.P. Prior to MFCA’s merger with Tiptree Financial Partners, L.P., the Company accounted for its investment in MFCA under the equity method of accounting. Effective January 1, 2008, the Company elected to carry its investment in MFCA at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. The Company maintained its fair value election when the MFCA equity interests were converted to Tiptree equity interests. See notes 3-E, 9 and 10 for further information.

During the period that the Company served as external manager of MFCA, the management contract included a base fee, an incentive fee, and an asset management fee credit. The Company included the revenue earned as a component of asset management revenue in the consolidated statement of operations.

Strategos Deep Value Mortgage Funds

The Company had an investment in and served as external manager of Strategos Deep Value Mortgage Fund and other related entities, a series of closed-end distressed debt funds (collectively, “Deep Value”). The Company served as manager of Deep Value until it sold its advisory contracts in March 2011. See note 5.

Deep Value raises capital from investors, and earns investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of residential mortgage backed securities and other real estate related securities, as well as other U.S. real estate related assets and related securities.

The Company formed the initial fund in October 2007 which consummated its first closing in April 2008. From the inception of the first fund through December 31, 2011, the Company had launched three master funds. The first master fund had two feeder funds. One feeder fund was referred to as the onshore fund and was designed for investors that are non tax exempt U.S. taxpayers. Foreign and U.S. tax-exempt investors invested through a second feeder fund referred to as the offshore fund. The second master fund does not have feeders. The third master fund has an offshore feeder fund only. Investors hold limited partner interests in the feeder funds (in the case of the first and third master fund) or in the master fund itself (in the case of the second master fund).

The Company’s Limited Partnership Investment in the Deep Value feeder funds

FASB ASC 810 generally requires that an investee should be consolidated if the Company owns a majority interest unless such control is deemed to be temporary.

During the first quarter of 2009, the Company directly owned 55% in the onshore fund through its limited partnership interests. At that point in time, the Company expected its majority stake to remain in place for the life of the fund. Accordingly, the Company concluded that it should consolidate the onshore feeder fund. However, during the second quarter of 2009, the Company’s ownership percentage in the onshore feeder fund declined to 30%. Accordingly, in the second quarter of 2009, the Company deconsolidated the onshore feeder fund. No gain or loss was recognized related to the deconsolidation. From that point forward, the Company accounted for its investment in the funds under the equity method of accounting. However, the Company elected the fair value option provisions included in FASB ASC 825. See notes 3-E, 9 and 10 for further information.

As of June 30, 2011, the first Deep Value fund was completely liquidated. As of December 31, 2010, the Company owned approximately 33% of the first Deep Value onshore feeder fund and 9% of the first Deep Value offshore feeder fund.

The Company’s ownership interest in Deep Value GPs

The Deep Value Credit GP, LLC (the “Deep Value GP”) serves as the general partner for the feeder funds of Strategos Deep Value Funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of the second master fund). The Deep Value Credit II GP, LLC (the “Deep Value GP II”) serves as the general partner for the offshore feeder fund (in the case of the third master fund). Deep Value GP and Deep Value GP II are collectively referred to as the “Deep Value GPs.”

The Company owns 50% of Deep Value GP and 40% of Deep Value GP II. The remaining percentages of the Deep Value GPs are owned by certain former employees of the Company. The Company accounted for its investment in the two general partners under the equity method of accounting. The Company did not elect to carry its investments at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825.

The Company’s Management Contract with Deep Value

The Company previously served as the investment advisor to Deep Value but sold these advisory contracts in March 2011. See note 5. The management contracts included a base management fee. In addition the limited partnership agreements included incentive fees payable to the Deep Value GPs. The base fee was included as a component of asset management revenue in the consolidated statement of operations. The incentive fee, if any, was recognized by the Deep Value GPs and the Company recognized its share of the Deep Value GPs earnings as equity method income. The base fee was calculated as a percentage of either the capital drawn in the fund or the net asset value of the fund. The incentive fee was based on cash available for distribution after the investors had received their return of capital and an agreed upon minimum annual cumulative investment return.

Dekania Corp.

Dekania Corp. (“DEKU”) was a business combination company which the Company sponsored its creation in 2007 for the purpose of acquiring one or more unidentified businesses. DEKU completed its public offering in February 2007 and was listed on the NYSE Amex under the symbol “DEK.” From DEKU’s inception, the Company owned 14% of DEKU’s outstanding shares and beneficially owned 22% of DEKU’s outstanding shares when the shares owned by the Company’s chairman and chief executive officer as well as certain of the Company’s employees were included. The Company treated its initial investment as an equity method investment (which was recorded in investment in equity method affiliates in the consolidated balance sheets) and recognized its share (14%) of DEKU’s earnings or losses over time as income or loss from equity method affiliates in the consolidated statements of operations. The Company did not elect to carry its investment at fair value under the fair value option provisions included in FASB ASC 825.

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

The Company did not serve as external manager of DEKU. The Company had a facilities sharing agreement with DEKU. See note 31.

Duart Capital Management LLC (“Duart Capital”) and Duart Global Deep Value Securities Fund LP (“Duart Fund”)

Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of December 31, 2011 and 2010. Duart Capital is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund. The Company did not elect the fair value option for its investment in Duart Capital.

The Duart Fund is a specialized deep value and special situations opportunity fund formed in September 2010. The Duart Fund’s investment objective is to provide superior absolute returns by investing primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, and debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps related to real estate securities) and partnership or fund interests in the real estate markets. The

Duart Fund was an equity method investee of the Company for which the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. Effective December 31, 2010, the Company submitted a redemption notice to the Duart Fund to redeem 100% of its capital. The Company received its redemption in April 2011. See notes 3-E, 9 and 10.

Star Asia SPV

Star Asia SPV is a Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 31% and 30% of Star Asia SPV’s outstanding shares as of December 31, 2011 and 2010, respectively. Star Asia SPV is an equity method investee of the Company. The Company did not elect the fair value option. Star Asia Manager serves as the external manager of Star Asia SPV.

Star Asia Opportunity, LLC (“Star Asia Opportunity”)

Star Asia Opportunity is a newly established Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Tokyo, Japan. As of December 31, 2011, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. Star Asia Opportunity is an equity method investee of the Company. The Company did not elect the fair value option.

Star Asia Capital Management LLC (“Star Asia Capital Management”)

Star Asia Capital Management serves as the external manager of Star Asia Opportunity and the Company owns 33% of Star Asia Capital Management. Star Asia Capital Management is an equity method investee of the Company. The Company did not elect the fair value option.

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

The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) arising from the Company’s investments in floating rate investments; (iii) arising from the uncertainty associated with a financial obligor’s ability to make timely principal and/or interest payments and (iv) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts; (ii) EuroDollar futures; (iii) credit default swaps; and (iv) purchase and sale agreements of “to-be-announced” securities (“TBAs”). TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as a standard security trade. The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

I. Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the amount of the purchase price in excess of the fair value assigned to the individual assets acquired and liabilities assumed in various acquisitions completed by the Company. See note 4 and note 13. In accordance with FASB ASC 350, Intangibles—Goodwill and Other (“FASB ASC 350”), goodwill and intangible assets deemed to have indefinite lives are not amortized to expense but rather are analyzed for impairment.

The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step in the process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. If the carrying value is less than fair value the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. See note 3-U for a discussion about ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.

The Company includes intangible assets for four broker-dealer licenses in other assets on its consolidated balance sheets that it considers to have indefinite useful lives. The Company reviews these assets for impairment on an annual basis.

J. Variable Interest Entities

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

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis. The Company has included the required disclosures for VIEs in its consolidated financial statements for the year ended December 31, 2011. See note 18 for further details.

K . Collateralized Securities Transactions

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

L . Revenue Recognition

Net trading: Net trading includes: (i) all gains, losses, and income (interest and dividend) from securities classified as investments-trading and trading securities sold, not yet purchased; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Riskless principal trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions are recognized on a trade date basis. The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services or, when such quotations are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense which is directly incurred to purchase income generating assets related to trading activities. Such interest expense is recorded on an accrual basis.

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

The subordinated asset management fee is an additional payment for the same services but has a lower priority in the collateralized debt obligation cash flows. If the trust experiences a certain level of asset defaults, these fees may not be paid. There is no recovery by the trust of previously paid subordinated asset management fees. It is the Company’s policy to recognize these fees on a monthly basis as services are performed. The subordinated asset management fee is generally paid on a quarterly basis. However, if the Company determines that the subordinated asset management fee will not be paid (which generally occurs on the quarterly payment date), the Company will stop recognizing additional subordinated asset management fees on that particular trust and will reverse any subordinated asset management fees that are accrued and unpaid. The Company will begin accruing the subordinated asset management fee again if payment resumes and, in management’s estimate, continued payment is reasonably assured. If payment were to resume but the Company was unsure of continued payment, it would recognize the subordinated asset management fee as payments were received and would not accrue such fees on a monthly basis.

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

New issue and advisory: New issue and advisory revenue includes: (i) origination fees for corporate debt issues originated by the Company; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging the issuance of newly created debt, equity and hybrid financial instruments.

New issue and advisory revenue is recognized when all services have been provided and payment is earned. In some cases, the Company will utilize third party professionals to assist in the provision of some of these functions (primarily origination). In such cases, the Company records the cost of the third party services as a component of professional fees and other operating expenses and the revenue in new issue and advisory revenue.

Principal transactions and other income: Principal transactions include all gains, losses, and income (interest and dividend) from securities or loans classified as other investments, at fair value in the consolidated balance sheets.

The investments classified as other investments, at fair value are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or, when such quotations are unavailable, valuation models prepared by the Company’s management. These models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Dividend income is recognized on the ex-dividend date.

Other income / (loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, and other miscellaneous income.

M. Interest Expense

Interest expense incurred on general and corporate indebtedness is recorded on an accrual basis and presented in the consolidated statements of operations as a separate non-operating expense. See note 19.

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

O. Redeemable Non-Controlling Interest

Redeemable non-controlling interest represents the equity interests of PrinceRidge which are not owned by the Company. See note 4. The members of PrinceRidge have the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period. The Company accounts for these interests as temporary equity under Accounting Series Release 268 (“ASR 268”). These interests are shown outside of the permanent equity of IFMI in its consolidated balance sheet as redeemable non-controlling interest. See note 20.

P. Non-Controlling Interest

During the first quarter of 2009, the Company directly owned 55% in the Deep Value onshore feeder fund through its limited partnership interests. See note 3-F. The remaining 45% non-controlling interest was included in the consolidated statements of operations for the first quarter of 2009. In the second quarter of 2009, the Company deconsolidated the onshore feeder fund as the Company’s ownership fell below 50%.

Subsequent to the consummation of the Merger on December 16, 2009, member interests in the Operating LLC, other than the interests held by the Company, are treated as a non-controlling interest. As of December 31, 2011 and 2010, the Company directly owned approximately 66.1% and 66.2%, respectively, of the Operating LLC. See notes 1 and 4. As of December 31, 2011 and 2010, the non-controlling interest owned approximately 33.9% and 33.8% of the Operating LLC, respectively. The non-controlling interest was included in the consolidated balance sheet as of December 31, 2011 and 2010, and in the consolidated statement of operations for the period from December 17, 2009 through December 31, 2009 and the year ended December 31, 2010 and 2011.

Q. Equity-Based Compensation

The Company accounts for equity-based compensation issued to its employees using the fair value based methodology prescribed by the provisions related to share-based payments included in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”).

Through the periods presented herein, the Company has issued the following types of instruments: (i) “Restricted Units” which include actual membership interests of the Operating LLC, which may be subject to certain restrictions, certain long term incentive profit (“LTIP”) units, as well as the right to receive common shares of IFMI; (ii) “Options” which are the option to purchase a Restricted Unit; and (iii) “Restricted Shares” which are common shares of IFMI.

When issuing equity compensation, the Company first determines the fair value of the Restricted Units, Options, or Restricted Shares granted.

Prior to the consummation of the Merger, the Company would use internal valuation models developed with the assistance of an independent third party appraiser. In the case of Restricted Units, the Company would use the most recent valuation to ascertain the value of the units granted or vested, as the application of FASB ASC 718 requires, depending on the facts or circumstances. In the case of the Options, the Company would set the strike price at the per unit value implied by the valuation used. The Options would be valued based on that strike price and other assumptions using the Black-Scholes valuation method. See note 22. Subsequent to the consummation of the Merger, any future equity based awards are measured at their estimated fair value based on the Company’s stock price on the date of grant or valued based on the stock price and other assumptions using the Black-Scholes valuation method.

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

If the grants qualify for equity treatment, the value of the grant is recorded as an expense as part of compensation and benefits in the consolidated statements of operations. The expense is recorded ratably over the service period as defined in FASB ASC 718 which is generally the vesting period. The offsetting entry is to stockholders’ equity. In the case of grants that qualify for equity treatment, compensation expense is fixed on the date of grant. The only subsequent adjustments made would be to account for differences between actual forfeitures of grants when an employee leaves the Company and initial estimate of forfeitures.

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

R. Accounting for Income Taxes

Prior to the Merger, the Company, and subsequent to the Merger, its majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. It is, however, subject to entity level income taxes in the United Kingdom, France, New York City, Pennsylvania, Philadelphia and the State of Illinois. Beginning on April 1, 2006, the Company qualified for Keystone Opportunity Improvement Zone (“KOZ”) benefits which exempts the Operating LLC and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. The Company’s current lease in Philadelphia will expire on April 30, 2016. However, assuming the Company extends its lease, it will be entitled to KOZ benefits through December 31, 2018.

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

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the U.S. GAAP and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company’s policy is to record penalties and interest as a component of provision for income taxes in the consolidated statements of operations.

S. Other Comprehensive Income / (Loss)

The Company reports all changes in comprehensive income (loss) in the consolidated statements of changes in equity. Comprehensive income (loss) includes net income (loss) and foreign translation adjustment.

T. Earnings / (Loss) Per Common Share

In accordance, with FASB ASC 260, Earnings Per Share (“FASB ASC 260”), the Company presents both basic and diluted earnings (loss) per common share in its consolidated financial statements and footnotes. Basic earning/(loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders or members by the weighted average number of common shares and restricted stock entitled to non-forfeitable dividends outstanding for the period. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution of common stock equivalents (such as options or restricted stock and restricted units entitled to forfeitable dividends), if they are not anti-dilutive. See note 26 for the computation of earning/(loss) per common share.

U. Recent Accounting Developments

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate control to fund substantially all the cost of purchasing replacement financial assets. The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company’s adoption of the provisions of ASU 2011-03 effective January 1, 2012 did not have an effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of the Company’s valuation processes and additional information about unobservable inputs impacting Level 3 measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company’s adoption of the provisions of ASU 2011-04 effective January 1, 2012 did not have a material effect on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (“ASU 2011-05”) which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the requirement that companies present reclassification adjustments and the effect of those reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05. Since ASU 2011-05 and ASU 2011-12 impact presentation only, the Company’s adoption of the new guidance did not have an effect on the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits companies to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50%. Under this option, a company would no longer be required to calculate the fair value of the reporting unit unless the company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. A company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment tests. A company may resume performing the qualitative assessment in any subsequent period. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. These examples of events and circumstances supersede (1) the previous examples included in Topic 350 of event and circumstances that a company should consider when testing goodwill for impairment between annual tests and (2) the previous examples of events and circumstances that a company having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test, used to measure the amount of the loss, if any. The guidance provided in ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s adoption of the provisions of ASU 2011-08 effective January 1, 2012 did not have an effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires companies to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on a company’s financial position. The amendments require enhanced disclosures by requiring improved information about financial statements and derivative instruments that are either (1) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. The Company is currently evaluating the impact of ASU 2011-11 on its disclosures about offsetting assets and liabilities.

V. Business Concentration

A substantial portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. Collateralized debt obligation asset management revenue was generated from a limited number of collateralized debt obligations.

The following table provides a summary for the relevant periods:

SUMMARY OF REVENUE CONCENTRATION

(Dollars in Thousands)

	Year ended December 31,
	2011	2010	2009
Collateralized debt obligation asset management revenue and related service agreements	$19,055	$19,850	$26,319
Total asset management revenue	$21,698	$25,281	$31,148
Total revenues	$100,331	$125,552	$84,086
Collateralized debt obligation asset management % as compared to total asset management fees	88%	79%	84%
Collateralized debt obligation asset management % as compared to total revenues	19%	16%	31%
Number of collateralized debt obligations generating management fees	26	34	40

In addition, the Company may earn a substantial portion of its income in the form of principal transactions. This is comprised of gains and losses on a small number of investments. Principal transactions and other income represents 2%, 20%, and 8% of the Company’s total revenue for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Investments-trading: These amounts are carried at fair value. The fair value is based on either quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or valuation models when quotations are not available.

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

Trading securities sold, not yet purchased: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent market quotations, market price quotations from third party pricing services, or valuation models when quotations are not available.

Securities sold under agreement to repurchase: The liability for securities sold under agreement to repurchase are carried at their contracted repurchase price, and are very short-term in nature, and are re-priced frequently with amounts normally due in one month or less and, accordingly, these contracts are at amounts that approximate fair value.

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of December 31, 2011 and 2010, the fair value of the Company’s debt is estimated to be $43.5 million and $43.1 million, respectively.

Derivatives: These amounts are carried at fair value. Derivatives are included as a component of investments-trading, trading securities sold, not yet purchased, and other investments, at fair value. See notes 10 and 11. The fair value is based on quoted market prices on an exchange that is deemed to be active.

4. ACQUISITIONS

Merger with AFN

On December 16, 2009, Cohen Brothers completed its Merger with AFN. In accordance with U.S. GAAP, the transaction was accounted for as a reverse acquisition and Cohen Brothers was deemed the accounting acquirer. Cohen Brothers’ net assets were carried forward at their existing accounting basis and all of AFN’s assets and liabilities were revalued at fair value as of the acquisition date. The consolidated financial statements of the Company as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 include the historical operations of Cohen Brothers from January 1, 2009 through to December 16, 2009 and the combined operations of the combined company from December 17, 2009 to December 31, 2011. The merged company operates in three business segments: (1) Capital Markets, (2) Asset Management, and (3) Principal Investing.

AFN contributed an immaterial amount of revenue and earnings to the Company for the period from December 17, 2009 to December 31, 2009. The following unaudited pro forma summary presents consolidated information of the Company as if the Merger had occurred on January 1, 2009:

Pro forma Year ended December 31, 2009
Revenue	$82,823
Earnings (loss) attributable to IFMI	$(18,686)

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

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date on December 16, 2009. During the measurement period, which ended on December 31, 2010, net adjustments of $713 were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below. The balance sheet at December 31, 2009 had been retrospectively adjusted to reflect these adjustments as required by the accounting guidance for business combinations.

	Total Estimated Fair Value as of Acquisition Date (provisional) (a)	Measurement Period Adjustments	Total Estimated Fair Value as of Acquisition Date (final)
Assets acquired:
Cash and cash equivalents	$76,938	$—	$76,938
Receivables	89	—	89
Investments-trading	119,280	—	119,280
Other investments, at fair value	974	—	974
Other assets (b)	2,826	(309)	2,517
Liabilities assumed:
Accounts payable and other liabilities (b)	(4,488)	(160)	(4,648)
Due to broker	(5,105)	—	(5,105)
Due to related parties	(422)	—	(422)
Securities sold, not yet purchased	(98,536)	—	(98,536)
Deferred income taxes (c)	(10,899)	1,182	(9,717)
Debt	(42,616)	—	(42,616)

Net equity	38,041	713	38,754
Purchase price for net assets acquired	38,864	—	38,864

Goodwill (d)	$823	$(713)	$110

(a)	As previously reported in the Company’s 2009 Annual Report on Form 10-K.
(b)	These measurement period adjustments were recorded to reflect changes in the estimated fair value of certain assets and liabilities. These adjustments were made largely to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.
(c)	These measurement period adjustments primarily reflected the tax impact on the pre-tax measurement period adjustments. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.
(d)	Goodwill recognized as of the acquisition date totaled $55 for the Company’s Capital Markets segment and $55 for the Company’s Asset Management segment. See notes 13 and 29.

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

Upon the completion of the Merger, Cohen Brothers unit holders who elected not to convert their units to AFN shares directly held approximately 33.8% of the membership units in the Operating LLC, which is the Company’s main operating subsidiary. This 33.8% ownership interest in the Operating LLC was accounted for by the Company as a non-controlling interest. Below is a summary of the amounts allocated to the non-controlling interests at the acquisition date:

Cohen Brothers’ historical members’ equity as of December 16, 2009	$38,731
Less: Non-controlling unit holders’ interests in Cohen Brothers’ historical balance sheet (pre-combination)	54.97%

Allocation of members’ equity at date of Merger		$21,291
Post combination net loss	(257)
Non-controlling unit holders’ ownership percentage in IFMI	33.8%

Allocation of post combination loss to non-controlling interests		(87)
Post combination equity-based compensation	313
Non-controlling unit holders’ ownership percentage in IFMI	33.8%

Allocation of post combination equity-based compensation to non-controlling interests		106

Non-controlling interest as of December 31, 2009		$21,310

Fairfax, LLC

Effective in September 2010, the Company acquired Fairfax I.S., LLC (“Fairfax”). Fairfax was a FINRA regulated U.S. broker-dealer. The Company subsequently changed its name to CCCM. The purchase price was $297. The Company allocated the purchase price as follows:

Restricted cash	$100
Other assets	220

Accounts payable	(23)

Purchase price	$297

Included in other assets, the Company assigned $166 to the value of the broker-dealer license. This was treated as an indefinitely lived intangible asset and will be reviewed for impairment annually. See note 14.

In May 2011, the Company contributed CCCM to PrinceRidge Holdings. See the discussion about “PrinceRidge” below.

JVB Financial Holdings, L.L.C.

On September 14, 2010, the Company entered into a Purchase and Contribution Agreement (the “Purchase Agreement”) with JVB, the sellers listed in the Purchase Agreement (the “Sellers”) and certain employees of JVB (the “Management Employees”). On January 13, 2011, the Company and the Operating LLC completed its acquisition of JVB. As contemplated by the Purchase Agreement, the Sellers sold all of the outstanding equity interests in JVB to the Operating LLC and JVB is now a wholly owned subsidiary of the Operating LLC.

The purchase price consisted of $5,646 in cash, 313,051 shares of IFMI Common Stock and 559,020 restricted membership units in the Operating LLC plus a cash amount equal to JVB’s tangible net worth. In addition, the Company agreed to pay $2,482 to the Management Employees in three equal installments, one on each of the first three anniversaries of the closing date of the acquisition, contingent upon each individual’s continued employment at each payment date. Upon the closing of the acquisition, an escrow of $484 was established for the payment of any adjustments to the purchase price based on the final tangible net worth of JVB as of the closing of the transaction and particular indemnities, and $384 was withheld for payment to the Sellers only if a specific revenue target was achieved at the end of the first year of operation following the closing of the transaction. All of the restricted membership units in the Operating LLC were delivered to the Management Employees and will vest in three equal installments on each of the first three anniversaries of the closing date, subject to the terms and conditions contained in each employee’s employment agreement. Once vested, the holder of the restricted membership units in the Operating LLC may require that the Operating LLC redeem such restricted membership units for cash or, at the Company’s option, shares of the common stock of the Company.

The above transaction was accounted for under the acquisition method in accordance with U.S. GAAP. Accordingly, the transaction was accounted for as an acquisition by the Operating LLC of JVB. The effective date of the transaction with JVB for accounting purposes was January 1, 2011. JVB’s results of operations are included in the Company’s statements of operations beginning January 1, 2011.

JVB contributed $18,637 of revenue and $192 of net income to the Company for the year ended December 31, 2011. If the acquisition of JVB had occurred on January 1, 2010, the Company’s revenue would have been $150,361 and its earnings would have be $7,727 on a pro forma consolidated basis.

The following table summarizes the calculation of the fair value of consideration transferred by the Company to acquire JVB:

Equity consideration:
Shares of IFMI issued (1)	313,051
Multiplied by (2)	$4.89

Value of stock consideration	$1,531	$1,531
Cash consideration (3)		14,956
Contingent payments due (4)		326

Total purchase price		$16,813

(1)	Excludes 559,020 units of the Operating LLC issued to certain JVB Sellers that will remain employees of JVB. These units vest over a three year period and are treated as compensation for future service and not part of the purchase price. See notes 21 and 22.
(2)	Represents the closing price of IFMI shares on January 13, 2011.
(3)	When closing the transaction, payment was made based on an estimate of JVB’s tangible net worth. However, a mechanism existed in the contract whereby the Company would owe additional funds or could recapture funds to the extent JVB’s tangible net worth differed from the amount estimated. The amount of cash consideration represents actual cash paid at closing of $15,044 less $88 receivable from escrowed proceeds for the tangible net worth adjustment. Also, cash consideration excludes $2,482 to be paid over time to the Management Employees. The amount is contingent upon the individuals remaining employees. It is earned ratably over a three-year period. If the employee terminates employment during the three year period, any unearned portion is refundable to the Company. It is treated as compensation for future services and not part of the purchase price.

(4)	Represents contingent payments due to the Sellers based on performance targets. A specific business unit of JVB was required to earn a minimum amount of revenue within 12 months of the business combination in order for this amount to be due to the owners of JVB. If that threshold was met, the owners of JVB would receive an additional payment of $384 which the Company would have treated as contingent consideration. Accordingly, the Company determined the fair value of this arrangement and recorded a liability equal to the fair value as of the date of the business combination. The Company had determined that the fair value of this obligation at the business combination date was $326. The Company carried this liability at fair value and any future adjustments in fair value were recognized in earnings. As of December 31, 2011, the Company carried this liability at $0 on the Company’s consolidated balance sheets and recognized income of $326 for the year ended December 31, 2011 which was included in principal transactions and other income in the Company’s consolidated income statement.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date as of January 1, 2011.

Total Estimated Fair Value as of Acquisition Date
Assets acquired:
Cash and cash equivalents	$91
Receivables from brokers, dealers and clearing agencies (deposits with clearing organizations)	100
Investments-trading	31,935
Other assets (1) (2)	1,077
Liabilities assumed:
Payables to brokers, dealers, and clearing agencies	(17,655)
Accounts payable and other liabilities	(1,221)
Trading securities sold, not yet purchased	(4,497)

Fair value of net assets acquired	9,830
Purchase price for net assets acquired	$16,813

Goodwill (2)(3)	$6,983

(1)	Other assets are comprised of a purchase accounting adjustment for $166 which represents the estimated value of the broker-dealer license. The intangible asset of $166 related to the broker-dealer license was allocated to the Capital Markets operating segment.
(2)	During the measurement period, which ended on January 13, 2012, an adjustment of $30 reducing the fair value of the assets acquired was made with a corresponding adjustment to increase goodwill by $30.
(3)	Goodwill recognized as of the acquisition date was allocated to the Capital Markets operating segment.

The allocation of the purchase price to the consolidated assets and liabilities of JVB resulted in goodwill of $6,983 (which is the difference between the fair value of JVB’s net assets and the purchase price paid by the Company). The goodwill is not deductible for tax purposes. The goodwill was allocated to the Capital Markets operating segment.

PrinceRidge

On April 19, 2011, the Operating LLC acquired PrinceRidge. Pursuant to the agreement of the parties, the transaction was effective May 31, 2011. The Operating LLC contributed $45,000 which was comprised of cash, amounts payable, and all of the equity ownership interests in CCCM, a broker dealer comprising a substantial part of the Operating LLC’s capital markets segment, to PrinceRidge in exchange for an approximate 70% interest (consisting of equity and profit interests) in PrinceRidge. The transaction was subject to final FINRA approval which was received on October 19, 2011.

Upon the closing of the transactions, the limited liability company agreement of PrinceRidge GP and the limited partnership agreement of PrinceRidge Holdings were amended and restated and IFMI, LLC was admitted as a member of PrinceRidge GP and a limited partner in PrinceRidge Holdings. The management of PrinceRidge is vested exclusively in PrinceRidge GP. Except as otherwise provided by the limited liability company agreement of PrinceRidge GP, the business and affairs of PrinceRidge GP are managed under the direction of the Board of Managers of PrinceRidge GP. Following the closing of the transactions contemplated by the Contribution Agreement, PrinceRidge GP’s Board of Managers is comprised of five members: three IFMI, LLC designees currently, Daniel G. Cohen, Walter Beach and Lance Ullom, all of whom are currently serving on the Company’s Board of Directors and two designees by the individuals that were members of PrinceRidge GP prior to the transaction, currently John Costas and Michael Hutchins.

The transaction was accounted for as an acquisition by the Operating LLC of PrinceRidge. The effective date of the acquisition transaction with PrinceRidge for accounting purposes was May 31, 2011. The results of operations of PrinceRidge are included in the Company’s statements of operations beginning June 1, 2011.

PrinceRidge (including the operations of CCCM since its contribution on June 1, 2011) contributed $27,406 of revenue and $5,003 of net loss attributable to the Company for the year ended December 31, 2011. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2010:

	Pro forma Year ended December 31,
	2011	2010
Revenue	$114,007	$150,294
Earnings (loss) attributable to IFMI	$(10,527)	$5,097

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date of May 31, 2011.

Total Estimated Fair Value as of Acquisition Date
Assets acquired:
Cash and cash equivalents	$2,149
Receivables from brokers, dealers, and clearing agencies	9,382
Other receivables	1,815
Investments-trading	42,407
Receivables under resale agreements	158,688
Other assets	4,730

Liabilities assumed:
Accrued compensation	(1,725)
Accounts payable and other liabilities	(2,877)
Trading securities sold, not yet purchased	(38,605)
Securities sold under agreement to repurchase	(158,620)

Fair value of existing PrinceRidge net assets	17,344
Purchase price (1)	$18,502

Excess of purchase price over net fair value	1,158
Less amount allocated to intangible asset (2)	(166)

Goodwill (3)	$992

(1)	The purchase price represents the fair value of PrinceRidge retained by the members of PrinceRidge other than the Operating LLC:

Summary Purchase Accounting
Net Fair Value Summary
Net Fair Value of IFMI Contribution	$45,000
Net Fair Value of PrinceRidge immediately prior to IFMI Contribution	17,344

Net Fair Value of PrinceRidge After IFMI Contribution	62,344

Effective Ownership Percentage (as negotiated)
IFMI	70.3%
Non-Controlling Interest	29.7%

Total	100.0%

Allocable Net Fair Value of PrinceRidge After IFMI Contribution
IFMI	43,842
Non-Controlling Interest (purchase price)	18,502

Total	$62,344

See note 20 for a description of the redeemable non-controlling interest. The excess of the purchase price over the net fair value of PrinceRidge immediately prior to the IFMI contribution equals $1,158 calculated as the purchase price of $18,502 minus the fair value of PrinceRidge prior to IFMI’s contribution of $17,344. The excess of $1,158 can also be calculated as IFMI’s contribution of $45,000 minus IFMI’s allocable fair value of PrinceRidge subsequent to IFMI’s contribution of $43,842.

(2)	The intangible asset of $166 represents the estimated value of the broker-dealer license which was allocated to the Capital Markets operating segment.
(3)	Goodwill recognized as of the acquisition date was allocated to the Capital Markets operating segment.

The allocation of the purchase price to the consolidated assets and liabilities of PrinceRidge results in goodwill of $992. The goodwill is not deductible for tax purposes.

In accordance with ASC 805, Business Combinations, the Company has one year from the closing of the transaction, referred to as the measurement period, to finalize the accounting for business combinations. During the measurement period, the Company may retrospectively adjust provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date, which if known, would have affected the measurement of the amounts recognized as of that date. Any measurement period adjustments would be reflected as an adjustment to the asset or liability with an offsetting entry to goodwill. The measurement period for the PrinceRidge acquisition will expire on May 31, 2012.

5. SALE OF MANAGEMENT CONTRACTS AND INVESTMENT ADVISORY AGREEMENTS

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

In the event the Company exercises its option, the Buyer has the option at December 31, 2015, and each subsequent calendar quarter thereafter to repurchase the 10% share for a purchase price in an amount equal to 30% of revenue earned and collected by the Buyer for the four most recently completed quarters. In connection with the transaction, the Company has entered into an agreement to employ the Buyer to render advice and assistance to the Company with respect to certain securitization vehicles it continues to manage. The assets under management with respect to these certain collateralized debt obligations were $2.6 billion as of December 31, 2011. As compensation, the Buyer will receive 10% of all asset management fees received by the Company related to the Company’s ongoing management of the collateralized debt obligations.

See note 13.

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

In connection with the Master Transaction Agreement, CCFM entered into a three-year Services Agreement under which it has and will continue to provide certain services to ATP. ATP will pay CCFM up to $13,618 under the Services Agreement. ATP agreed to escrow the amounts payable under this arrangement. Any amounts earned under this arrangement are recorded as a component of asset management revenue in the consolidated statement of operations.

The $4,831 received up front was recorded as deferred revenue in the consolidated balance sheet and is recognized as a component of asset management revenue in the consolidated statement of operations, on a straight line basis, over the remaining period of the Services Agreement. As of December 31, 2011 and 2010, there was $1,510 and $3,596, respectively, of deferred revenue related to these contracts included as a component of other liabilities in the Company’s consolidated balance sheets.

CLO Management Contracts

On February 27, 2009, the Company sold three CLO management contracts comprising substantially all of the Company’s middle market loans-U.S. (Emporia) business line to an unrelated third party. The Company received net proceeds from this sale, after the payment of certain expenses, of approximately $7,258. These proceeds were used to pay down the Company’s bank debt outstanding as of that date. In addition, the Company was entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. In addition to purchasing the management contracts, the unrelated third party hired several of the Company’s employees who had serviced these contracts and the Company terminated the remainder.

The sale of two of the three CLO management contracts required AFN’s consent as a majority equity holder in those CLOs. In addition, the sale of the CLO management contracts triggered in a default under a leveraged loan warehouse facility in which AFN had an interest. As a result, the Company agreed to pay $3,000 of the net proceeds to AFN in order to compensate AFN for amounts that it would have otherwise received had the default not occurred under such financing facility. This payment was only required if the Merger was not completed.

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

On March 18, 2009, the Company assigned its management contract with MFCA to an unaffiliated third party. The Company did not receive cash proceeds for this assignment nor did it receive a termination fee from MFCA related to the termination of the management contract. The Company will receive a participation fee beginning on March 18, 2012 and for the ten year period thereafter equal to 10% percent of the revenue earned in excess of $1,000 annually by Tricadia for managing MFCA. The Company has and will continue to recognize this fee as income in the consolidated statements of operations when the cash is received. Also effective March 18, 2009, the Company and an affiliate of the same unaffiliated third party entered into an agreement whereby the Company assigned the management agreement of the NPPF I securitization (“NPPF I”) to the unrelated third party. Effective April 22, 2009, when necessary third party approvals were received, the unaffiliated third party began to serve as the collateral manager. 55% of any management fees the unaffiliated third party receives from NPPF I are paid to the Company. The Company recognizes this sub advisory fee as other income which is a component of principal transactions and other income in the consolidated statements of operations. The Company personnel that provided the services related to this contract were terminated and hired by the unaffiliated third party.

7. RESTRICTED CASH AND RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

The Company did not hold any restricted cash as of December 31, 2011. The Company held restricted cash of $3,714 as of December 31, 2010. Of the $3,714 of restricted cash held at December 31, 2010, the Company had $1,266 of restricted cash on deposit related to outstanding foreign currency forward contracts and EuroDollar futures contracts and $2,448 of restricted cash held with counterparties of repurchase agreement transactions.

Amounts receivable from and payable to brokers, dealers and clearing agencies consist of the following at December 31, 2011 and 2010, respectively.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	December 31, 2011	December 31, 2010
Receivable from clearing organizations	$51,619	$—
Unsettled regular way trades, net	17,232	—
Deposits with clearing organizations	2,112	793

Receivables from brokers, dealers, and clearing agencies	$70,963	$793

Receivable from clearing organization represents un-invested cash held by the clearing organization which includes cash proceeds from short sales. Amounts payable to brokers, dealers and clearing agencies consists of the following at December 31, 2011 and 2010, respectively.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	December 31, 2011	December 31, 2010
Unsettled regular way trades, net	$—	$14,927
Margin payable	24,633	30,542

Payables to brokers, dealers, and clearing agencies	$24,633	$45,469

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $2,513, $828, and $6 for the years ended December 31, 2011, 2010 and 2009, respectively.

8. OTHER RECEIVABLES

Receivables are comprised of the following:

OTHER RECEIVABLES

(Dollars in Thousands)

	December 31, 2011	December 31, 2010
Asset management fees	$2,182	$2,712
New issue and advisory	168	—
Reimbursable costs	191	101
Accrued interest and dividend receivable	375	1,326
Commissions receivable	1,101	1,660
Payroll tax refund receivable	149	—
Incentive and reimbursement receivable from landlord	706	—
Other	659	234

	$5,531	$6,033

Asset management and new issue and advisory receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis. See note 3-L regarding asset management fees accrued. Reimbursable costs represent various fees paid by the Company but incurred on behalf of Investment Vehicles managed by the Company that will be reimbursed by the Investment Vehicles. Accrued interest and dividend receivable represents interest accrued on the Company’s investment securities and dividends accrued on the Company’s Investment Vehicles. Commissions receivable primarily represents outstanding fees for trades completed by the Company’s agency brokerage business offering execution and brokerage services for cash equity and derivative products and are of a routine and short-term nature. Other receivables represent other miscellaneous receivables that are of a short-term nature.

9. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides a detail of the investments classified as investments-trading as of December 31 of each year:

INVESTMENTS—TRADING

(Dollars in Thousands)

	December 31, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$7,596	$7,563	$(33)
U.S. government agency debt securities	14,568	14,600	32
Residential mortgage-backed securities	7,161	7,108	(53)
Commercial mortgage-backed securities	1,595	1,587	(8)
U.S. Treasury securities	8,491	8,524	33
Interests in securitizations (2)	455	608	153
Small Business Administration (“SBA”) loans	9,010	9,049	39
Corporate bonds and redeemable preferred stock	65,067	65,445	378
Foreign government bonds	67	67	—
Municipal bonds	9,182	9,225	43
Certificates of deposit	708	710	2
Equity securities	2	60	58

Investments-trading	$123,902	$124,546	$644

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities and collateralized mortgage obligations (1)	$111,587	$110,665	$(922)
Residential mortgage-backed securities	1,238	1,237	(1)
Commercial mortgage-backed securities	4,300	4,279	(21)
U.S. Treasury securities	2,116	1,888	(228)
Interests in securitizations (2)	3,236	4,500	1,264
SBA loans	33,270	33,212	(58)
Corporate bonds and redeemable preferred stock	17,234	16,837	(397)
Certificates of deposit	15,159	15,239	80
Equity securities	1,270	1,192	(78)
Eurodollar futures	—	(34)	(34)

Investments-trading	$189,410	$189,015	$(395)

(1)	Includes TBAs. See notes 3G and 11.
(2)	Primarily comprised of collateralized debt obligations, collateralized loan obligations and asset-backed securities.

Trading Securities Sold, Not Yet Purchased

The following table shows the cost and carrying value of all trading securities sold, not yet purchased as of December 31, of each year.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	December 31, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities (1)	$—	$16	$(16)
U.S. Treasury securities	11,690	11,755	(65)
Corporate bonds and redeemable preferred stock	87,441	87,537	(96)
Foreign government bonds	158	158	—
Municipal bonds	130	143	(13)
Certificates of deposit	4	4	—

Total	$99,423	$99,613	$(190)

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
U.S. government agency mortgage-backed securities (1)	$—	$374	$(374)
U.S. Treasury securities	17,360	17,130	230
Corporate bonds	212	213	(1)
Certificates of deposit	98	96	2
Equity securities	6	7	(1)

Total	$17,676	$17,820	$(144)

(1)	Represents TBAs. See notes 3-G and 11.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company recognized $1,084 and $189 of net trading losses for the year ended December 31, 2011 and 2010, respectively, that relate to investments-trading and trading securities sold, not yet purchased still held at December 31, 2011 and 2010, respectively.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	December 31, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$88	$(129)
Equity Securities:
EuroDekania	7,792	2,370	(5,422)
Star Asia	23,219	37,358	14,139
Tiptree Financial Partners, L.P. (2)	5,561	2,533	(3,028)
Other securities	232	156	(76)

Total equity securities	36,804	42,417	5,613

Residential loans	278	267	(11)

Other investments, at fair value	$37,299	$42,772	$5,473

	December 31, 2010
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$105	$(112)
Equity Securities:
EuroDekania	7,259	1,258	(6,001)
Star Asia	23,344	38,025	14,681
MFCA (2)	5,561	2,480	(3,081)
Deep Value (3)	—	28	28
Duart Fund	4,500	4,277	(223)
Other securities	342	567	225

Total equity securities	41,006	46,635	5,629

Residential loans	336	303	(33)
Foreign currency forward contracts	—	(492)	(492)

Other investments, at fair value	$41,559	$46,551	$4,992

(1)	Represents an interest in a collateralized debt obligation.
(2)	In 2011, MFCA was merged into Tiptree Financial Partners, L.P. (“Tiptree”). The Company exchanged 1,000,200 shares of MFCA for 111,133 shares of Tiptree. Tiptree, a Delaware limited partnership, is a diversified financial services holding company organized in 2007 that primarily focuses on the acquisition of majority control equity interests in financial services businesses. It is externally managed by Tricadia Capital, a New York based SEC registered investment advisor. The value of the Tiptree shares received equaled the value of the MFCA shares tendered. Accordingly, there was no gain or loss recorded on this transaction. The Company did not consider this exchange a realization event and carried over its cost basis in its investment in MFCA to its cost basis in its investment in Tiptree.
(3)	The Company originally invested $14,506 in Deep Value. The remaining investment represented accumulated unrealized appreciation on this investment. The investment in Deep Value was, at all times during 2009, 2010 and the six months ended June 30, 2011, carried at its estimated fair value. However, for the purposes of the table above and determining the cost basis, the Company treated the redemptions during the year ended December 31, 2010 as first representing a return of investment and second representing a redemption of net appreciation. As of June 30, 2011, Deep Value completed its liquidation.

10. FAIR VALUE DISCLOSURES

Fair Value Option

The Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions of FASB ASC 825. The primary reason for electing the fair value option when it first became available in 2008 was to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment. In addition, the election was made for certain investments that were previously required to be accounted for under the equity method because their fair value measurements were readily obtainable.

Such financial assets accounted for at fair value include:

•	in general, securities that would otherwise qualify for available for sale treatment;

•	in general, investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies);

•	in general, investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains of $1,504, $24,813, and $5,610 related to changes in fair value of investments that are included as a component of other investments, at fair value during the years ended December 31, 2011, 2010, and 2009 respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification of certain financial assets or liabilities. There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2011 and 2010. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2011 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$7,563	$—	$7,563	$—
U.S. government agency debt securities	14,600	144	14,456	—
Residential mortgage-backed securities	7,108	—	2,176	4,932
Commercial mortgage-backed securities	1,587	—	1,587	—
U.S. Treasury securities	8,524	8,524	—	—
Interests in securitizations (1)	608	—	387	221
SBA loans	9,049	—	9,049	—
Corporate bonds and redeemable preferred stock	65,445	779	64,666	—
Foreign government bonds	67	—	67	—
Municipal bonds	9,225	—	9,225	—
Certificates of deposit	710	—	710	—
Equity securities	60	25	—	35

Total investments-trading	$124,546	$9,472	$109,886	$5,188

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	2,370	—	—	2,370
Star Asia (3)	37,358	—	—	37,358
Tiptree Financial Partners L.P. (4)	2,533	—	—	2,533

	42,261	—	—	42,261
Other	156	24	—	132

Total equity securities	42,417	24	—	42,393
Interests in securitizations (1)	88	—	—	88
Residential loans	267	—	—	267

Total other investments, at fair value	$42,772	$24	$—	$42,748

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency mortgage-backed securities	$16	$—	$16	$—
U.S. Treasury securities	11,755	11,755	—	—
Corporate bonds and redeemable preferred stock	87,537	1,084	86,453	—
Foreign government bonds	158	—	158	—
Municipal bonds	143	—	143	—
Certificates of deposit	4	—	4	—

Total trading securities sold, not yet purchased	$99,613	$12,839	$86,774	$—

(1)	Primarily comprised of collateralized debt obligations, collateralized loan obligations, and asset-backed securities.
(2)	Hybrid Securities Fund—European
(3)	Real Estate Fund—Asian

(4)	MFCA, a tax exempt fund was merged into Tiptree in June 2011. Tiptree is a diversified fund. See notes 3-F and 9.
(5)	Real Estate Funds

	December 31, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$110,665	$—	$41,780	$68,885
Residential mortgage-backed securities	1,237	—	1,237	—
Commercial mortgage-backed securities	4,279	—	4,279	—
U.S. Treasury securities	1,888	1,888	—	—
Interests in securitizations (1)	4,500	—	—	4,500
SBA loans	33,212	—	33,212	—
Corporate bonds and redeemable preferred stock	16,837	—	16,837	—
Certificates of deposit	15,239	—	15,239	—
Equity securities	1,192	1,192	—	—
Eurodollar futures	(34)	(34)	—	—

Total investments-trading	$189,015	$3,046	$112,584	$73,385

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	1,258	—	—	1,258
Star Asia (3)	38,025	—	—	38,025
MFCA (4)	2,480	—	—	2,480

	41,763	—	—	41,763

Investment Funds
Deep Value (5)	28	—	—	28
Duart Fund (5)	4,277	—	4,277	—

	4,305	—	4,277	28
Other	567	67	—	500

Total equity securities	46,635	67	4,277	42,291
Interests in securitizations (1)	105	—	—	105
Residential loans	303	—	—	303
Foreign currency forward contracts	(492)	(492)	—	—

Total other investments, at fair value	$46,551	$(425)	$4,277	$42,699

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency mortgage-backed securities	$374	$—	$374	$—
U.S. Treasury securities	17,130	17,130	—	—
Corporate bonds	213	—	213	—
Certificates of deposit	96	—	96	—
Equity securities	7	7	—	—

Total trading securities sold, not yet purchased	$17,820	$17,137	$683	$—

(1)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(2)	Hybrid Securities Fund—European
(3)	Real Estate Fund—Asian
(4)	Tax Exempt Fund
(5)	Real Estate Funds

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the hierarchy of the estimate.

U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: These are securities which are generally traded over-the-counter. The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. This is considered a Level 2 valuation in the hierarchy. In instances where the securities are either new issuances or experience illiquidity, such as collateralized mortgage obligations and, more specifically, agency inverse interest-only securities, principal only, and fixed interest only amongst others, the Company may use its own internal valuation models, which are based on an income approach. In some cases, the new issuances are senior in nature or fairly liquid, however, due to the fact it is a new issuance, it is difficult to obtain third party pricing and the Company uses internal models to determine fair value. In these cases, the Company will classify such an issuance as Level 3 within the hierarchy until it is able to obtain third party pricing. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy. In general, the fair values of U.S. government agency and mortgage-backed securities and collateralized mortgage obligations which are classified as Level 3 are determined primarily using discounted cash flow and option adjusted spread methodologies. Key inputs to these models are interest rates and prepayment rates. Attributes of the underlying mortgage loans, in the case of collateralized mortgage obligations, that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value ratios; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; and historical prepayment. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields.

U.S. Government Agency Debt Securities: Callable and non-callable U.S. government agency debt securities are measured primarily based on quoted market prices obtained from third party pricing services. Non-callable U.S. government agency debt securities are generally classified within Level 1 of the fair value hierarchy and callable U.S. government agency debt securities are generally classified within Level 2.

Residential Mortgage-Backed Securities and Commercial Mortgage-Backed Securities: The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. These quotes generally represent indicative levels at which a party may be willing to enter into a transaction. The Company generally classifies the fair value of these securities within Level 2 of the valuation hierarchy. In instances where the Company is unable to obtain a reliable market price quotation from the third party pricing services and there are no substantially similar securities that trade frequently as the securities held in trading inventory, the Company determines the fair value of those securities using its own internal valuation models, which are based on an income approach. Fair values based on internal valuation models prepared by the Company’s management are generally classified within Level 3 of the valuation hierarchy. Information utilized in the Company’s internal valuation models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, credit enhancement, and recently executed transactions.

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

Corporate Bonds, Redeemable Preferred Stock, and Foreign Government Bonds: The Company uses recently executed transactions, or third party quotations from independent pricing services to arrive at the fair value of its investments in corporate bonds, redeemable preferred stock and foreign government bonds. These valuations are based on a market approach. The Company generally classifies the fair value of these bonds within Level 2 of the valuation hierarchy. In instances, where the fair values of the securities are based on quoted prices in active markets (for example with redeemable preferred stock), the Company classifies the fair value of these securities within Level 1 of the valuation hierarchy.

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

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. These are securities which are traded on a recognized liquid exchange. This is considered a Level 1 value in the hierarchy. In some cases, the Company owns options or warrants in publicly traded companies when the option or warrant itself is not publicly traded. In those cases, the Company uses an internal valuation model and classifies the investment within Level 3 of the valuation hierarchy. The non-exchange traded equity options and warrants are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Other equity securities represent investments in investment funds and other non-publicly traded entities. Substantially all of these other entities have the attributes of investment companies as described in FASB ASC 946-15-2. Prior to the third quarter of 2009, the Company’s estimate of the fair value of its investment in these entities was based on valuation models prepared by Company’s management, which were based on a market approach, and were generally classified within Level 3 of the valuation hierarchy. During the third quarter of 2009, the Company began to estimate the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share

(or its equivalent) included in FASB ASC 820 for all entities except Star Asia. The Company generally classifies these estimates within either Level 2 if its investment in the entity is currently redeemable or Level 3 if its investment is not currently redeemable.

In the case of Star Asia, the Company utilizes a series of valuation models to determine fair value, which use both market and income based approaches and generally classifies its investment within Level 3. Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services—Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it is the Company’s assessment that the fair value of the subordinated debt securities has diverged from its carrying value. Because Star Asia’s published NAV is calculated using the amortized cost of these subordinated debt securities, the Company has concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. The Company estimates the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, for similar non-investment grade long term subordinated debt issuances.

The Company used discount rates of 10.35% and 7.50% as of December 31, 2010 and 2011, respectively, in determining the fair value of Star Asia’s subordinated debt securities. If the Company had used Star Asia’s unadjusted NAV, rather than the Company’s financial model described above in determining the fair value of the Company’s investment in Star Asia, the Company would have recorded its investment in Star Asia at a value of $44,760 and $46,031 as of December 31, 2010 and 2011, respectively, as compared to the fair value as determined by the Company’s internal valuation model of $38,025, and $37,358 as of December 31, 2010 and 2011, respectively.

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

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third-party pricing services. Certificates of deposit are generally recognized in Level 2 of the fair value hierarchy. However, in instances where the certificates of deposit are new issuances, or the payments of certificates of deposit are linked to an index, it may be difficult to obtain third party pricing and, in these cases, the Company uses internal models to determine fair value and the fair value is generally classified within Level 3 of the valuation hierarchy.

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

Trading Securities Sold, Not Yet Purchased: The securities are valued using quoted active market prices of the securities sold and are generally categorized within Level 1 or 2 of the valuation hierarchy depending on the type of investment sold. For a discussion of the valuation methodology used for U.S. government agency mortgage-backed securities, refer to “U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations.” For a discussion of the valuation methodology used for U.S. Treasury securities, refer to “U.S. Treasury Securities.” For a discussion of the valuation methodology for corporate bonds, redeemable preferred stock and foreign government bonds, refer to “Corporate Bonds, Redeemable Preferred Stock and Foreign Government Bonds.” For a discussion of the valuation methodology for certificates of deposit, refer to “Certificates of Deposit.” For a discussion of the valuation methodology for equity securities, refer to “Equity Securities.” For a discussion of the valuation methodology for TBAs, refer to “Derivatives-TBAs.”

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the years ended December 31, 2011, 2010, and 2009:

LEVEL 3 INPUTS

Year Ended December 31, 2011

(Dollars in Thousands)

	January 1, 2011	Net realized/ unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases	Sales (1)	December 31, 2011	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income /(loss)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$68,885	$575	$—	$4,332	$20,805	$(94,597)	$—	$—
Residential mortgage-backed securities	—	(149)	—	5,734	4,949	(5,602)	4,932	16
Commercial mortgage-backed securities	—	(475)	—	—	1,233	(758)	—	—
Interests in securitizations (3)	4,500	5,614	—	—	10,364	(20,257)	221	111
Municipal bonds	—	7	—	—	977	(984)	—	—
Certificates of deposit	—	3	—	—	761	(764)	—	—
Equity securities	—	(8)	—	—	70	(27)	35	35

Total investments-trading	$73,385	$5,567	$—	$10,066	$39,159	$(122,989)	$5,188	$162

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$1,258	$—	$579	$—	$533	$—	$2,370	$579
Star Asia (5)	38,025	—	(542)	—	351	(476)	37,358	(542)
Tiptree Financial Partners, L.P. (6)	2,480	—	53	—	—	—	2,533	53

	41,763	—	90	—	884	(476)	42,261	90

Investment Funds
Deep Value (7)	28	—	(9)	—	—	(19)	—	—

	28	—	(9)	—	—	(19)	—	—

Other	500	—	(290)	—	36	(114)	132	(290)

Total equity securities	42,291	—	(209)	—	920	(609)	42,393	(200)
Interests in securitizations (3)	105	—	(17)	—	—	—	88	(17)
Residential loans	303	—	22	—	—	(58)	267	22

Total other investments, at fair value	$42,699	$—	$(204)	$—	$920	$(667)	$42,748	$(195)

(1)	Includes return of principal/capital of interests in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, securitizations and investment funds. The sale of $476 attributable to Star Asia represents the transfer of 54,452 shares of Star Asia to an employee for services rendered during 2010. The sale of $114 attributable to other represents the transfer of 371,950 warrants of various entities to certain employees for services rendered during 2011. See note 30.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at December 31, 2011.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds—European
(5)	Real Estate Funds—Asian
(6)	MFCA, a tax exempt fund, was merged into Tiptree in June 2011. Tiptree is a diversified fund. See notes 3-F and 9.
(7)	Real Estate Funds

LEVEL 3 INPUTS

Year Ended December 31, 2010

(Dollars in Thousands)

	January 1, 2010	Net realized/ unrealized gains / (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	December 31, 2010	Unrealized gains/(losses) still held at the end of the period (2)
		Net trading	Principal transactions and other income /(loss)
Assets:
Investments-trading:
U.S. government agency mortgage-backed securities and collateralized mortgage obligations	$—	$(1,895)	$—	$7,281	$63,499	$68,885	$(1,887)
Interests in securitizations (3)	9,110	20,914	—	—	(25,524)	4,500	1,621
TruPS(4)	3,380	5,322	—	—	(8,702)	—	—

Total investments-trading	$12,490	$24,341	$—	$7,281	$29,273	$73,385	$(266)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (5)	$451	$—	$525	$—	$282	$1,258	$525
Star Asia (6)	14,058	—	18,126	—	5,841	38,025	18,126
MFCA (7)	2,380	—	100	—	—	2,480	100

	16,889	—	18,751	—	6,123	41,763	18,751

Investment Funds
Brigadier (8)	—	—	(77)	4,216	(4,139)	—	—
Deep Value (9)	19,236	—	4,481	—	(23,689)	28	(4,702)

	19,236	—	4,404	4,216	(27,828)	28	(4,702)

Other	98	—	225	—	177	500	225

Total equity securities	36,223	—	23,380	4,216	(21,528)	42,291	14,274
Interests in securitizations (3)	2,380	—	3,485	—	(5,760)	105	(58)
Residential loans	260	—	(33)	—	76	303	(33)

Total other investments, at fair value	$38,863	$—	$26,832	$4,216	$(27,212)	$42,699	$14,183

(1)	Includes return of principal/capital of interests in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, securitizations and investment funds.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at December 31, 2010.
(3)	Primarily comprised of collateralized debt obligations and collateralized loan obligations.
(4)	The fair value of investments in TruPS was estimated using valuation models prepared by the Company’s management and was classified as Level 3 of the valuation hierarchy. These valuation models were based on an income approach. These investment securities generally did not trade in an active market and, therefore, observable price quotations were not available. Fair value was determined based on discounted cash flow models using current interest rates, estimates of the term of the particular contract, specific issuer information, including estimates of comparable market credit spreads and other market data.
(5)	Hybrid Securities Funds—European
(6)	Real Estate Funds—Asian
(7)	Tax Exempt Funds
(8)	Multi-Strategy Credit Funds
(9)	Real Estate Funds

LEVEL 3 INPUTS

Year Ended December 31, 2009

(Dollars in Thousands)

	January 1, 2009	Net realized/ unrealized gains (losses) included in income		Transfers in and/or (out), net of Level 3	Purchases and (Sales), net (1)	December 31, 2009	Unrealized gains/(losses) still held (2)
		Net trading	Principal transactions and other income / (loss)
Assets:
Investments-trading
Interests in securitizations (3)	$3,000	$(3,067)	$—	$5,752	$3,425	$9,110	$(3,021)
TruPS	—	—	—	—	3,380	3,380	—

Total investments-trading	$3,000	$(3,067)	$—	$5,752	$6,805	$12,490	$(3,021)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$1,476	$—	$(1,025)	$—	$—	$451	$(1,025)
Star Asia (5)	10,545	—	3,423	—	90	14,058	3,423
MFCA (6)	728	—	1,052	—	600	2,380	1,052

	12,749	—	3,450	—	690	16,889	3,450

Investment Funds
Brigadier (7)	13,986	—	118	(4,104)	(10,000)	—	—
Deep Value (8)	24,487	—	6,268	—	(11,519)	19,236	6,268

	38,473	—	6,386	(4,104)	(21,519)	19,236	6,268

Other	—	—	—	—	98	98	—

Total equity securities	51,222	—	9,836	(4,104)	(20,731)	36,223	9,718
Interest in securitizations	4,843	—	(3,635)	2,141	(969)	2,380	(3,469)
Residential loans	—	—	—	—	260	260	—

Total other investments, at fair value	$56,065	$—	$6,201	$(1,963)	$(21,440)	$38,863	$6,249

(1)	Includes return of principal/capital of interests in securitizations and investment funds. In addition, purchases and (sales), net for the investment funds include a decrease of $10,967 related to the Deep Value onshore feeder fund’s investment in the related master fund. The Company deconsolidated the Deep Value onshore feeder fund as of April 1, 2009. See notes 3-F and 30. Purchases and (sales), net also include certain investments which were acquired from AFN as a result of the Merger in December 2009. Amounts include interests in securitizations of $3,337 and TruPS of $3,380 classified as investments-trading, as well as $260 of residential loans classified as other investments, at fair value on the Company’s consolidated balance sheets. See notes 4 and 30.
(2)	Represents the amount of total gains or losses for the period, included in earnings, relating to assets classified as Level 3 that were still held at December 31, 2009.
(3)	Comprised of collateralized debt obligations and collateralized loan obligations.
(4)	Hybrid Securities Funds—European
(5)	Real Estate Funds—Asian
(6)	Tax exempt Funds
(7)	Multi-Strategy Credit Funds
(8)	Real Estate funds

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

During 2009, the liquidity and transparency surrounding structured credit products, such as interests in securitizations, continued to diminish. The absence of new issue activity in the primary market led to a continually decreasing level of transparency, as seasoned secondary issuances could not be analyzed on a comparative basis relative to new issuances. In addition, diminished trading activity in the secondary market also led the Company to believe that broker-dealer quotations may not be based on observable and reliable market information. The Company has maintained this assessment during 2011 and 2010 and has not transferred any assets out of Level 3.

Investments-trading: During the year ended December 31, 2011, there were net transfers of $10,066 into Level 3, comprised of $4,332 related to one U.S. government agency mortgage backed security which was transferred into Level 3 during the first quarter of 2011 and $7,814 related to certain residential mortgage-backed securities that were transferred into Level 3 during the third quarter of 2011, partially offset by the transfers out of Level 3 in the amount of $2,080 and into Level 2 related to certain residential-mortgage backed securities.

Transfers of assets of $12,146 from Level 2 to Level 3 were primarily attributed to:

•

In the case of the U.S. government agency mortgage-backed security, as of December 31, 2010, the Company was able to obtain a reliable quote from a third party pricing service. During the period of time that the Company held the U.S. government agency mortgage-backed security in 2011, the Company was unable to obtain a reliable quote and relied upon an internal valuation model.

•

In the case of the residential mortgage-backed securities, the Company was unable to obtain reliable quotes from a third party pricing service and relied upon internal valuation models during the third quarter of 2011.

Transfers of assets of $2,080 from Level 3 to Level 2 were primarily attributed to:

•

In the case of the residential mortgage-backed securities, during the fourth quarter of 2011, the Company observed market trades in the period for either identical or similar securities and quotations from third party pricing services were corroborated to actual market transactions.

During the year ended December 31, 2010, the transfers into Level 3 reflect the transfer from Level 2 of the Company’s investments in certain U.S. government agency collateralized mortgage obligations, specifically agency inverse interest only securities, due to the fact that these securities are not very liquid, pricing discovery was challenging and there was decreased observability of inputs.

During the year ended December 31, 2009, transfers into Level 3 reflect the transfers from Level 2 of collateralized debt obligation securities comprised of securitized bank TruPS, due to decreased observability of inputs. During the year ended December 31, 2009, the transfers out of Level 3 were primarily attributable to the ability to obtain at least two independent broker market quotations and to corroborate the market quotes.

Other investments, at fair value: During the year ended December 31, 2011, there were no transfers into or out of Level 3.

During the year ended December 31, 2010, the transfers into Level 3 reflect the transfer from Level 2 of our investment fund, Brigadier, due to the fact that the investment was not currently redeemable. In the first half of 2010, the Brigadier fund determined it would liquidate. Effective for the second quarter of 2010, the Brigadier fund ceased permitting redemptions until final liquidation. Therefore, no investor requested redemptions were allowed.

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

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at December 31, 2011 and 2010:

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at December 31, 2011 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,370	N/A	N/A	N/A
Star Asia (b)	37,358	N/A	N/A	N/A
Tiptree Financial Partners, L.P. (c)	2,533	N/A	N/A	N/A

Total	$42,261

	Fair Value at December 31, 2010 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$1,258	N/A	N/A	N/A
Star Asia (b)	38,025	N/A	N/A	N/A
MFCA (c)	2,480	N/A	N/A	N/A

	41,763

Investment Funds:
Deep Value (d)	28	$—	N/A	N/A
Duart Fund (e)	4,277	—	Quarterly	90 days

	4,305	—

Total	$46,068	$—

N/A—Not applicable.

(a)	EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe (“EuroTruPS”); widely syndicated leveraged loans by European corporate CMBS, including subordinated interests in first mortgage real estate loans (“B-Notes”); and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using a series of internal valuation models that use both the market and income approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $46,031 as of December 31, 2011 and $44,760 as of December 31, 2010.
(c)	MFCA’s investment strategy was to make direct and indirect investments in certain securities whose interest payments are exempt from U.S. federal income taxes consisting of long-term obligations issued by or on behalf of non-profit institutions and state authorities in the healthcare, education, cultural, philanthropic, research, service/advocacy, infrastructure and housing sectors. The fair value of the investment in MFCA had been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company did not manage MFCA. Therefore, the Company uses the latest reported net asset value from the third party manager. From time to time, this may have been one quarter in arrears. In June 2011, MFCA was merged into Tiptree Financial Partners, L.P. The investment strategy of Tiptree Financial Partners, L.P. is currently focused on investing in (a) specialty finance companies; (b) alternative asset management companies, and (c) diversified credit assets and related equity interests. Tiptree primarily seeks to acquire majority ownership interests in its investees. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. From time to time, this may be one quarter in arrears.
(d)	Deep Value’s investment strategy is to make investments in securities secured by, or related to, residential and commercial real estate including RMBS, equity and debt investments in collateralized debt obligations that are collateralized mainly by RMBS, senior and subordinated mortgage notes, preference shares and whole loans secured by or related to residential real estate and other related securities and derivatives referencing the foregoing. The fund may also invest in CMBS and other securities and debt secured by or relating to commercial real estate. This is a closed-end fund that does not allow redemptions. The expected term of the fund is three years, with two optional one-year extensions. As of June 30, 2011, Deep Value liquidated all of its investments and distributed all of its remaining cash. The fair value of the investment in this category was estimated using the net asset value per share of the investments in accordance with the “practical expedient” provisions of FASB ASC 820.
(e)	The Duart Fund is a specialized deep value and special situations investment opportunity fund. The Duart Fund’s investment strategy is to make investments primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, or debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps that relate to real estate securities) and partnership or fund interests in the real estate industry globally. The Duart Fund allows quarterly redemptions upon 90 days notice. Effective December 31, 2010, the Company submitted a redemption notice to the Duart Fund to redeem 100% of its capital. The Company received its redemption of $3,821 in April 2011. The fair value of the investment in this category was estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

The Company did not have any assets measured at fair value on a non-recurring basis as of December 31, 2011. The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2010 aggregated by the level in the fair value hierarchy within which the measurements fell:

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

(Dollars in Thousands)

	December 31, 2010 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill (Strategos)	$3,121	$—	$—	$3,121

The Company determined the fair value of its goodwill related to the Cira SCM, LLC (“Cira SCM”) acquisition using a discounted cash flow model, which is based on an income approach. This value was determined in accordance with its annual impairment test performed in 2010. An impairment charge of $5,607 was recorded during the third quarter of 2010. See notes 5 and 13 for a discussion of the goodwill related to Cira SCM.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets. As of December 31, 2010, the Company had 190 outstanding foreign currency forward contracts with a notional amount of 12.5 million Japanese Yen per contract. During the fourth quarter of 2011, the Company terminated all of the Yen currency forward contracts. As of December 31, 2011, the Company had no outstanding foreign currency forward contracts.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures. The Company carries the EuroDollar futures contracts at fair value and includes them as a component of investments-trading in the Company’s consolidated balance sheets. As of December 31, 2011, the Company had no outstanding EuroDollar future contracts. As of December 31, 2010, the Company had 87 outstanding EuroDollar futures contracts with a notional amount of $1 million per contract and a duration of three months.

TBAs

The Company trades U.S. Government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2011, the Company had entered into seven open TBA sale agreements in the notional amount of $4,325. At December 31, 2010, the Company had entered into four open TBA sale agreements in the notional amount of $157,500 and one open TBA purchase agreement in the notional amount of $50,000.

Credit Default Swap

The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. From time to time, the Company may enter into credit default swap arrangements as the buyer of protection to modify the credit risk inherent in certain investments in collateralized debt obligations it holds as investments-trading. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company carries the credit defaults swaps at fair value and includes them as a component of investments-trading in the consolidated balance sheets. The Company includes any gain or loss as part of net trading on the consolidated statements of operations. The Company sold its credit default swap in the first quarter of 2009. As of and during the year ended December 31, 2011 and 2010, the Company was not a party to any credit default swap arrangements.

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

The interest rate swap effectively locked three month LIBOR into a fixed rate of 5.24% for the notional amount and the relevant period of time. The Company did not designate the interest rate swap as a hedged item for purposes of hedge accounting under FASB ASC 815. Accordingly, the Company carried the interest rate swap at fair value and included the gain or loss in the other non-operating income (expense) section of the consolidated statements of operations as a component of interest expense, net. The gain or loss included in this section includes two components: (i) the unrealized gains or losses based on the Company’s estimate of the fair value of the interest rate swap, and (ii) realized gains and losses which are the periodic payments made or receipts received by the Company. The Company entered into an amended and restated credit facility on June 1, 2009 (which was replaced with another credit facility (see note 19)) and paid off the former bank debt and terminated the interest rate swap related to the debt. As of December 31, 2011 and 2010, the Company was not a party to any interest rate swap arrangements.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value recognized in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Balance Sheet Classification	Unrealized Gain / (Loss) as of December 31, 2011	Unrealized Gain / (Loss) as of December 31, 2010
Foreign currency forward contracts	Other investments, at fair value	$—	$492
EuroDollar futures contracts	Investments-trading	—	(34)
TBAs	Investments-trading	—	1,473
TBAs	Trading securities sold not yet purchased	(16)	(374)

		$(16)	$1,557

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Income Statement Classification	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Foreign currency forward contracts	Revenues—principal transactions and other income / (loss)	$(662)	$(2,320)	$—
EuroDollar futures contracts	Revenues—net trading	(2)	(212)	—
TBAs	Revenues—net trading	(9,260)	2,577	—
Credit default swap	Revenues—net trading	—	—	2,034
Interest rate swap	Non-operating income (expense)—change in fair value of interest rate swap	—	—	6

		$(9,924)	$45	$2,040

12. COLLATERALIZED SECURITIES TRANSACTIONS

Reverse repurchase agreements and repurchase agreements, principally U.S. government and federal agency obligations, SBA loans and mortgage-backed securities, are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. Resulting interest income and expense are included in net trading in the consolidated statements of operations. See note 3-L.

The Company enters into reverse repurchase agreements to acquire securities to cover short positions or as an investment. The Company enters into repurchase agreements to finance the Company’s securities positions held in inventory or to finance reverse repurchase agreements entered into as an investment.

At December 31, 2011, the Company held reverse repurchase agreements of $129,978 and the fair value of securities received as collateral under reverse repurchase agreements was $137,829. At December 31, 2010, the Company did not hold reverse repurchase agreements. Substantially all of the collateral for reverse repurchase agreements was re-pledged as collateral for repurchase agreements.

At December 31, 2011 and 2010, the Company had repurchase agreements of $134,870 and $69,816, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $142,295 and $75,562, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

13. GOODWILL

The following table presents goodwill as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Cira SCM	$3,121	$8,728
Impairment of goodwill	—	(5,607)

	3,121	3,121
AFN acquisition	110	110
JVB acquisition	6,983	—
PrinceRidge acquisition	992	—

Total	$11,206	$3,231

The Company measures its goodwill impairment on an annual basis or when events indicate that goodwill may be impaired. Any impairment loss is reflected as a component of operating expenses in the consolidated statements of operations. The Company performs its annual impairment test of goodwill: July 1 for Cira SCM, October 1 for AFN, January 1 for JVB and May 31 for PrinceRidge. See note 4.

Cira SCM goodwill

The goodwill attributable to Cira SCM relates to the Company’s acquisition of the 10% of Cira SCM that the Company did not already own in exchange for 189,901 membership units of the Company, from a non-controlling interest partner in July 2007. During the third quarter of 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Cira SCM. The Company recognized an impairment charge of $5,607 in the third quarter of 2010. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as a component of operating expenses.

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

AFN goodwill

For its annual impairment test of the goodwill related to AFN, the Company first estimates the current fair value of the asset management and capital markets segments of the Company. The Company determines the fair value of these segments using a market approach. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired. For the tests during the fourth quarter of 2011 and 2010, the Company determined the goodwill related to AFN was not impaired.

JVB goodwill

During the year ended December 31, 2011, goodwill related to the acquisition of JVB increased $30 for net adjustments made during the measurement period to the fair values of the assets acquired and liabilities assumed. In the table above, this adjustment is reflected in the goodwill at December 31, 2011, in accordance with the accounting guidance for business combinations. See note 4.

PrinceRidge goodwill

PrinceRidge was acquired in 2011. The measurement period for the PrinceRidge acquisition will expire on May 31, 2012. During the measurement period, the Company may retrospectively adjust provisional amounts recognized as of December 31, 2011, Any such adjustment may impact goodwill.

14. INTANGIBLE ASSETS

The following table reflects the activity and balances as of December 31, 2011 and 2010 that the Company recorded with respect to the intangible assets which are included as a component of other assets on the consolidated balance sheets. The intangible assets primarily consist of the value assigned to the FINRA broker-dealer licenses of CCCM, CCS, JVB and TPRG and are treated as intangible assets with indefinite useful lives. See note 3-I.

INTANGIBLE ASSETS

(Dollars in Thousands)

	Estimated Useful Lives	December 31, 2011	December 31, 2010
FINRA Broker-Dealer License—CCS	Indefinite	40	40
FINRA Broker-Dealer License—CCCM	Indefinite	166	166
FINRA Broker-Dealer License—JVB	Indefinite	166	—
FINRA Broker-Dealer License—TPRG	Indefinite	166	—

		$538	$206

The Company recognized amortization expense of $534 and $711 for the years ended December 31, 2010 and 2009, respectively, related to intangible assets with finite useful lives as a component of depreciation and amortization on the consolidated statements of operations. The Company did not recognize any amortization expense for the year ended December 31, 2011. The amortization expense recognized for the year ended December 31, 2010 and 2009 related to the 10% of the in-place asset management contracts of the Company’s Cira SCM subsidiary acquired from a former non-controlling interest partner described in note 13. The intangible asset related to the Cira SCM asset management contracts was fully amortized in 2010.

15. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows:

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

(Dollars in Thousands)

	Estimated Useful Lives	December 31, 2011	December 31, 2010
Furniture and equipment	3 to 5 Years	$5,563	$5,161
Leasehold improvements	5 to 10 Years	9,798	5,574

		15,361	10,735
Accumulated amortization and depreciation		(11,988)	(8,456)

		$3,373	$2,279

The Company recognized depreciation and amortization expense of $2,238, $2,356, and $2,543 for the years ended December 31, 2011, 2010 and 2009, respectively, as a component of depreciation and amortization on the consolidated statements of operations. Of the $2,238, $2,356 and $2,543 recognized for the years ended December 31, 2011, 2010 and 2009, respectively, $2,238, $1,822 and $1,832, respectively, represents depreciation of furniture, equipment, and leasehold improvements and the remainder represents amortization of intangible assets. See note 14.

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

The Company has certain equity method affiliates for which it has elected the fair value option. The Company elected the fair value option for its investments in the onshore feeder fund of Brigadier and MFCA (which was acquired by Tiptree in June 2011) effective January 1, 2008 and effective with the ownership increase in Star Asia in March 2010 related to the Company’s participation in a rights offering of Star Asia which qualified it for equity method treatment, the Company continued its fair value election regarding Star Asia. See notes 9 and 10. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected.

As of December 31, 2010, the Company had five equity method investees (excluding equity method affiliates for which it has adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; and (v) Duart Capital. As of December 31, 2011, the Company had seven equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Duart Capital. See note 3-F for a discussion of these entities. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in								Total
	Star Asia Manager	DEKU (1)	Deep Value GP	Deep Value GP II	Star Asia SPV	Star Asia Opportunity	Star Asia Capital Management	Duart Capital and Other
Balance at December 31, 2008	$406	$1,883	$67	$—	$—	$—	$—	$—	$2,356

Investments / advances	—	2,456	—	45	—	—	—	—	2,501
Distributions / repayments	(925)	—	—	—	—	—	—	—	(925)
Earnings / (loss) realized	862	(4,339)	30	(8)	—	—	—	—	(3,455)

Balance at December 31, 2009	343	—	97	37	—	—	—	—	477

Investments / advances	—	—	—	—	4,500	—	—	1,283	5,783
Distributions / repayments	(975)	—	(5,904)	—	(3,104)	—	—	—	(9,983)
In-kind distribution	—	—	—	—	(55)	—	—	—	(55)
Earnings / (loss) realized	834	—	6,076	(6)	263	—	—	(1,283)	5,884

Balance at December 31, 2010	202	—	269	31	1,604	—	—	—	2,106

Investments / advances	—	—	—	—	6	4,055	6	964	5,031
Distributions / repayments	(850)	—	(4,597)	—	(1,846)	—	—	—	(7,293)
Earnings / (loss) realized	1,694	—	4,349	2	702	405	44	(964)	6,232

Balance at December 31, 2011	$1,046	$—	$21	$33	$466	$4,460	$50	$—	$6,076

(1)	DEKU was liquidated during the first quarter of 2009. See note 3-F.

In September 2010, Strategos substantially completed the liquidation of the first Deep Value Fund. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized an incentive fee earned in the amount of $12,308 in the second half of 2010. Since the Company owns 50% of the Deep Value GP, the Company’s share of this incentive fee was $6,154 and was included as a component of income from equity method affiliates. This incentive fee is included in the earnings / (loss) realized line item of the $6,076 for the year ended December 31, 2010 in the table above.

During the second quarter of 2011, another Strategos Deep Value fund for which Deep Value GP served as the general partner was substantially liquidated. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized an incentive fee earned in the amount of $8,719 in the second quarter of 2011. Since the Company owns 50% of the Deep Value GP, the Company’s share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates. This incentive fee is included in the earnings / (loss) realized line item of the $4,349 for the year ended December 31, 2011 in the table above.

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	December 31, 2011	December 31, 2010
Total Assets	$257,735	$436,720

Liabilities	$68,530	$151,969
Equity attributable to the investees	188,170	283,684
Non-controlling interest	1,035	1,067

Liabilities & Equity	$257,735	$436,720

	Year Ended December 31,
	2011	2010	2009
Net income / (loss)	$12,786	$62,664	$91,755

Net income / (loss) attributable to the investees	$12,818	$62,583	$91,755

See note 31 for information regarding transactions with the Company’s equity method investees.

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

Other assets at December 31, 2011 and 2010 included:

	December 31, 2011	December 31, 2010
Deferred financing costs	$—	$282
Deferred solicitation costs	—	496
Prepaid expenses	3,819	3,710
Security deposits	2,541	2,022
Miscellaneous other assets	97	1,147
Cost method investment	250	250
Furniture, equipment and leasehold improvements, net	3,373	2,279
Intangible assets	538	206
Equity method affiliates	6,076	2,106

Other assets	$16,694	$12,498

During the year ended December 31, 2011, the Company recognized a realized loss of $1,170 related to the impairment of certain miscellaneous assets and included the loss in principal transactions and other income in the Company’s consolidated balance sheets.

Accounts payable and other liabilities include accounts payable, rent payable, payroll tax liabilities, severance payable, accrued interest payable, accrued income taxes, guarantee liabilities related to Alesco XIV (see note 28), deferred income (see note 5), withdrawal payable to the partner related to the redeemable non-controlling interest (see note 20) and other general accrued expenses.

Accounts payable and other liabilities at December 31, 2011 and December 31, 2010 included:

	December 31, 2011	December 31, 2010
Accounts payable	$1,181	$1,169
Rent payable	1,289	829
Accrued interest payable	662	709
Income and payroll taxes payable	1,947	1,567
Severance payable	—	150
Guarantee liability	1,084	1,084
Deferred income	1,761	4,400
Non-controlling interest redemption payable	3,149	—
Other general accrued expenses	5,643	3,257

Accounts payable and other liabilities	$16,716	$13,165

18. VARIABLE INTEREST ENTITIES

The Company’s policy on accounting for VIEs is discussed in note 3-J.

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company; and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of December 31, 2011, the Company has drawn this conclusion.

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

As of December 31, 2011, the Company has variable interests in various securitizations but it has determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the year ended December 31, 2011, 2010 and 2009 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2011 and 2010.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of the two trust VIEs that hold the Company’s junior subordinated notes (see note 19) and the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2011 and 2010.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	December 31, 2011
	Carrying Amount		Maximum Exposure to loss in non- consolidated VIEs
	Other Receivables	Other Investments, at Fair Value
Managed VIEs	$1,830	$—	$1,830
Third party managed VIEs	175	88	263

Total	$2,005	$88	$2,093

	December 31, 2010
	Carrying Amount		Maximum Exposure to loss in non- consolidated VIEs
	Other Receivables	Other Investments, at Fair Value
Managed VIEs	$2,087	$—	$2,087
Third party managed VIEs	143	105	248

Total	$2,230	$105	$2,335

19. DEBT

The Company had the following debt outstanding as of December 31, 2011 and 2010, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par		December 31, 2011	December 31, 2010	Interest Rate Terms		Weighted Average Interest Rate at 12/31/2011	Weighted Average Maturity
2010 Credit Facility	$—		$—	$6,976	N/A		N/A	December 2011

Contingent convertible senior notes:
7.625% Contingent convertible senior notes (the “Old Notes”)	10,360		10,303	19,104	7.63%		7.63%	May 2012 (1)
10.50% Contingent convertible senior notes (the “New Notes”)	8,121		8,030	—	10.50%		10.50%	May 2014(1)

	18,481		18,333	19,104

Junior subordinated notes	48,125	(2)	17,343	17,160	7.52%		7.52%	August 2036
Subordinated notes payable	1,491		1,491	1,448	12.00	%(3)	12.00%	June 2013

Total			$37,167	$44,688

(1)	Represents the weighted average put date maturity. The weighted average contractual maturity for the Old Notes and the New Notes is May 2027.

The Company may redeem all or part of the $10,360 aggregate principal amount of the Old Notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the Old Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the Old Notes may require the Company to repurchase all or a portion of the Old Notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the Old Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the Old Notes are required to provide notice to the Company of their plan to redeem the Old Notes at any time during the 30 days prior to May 15, 2012, May 15, 2017, and May 15, 2022.

The Company may redeem all or part of the $8,121 aggregate principal amount of the New Notes for cash on or after May 20, 2014, at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding the repurchase date. The holders of the New Notes may require the Company to repurchase all or a portion of the New Notes for cash on May 15, 2014, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes are required to provide notice to the Company of their plan to redeem the New Notes at any time during the 30 days prior to May 15, 2014, May 15, 2017, and May 15, 2022.

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

The 2010 Credit Facility

On July 29, 2010, Dekania Investors, LLC, a subsidiary of the Company, entered into a secured credit facility with TD Bank, N.A. (the “2010 Credit Facility”). The proceeds of the 2010 Credit Facility were used to finance working capital requirements and for general corporate purposes.

The 2010 Credit Facility was comprised of $9,300 of term loan capacity and a maximum of $1,300 for the issuances of letters of credit. On July 29, 2010, Dekania Investors, LLC drew $9,300 and made scheduled payments of principal and interest as required over the term of the credit facility through December 22, 2011 at which time the Company paid off and terminated the 2010 Credit Facility. Amounts outstanding pursuant to the 2010 Credit Facility bore interest, at Dekania Investors LLC’s option, at either: (1) the adjusted LIBOR rate (as defined in the 2010 Credit Facility) plus 4.5% provided that the adjusted LIBOR was at least 1.5%, or (2) a base rate (as defined in the 2010 Credit Facility), plus 2.75%. The minimum annual interest rate of the 2010 Credit Facility was 6.0%.

Dekania Investors, LLC paid a fee on the face amount of each letter of credit issued equal to (1) 4.5%, (2) a fronting fee of 0.25% on the face amount of the letter of credit issued, and (3) the customary issuance fees. TD Bank charged an upfront fee for the 2010 Credit Facility of $250, and the Company was required to pay TD Bank $450 as an exit fee for a previous credit facility in third quarter of 2010.

As a result of the 2010 Credit Facility and the related security and pledge agreements, the Company and its affiliates had continued to grant TD Bank a security interest in certain of their assets, including substantially all of their remaining asset management contracts and their rights in the three-year Services Agreement discussed in note 5, but not its investments that were classified as investments-trading. Upon the termination of the 2010 Credit Facility, the Company’s assets were released from restriction by TD Bank.

Contingent Convertible Senior Notes

7.625% Contingent Convertible Senior Notes due 2027(the “Old Notes”)

The Company assumed $26,150 principal amount of 7.625% Contingent Convertible Senior Notes due 2027 from AFN at the time of the Merger. The Company recorded the Old Notes at fair value as of the date of the Merger. Any difference between the fair value of the Old Notes on the Merger date and the principal amount of debt is amortized into earnings over the estimated remaining life of the underlying debt as an adjustment to interest expense.

During 2010, the Company repurchased $6,644 principal amount of the Old Notes from unrelated third parties for $5,596 including accrued interest. The Company recognized a gain from repurchases of debt of $923 which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations. The Company also recognized a gain from the repurchase of subordinated notes during 2010 which was also included in this line.

On June 20, 2011, the Company commenced an offer to exchange (the “Exchange Offer”), at the election of each holder, any and all of the Company’s outstanding 7.625% Contingent Convertible Senior Notes due 2027. Under the terms and subject to the conditions of the Exchange Offer, for each validly tendered and accepted $1,000 principal amount of the Old Notes, an eligible holder received $1,000 principal amount of a new series of 10.50% Contingent Convertible Senior Notes due 2027, (the “New Notes”). The Exchange Offer expired on July 19, 2011. The purpose of the offer was to improve the Company’s financial flexibility by extending the first date at which holders of the Old Notes can require the Company to repurchase the Old Notes from May 15, 2012 to May 15, 2014.

In July 2011, $7,621 aggregate principal amount of the Old Notes were tendered for exchange, representing approximately 39% of the principal amount of the Old Notes outstanding. In accordance with the terms of the Exchange Offer, the Company issued $7,621 aggregate principal amount of New Notes in exchange for the $7,621 aggregate principal amount of the Old Notes that were tendered. The Company also paid in cash all accrued and unpaid interest on the Old Notes tendered and accepted in the Exchange Offer to, but not including, the settlement date. In addition, the Company completed a privately negotiated exchange of $500 in aggregate principal balance of the Old Notes effective in October 2011. The terms of this exchange were the same as the Exchange Offer which was completed in July 2011.

The Company treated the exchanges as modifications rather than extinguishments of the Old Notes and a new issuance of New Notes. Accordingly, the Company expensed all transaction costs associated with the exchange offer. The discount associated with the Old Notes was allocated between the New Notes and the Old Notes on a pro rata basis. The discount allocated to the New Notes will be amortized as interest expense through May of 2014 using the effective interest method. The discount allocated to the Old Notes will continue to be amortized as interest expense through May 2012 using the effective interest method.

In November 2011, the Company repurchased $1,025 aggregate principal amount of the Old Notes from unrelated third parties for $988 including accrued interest. The Company recognized a gain from repurchase of debt of $33 which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations.

As of December 31, 2011 and 2010, the Company held an aggregate principal amount of the Old Notes of $10,360 and $19,506, respectively, with a carrying value of $10,303 and $19,104, respectively. The Old Notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsubordinated, unsecured indebtedness. The Old Notes are subordinated in right of payment to the Company’s existing and future secured indebtedness to the extent of such security. The Old Notes bear interest at an annual rate of 7.625%. Interest on the Old Notes is payable semiannually on May 15 and November 15 of each year. The Old Notes mature on May 15, 2027.

The Company may redeem all or part of the Old Notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the Old Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date.

The holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes for cash on May 15, 2012, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the Old Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the Old Notes are required to provide notice to the Company of their plan to redeem the Old Notes at any time during the 30 days prior to May 15, 2012, May 15, 2017, and May 15, 2022.

As of December 31, 2011, the Company was in compliance with the covenants of the Old Notes.

10.50% Contingent Convertible Senior Notes due 2027

The Company issued $8,121 aggregate principal amount of New Notes at par during the second half of 2011 in connection with the Exchange Offer and the privately negotiated transaction referenced above. The New Notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsubordinated, unsecured indebtedness. The New Notes are subordinated in right of payment to the Company’s existing and future secured indebtedness to the extent of such security. The New Notes bear interest at an annual rate of 10.50%. Interest on the New Notes is payable semiannually on May 15 and November 15 of each year. The New Notes mature on May 15, 2027. As of December 31, 2011, the carrying value of the New Notes was $8,030.

The Company may redeem all or part of the New Notes for cash on or after May 20, 2014, at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date.

The holders of the New Notes may require the Company to repurchase all or a portion of their New Notes for cash on May 15, 2014, May 15, 2017 and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes are required to provide notice to the Company of their plan to redeem the New Notes at any time during the 30 days prior to May 15, 2014, May 15, 2017, and May 15, 2022.

As of December 31, 2011, the Company was in compliance with the covenants of the New Notes.

The Conversion Feature

Both the New Notes and the Old Notes will be convertible prior to their stated maturity date into cash, or if note holders exercise their conversion option, shares of the Company’s Common Stock under certain circumstances The conversion feature of the New Notes and the Old Notes provides that each holder may exchange their notes for the Company’s Common Stock at a conversion rate of $116.37 per share of common stock for every $1,000 of par value in accordance with the detailed terms outlined below. In other words, for each $1,000 of par value of held, the holder can exchange the notes for 8.5933 shares of the Company’s Common Stock.

This conversion rate is, for anti-dilution protection, subject to adjustments for certain corporate events, such as stock splits and stock dividends. The holders of the New Notes can exercise their conversion option as follows:

1.	The holders can exercise their conversion option in any fiscal quarter if the trading price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days out of a 30 trading day period ending with the last trading day of the previous quarter.

2.	The holders can exercise their conversion option in any five business day period if, for the previous five trading days, the trading price of the New Notes is less than 98% of the product of (i) the Company’s common stock price multiplied by (ii) the then current conversion rate.

3.	The holders can exercise their conversion option if the Company were to call the New Notes for redemption.

4.	The holders can exercise their conversion option at any time during the 30 day period prior to the stated maturity.

The holders can also exercise their conversion option during the occurrence of certain corporate events, a fundamental change of the Company (as defined in the note indenture), and certain stock issuances and distributions undertaken by the Company. The conversion option is embedded and not detachable or otherwise separable from the debt instrument.

Junior Subordinated Notes

The Company assumed $49,614 aggregate principal amount of junior subordinated notes outstanding at the time of the Merger. As of December 31, 2011 and 2010, the carrying value of the Company’s junior subordinated notes outstanding was $17,343 and $17,160, respectively. The Company recorded the debt at fair value on the acquisition date. Any difference between the fair value of the junior subordinated notes on the Merger date and the principal amount of debt is amortized into earnings over the estimated remaining life of the underlying debt as an adjustment to interest expense.

The junior subordinated notes are payable to two special purpose trusts:

1. Alesco Capital Trust I: $28,995 in aggregate principal amount issued in June 2007. As of December 31, 2011 and 2010, the carrying value of these notes was $10,404 and $10,767, respectively. The notes mature on July 30, 2037 and may be called by the Company at par any time after July 30, 2012. The notes accrue interest payable quarterly at a fixed interest rate equal to 9.495% per annum through the distribution payment date on July 30, 2012 and thereafter at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. All principal is due at maturity. The Alesco Capital Trust simultaneously issued 870 shares of the Alesco Capital Trust’s common securities to the Company for a purchase price of $870, which constitutes all of the issued and outstanding common securities of the Alesco Capital Trust.

2. Sunset Financial Statutory Trust I (“Sunset Financial Trust”): $20,619 in aggregate principal amount issued in March 2005. As of December 31, 2011 and 2010, the carrying value of these notes was $6,939 and $6,393, respectively. The notes mature on March 30, 2035. The notes accrue interest payable quarterly at a floating rate of interest of 90-day LIBOR plus 415 basis points. All principal is due at maturity. The Sunset Financial Trust simultaneously issued 619 shares of the Sunset Financial Trust’s common securities to the Company for a purchase price of $619, which constitutes all of the issued and outstanding common securities of the Sunset Financial Trust.

The Trusts described above are VIEs pursuant to variable interest provisions included in FASB ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because the Company’s investment in the Trusts’ common securities was financed directly by the Trusts as a result of their loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to variable interest guidance in FASB ASC 810, and the Company is not the primary beneficiary of the Trusts. The Trusts are not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trusts as a liability, and the investment in the Trusts’ common securities as an asset. The common securities were deemed to have a fair value of $0 as of the Merger Date and as of December 31, 2010 and 2011.

Subordinated Notes Payable

On June 25, 2008, the Company executed three separate agreements with three of its members (Daniel G. Cohen, Christopher Ricciardi and Cohen Financial Group, Inc. (“CFG”) to obtain $9,000 of unsecured subordinated financing (the “Original Subordinated Notes”). The Original Subordinated Notes were comprised of $6,000 from CFG, $2,000 from Daniel G. Cohen, and $1,000 from Christopher Ricciardi. See note 31 for further discussion of CFG.

CFG filed a Certificate of Dissolution with the Secretary of State of the State of Delaware on December 16, 2009 and is in process of completing the liquidation process. Prior to the completion of the Merger, the Company, issued new subordinated notes to each stockholder of CFG evidencing its obligation to pay to each such stockholder the stockholder’s pro rata share of the Original Subordinated Note to CFG (the “New Subordinated Notes”, and, together with the Original Subordinated Notes, the “Subordinated Notes”). The New Subordinated Notes have substantially the same terms and provisions as contained in CFG’s Original Subordinate Note.

Messrs. Cohen and Ricciardi were stockholders of CFG and received New Subordinated Notes in the original principal amount of $495 and $103, respectively, representing their pro rata share of CFG’s note.

The Subordinated Notes mature on June 20, 2013 and bear interest at an annual rate of 12%. A portion of this interest, 9%, is payable in cash semiannually on May 1 and November 1 of each year commencing on, in the case of the Original Subordinated Notes, November 1, 2008, and, in the case of the New Subordinated Notes, May 1, 2010. The remaining portion, 3%, is paid in-kind at an annual rate of 3% which is also payable semiannually. All accrued in-kind interest is added to the unpaid principal balance of the Subordinated Notes on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%. The Subordinated Notes are unsecured obligations of the Company.

On July 29, 2010, CCS, one of the Company’s U.S. broker-dealer subsidiaries, commenced its offer to purchase all of the outstanding Subordinated Notes for an amount equal to 80% of the outstanding principal balance (including accrued paid in-kind interest up to, but excluding, the payment date) plus 100% of accrued and unpaid cash interest up to, but excluding, the payment date. As of July 29, 2010, the Subordinated Notes had a principal balance of $9,508. On August 27, 2010, CCS completed its cash offer to purchase all of the outstanding Subordinated Notes that were tendered. A total of $8,081 principal amount of the Subordinated Notes (representing 85% of the outstanding Subordinated Notes) was tendered prior to the expiration of the offer to repurchase on August 26, 2010. CCS accepted for purchase all of the Subordinated Notes tendered for a total purchase price of $6,762, including accrued interest. The Company recognized a gain from repurchase of debt of $1,632 for the year ended December 31, 2010. See note 31 for a description of notes held and redeemed by related parties.

The interest expense (both cash and in-kind) on the Subordinated Notes totaled $176, $800 and $1,099 for the years ended December 31, 2011, 2010 and 2009, respectively, and was included in interest expense in the consolidated statements of operations. As of December 31, 2011 and 2010, the Subordinated Notes payable was $1,491 and $1,448, respectively.

Deferred Financing

For the years ended December 31, 2011, 2010, and 2009, the Company charged $134, $675 and $169, respectively, of unamortized deferred financing costs to interest expense in the consolidated statements of operations related to the termination of former bank group loans and the 2010 Credit Facility.

The Company paid $349 of deferred financing costs during the second half of 2010 associated with the 2010 Credit Facility which was fully amortized to interest expense in 2011. Deferred financing costs are recorded in other assets in the consolidated balance sheets.

The Company recognized interest expense from deferred financing costs of $282, $1,111, and $1,036 for the years ended December 31, 2011, 2010 and 2009, respectively. The remaining net deferred financing asset as of December 31, 2011 and 2010 was $0 and $282, respectively, and was included in other assets in the consolidated balance sheets. See note 17.

Interest Rate Swap

The Company entered into an interest rate swap under a former bank group loan. See note 11. It did not designate this swap as a hedge. The Company carried the swap at fair value and included any gain or loss as part of interest expense, a component of non-operating income / (expense) on the consolidated statements of operations. The Company terminated the swap in June 2009 upon entering into another credit facility.

Interest Expense, net

Interest expense includes interest incurred for the Company’s debt described in this note, the amortization of deferred financing related to the former credit facilities, the amortization of discount related to the convertible senior notes and the junior subordinated notes, interest income or expense related to the amount owed to a withdrawing partner of PrinceRidge (see note 20) and the change in fair value of the interest rate swap.

20. REDEEMABLE NON-CONTROLLING INTEREST (TEMPORARY EQUITY)

The redeemable non-controlling interest represents the equity interests of PrinceRidge which are not owned by the Company. The members of PrinceRidge have the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period.

The Company’s policy on accounting for the redeemable non-controlling interest is discussed in note 3-O.

In June 2011, one partner withdrew from PrinceRidge and, therefore, the Company reclassified $3,536 from redeemable non-controlling interest to accounts payable and other liabilities. Per the terms of the operating agreement, PrinceRidge must redeem the partner’s equity interests over a five year period. The amount actually due to the withdrawing partner will fluctuate over time based on the operating results of PrinceRidge. The carrying value of the liability owed to the withdrawing partner will be recorded at the amount owed as of each balance sheet date. Any increases or decreases in the amount owed will be recorded as interest income or expense and will be included in the non operating section of the consolidated statement of operations. As of December 31, 2011, the withdrawal payable to the partner was $3,149. See note 17.

21. PERMANENT EQUITY AND RESTRICTIONS

Stockholders’ Equity

Upon the consummation of the Merger, each holder of Restricted Units (1) received 0.57372 shares of the Company’s Common Stock, or (2) retained 0.57372 new membership units in the Operating LLC. Any outstanding options were cancelled effective with the Merger. See note 22.

Prior to the Merger, Cohen Brothers was a limited liability company. As a result of the Merger, the Company is a corporation from an accounting perspective. All historical share/unit and per share/unit information presented prior to the Merger date was retroactively restated for the recapitalization of membership units based on the exchange ratio determined in connection with the Merger.

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

Preferred Stock

Series A Voting Convertible Preferred Stock: In connection with the Merger, in exchange for all of Cohen Brothers Class C membership units, Daniel G. Cohen, the Chairman and Chief Executive Officer of the Company, held through Cohen Bros. Financial, LLC (“CBF”), received one share of the Company’s Series A Voting Convertible Preferred Stock (“Series A Preferred Stock”), which had no economic rights but gave Mr. Cohen the right to nominate and elect a number equal to at least one-third (but less than a majority) of the total number of directors on the Company’s Board of Directors. The Series A Preferred Stock would be automatically redeemed for par value on December 31, 2012. The holder of Series A Preferred Stock was not entitled to receive any dividends, distributions, or any distributions upon liquidation, dissolution, or winding up of the Company. On October 18, 2010, Mr. Cohen elected to convert the one share of Series A Preferred Stock that he held into 4,983,557 shares of Series B Voting Non-Convertible Preferred Stock. Therefore, there were no shares of Series A Preferred Stock issued and outstanding as of December 31, 2010 and 2011.

Series B Voting Non-Convertible Preferred Stock: Each share of the Company’s Series B Voting Non-Convertible Preferred Stock (“Series B Preferred Stock”), does not have any economic rights but entitles Mr. Cohen to vote the Series B Preferred Stock on all matters presented to the Company’s stockholders. Each share of Series B Preferred Stock is entitled to one vote. The 4,983,557 shares of Series B Preferred Stock are equivalent to the amount of Operating LLC membership units held by Mr. Cohen as of December 31, 2010 and 2011. See note 1. The Series B Preferred stock effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level). The Series B Preferred Stock effectively enables Mr. Cohen to exercise approximately 27.7% of the voting power of the Company’s Common Stock based on the outstanding number of shares of the Company’s Common Stock as of December 31, 2011. The Series B Preferred Stock will be automatically redeemed for par value on December 31, 2012. Holders of Series B Preferred Stock are not entitled to receive any dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company. As of December 31, 2011 and 2010, there were 4,983,557 shares of Series B Preferred Stock issued and outstanding.

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s Board of Directors in connection with the Stockholder Rights Plan discussed below. The holders of Series C Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2011 and 2010.

Stockholder Rights Plan

On December 21, 2009, the Company’s Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”) in an effort to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry forwards (the “deferred tax assets”) to reduce potential future federal income tax obligations. See note 23. The Rights Agreement provides for a distribution of one preferred stock purchase right (a “Right,” and collectively, the “Rights”) for each share of the Company’s Common Stock, par value $0.001 per share, outstanding to stockholders of record at the close of business on December 21, 2009. Each Right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share of Series C Preferred Stock, par value $0.001 per share, at a purchase price of $100.00 per unit, subject to adjustment.

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

No rights were exercisable at December 31, 2011, 2010 or 2009. There was no impact to the Company’s financial results as a result of the adoption of the Rights Agreement. The terms and conditions of the Rights are set forth in the Section 382 Rights Agreement attached as Exhibit 4.1 to IFMI’s Form 8-K filed with the SEC on December 28, 2009. The terms and conditions of the amendment to the Rights Agreement are set forth in the Amendment No. 1 to the Section 382 Rights Agreement, attached as Exhibit 4.1 to the IFMI’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

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

Retirement of Treasury Stock

During the second half of 2011, the Company repurchased 667,601 shares of its Common Stock. Of 667,601 shares repurchased, 647,701 shares were repurchased from an unrelated third party in a privately negotiated transaction in August 2011 and 19,900 shares were repurchased at various times in November and December 2011 in the open market. The total cost related to the 667,601 shares of the Company’s Common Stock repurchased was $1,488, which represented a weighted average price of $2.23 per share. The Company subsequently retired the common stock. In conjunction with this repurchase, IFMI surrendered an equal number of units to the Operating LLC.

Dividends and Distributions

During 2011 and 2010, the Company paid cash dividends on its outstanding common stock in the amount of $2,115 and $1,043, respectively. Pro-rata distributions were made to other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2011 and 2010, the Company paid cash distributions of $1,054 and $528, respectively, to the holders of the non-controlling interest.

The Company made distributions to its members in the amount of $4,746, for the year ended December 31, 2009.

Distributions to members are governed by the Operating LLC’s Amended and Restated Limited Liability Company Operating Agreement. Substantially all of the Company’s operations are conducted at the Operating LLC level. In order to pay dividends to its stockholders, the Company must receive distributions from the Operating LLC. Therefore, substantially all the Company’s net assets as well as net income are subject to restrictions on paying dividends. In addition, $39.5 million of net assets including $11.0 million of cash are subject to withdrawal restrictions as a result of its investment in PrinceRidge. Distributions from PrinceRidge are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forego these distributions or to pay distributions in excess of this amount with the unanimous vote of the board. The board of PrinceRidge GP is comprised of five members. Three members are appointed by the Operating LLC and two are appointed by the individuals that were members of PrinceRidge GP prior to our investment. However, each member/partner of PrinceRidge does have the ability to borrow up to 30% of their investment from PrinceRidge. The member must provide 45 days notice of such borrowing and PrinceRidge must determine that the loan would not cause material harm to it. The borrowing member must pay 10% interest on this borrowing and the borrowing may only be outstanding for one year. Each partner may exercise this right once every two year period.

Shares/Units Outstanding of Stockholders’/Members’ Equity of the Company

The following table summarizes the unit/share transactions that occurred in members’ equity/stockholders’ equity during the years ended December 31, 2009, 2010 and 2011, respectively.

ROLLFORWARD OF UNITS/SHARES OUTSTANDING OF

INSTITUTIONAL FINANCIAL MARKETS, INC.

(Prior to December 16, 2009, Cohen Brothers, LLC)

For the Year Ended December 31, 2009

	December 31, 2008	Issuance as Equity-Based Compensation	Unit Repurchase/ Forfeiture or Expiration or Cancellation of Options	Issuance of Units	Recapitalization	Issuance of Shares as Merger Consideration	Units retained by Non-controlling Interest	December 31, 2009
Restricted Units	9,611,707	—	—	—	(9,611,707)	—	—	—
Options	437,479	265,760	(703,239)	—	—	—	—	—
Common Stock	—	—	—	—	9,611,709	5,979,085	(5,283,556)	10,307,238
Restricted Stock	—	—	—	—	—	36,109	—	36,109
Treasury Stock	—	—	—	—	(50,400)	—	—	(50,400)

	10,049,186	265,760	(703,239)	—	(50,398)	6,015,194	(5,283,556)	10,292,947

For the Year Ended December 31, 2010

	December 31, 2009	Issuance of shares	Issuance as Equity-Based Compensation	Vesting of Shares	Shares withheld for Employee Taxes	Forfeiture of Restricted Stock	December 31, 2010
Common Stock	10,307,238	—	—	89,572	(25,952)	—	10,370,858
Restricted Stock	36,109	—	216,383	(89,572)	—	(694)	162,226
Treasury Stock	(50,400)	—	—	—	—	—	(50,400)

	10,292,947	—	216,383	—	(25,952)	(694)	10,482,684

For the Year Ended December 31, 2011

	December 31, 2010	Issuance of shares	Issuance as Equity-Based Compensation	Vesting of Shares	Shares withheld for Employee Taxes	Forfeiture/ Cancellation of Restricted Stock (1)	Purchase of Common Stock for Treasury	Retirement of Treasury Stock	December 31, 2011 (2)
Common Stock	10,370,858	313,051	—	140,857	(24,668)	—	—	(667,601)	10,132,497
Restricted Stock	162,226	—	3,924,612	(140,857)	—	(1,348,361)	—	—	2,597,620
Treasury Stock	(50,400)	—	—	—	—	—	(667,601)	667,601	(50,400)

	10,482,684	313,051	3,924,612	—	(24,668)	(1,348,361)	(667,601)	—	12,679,717

(1)	Included in the 1,348,361 shares of restricted stock forfeited/cancelled are 90,135 shares of restricted stock of IFMI that the Company cancelled and replaced with 90,135 restricted units of IFMI common stock in October 2011. The 90,135 restricted units are not included in the above table since the restricted units are not considered legally outstanding.
(2)	Excludes the 90,135 restricted units of IFMI common stock granted in October 2011. See note 22.

Non-Controlling Interest

Future Conversion / Redemption of Operating LLC Units

Of the 5,252, 002 Operating LLC membership units and 5,283,556 Operating LLC membership units not held by the Company as of December 31, 2011 and 2010, respectively, Daniel G. Cohen, through CBF, a single member LLC, holds 4,983,557 Operating LLC membership units. Each of Mr. Cohen’s Operating LLC membership units is redeemable at Mr. Cohen’s option, at any time on or after January 1, 2013, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the

Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. As of December 31, 2011 and 2010, other members of the Operating LLC held a total of 268,445 units and 299,999 units, respectively. These units have the same redemption rights as described above except that the members holding these units may elect to redeem their shares at any time.

In January 2011, the Company granted 559,020 restricted units of the Operating LLC to certain JVB Sellers in connection with the JVB acquisition that remained employees of JVB. These units vest over a three year period and are treated as compensation for future service. See notes 4 and 22.

During the third quarter of 2011, one member of the Operating LLC redeemed 31,554 membership units for $107 in cash.

Unit Issuance and Surrender Agreement—Acquisition and Surrender of Additional Units of the Operating LLC, net

On December 10, 2010, but effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) which was approved by IFMI’s Board of Directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of IFMI’s common stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its common stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. During the year ended December 31, 2011, the Operating LLC issued to IFMI 259,212 units related to the UIS Agreement.

During the year ended December 31, 2011, the Operating LLC issued to IFMI 313,051 units related to an equal share issuance by IFMI in conjunction with the acquisition of JVB.

Also during the year ended December 31, 2011, IFMI surrendered 667,601 units to the Operating LLC related to the retirement of common stock.

In summary, during the year ended December 31, 2011, IFMI surrendered (net of acquisitions) 95,338 units of the Operating LLC pursuant to the UIS Agreement, as a result of the JVB acquisition, and as a result of the retirement of common stock. The Company recognized a net decrease in additional paid-in-capital of $8 and a net decrease in accumulated other comprehensive loss of $4 with an offsetting increase in non-controlling interest of $12 in connection with the acquisition and surrender of additional units of the Operating LLC.

The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the years ended December 31, 2011 and 2010, respectively:

	December 31, 2011	December 31, 2010
Net income / (loss) attributable to IFMI	$(9,388)	$7,595
Transfers (to) from the non-controlling interest:
Decrease in IFMI’s paid in capital for the acquisition / (surrender) of additional units of consolidated subsidiary, net	(8)	—

Changes from net income/(loss) attributable to IFMI and transfers (to) from non-controlling interest	$(9,396)	$7,595

22. EQUITY-BASED COMPENSATION

As described in note 3-Q, the Company’s equity based compensation paid to its employees was comprised of Options, Restricted Units, and restricted shares.

Prior to the Merger, the Company granted, from time to time, Options and Restricted Units to its officers and employees pursuant to the former Cohen Brothers option plan and limited liability company agreement. Upon the consummation of the Merger, any outstanding unit options granted under the option plan were cancelled and all Restricted Units exchanged for shares of the Company’s Common Stock. All unamortized expense was charged to operations. See note 21.

Unit Options Prior to the AFN Merger

During the year ended December 31, 2009, no Options were exercised. The weighted average grant date fair value of options granted during 2009 was $6.00. All Options outstanding prior to December 16, 2009 were cancelled upon the consummation of the Merger. The Company recognized equity based compensation expense in connection with the issuance of Options of $3,513 for the year ended December 31, 2009, and the equity based compensation expense was included in compensation and benefits in the consolidated statements of operations.

The fair values of options were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions during 2009: (1) risk free rate—2.43%; (2) expected life (in years)—5.2; (3) expected volatility—38.42%; and (4) dividend yield—0.00%.

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

There were no Restricted Units granted during 2009. The Company recognized equity-based compensation expense of $2,044 for the year ended December 31, 2009, and the expense was included in compensation and benefits in the consolidated statements of operations.

Restricted Units Pursuant to the 2009 Equity Award Plan

The Cohen Brothers, LLC Amended and Restated 2009 Equity Award Plan (the “2009 Equity Award Plan”) was originally adopted by the Company in August 2009 and was amended and restated on April 28, 2010. The 2009 Equity Award Plan permits the grant of Operating LLC restricted units to the Company’s employees which represent a right that entitles the recipient, upon vesting of the restricted unit, to receive the number of Operating LLC membership units in the restricted unit agreement. The awards under this plan are subject to time-based and/or performance-based vesting conditions and generally vest over a period of three years. The maximum number of restricted units authorized to be granted pursuant this plan was limited to 1,721,160, of which no units remain available to be issued as of December 31, 2011. All awards pursuant to this plan are subject to the prior written consent of the Company’s Chairman and Chief Executive Officer, Daniel G. Cohen.

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

Substantially, all of the 2009 Equity Plan awards were issued during 2009 prior to the Merger. For the awards that were issued prior to the Merger, the Company determined the fair value of these restricted units based on the implied value of a Cohen Brothers membership unit derived from the Company’s public stock price on the date of grant multiplied by the exchange ratio called for in the Merger Agreement. For the awards that were issued during 2010, the Company determined the fair value of these restricted units based on the Company’s stock price on the date of grant.

Restricted Unit activity with respect to the Company’s 2009 Equity Award Plan was as follows for the year ended December 31, 2011:

RESTRICTED UNITS—SERVICE BASED VESTING

	Number Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	357,910	$7.32
Granted	—	—
Vested	—	—
Forfeited	(73,457)	7.04
Cancelled	(77,070)	7.69

Unvested at December 31, 2011	207,383	$7.29

The Restricted Units noted in the above table include a three year service requirement (of which two of the three years have elapsed) that must be met in order for the Restricted Units to vest. The weighted average grant date fair value for Restricted Units that contained only service based vesting criteria awarded pursuant to the 2009 Equity Award Plan for the years ended December 31, 2011, 2010 and 2009 was $0, $0 and $7.23, respectively. Of the 207,383 Restricted Units not vested as of December 31, 2011, 30,902 Restricted Units are restricted until December 2012 but there is no remaining service condition associated with the Restricted Units due to the fact that the holders of these Restricted Units were part of the workforce reductions that occurred during the third quarter of 2011. The Company recognized any remaining expense associated with the 30,902 Restricted Units upon the date of termination of the employees. In addition, there were 77,070 Restricted Units that were cancelled by the Company and effectively repurchased for no consideration related to certain workforce reductions that occurred during the third quarter or 2011.

RESTRICTED UNITS—PERFORMANCE BASED AND SERVICE BASED VESTING

	Number Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	289,957	$7.10
Granted	—	—
Vested	—	—
Forfeited	(187,829)	7.23
Cancelled	—	—

Unvested at December 31, 2011	102,128	$6.87

The Restricted Units noted in the above table include performance targets based on the generation of specified amounts of gross profit, revenues, or other operating targets that must be achieved by the individual grantees in addition to a three year service requirement (of which two of the three years have elapsed) that must be met in order for the Restricted Units to vest. The weighted average grant date fair value for Restricted Units that contained performance based and service based vesting criteria for the years ended December 31, 2011, 2010 and 2009 was $0, $5.28 and $7.25, respectively. Equity-based compensation expense for equity based awards that contain performance conditions are recognized when it becomes probable that such performance conditions will be met.

The Company recognized equity-based compensation expense of $400, $1,144 and $975 related to the 2009 Equity Award Plan for the years ended December 31, 2011, 2010 and 2009, respectively, and the expense was included in compensation and benefits in the consolidated statements of operations.

Restricted Units of the Operating LLC Related to the JVB Acquisition

In connection with the acquisition of JVB in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain JVB sellers that remained employees of JVB. These units include a service requirement and vest over a three year period and are treated as compensation for future service rather than as part of the purchase price to acquire JVB. The weighted average grant date fair value for the restricted units was $4.89. As of December 31, 2011, 559,020 restricted units of the Operating LLC were unvested. Upon vesting, the restricted units may be redeemed by the employee and the Company, at its discretion, may either pay cash or issue an equivalent number of IFMI common stock for the redemption of vested restricted units.

The Company recognized equity-based compensation expense of $879 related to the restricted units granted to the JVB Sellers that remained employees of JVB for the year ended December 31, 2011, and the expense was included in compensation and benefits in the consolidated statements of operations.

Restricted Common Stock and Restricted Units Pursuant to the AFN 2006 Equity Incentive Plan and the Institutional Financial Markets Inc. 2010 Long-Term Incentive Plan

In connection with the Merger, the Company assumed the AFN 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). In addition, the Company adopted the Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (the “2010 Equity Incentive Plan”) on April 22, 2010, which was approved by the Company’s stockholders at the Company’s annual meeting on December 10, 2010 and amended on April 18, 2011. The 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan are collectively referred to as the “Equity Incentive Plans”. The Equity Incentive Plans provide for the grant of stock options, restricted Common Stock, restricted units, stock appreciation rights, and other share-based awards. The Equity Incentive Plans are administered by the compensation committee of the Company’s Board of Directors. The maximum number of share based awards of the Company’s Common Stock authorized to be granted pursuant to these plans is limited to 4,996,500, of which 1,914,702 shares remain available to be issued as of December 31, 2011.

RESTRICTED STOCK—SERVICE BASED VESTING

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	162,226	$6.09
Granted	2,038,939	4.33
Vested	(140,857)	5.91
Forfeited (1)	(446,109)	5.00
Cancelled (2)	(40,135)	5.00

Unvested at December 31, 2011	1,574,064	$4.17

(1)	Includes the 360,000 shares of restricted stock that the Company’s former president forfeited in exchange for a cash payment of $745 made by the Company in October 2011.
(2)	The Company cancelled the award of 40,135 shares of restricted stock granted to an employee during 2011 and replaced this award with 40,135 restricted units of IFMI Common Stock in October 2011 that included the substantially same terms as the previous award. The Company did not recognize any incremental equity-based compensation expense related to the cancellation and replacement of the award. The grant of 40,135 restricted units is excluded from the above table since the table reflects the activity of restricted stock of the Company. The grant date fair value of the restricted units was $3.26. As of December 31, 2011, the Company had 40,135 unvested restricted units subject to service based vesting.

The weighted average grant date fair value for restricted stock that contained service based vesting criteria for the years ended December 31, 2011 and 2010 was $4.33 and $5.85, respectively. The Company assumed the restricted stock from AFN upon the merger on December 16, 2009, and, therefore, the Company did not grant any restricted stock in 2009.

RESTRICTED STOCK—PERFORMANCE BASED AND SERVICE BASED VESTING

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	—	$—
Granted	1,885,673	4.88
Vested	—	—
Forfeited	(812,117)	5.17
Cancelled (1)	(50,000)	4.60

Unvested at December 31, 2011	1,023,556	$4.72

(1)	The Company cancelled the award of 50,000 shares of restricted stock granted to an employee during 2011 and replaced this award with 50,000 restricted units of IFMI Common Stock in October 2011 that included substantially the same terms as the previous award. The Company did not recognize any incremental equity-based compensation expense related to the cancellation and replacement of the award. The grant of 50,000 restricted units is excluded from the above table since the table reflects the activity of restricted stock of the Company. The grant date fair value of the restricted units is $3.07. As of December 31, 2011, the Company had 50,000 unvested restricted units subject to performance based vesting.

The weighted average grant date fair value for restricted stock that contained performance based and service based vesting criteria for the year ended December 31, 2011 was $4.88. The Company did not grant any restricted stock with performance based and service based vesting prior to January 1, 2011.

The total fair value of awards vested based on the fair market value of the Company’s Common Stock on the vesting date during the year ended December 31, 2011 and 2010 was $570 and $580, respectively. All the awards that vested during 2011 and 2010 only contained service based vesting criteria.

The Company recognized equity based compensation of $24 for the period from December 17, 2009 to December 31, 2009 related to the 2006 Equity Incentive Plan and $1,361 and $5,708 for the years ended December 31, 2010 and 2011, respectively, related to the Equity Incentive Plans. Included in the $5,708 of expense recognized for the year ended December 31, 2011 is $1,800 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our former president, Mr. Christopher Ricciardi, which he subsequently forfeited in exchange for a cash payment of $745 that was paid by the Company in October 2011. The restricted shares and restricted units of Common Stock typically may vest either quarterly, annually, or at the end of a specified term on a straight line basis over the remaining term of the awards, assuming the recipient is continuing in service to the Company at such date, and, in the case of performance based equity awards, the performance thresholds have been attained. In the case of director grants, the equity awards are restricted for one year but have no performance or service conditions.

Equity-Based Compensation Expense

The following table summarizes the amounts the Company recognized as equity-based compensation expense including Restricted Stock, Restricted Units and Options. For the year ended December 31, 2011, equity based compensation also includes $687 of expense related to the issuance of restricted PrinceRidge units to certain employees. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2011 was $12,928 and the weighted average period of time over which this expense will be recognized is approximately 2.2 years. The awards assume estimated forfeitures during the vesting period which were updated to reflect the actual forfeitures that occurred during 2009, 2010 and 2011.

DETAIL OF EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS

(Dollars in Thousands)

For the Year Ended December 31,	Equity-Based Compensation Expense	Non Equity Based Compensation and Benefits Expense	Total Compensation and Benefits
2011	$7,674	$70,553	$78,227
2010	$2,505	$74,941	$77,446
2009	$6,556	$63,963	$70,519

23. INCOME TAXES

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

INCOME TAX EXPENSE

(Dollars in Thousands)

	For the Year Ended December 31,
	2011	2010	2009
Current income tax expense (benefit):
Federal income tax expense	$92	$—	$—
Foreign income tax expense	149	31	174
State and local income tax expense/(benefit)	—	47	(220)

	241	78	(46)

Deferred income tax expense (benefit):
Federal income tax (benefit) expense	(1,047)	587	55
State income tax (benefit) expense	(343)	(1,414)	—

Net deferred tax expense (benefit)	(1,390)	(827)	55

Total	$(1,149)	$(749)	$9

The current tax liability, net of refunds receivable as of December 31, 2011 and 2010, was $1,023 and $426, respectively, and is included as a component of accounts payable and other liabilities in the consolidated balance sheets. The current tax liability includes the liability for unrecognized tax benefits described below.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for 2011 and 2010. The Company was not subject to federal income tax prior to 2010:

	2011	2010
Federal statutory rate—35%	$(5,053)	$3,663
Pass thru impact	1,689	(1,267)
Goodwill impairment	—	1,299
Capital raising costs	111	776
Deferred tax valuation allowance	1,964	(5,214)
Other, net	140	(6)

Total	$(1,149)	$(749)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows:

DEFERRED TAX ASSET AND LIABILITY

(Dollars in Thousands)

	December 31, 2011			December 31, 2010
	Asset	Liability	Net	Asset	Liability	Net
Federal Net operating loss carry-forward	$28,116	$—	$28,116	$22,268	$—	$22,268
State Net operating loss carry-forward	4,841	—	4,841	2,989	—	2,989
Capital loss carry-forward	19,834	—	19,834	25,340	—	25,340
Unrealized gain on debt	—	(14,179)	(14,179)	—	(13,700)	(13,700)
Unrealized loss on investment in the Operating LLC	114,121	—	114,121	118,744	—	118,744
Other	6,730	—	6,730	6,657	—	6,657

Ending deferred tax asset/(liability)	173,642	(14,179)	159,463	175,998	(13,700)	162,298
Less: Deferred tax asset valuation allowance	(166,963)	—	(166,963)	(171,187)	—	(171,187)

Net deferred tax asset/(liability)	$6,679	$(14,179)	$(7,500)	$4,811	$(13,700)	$(8,889)

As of December 31, 2011, the Company had a federal net operating loss (“NOL”) of approximately $80,332, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $46,203 as of December 31, 2011, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carry forward will begin to expire in 2012. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

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

On December 21, 2009, the Company entered into the Rights Agreement to protect the use of previously accumulated NOLs, NCLs and certain other tax attributes by dissuading investors from aggregating ownership in the Company and triggering an Ownership Change. See note 21.

Notwithstanding the facts that (i) the Company has determined that the use of its remaining NOL and NCL carry forwards are not currently limited by Section 382 of the Code; and (ii) the Company has implemented the

Rights Agreement as described in note 21 to reduce the chance of a future ownership change, the Company recorded a valuation allowance for substantially all of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2011. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

In determining its federal income tax provision for 2011, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carry forwards through and including December 31, 2011. The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOLs and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carry forwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the statements of operations in the period it makes this determination. From that point forward, the Company would begin to record net deferred tax expense for federal and state income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs, for which the valuation allowance was removed.

Prior to 2010, the Company had no unrecognized tax benefits. A reconciliation of the beginning and ending unrecognized tax benefits for year ended December 31, 2011 and 2010, are as follows:

	2011	2010
Unrecognized tax benefits as of January 1	$1,231	$—
Increases due to tax positions taken during prior periods	—	—
Increases due to tax positions taken in current period	—	1,231
Decreases due to settlements with taxing authorities	—	—
Reductions due to lapse of applicable statute of limitations	—	—

Unrecognized tax benefits as of December 31	$1,231	$1,231

The total amount of the unrecognized tax benefit of $1,231, if recognized, would affect the Company’s annual effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the provision for income taxes in the consolidated statement of operations. During years ended December 31, 2011 and 2010, the Company recognized interest expense of $92 and $0 respectively. $92 and $0, are included in current taxes payable for accrued interest as of December 31, 2011 and 2010, respectively. No penalty amounts were recognized. Although it is possible, the Company does not expect the unrecognized tax benefits to change significantly within the next twelve months. The Company files tax returns in the U.S. federal jurisdiction, various states, the United Kingdom, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2008.

24. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) AND INCOME TAX EFFECT

OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME/(LOSS)

(Dollars in Thousands)

	Net unrealized gain / (loss)	Foreign currency items	Tax effect	Total
Balance, December 31, 2008	$—	$(1,725)	$—	$(1,725)
Merger and Reorganization	—	710	—	710

	$—	$(1,015)	$—	$(1,015)

Change in foreign currency items	—	433	—	433

Other comprehensive income, net	—	433	—	433

Balance, December 31, 2009	$—	$(582)	$—	$(582)

Change in foreign currency items	—	(83)	—	(83)

Other comprehensive loss, net	—	(83)	—	(83)

Balance, December 31, 2010	$—	$(665)	$—	$(665)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	—	(4)	—	(4)

	—	(669)	—	(669)

Change in foreign currency items	—	43	—	43

Other comprehensive income, net	—	43	—	43

Balance, December 31, 2011	$—	$(626)	$—	$(626)

25. NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined therein. As of December 31, 2011, the Company had four U.S. broker-dealers: CCS, CCCM, JVB and TPRG. As applied to the Company’s U.S. broker-dealer subsidiaries, CCS, CCCM, JVB and TPRG, the rule required net capital of $100, $250, $132 and $250 as of December 31, 2011, respectively. JVB was acquired by the Company on January 13, 2011 and a majority interest in TPRG was acquired by the Company on May 31, 2011. The rule required net capital of CCS and CCCM of $226 and $624 as of December 31, 2010, respectively. As of December 31, 2011 and 2010, CCS’s adjusted net capital was $3,809 and $3,942, respectively, which exceeded the minimum requirements by $3,709 and $3,716, respectively. As of December 31, 2011 and 2010, CCCM’s adjusted net capital was $23,699 and $22,352, respectively, which exceeded the minimum requirements by $23,449 and $21,728, respectively. As of December 31, 2011, JVB’s adjusted net capital was $9,558, which exceeded the minimum requirements by $9,426. As of December 31, 2011, TPRG’s adjusted net capital was $4,606, which exceeded the minimum requirements by $4,356.

EuroDekania Management Limited, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of December 31, 2011 and 2010, the total minimum required net liquid capital was $1,820 and $2,119, respectively, and net liquid capital in EuroDekania Management Limited was $4,881 and $8,318, respectively, which exceeded the minimum requirements by $3,061 and $6,199, respectively, in compliance with the net liquid capital provisions.

26. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated. Membership units that may be issued in connection with the vesting of a restricted unit issued pursuant to the 2009 Equity Incentive Plan have been excluded from the diluted weighted average shares outstanding calculations because of the obligations of Mr. Daniel G. Cohen, the Company’s Chairman and Chief Executive Officer, under the Equity Funding Agreement. See note 22.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share and per share information)

	Year Ended December 31,
	2011	2010	2009
Net income / (loss) attributable to IFMI	$(9,388)	$7,595	$(11,705)
Add / (deduct): Income / (loss) attributable to the non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(5,571)	3,620	—
Add / (deduct): Adjustment for income tax benefit / (expense) (2)	914	260	—

Net income (loss) on a fully converted basis	$(14,045)	$11,475	$(11,705)

Weighted average common shares outstanding—Basic	10,631,935	10,404,017	9,639,475
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,269,323	5,283,556	—

Weighted average common shares outstanding—Diluted (3)	15,901,258	15,687,573	9,639,475

Net income / (loss) per common share-Basic	$(0.88)	$0.73	$(1.21)

Net income / (loss) per common share-Diluted	$(0.88)	$0.73	$(1.21)

(1)	The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the year ended December 31, 2011 and 2010) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per common share when the effect is dilutive using the if-converted method.
(2)	If the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.
(3)	Due to the net loss for the year ended December 31, 2011, the weighted average shares calculation excluded (i) 1,807 Operating LLC membership units and (ii) 15,617 shares of IFMI restricted stock. For the year ended December 31, 2009, the weighted average shares calculation excluded 229,720 unrestricted Operating LLC units.

27. RESERVE REQUIREMENTS

As of December 31, 2011 and 2010, CCS and CCCM were not subject to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 because CCS and CCCM do not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, they qualify for an exemption under Rule 15c3-3(k)(2)(ii).

JVB and TPRG were acquired by the Company during 2011. As of December 31, 2011, JVB and TPRG were not subject to the reserve requirement under Rule 15c3-3 of the Securities Exchange Act of 1934 because JVB and TPRG do not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, they qualify for an exemption under Rule 15c3-3(k)(2)(ii).

28. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements that expire prior to 2017. Future minimum commitments under these operating leases are as follows:

FUTURE LEASE COMMITMENTS

(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2012	$4,161	$(1,974)	$2,187
2013	3,948	(2,037)	1,911
2014	3,700	(2,037)	1,663
2015	3,166	(2,037)	1,129
2016	2,191	(2,037)	154
2017 and Thereafter	—	—	—

	$17,166	$(10,122)	$7,044

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $3,163, $2,167 and $2,070, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease income of $1,220, $1,032 and $1,029, for the year ended December 31, 2011, 2010 and 2009, respectively. Included in rent expense for the year ended December 31, 2011 was $459 related to costs incurred by the Company for the termination or subletting of office leases during the third quarter of 2011 as part of the Company’s cost savings measure following the acquisition of PrinceRidge. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3-N.

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

CCS is also party to litigation commenced on May 21, 2009 in the Illinois Court under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC., Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. The plaintiff in this case is the Liquidation Trustee of the Sentinel

Liquidation Trust, which emerged from the bankruptcy of Sentinel, filed in August 2007. The Liquidation Trustee, purportedly as the assignee of claims of Sentinel’s customers, alleges that, by recommending that Sentinel purchase securities, mainly collateralized debt obligations, that the trustee deems to have been unsuitable for Sentinel’s customer accounts, CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law. The complaint also alleges claims under common law theories of negligence and unjust enrichment. The relief sought by the Liquidation Trustee under these various legal theories includes damages, disgorgement, costs, and attorneys’ fees. The Company is vigorously defending all claims. CCS filed a motion to dismiss the Liquidation Trustee’s complaint on July 21, 2009; that motion was dismissed “as moot” on March 29, 2011. Neither the court nor the Liquidation Trustee has taken any action since that time. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

In addition to the matters set forth above, the Company is a party to various routine legal proceedings and regulatory inquiries arising out of the ordinary course of the Company’s business. Management believes that the results of these routine legal proceedings and regulatory matters will not have a material adverse effect on the Company’s financial condition, or on the Company’s operations and cash flows. However, the Company cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, is unable to determine whether these future legal fees and expenses will have a material impact on the Company’s operations and cash flows. It is the Company’s policy to expense legal and other fees as incurred.

Non-Profit Preferred Funding I (“NPPF I”) Arrangement with Merrill Lynch Portfolio Management, Inc.

On December 27, 2007, Merrill Lynch Portfolio Management, Inc. (the “NPPF I Trustor”) and the trustee of the NPPF I collateralized debt obligation entered into a loan agreement whereby the NPPF I Trustor made an initial $3,000 advance to the NPPF I collateralized debt obligation so that additional funds would be available for the most junior collateralized debt obligation certificate holders in future distributions of collateralized debt obligation waterfall payments. At each waterfall payment date, the advance is repaid in full and the NPPF I Trustor re-advances a scheduled amount to the collateralized debt obligation trust. The scheduled amounts will decrease by $300 on each distribution date through September 15, 2012. The advance does not bear interest. The Company is not a party to this agreement and is not obligated to provide reimbursement for any outstanding advances to NPPF I Trustor. As of December 31, 2011, the outstanding advance between NPPF I Trustor and Merrill Lynch Portfolio Management, Inc. was $600.

As an accommodation to the NPPF I Trustor, the Company agreed to pay 6% simple interest on the advance via a side letter agreement entered into on December 27, 2007 between the Company and the NPPF I Trustor. The Company is only obligated to pay interest on outstanding advances. The side letter will terminate on the earlier of the payment in full of all advances and December 2014. The Company accounts for the interest on the outstanding advances as a reduction to revenue since these interest payments are deemed a direct reduction of the Company’s on-going revenue that otherwise would have been earned for the duration of the trust. The reduction in revenue earned by the Company for the year ended December 31, 2011, 2010 and 2009 was $52, $88 and $124, respectively. The potential additional liability the Company would have, assuming the $600 advance (as of December 31, 2011) to the NPPF I Trust remained outstanding through December 2014 would be approximately $108.

The Company sold the NPPF I management contract during the first quarter of 2009. See note 6. However, the Company retained this obligation.

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

Other

Alesco Preferred Funding X, Ltd. (“Alesco X”) is a collateralized debt obligation that was managed by Cohen & Company Financial Management, LLC (“CCFM”). Alesco X owned $4,000 of Trust Preferred Securities issued by Leawood Bancshares Statutory Trust I (the “Leawood TruPS”). Leawood Bancshares, Inc. (“Leawood”), and Alesco X entered into a letter agreement dated March 1, 2010 regarding the sale back to Leawood of the Leawood TruPS in exchange for $1,000 upon the occurrence of certain conditions related to the sale of Leawood to CrossFirst Holdings, LLC (“CrossFirst”) (the “Leawood/Alesco Agreement”). The proposed transaction contemplated by the Leawood/Alesco Agreement never closed as a result of the objections of investors in Alesco X, but the ultimate transaction between Leawood and CrossFirst did close.

On or about July 23, 2010, Leawood and CrossFirst Holdings, LLC filed a lawsuit against Alesco X in the United States District Court for the Southern District of New York, Civil Action No. 10-CV-5637 (JSR) for breach of the Leawood/Alesco Agreement. CCFM was not named in the lawsuit. ATP Management LLC, as purchaser of the management rights of Alesco X from CCFM, took over the defense of the action. In late October 2011, the Court issued a summary judgment decision against Alesco X and in favor of Leawood and CrossFirst. On or about December 6, 2011, the United States District Court for the Southern District of New York issued a judgment in favor of Leawood and against Alesco in the amount of $1,618 and in favor of CrossFirst and against Alesco X in the amount of $1,840. In exchange for a full release from Leawood, CrossFirst and Alesco X, the Company agreed to contribute $2,250 to Alesco X’s settlement of the judgment. This amount was included as a component of professional services and other operating expense in the consolidated statement of operations.

29. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The accounting policies of the three segments are the same as those described in note 3.

The Company’s business segment information for the years ended December 31, 2011, 2010 and 2009 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

As of and for the year ended December 31, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$73,167	$—	$—	$73,167	$—	$73,167
Asset management	—	21,698	—	21,698	—	21,698
New issue and advisory	3,585	—	—	3,585	—	3,585
Principal transactions and other income	199	1,316	366	1,881	—	1,881

Total revenues	76,951	23,014	366	100,331	—	100,331
Total operating expenses	79,986	6,017	690	86,976	31,803	118,496

Operating income / (loss)	(3,035)	16,997	(324)	13,638	(31,803)	(18,165)
Income / (loss) from equity method affiliates	(204)	4,359	2,077	6,232	—	6,232
Other non operating income / (expense)	386	—	—	386	(6,329)	(5,943)

Income / (loss) before income taxes	(2,853)	21,356	1,753	20,256	(38,132)	(17,876)
Income tax expense / (benefit)	—	—	—	—	(1,149)	(1,149)

Net income / (loss)	(2,853)	21,356	1,753	20,256	(36,983)	(16,727)
Less: Net income / (loss) attributable to the non-controlling interest	(1,768)	—	—	(1,768)	(5,571)	(7,339)

Net income / (loss) attributable to IFMI	$(1,085)	$21,356	$1,753	$22,024	$(31,412)	$(9,388)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$596	$15	$—	$611	$1,627	$2,238

Balance sheet data:
Total assets (2) (3)	$352,817	$6,822	$48,846	$408,485	$12,105	$420,590

Investment in equity method affiliates (included in total assets)	$—	$—	$6,076	$6,076	$—	$6,076

As of and for the year ended December 31, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$70,809	$—	$—	$70,809	$—	$70,809
Asset management	—	25,281	—	25,281	—	25,281
New issue and advisory	3,778	—	—	3,778	—	3,778
Principal transactions and other income	(125)	475	25,334	25,684	—	25,684

Total revenues	74,462	25,756	25,334	125,552	—	125,552
Total operating expenses	56,313	20,711	2,261	79,285	37,525	116,810

Operating income / (loss)	18,149	5,045	23,073	46,267	(37,525)	8,742
Income / (loss) from equity method affiliates	—	6,154	(270)	5,884	—	5,884
Other non operating income / (expense)	—	970	—	970	(5,130)	(4,160)

Income / (loss) before income taxes	18,149	12,169	22,803	53,121	(42,655)	10,466
Income tax expense / (benefit)	—	—	—	—	(749)	(749)

Net income / (loss)	18,149	12,169	22,803	53,121	(41,906)	11,215
Less: Net income / (loss) attributable to the non-controlling interest	—	—	—	—	3,620	3,620

Net income / (loss) attributable to IFMI.	$18,149	$12,169	$22,803	$53,121	$(45,526)	$7,595

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$600	$—	$600	$1,756	$2,356

Balance sheet data:
Total assets (2)	$200,207	$25,567	$43,983	$269,757	$36,990	$306,747

Investment in equity method affiliates (included in total assets)	$—	$—	$2,106	$2,106	$—	$2,106

As of and for the year ended December 31, 2009	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$44,165	$—	$—	$44,165	$—	$44,165
Asset management	—	31,148	—	31,148	—	31,148
New issue and advisory	1,816	—	—	1,816	—	1,816
Principal transactions and other income	22	603	6,332	6,957	—	6,957

Total revenues	46,003	31,751	6,332	84,086	—	84,086
Total operating expenses	43,788	23,310	708	67,806	27,391	95,197

Operating income / (loss)	2,215	8,441	5,624	16,280	(27,391)	(11,111)
Income / (loss) from equity method affiliates	—	—	(3,455)	(3,455)	—	(3,455)
Other non operating income / (expense)	—	7,746	—	7,746	(4,974)	2,772

Income / (loss) before income taxes	2,215	16,187	2,169	20,571	(32,365)	(11,794)
Income tax expense	—	—	—	—	9	9

Net income / (loss)	2,215	16,187	2,169	20,571	(32,374)	(11,803)
Less: Net income / (loss) attributable to the non-controlling interest	—	—	170	170	(268)	(98)

Net income / (loss) attributable to IFMI	$2,215	$16,187	$1,999	$20,401	$(32,106)	$(11,705)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$783	$—	$783	$1,760	$2,543

Balance sheet data:
Total assets (2)	$166,324	$18,164	$44,133	$228,621	$69,799	$298,420

Investment in equity method affiliates (included in total assets)	$—	$—	$477	$477	$—	$477

(1)	Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses related to support departments excluding certain departments that directly support the capital markets segment; (2) interest expense on debt; (3) change in fair value of interest rate swap; and (4) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of December 31, 2011 and 2010 are allocated to the Capital Markets and Asset Management segments as indicated in the table listed below.

As of December 31, 2011:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$8,030	$3,176	$—	$11,206	—	$11,206
Intangible assets (included in other assets)	$538	—	—	$538	—	$538

As of December 31, 2010:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$55	$3,176	$—	$3,231	—	$3,231
Intangible assets (included in other assets)	$206	—	—	$206	—	$206

Asset management total operating expenses included an impairment charge of $0,$5,607 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively, related to the impairment of goodwill allocated to the Cira SCM reporting unit. See note 13.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States, and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Year ended December 31,
	2011	2010	2009
Total Revenues:
United States	$90,475	$111,067	$76,434
United Kingdom & Other	9,856	14,485	7,652

	$100,331	$125,552	$84,086

Long-lived assets attributable to an individual country, other than the United States, are not material.

30. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $5,690, $6,525 and $3,422, for the years ended December 31, 2011, 2010 and 2009, respectively.

Prior to the Merger, the Company was a pass-through entity for U.S. federal income taxes purposes. However, it did pay entity-level taxes in certain local jurisdictions. The Company paid income taxes of $66, $639 and $861 for the years ended December 31, 2011, 2010 and 2009, respectively, and received income tax refunds of $397, $898 and $873 for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2011, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•

During 2011, the Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. In an effort to maintain a 1:1 ratio of IFMI’s Common Stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. In addition, the Company acquired additional units of the Operating LLC in connection with the JVB acquisition and surrendered units of the Operating LLC in connection with the retirement of the Company’s Common Stock. The Company recognized a net decrease in additional paid-in capital of $8, a net decrease of $4 in accumulated other comprehensive loss and an increase of $12 in non-controlling interest. See note 21.

•	During the first quarter of 2011, the Company transferred 54,452 shares of Star Asia in the amount of $476 to an employee for services rendered during 2010.

•

During the year ended December 31, 2011, the Company transferred 371,950 warrants of various entities and 3,750 shares of common stock of a certain entity in the amount of $146 to certain employees for services rendered during 2011.

•

In connection with the consummation of the JVB acquisition in January 2011 (see note 4), the Company acquired the net assets of JVB for approximately $16,813, consisting of $14,956 in cash and 313,051 shares of the Company’s Common Stock for stock consideration of $1,531 and other liabilities of $326.

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

•

In July 2011, the Company exchanged $7,621 aggregate principal amount of the 7.625% Contingent Convertible Senior Notes due 2027 for $7,621 aggregate principal amount of a new series of 10.50% Contingent Convertible Senior Notes due 2027. In addition, effective in October 2011, the Company completed a privately negotiated exchange of $500 in aggregate principal amount of 7.625% Contingent Convertible Senior Notes due 2027 for $500 aggregate principal amount of a new series of 10.50% Contingent Convertible Senior Noted due 2027. See note 19.

•

During the second half of 2011, the Company retired 667,601 shares of Common Stock it had acquired during this period through a private transaction and in the open market. The Company recognized a decrease of Common Stock at par value of $1, a decrease of additional paid in capital of $1,487 and a decrease in treasury stock of $1,488. See note 21.

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

•

On June 1, 2009, the Company entered into an amended and restated credit facility with TD Bank N.A. The Company recorded an increase in other assets and an increase in accounts payable and other liabilities of $450 related to the exit fee the Company was obligated to pay to TD Bank, N.A. upon the maturity, payment in full, or acceleration of the former credit facility, whichever was first to occur. The exit fee was paid in July 2010 when the Company entered into the 2010 Credit Facility. See note 19.

•	In connection with the consummation of the Merger on December 16, 2009. See note 4:

1)	The Company acquired the net assets of AFN for approximately $38,864, consisting of 5,979,085 shares of the Company’s Common Stock.

2)	The Company reclassified the Operating LLC’s investment in AFN of $328 from other investments, at fair value to treasury stock, at cost on its consolidated balance sheets.

3)	Cohen Brothers was organized as a limited liability company. In connection with the Merger, the consolidated financial statements include certain reclassifications to reflect the reporting entity becoming a corporation. The Company reclassified $18,022 from members’ capital to additional paid in capital on its consolidated balance sheets.

4)	In connection with the Merger, the Company reclassified $21,291 from members’ capital to non-controlling interests on its consolidated balance sheets representing the non-controlling unit holders’ interests in Cohen Brothers’ historical balance sheet (pre-combination) for Cohen Brothers unit holders that elected not to convert their units to AFN shares at the acquisition date.

31. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2011, 2010 and 2009. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in tables at the end of this section.

A. RAIT

RAIT Financial Trust (“RAIT”) is a publicly traded REIT. It has been identified as a related party for periods prior to 2011 because (1) the chairman and chief executive officer of the Company was a trustee of RAIT until his resignation from that position on February 26, 2010 (and was formerly the chief executive officer of RAIT from December 2006 to February 2009); and (2) the chairman of RAIT until her resignation from that position effective December 31, 2010 is the mother of the chairman and chief executive officer of the Company.

Prior to 2011, the Company identified the following as related party transactions with RAIT:

1. Shared Services Agreement

The Company had a shared services agreement with RAIT whereby RAIT reimbursed the Company, or in some cases the Company reimbursed RAIT, for shared costs incurred for administrative and occupancy costs. The Company received payments under this agreement, which were disclosed as shared services in the table at the end of this section. The payments were recorded as a reduction in the related expense.

2. RAIT Shares

During the first quarter of 2010, the Company sold all of the shares it held in RAIT. The Company had held 510,434 shares of RAIT with a carrying value of $669 and a cumulative life to date unrealized loss of $8,950. Gains or losses recognized on these shares are disclosed as part of gain / (loss) in the table at the end of this section.

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

B. Transactions between Alesco Financial Inc., or AFN, and Cohen Brothers

AFN was a publicly traded REIT prior to the consummation of the Merger of one of its subsidiaries with and into Cohen Brothers on December 16, 2009. Following the Merger, AFN changed its name to Cohen & Company Inc. and subsequently changed its name to Institutional Financial Markets, Inc. effective January 24, 2011. See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the Merger. Prior to the Merger, AFN and Cohen Brothers had been identified as a related party because: (i) Cohen Brothers’ chairman and chief executive officer was also the chairman of AFN prior to the Merger, and (ii) Cohen Brothers’ former chief operating officer, who served in this capacity until December 16,

2009 was chief executive officer and a director of AFN prior to the consummation of the Merger. The following discussion relates to transactions that occurred during the pre-Merger period and, therefore, were deemed related party transactions.

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

3. Securities Sold to and Purchased from AFN

As part of the Company’s broker-dealer operations prior to the Merger, the Company from time to time purchased securities from third parties and sold those securities to AFN. Or, the Company purchased securities from AFN and ultimately sold those securities to a third party. In either case, the Company included the trading revenue earned (i.e. the gain or loss realized) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

4. Alesco XVII collateralized debt obligation side letter

On March 6, 2008, the Company entered into a side letter agreement with AFN with respect to the Alesco XVII collateralized debt obligation whereby the Company agreed to remit to AFN, who was the owner of 75% of the first tier preferred shares of the Alesco XVII collateralized debt obligation, 75% of the collateral management fees the Company would receive on the collateralized debt obligation. The Company recognized the receipt of collateral management fees in asset management fees in the consolidated statements of operations. The reduction in asset management fees for the pre-Merger period from January 1, 2009 through December 16, 2009 was $186. Upon the consummation of the Merger on December 16, 2009, the revenue and expense related to this side letter were eliminated for GAAP purposes. This amount is not disclosed in the tables at the end of this section.

5. Shared Services

Prior to the Merger, AFN would reimburse the Company for certain general and administrative expenses (e.g., pro rata share of the Company’s rent, telephone, utilities, and other office, internal and overhead expenses) related to AFN. The Company recorded this amount as a reduction in the related expense. These expenses were disclosed as shared services in the tables at the end of this section.

C. Cohen Brothers Financial, LLC (“CBF”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest of the Company; and (ii) CBF is wholly owned by the chairman and chief executive officer of the Company.

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

TBBK maintained deposits for the Company in the amount of $91 and $147 as of December 31, 2011 and 2010, respectively. These amounts are not disclosed in the tables at the end of this section.

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

4. DEKU had been identified as a related party because (i) DEKU was an equity method affiliate of the Company and (ii) the chairman and chief executive officer of the Company was a member of DEKU’s board of directors. In February 2009, DEKU liquidated. See note 3-F. The Company had an investment in DEKU accounted for under the equity method and a shared services arrangement. Payments received under the shared services arrangement are disclosed as part of shared services in the tables at the end of this section. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

5. Star Asia Manager has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

6. Prior to MFCA’s merger with Tiptree Financial Partners, L.P. (see notes 3-F and 9), MFCA had been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would be treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company is the former chairman of MFCA’s board and served as a member of the board until June 22, 2011; and (iii) the former president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In

March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. See note 6. The Company had a management contract with MFCA. The Company had an investment in MFCA and had a shared services arrangement with MFCA. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Payments received under the shared services arrangement are disclosed as part of shared services (paid) / received in the tables at the end of this section. In 2011, MFCA merged into Tiptree. No employees of the Company serve on the board of Tiptree and Tiptree is not an equity method investee of the Company. Therefore, Tiptree is not deemed a related party.

7. Cohen Financial Group, Inc. (“CFG”) was an entity created in May 2007 through the Company’s completion of a private offering of Cohen Brothers membership units issued to a group of investors in a private Rule 144A offering which resulted in the Company raising gross proceeds of $100,000. CFG had been identified as a related party because it was a member of the Company prior to the Merger. CFG filed a Certificated of Dissolution with the Secretary of State of the State of Delaware on December 16, 2009, and is in process of completing the liquidation process. From time to time, the Company advanced CFG funds for normal operating purposes; these amounts were treated as due from related party in the consolidated balance sheets.

9. The Deep Value GP and the Deep Value GP II have been identified as related parties because the Deep Value GPs are equity method affiliates of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. The Company previously served as the investment advisor to these funds and sold these contracts in March 2011. See note 5.

10. Deep Value (as a group) has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeder funds in which the Company had an investment would be treated as equity method affiliates of the Company. The Company had a management contract with and an investment in Deep Value. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. The tables listed below do not include any transactions with the Deep Value onshore feeder fund during the period the Company consolidated the onshore feeder fund as of December 31, 2008 and through the first quarter of 2009. See note 3-F. The Company previously served as the investment advisor to these funds and sold these advisory contracts in March 2011. See note 5.

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

14. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

15. Star Asia Capital Management has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the years ended December 31, 2011, 2010 and 2009, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Year ended December 31, 2011

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income /(loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)
CBF	$273	$—	$—	$—	$—	$—
TBBK	—	658	—	—	—	—
Star Asia	—	—	38	(542)	—	—
Star Asia Manager	—	—	—	—	1,694	—
Star Asia SPV	—	—	—	—	702	—
Star Asia Opportunity	—	—	—	—	405	—
Star Asia Capital Management	—	—	—	—	44	—
EuroDekania	667	(101)	298	579	—	—
MFCA	—	—	32	71	—	9
Deep Value	452	—	—	(9)	4,351	—
Duart Fund	—	—	—	(456)	—	—
Duart Capital and other	—	—	—	—	(964)	—

Total	$1,392	$557	$368	$(357)	$6,232	$9

RELATED PARTY TRANSACTIONS

Year ended December 31, 2010

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net trading	Dividend income	Gain/ (Loss)
Brigadier	$54	$—	$—	$64	$—	$—
RAIT	—	134	—	387	—	(10)
CBF	261	—	—	—	—	—
Star Asia	—	—	—	18,126	—	—
Star Asia Manager	—	—	—	—	834	—
Star Asia SPV	—	—	—	—	263	—
EuroDekania	667	138	—	525	—	—
MFCA	—	—	90	100	—	17
Deep Value	2,538	—	—	4,481	6,070	—
Duart Capital	—	—	—	(223)	(1,283)	—

Total	$3,520	$272	$90	$23,460	$5,884	$7

RELATED PARTY TRANSACTIONS

Year ended December 31, 2009

(Dollars in Thousands)

			Principal transactions and other income / (loss)		Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net Trading	Dividend income	Gain/ (Loss)
Brigadier	$1,337	$—	$—	$89	$—	$—
RAIT	—	183	—	(658)	—	—
AFN	—	(3)	—	106	—	261
CBF	298	—	—	—	—	—
Star Asia	—	—	—	3,423	—	—
Star Asia Manager	—	—	—	—	862	—
EuroDekania	667	—	171	(1,025)	—	—
MFCA	120	—	—	1,052	—	28
DEKU	—	—	—	—	(4,339)	15
Deep Value	2,129	—	—	6,268	22	—

Total	$4,551	$180	$171	$9,255	$(3,455)	$304

The following related party transactions are non-routine and are not included in the tables above:

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

G. Subordinated Notes Payable

On August 27, 2010, the Company’s broker-dealer subsidiary, CCS, repurchased a total of $8,081 principal amount of Subordinated Notes for a total purchase price of $6,762, including accrued interest. The Company recognized a gain from repurchase of debt of $1,632 for the year ended December 31, 2010. See note 19. Of the $3,863 principal amount repurchased from related parties, $2,636 and $1,164 were repurchased from Messrs. Cohen and Ricciardi, respectively, for a purchase price, including accrued interest of $2,206 and $975 payable to Messrs. Cohen and Ricciardi, respectively. See note 19.

As of December 31, 2011 and 2010, the Company had no outstanding subordinated notes payable to the Company’s employees.

H. Purchase of MFCA Shares

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

J. Other

From time to time, the Company’s U.S. broker-dealer subsidiaries provided certain brokerage services to its employees in the ordinary course of doing business. The Company recognized immaterial amounts of revenue from these activities in 2011, 2010 and 2009.

32. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 31 and final settlement of those transactions in cash. All amounts are non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	December 31, 2011	December 31, 2010
RAIT (a)	$—	$53
Deep Value	—	465
Deep Value GP	29	15
Deep Value GP II	61	59
Star Asia Manager	50	64
Cohen Brothers Financial, LLC	306	310
Employees and other	233	—

Total Due from Related Parties	$679	$966

Cohen Financial Group, Inc.	$—	$26
Employees and other	—	8

Total Due to Related Parties	$—	$34

(a)	Effective January 1, 2011, RAIT is no longer considered a related party, and, therefore any amounts due from and due to RAIT are included as a component of other receivables in the consolidated balance sheets.

33. SUBSEQUENT EVENT

On January 27, 2012, the Company entered into a purchase agreement whereby it has agreed, subject to approval by FINRA and other customary closing conditions, to sell its equity derivatives business to an entity owned by two current Company employees (the “FGC Buyer”). The FGC Buyer will receive certain intellectual property, books and records and rights to the “FGC” name. All of the Company’s existing equity derivatives team is expected to join the FGC Buyer.

Pursuant to the terms of the purchase agreement, the FGC Buyer will pay to the Company a purchase price equal to 4.5% of all revenue earned by the FGC Buyer and the U.S. broker-dealer operations of certain of its affiliates between the closing date and the third anniversary of the closing date. In addition, in the event of a capital transaction, as defined in the purchase agreement, involving the FGC Buyer and certain of its affiliates, the Company will be entitled to receive ten percent (10%) of the amount equal to (a) all of proceeds received by the FGC Buyer and certain of its affiliates, less (b) certain expenses incurred in connection with such capital transaction.

Following the closing date and until the first anniversary of the closing date, and subject to the satisfaction of certain conditions (including the entry into of appropriate loan documentation), the FGC Buyer will be entitled to borrow from the Company up to an aggregate amount of $1,000 for the purpose of hiring additional employees. Any such loan will accrue at an interest rate per annum equal to twelve percent (12%). The equity derivatives business generated $7,946 of revenue, and $979 of operating income for the year ended December 31, 2011.

SCHEDULE I

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)

Balance Sheet

(Dollars in Thousands)

	December 31, 2011	December 31, 2010
Assets
Investment in IFMI, LLC	$100,505	$110,166

Total assets	$100,505	$110,166

Liabilities
Accrued interest and other liabilities	$357	$336
Deferred income taxes	7,500	9,208
Debt	35,676	36,264

Total liabilities	43,533	45,808

Stockholders’ Equity
Preferred Stock:
Series A Voting Convertible Preferred Stock	—	—
Series B Voting Non-Convertible Preferred Stock	5	5
Series C Junior Participating Preferred Stock	—	—
Common Stock	10	10
Additional paid-in capital	63,032	58,954
Accumulated other comprehensive loss	(626)	(665)
Retained earnings / (accumulated deficit)	(5,121)	6,382
Treasury stock	(328)	(328)

Total stockholders’ equity	56,972	64,358

Total liabilities and stockholders’ equity	$100,505	$110,166

See accompanying notes to condensed financial statements.

SCHEDULE I (Continued)

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)

Statement of Operations

(Dollars in Thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	For the period from December 17, 2009 to December 31, 2009
Revenues
Equity in undistributed earnings / (loss) from IFMI, LLC	$(5,480)	$12,417	$74

Total revenues	(5,480)	12,417	74

Operating income / (loss)	(5,480)	12,417	74

Non operating expense
Interest expense	(5,617)	(5,330)	(244)

Income / (loss) before income taxes	(11,097)	7,087	(170)
Income tax (benefit) / expense	(1,709)	(508)	—

Net income / (loss)	$(9,388)	$7,595	$(170)

See accompanying notes to condensed financial statements.

SCHEDULE I (Continued)

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)

Statement of Cash Flows

(Dollars in Thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	For the period from December 17, 2009 to December 31, 2009
Operating activities
Net income / (loss)	$(9,388)	$7,595	$(170)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Equity in undistributed earnings / (loss) of IFMI, LLC	5,480	(12,417)	(74)
Distributions from IFMI, LLC	8,346	13,233	225
Gain on repurchase from debt	(33)	(923)	—
Amortization of discount of debt	429	88	27
Decrease/ (increase) in accounts payable and other liabilities	21	(370)	(8)
Change in deferred income taxes	(1,708)	(509)	—

Net cash provided by operating activities	3,147	6,697	—

Financing activities
Repurchase of debt	(984)	(5,544)	—
Cash used to net share settle equity awards	(48)	(110)	—
Dividends paid to stockholders	(2,115)	(1,043)	—

Net cash used in financing activities	(3,147)	(6,697)	—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

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

The Company received cash distributions from IFMI, LLC of $8,346 and $13,233 for the years ended December 31, 2011 and 2010, respectively, and $225 for the period from December 17, 2009 and December 31, 2009

INSTITUTIONAL FINANCIAL MARKETS, INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in Thousands, except share or unit and per share or per unit information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended December 31, 2011 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. We have derived the unaudited consolidated statements of income data from our unaudited financial statements, which are not included in this Annual Report on Form 10-K. The quarterly financial results include all adjustments, consisting of normal recurring adjustments that we consider necessary for a fair presentation of our operating results for the quarters presented. Historical operating information may not be indicative of our future performance.

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenues	$23,682	$20,878	$23,457	$32,314	$24,904	$23,104	$35,811	$41,733

Operating expenses
Compensation and benefits	15,407	19,399	21,433	21,988	13,256	13,787	23,272	27,131
Business development, occupancy, equipment	1,349	1,942	1,835	1,439	1,357	1,392	1,338	1,383
Subscriptions, clearing, and execution	2,983	3,500	2,727	2,815	2,172	3,354	1,653	1,555
Professional fees and other operating	7,052	3,237	5,137	4,015	3,716	4,494	4,216	4,771
Depreciation and amortization	653	612	503	470	457	628	628	643
Impairment of goodwill	—	—	—	—	—	5,607	—	—

Total operating expenses	27,444	28,690	31,635	30,727	20,958	29,262	31,107	35,483

Operating income / (loss)	(3,762)	(7,812)	8,178	1,587	3,946	(6,158)	4,704	6,250

Non operating income / (expense)
Interest expense, net	(1,765)	(1,282)	(1,447)	(1,482)	(1,519)	(2,345)	(1,829)	(1,993)
Gain on repurchase of debt	33	—	—	—	37	1,632	—	886
Gain on sale of management contracts	—	—	—	—	—	—	836	135
Income / (loss) from equity method affiliates	864	838	4,435	95	(120)	6,112	(122)	14

Income/(loss) before income taxes	(4,630)	(8,256)	(5,190)	200	2,344	(759)	3,589	5,292
Income tax (benefit) expense	(232)	(571)	(133)	(213)	(1,250)	(622)	392	731

Net income / (loss)	(4,398)	(7,685)	(5,057)	413	3,594	(137)	3,197	4,561
Less: Net income / (loss) attributable to the non-controlling interest	(2,051)	(3,640)	(1,686)	38	975	(138)	1,137	1,646

Net income / (loss) attributable to IFMI.	$(2,347)	$(4,045)	$(3,371)	$375	$2,619	$1	$2,060	$2,915

Earnings / (loss) per common share—basic	$(0.23)	$(0.38)	$(0.31)	$0.03	$0.25	$—	$0.20	$0.28
Weighted average common shares outstanding—basic	10,211,421	10,594,916	10,901,448	10,819,955	10,441,031	10,428,481	10,428,498	10,318,058
Earnings / (loss) per common share—diluted	$(0.23)	$(0.38)	$(0.31)	$0.03	$0.25	$—	$0.20	$0.28
Weighted average common shares outstanding—diluted	15,463,423	15,853,092	16,185,004	16,125,155	15,724,587	15,712,037	15,712,054	15,601,614

Computation of earnings / (loss) per common share for each quarter are made independently of earnings / (loss) per common share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of the quarterly results per share does not equal the earnings / (loss) per common share for the year.