Form 10-Q
period 2012-03-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2012-05-04
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

As of April 30, 2012 there were 12,733,660 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

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

While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	benefits, results, cost reductions and synergies resulting from the Company’s recent business combinations;

•	integration of operations;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	market outlook;

•	expected financial position;

•	expected results of operations;

•	future cash flows;

•	financing plans;

•	plans and objectives of management;

•	tax treatment of business combinations;

•	fair value of assets; and

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc., a Maryland corporation. The “Company,” “we,” “us,” and “our” refer to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC), or the “Operating LLC” refer to the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN which we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009 and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term, “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB” refers to JVB Financial Holdings, L.L.C.; “EDML” refers to EuroDekania, LTD; “PrinceRidge Holdings” refers to PrinceRidge Holdings LP and its subsidiaries; “PrinceRidge GP” refers to PrinceRidge Partners LLC; and “PrinceRidge” refers to PrinceRidge Holdings together with PrinceRidge GP.

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

In accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP,” the Merger was accounted for as a reverse acquisition, Cohen Brothers was deemed to be the accounting acquirer and all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. Therefore, any financial information reported herein prior to the Merger is the historical financial information of Cohen Brothers. As used throughout this filing, the terms, the “Company,” “we,” “us,” and “our” refer to the operations of Cohen Brothers and its consolidated subsidiaries prior to December 17, 2009 and the combined operations of the merged company and its consolidated subsidiaries from December 17, 2009 forward. AFN refers to the historical operations of Alesco Financial Inc. through to December 16, 2009, the date of the Merger, or the “Merger Date.”

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(unaudited)

	March 31, 2012	December 31, 2011

Assets
Cash and cash equivalents	$14,070	$18,221
Receivables from brokers, dealers, and clearing agencies	22,007	70,963
Due from related parties	762	679
Other receivables	6,075	5,531
Investments-trading	166,400	124,546
Other investments, at fair value	37,569	42,772
Receivables under resale agreements	215,985	129,978
Goodwill	11,206	11,206
Other assets	16,004	16,694

Total assets	$490,078	$420,590

Liabilities
Payables to brokers, dealers, and clearing agencies	$25,586	$24,633
Accounts payable and other liabilities	12,791	13,567
Accrued compensation	6,480	8,657
Trading securities sold, not yet purchased	91,017	99,613
Securities sold under agreement to repurchase	220,312	134,870
Deferred income taxes	7,964	7,500
Debt	36,928	37,167
Mandatorily redeemable equity interests	8,970	3,149

Total liabilities	410,048	329,156

Commitments and contingencies (See Note 17)

Temporary Equity:
Redeemable non-controlling interest	8,129	14,026

Permanent Equity:
Stockholders’ Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, no shares issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 13,009,350 and 12,730,117 shares issued, respectively; 12,958,950 and 12,679,717 shares outstanding, respectively, including 2,584,428 and 2,597,620 unvested restricted share awards, respectively	10	10
Additional paid-in capital	63,957	63,032
Accumulated deficit	(9,194)	(5,121)
Accumulated other comprehensive loss	(522)	(626)
Treasury stock at cost (50,400 shares of Common Stock)	(328)	(328)

Total stockholders’ equity	53,928	56,972
Non-controlling interest	17,973	20,436

Total permanent equity	71,901	77,408

Total liabilities and equity	$490,078	$420,590

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues
Net trading	$17,691	$27,274
Asset management	4,937	5,970
New issue and advisory	1,077	109
Principal transactions and other income	(4,945)	(1,039)

Total revenues	18,760	32,314

Operating expenses
Compensation and benefits	16,274	21,988
Business development, occupancy, equipment	1,174	1,439
Subscriptions, clearing, and execution	3,073	2,815
Professional fees and other operating	3,051	4,015
Depreciation and amortization	391	470

Total operating expenses	23,963	30,727

Operating income / (loss)	(5,203)	1,587

Non-operating income / (expense)
Interest expense, net	(1,215)	(1,482)
Gain on repurchase of debt	3	—
Income / (loss) from equity method affiliates	516	95

Income / (loss) before income tax expense / (benefit)	(5,899)	200
Income tax expense / (benefit)	(9)	(213)

Net income / (loss)	(5,890)	413
Less: Net income / (loss) attributable to the non-controlling interest	(2,031)	38

Net income / (loss) attributable to IFMI	$(3,859)	$375

Income / (loss) per share data (see Note 16):

Income / (loss) per common share – basic:
Income / (loss) per common share	$(0.37)	$0.03

Weighted average shares outstanding – basic	10,443,752	10,819,955

Income / (loss) per common share – diluted:
Income / (loss) per common share	$(0.37)	$0.03

Weighted average shares outstanding – diluted	15,695,754	16,125,155

Dividends declared per common share	$0.02	$0.05

Comprehensive income / (loss):
Net income / (loss) (from above)	$(5,890)	$413
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	189	362

Other comprehensive income / (loss), net of tax of $0	189	362

Comprehensive income	(5,701)	775
Less: comprehensive income (loss) attributable to the non-controlling interest	(1,968)	160

Comprehensive income / (loss) attributable to IFMI	$(3,733)	$615

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock Class A $ Amount	Preferred Stock Class B $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity	Non-controlling Interest	Total Permanent Equity	Redeemable non- controlling interest (Temporary Equity)
Balance at December 31, 2011	$—	$5	$10	$63,032	$(5,121)	$(626)	$(328)	$56,972	$20,436	$77,408	$14,026
Net loss	—	—	—	—	(3,859)	—	—	(3,859)	(1,902)	(5,761)	(129)
Other comprehensive income / (loss) (1)	—	—	—	—	—	126	—	126	63	189	—
Acquisition / (surrender) of additional units of consolidated subsidiary, net	—	—	—	664	—	(22)	—	642	(642)	—	—
Equity-based compensation and vesting of shares	—	—	—	263	—	—	—	263	124	387	161
Shares withheld for employee taxes	—	—	—	(2)	—	—	—	(2)	(1)	(3)	—
Redemption of non-controlling interest	—	—	—	—	—	—	—	—	—	—	(5,929)
Dividends/ Distributions	—	—	—	—	(214)	—	—	(214)	(105)	(319)	—

Balance at March 31, 2012	$—	$5	$10	$63,957	$(9,194)	$(522)	$(328)	$53,928	$17,973	$71,901	$8,129

(1)	Represents foreign currency translation adjustment.

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Operating activities
Net income / (loss)	$(5,890)	$413
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of debt	(3)	—
Equity-based compensation	548	2,189
Realized loss / (gain) on other investments, at fair value	—	23
Change in unrealized (gain) / loss on other investments, at fair value	5,174	1,517
Depreciation and amortization	391	470
(Income) / loss from equity method affiliates	(516)	(95)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(508)	530
(Increase) decrease in investments-trading	(41,854)	(95,444)
(Increase) decrease in other assets	63	3,518
(Increase) decrease in receivables under resale agreement	(86,007)	—
Change in receivables from / payables to related parties, net	(67)	296
Increase (decrease) in accrued compensation	(2,196)	(8,854)
Increase (decrease) in accounts payable and other liabilities	(889)	(140)
Increase (decrease) in trading securities sold, not yet purchased	(8,596)	32,034
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	49,932	50,761
Increase (decrease) in securities sold under agreement to repurchase	85,442	35,674
Increase (decrease) in deferred income taxes	464	(250)
Change in mandatorily redeemable equity interests	(65)	—

Net cash provided by (used in) operating activities	(4,577)	22,642

Investing activities
Cash paid for acquisition of JVB, net of cash acquired	—	(14,956)
Purchase of investments-other investments, at fair value	—	(342)
Sales and return of principal of other investments, at fair value	11	111
Investment in equity method affiliates	(6)	(172)
Return from equity method affiliates	800	465
Purchase of furniture, equipment, and leasehold improvements	(17)	(166)

Net cash provided by (used in) investing activities	788	(15,060)

Financing activities
Repayment and repurchase of debt	(147)	(1,458)
Cash used to net share settle equity awards	(3)	(3)
Redemption of redeemable non-controlling interest	(43)	—
Distributions to non-controlling interest	(105)	(264)
Dividends	(214)	(545)

Net cash used in financing activities	(512)	(2,270)

Effect of exchange rate on cash	150	290

Net increase (decrease) in cash and cash equivalents	(4,151)	5,602
Cash and cash equivalents, beginning of period	18,221	43,946

Cash and cash equivalents, end of period	$14,070	$49,548

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

The Company

From its formation until December 16, 2009, Cohen Brothers operated as a privately owned limited liability company. On December 16, 2009, Cohen Brothers completed its merger (the “Merger”) with a subsidiary of Alesco Financial Inc. (“AFN”) a publicly traded real estate investment trust.

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

Therefore, the members of Cohen Brothers at the time of the Merger received 61.5% of the total ownership interests in the combined entity (33.8% remained as members of Cohen Brothers and 27.7% exchanged their interest in Cohen Brothers for AFN stock). In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer primarily because the owners of Cohen Brothers at the time of the Merger received the majority interest in the merged entity as previously described. As a result, all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. The financial statements presented herein include the operations of the merged entity.

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

Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE Amex LLC under the ticker symbol “IFMI.” The Company is an investment firm specializing in credit related fixed income investments. As of March 31, 2012, the Company had $7.8 billion in assets under management (“AUM”) of which 98%, or $7.6 billion, was in collateralized debt obligations (“CDOs”).

The Company’s business is organized into the following three business segments:

Capital Markets: The Company’s Capital Markets segment consists of credit-related fixed income securities sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services revenue. The Company’s fixed income sales and trading group provides trade execution to corporate and institutional investors and other broker-dealers. The Company specializes in the following products: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), collateralized loan obligations (“CLOs”), CDOs, collateralized bond obligations, collateralized mortgage obligations (“CMOs”), commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), Small Business Administration (“SBA”) loans, municipal bonds, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for cash equity and derivative products. The Company carries out its capital market activities primarily through its subsidiaries: JVB, PrinceRidge Holdings, and EDML.

Asset Management: Historically, the Company has served the needs of client investors by managing assets within investment funds, managed accounts, permanent capital vehicles, and CDOs (collectively referred to as “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lender will have recourse only to the assets securing the loan. The Company’s Asset Management segment includes its fee based asset management operations which include ongoing base and incentive management fees.

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

Principal Investing:

•

gains and losses (unrealized and realized) and income and expense earned on securities (primarily seed capital investments in certain Investment Vehicles which Company manages) classified as other investments, at fair value; and

•	income or loss from equity method affiliates.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim months periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three ended March 31, 2012 and 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (“ASU 2011-05”) which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the requirement that companies present reclassification adjustments and the effect of those reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05. Effective January 1, 2012, the Company adopted the provisions of ASU 2011-05 and ASU 2011-12, which resulted in the Company presenting the components of comprehensive income (loss) within the consolidated statements of operations and comprehensive income (loss). The Company’s adoption of the new guidance did not have an effect on the Company’s financial condition, results of operations or cash flows.

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

B. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 6 for a discussion of the fair value hierarchy with respect to investments-trading, other investments, at fair value and the derivatives held by the Company.

Cash and cash equivalents and restricted cash: Both restricted and unrestricted cash are carried at historical cost which is assumed to approximate fair value. The estimated fair value measurements of cash and cash equivalents and restricted cash are generally classified within level 1 of the valuation hierarchy.

Investments-trading: These amounts are carried at fair value. The fair value is based on either quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or valuation models when quotations are not available. See note 6 for disclosures about the categorization of the fair value measurements of investments-trading within the three level fair value hierarchy.

Other investments, at fair value: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent broker market quotations, or valuation models when quotations are not available. In the case of investments in alternative investment funds, fair value is generally based on the reported net asset value of the underlying fund. See note 6 for disclosures concerning the categorization of the fair value measurements of other investments, at fair value within the three level fair value hierarchy.

Receivables under resale agreements: Receivables under resale agreements are carried at their contracted resale price, have short-term maturities (one year or less), and are repriced frequently or bear market interest rates and, accordingly, these contracts are at amounts that approximate fair value. The estimated fair value measurements of receivables under resale agreements are based on observations of actual market activity and are generally classified within level 2 of the fair value hierarchy.

Trading securities sold, not yet purchased: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent market quotations, market price quotations from third party pricing services, or valuation models when quotations are not available. See note 6 for disclosures concerning the categorization of the fair value measurements of trading securities sold, not yet purchased within the three level fair value hierarchy.

Securities sold under agreement to repurchase: The liability for securities sold under agreement to repurchase are carried at their contracted repurchase price, and are very short-term in nature, and are repriced frequently with amounts normally due in one month or less and, accordingly, these contracts are at amounts that approximate fair value. The estimated fair value measurements of securities sold under agreement to repurchase are based on observations of actual market activity and are generally classified within level 2 of the fair value hierarchy.

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of March 31, 2012 and December 31, 2011, the fair value of the Company’s debt was estimated to be $43.5 million. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading, trading securities sold, not yet purchased, and other investments, at fair value. See notes 6 and 7. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts and EuroDollar futures. For derivative instruments, such as “to-be-announced” securities (“TBAs”), the fair value is generally based on market price quotations from third party pricing services. See note 6 for disclosures concerning the categorization of the fair value measurements within the three level fair value hierarchy.

C. Recent Accounting Developments

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

4. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers and clearing agencies consist of the following at March 31, 2012 and December 31, 2011.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2012	December 31, 2011
Receivable from clearing organizations	$20,345	$51,619
Unsettled regular way trades, net	—	17,232
Deposits with clearing organizations	1,662	2,112

Receivables from brokers, dealers, and clearing agencies	$22,007	$70,963

Receivable from clearing organizations represents un-invested cash held by the clearing organization which includes cash proceeds from short sales.

Amounts payable to brokers, dealers and clearing agencies consists of the following at March 31, 2012 and December 31, 2011.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2012	December 31, 2011
Unsettled regular way trades, net	$6,320	$—
Margin payable	19,266	24,633

Payables to brokers, dealers, and clearing agencies	$25,586	$24,633

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $887 and $625 for the three months ended March 31, 2012 and 2011, respectively.

5. FINANCIAL INSTRUMENTS

Investments — Trading

The following table displays the carrying value of all investments classified as investments-trading as of the periods indicated:

INVESTMENTS — TRADING

(Dollars in Thousands)

Security Type	March 31, 2012	December 31, 2011
U.S. government agency MBS and CMOs (1)	$17,134	$7,563
U.S. government agency debt securities	18,237	14,600
RMBS	491	7,108
CMBS	—	1,587
U.S. Treasury securities	5,366	8,524
Interests in securitizations (2)	2,665	608
SBA loans	10,786	9,049
Corporate bonds and redeemable preferred stock	90,016	65,445
Foreign government bonds	49	67
Municipal bonds	15,142	9,225
Certificates of deposit	2,580	710
Equity securities	3,934	60

Investments-trading	$166,400	$124,546

(1)	Includes TBAs. See note 7.
(2)	Primarily comprised of CDOs, CLOs, and ABS.

Trading Securities Sold, Not Yet Purchased

The following table displays the carrying value of all trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

Security Type	March 31, 2012	December 31, 2011
U.S. government agency MBS (1)	$22	$16
U.S. Treasury securities	12,950	11,755
Corporate bonds and redeemable preferred stock	73,830	87,537
Foreign government bonds	16	158
Municipal bonds	143	143
Exchange traded funds	4,056	—
Certificates of deposit	—	4

Total	$91,017	$99,613

(1)	Represents TBAs. See note 7.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized losses in the amount of $52 for the three months ended March 31, 2012 and the change in unrealized gains in the amount $1,264 for the three months ended March 31, 2011 in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	March 31, 2012
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$97	$(120)
Equity Securities:
EuroDekania	7,792	2,348	(5,444)
Star Asia	23,219	32,118	8,899
Tiptree Financial Partners, L.P.	5,561	2,650	(2,911)
Other securities	232	103	(129)

Total equity securities	36,804	37,219	415

Residential loans	267	253	(14)

Other investments, at fair value	$37,288	$37,569	$281

	December 31, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$88	$(129)
Equity Securities:
EuroDekania	7,792	2,370	(5,422)
Star Asia	23,219	37,358	14,139
Tiptree Financial Partners, L.P.	5,561	2,533	(3,028)
Other securities	232	156	(76)

Total equity securities	36,804	42,417	5,613

Residential loans	278	267	(11)

Other investments, at fair value	$37,299	$42,772	$5,473

(1)	Represents an interest in a CDO.

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

Such financial assets accounted for at fair value include:

•	in general, securities that would otherwise qualify for available for sale treatment;

•	in general, investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies); and

•	in general, investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $5,174 and $1,540 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2012 and 2011, respectively.

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

3.	Pricing models whose inputs other than quoted prices are observable for substantially the full term of the asset or liability; or

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were not transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2012 and 2011. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	March 31, 2012 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$17,134	$—	$17,134	$—
U.S. government agency debt securities	18,237	—	18,237	—
RMBS	491	—	491	—
U.S. Treasury securities	5,366	5,366	—	—
Interests in securitizations (1)	2,665	—	256	2,409
SBA loans	10,786	—	10,786	—
Corporate bonds and redeemable preferred stock	90,016	2,280	87,736	—
Foreign government bonds	49	—	49	—
Municipal bonds	15,142	—	15,142	—
Certificates of deposit	2,580	—	2,580	—
Equity securities	3,934	3,767	—	167

Total investments-trading	$166,400	$11,413	$152,411	$2,576

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	2,348	—	—	2,348
Star Asia (3)	32,118	—	—	32,118
Tiptree Financial Partners L.P. (4)	2,650	—	—	2,650

	37,116	—	—	37,116
Other	103	21	—	82

Total equity securities	37,219	21	—	37,198
Interests in securitizations (1)	97	—	—	97
Residential loans	253	—	253	—

Total other investments, at fair value	$37,569	$21	$253	$37,295

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency MBS	$22	$—	$22	$—
U.S. Treasury securities	12,950	12,950	—	—
Corporate bonds and redeemable preferred stock	73,830	—	73,830	—
Foreign government bonds	16	—	16	—
Municipal bonds	143	—	143	—
Exchange traded funds	4,056	4,056	—	—

Total trading securities sold, not yet purchased	$91,017	$17,006	$74,011	$—

(1)	Primarily comprised of CDOs, CLOs, and ABS.
(2)	Hybrid Securities Fund — European.
(3)	Real Estate Fund — Asian.
(4)	Diversified Fund.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2011 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$7,563	$—	$7,563	$—
U.S. government agency debt securities	14,600	144	14,456	—
RMBS	7,108	—	2,176	4,932
CMBS	1,587	—	1,587	—
U.S. Treasury securities	8,524	8,524	—	—
Interests in securitizations (1)	608	—	387	221
SBA loans	9,049	—	9,049	—
Corporate bonds and redeemable preferred stock	65,445	779	64,666	—
Foreign government bonds	67	—	67	—
Municipal bonds	9,225	—	9,225	—
Certificates of deposit	710	—	710	—
Equity securities	60	25	—	35

Total investments-trading	$124,546	$9,472	$109,886	$5,188

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	2,370	—	—	2,370
Star Asia (3)	37,358	—	—	37,358
Tiptree Financial Partners L.P. (4)	2,533	—	—	2,533

	42,261	—	—	42,261
Other	156	24	—	132

Total equity securities	42,417	24	—	42,393
Interests in securitizations (1)	88	—	—	88
Residential loans	267	—	—	267

Total other investments, at fair value	$42,772	$24	$—	$42,748

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency MBS	$16	$—	$16	$—
U.S. Treasury securities	11,755	11,755	—	—
Corporate bonds and redeemable preferred stock	87,537	1,084	86,453	—
Foreign government bonds	158	—	158	—
Municipal bonds	143	—	143	—
Certificates of deposit	4	—	4	—

Total trading securities sold, not yet purchased	$99,613	$12,839	$86,774	$—

(1)	Primarily comprised of CDOs, CLOs, and ABS.
(2)	Hybrid Securities Fund — European.
(3)	Real Estate Fund — Asian.
(4)	Diversified Fund.

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the hierarchy of the estimate.

U.S. Government Agency MBS and CMOs: These are securities which are generally traded over-the-counter. The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. This is considered a level 2 valuation in the hierarchy.

In instances where the securities are either new issuances or experience illiquidity, such as CMOs and, more specifically, agency inverse interest-only securities, principal only, and fixed interest only among others, the Company may use its own internal valuation models which are based on an income approach. In some cases, new issuances are senior in nature or fairly liquid, however, due to the fact that it is a new issuance, it is difficult to obtain third party pricing and the Company uses internal models to determine fair value. In these cases, the Company will classify such an issuance as level 3 within the hierarchy until it is able to obtain third party pricing. Fair values based on internal valuation models prepared by the Company’s management are generally classified within level 3 of the valuation hierarchy. In general, the fair values of U.S. government agency and MBS and CMOs which are classified as level 3 are determined primarily using discounted cash flow and option adjusted spread methodologies. Key inputs to these models are interest rates and prepayment rates. Attributes of the underlying mortgage loans, in the case of CMOs, that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value ratios; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; and historical prepayment. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields. The level 3 classification of the fair value measurements of certain CMOs was applicable during the 2011 period.

U.S. Government Agency Debt Securities: Callable and non-callable U.S. government agency debt securities are measured primarily based on quoted market prices obtained from third party pricing services. Non-callable U.S. government agency debt securities are generally classified within level 1 and callable U.S. government agency debt securities are classified within level 2 of the valuation hierarchy.

RMBS and CMBS: The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. The Company generally classifies the fair value of these securities based on third party quotations within level 2 of the valuation hierarchy.

In instances where the Company is unable to obtain a reliable market price quotation from third party pricing services and there are no substantially similar securities that trade frequently as the securities held in trading inventory, the Company may determine the fair value of those securities using its own internal valuation models, which are based on an income approach. Fair values based on internal valuation models prepared by the Company’s management are generally classified within level 3 of the valuation hierarchy. Information utilized in the Company’s internal valuation models may include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, credit enhancement, and recently executed transactions. The level 3 classification of the fair value measurements of certain residential mortgage-backed securities and commercial mortgage-backed securities was applicable during the 2011 period.

U.S. Treasury Securities: U.S. Treasury securities include U.S. Treasury bonds and notes and the fair values of the U.S. Treasury securities are based on quoted prices in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

Interests in Securitizations: Interests in securitizations may be comprised of CDOs, CLOs and ABS, which may include, but are not limited to, securities backed by auto loans, credit card receivables or student loans. Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, interests in securitizations will generally be classified as level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about interests in securitizations. The Company generally believes that to the extent that (1) it receives two quotations in a similar range from broker-dealers knowledgeable about interests in securitizations, and (2) the Company believes the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

If quotations are unavailable, prices observed by the Company for recently executed market transactions may be used or valuation models prepared by the Company’s management may be used, which are based on an income approach. The models prepared by the Company’s management include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Fair values based on internal valuation models prepared by the Company’s management are generally classified within level 3 of the valuation hierarchy.

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for certain interests in securitizations and requires management to make a number of assumptions, including assumptions about the future of interest rates, discount rates and the timing of cash flows. The assumptions the Company applies are specific to each security. Although the Company may rely on internal calculations to compute the fair value of certain interest in securitizations, the Company requests and considers indications of fair value from third party pricing services to assist in the valuation process.

SBA Loans: The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. The Company generally classifies these investments within level 2 of the valuation hierarchy. These valuations are based on a market approach.

Corporate Bonds, Redeemable Preferred Stock, and Foreign Government Bonds: The Company uses recently executed transactions, or third party quotations from independent pricing services to arrive at the fair value of its investments in corporate bonds, redeemable preferred stock and foreign government bonds. These valuations are based on a market approach. The Company generally classifies the fair value of these bonds within level 2 of the valuation hierarchy. In instances, where the fair values of securities are based on quoted prices in active markets (for example with redeemable preferred stock), the Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

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

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. These are securities which are traded on a recognized liquid exchange. This is considered a level 1 value in the valuation hierarchy. In some cases, the Company owns options or warrants in publicly traded companies when the option or warrant itself is not publicly traded. In those cases, the Company uses an internal valuation model and classifies the investment within level 3 of the valuation hierarchy. The non-exchange traded equity options and warrants are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Other equity securities represent investments in investment funds and other non-publicly traded entities. Substantially all of these other entities have the attributes of investment companies as described in FASB ASC 946-15-2. The Company estimates the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities except Star Asia. The Company generally classifies these estimates within either level 2 of the valuation hierarchy if its investment in the entity is currently redeemable or level 3 if its investment is not currently redeemable.

In the case of Star Asia, the Company utilizes a series of valuation models to determine fair value, which use both market and income based approaches and generally classifies its investment within level 3 of the valuation hierarchy. Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services—Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it is the Company’s assessment that the fair value of the subordinated debt securities has diverged from its carrying value. Because Star Asia’s published NAV is calculated using the amortized cost of these subordinated debt securities, the Company has concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. The Company estimates the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, for similar non-investment grade long term subordinated debt issuances.

The Company used discount rates of 7.50% and 7.25% as of December 31, 2011 and March 31, 2012, respectively, in determining the fair value of Star Asia’s subordinated debt securities. If the Company had used Star Asia’s unadjusted NAV, rather than the Company’s financial model described above in determining the fair value of the Company’s investment in Star Asia, the Company would have recorded its investment in Star Asia at a value of $46,031 and $41,333 as of December 31, 2011 and March 31, 2012, respectively, as compared to the fair value as determined by the Company’s internal valuation model of $37,358, and $32,118 as of December 31, 2011 and March 31, 2012, respectively.

Residential Loans: Management utilizes home price indices to value the residential loans. Previously management had considered adjustments to these indices but has elected going forward to not adjust the indices. Adjustments to the index implied a level 3 valuation. The new methodology uses an unadjusted index, which is considered an observable input and moves these investments into level 2.

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third party pricing services. Certificates of deposit are generally categorized in level 2 of the valuation hierarchy. However, in instances where the certificates of deposit are new issuances, or the payments of certificate of deposit are linked to an index, it may be difficult to obtain third party pricing and, in these cases, the Company uses internal models to determine fair value and the fair value is generally classified within level 3 of the valuation hierarchy. The level 3 classification of the fair value measurements of certain certificates of deposit was applicable during the 2011 period.

Derivatives:

TBAs

The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. TBAs are generally classified within level 2 of the fair value hierarchy. If there is limited transaction activity or less transparency to observe market based inputs to valuation models, TBAs are classified in level 3 of the fair value hierarchy. U.S. government agency MBS and CMOs include TBAs. Unrealized gains on TBAs are included in investments-trading on the Company’s consolidated balance sheets and unrealized losses on TBAs are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 7.

Trading Securities Sold, Not Yet Purchased: The securities are valued using quoted active market prices of the securities sold and are generally categorized within level 1 or 2 of the valuation hierarchy depending on the type of investment sold.

For a discussion of the valuation methodology used for U.S. government agency MBS, refer to “U.S. Government Agency MBS and CMOs.”

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

For a discussion of the valuation methodology for TBAs, refer to “Derivatives-TBAs.”

Exchange traded funds are investment funds that trade in active markets, similar to public company stocks. The fair values of exchange traded funds are based on quoted prices in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized level 3 inputs to determine fair value for the three months ended March 31, 2012 and 2011.

LEVEL 3 INPUTS

Three Months Ended March 31, 2012

(Dollars in Thousands)

	January 1, 2012	Total gains and losses included in earnings			Purchases	Sales	March 31, 2012	Change in unrealized gains/(losses) for the period included in earnings (1)
		Net trading	Principal transactions and other income	Transfers out of Level 3
Assets:
Investments-trading:
RMBS	$4,932	$17	$—	$—	$171	$(5,120)	$—	$—
Interests in securitizations (2)	221	(37)	—	—	2,225	—	2,409	(37)
Equity securities	35	6	—	—	126	—	167	6

Total investments-trading	$5,188	$(14)	$—	—	$2,522	$(5,120)	$2,576	$(31)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (3)	$2,370	$—	$(22)	—	$—	$—	$2,348	$(22)
Star Asia (4)	37,358	—	(5,240)	—	—	—	32,118	(5,240)
Tiptree Financial Partners, L.P. (5)	2,533	—	117	—	—	—	2,650	117

	42,261	—	(5,145)	—	—	—	37,116	(5,145)

Other	132	—	(50)	—	—	—	82	(50)

Total equity securities	42,393	—	(5,195)	—	—	—	37,198	(5,195)
Interests in securitizations (2)	88	—	9	—	—	—	97	9
Residential loans	267	—	—	(267)	—	—	—	—

Total other investments, at fair value	$42,748	$—	$(5,186)	$(267)	$—	$—	$37,295	$(5,186)

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(2)	Primarily comprised of CDOs, CLOs, and ABS.
(3)	Hybrid Securities Funds — European.
(4)	Real Estate Funds — Asian.
(5)	Diversified Fund.

LEVEL 3 INPUTS

Three Months Ended March 31, 2011

(Dollars in Thousands)

	January 1, 2011	Total gains and losses included in earnings		Transfers into Level 3	Purchases	Sales (1)	March 31, 2011	Change in unrealized gains/(losses) for the period included in earnings (2)
		Net trading	Principal transactions and other income
Assets:

Investments-trading:
U.S. government agency MBS and CMOs	$68,885	$(572)	$—	$4,332	$13,316	$(73,755)	$12,206	$(232)
Interests in securitizations (3)	4,500	5,238	—	—	1,085	(8,966)	1,857	516
Certificates of deposit	—	3	—	—	761	(371)	393	3
Equity securities	—	76	—	—	—	(2)	74	76

Total investments-trading	$73,385	$4,745	$—	$4,332	$15,162	$(83,094)	$14,530	$363

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$1,258	$—	$775	$—	$—	$—	$2,033	$775
Star Asia (5)	38,025	—	(2,681)	—	226	(476)	35,094	(2,681)
MFCA (6)	2,480	—	31	—	—	—	2,511	31

	41,763	—	(1,875)	—	226	(476)	39,638	(1,875)

Investment Funds
Deep Value (7)	28	—	—	—	—	—	28	—

	28	—	—	—	—	—	28	—

Other	500	—	53	—	—	—	553	53

Total equity securities	42,291	—	(1,822)	—	226	(476)	40,219	(1,822)
Interests in securitizations (3)	105	—	—	—	—	—	105	—
Residential loans	303	—	2	—	—	(18)	287	2

Total other investments, at fair value	$42,699	$—	$(1,820)	$—	$226	$(494)	$40,611	$(1,820)

(1)	Includes return of principal/capital of interests in U.S. government agency MBS and CMOs, securitizations, investment funds and residential loans. The sale of $476 attributable to Star Asia represents the transfer of 54,452 shares of Star Asia to an employee for services rendered during 2010.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(3)	Primarily comprised of CDOs and CLOs.
(4)	Hybrid Securities Funds — European.
(5)	Real Estate Funds — Asian.
(6)	Diversified Fund.
(7)	Real Estate Funds.

The circumstances that would result in transferring certain financial instruments from level 2 to level 3 of the valuation hierarchy would typically include what the Company believes to be a decrease in the availability, utility, and reliability of observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources.

During 2009, the liquidity and transparency surrounding structured credit products, such as interests in securitizations, continued to diminish. The absence of new issue activity in the primary market led to a continually decreasing level of transparency, as seasoned secondary issuances could not be analyzed on a comparative basis relative to new issuances. In addition, diminished trading activity in the secondary market also led the Company to believe that broker-dealer quotations may not be based on observable and reliable market information. The Company has maintained this assessment during 2012 and has not transferred any of these assets out of level 3 of the valuation hierarchy.

Investments-trading: During the three months ended March 31, 2012, there were not any transfers into or out of level 3 of the valuation hierarchy.

During the three months ended March 31, 2011, there were no transfers out of level 3 and there was one transfer of $4,332 into level 3 of the valuation hierarchy related to one security. In this case, as of December 31, 2010, the Company was able to obtain a reliable quote from a third party pricing service. As of March 31, 2011, the Company was unable to obtain a reliable quote and relied upon an internal valuation model.

Other investments, at fair value: During the three months ended March 31, 2012, the Company transferred $267 in residential loans from level 3 to level 2 of the valuation hierarchy. During the three months ended March 31, 2011, there were not any transfers into or out of level 3 of the valuation hierarchy.

The following table provides the quantitative information about level 3 fair value measurements as of March 31, 2012:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS

(Dollars in Thousands)

	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Weighted average	Range of Significant Inputs
Assets:
Investments-trading:
Equity securities	$167	Black Scholes	Expected Life Volatility Dividend Yield	5 years 25% 0%	5 years 25% 0%

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
Star Asia	$32,118	Adjusted NAV	Discount rate on debt	7.25%	7.25%
Other	$82	Black Scholes	Expected Life Volatility Dividend Yield	5.2 years 25% 0%	5-10 years 25% 0%

Investments in Certain Entities That Calculate Net Asset Value Per Share (Or Its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	0000000000000	0000000000000	0000000000000	0000000000000
	Fair Value at March 31, 2012 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,348	N/A	N/A	N/A
Star Asia (b)	32,118	N/A	N/A	N/A
Tiptree Financial Partners, L.P. (c)	2,650	N/A	N/A	N/A

	$37,116

	0000000000000	0000000000000	0000000000000	0000000000000
	Fair Value at December 31, 2011 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,370	N/A	N/A	N/A
Star Asia (b)	37,358	N/A	N/A	N/A
Tiptree Financial Partners, L.P. (c)	2,533	N/A	N/A	N/A

	$42,261

N/A — Not applicable.

(a)	EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe (“EuroTruPS”); widely syndicated leveraged loans issued by European corporations CMBS, including subordinated interests in first mortgage real estate loans (“B-Notes”); and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using a series of internal valuation models that use both the market and income approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $41,333 as of March 31, 2012 and $46,031 as of December 31, 2011.
(c)	The investment strategy of Tiptree Financial Partners, L.P. (“Tiptree”) is currently focused on investing in (a) specialty finance companies; (b) alternative asset management companies, and (c) diversified credit assets and related equity interests. Tiptree primarily seeks to acquire majority ownership interests in its investees. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company uses the latest reported net asset value from Tiptree. From time to time, the net asset value may be one quarter in arrears.

7. DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivative financial instruments are recorded at fair value in the consolidated statements of operations and are included within investments-trading; other investments, at fair value; and trading securities sold, not yet purchased.

The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) arising from the Company’s investments in floating rate investments; and (iii) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts; (ii) EuroDollar futures; and (iii) purchase and sale agreements of TBAs. TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month); or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as a standard security trade. The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets. As of March 31, 2012 and December 31, 2011, the Company did not have any outstanding foreign currency forward contracts.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures. The Company carries the EuroDollar futures contracts at fair value and includes them as a component of investments-trading in the Company’s consolidated balance sheets. As of March 31, 2012 and December 31, 2011, the Company did not have any outstanding EuroDollar futures contracts.

TBAs

The Company trades U.S. Government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments–trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2012, the Company had entered into four open TBA sale agreements in the notional amount of $11,500, and five open TBA purchase agreements in the notional amount of $5,023. At December 31, 2011, the Company had entered into seven open TBA sale agreements in the notional amount of $4,325.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value recognized in the consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815	Balance Sheet Classification	Unrealized Gain / (Loss) as of March 31, 2012	Unrealized Gain / (Loss) as of December 31, 2011
TBAs	Trading securities sold, not yet purchased	$(22)	$(16)

		$(22)	$(16)

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations for the three months ended March 31, 2012 and 2011:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815	Income Statement Classification	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Foreign currency forward contracts	Revenues — principal transactions and other income	$—	$703
EuroDollar futures contracts	Revenues — net trading	—	62
TBAs	Revenues — net trading	(30)	143

		$(30)	$908

8. COLLATERALIZED SECURITIES TRANSACTIONS

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

At March 31, 2012 and December 31, 2011, the Company held reverse repurchase agreements of $215,985 and $129,978, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $230,275 and $137,829, respectively. Substantially all of the collateral for reverse repurchase agreements was re-pledged as collateral for repurchase agreements.

At March 31, 2012 and December 31, 2011, the Company had repurchase agreements of $220,312 and $134,870, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $233,357 and $142,295, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

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

The Company has certain equity method affiliates for which it has elected the fair value option. The Company elected the fair value option for its investments in MFCA effective January 1, 2008 and effective with the ownership increase in Star Asia in March 2010, which qualified it for equity method treatment, the Company continued its fair value election regarding Star Asia. See notes 5 and 6. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected.

During the three months ended March 31,2012, the Company had the following equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Duart Capital. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in
	Star Asia Manager	Deep Value GP	Deep Value GP II	Star Asia SPV	Star Asia Opportunity	Star Asia Capital Management	Duart Capital and Other	Total
Balance at January 1, 2012	$1,046	$21	$33	$466	$4,460	$50	$—	$6,076
Investments / advances	—	—	—	—	—	6	—	6
Distributions/repayments	(800)	—	—	—	—	—	—	(800)
Earnings / (loss) realized	274	—	1	479	(304)	66	—	516

Balance at March 31, 2012	$520	$21	$34	$945	$4,156	$122	$—	$5,798

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	March 31, 2012	December 31, 2011
Total Assets	$264,655	$257,735

Liabilities	$93,916	$68,530
Equity attributable to the investees	170,019	188,170
Non-controlling interest	720	1,035

Liabilities & Equity	$264,655	$257,735

	Three Months Ended March 31,
	2012	2011
Net income / (loss)	$(15,885)	$(19,163)

Net income / (loss) attributable to the investees	$(15,570)	$(18,873)

See note 20 for information regarding transactions with the Company’s equity method investees.

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets include prepaid expenses; security deposits; miscellaneous other assets; cost method investments; furniture, equipment and leasehold improvements, net; intangible assets; and investments in private partnerships and limited liability companies that are valued using the equity method of accounting.

Other assets at March 31, 2012 and December 31, 2011 included:

	March 31, 2012	December 31, 2011
Prepaid expenses	$3,401	$3,819
Security deposits	2,547	2,541
Miscellaneous other assets	461	97
Cost method investment	250	250
Furniture, equipment and leasehold improvements, net	3,009	3,373
Intangible assets	538	538
Equity method affiliates	5,798	6,076

Other assets	$16,004	$16,694

Accounts payable and other liabilities include accounts payable, rent payable, payroll tax liabilities, accrued interest payable, accrued income taxes, guarantee liabilities related to Alesco XIV (see note 17), deferred income, and other general accrued expenses.

Accounts payable and other liabilities at March 31, 2012 and December 31, 2011 included:

	March 31, 2012	December 31, 2011
Accounts payable	$1,230	$1,181
Rent payable	1,204	1,289
Accrued interest payable	1,106	662
Income and payroll taxes payable	1,608	1,947
Guarantee liability	1,084	1,084
Deferred income	1,257	1,761
Other general accrued expenses	5,302	5,643

Accounts payable and other liabilities	$12,791	$13,567

11. VARIABLE INTEREST ENTITIES

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

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIEs financial performance and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis.

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of March 31, 2012, the Company has drawn this conclusion.

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

As of March 31, 2012, the Company has variable interests in various securitizations but it has determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the three months ended March 31, 2012 and 2011 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2012 and December 31, 2011.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of the two trust VIEs that hold the Company’s junior subordinated notes (see note 12) and the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2012 and December 31, 2011.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	March 31, 2012
	Carrying Amount		Maximum Exposure to loss in non- consolidated VIEs
	Other Receivables	Other Investments, at Fair Value
Managed VIEs	$1,456	$—	$1,456
Third party managed VIEs	19	97	116

Total	$1,475	$97	$1,572

	December 31, 2011
	Carrying Amount		Maximum Exposure to loss in non- consolidated VIEs
	Other Receivables	Other Investments, at Fair Value
Managed VIEs	$1,830	$—	$1,830
Third party managed VIEs	175	88	263

Total	$2,005	$88	$2,093

12. DEBT

The Company had the following debt outstanding as of March 31, 2012 and December 31, 2011, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par		March 31, 2012	December 31, 2011	Interest Rate Terms		Weighted Average Interest Rate at 03/31/2012	Weighted Average Maturity
Contingent convertible senior notes:
7.625% Contingent convertible senior notes (the “Old Notes”)	$10,210		$10,187	$10,303	7.63%		7.63%	May 2012 (1)
10.50% Contingent convertible senior notes (the “New Notes”)	8,121		8,040	8,030	10.50%		10.50%	May 2014(1)

	$18,331		$18,227	$18,333

Junior subordinated notes	$48,125	(2)	17,210	17,343	7.47%		7.47%	August 2036
Subordinated notes payable	$1,491		1,491	1,491	12.00	%(3)	12.00%	June 2013

Total			$36,928	$37,167

(1)	Represents the weighted average put date maturity. The weighted average contractual maturity for the Old Notes and the New Notes is May 2027.

The Company may redeem all or part of the $10,210 aggregate principal amount of the Old Notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the Old Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the Old Notes may require the Company to repurchase all or a portion of the Old Notes for cash on May 15, 2012; May 15, 2017; and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the Old Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the Old Notes are required to provide notice to the Company of their plan to redeem the Old Notes at any time during the 30 days prior to May 15, 2012; May 15, 2017; and May 15, 2022.

The Company may redeem all or part of the $8,121 aggregate principal amount of the New Notes for cash on or after May 20, 2014, at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding the repurchase date. The holders of the New Notes may require the Company to repurchase all or a portion of the New Notes for cash on May 15, 2014; May 15, 2017; and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes are required to provide notice to the Company of their plan to redeem the New Notes at any time during the 30 days prior to May 15, 2014; May 15, 2017; and May 15, 2022.

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

Refer to note 19 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s debt.

In March 2012, the Company repurchased $150 aggregate principal amount of the Old Notes from an unrelated third party for $147 excluding accrued interest. The Company recognized a gain from repurchase of debt of $3 which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations.

13. REDEEMABLE NON-CONTROLLING INTEREST (TEMPORARY EQUITY)

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

In June 2011, one partner withdrew from PrinceRidge and, therefore, the Company reclassified $3,536 from redeemable non-controlling interest to mandatorily redeemable equity interests on its consolidated balance sheets. During the first quarter of 2012, two partners withdrew from PrinceRidge, and the Company reclassified $5,886 from redeemable non-controlling interest to mandatorily redeemable equity interests in its consolidated balance sheets. In addition, the Company also distributed cash of $43 during the first quarter of 2012 to another withdrawing partner. Per the terms of the operating agreement, PrinceRidge may redeem the partner’s equity interests over a five year period. The amount actually due to the withdrawing partner will fluctuate over time based on the operating results of PrinceRidge. The carrying value of the liability owed to the withdrawing partner will be recorded at the amount owed as of each balance sheet date. Any increases or decreases in the amount owed will be recorded as interest income or expense and will be included in the non operating section of the consolidated statement of operations. As of March 31, 2012 and December 31, 2011, the mandatorily redeemable equity interests totaled $8,970 and $3,149, respectively.

14. PERMANENT EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2012 related to the number of shares of unrestricted common stock that the Company had issued as of March 31, 2012:

Common Stock Shares

Balance at December 31, 2011 (1)	10,132,497
Shares issued in connection with the redemption of Operating LLC units	186,339
Vesting of shares	107,176
Shares withheld for employee taxes	(1,090)

Balance at March 31, 2012 (1)	10,424,922

(1)	Includes 50,400 shares of the Company’s common stock held as treasury stock.

In connection with the acquisition of JVB in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain of the former owners of JVB that remained employees of JVB following the acquisition. These units include a service requirement and vest over a three year period and are treated as compensation for future service rather than as part of the purchase price to acquire JVB. In January 2012, 186,339 restricted units of the Operating LLC vested, and the holders of these vested Operating LLC membership units elected to redeem these units. The Company, at its discretion, issued 186,339 shares of IFMI common stock to the JVB sellers in exchange for the 186,339 vested membership units.

Acquisition and Surrender of Additional Units of the Operating LLC, net: Effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) which was approved by IFMI’s Board of Directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of IFMI’s common stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its common stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. During the three months ended March 31, 2012, the Operating LLC issued to IFMI 335,636 units related to the UIS Agreement.

In January 2012, IFMI received 186,339 vested membership units from certain former owners of JVB in exchange for the Company’s issuance of 186,339 shares of IFMI common stock to the same former owners.

In summary, during the three months ended March 31, 2012, IFMI received (net of surrenders) 521,975 units of the Operating LLC pursuant to the UIS Agreement, as a result of the vesting and redemption of membership units of the Operating LLC by certain former owners of JVB for IFMI common stock. The Company recognized a net increase in additional paid in capital of $664 and a net increase in accumulated other comprehensive loss of $22 with an offsetting decrease in non-controlling interest of $642 in connection with the acquisition and surrender of additional units of Operating LLC.

The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI:

	March 31, 2012	March 31, 2011
Net income / (loss) attributable to IFMI	$(3,859)	$375
Transfers (to) from the non-controlling interest:
Increase in IFMI’s paid in capital for the acquisition / (surrender) of additional units of consolidated subsidiary, net	664	807

Changes from net income / (loss) attributable to IFMI and transfers (to) from non-controlling interest	$(3,195)	$1,182

15 . NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein. As of March 31, 2012, the Company had the following three U.S. broker-dealers: Cohen & Company Securities, LLC (“CCS”), JVB, and the PrinceRidge Group LLC (“TPRG”). In February 2012, PrinceRidge merged its broker dealer subsidiary, Cohen & Company Capital Markets, LLC (“CCCM”) into TPRG.

As of March 31, 2012, CCS’ adjusted net capital was $3,826, which exceeded the minimum requirement by $3,726. As of March 31, 2012, JVB’s adjusted net capital was $10,324, which exceeded the minimum requirements by $10,197. As of March 31, 2012, TPRG had net capital of $20,032, which exceeded the minimum requirements by $19,782

EDML, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of March 31, 2012, the total minimum required net liquid capital was $1,429, and net liquid capital in EuroDekania Management Limited was $4,065 which exceeded the minimum requirements by $2,636 and was in compliance with the net liquid capital provisions.

16. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated. Membership units that may be issued in connection with the vesting of a restricted unit issued pursuant to the Amended and Restated Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) have been excluded from the diluted weighted average shares outstanding calculations because of the obligations of Mr. Daniel G. Cohen, the Company’s Chairman and Chief Executive Officer, under the Equity Plan Funding Agreement to transfer to (1) the Operating LLC the number of Operating LLC membership units or shares of the Company’s Common Stock equal to the number of Operating LLC membership units to be issued by the Operating LLC to the participants in the 2009 Equity Award Plan in connection with vesting of an Operating LLC restricted unit, or (2) the Company the number of shares of the Company’s Common Stock equal to the number of Operating LLC membership units to be issued by the Operating LLC to the participants in the 2009 Equity Award Plan in connection with the vesting of an Operating LLC restricted unit. See note 22 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three months ended March 31,
	2012	2011
Net income / (loss) attributable to IFMI	$(3,859)	$375
Add / (deduct): Income / (loss) attributable to the non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(1,902)	38
Add /(deduct): Adjustment for income tax benefit / (expense) (2)	(26)	145

Net income / (loss) on a fully converted basis	$(5,787)	$558

Weighted average common shares outstanding — Basic	10,443,752	10,819,955
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,252,002	5,283,556
Restricted Operating LLC membership units exchangeable into IFMI shares (3)	—	7,227
Restricted stock of IFMI shares (4)	—	14,417

Weighted average common shares outstanding — Diluted (5)	15,695,754	16,125,155

Net income / (loss) per common share — Basic	$(0.37)	$0.03

Net income / (loss) per common share — Diluted	$(0.37)	$0.03

(1)	The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the three months ended March 31, 2012 and 2011) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share when the effect is dilutive using the if-converted method.
(2)	If the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.
(3)	Restricted Operating LLC membership units do not participate in the earnings of the Company until the restricted Operating LLC membership units vest, therefore, such restricted Operating LLC membership units are included as incremental shares in the diluted calculation pursuant to the treasury stock method as long as the effect is dilutive.
(4)	Excludes shares of restricted stock that are considered participating securities since such shares participate in all of the earnings of the Company in the computation of basic earnings per share, and therefore, such shares of restricted stock are not included as incremental shares in the diluted calculation.
(5)	Due to the net loss for the three months ended March 31, 2012, the weighted average shares calculation excluded (i) 23,256 restricted Operating LLC membership units; (ii) 12,945 restricted shares of IFMI Common Stock; and (iii) 5,107 restricted units of the Company’s Common Stock.

17. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

One of the Company’s U.S. broker-dealer subsidiaries, CCS, is a party to litigation commenced on January 12, 2009 in the United States District Court for the Northern District of Illinois (the “Illinois Court”) under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC. The plaintiff in this case is the Liquidation Trustee (the “Liquidation Trustee”) for the Estate of Sentinel Management Group, Inc. (“Sentinel”), which filed a bankruptcy petition in August 2007. The Liquidation Trustee alleges that CCS sold Sentinel securities, mainly CDOs that the Liquidation Trustee contends were unsuitable for Sentinel and that CCS violated Section 10(b) of the Exchange Act and Rule 10b-5. The Liquidation Trustee also seeks relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. The relief sought by the Liquidation Trustee under these various legal theories includes damages, rescission, disgorgement, and recovery of allegedly voidable transactions under the Bankruptcy Code, as well as costs and attorneys’ fees. The Company is vigorously defending the claims. By order dated July 8, 2009, the Illinois Court dismissed the Liquidation Trustee’s Illinois Consumer Fraud Act claim. Discovery is ongoing with respect to the remaining claims. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

CCS is also party to litigation commenced on May 21, 2009 in the Illinois Court under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC., Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. The plaintiff in this case is the Liquidation Trustee of the Sentinel Liquidation Trust, which emerged from the bankruptcy of Sentinel, filed in August 2007. The Liquidation Trustee, purportedly as the assignee of claims of Sentinel’s customers, alleges that, by recommending that Sentinel purchase securities, mainly CDOs, that the trustee deems to have been unsuitable for Sentinel’s customer accounts, CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law. The complaint also alleges claims under common law theories of negligence and unjust enrichment. The relief sought by the Liquidation Trustee under these various legal theories includes damages, disgorgement, costs, and attorneys’ fees. The Company is vigorously defending all claims. CCS filed a motion to dismiss the Liquidation Trustee’s complaint on July 21, 2009; that motion was dismissed “as moot” on March 29, 2011. Neither the court nor the Liquidation Trustee has taken any action since that time. No contingent liability was recorded in the Company’s consolidated financial statements related to this litigation.

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

Non-Profit Preferred Funding I (“NPPF I”) Arrangement with Merrill Lynch Portfolio Management, Inc.

On December 27, 2007, Merrill Lynch Portfolio Management, Inc. (the “NPPF I Trustor”) and the trustee of the NPPF I CDO entered into a loan agreement whereby the NPPF I Trustor made an initial $3,000 advance to the NPPF I CDO so that additional funds would be available for the most junior CDO certificate holders in future distributions of CDO waterfall payments. At each waterfall payment date, the advance is repaid in full and the NPPF I Trustor re-advances a scheduled amount to the collateralized debt obligation trust. The advance does not bear interest. The Company is not a party to this agreement and is not obligated to provide reimbursement for any outstanding advances to NPPF I Trustor. As of March 31, 2012, the outstanding advance between NPPF I Trustor and Merrill Lynch Portfolio Management, Inc. was $600.

As an accommodation to the NPPF I Trustor, the Company agreed to pay 6% simple interest on the advance via a side letter agreement entered into on December 27, 2007 between the Company and the NPPF I Trustor. The Company is only obligated to pay interest on outstanding advances. The side letter will terminate on the earlier of the payment in full of all advances and December 2014. The Company accounts for the interest on the outstanding advances as a reduction to revenue since these interest payments are deemed a direct reduction of the Company’s on-going revenue that otherwise would have been earned for the duration of the trust. The reduction in revenue earned by the Company for the three months ended March 31, 2012 and 2011 was $9 and $17, respectively. The potential additional liability the Company would have, assuming the $600 advance (as of March 31, 2012) to the NPPF I Trust remained outstanding through December 2014 would be approximately $99.

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

Contribution to Alesco Preferred Funding X Legal Settlement

Alesco Preferred Funding X, Ltd. (“Alesco X”) is a CDO that was managed by Cohen & Company Financial Management, LLC (“CCFM”). Alesco X owned $4,000 of Trust Preferred Securities issued by Leawood Bancshares Statutory Trust I (the “Leawood TruPS”). Leawood Bancshares, Inc. (“Leawood”), and Alesco X entered into a letter agreement dated March 1, 2010 (the “Leawood/Alesco Agreement”) regarding the sale back to Leawood of the Leawood TruPS in exchange for $1,000 upon the occurrence of certain conditions related to the sale of Leawood to CrossFirst Holdings, LLC (“CrossFirst”). The proposed transaction contemplated by the Leawood/Alesco Agreement never closed as a result of the objections of investors in Alesco X, but the ultimate transaction between Leawood and CrossFirst did close.

On or about July 23, 2010, Leawood and CrossFirst Holdings, LLC filed a lawsuit against Alesco X in the United States District Court for the Southern District of New York, Civil Action No. 10-CV-5637 (JSR) alleging that there was a breach of the Leawood/Alesco Agreement. CCFM was not named in the lawsuit. ATP Management LLC, as purchaser of the management rights of Alesco X from CCFM, took over the defense of the action. In late October 2011, the Court issued a summary judgment decision against Alesco X and in favor of Leawood and CrossFirst. On or about December 6, 2011, the United States District Court for the Southern District of New York issued a judgment in favor of Leawood and against Alesco in the amount of $1,618 and in favor of CrossFirst and against Alesco X in the amount of $1,840. In exchange for a full release from Leawood, CrossFirst and Alesco X, the Company agreed to contribute $2,250 to Alesco X’s settlement of the judgment. This amount was included as a component of professional services and other operating expense in the consolidated statement of operations in the fourth quarter of 2011. The Company made the payment of $2,250 in April 2012.

Accumulated Dividends and Dividend Equivalents on Restricted Stock and Restricted Units

From time to time, the Company has granted restricted stock and restricted units which are entitled to receive dividends or dividend equivalents as and when such dividends or dividend equivalents are declared and paid by the Company; provided, however, that the cash dividends or dividend equivalents on such restricted stock or restricted units are held by the Company until the period of forfeiture lapses and forfeited if the underlying restricted shares or restricted units are forfeited. The Company’s potential liability, assuming the restricted stock or restricted units were to vest as of March 31, 2012, is approximately $350.

18. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the three months ended March 31, 2012 and 2011 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

(a) Revenues and expenses directly associated with each business segment are included in determining net income / (loss) by segment.

(b) Indirect expenses (such as general and administrative expenses including executive and indirect overhead costs) not directly associated with specific business segments are not allocated to the segments’ statements of operations. Accordingly, the Company presents segment information consistent with internal management reporting. See note (1) in the table below for more detail on unallocated items. The following tables present the financial information for the Company’s segments for the periods indicated. Effective with the second quarter of 2011, the Company modified its policy and began recording direct overhead costs that only benefit a particular segment in that segment. As a result of this policy change, the Company reclassified certain overhead costs for the three months ended March 31, 2011 that directly support its capital markets segment from its unallocated segment to its capital markets segment.

As of and for the three months ended March 31, 2012	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$17,691	$—	$—	$17,691	$—	$17,691
Asset management	—	4,937	—	4,937	—	4,937
New issue and advisory	1,077	—	—	1,077	—	1,077
Principal transactions and other income	(27)	160	(5,078)	(4,945)	—	(4,945)

Total revenues	18,741	5,097	(5,078)	18,760	—	18,760
Total operating expenses	18,870	1,080	81	20,031	3,932	23,963

Operating income / (loss)	(129)	4,017	(5,159)	(1,271)	(3,932)	(5,203)
Income / (loss) from equity method affiliates	—	—	516	516	—	516
Other non operating income / (expense)	65	—	—	65	(1,277)	(1,212)

Income / (loss) before income taxes	(64)	4,017	(4,643)	(690)	(5,209)	(5,899)
Income tax expense / (benefit)	—	—	—	—	(9)	(9)

Net income / (loss)	(64)	4,017	(4,643)	(690)	(5,200)	(5,890)
Less: Net income / (loss) attributable to the non-controlling interest	(129)	—	—	(129)	(1,902)	(2,031)

Net income / (loss) attributable to IFMI	$65	$4,017	$(4,643)	$(561)	$(3,298)	$(3,859)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$229	$4	$—	$233	$158	$391

Balance sheet data:
Total assets (2) (3)	$427,004	$6,315	$43,364	$476,683	$13,395	$490,078

Investment in equity method affiliates (included in total assets)	$—	$—	$5,798	$5,798	$—	$5,798

As of and for the three months ended March 31, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total

Summary statement of operations
Net trading	$27,274	$—	$—	$27,274	$—	$27,274
Asset management	—	5,970	—	5,970	—	5,970
New issue and advisory	109	—	—	109	—	109
Principal transactions and other income	18	578	(1,635)	(1,039)	—	(1,039)

Total revenues	27,401	6,548	(1,635)	32,314	—	32,314
Total operating expenses	19,454	2,277	55	21,786	8,941	30,727

Operating income / (loss)	7,947	4,271	(1,690)	10,528	(8,941)	1,587
Income / (loss) from equity method affiliates	—	—	95	95	—	95
Other non operating income / (expense)	—	—	—	—	(1,482)	(1,482)

Income / (loss) before income taxes	7,947	4,271	(1,595)	10,623	(10,423)	200
Income tax expense / (benefit)	—	—	—	—	(213)	(213)

Net income / (loss)	7,947	4,271	(1,595)	10,623	(10,210)	413
Less: Net income / (loss) attributable to the non-controlling interest	—	—	—	—	38	38

Net income / (loss) attributable to IFMI	$7,947	$4,271	$(1,595)	$10,623	$(10,248)	$375

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$29	$4	$—	$33	$437	$470

Balance sheet data:
Total assets (2) (3)	$333,350	$18,307	$46,910	$398,567	$43,221	$441,788

Investment in equity method affiliates (included in total assets)	$—	$—	$2,138	$2,138	$—	$2,138

(1)	Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses related to support departments excluding certain departments that directly support the capital markets segment; (2) interest expense on debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of March 31, 2012 and 2011 are allocated to the Capital Markets and Asset Management segments as indicated in the table listed below.

As of March 31, 2012:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$8,030	$3,176	$—	$11,206	$—	$11,206
Intangible assets (included in other assets)	$538	$—	$—	$538	$—	$538

As of March 31, 2011:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$7,008	$3,176	$—	$10,184	—	$10,184
Intangible assets (included in other assets)	$372	$—	$—	$372	—	$372

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Three months ended March 31,
	2012	2011
Total Revenues:
United States	$17,113	$28,190
United Kingdom & Other	1,647	4,124

Total	$18,760	$32,314

Long-lived assets attributable to an individual country, other than the United States, are not material.

19. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $914 and $1,015 for the three months ended March 31, 2012 and 2011, respectively.

The Company paid income taxes of $6 and $120 for the three months ended March 31, 2012 and 2011, respectively, and received no income tax refunds for the three months ended March 31, 2012 and 2011, respectively.

In the three months ended March 31, 2012, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•

During the first quarter of 2012, the Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. In an effort to maintain a 1:1 ratio of the Company’s Common Stock to the number of membership units the Company holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to the Company when the Company issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for the Company to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. In addition, the Company acquired additional units of the Operating LLC from certain former owners of JVB in exchange for the Company’s issuance of 186,339 shares of the Company’s Common Stock to them in January 2012. The Company recognized a net increase in additional paid-in capital of $664, a net increase of $22 in accumulated other comprehensive loss and a decrease of $642 in non-controlling interest. See note 14.

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

•

In connection with the consummation of the JVB acquisition on January 2011: The Company acquired the net assets of JVB for approximately $16,813, consisting of $14,956 in cash and 313,051 shares of the Company’s Common Stock for stock consideration of $1,531 and contingent payments due of $326.

20. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2012 and 2011. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Cohen Bros. Financial, LLC (“CBF”)

CBF has been identified as a related party because (i) CBF is a noncontrolling interest of the Company and (ii) CBF is wholly owned by the chairman and chief executive officer of the Company.

Beginning in October 2008, the Company began receiving a monthly advisory fee for consulting services provided by the Company to CBF. The fee is recognized as a component of asset management revenue in the consolidated statements of operations. This fee is disclosed as management fee revenue in the tables at the end of this section.

B. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because TBBK’s chairman is the Company chairman and chief executive officer.

TBBK maintained deposits for the Company in the amount of $53 and $91 as of March 31, 2012 and December 31, 2011, respectively.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to a third party. In either of the cases listed above, the Company includes the trading revenue earned (i.e. the gain or loss realized) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

C. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of March 31, 2012 and December 31, 2011, the Company directly owned approximately 28% of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate, and because the chairman and chief executive officer of the Company is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

2. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. As of March 31, 2012 and December 31, 2011, the Company directly owned approximately 10% of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the chairman and chief executive officer of the Company is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of the gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sell those securities to EuroDekania. Or, the Company may purchase securities from EuroDekania and ultimately sell those securities to third parties. In either case, the Company includes the trading revenue earned (i.e. the gain or loss realized) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

3. Star Asia Manager serves as external manager of Star Asia and Star Asia SPV (see C-8. listed below) and the Company owns 50% of Star Asia Manager. Star Asia Manager has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

4. Prior to June 23, 2011 the Company owned approximately 3% of MFCA’s outstanding shares. On June 23, 2011, MFCA became a wholly owned subsidiary of Tiptree. As part of that transaction, the Company exchanged its 1,000,200 shares of MFCA for 111,133 shares of Tiptree. As of March 31, 2012 and December 31, 2011, the Company owned approximately 1% of Tiptree. Prior to MFCA’s merger with Tiptree, MFCA had been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would have been treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company was the former chairman of MFCA’s board and served as a member of the board until June 22, 2011; and (iii) the former president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. The Company had a management contract with MFCA. The Company had an investment in MFCA and had a shared services arrangement with MFCA. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Payments received under the shared services arrangement are disclosed as part of shared services (paid) / received in the tables at the end of this section. In June 2011, MFCA was merged into Tiptree. No employees of the Company serve on the board of Tiptree and Tiptree is not an equity method investee of the Company. Therefore, Tiptree is not a related party.

5. Cohen Financial Group, Inc. (“CFG”) had been identified as a related party because it was a member of the Company prior to the Merger. CFG filed a Certificate of Dissolution with the Secretary of State of the State of Delaware on December 16, 2009, and is in process of completing the liquidation process. From time to time, the Company advanced CFG funds for normal operating purposes; these amounts were treated as due from related party in the consolidated balance sheets.

6. The Deep Value GP serves as the general partner for the feeder funds of Strategos Deep Value Funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of a second master fund). The Deep Value GP II serves as the general partner for the offshore feeder fund (in the case of a third master fund). The Deep Value GP and the Deep Value GP II are collectively referred to as the “Deep Value GPs.” The Company owns 50% of the Deep Value GP and 40% of the Deep Value GP II. The Deep Value GP and the Deep Value GP II have been identified as related parties because the Deep Value GPs are equity method affiliates of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. The Company previously served as the investment advisor to these funds and sold these advisory contracts in March 2011.

7. Deep Value is a series of closed-end distressed debt funds. Deep Value raises capital from investors, and earns investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of RMBS and other real estate related securities, as well as other U.S. real estate related assets and related securities. As of June 30, 2011, the first Deep Value fund was completely liquidated. Deep Value (as a group) had been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeders in which the Company had an investment would be treated as equity method affiliates of the Company. The Company had a management contract with and an investment in Deep Value. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. The Company previously served as the investment advisor to these funds and sold these advisory contracts in March 2011.

8. Star Asia SPV is a Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 31% of Star Asia SPV’s outstanding shares as of March 31, 2012 and December 31, 2011. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

9. Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of March 31, 2012 and December 31, 2011. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund (see below). The Company did not elect the fair value option for its investment in Duart Capital. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

10. The Duart Fund is a specialized deep value and special situations opportunity fund that was formed in September 2010. The Duart Fund’s investment objective is to provide superior absolute returns by investing primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, or debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps that related to real estate securities) and partnership or fund interests in the real estate markets. Effective December 31, 2010, the Company submitted a redemption notice to the Duart Fund to redeem 100% of its capital. The Company received its redemption in April 2011. The Duart Fund had been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore feeder fund in which the Company had an investment was treated as an equity method affiliate of the Company. Gains or losses recognized from its investment are disclosed as part of the gain / (loss) in the tables at the end of this section.

11. Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Japan. As of March 31, 2012 and December 31, 2011, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Opportunity as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

12. Star Asia Capital Management serves as external manager of Star Asia Opportunity (see C-11 listed above) and the Company owns 33% of Star Asia Capital Management. Star Asia Capital Management has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Capital Management as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the three months ended March 31, 2012 and 2011, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2012

(Dollars in Thousands)

			Principal transactions and other income		Income / (loss)	Shared
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)	from equity method affiliates	Services (Paid) / Received
CBF	$64	$—	$—	$—	$—	$—
TBBK	—	35	—	—	—	—
Star Asia	—	—	—	(5,240)	—	—
Star Asia Manager	—	—	—	—	274	—
Star Asia SPV	—	—	—	—	479	—
Star Asia Opportunity	—	—	—	—	(304)	—
Star Asia Capital	—	—	—	—	66	—
EuroDekania	139	—	94	(22)	—	—
Deep Value	—	—	—	—	1	—

Total	$203	$35	$94	$(5,262)	$516	$—

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2011

(Dollars in Thousands)

			Principal transactions and other income		Income / (loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)
CBF	$67	$—	$—	$—	$—	$—
Star Asia	—	—	—	(2,680)	—	—
Star Asia Manager	—	—	—	—	220	—
Star Asia SPV	—	—	—	—	273	—
EuroDekania	167	(101)	—	775	—	—
MFCA	—	—	32	30	—	5
Deep Value	452	—	—	—	1	—
Duart Fund	—	—	—	(455)	—	—
Duart Capital	—	—	—	—	(399)	—

Total	$686	$(101)	$32	$(2,330)	$95	$5

The following related party transactions are non-routine and are not included in the tables above.

D. Directors and Employees

In addition to the employment agreements the Company has entered into with its chairman and its chief financial officer, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

21. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 20 and final settlement of those transactions in cash. All amounts are non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	March 31, 2012	December 31, 2011
Deep Value GP	$42	$29
Deep Value GP II	64	61
Star Asia Manager	51	50
Cohen Brothers Financial, LLC	92	306
Employees and other	513	233

Total Due from Related Parties	$762	$679

22. SUBSEQUENT EVENTS

Loan from PrinceRidge

In May 2012, the Operating LLC borrowed $8 million from PrinceRidge. The loan bears interest at 10% and is due in one year. PrinceRidge is a majority owned consolidated subsidiary of the Company.

Modification to Series B Preferred Stock

On April 26, 2012, the Company’s board of directors authorized the Company’s management to negotiate and execute an amendment to the Operating LLC’s operating agreement such that the date upon which Daniel G. Cohen may exercise his right under the Operating LLC operating agreement to require the Company to redeem all or a portion of the Units (as defined in the Operating LLC operating agreement) held by Mr. Cohen is delayed by one year to December 31, 2013. Subject to the foregoing, the board of directors also authorized the Company’s management to amend the Institutional Financial Markets, Inc. (formerly Alesco Financial Inc.) Articles Supplementary Series B Non-Voting Preferred Stock in order to amend the redemption date of the Company’s Series B Voting Non-Convertible Preferred Stock from December 31, 2012 to December 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Institutional Financial Markets, Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

•

Capital Markets: Our Capital Markets business segment consists of credit-related fixed income sales, trading and financing, as well as new issue placements in corporate and securitized products and advisory services revenue. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: corporate bonds and loans, ABS, MBS, CLOs, CBOs, CDOs, CMBS, RMBS, SBA loans, municipal bonds, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for cash equity and derivative products. We carry out our capital market activities primarily through our subsidiaries: JVB, Prince Ridge and EDML.

•

Asset Management: We manage assets within managed accounts, permanent capital vehicles, and CDOs (collectively, “investment vehicles”). A CDOs is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee based asset management operations which include on-going base and incentive management fees. As of March 31, 2012, we had approximately $7.8 billion in AUM of which 98%, or $7.6 billion, was in CDOs.

•	Principal Investing: Our Principal Investing business segment is comprised primarily of our seed capital investments in investment vehicles we manage.

We generate our revenue by business segment primarily through:

Capital Markets:

•

our trading activities, which include execution and brokerage services, providing securities financing to customers, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading

•

new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue revenue associated with arranging the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management:

•

asset management fees for our on-going services as asset manager charged and earned by managing investment vehicles, which may include fees both senior and subordinated to the securities issued by the investment vehicle

•	incentive management fees earned based on the performance of the various investment vehicles;

Principal Investing:

•	gains and losses (unrealized and realized) and income and expense earned on securities, primarily seed capital investments in vehicles we manage, classified as other investments, at fair value; and

•	income or loss from equity method affiliates.

Business Environment

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability and which are unpredictable and beyond our control. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. Severe market fluctuations or weak economic conditions could continue to reduce our trading volume and revenues and adversely affect our profitability.

The markets remain uneven and vulnerable to changes in investor sentiment. We believe the general business environment will continue to be challenging for the remainder of 2012 and near future periods.

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

A portion of our revenues are generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the investment vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees. Ninety-eight percent of our existing assets under management are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and not recovered. We have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of March 31, 2012, we had $37,569 of other investments, at fair value representing our principal investment portfolio. Of this amount, $37,116 or 99% is comprised of investments in three separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, and Tiptree. Furthermore, the investment in Star Asia is our largest single principal investment and, as of March 31, 2012, has a fair value of $32,118, representing 85% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general. Our investment in Star Asia and our principal investing revenue was impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011. See “Revenues — Principal Transactions and Other Income” below.

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

Since 2010, both margins and volumes in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and general market activity has declined. Further, we expect that competition will increase over time, resulting in continued margin pressure.

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) building European capital markets business; (iii) acquiring new product lines, including through the acquisitions of JVB and PrinceRidge in 2011; and (iv) monitoring our fixed costs. During the third quarter of 2011, the Company implemented significant cost savings initiatives. These initiatives included the elimination of duplicative costs that arose with the PrinceRidge transaction as well as net reductions in overall costs to address adverse market conditions. The initiatives included: termination of staff, reductions in compensation and benefits of remaining staff, the sublease and termination of duplicative leases, termination of or reduction in pricing of subscriptions, and other measures. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a continued decline in profitability.

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

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2012 and 2011.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31,		Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Revenues
Net trading	$17,691	$27,274	$(9,583)	(35)%
Asset management	4,937	5,970	(1,033)	(17)%
New issue and advisory	1,077	109	968	888%
Principal transactions and other income	(4,945)	(1,039)	(3,906)	376%

Total revenues	18,760	32,314	(13,554)	(42)%

Operating expenses
Compensation and benefits	16,274	21,988	5,714	26%
Business development, occupancy, equipment	1,174	1,439	265	18%
Subscriptions, clearing, and execution	3,073	2,815	(258)	(9)%
Professional fees and other operating	3,051	4,015	964	24%
Depreciation and amortization	391	470	79	17%

Total operating expenses	23,963	30,727	6,764	22%

Operating income / (loss)	(5,203)	1,587	(6,790)	(428)%

Non operating income / (expense)
Interest expense, net	(1,215)	(1,482)	267	18%
Gain on repurchase of debt	3	—	3	NM
Income / (loss) from equity method affiliates	516	95	421	443%

Income / (loss) before income tax expense / (benefit)	(5,899)	200	(6,099)	(3,050)%
Income tax expense / (benefit)	(9)	(213)	(204)	(96)%

Net income / (loss)	(5,890)	413	(6,303)	(1,526)%
Less: Net income/ (loss) attributable to the non-controlling interest	(2,031)	38	2,069	5,445%

Net income / (loss) attributable to IFMI	$(3,859)	$375	$(4,234)	(1,129)%

NM = Not Meaningful

Revenues

Revenues decreased by $13,554, or 42%, to $18,760 for the three months ended March 31, 2012 from $32,314 for the three months ended March 31, 2011. As discussed in more detail below, the change was comprised of decreases of $9,583 in net trading, $3,906 in principal transactions and other income, and $1,033 in asset management revenue, partially offset by an increase of $968 in new issue and advisory revenue.

Net Trading

Net trading revenue decreased by $9,583, or 35%, to $17,691 for the three months ended March 31, 2012 from $27,274 for the three months ended March 31, 2011.

Net trading revenue for the three months ended March 31, 2012 was impacted by general adverse trading conditions. The following table provides detail on net trading revenue by operation. JVB was acquired effective January 1, 2011 and PrinceRidge was acquired on May 31, 2011. The PrinceRidge and other capital markets line below includes the operations of PrinceRidge since its acquisition on May 31, 2011 as well as the results from the Company’s other capital markets professionals not included in the JVB or EDML lines below for 2011. In conjunction with the acquisition of PrinceRidge, we contributed substantially all of our capital markets professionals (with the exception of those within JVB and EDML) to PrinceRidge. Therefore, the revenues earned from PrinceRidge during the period we owned them include the revenues earned by the capital markets professionals contributed.

	March 31, 2012	March 31, 2011	Change
JVB	$6,590	$4,889	$1,701
PrinceRidge and other capital markets	10,509	19,207	(8,698)
EDML	592	3,178	(2,586)

Total	$17,691	$27,274	$(9,583)

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended March 31, 2012 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 5 and 6 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Assets Under Management

AUM refers to our assets under management and equals the sum of: (1) the gross assets included in CDOs that we have sponsored and manage; plus (2) the NAV of the permanent capital vehicles and investment funds we manage; plus (3) the NAV of other accounts we manage.

Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of March 31,		As of December 31,
	2012	2011	2011	2010
Company sponsored CDOs	$7,565,084	$9,372,454	$7,859,755	$9,730,374
Permanent capital vehicles	151,953	154,441	169,237	171,028
Investment funds	—	—	—	129,027
Managed accounts (1)	41,135	32,311	33,644	288,608

Assets under management (2)	$7,758,172	$9,559,206	$8,062,636	$10,319,037

Average assets under management — company sponsored CDOs	$7,650,978	$9,594,308	$8,835,773	$12,199,716

(1)	Represents client funds managed pursuant to separate account arrangements. Subsequent to March 28, 2011, certain separate account arrangements were excluded due to the sale of those management contracts to a new entity owned by two former Company employees, known as Strategos Capital Management, LLC.
(2)	AUM for company sponsored CDOs, other managed assets, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the end of the period indicated.

Asset management fees decreased by $1,033, or 17%, to $4,937 for the three months ended March 31, 2012 from $5,970 for the three months ended March 31, 2011, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	March 31, 2012	March 31, 2011	Change
CDOs and related service agreements	$4,508	$4,767	$(259)
Investment funds	—	452	(452)
Other	429	751	(322)

Total	$4,937	$5,970	$(1,033)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $259 to $4,508 for the three months ended March 31, 2012 from $4,767 for the three months ended March 31, 2011. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	March 31, 2012	March 31, 2011	Change
TruPS and insurance company debt — U.S.	$2,883	$2,970	$(87)
High grade and mezzanine ABS	488	602	(114)
TruPS and insurance company debt — Europe	705	769	(64)
Broadly syndicated loans — Europe	432	426	6

Total	$4,508	$4,767	$(259)

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined as a result of greater levels of deferrals, defaults, and prepayments of the underlying assets.

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

During the three months ended March 31, 2012 and 2011, we recognized $1,627 and $1,668, respectively, in revenue for the Alesco X through XVII securitizations which is included in the TruPS and insurance company debt – U.S. in the table above. Of these amounts, $168 and $119 represent incentive payments received from the third party under the Master Transaction Agreement during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we have the potential to earn additional incentive payments (through February of 2017) if certain performance hurdles are met. Not including any potential incentive fees, we expect to recognize an additional $5,348 in revenue in the remainder of 2012 and beyond from the Services Agreement over its remaining term (ending February of 2013) of the $5,348 in revenue $4,161 is from payments under the Services Agreement and $1,187 represents amortization of the initial payment of $4,664 received up front. At that point, with the exception of potential incentive payments, the Company will stop recognizing revenue from the Alesco X through XVII securitizations.

Substantially all of our TruPS trusts have stopped paying subordinated management fees due to diversion of cash flow to pay down the senior notes of the securitization as a result of defaults within the securitization. In this case, we do not recognize revenue for unpaid subordinated fees. We will begin accruing the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. If payments resume in the future, but we are unsure of continued payment, we will recognize the subordinated asset management fee as payments are received and will not accrue the fee on a monthly basis. We do not anticipate that we will receive subordinated asset management fees in the near future.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets and liquidations of certain CDOs.

Asset management fees for TruPS and insurance company debt of European companies decreased primarily due to the decline in the underlying collateral balances as a result of lower foreign exchange rates, as well as the occurrence of prepayments and defaults.

Investment Funds and Other

Our asset management revenue from investment funds was comprised of fees from the management of Deep Value prior to 2012.

	March 31, 2012	March 31, 2011	Change
Deep Value	$—	$452	$(452)
Separate accounts and other	429	751	(322)

Total	$429	$1,203	$(774)

The decrease in Deep Value revenue was primarily because we sold our investment advisory agreements relating to the Deep Value funds to Strategos Capital Management, LLC (the “Buyer”), a newly formed entity owned by two former Company employees on March 29, 2011. Pursuant to the terms of the sale, we will be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014. This revenue sharing arrangement is recorded as a component of principal transactions and other income going forward.

The net decrease of $322 from separate accounts and other was primarily comprised of (a) a decrease of $335 relating to certain managed accounts sold to the Buyer in 2011 as part of the transaction described above; partially offset by (b) a net increase of $13 in fees earned primarily from other separate accounts.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $968 to $1,077 for the three months ended March 31, 2012 as compared to $109 for the same period in 2011. The increase is primarily attributable to an increased number of new issue and advisory engagements that closed during the first quarter of 2012 as compared to the first quarter of 2011.

Principal Transactions and Other Income

Principal transactions and other income decreased by $3,906 to a loss of $4,945 for the three months ended March 31, 2012, as compared to a loss of $1,039 for the three months ended March 31, 2011.

Principal Transactions & Other Income

(dollars in thousands)

	March 31, 2012	March 31, 2011	Change
Change in fair value of other investments, at fair value	$(5,174)	$(1,540)	$(3,634)
Foreign currency	(30)	(124)	94
Dividend, interest, and other income	259	625	(366)

Total	$(4,945)	$(1,039)	$(3,906)

The decrease in the change in fair value of other investments of $3,634 is comprised of the following:

	March 31, 2012	March 31, 2011	Change
EuroDekania	$(22)	$775	$(797)
Star Asia	(5,240)	(2,680)	(2,560)
Yen Hedge	—	703	(703)
Tiptree (MFCA prior to June 23, 2011)	117	30	87
Duart Fund	—	(455)	455
Other	(29)	87	(116)

Total	$(5,174)	$(1,540)	$(3,634)

For the three months ended March 31, 2012 and 2011, the change in the value of our investment in EuroDekania was entirely comprised of the change in the underlying NAV of EuroDekania.

Star Asia is an investment fund that, like any other investment fund, is exposed to changes in its value due to the performance of its underlying investments. The value of our investment in Star Asia has also been impacted by the following items: (a) during 2011, we acquired shares of Star Asia from unrelated third party investors at amounts less than the underlying NAV of Star Asia; (b) in 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter; and (c) Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. The following table shows the change in the value of our investment in Star Asia and how it was impacted by these items:

	March 31, 2012	March 31, 2011	Change
Purchase or receipt of shares for below NAV	$—	$1,020	$(1,020)
Foreign exchange	(2,927)	(1,200)	(1,727)
Earthquake, tsunami, nuclear disaster	—	(1,900)	1,900
Underlying investment values, net	(2,313)	(600)	(1,713)

Total	$(5,240)	$(2,680)	$(2,560)

Purchase or receipt of shares for below NAV: During the first quarter of 2012, we did not purchase any shares of Star Asia. During the first quarter of 2011, we purchased 151,074 shares directly from unrelated third parties for $226. All of these purchases were made at amounts below Star Asia’s NAV.

Foreign exchange: These amounts represent the impact to fair value of our investment in Star Asia from currency fluctuations. This is caused because Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. Accordingly, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar. We may seek to minimize this risk by entering into a yen hedge. However, our hedging activities could negatively impact our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Yen hedge, especially considering our overall corporate liquidity position. During three months ended March 31, 2011, we had hedged a portion of our investment in Star Asia and recorded the gains or losses as a component of principal transactions. Since October 2011, our investment has been un-hedged. We may or may not enter into hedges in the future based on our corporate liquidity. Any un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations.

As of March 31, 2012, our long exposure to Japanese Yen through our investment in Star Asia was 3.7 billion Yen (representing the total net Yen based assets of Star Asia multiplied by our ownership percentage). The spot rate of the U.S. Dollar to Japanese Yen was 82.87 as of March 31, 2012 which means the un-hedged portion of Star Asia was $45.0 million. As of March 31, 2011, our long exposure to Japanese Yen was 4.6 billion Yen. Our hedge was 2.4 billion Yen resulting in net long exposure of 2.2 billion Yen. The spot rate of U.S. Dollar to Japanese Yen was 82.78 as of March 31, 2011 which means our un-hedged portion of Star Asia was $26.6 million.

Earthquake, tsunami, nuclear disaster: During the three months ended March 31, 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011.

Underlying investment values: This represents the impact to the fair value of our investment in Star Asia from changes in the underlying net investment values of Star Asia’s investments, net of debt, exclusive of the impact of foreign currency changes.

In June 2011, MFCA became a wholly owned subsidiary of Tiptree. We exchanged our 1,000,200 shares of MFCA for 111,133 shares of Tiptree. We carry our investment in Tiptree at the NAV of the underlying fund. We carried our investment in MFCA at the NAV of the underlying fund.

We carried our investment in the Duart Fund at the NAV of the underlying fund. Effective December 31, 2010, we submitted a redemption notice to the Duart Fund to redeem 100% of our capital. We received our redemption in April 2011.

The change in other investments of $116 related primarily to certain investments in securitizations that were sold for a gain of $32 during the first quarter of 2011. There were no sales of investments during the first quarter of 2012. In addition, a decrease in value of $84 primarily related to remaining changes in certain warrants and options the Company held as of March 31, 2012 and December 31, 2011.

We earn certain revenues in Euros and U.K. Pounds Sterling; however, our functional currency is the U.S. Dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling and U.S. Dollars in the related periods. We have not hedged our foreign currency exposure related to management fees paid in Euros or U.K. Pounds Sterling to date.

The change in dividend, interest and other income of $366 primarily related to a decrease in other income of (i) $502 of revenue share from our revenue share arrangement related to NPPF 1; partially offset by an increase of (ii) $95 from our revenue share arrangement related to the Buyer which was not in place until March 29, 2011, and an increase in (iii) the amount of $55 in dividends and interest income received on our investments in other investments, at fair value.

Operating Expenses

Operating expenses decreased by $6,764, or 22%, to $23,963 for the three months ended March 31, 2012 from $30,727 for the three months ended March 31, 2011. The change was due to decreases of $5,714 in compensation and benefits, $964 in professional fees and other operating expenses, $265 in business development, occupancy, equipment, and $79 in depreciation and amortization, partially offset by an increase of $258 in subscriptions, clearing and execution.

Compensation and Benefits

Compensation and benefits decreased by $5,714, or 26%, to $16,274 for the three months ended March 31, 2012 from $21,988 for the three months ended March 31, 2011.

COMPENSATION AND BENEFITS

(dollars in thousands)

	March 31, 2012	March 31, 2011	Change
Cash compensation and benefits	$15,726	$19,799	$(4,073)
Equity-based compensation	548	2,189	(1,641)

Total	$16,274	$21,988	$(5,714)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. The decrease in cash compensation and benefits is primarily a result of the decrease in incentive compensation which is tied to revenue and operating profitability.

Our total headcount increased from 191 at March 31, 2011 to 219 at March 31, 2012.

Compensation and benefits includes equity-based compensation which decreased by $1,641 to $548 for the three months ended March 31, 2012 from $2,189 for the three months ended March 31, 2011. The decrease was comprised of (i) $2,078 which primarily represented IFMI stock awards granted to IFMI employees which were forfeited subsequent to March 31, 2011 and (ii) the 2011 period included $156 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our former president, Mr. Christopher Ricciardi, which was fully expensed during 2011; partially offset by the increases of (iii) $55 related to IFMI stock grants to employees of JVB; and (iv) $240 related to PrinceRidge membership unit grants and $298 related to the grant of IFMI stock to employees of PrinceRidge (who were not formerly employees of IFMI).

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment decreased by $265, or 18%, to $1,174 for the three months ended March 31, 2012 from $1,439 for the three months ended March 31, 2011. The decrease was primarily due to decreases in business development expenses, such as promotion, advertising, travel and entertainment of $146, in rent expense of $96, and in other expenses associated with occupancy and equipment of $23. The decreases are primarily due to our cost saving measures instituted following the acquisition of PrinceRidge.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution increased by $258, or 9%, to $3,073 for the three months ended March 31, 2012 from $2,815 for the three months ended March 31, 2011. The increase included an increase of $142 in subscriptions primarily due to an increase in headcount as noted in the discussion of compensation above. The increase in clearing and execution costs of $116 is primarily attributable to increased clearing costs primarily in PrinceRidge.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $964, or 24%, to $3,051 for the three months ended March 31, 2012 from $4,015 for the three months ended March 31, 2011. The decrease included a decrease in legal and professional fees of $795 and an overall net decrease of $169 in other costs.

Depreciation and Amortization

Depreciation and amortization decreased by $79, or 17%, to $391 for the three months ended March 31, 2012 from $470 for the three months ended March 31, 2011. The entire decline was due to a decrease in depreciation expense related to certain property and equipment that was fully depreciated prior to January 1, 2012.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $267, or 18%, to $1,215 for the three months ended March 31, 2012 from $1,482 for the three months ended March 31, 2011. This decrease of $267 was comprised of (a) a decrease of $145 of interest incurred on our bank debt which we paid off and terminated during the fourth quarter of 2011; (b) an increase of $18 of interest incurred on the convertible senior notes (comprised of our Old Notes and our New Notes); (c) a decrease of $77 of interest incurred on the junior subordinated notes; (d) an increase of $2 of interest incurred on subordinated notes payable; and (e) an increase of $65 of interest income related to the amount owed to withdrawing partners of PrinceRidge. See note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

The increase in interest expense of $18 on the convertible senior notes was primarily due to the fact that we incurred interest expense on $8,121 aggregate principal amount of New Notes at a rate of 10.50% related to the exchange of debt that occurred during the second half of 2011.

The decrease in interest expense of $77 on the junior subordinated notes was primarily due to a decrease in the effective interest rate of the loan. A portion of these notes bear interest at a variable rate.

Gain on Repurchase of Debt

In March 2012, we repurchased $150 aggregate principal amount of Old Notes from an unrelated third party for $151, including accrued interest of $4. The notes had a carrying value of $150 resulting in a gain from repurchase of debt of $3 which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations.

We did not repurchase any debt in the three month period ended March 31, 2011.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates increased by $421 to $516 for the three months ended March 31, 2012 from $95 for the three months ended March 31, 2011. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of March 31, 2011, we had five equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; and (v) Duart Capital. As of March 31, 2012, we had seven equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Duart Capital. See notes 9 and 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax benefit decreased by $204 to an income tax benefit of $9 for the three months ended March 31, 2012 from an income tax benefit of $213 for the three months ended March 31, 2011.

The tax benefit realized by us during the three months ended March 31, 2012 was primarily the result of losses incurred in our French subsidiary.

The tax benefit realized by us during the three months ended March 31, 2011 was the result of our acquisition of JVB. JVB’s operations are primarily based in Florida. As a result of this acquisition, we determined that more of our income will be allocated to Florida and less income will be allocated in certain higher tax jurisdictions (primarily New York State and New York City). Therefore, our state effective rate declined. Because the Company has a net deferred tax liability, the reduction in the state effective rate reduces this liability and results in a tax benefit to us. This tax benefit was recorded as a discrete item in the first quarter of 2011.

See note 23 to the December 31, 2011 consolidated financial statements of the Company’s Annual Report on Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2012 and 2011 includes the 32.8% non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also includes the redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the three months ended March 31, 2012. PrinceRidge was acquired by us effective May 31, 2011.

Summary calculation of non-controlling interest - Three Months Ended March 31, 2012

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(5,319)	$(580)	$(5,899)	$—	$(5,899)
Income tax benefit	—	—	(9)	—	(9)

Net income / (loss) after tax	(5,319)	(580)	(5,890)	—	(5,890)
Majority owned subsidiary non-controlling interest		(129)	(129)

Net loss attributable to the Operating LLC	(5,319)	(451)	(5,761)
Average Effective Operating LLC non-controlling interest (1)%			33.01%

Operating LLC non-controlling interest			(1,902)
Majority owned subsidiary non-controlling interest			(129)

Total non-controlling interest			$(2,031)

Summary calculation of non-controlling interest - Three Months Ended March 31, 2011

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net income before tax	$200	$—	$200	$—	$200
Income tax expense / (benefit)	—	—	85	(298)	(213)

Net income / (loss) after tax	200	—	115	298	413
Majority owned subsidiary non-controlling interest		—	—

Net income attributable to the Operating LLC	200	—	115
Average effective Operating LLC non-controlling interest (1)%			32.76%

Operating LLC non-controlling interest			38
Majority owned subsidiary non-controlling interest			—

Total non-controlling interest			$38

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

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our majority ownership interest in the Operating LLC. Substantially all of our subsidiaries are subject to restrictions on paying distributions to us. In this regard, approximately $38.8 million of net assets including $3.2 million of cash as of March 31, 2012 are subject to withdrawal restrictions as a result of the Operating LLC’s investment in PrinceRidge.

Distributions from PrinceRidge to the Operating LLC are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forgo these distributions or to pay distributions in excess of this amount with the unanimous vote of the board. The board of PrinceRidge GP is comprised of five members. Three members are designated by the Operating LLC and the remaining two are appointed by the individuals that were members of PrinceRidge GP prior to our investment. However, each member/partner of PrinceRidge does have the ability to borrow up to 30% of their investment from PrinceRidge. The member must provide 45 days notice of such borrowing and PrinceRidge must determine that the loan would not cause material harm to it. The borrowing member must pay 10% interest on this borrowing and the borrowing may only be outstanding for one year. Each partner may exercise this right to borrow once every two year period. See note 22 to our consolidated financial statements included in Item 1 to this Quarterly Report on Form 10-Q.

The holders of the Old Notes have the option to redeem their notes in full in May 2012. See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below. If all of the holders of the Old Notes redeem, the Company will utilize its cash on hand including its borrowing from PrinceRidge to satisfy the redemption. See note 22 to our consolidated financial statements included in Item 1 to this Quarterly Report on Form 10-Q.

Our ability to pay dividends to our stockholders will be dependent on distributions we receive from the Operating LLC and subject to the Operating LLC’s operating agreement. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter which was paid regularly through December 31, 2011. The Company declared a $0.02 dividend for the first and second quarters of 2012. The Company’s board of directors has the power to decide to increase, reduce, or eliminate dividends in the future. The board’s decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

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

Cash Flows

We have four primary uses for capital:

(1) To fund the operations of our capital markets segment: Our capital markets segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading on the firm’s own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines; and (vi) to fund any operating losses incurred.

(2) To fund investments: Our investments take several forms, including investments in securities and “sponsor investments” in permanent capital vehicles or investment funds. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.

(3) To fund mergers or acquisitions: We may opportunistically use capital to acquire other asset managers or individual asset management contracts or financial services firms. To the extent our liquidity sources are insufficient to fund our future activities; we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that, if available, such financing will be on favorable terms.

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through March 31, 2012, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of March 31, 2012 and December 31, 2011, we maintained cash and cash equivalents of $14,070 and $18,221, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities	$(4,577)	$22,642
Cash flow from investing activities	788	(15,060)
Cash flow from financing activities	(512)	(2,270)
Effect of exchange rate on cash	150	290

Net cash flow	(4,151)	5,602
Cash and cash equivalents, beginning	18,221	43,946

Cash and cash equivalents, ending	$14,070	$49,548

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents as well as our investment in our trading portfolio will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2012

As of March 31, 2012, our cash and cash equivalents were $14,070, representing a net decrease of $4,151 from December 31, 2011. The decrease was attributable to the cash used by operating activities of $4,577, the cash provided by investing activities of $788, and the cash used for financing activities of $512, partially offset by the effect of the increase of the exchange rate on cash of $150.

The cash used by operating activities of $4,577 was comprised of (a) net cash outflows of $3,198 related to working capital fluctuations primarily comprised of net outflows of $2,196 related to a decrease in accrued compensation payable offset by other working capital fluctuations; (b) $1,083 of net cash outflows from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a decrease in cash generated from other earnings items of $296 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, realized and unrealized gains and losses on other investments, at fair value, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash provided in investing activities of $788 was comprised of (a) the purchase of additional furniture and leasehold improvements of $17; (b) the investment of $6 in the equity method affiliate Star Asia Capital Management; (c) cash proceeds from the return of principal of $11 from our investments in certain residential loans; and (d) cash received of $800 from our equity method affiliate, Star Asia Manager.

The cash used in financing activities of $512 was comprised of (a) the repurchase of $150 notional amount of Old Notes for $147; (b) distributions to the non-controlling interest holders of $105; (c) dividends to the Company’s stockholders of $214; (d) the redemption of the redeemable non-controlling interest of $43 to one withdrawing partner from PrinceRidge (see note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q); and (e) the payment of $3 for employees’ tax obligations to taxing authorities related to the vesting of equity based awards. In the case of (e), the total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The cash used in investing activities of $15,060 was comprised of (a) cash proceeds from the return of principal of $18 from our investments in certain residential loans; (b) cash received of $93 from the sale of certain investments in securitizations that were classified as other investments, at fair value on the consolidated balance sheets; (c) cash of $465 we received from equity method affiliates Deep Value GP and Star Asia SPV; offset by (d) the cash consideration paid, net of cash acquired, for the acquisition of JVB of $14,956; (e) the investment of $172 in equity method affiliates related to Duart Capital and Star Asia SPV; (f) the purchase of other investments, at fair value of $342, specifically the purchase of additional shares of Star Asia in the amount of $226 directly from unrelated third parties during the first quarter of 2011 and the purchase of other investments of $116; and (g) the purchase of additional furniture and leasehold improvements of $166 related to the New York office and the EDML office in the United Kingdom.

The cash used in financing activities of $2,270 was comprised of (a) the repayment of $1,458 of outstanding borrowings under our secured credit facility entered into on July 29, 2010 between our subsidiary, Dekania Investors, LLC and T.D. Bank, N.A. (the “2010 Credit Facility”), which was subsequently paid in full and terminated by the Company during the fourth quarter of 2011; (b) distributions to the noncontrolling interest holders of $264; (c) dividends to the Company’s stockholders of $545; and (d) $3 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity based awards and the surrender of 898 shares of the Company’s Common Stock. In the case of (d), the total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Regulatory Capital Requirements

Four of our majority owned subsidiaries include licensed securities dealers in the United States and the United Kingdom. As broker-dealers, our subsidiaries, CCS, JVB and TPRG, are subject to Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, EDML, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2012, which amounted to $1,906 were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$477
United Kingdom	1,429

Total	$1,906

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2012, the total net capital, or equivalent as defined by the relevant statutory regulations in our licensed broker-dealers amounted to $38,247.

In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Securities Financing

We maintain repurchase agreements with various third party financial institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call; however, no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. See note 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance and maximum balance at any month end during the three months ended March 31, 2012 and the twelve months ended December 31, 2011 for receivables under resale agreements and securities sold under agreements to repurchase.

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2012	2011
Receivables under Resale Agreements
Period end	$215,985	$129,978
Monthly average	168,724	111,904
Maximum month end	215,985	158,099
Securities Sold Under Agreements to Repurchase
Period end	$220,312	$134,870
Monthly average	173,394	104,984
Maximum month end	220,312	178,998

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The general growth in outstanding repurchase activity in 2012 and 2011 is reflective of supporting our overall business growth, particularly the continued expansion of our sales and trading platform. The fluctuations in the balances of our securities purchased under agreements to resell over the periods presented is impacted in any given period by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intraperiod fluctuations as typical for the repurchase market. Month-end balances may be higher or lower than average period balances.

Debt Financing

As of March 31, 2012, we have three sources of debt financing other than securities financing arrangements: (1) contingent convertible senior notes, which is comprised of the Old Notes and the New Notes; (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I; and (3) unsecured subordinated financing.

In March 2012, we repurchased $150 aggregate principal amount of the Old Notes from unrelated third parties for $147, excluding accrued interest and recognized a gain on repurchase of debt of $3. As of March 31, 2012, we were in compliance with the covenants in our debt financing documents. See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing as of March 31, 2012 and December 31, 2011, respectively:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of March 31, 2012
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms		Weighted Average Interest @ 03/31/2012 (4)	Weighted Average Maturity
Contingent convertible senior notes:
7.625% Contingent convertible senior notes (the “Old Notes”)	$10,210		$10,187	7.6%		7.6%	May 2012	(1)
10.50% Contingent convertible senior notes (the “New Notes”)	8,121		8,040	10.5%		10.5%	May 2014	(1)

	$18,331		18,227

Junior subordinated notes	$48,125	(2)	17,210	7.5%		7.5%	August 2036
Subordinated notes payable	$1,491		1,491	12.0	%(3)	12.0%	June 2013

Total			$36,928

	As of December 31, 2011
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms		Weighted Average Interest @ 12/31/2011 (4)	Weighted Average Maturity
Contingent convertible senior notes:
7.625% Contingent convertible senior notes (the “Old Notes”)	$10,360		$10,303	7.6%		7.6%	May 2012	(1)
10.50% Contingent convertible senior notes (the “New Notes”)	8,121		8,030	10.5%		10.5%	May 2014	(1)

	$18,481		18,333

Junior subordinated notes	$48,125	(2)	17,343	7.5%		7.5%	August 2036
Subordinated notes payable	$1,491		1,491	12.0	%(3)	12.0%	June 2013

Total			$37,167

(1)	Represents the holders’ earliest redemption date. The weighted average contractual maturity for the Old Notes and the New Notes is May 2027.

We may redeem all or part of the $10,210 principal amount of the Old Notes for cash on or after May 20, 2012, at a redemption price equal to 100% of the principal amount of the Old Notes, plus accrued interest and unpaid interest and additional interest, if any, to, but excluding, the redemption date. The holders of the Old Notes may require us to repurchase all or a portion of the Old Notes for cash on May 15, 2012; May 15, 2017; and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the Old Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the Old Notes are required to provide notice to us of their plan to redeem the Old Notes at any time during the 30 days prior to May 15, 2012; May 15, 2017; and May 15, 2022.

We may redeem all or part of the $8,121 aggregate principal amount of the New Notes for cash on or after May 20, 2014, at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to but excluding the repurchase date. The holders of the New Notes may require us to repurchase all or a portion of the New Notes for cash on May 15, 2014; May 15, 2017; and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes are required to provide notice to us of their plan to redeem the notes at any time during the 30 days prior to May 15, 2014; May 15, 2017; and May 15, 2022.

(2)	We issued total par of junior subordinated debentures of $49,614. These junior subordinated notes are held by two separate VIE trusts. We do not consolidate these trusts. We hold $1,489 par value of common stock of these trusts. These notes held by us have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.
(3)	Comprised of 9% paid currently and 3% paid in kind.

(4)	Weighted average interest rate is calculated as a percentage of par using the rates in effect as of the last day of the reporting period.

Off-Balance Sheet Arrangements

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

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2012 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. The Old Notes in the aggregate principal amount of $10,210 are assumed to be repaid on May 15, 2012, which represents the earliest date that the holders of the Old Notes may require us to repurchase such notes for cash. The New Notes in the aggregate principal amount of $8,121 are assumed to be repaid on May 15, 2014, which represents the earliest day that the holders of the New Notes may require us to repurchase the notes for cash. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, excluded from the table is an unrecognized tax benefit of $1,231 because we are unable, at this time, to make a reasonably reliable estimate of the period of cash settlement. See note 23 to our consolidated financial statements included in the 2011 Annual Report on Form 10-K for further information about the unrecognized tax benefit.

CONTRACTUAL OBLIGATIONS

As of March 31, 2012

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$6,800	$2,269	$3,589	$942	$—
Maturity of the Old Notes (1)	10,210	10,210	—	—	—
Interest on the Old Notes (1)	396	396	—	—	—
Maturity of the New Notes (2)	8,121	—	8,121	—	—
Interest on the New Notes (2)	2,132	853	1,279	—	—
Maturities on junior subordinated notes	48,125	—	—	—	48,125
Interest on junior subordinated notes (3)	53,994	2,888	4,360	4,360	42,386
Maturities of subordinated notes payable (4)	1,559	—	1,559	—	—
Interest on subordinated notes payable (5)	204	135	69	—	—

Total	$131,541	$16,751	$18,977	$5,302	$90,511

(1)	Assumes the Old Notes are repurchased on May 15, 2012. Interest includes amounts payable during the period the Old Notes are outstanding at an annual rate of 7.625%.
(2)	Assumes the New Notes are repurchased on May 15, 2014. Interest includes amounts payable during the period the New Notes are outstanding at an annual rate of 10.50%.
(3)	The interest on the junior subordinated notes related to the Alesco Capital Trust is based on a fixed interest rate of 9.50% through to July 30, 2012, and an assumed variable rate of 4.468% based on a 90-day LIBOR rate as of March 31, 2012 plus 4.00% calculated from July 30, 2012 through to maturity. The interest on the junior subordinated notes related to the Sunset Financial Statutory Trust is variable. The interest rate of 4.618% (based on a 90-day LIBOR rate as of March 31, 2012 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(4)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $154. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%.
(6)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.

We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and other sources of credit. Due to the uncertainties that exist in the economy, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements that we believe will have a continuing impact on our financial statements going forward.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to the Company’s consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

During the three months ended March 31, 2012, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Fixed Income Securities: We hold, from time to time, the following securities: U.S. treasury securities, U.S. government agency MBS, U.S government agency debt securities, CMOs, non-government MBS, corporate bonds, non-redeemable and redeemable preferred stock, municipal bonds, certificates of deposits, SBA loans, residential loans, whole loans, unconsolidated investments in the middle and senior tiers of securitization entities and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include TBAs. The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or EuroDollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“ bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2012, we would incur a loss of $3,572 if the yield curve rises 100 bps across all maturities and a gain of $3,555 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold, from time to time, equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment which is denominated in Euros and another permanent capital vehicle for which our investment is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2012 our equity price sensitivity was $3,722 and our foreign exchange currency sensitivity was $4,326.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2012, a 100 bps change in three month LIBOR would result in a change in our annual cash paid for interest in the amount of $200. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,297.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described in “Item 9A — Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company is currently in the process of integrating controls of PrinceRidge with the controls of IFMI. The Company expects to have this integration complete by the end of 2012.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in Note 17 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A — Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (2)
January 1, 2012 to January 31, 2012	1,090	$1.86	—	$45,815,766
February 1, 2012 to February 29, 2012	—	—	—	45,815,766
March 1, 2012 to March 31, 2012	—	—	—	45,815,766

Total	1,090	$1.86	—

(1)	We repurchased an aggregate of 1,090 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock.
(2)	On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.

Effective January 1, 2010, the Company ceased to qualify as a REIT and, therefore, is not required to make any dividends or other distributions to its stockholders. However, the Company’s board of directors has the power to decide to increase, reduce, or eliminate dividends in the future. The board’s decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

In addition, the Company’s ability to pay dividends to its stockholders will be dependent on distributions it receives from the Operating LLC and subject to the Operating LLC’s operating agreement. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers and is subject to the provisions of the Operating LLC’s operating agreement. In this regard, approximately $38.8 million of net assets including $3.2 million of cash as of March 31, 2012 are subject to withdrawal restrictions as a result of the Operating LLC’s investment in PrinceRidge. Distributions from PrinceRidge to the Operating LLC are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forego these distributions or to pay distributions in excess of this amount with a unanimous vote of the board. The board of PrinceRidge GP is comprised of five members. Three members are appointed by the Operating LLC and the remaining two are designated by the individuals that were members of PrinceRidge GP prior to our investment. However, each member/partner of PrinceRidge does have the ability to borrow up to 30% of their investment from PrinceRidge. The member must provide 45 days notice of such borrowing and PrinceRidge must determine that the loan would not cause material harm to it. The borrowing member must pay 10% interest on this borrowing and the borrowing may only be outstanding for one year. Each partner may exercise this right to borrow once every two year period. In May 2012, the Company entered into a loan agreement with PrinceRidge whereby the Company has the ability to borrow $8 million from PrinceRidge.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan.**

10.2	Confidential Agreement, dated as of March 30, 2012, by and between Alesco Preferred Funding X, Ltd. and Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management, LLC.**

11.1	Statement Regarding Computation of Per Share Earnings.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011, (iii) the Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2012, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.***

*	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ DANIEL G. COHEN
Daniel G. Cohen
Date: May 4, 2012		Chairman of the Board and Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: May 4, 2012		Executive Vice President, Chief Financial Officer and Treasurer