Form 10-Q
period 2012-06-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2012-08-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of August 1, 2012 there were 11,914,918 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

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

While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in “Item 1A - Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	benefits, results, cost reductions and synergies resulting from the Company’s business combinations;

•	integration of operations;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	market outlook;

•	expected financial position;

•	expected results of operations;

•	future cash flows;

•	financing plans;

•	plans and objectives of management;

•	tax treatment of business combinations;

•	fair value of assets; and

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A - Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

“Securities Act ” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(unaudited)

	June 30, 2012	December 31, 2011

Assets
Cash and cash equivalents	$12,944	$18,221
Receivables from brokers, dealers, and clearing agencies	9,275	70,963
Due from related parties	669	679
Other receivables	5,971	5,531
Investments-trading	166,192	124,546
Other investments, at fair value	37,609	42,772
Receivables under resale agreements	247,289	129,978
Goodwill	11,113	11,206
Other assets	11,973	16,694

Total assets	$503,035	$420,590

Liabilities
Payables to brokers, dealers, and clearing agencies	$35,857	$24,633
Accounts payable and other liabilities	12,250	13,567
Accrued compensation	6,280	8,657
Trading securities sold, not yet purchased	84,119	99,613
Securities sold under agreement to repurchase	244,061	134,870
Deferred income taxes	7,964	7,500
Debt	26,731	37,167
Mandatorily redeemable equity interests	8,299	3,149

Total liabilities	425,561	329,156

Commitments and contingencies (See Note 17)

Temporary Equity:
Redeemable non-controlling interest	7,985	14,026

Permanent Equity:
Stockholders’ Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, no shares issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,763,660 and 12,730,117 shares issued, respectively; 12,713,260 and 12,679,717 shares outstanding, respectively, including 2,207,345 and 2,597,620 unvested restricted share awards, respectively	11	10
Additional paid-in capital	64,921	63,032
Accumulated deficit	(11,487)	(5,121)
Accumulated other comprehensive loss	(664)	(626)
Treasury stock at cost (50,400 shares of Common Stock)	(328)	(328)

Total stockholders’ equity	52,458	56,972
Non-controlling interest	17,031	20,436

Total permanent equity	69,489	77,408

Total liabilities and equity	$503,035	$420,590

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Net trading	$19,951	$16,240	$37,642	$43,514
Asset management	4,608	5,255	9,545	11,225
New issue and advisory	189	1,131	1,266	1,240
Principal transactions and other income	289	831	(4,656)	(208)

Total revenues	25,037	23,457	43,797	55,771

Operating expenses
Compensation and benefits	17,053	21,433	33,327	43,421
Business development, occupancy, equipment	1,276	1,835	2,450	3,274
Subscriptions, clearing, and execution	2,899	2,727	5,972	5,542
Professional fees and other operating	2,636	5,137	5,687	9,152
Depreciation and amortization	343	503	734	973

Total operating expenses	24,207	31,635	48,170	62,362

Operating income / (loss)	830	(8,178)	(4,373)	(6,591)

Non-operating income / (expense)
Interest expense, net	(1,104)	(1,447)	(2,319)	(2,929)
Gain on repurchase of debt	—	—	3	—
Other income / (expense)	(4,357)	—	(4,357)	—
Income / (loss) from equity method affiliates	1,526	4,435	2,042	4,530

Income / (loss) before income tax expense / (benefit)	(3,105)	(5,190)	(9,004)	(4,990)
Income tax expense / (benefit)	63	(133)	54	(346)

Net income / (loss)	(3,168)	(5,057)	(9,058)	(4,644)
Less: Net income / (loss) attributable to the non-controlling interest	(1,090)	(1,686)	(3,121)	(1,648)

Net income / (loss) attributable to IFMI	$(2,078)	$(3,371)	$(5,937)	$(2,996)

Income / (loss) per share data (see Note 16):

Income / (loss) per common share—basic:
Income / (loss) per common share	$(0.19)	$(0.31)	$(0.56)	$(0.28)

Weighted average shares outstanding—basic	10,756,257	10,901,448	10,600,004	10,860,702

Income / (loss) per common share—diluted:
Income / (loss) per common share	$(0.19)	$(0.31)	$(0.56)	$(0.28)

Weighted average shares outstanding—diluted	16,008,259	16,185,004	15,852,006	16,144,258

Dividends declared per common share	$0.02	$0.05	$0.04	$0.10

Comprehensive income / (loss):
Net income / (loss) (from above)	$(3,168)	$(5,057)	$(9,058)	$(4,644)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(229)	(8)	(40)	354

Other comprehensive income / (loss), net of tax of $0	(229)	(8)	(40)	354

Comprehensive income	(3,397)	(5,065)	(9,098)	(4,290)
Less: comprehensive income (loss) attributable to the non-controlling interest	(1,183)	(1,688)	(3,151)	(1,528)

Comprehensive income / (loss) attributable to IFMI	$(2,214)	$(3,377)	$(5,947)	$(2,762)

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock Class A $ Amount	Preferred Stock Class B $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity	Non-controlling Interest	Total Permanent Equity	Redeemable non- controlling interest (Temporary Equity)
Balance at December 31, 2011	$—	$5	$10	$63,032	$(5,121)	$(626)	$(328)	$56,972	$20,436	$77,408	$14,026
Measurement period adjustment (1)	—	—	—	—	—	—	—	—	—	—	(93)
Net loss	—	—	—	—	(5,937)	—	—	(5,937)	(2,883)	(8,820)	(238)
Other comprehensive income / (loss) (2)	—	—	—	—	—	(10)	—	(10)	(30)	(40)	—
Acquisition / (surrender) of additional units of consolidated subsidiary, net	—	—	—	828	—	(28)	—	800	(800)	—	—
Equity-based compensation and vesting of shares	—	—	1	1,063	—	—	—	1,064	519	1,583	385
Shares withheld for employee taxes	—	—	—	(2)	—	—	—	(2)	(1)	(3)	—
Redemption of non-controlling interest, net	—	—	—	—	—	—	—	—	—	—	(6,095)
Dividends/ Distributions	—	—	—	—	(429)	—	—	(429)	(210)	(639)	—

Balance at June 30, 2012	$—	$5	$11	$64,921	$(11,487)	$(664)	$(328)	$52,458	$17,031	$69,489	$7,985

(1)	See note 2.
(2)	Represents foreign currency translation adjustment.

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Operating activities
Net income / (loss)	$(9,058)	$(4,644)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of debt	(3)	—
Equity-based compensation	1,968	4,206
Realized loss / (gain) on other investments, at fair value	101	1,480
Change in unrealized (gain) / loss on other investments, at fair value	5,107	(358)
Depreciation and amortization	734	973
(Income) / loss from equity method affiliates	(2,042)	(4,530)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(206)	699
(Increase) decrease in investments-trading	(41,646)	96,577
(Increase) decrease in other assets	343	3,488
(Increase) decrease in receivables under resale agreement	(117,311)	589
Change in receivables from / payables to related parties, net	(1)	565
Increase (decrease) in accrued compensation	(2,379)	(6,243)
Increase (decrease) in accounts payable and other liabilities	(1,474)	(2,693)
Increase (decrease) in trading securities sold, not yet purchased	(15,494)	(8,631)
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	72,917	(16,098)
Increase (decrease) in securities sold under agreement to repurchase	109,191	(49,438)
Increase (decrease) in deferred income taxes	464	(226)
Change in mandatorily redeemable equity interests	(132)	—

Net cash provided by (used in) operating activities	1,079	15,716

Investing activities
Cash paid for acquisition of JVB, net of cash acquired	—	(14,956)
Cash acquired from acquisition of PrinceRidge Partners, LLC and PrinceRidge Holdings, LP	—	2,149
Purchase of investments-other investments, at fair value	(101)	(1,708)
Sales and return of principal of other investments, at fair value	38	3,965
Investment in equity method affiliates	(6)	(432)
Return from equity method affiliates	5,513	5,820
Purchase of furniture, equipment, and leasehold improvements	(42)	(302)

Net cash provided by (used in) investing activities	5,402	(5,464)

Financing activities
Repayment and repurchase of debt	(10,257)	(2,620)
Cash used to net share settle equity awards	(3)	(49)
Redemption of redeemable non-controlling interest, net	(24)	—
Distributions to mandatorily redeemable equity interests	(789)	—
Distributions to non-controlling interest	(210)	(528)
Dividends	(429)	(1,090)

Net cash used in financing activities	(11,712)	(4,287)

Effect of exchange rate on cash	(46)	249

Net increase (decrease) in cash and cash equivalents	(5,277)	6,214
Cash and cash equivalents, beginning of period	18,221	43,946

Cash and cash equivalents, end of period	$12,944	$50,160

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

As a result of the Merger, AFN received 10,343,347 or 66.2% of the membership interests in Cohen Brothers. Of the 66.2% of Cohen Brothers received by AFN in connection with the Merger, 38.5% was received in the form of units issued directly by Cohen Brothers. The remaining 27.7% was acquired by AFN from Cohen Brothers members in exchange for the issuance of AFN common stock to those members. The remaining 5,283,556 membership interests or 33.8% of Cohen Brothers was held by Daniel Cohen (31.9% or 4,983,557 membership interests) and other members (1.9% or 299,999 membership interests). Each of Mr. Cohen’s membership units is redeemable at Mr. Cohen’s option, at any time on or after January 1, 2014, for (i) cash in amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of the issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. The membership units held by the other members have the same redemption rights as described for Mr. Cohen except that the members holding these units may elect to redeem their shares at any time.

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

Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE Amex LLC under the ticker symbol “IFMI.” The Company is an investment firm specializing in credit related fixed income investments. As of June 30, 2012, the Company had $6.2 billion in assets under management (“AUM”) of which 97%, or $6.0 billion, was in collateralized debt obligations (“CDOs”).

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

Principal Investing:

•

gains and losses (unrealized and realized) and income and expense earned on securities (primarily seed capital investments in certain Investment Vehicles which the Company manages) classified as other investments, at fair value; and

•	income or loss from equity method affiliates.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim months’ periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior period amounts have been reclassified to conform to the current period presentation.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company has one year from the closing of the transaction, referred to as the measurement period, to finalize the accounting for business combinations. The measurement period for the PrinceRidge acquisition expired on May 31, 2012. During the second quarter of 2012, the Company made a measurement period adjustment to the redeemable non-controlling interest with a corresponding adjustment to goodwill related to the acquisition of PrinceRidge. The adjustment reduced goodwill and the redeemable non-controlling interest by $93. The balance sheet at December 31, 2011 was not retrospectively adjusted to reflect these adjustments since the Company believes this revision was not material based on the Company’s assessment performed in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate control to fund substantially all the cost of purchasing replacement financial assets. The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company’s adoption of the provisions of ASU 2011-03 effective January 1, 2012 did not have an effect on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits companies to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50%. Under this option, a company would no longer be required to calculate the fair value of the reporting unit unless the company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. A company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment tests. A company may resume performing the qualitative assessment in any subsequent period. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. These examples of events and circumstances supersede (1) the previous examples included in Topic 350 of event and circumstances that a company should consider when testing goodwill for impairment between annual tests and (2) the previous examples of events and circumstances that a company having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test, used to measure the amount of the loss, if any. The guidance provided in ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s adoption of the provisions of ASU 2011-08 effective January 1, 2012 did not have an effect on the Company’s consolidated financial statements.

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

Cash and cash equivalents: Cash is carried at historical cost which is assumed to approximate fair value. The estimated fair value measurements of cash and cash equivalents and restricted cash are generally classified within level 1 of the valuation hierarchy.

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

Receivables under resale agreements: Receivables under resale agreements are carried at their contracted resale price, have short-term maturities, and are repriced frequently or bear market interest rates and, accordingly, these contracts are at amounts that approximate fair value. The estimated fair value measurements of receivables under resale agreements are based on observations of actual market activity and are generally classified within level 2 of the fair value hierarchy.

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

Securities sold under agreement to repurchase: The liability for securities sold under agreement to repurchase are carried at their contracted repurchase price, have short-term maturities and are repriced frequently with amounts normally due in one month or less and, accordingly, these contracts are at amounts that approximate fair value. The estimated fair value measurements of securities sold under agreement to repurchase are based on observations of actual market activity and are generally classified within level 2 of the fair value hierarchy.

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of June 30, 2012 and December 31, 2011, the fair value of the Company’s debt was estimated to be $32.7 million and $43.5 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

4. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consist of the following at June 30, 2012 and December 31, 2011.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
Receivable from clearing organizations	$7,628	$51,619
Unsettled regular way trades, net	—	17,232
Deposits with clearing organizations	1,647	2,112

Receivables from brokers, dealers, and clearing agencies	$9,275	$70,963

Receivable from clearing organizations represents un-invested cash held by the clearing organization which includes cash proceeds from short sales.

Amounts payable to brokers, dealers, and clearing agencies consists of the following at June 30, 2012 and December 31, 2011.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
Unsettled regular way trades, net	$830	$—
Margin payable	35,027	24,633

Payables to brokers, dealers, and clearing agencies	$35,857	$24,633

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $831 and $983 for the six months ended June 30, 2012 and 2011, respectively, and $415 and $358 for the three months ended June 30, 2012 and 2011, respectively.

5. FINANCIAL INSTRUMENTS

Investments - Trading

The following table displays the carrying value of all investments classified as investments-trading as of the periods indicated:

INVESTMENTS - TRADING

(Dollars in Thousands)

Security Type	June 30, 2012	December 31, 2011
U.S. government agency MBS and CMOs (1)	$30,685	$7,563
U.S. government agency debt securities	34,452	14,600
RMBS	1,178	7,108
CMBS	—	1,587
U.S. Treasury securities	7,473	8,524

Security Type	June 30, 2012	December 31, 2011
Interests in securitizations (2)	259	608
SBA loans	4,382	9,049
Corporate bonds and redeemable preferred stock	55,226	65,445
Foreign government bonds	99	67
Municipal bonds	18,895	9,225
Exchange traded funds	9,377	—
Certificates of deposit	4,079	710
Equity securities	87	60

Investments-trading	$166,192	$124,546

(1)	Includes TBAs. See note 7.
(2)	Primarily comprised of CDOs, CLOs, and ABS.

Trading Securities Sold, Not Yet Purchased

The following table displays the carrying value of all trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

Security Type	June 30, 2012	December 31, 2011
U.S. government agency MBS (1)	$47	$16
U.S. Treasury securities	10,811	11,755
Corporate bonds and redeemable preferred stock	64,651	87,537
Foreign government bonds	23	158
Municipal bonds	122	143
Exchange traded funds	1,636	—
Certificates of deposit	6,829	4

Total	$84,119	$99,613

(1)	Represents TBAs. See note 7.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized losses in the amount of $432 for the six months ended June 30, 2012 and the change in unrealized gains in the amount $1,248 for the six months ended June 30, 2011 in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	June 30, 2012
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$97	$(120)
Equity Securities:
EuroDekania	7,792	2,103	(5,689)
Star Asia	23,219	32,299	9,080
Tiptree Financial Partners, L.P.	5,561	2,703	(2,858)
Other securities	232	112	(120)

Total equity securities	36,804	37,217	413

Residential loans	240	229	(11)
Foreign currency forward contracts	—	66	66

Other investments, at fair value	$37,261	$37,609	$348

	December 31, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$88	$(129)
Equity Securities:
EuroDekania	7,792	2,370	(5,422)
Star Asia	23,219	37,358	14,139
Tiptree Financial Partners, L.P.	5,561	2,533	(3,028)
Other securities	232	156	(76)

Total equity securities	36,804	42,417	5,613

Residential loans	278	267	(11)

Other investments, at fair value	$37,299	$42,772	$5,473

(1)	Represents an interest in a CDO.

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $5,208 and $1,122 related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2012 and 2011, respectively. The Company recognized net losses of $34 and net gains of $418 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2012 and 2011, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during the three and six months ended June 30, 2012 and 2011. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	June 30, 2012 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$30,685	$—	$30,685	$—
U.S. government agency debt securities	34,452	66	34,386	—
RMBS	1,178	—	1,178	—
U.S. Treasury securities	7,473	7,473	—	—
Interests in securitizations (1)	259	—	74	185
SBA loans	4,382	—	4,382	—
Corporate bonds and redeemable preferred stock	55,226	3,850	51,376	—
Foreign government bonds	99	—	99	—
Municipal bonds	18,895	—	18,895	—
Exchange traded funds	9,377	9,377	—	—
Certificates of deposit	4,079	—	4,079	—
Equity securities	87	24	—	63

Total investments-trading	$166,192	$20,790	$145,154	$248

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	2,103	—	—	2,103
Star Asia (3)	32,299	—	—	32,299
Tiptree Financial Partners L.P. (4)	2,703	—	—	2,703

	37,105	—	—	37,105
Other	112	24	—	88

Total equity securities	37,217	24	—	37,193
Interests in securitizations (1)	97	—	—	97
Residential loans	229	—	229	—
Foreign currency forward contracts	66	66	—	—

Total other investments, at fair value	$37,609	$90	$229	$37,290

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency MBS	$47	$—	$47	$—
U.S. Treasury securities	10,811	10,811	—	—
Corporate bonds and redeemable preferred stock	64,651	313	64,338	—
Foreign government bonds	23	—	23	—
Municipal bonds	122	—	122	—
Exchange traded funds	1,636	1,636	—	—
Certificates of deposit	6,829	—	6,829	—

Total trading securities sold, not yet purchased	$84,119	$12,760	$71,359	$—

(1)	Primarily comprised of CDOs, CLOs, and ABS.
(2)	Hybrid Securities Fund - European.
(3)	Real Estate Fund - Asian.
(4)	Diversified Fund.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2011 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$7,563	$—	$7,563	$—
U.S. government agency debt securities	14,600	144	14,456	—
RMBS	7,108	—	2,176	4,932
CMBS	1,587	—	1,587	—
U.S. Treasury securities	8,524	8,524	—	—
Interests in securitizations (1)	608	—	387	221
SBA loans	9,049	—	9,049	—
Corporate bonds and redeemable preferred stock	65,445	779	64,666	—
Foreign government bonds	67	—	67	—
Municipal bonds	9,225	—	9,225	—
Certificates of deposit	710	—	710	—
Equity securities	60	25	—	35

Total investments-trading	$124,546	$9,472	$109,886	$5,188

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	2,370	—	—	2,370
Star Asia (3)	37,358	—	—	37,358
Tiptree Financial Partners L.P. (4)	2,533	—	—	2,533

	42,261	—	—	42,261
Other	156	24	—	132

Total equity securities	42,417	24	—	42,393
Interests in securitizations (1)	88	—	—	88
Residential loans	267	—	—	267

Total other investments, at fair value	$42,772	$24	$—	$42,748

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency MBS	$16	$—	$16	$—
U.S. Treasury securities	11,755	11,755	—	—
Corporate bonds and redeemable preferred stock	87,537	1,084	86,453	—
Foreign government bonds	158	—	158	—
Municipal bonds	143	—	143	—
Certificates of deposit	4	—	4	—

Total trading securities sold, not yet purchased	$99,613	$12,839	$86,774	$—

(1)	Primarily comprised of CDOs, CLOs, and ABS.
(2)	Hybrid Securities Fund - European.
(3)	Real Estate Fund - Asian.
(4)	Diversified Fund.

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

Exchange Traded Funds: Exchange traded funds are investment funds that trade in active markets, similar to public company stocks. The fair values of exchange traded funds are based on quoted prices in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

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

In the case of Star Asia, the Company utilizes a series of valuation models to determine fair value, which use both market and income based approaches and generally classifies its investment within level 3 of the valuation hierarchy. Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services - Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it is the Company’s assessment that the fair value of the subordinated debt securities has diverged from its carrying value. Because Star Asia’s published NAV is calculated using the amortized cost of these subordinated debt securities, the Company has concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. The Company estimates the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, for similar non-investment grade long term subordinated debt issuances.

The Company used discount rates of 7.50% and 7.15% as of December 31, 2011 and June 30, 2012, respectively, in determining the fair value of Star Asia’s subordinated debt securities. If the Company had used Star Asia’s unadjusted NAV, rather than the Company’s financial model described above in determining the fair value of the Company’s investment in Star Asia, the Company would have recorded its investment in Star Asia at a value of $46,031 and $41,740 as of December 31, 2011 and June 30, 2012, respectively, as compared to the fair value as determined by the Company’s internal valuation model of $37,358, and $32,299 as of December 31, 2011 and June 30, 2012, respectively.

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

Derivatives:

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the foreign currency forward contracts is based on current quoted market prices. Valuation adjustments are not applied. These are considered a Level 1 value in the hierarchy. See note 7.

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

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized level 3 inputs to determine fair value for the six and three months ended June 30, 2012 and 2011.

LEVEL 3 INPUTS

Six Months Ended June 30, 2012

(Dollars in Thousands)

	January 1, 2012	Total gains and losses included in earnings			Purchases	Sales	June 30, 2012	Change in unrealized gains/(losses) for the period included in earnings (1)
		Net trading	Principal transactions and other income	Transfers out of Level 3
Assets:
Investments-trading:
RMBS	$4,932	$17	$—	$—	$171	$(5,120)	$—	$—
Interests in securitizations (2)	221	(58)	—	—	2,225	(2,203)	185	(37)
Equity securities	35	(98)	—	—	126	—	63	(98)

Total investments-trading	$5,188	$(139)	$—	—	$2,522	$(7,323)	$248	$(135)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (3)	$2,370	$—	$(267)	—	$—	$—	$2,103	$(267)
Star Asia (4)	37,358	—	(5,059)	—	—	—	32,299	(5,059)
Tiptree Financial Partners, L.P. (5)	2,533	—	170	—	—	—	2,703	170

	42,261	—	(5,156)	—	—	—	37,105	(5,156)

Other	132	—	(44)	—	—	—	88	(44)

Total equity securities	42,393	—	(5,200)	—	—	—	37,193	(5,200)
Interests in securitizations (2)	88	—	9	—	—	—	97	9
Residential loans	267	—	—	(267)	—	—	—	—

Total other investments, at fair value	$42,748	$—	$(5,191)	$(267)	$—	$—	$37,290	$(5,191)

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(2)	Primarily comprised of CDOs, CLOs, and ABS.
(3)	Hybrid Securities Funds - European.
(4)	Real Estate Funds - Asian.
(5)	Diversified Fund.

LEVEL 3 INPUTS

Six Months Ended June 30, 2011

(Dollars in Thousands)

	January 1, 2011	Total gains and losses included in earnings		Transfers into Level 3	Purchases	Sales (1)	June 30, 2011	Change in unrealized gains/(losses) for the period included in earnings (2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$68,885	$452	$—	$4,332	$20,599	$(85,649)	$8,619	$602
RMBS	—	—	—	—	1,473	—	1,473	—
Commercial mortgage-backed securities	—	114	—	—	1,233	—	1,347	114
Interests in securitizations (3)	4,500	6,238	—	—	8,101	(11,548)	7,291	340
Certificates of deposit	—	3	—	—	761	(763)	1	2
Equity securities	—	30	—	—	70	(2)	98	30

Total investments-trading	$73,385	$6,837	$—	$4,332	$32,237	$(97,962)	$18,829	$1,088

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$1,258	$—	$1,619	$—	$533	$—	$3,410	$1,619
Star Asia (5)	38,025	—	(2,014)	—	226	(476)	35,761	(2,014)
Tiptree Financial Partners, L.P.(6)	2,480	—	71	—	—	—	2,551	71

	41,763	—	(324)	—	759	(476)	41,722	(324)

Investment Funds
Deep Value (7)	28	—	(9)	—	—	(19)	—	—

	28	—	(9)	—	—	(19)	—	—

Other	500	—	(212)	—	36	(59)	265	(212)

Total equity securities	42,291	—	(545)	—	795	(554)	41,987	(536)
Interests in securitizations (3)	105	—	—	—	—	—	105	—
Residential loans	303	—	5	—	—	(32)	276	5

Total other investments, at fair value	$42,699	$—	$(540)	$—	$795	$(586)	$42,368	$(531)

(1)	Includes return of principal/capital of interests in U.S. government agency MBS and CMOs, securitizations, investment funds and residential loans. The sale of $476 attributable to Star Asia represents the transfer of 54,452 shares of Star Asia to an employee for services rendered during 2010. See note 19.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(3)	Primarily comprised of CDOs and CLOs.
(4)	Hybrid Securities Funds - European.
(5)	Real Estate Funds - Asian.
(6)	Diversified Fund.
(7)	Real Estate Funds.

LEVEL 3 INPUTS

Three Months Ended June 30, 2012

(Dollars in Thousands)

	March 31, 2012	Total gains and losses included in earnings			Purchases	Sales	June 30, 2012	Change in unrealized gains/(losses) for the period included in earnings (1)
		Net trading	Principal transactions and other income	Transfers out of Level 3
Assets:
Investments-trading:
Interests in securitizations (2)	$2,409	$(21)	$—	$—	$—	$(2,203)	$185	$—
Equity securities	167	(104)	—	—	—	—	63	(104)

Total investments-trading	$2,576	$(125)	$—	—	$—	$(2,203)	$248	$(104)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (3)	$2,348	$—	$(245)	$—	$—	$—	$2,103	$(245)
Star Asia (4)	32,118	—	181	—	—	—	32,299	181
Tiptree Financial Partners, L.P. (5)	2,650	—	53	—	—	—	2,703	53

	37,116	—	(11)	—	—	—	37,105	(11)

Other	82	—	6	—	—	—	88	6

Total equity securities	37,198	—	(5)	—	—	—	37,193	(5)
Interests in securitizations (2)	97	—	—	—	—	—	97	—

Total other investments, at fair value	$37,295	$—	$(5)	$—	$—	$—	$37,290	$(5)

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(2)	Primarily comprised of CDOs, CLOs, and ABS.
(3)	Hybrid Securities Funds - European.
(4)	Real Estate Funds - Asian.
(5)	Diversified Fund.

LEVEL 3 INPUTS

Three Months Ended June 30, 2011

(Dollars in Thousands)

	March 31, 2011	Total gains and losses included in earnings		Transfers into Level 3	Purchases	Sales (1)	June 30, 2011	Change in unrealized gains/(losses) for the period included in earnings (2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$12,206	$1,024	$—	$—	$7,283	$(11,894)	$8,619	$706
RMBS	—	—	—	—	1,473	—	1,473	—
Commercial mortgage-backed securities	—	114	—	—	1,233	—	1,347	114
Interests in securitizations (3)	1,857	1,000	—	—	7,016	(2,582)	7,291	44
Certificates of deposit	393	—	—	—	—	(392)	1	—
Equity securities	74	(46)	—	—	70	—	98	(46)

Total investments-trading	$14,530	$2,092	$—	$—	$17,075	$(14,868)	$18,829	$818

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$2,033	$—	$844	$—	$533	$—	$3,410	$844
Star Asia (5)	35,094	—	667	—	—	—	35,761	667
Tiptree Financial Partners, L.P. (6)	2,511	—	40	—	—	—	2,551	40

	39,638	—	1,551	—	533	—	41,722	1,551

Investment Funds
Deep Value (7)	28	—	(9)	—	—	(19)	—	—

	28	—	(9)	—	—	(19)	—	—

Other	553	—	(265)	—	36	(59)	265	(265)

Total equity securities	40,219	—	1,277	—	569	(78)	41,987	1,286
Interests in securitizations (3)	105	—	—	—	—	—	105	—
Residential loans	287	—	3	—	—	(14)	276	3

Total other investments, at fair value	$40,611	$—	$1,280	$—	$569	$(92)	$42,368	$1,289

(1)	Includes return of principal/capital of interests in U.S. government agency MBS and CMOs, securitizations, investment funds and residential loans.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(3)	Primarily comprised of CDOs and CLOs.
(4)	Hybrid Securities Funds - European.
(5)	Real Estate Funds - Asian.
(6)	Diversified Fund.
(7)	Real Estate Funds.

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

Investments-trading: During the six and three months ended June 30, 2012, there were no transfers into or out of level 3 of the valuation hierarchy.

During the six months ended June 30, 2011, there were no transfers out of level 3 and there was one transfer of $4,332 into level 3 of the valuation hierarchy related to one security. In this case, as of December 31, 2010, the Company was able to obtain a reliable quote from a third party pricing service. During the first half of 2011, the Company was unable to obtain a reliable quote and relied upon an internal valuation model for that same security. During the three months ended June 30, 2011, there were no transfers into or out of level 3.

Other investments, at fair value: During the six months ended June 30, 2012, the Company transferred $267 in residential loans from level 3 to level 2 of the valuation hierarchy. During the three months ended June 30, 2012, there were no transfers into or out of level 3 of the valuation hierarchy.

During the six and three months ended June 30, 2011, there were no transfers into or out of level 3 of the valuation hierarchy.

The following table provides the quantitative information about level 3 fair value measurements as of June 30, 2012:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS

(Dollars in Thousands)

	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Weighted average		Range of Significant Inputs
Assets:
Investments-trading:
Equity securities	$63	Black Scholes	Expected Life Volatility Dividend Yield	5 years 25 0	% %	5 years 25 0	% %

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
Star Asia	$32,299	Adjusted NAV	Discount rate on debt	7.15%		7.15%
Other	$88	Black Scholes	Expected Life Volatility Dividend Yield	5.2 years 25 0	% %	5-10 years 25 0	% %

Investments in Certain Entities That Calculate Net Asset Value Per Share (Or Its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at June 30, 2012 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,103	N/A	N/A	N/A
Star Asia (b)	32,299	N/A	N/A	N/A
Tiptree Financial Partners, L.P. (c)	2,703	N/A	N/A	N/A

	$37,105

	Fair Value at December 31, 2011 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,370	N/A	N/A	N/A
Star Asia (b)	37,358	N/A	N/A	N/A
Tiptree Financial Partners, L.P. (c)	2,533	N/A	N/A	N/A

	$42,261

N/A - Not applicable.

(a)	EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe (“EuroTruPS”); widely syndicated leveraged loans issued by European corporations CMBS, including subordinated interests in first mortgage real estate loans (“B-Notes”); and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using a series of internal valuation models that use both the market and income approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $41,740 as of June 30, 2012 and $46,031 as of December 31, 2011.
(c)	The investment strategy of Tiptree Financial Partners, L.P. (“Tiptree”) is currently focused on investing in (a) specialty finance companies; (b) alternative asset management companies, and (c) diversified credit assets and related equity interests. Tiptree primarily seeks to acquire majority ownership interests in its investees. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company uses the latest reported net asset value from Tiptree. From time to time, the net asset value may be one quarter in arrears.

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

The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) arising from the Company’s investments in interest rate sensitive investments; and (iii) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts; (ii) EuroDollar futures; and (iii) purchase and sale agreements of TBAs. TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month); or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as a standard security trade. The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets. As of June 30, 2012, the Company had 80 outstanding foreign currency forward contracts with a notional amount of 12,500 Japanese Yen per contract. As of December 31, 2011, the Company had no outstanding foreign currency forward contracts.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures. The Company carries the EuroDollar futures contracts at fair value and includes them as a component of investments-trading in the Company’s consolidated balance sheets. As of June 30, 2012 and December 31, 2011, the Company had no outstanding EuroDollar futures contracts.

TBAs

The Company trades U.S. Government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments–trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2012, the Company had open TBA sale agreements in the notional amount of $13,250, and open TBA purchase agreements in the notional amount of $9,245. At December 31, 2011, the Company had open TBA sale agreements in the notional amount of $4,325.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value recognized in the consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815	Balance Sheet Classification	Unrealized Gain / (Loss) as of June 30, 2012	Unrealized Gain / (Loss) as of December 31, 2011
Foreign currency forward contracts	Other investments, at fair value	$66	$—
TBAs	Investments-trading	38	—
TBAs	Trading securities sold, not yet purchased	(47)	(16)

		$57	$(16)

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations for the six and three months ended June 30, 2012 and 2011:

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to middle size mortgage loan originators) in hedging the interest rate risk associated with the mortgages the clients hold. In general, the Company will enter into a TBA purchase agreement with the client. Then, the Company will immediately enter into a TBA sale agreement with the exact same terms and settlement date with a separate counter-party. The Company seeks to profit through a small mark up in the price of the transaction. The TBAs will match underlying terms and settle dates. Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA. The gain or loss on the transaction is recorded as a component of net trading in the consolidated statement of operations and is included in due to or due from broker in the consolidated balance sheet until it settles. As of June 30, 2012, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements in the notional amount of $331,884. The net profit on these transactions is recorded as a component of net trading revenue and is included as a component of TBA revenue in the table below. Any revenue on trades that have not yet settled is included as a component of due to or due from brokers, clearings, and clearing organizations. As of June 30, 2011, unsettled TBA revenue was $458.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815	Income Statement Classification	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Foreign currency forward contracts	Revenues—principal transactions and other income	$(35)	$(219)
EuroDollar futures contracts	Revenues—net trading	—	(2)
TBAs	Revenues—net trading	254	(7,970)

		$219	$(8,191)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815	Income Statement Classification	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Foreign currency forward contracts	Revenues—principal transactions and other income	$(35)	$(922)
EuroDollar futures contracts	Revenues—net trading	—	(64)
TBAs	Revenues—net trading	156	(8,113)

		$121	$(9,099)

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

At June 30, 2012 and December 31, 2011, the Company held reverse repurchase agreements of $247,289 and $129,978, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $263,414 and $137,829, respectively. Substantially all of the collateral for reverse repurchase agreements was re-pledged as collateral for repurchase agreements.

At June 30, 2012 and December 31, 2011, the Company had repurchase agreements of $244,061 and $134,870, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $258,903 and $142,295, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

As of June 30, 2012 and December 31, 2011, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, and Fixed rate Agency CMO’s.

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

The Company has certain equity method affiliates for which it has elected the fair value option. The Company elected the fair value option for its investments in Muni Funding Company of America (“MFCA”) effective January 1, 2008 and effective with the ownership increase in Star Asia in March 2010, which qualified it for equity method treatment, the Company continued its fair value election regarding Star Asia. See notes 5 and 6. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected.

During the six months ended June 30, 2012, the Company had the following equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Duart Capital. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in							Total
	Star Asia Manager	Deep Value GP	Deep Value GP II	Star Asia SPV	Star Asia Opportunity	Star Asia Capital Management	Duart Capital and Other
Balance at January 1, 2012	$1,046	$21	$33	$466	$4,460	$50	$—	$6,076
Investments / advances	—	—	—	—	—	6	—	6
Distributions/repayments	(1,050)	—	—	(526)	(3,908)	(250)	—	(5,734)
Earnings / (loss) realized	580	(14)	3	724	619	130	—	2,042

Balance at June 30, 2012	$576	$7	$36	$664	$1,171	$(64)	$—	$2,390

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
Total Assets	$257,864	$257,735

Liabilities	$95,063	$68,530
Equity attributable to the investees	162,044	188,170
Non-controlling interest	757	1,035

Liabilities & Equity	$257,864	$257,735

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income / (loss)	$5,767	$17,783	$(10,119)	$1,952

Net income / (loss) attributable to the investees	$5,730	$18,207	$(9,841)	$2,666

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

Other assets at June 30, 2012 and December 31, 2011 included:

	June 30, 2012	December 31, 2011
Prepaid expenses	$3,052	$3,819
Security deposits	2,506	2,541
Miscellaneous other assets	555	97
Cost method investment	250	250
Furniture, equipment and leasehold improvements, net	2,682	3,373
Intangible assets	538	538
Equity method affiliates	2,390	6,076

Other assets	$11,973	$16,694

Accounts payable and other liabilities include accounts payable, rent payable, payroll tax liabilities, accrued interest payable, accrued income taxes, guarantee liabilities related to Alesco XIV (see note 17), contingent settlement payable (see note 17), deferred income, and other general accrued expenses.

Accounts payable and other liabilities at June 30, 2012 and December 31, 2011 included:

	June 30, 2012	December 31, 2011
Accounts payable	$1,104	$1,181
Rent payable	1,116	1,289
Accrued interest payable	553	662
Income and payroll taxes payable	1,334	1,947
Guarantee liability	1,084	1,084
Contingent settlement payable	4,357	—
Deferred income	964	1,761
Other general accrued expenses	1,738	5,643

Accounts payable and other liabilities	$12,250	$13,567

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of June 30, 2012, the Company has drawn this conclusion.

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

As of June 30, 2012, the Company has variable interests in various securitizations but it has determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the six and three months ended June 30, 2012 and 2011 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2012 and December 31, 2011.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of the two trust VIEs that hold the Company’s junior subordinated notes (see note 12) and the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2012 and December 31, 2011.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	June 30, 2012
	Carrying Amount		Maximum Exposure to loss in non-
	Other Receivables	Other Investments, at Fair Value	consolidated VIEs
Managed VIEs	$1,697	$—	$1,697
Third party managed VIEs	117	97	214

Total	$1,814	$97	$1,911

	December 31, 2011
	Carrying Amount		Maximum Exposure to loss in non-
	Other Receivables	Other Investments, at Fair Value	consolidated VIEs
Managed VIEs	$1,830	$—	$1,830
Third party managed VIEs	175	88	263

Total	$2,005	$88	$2,093

12. DEBT

The Company had the following debt outstanding as of June 30, 2012 and December 31, 2011, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2012	December 31, 2011	Interest Rate Terms		Weighted Average Interest Rate at 06/30/2012	Weighted Average Maturity
Contingent convertible senior notes:
7.625% contingent convertible senior notes (the “Old Notes”)	$100		$100	$10,303	7.63%		7.63%	July 2012(1)
10.50% contingent convertible senior notes (the “New Notes”)	8,121		8,049	8,030	10.50%		10.50%	May 2014(2)

	$8,221		$8,149	$18,333

Junior subordinated notes	$48,125	(3)	17,068	17,343	7.47%		7.47%	August 2036
Subordinated notes payable	$1,514		1,514	1,491	12.00	%(4)	12.00%	June 2013

Total			$26,731	$37,167

(1)	Represents the date the Company redeemed the remaining $100 aggregate principal amount of Old Notes outstanding for cash.
(2)	Represents the weighted average put date maturity. The weighted average contractual maturity for the New Notes is May 2027.

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

On May 15, 2012, the holders of $10,110 aggregate principal amount of the Old Notes exercised their option to require the Company to repurchase their Old Notes. On July 5, 2012, the Company, at its option, redeemed the remaining $100 aggregate principal amount of the Old Notes outstanding.

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

In June 2011, one partner withdrew from PrinceRidge and, therefore, the Company reclassified $3,536 from redeemable non-controlling interest to mandatorily redeemable equity interests on its consolidated balance sheets. During the first half of 2012, the Company reclassified $6,071 from redeemable non-controlling interest to mandatorily redeemable equity interests in its consolidated balance sheets due to partnership withdrawals from PrinceRidge. In addition, the Company distributed cash of $43 during the first quarter of 2012 to a withdrawing partner and received $20 in cash related to capital contributions made to PrinceRidge during the second quarter of 2012. Per the terms of the governing documents, PrinceRidge may redeem a partner’s equity interests over a period of time of up to 2 to 5 years. The amount actually due to a withdrawing partner will fluctuate over time based on the operating results of PrinceRidge. The carrying value of the liability owed to a withdrawing partner will be recorded at the amount owed as of each balance sheet date. Any increases or decreases in the amount owed will be recorded as interest income or expense and will be included in the non operating section of the consolidated statement of operations. During the first half of 2012, the Company distributed cash of $789 to the holders of mandatorily redeemable equity interests. As of June 30, 2012 and December 31, 2011, the mandatorily redeemable equity interests totaled $8,299 and $3,149, respectively. See also note 22.

14. PERMANENT EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2012 related to the number of shares of unrestricted common stock that the Company had issued as of June 30, 2012:

Common Stock Shares

Balance at December 31, 2011 (1)	10,132,497
Shares issued in connection with the redemption of Operating LLC units	186,339
Vesting of shares	239,259
Shares withheld for employee taxes	(1,780)

Balance at June 30, 2012 (1)	10,556,315

(1)	Includes 50,400 shares of the Company’s common stock held as treasury stock.

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

Acquisition and Surrender of Additional Units of the Operating LLC, net: Effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) which was approved by IFMI’s Board of Directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of IFMI’s common stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its common stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. During the six months ended June 30, 2012, the Operating LLC issued to IFMI 464,946 units related to the UIS Agreement.

In January 2012, IFMI received 186,339 vested membership units from certain former owners of JVB in exchange for the Company’s issuance of 186,339 shares of IFMI common stock to the same former owners.

In summary, during the six months ended June 30, 2012, IFMI received (net of surrenders) 651,285 units of the Operating LLC pursuant to the UIS Agreement and as a result of the vesting and redemption of membership units of the Operating LLC by certain former owners of JVB for IFMI common stock. The Company recognized a net increase in additional paid in capital of $828 and a net increase in accumulated other comprehensive loss of $28 with an offsetting decrease in non-controlling interest of $800 in connection with the acquisition and surrender of additional units of Operating LLC.

The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI:

	June 30, 2012	June 30, 2011
Net income / (loss) attributable to IFMI	$(5,937)	$(2,996)
Transfers (to) from the non-controlling interest:
Increase in IFMI’s paid in capital for the acquisition / (surrender) of additional units of consolidated subsidiary, net	828	972

Changes from net income / (loss) attributable to IFMI and transfers (to) from non-controlling interest	$(5,109)	$(2,024)

15. NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein. As of June 30, 2012, the Company had the following three U.S. broker-dealers: Cohen & Company Securities, LLC (“CCS”), JVB, and the PrinceRidge Group LLC (“TPRG”). In February 2012, PrinceRidge merged its broker-dealer subsidiary, Cohen & Company Capital Markets, LLC (“CCCM”) into TPRG.

As of June 30, 2012, CCS’ adjusted net capital was $3,463 which exceeded the minimum requirement by $3,363. As of June 30, 2012, JVB’s adjusted net capital was $9,803, which exceeded the minimum requirements by $9,681. As of June 30, 2012, TPRG had net capital of $17,107, which exceeded the minimum requirements by $16,857.

EDML, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of June 30, 2012, the total minimum required net liquid capital was $1,708, and net liquid capital in EuroDekania Management Limited was $5,475 which exceeded the minimum requirements by $3,767 and was in compliance with the net liquid capital provisions.

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

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income / (loss) attributable to IFMI	$(2,078)	$(3,371)	$(5,937)	$(2,996)
Add / (deduct): Income / (loss) attributable to the non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(981)	(1,633)	(2,883)	(1,595)
Add /(deduct): Adjustment for income tax benefit / (expense) (2)	(23)	6	(39)	150

Net income / (loss) on a fully converted basis	$(3,082)	$(4,998)	$(8,859)	$(4,441)

Weighted average common shares outstanding—Basic	10,756,257	10,901,448	10,600,004	10,860,702
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,252,002	5,283,556	5,252,002	5,283,556

Weighted average common shares outstanding—Diluted (3)	16,008,259	16,185,004	15,852,006	16,144,258

Net income / (loss) per common share—Basic	$(0.19)	$(0.31)	$(0.56)	$(0.28)

Net income / (loss) per common share—Diluted	$(0.19)	$(0.31)	$(0.56)	$(0.28)

(1)	The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the three and six months ended June 30, 2012 and 2011) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share when the effect is dilutive using the if-converted method.
(2)	If the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.
(3)	Due to the net loss for the three and six months ended June 30, 2012, the weighted average shares calculation excluded (i) restricted Operating LLC membership units of 0 and 11,628 for the three and six months ended June 30, 2012, respectively; (ii) restricted shares of IFMI Common Stock of 21,879 and 17,412 for the three and six months ended June 30, 2012, respectively; and (iii) restricted units of IFMI’s Common Stock of 0 and 2,554 for the three and six months ended June 30, 2012 , respectively.

Due to the net loss for the three and six months ended June 30, 2011, the weighted average shares calculation excluded (i) restricted Operating LLC membership units of 0 and 3,613 for the three and six months ended June 30, 2011, respectively; and (ii) restricted shares of IFMI Common Stock of 37,288 and 25,852 for the three and six months ended June 30, 2011, respectively.

17 . COMMITMENTS AND CONTINGENCIES

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

During the second quarter of 2012, CCS and the Liquidation Trustee reached an agreement in principle to settle both of the above actions. That agreement calls for CCS to make an initial payment of $3,000 and an additional payment of $2,250 in the future. As of the date of this report, this agreement is not final, is subject to the execution of final documentation and is subject to the Illinois Court’s approval of an order barring contribution claims against CCS. As a result of this agreement in principle, the Company accrued a contingent liability of $4,357 representing the initial payment of $3,000, the discounted present value of the future payment of $1,978, partially offset by additional estimated insurance proceeds receivable of $621. This expense was included in the statement of operations for the three and six months ended June 30, 2012 as a component of non-operating income / (expense). The discount of $272 will be amortized as a component of interest expense over the period spanning the signing through the final payment date.

The Company has been named in litigation commenced in the United States District Court for the Southern District of New York on June 29, 2012, under the caption U.S. Bank National Association v. Institutional Financial Markets, Inc. The plaintiff, U.S. Bank, alleges breach of contract respecting certain fees allegedly owing to U.S. Bank, as Trustee, in connection with the issuance of trust preferred securities, seeking damages and a declaration that the Company must make certain future fee payments. The time for the Company to respond to the Complaint has not yet arrived and no discovery or other proceedings have yet taken place. The Company intends to defend the action vigorously.

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

Accumulated Dividends and Dividend Equivalents on Restricted Stock and Restricted Units

From time to time, the Company has granted restricted stock and restricted units which are entitled to receive dividends or dividend equivalents as and when such dividends or dividend equivalents are declared and paid by the Company; provided, however, that the cash dividends or dividend equivalents on such restricted stock or restricted units are held by the Company until the period of forfeiture lapses and forfeited if the underlying restricted shares or restricted units are forfeited. The Company’s potential liability, assuming the restricted stock or restricted units were to vest as of June 30, 2012, is approximately $306.

18. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the six and three months ended June 30, 2012 and 2011 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

As of and for the six months ended June 30, 2012	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$37,642	$—	$—	$37,642	$—	$37,642
Asset management	—	9,545	—	9,545	—	9,545
New issue and advisory	1,266	—	—	1,266	—	1,266
Principal transactions and other income	(34)	393	(5,015)	(4,656)	—	(4,656)

Total revenues	38,874	9,938	(5,015)	43,797	—	43,797
Total operating expenses	37,676	2,842	156	40,674	7,496	48,170

Operating income / (loss)	1,198	7,096	(5,171)	3,123	(7,496)	(4,373)
Income / (loss) from equity method affiliates	—	—	2,042	2,042	—	2,042
Other non operating income / (expense)	(4,224)	—	—	(4,224)	(2,449)	(6,673)

Income / (loss) before income taxes	(3,026)	7,096	(3,129)	941	(9,945)	(9,004)
Income tax expense / (benefit)	—	—	—	—	54	54

Net income / (loss)	(3,026)	7,096	(3,129)	941	(9,999)	(9,058)
Less: Net income / (loss) attributable to the non-controlling interest	(238)	—	—	(238)	(2,883)	(3,121)

Net income / (loss) attributable to IFMI	$(2,788)	$7,096	$(3,129)	$1,179	$(7,116)	$(5,937)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$452	$7	$—	$459	$275	$734

Balance sheet data:
Total assets (2) (3)	$444,297	$7,219	$39,995	$491,511	$11,524	$503,035

Investment in equity method affiliates (included in total assets)	$—	$—	$2,390	$2,390	$—	$2,390

As of and for the six months ended June 30, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total

Summary statement of operations
Net trading	$43,514	$—	$—	$43,514	$—	$43,514
Asset management	—	11,225	—	11,225	—	11,225
New issue and advisory	1,240	—	—	1,240	—	1,240
Principal transactions and other income	174	920	(1,302)	(208)	—	(208)

Total revenues	44,928	12,145	(1,302)	55,771	—	55,771
Total operating expenses	38,187	3,317	157	41,661	20,701	62,362

Operating income / (loss)	6,741	8,828	(1,459)	14,110	(20,701)	(6,591)
Income / (loss) from equity method affiliates	—	4,359	171	4,530	—	4,530
Other non operating income / (expense)	13	—	—	13	(2,942)	(2,929)

Income / (loss) before income taxes	6,754	13,187	(1,288)	18,653	(23,643)	(4,990)
Income tax expense / (benefit)	—	—	—	—	(346)	(346)

Net income / (loss)	6,754	13,187	(1,288)	18,653	(23,297)	(4,644)
Less: Net income / (loss) attributable to the non-controlling interest	(53)	—	—	(53)	(1,595)	(1,648)

Net income / (loss) attributable to IFMI	$6,807	$13,187	$(1,288)	$18,706	$(21,702)	$(2,996)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$145	$7	$—	$152	$821	$973

Balance sheet data:
Total assets (2) (3)	$370,731	$21,553	$44,020	$436,304	$19,429	$455,733

Investment in equity method affiliates (included in total assets)	$—	$—	$1,488	$1,488	$—	$1,488

For the three months ended June 30, 2012	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$19,951	$—	$—	$19,951	$—	$19,951
Asset management	—	4,608	—	4,608	—	4,608
New issue and advisory	189	—	—	189	—	189
Principal transactions and other income	(7)	233	63	289	—	289

Total revenues	20,133	4,841	63	25,037	—	25,037
Total operating expenses	18,806	1,762	75	20,643	3,564	24,207

Operating income / (loss)	1,327	3,079	(12)	4,394	(3,564)	830
Income / (loss) from equity method affiliates	—	—	1,526	1,526	—	1,526
Other non operating income / (expense)	(4,289)	—	—	(4,289)	(1,172)	(5,461)

Income / (loss) before income taxes	(2,962)	3,079	1,514	1,631	(4,736)	(3,105)
Income tax expense / (benefit)	—	—	—	—	63	63

Net income / (loss)	(2,962)	3,079	1,514	1,631	(4,799)	(3,168)
Less: Net income / (loss) attributable to the non-controlling interest	(109)	—	—	(109)	(981)	(1,090)

Net income / (loss) attributable to IFMI	$(2,853)	$3,079	$1,514	$1,740	$(3,818)	$(2,078)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$223	$3	$—	$226	$117	$343

For the three months ended June 30, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total

Summary statement of operations
Net trading	$16,240	$—	$—	$16,240	$—	$16,240
Asset management	—	5,255	—	5,255	—	5,255
New issue and advisory	1,131	—	—	1,131	—	1,131
Principal transactions and other income	156	342	333	831	—	831

Total revenues	17,527	5,597	333	23,457	—	23,457
Total operating expenses	18,733	1,040	102	19,875	11,760	31,635

Operating income / (loss)	(1,206)	4,557	231	3,582	(11,760)	(8,178)
Income / (loss) from equity method affiliates	—	4,359	76	4,435	—	4,435
Other non operating income / (expense)	13	—	—	13	(1,460)	(1,447)

Income / (loss) before income taxes	(1,193)	8,916	307	8,030	(13,220)	(5,190)
Income tax expense / (benefit)	—	—	—	—	(133)	(133)

Net income / (loss)	(1,193)	8,916	307	8,030	(13,087)	(5,057)
Less: Net income / (loss) attributable to the non-controlling interest	(53)	—	—	(53)	(1,633)	(1,686)

Net income / (loss) attributable to IFMI	$(1,140)	$8,916	$307	$8,083	$(11,454)	$(3,371)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$116	$3	$—	$119	$384	$503

(1)	Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses related to support departments excluding certain departments that directly support the capital markets segment; (2) interest expense on debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of June 30, 2012 and 2011 are allocated to the Capital Markets and Asset Management segments as indicated in the table listed below.

As of June 30, 2012:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$7,937	$3,176	$—	$11,113	$—	$11,113
Intangible assets (included in other assets)	$538	$—	$—	$538	$—	$538

As of June 30, 2011:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$8,000	$3,176	$—	$11,176	—	$11,176
Intangible assets (included in other assets)	$538	$—	$—	$538	—	$538

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total Revenues:
United States	$20,390	$21,057	$37,503	$49,246
United Kingdom & Other	4,647	2,400	6,294	6,525

Total	$25,037	$23,457	$43,797	$55,771

Long-lived assets attributable to an individual country, other than the United States, are not material.

19. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $2,721 and $2,878 for the six months ended June 30, 2012 and 2011, respectively.

The Company paid income taxes of $111 and $56 for the six months ended June 30, 2012 and 2011, respectively, and received income tax refunds of $0 and $105 for the six months ended June 30, 2012 and 2011, respectively.

In the first half of 2012, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•

During the first half of 2012, the Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. In an effort to maintain a 1:1 ratio of the Company’s Common Stock to the number of membership units the Company holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to the Company when the Company issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for the Company to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. In addition, the Company acquired additional units of the Operating LLC from certain former owners of JVB in exchange for the Company’s issuance of 186,339 shares of the Company’s Common Stock to them in January 2012. The Company recognized a net increase in additional paid-in capital of $828, a net increase of $28 in accumulated other comprehensive loss, and a decrease of $800 in non-controlling interest. See note 14.

•

During the first half of 2012, the Company reclassified $6,071 from redeemable non-controlling interest to mandatorily redeemable equity interests in its consolidated balance sheets due to partnership withdrawals from PrinceRidge.

In the first half of 2011, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•

Effective January 1, 2011, the Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. In addition, the Company acquired additional units of the Operating LLC in connection with the JVB acquisition. The Company recognized an increase in additional paid-in capital of $972, an increase of $27 in accumulated other comprehensive loss, and a decrease of $945 in non-controlling interest.

•	During the first quarter of 2011, the Company transferred 54,452 shares of Star Asia in the amount of $476 to an employee for services rendered during 2010.

•

In connection with the consummation of the JVB acquisition in January 2011, the Company acquired the net assets of JVB for approximately $16,813, consisting of $14,956 in cash and 313,051 shares of the Company’s Common Stock for stock consideration of $1,531 and other liabilities of $326.

•

In connection with the consummation of the PrinceRidge acquisition on May 31, 2011, the Company made a contribution of $45,000, consisting of cash, amounts payable, and all of the equity ownership interests of CCCM in exchange for an approximate 70% interest (consisting of equity and profit interests) in PrinceRidge. The remaining 30% in PrinceRidge not owned by the Company at the acquisition date represented a redeemable non-controlling interest of $18,502.

20. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six and three months ended June 30, 2012 and 2011. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Cohen Bros. Financial, LLC (“CBF”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest of the Company and (ii) CBF is wholly owned by the chairman and chief executive officer of the Company.

Beginning in October 2008, the Company began receiving a monthly advisory fee for consulting services provided by the Company to CBF. The Company stopped providing these services and stopped receiving this fee as of March 31, 2012. The fee was recognized as a component of asset management revenue in the consolidated statements of operations. This fee is disclosed as management fee revenue in the tables at the end of this section.

B. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because TBBK’s chairman is the Company chairman and chief executive officer.

TBBK maintained deposits for the Company in the amount of $59 and $91 as of June 30, 2012 and December 31, 2011, respectively.

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

1. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of June 30, 2012 and December 31, 2011, the Company directly owned approximately 28% of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate, and because the chairman and chief executive officer of the Company is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

2. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. As of June 30, 2012 and December 31, 2011, the Company directly owned approximately 10% of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the chairman and chief executive officer of the Company is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of the gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

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

3. Star Asia Manager serves as external manager of Star Asia and Star Asia SPV (see C-8 listed below) and the Company owns 50% of Star Asia Manager. Star Asia Manager has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

4. Prior to June 23, 2011 the Company owned approximately 3% of MFCA’s outstanding shares. On June 23, 2011, MFCA became a wholly owned subsidiary of Tiptree. As part of that transaction, the Company exchanged its 1,000,200 shares of MFCA for 111,133 shares of Tiptree. As of June 30, 2012 and December 31, 2011, the Company owned approximately 1% of Tiptree. Prior to MFCA’s merger with Tiptree, MFCA had been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would have been treated as an equity method affiliate of the Company; (ii) the chairman and chief executive officer of the Company was the former chairman of MFCA’s board and served as a member of the board until June 22, 2011; and (iii) the former president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. The Company had a management contract with MFCA. The Company had an investment in MFCA and had a shared services arrangement with MFCA. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Payments received under the shared services arrangement are disclosed as part of shared services (paid) / received in the tables at the end of this section. In June 2011, MFCA was merged into Tiptree. No employees of the Company serve on the board of Tiptree and Tiptree is not an equity method investee of the Company. Therefore, Tiptree is not a related party.

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

8. Star Asia SPV is a Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 31% of Star Asia SPV’s outstanding shares as of June 30, 2012 and December 31, 2011. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

9. Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of June 30, 2012 and December 31, 2011. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund (see below). The Company did not elect the fair value option for its investment in Duart Capital. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

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

11. Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Japan. As of June 30, 2012 and December 31, 2011, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Opportunity as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

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

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the six and three months ended June 30, 2012 and 2011, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Six months ended June 30, 2012

(Dollars in Thousands)

			Principal transactions and other income		Income / (loss)	Shared
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)	from equity method affiliates	Services (Paid) / Received
CBF	$64	$—	$—	$—	$—	$—
TBBK	—	71	—	—	—	—
Star Asia	—	—	—	(5,059)	—	—
Star Asia Manager	—	—	—	—	580	—
Star Asia SPV	—	—	—	—	724	—
Star Asia Opportunity	—	—	—	—	619	—
Star Asia Capital	—	—	—	—	130	—
EuroDekania	139	—	183	(267)	—	—
Deep Value	—	—	—	—	(11)	—

Total	$203	$71	$183	$(5,326)	$2,042	$—

RELATED PARTY TRANSACTIONS

Three months ended June 30, 2012

(Dollars in Thousands)

			Principal transactions and other income		Income / (loss)	Shared
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)	from equity method affiliates	Services (Paid) / Received
TBBK	$—	$36	$—	$—	$—	$—
Star Asia	—	—	—	181	—	—
Star Asia Manager	—	—	—	—	306	—
Star Asia SPV	—	—	—	—	245	—
Star Asia Opportunity	—	—	—	—	923	—
Star Asia Capital	—	—	—	—	64	—
EuroDekania	—	—	89	(245)	—	—
Deep Value	—	—	—	—	(12)	—

Total	$—	$36	$89	$(64)	$1,526	$—

RELATED PARTY TRANSACTIONS

Six months ended June 30, 2011

(Dollars in Thousands)

			Principal transactions and other income		Income / (loss)	Shared
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)	from equity method affiliates	Services (Paid) / Received
CBF	$138	$—	$—	$—	$—	$—
TBBK	—	315	—	—	—	—
Star Asia	—	—	—	(2,014)	—	—
Star Asia Manager	—	—	—	—	511	—
Star Asia SPV	—	—	—	—	313	—
EuroDekania	333	(101)	—	1,619	—	—
MFCA A	—	—	32	71	—	9
Deep Value	452	—	—	(9)	4,372	—
Duart Fund	—	—	—	(456)	—	—
Duart Capital	—	—	—	—	(666)	—

Total	$923	$214	$32	$(789)	$4,530	$9

RELATED PARTY TRANSACTIONS

Three months ended June 30, 2011

(Dollars in Thousands)

			Principal transactions and other income		Income / (loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)
CBF	$71	$—	$—	$—	$—	$—
TBBK	—	315	—	—	—	—
Star Asia	—	—	—	667	—	—
Star Asia Manager	—	—	—	—	291	—
Star Asia SPV	—	—	—	—	40	—
EuroDekania	167	—	—	844	—	—
MFCA	—	—	—	40	—	4
Deep Value	—	—	—	(9)	4,371	—
Duart Fund	—	—	—	(1)	—	—
Duart Capital	—	—	—	—	(267)	—

Total	$238	$315	$—	$1,541	$4,435	$4

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

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
Deep Value GP	$75	$29
Deep Value GP II	64	61
Star Asia Manager	28	50
Cohen Brothers Financial, LLC	86	306
Employees and other	416	233

Total Due from Related Parties	$669	$679

22. SUBSEQUENT EVENTS

Departure of Certain Officers of PrinceRidge

On July 19, 2012, PrinceRidge entered into a series of separate agreements with Michael Hutchins, the former CEO and board member of PrinceRidge, and John Costas, the former Chairman of the board of PrinceRidge, whereby (i) PrinceRidge repurchased all of the equity and profit units in PrinceRidge held by Mr. Costas and Mr. Hutchins; (ii) Mr. Costas and Mr. Hutchins resigned as employees and board members of PrinceRidge; (iii) Mr. Costas and Mr. Hutchins agreed to forfeit all of their unvested equity awards both from PrinceRidge and IFMI; and (iv) Mr. Costas and Mr. Hutchins withdrew as members of PrinceRidge GP and as partners of PrinceRidge Holdings. Daniel Cohen, the Company’s Chairman and CEO, was appointed Chairman and CEO of PrinceRidge by the board of PrinceRidge.

As of June 30, 2012, Mr. Costas’ and Mr. Hutchins’ equity and profit units had a combined capital account balance of $6,130. However, PrinceRidge repurchased these units for $8,234. PrinceRidge will record compensation expense of $2,104 and a reduction in temporary equity of $6,130 related to the repurchase of these units. The compensation expense represents the amount in excess of the combined capital account balances. In addition, PrinceRidge will record a reduction in compensation expense of $862 relating to the forfeiture of Mr. Costas’ and Mr. Hutchins’ unvested PrinceRidge equity awards and IFMI will record a reduction in compensation expense of $1,289 relating to the forfeiture of Mr. Costas’ and Mr. Hutchins’ unvested IFMI equity awards. All of these transactions will be recorded in the third quarter of 2012.

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

•

Capital Markets: Our Capital Markets business segment consists of credit-related fixed income sales, trading and financing, as well as new issue placements in corporate and securitized products and advisory services revenue. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: corporate bonds and loans, ABS, MBS, CLOs, CBOs, CDOs, CMBS, RMBS, SBA loans, municipal bonds, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for cash equity and derivative products. We carry out our capital market activities primarily through our subsidiaries: JVB, PrinceRidge and EDML.

•

Asset Management: We manage assets within managed accounts, permanent capital vehicles, and CDOs (collectively, “investment vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee based asset management operations which include on-going base and incentive management fees. As of June 30, 2012, we had approximately $6.2 billion in AUM of which 97%, or $6.0 billion, was in CDOs.

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

The markets remain uneven and vulnerable to changes in investor sentiment. We believe the general business environment will continue to be challenging for the remainder of 2012 and near term.

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

A portion of our revenues are generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the investment vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees. Ninety-seven percent of our existing assets under management are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and not recovered. We have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of June 30, 2012, we had $37,609 of other investments, at fair value representing our principal investment portfolio. Of this amount, $37,105 or 99% is comprised of investments in three separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, and Tiptree. Furthermore, the investment in Star Asia is our largest single principal investment and, as of June 30, 2012, has a fair value of $32,299, representing 86% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general. Our investment in Star Asia and our principal investing revenue was impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011. See “Revenues - Principal Transactions and Other Income” below.

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

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) building our European capital markets business; (iii) acquiring new product lines, including through the acquisitions of JVB and PrinceRidge in 2011; and (iv) monitoring our fixed costs. During the third quarter of 2011, the Company implemented significant cost savings initiatives. These initiatives included the elimination of duplicative costs that arose with the PrinceRidge transaction as well as net reductions in overall costs to address adverse market conditions. The initiatives included: termination of staff, reductions in compensation and benefits of remaining staff, the sublease and termination of duplicative leases, termination of or reduction in pricing of subscriptions, and other measures. More recently we have undertaken additional cost-cutting initiatives by merging support functionality among and across many of our subsidiaries and business lines. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a continued decline in profitability.

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

Recent Events

Departure of Certain Officers of PrinceRidge

On July 19, 2012, PrinceRidge entered into a series of separate agreements with Michael Hutchins, the former CEO and board member of PrinceRidge, and John Costas, the former Chairman of the board of PrinceRidge, whereby (i) PrinceRidge repurchased all of the equity and profit units in PrinceRidge held by Mr. Costas and Mr. Hutchins; (ii) Mr. Costas and Mr. Hutchins resigned as employees and board members of PrinceRidge; (iii) Mr. Costas and Mr. Hutchins agreed to forfeit all of their unvested equity awards both from PrinceRidge and IFMI; and (iv) Mr. Costas and Mr. Hutchins withdrew as members of PrinceRidge GP and as partners of PrinceRidge Holdings. Daniel Cohen, our Chairman and CEO, was appointed Chairman and CEO of PrinceRidge by the board of PrinceRidge. See note 22 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2012 and 2011.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30,		Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Revenues
Net trading	$37,642	$43,514	$(5,872)	(13)%
Asset management	9,545	11,225	(1,680)	(15)%
New issue and advisory	1,266	1,240	26	2%
Principal transactions and other income	(4,656)	(208)	(4,448)	(2,138)%

Total revenues	43,797	55,771	(11,974)	(21)%

Operating expenses
Compensation and benefits	33,327	43,421	10,094	23%
Business development, occupancy, equipment	2,450	3,274	824	25%
Subscriptions, clearing, and execution	5,972	5,542	(430)	(8)%
Professional fees and other operating	5,687	9,152	3,465	38%
Depreciation and amortization	734	973	239	25%

Total operating expenses	48,170	62,362	14,192	23%

Operating income / (loss)	(4,373)	(6,591)	2,218	34%

Non operating income / (expense)
Interest expense, net	(2,319)	(2,929)	610	21%
Other	(4,357)	—	(4,357)	NM
Gain on repurchase of debt	3	—	3	NM
Income / (loss) from equity method affiliates	2,042	4,530	(2,488)	(55)%

Income / (loss) before income tax expense / (benefit)	(9,004)	(4,990)	(4,014)	(80)%
Income tax expense / (benefit)	54	(346)	(400)	(116)%

Net income / (loss)	(9,058)	(4,644)	(4,414)	(95)%
Less: Net income/ (loss) attributable to the non-controlling interest	(3,121)	(1,648)	1,473	89%

Net income / (loss) attributable to IFMI	$(5,937)	$(2,996)	$(2,941)	(98)%

NM = Not Meaningful

Revenues

Revenues decreased by $11,974, or 21%, to $43,797 for the six months ended June 30, 2012 from $55,771 for the six months ended June 30, 2011. As discussed in more detail below, the change was comprised of decreases of $5,872 in net trading, $4,448 in principal transactions and other income, and $1,680 in asset management revenue, partially offset by an increase of $26 in new issue and advisory revenue.

Net Trading

Net trading revenue decreased by $5,872, or 13%, to $37,642 for the six months ended June 30, 2012 from $43,514 for the six months ended June 30, 2011.

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

	June 30, 2012	June 30, 2011	Change
JVB	$12,476	$8,861	$3,615
PrinceRidge and other capital markets	20,796	30,217	(9,421)
EDML	4,370	4,436	(66)

Total	$37,642	$43,514	$(5,872)

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the six months ended June 30, 2012 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 5 and 6 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of June 30,		As of December 31,
	2012	2011	2011	2010
Company sponsored CDOs	$6,048,428	$9,152,574	$7,859,755	$9,730,374
Permanent capital vehicles	153,371	157,319	169,237	171,028
Investment funds	—	—	—	129,027
Managed accounts (1)	38,948	34,989	33,644	288,608

Assets under management (2)	$6,240,747	$9,344,882	$8,062,636	$10,319,037

Average assets under management—company sponsored CDOs	$7,088,288	$9,417,654	$8,835,773	$12,199,716

(1)	Represents client funds managed pursuant to separate account arrangements. Subsequent to March 28, 2011, certain separate account arrangements were excluded due to the sale of those management contracts to a new entity owned by two former Company employees, known as Strategos Capital Management, LLC.

(2)	AUM for company sponsored CDOs, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the end of the period indicated.

Asset management fees decreased by $1,680, or 15%, to $9,545 for the six months ended June 30, 2012 from $11,225 for the six months ended June 30, 2011, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	June 30, 2012	June 30, 2011	Change
CDOs and related service agreements	$8,882	$9,595	$(713)
Investment funds	—	452	(452)
Other	663	1,178	(515)

Total	$9,545	$11,225	$(1,680)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $713 to $8,882 for the six months ended June 30, 2012 from $9,595 for the six months ended June 30, 2011. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	June 30, 2012	June 30, 2011	Change
TruPS and insurance company debt—U.S.	$5,763	$5,953	$(190)
High grade and mezzanine ABS	859	1,190	(331)
TruPS and insurance company debt—Europe	1,402	1,581	(179)
Broadly syndicated loans—Europe	858	871	(13)

Total	$8,882	$9,595	$(713)

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

During the six months ended June 30, 2012 and 2011, we recognized $3,257 and $3,356, respectively, in revenue for the Alesco X through XVII securitizations which is included in the TruPS and insurance company debt - U.S. in the table above. Of these amounts, $340 and $257 represent incentive payments received from the third party under the Master Transaction Agreement during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we have the potential to earn additional incentive payments (through February of 2017) if certain performance hurdles are met. Not including any potential incentive fees, we expect to recognize an additional $3,889 in revenue in the remainder of 2012 and beyond from the Services Agreement over its remaining term (ending February of 2013). Of the $3,889 in revenue, $3,026 is from payments under the Services Agreement and $863 represents amortization of the initial payment of $4,664 received up front. At that point, with the exception of potential incentive payments, the Company will stop recognizing revenue from the Alesco X through XVII securitizations.

Substantially all of our TruPS trusts (both for the U.S. and Europe) have stopped paying subordinated management fees due to diversion of cash flow to pay down the senior notes of the securitization as a result of defaults within the securitization. In this case, we do not recognize revenue for unpaid subordinated fees. We will begin accruing the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. If payments resume in the future, but we are unsure of continued payment, we will recognize the subordinated asset management fee as payments are received and will not accrue the fee on a monthly basis. We do not anticipate that we will receive additional subordinated asset management fees in the near future.

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

Investment Funds and Other

Our asset management revenue from investment funds was comprised of fees from the management of Deep Value prior to 2012.

	June 30, 2012	June 30, 2011	Change
Deep Value	$—	$452	$(452)
Separate accounts and other	663	1,178	(515)

Total	$663	$1,630	$(967)

The decrease in Deep Value revenue was primarily because we sold our investment advisory agreements relating to the Deep Value funds to Strategos Capital Management, LLC (the “Buyer”), a newly formed entity owned by two former Company employees, on March 29, 2011. Pursuant to the terms of the sale, we will be entitled to 10% of all revenue, net of certain expenses, earned by the Buyer between March 29, 2011 and December 31, 2014. This revenue sharing arrangement is recorded as a component of principal transactions and other income going forward.

The net decrease of $515 from separate accounts and other was primarily comprised of (a) a decrease of $335 relating to certain managed accounts sold to the Buyer in 2011 as part of the transaction described above and (b) a decrease in fees earned primarily from other accounts of $179.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $26 to $1,266 for the six months ended June 30, 2012 as compared to $1,240 for the same period in 2011. The increase is primarily attributable to an increased number of new issue and advisory engagements that closed during the first half of 2012 as compared to the first half of 2011.

Principal Transactions and Other Income

Principal transactions and other income decreased by $4,448 to a loss of $4,656 for the six months ended June 30, 2012, as compared to a loss of $208 for the six months ended June 30, 2011.

Principal Transactions & Other Income

(dollars in thousands)

	June 30, 2012	June 30, 2011	Change
Change in fair value of other investments, at fair value	$(5,208)	$(1,122)	$(4,086)
Foreign currency	(63)	7	(70)
Dividend, interest, and other income	615	907	(292)

Total	$(4,656)	$(208)	$(4,448)

The decrease in the change in fair value of other investments of $4,086 is comprised of the following:

	June 30, 2012	June 30, 2011	Change
EuroDekania	$(267)	$1,619	$(1,886)
Star Asia	(5,059)	(2,014)	(3,045)
Yen Hedge	(35)	(219)	184
Tiptree (MFCA prior to June 23, 2011)	170	71	99
Deep Value	—	(9)	9
Duart Fund	—	(456)	456
Other	(17)	(114)	97

Total	$(5,208)	$(1,122)	$(4,086)

For the six months ended June 30, 2012, the change in the value of our investment in EuroDekania was entirely comprised of the change in the underlying NAV of EuroDekania. During the second quarter of 2011, we acquired 353,244 additional shares of EuroDekania at an amount less than the underlying NAV of EuroDekania. Accordingly, this investment resulted in a gain. Of the total gain recorded for the six months ended June 30, 2011, $323 represented unrealized gains recognized on the newly purchased shares and $1,296 represented the change in the underlying NAV of EuroDekania.

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

	June 30, 2012	June 30, 2011	Change
Purchase or receipt of shares for below NAV	$—	$1,020	$(1,020)
Foreign exchange	(1,291)	770	(2,061)
Earthquake, tsunami, nuclear disaster	—	(4,150)	4,150
Underlying investment values, net	(3,768)	346	(4,114)

Total	$(5,059)	$(2,014)	$(3,045)

Purchase or receipt of shares for below NAV: During the first half of 2012, we did not purchase any shares of Star Asia. During the first half of 2011, we purchased 151,074 shares directly from unrelated third parties for $226. All of these purchases were made at amounts below Star Asia’s NAV.

Foreign exchange: These amounts represent the impact to fair value of our investment in Star Asia from currency fluctuations. This is because Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. Accordingly, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar. We may seek to minimize this risk by entering into a Yen hedge. However, our hedging activities could negatively impact our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Yen hedge, especially considering our overall corporate liquidity position. During the six months ended June 30, 2012 and 2011, we hedged a portion of our investment in Star Asia and recorded the gains or losses as a component of principal transactions. We may or may not enter into hedges in the future based on our corporate liquidity. Any un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations.

As of June 30, 2012, our long exposure to Japanese Yen through our investment in Star Asia was 3.6 billion Yen (representing the total net Yen based assets of Star Asia multiplied by our ownership percentage). Our hedge was 1.0 billion Yen resulting in net long exposure of 2.6 billion Yen. The spot rate of the U.S. Dollar to Japanese Yen was 79.79 as of June 30, 2012 which means the un-hedged portion of Star Asia was $33.2 million. As of June 30, 2011, our long exposure to Japanese Yen was 4.2 billion Yen. Our hedge was 2.4 billion Yen resulting in net long exposure of 1.8 billion Yen. The spot rate of U.S. Dollar to Japanese Yen was 80.43 as of June 30, 2011 which means our un-hedged portion of Star Asia was $22.2 million.

Earthquake, tsunami, nuclear disaster: During the six months ended June 30, 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011.

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

The change in other investments of $97 was comprised of (i) an overall net increase of $124 to changes in fair value in certain warrants and options the Company held as of June 30, 2012 and December 31, 2011; (ii) a net increase of $5 to changes in fair value in other investments; partially offset by (iii) $32 related to certain investments in securitizations that were sold for a gain during the first quarter of 2011.

We earn certain revenues in Euros and U.K. Pounds Sterling; however, our functional currency is the U.S. Dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling, and U.S. Dollars in the related periods. We have not hedged our foreign currency exposure related to management fees paid in Euros or U.K. Pounds Sterling to date.

The change in dividend, interest and other income of $292 primarily related to a decrease in other income of (i) $615 of revenue share from our revenue share arrangement related to NPPF 1; partially offset by an increase of (ii) $127 from our revenue share arrangement related to the Buyer which was not in place until March 29, 2011, and an increase in (iii) the amount of $142 in dividends and interest income received on our investments in other investments, at fair value.

Operating Expenses

Operating expenses decreased by $14,192, or 23%, to $48,170 for the six months ended June 30, 2012 from $62,362 for the six months ended June 30, 2011. The change was due to decreases of $10,094 in compensation and benefits, $3,465 in professional fees and other operating expenses, $824 in business development, occupancy, equipment, and $239 in depreciation and amortization, partially offset by an increase of $430 in subscriptions, clearing and execution.

Compensation and Benefits

Compensation and benefits decreased by $10,094, or 23%, to $33,327 for the six months ended June 30, 2012 from $43,421 for the six months ended June 30, 2011.

COMPENSATION AND BENEFITS

(dollars in thousands)

	June 30, 2012	June 30, 2011	Change
Cash compensation and benefits	$31,359	$34,995	$(3,636)
One time compensation charge to former CEO of capital markets segment	—	3,000	(3,000)
Equity-based compensation	1,968	5,426	(3,458)

Total	$33,327	$43,421	$(10,094)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. The decrease in cash compensation and benefits is primarily a result of the decrease in incentive compensation which is tied to revenue and operating profitability.

From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above. In the second quarter of 2011, we incurred an expense of $3,000 for cash compensation owed to the former CEO of our capital markets segment, Mr. Christopher Ricciardi, as a result of an amendment of his employment agreement. This payment is separately broken out as one time compensation charge in the table above.

Our total headcount decreased from 264 at June 30, 2011 to 216 at June 30, 2012.

Compensation and benefits includes equity-based compensation which decreased by $3,458 to $1,968 for the six months ended June 30, 2012 from $5,426 for the six months ended June 30, 2011. The decrease was comprised of (i) $2,586 which primarily represented IFMI stock awards granted to IFMI employees which were subsequently forfeited primarily as a result of employees leaving the Company and (ii) the 2011 period included $1,800 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our former president, Mr. Christopher Ricciardi, which was fully expensed during the first half of 2011 as a result of his amended employment agreement; partially offset by the increases of (iii) $74 related to IFMI stock grants to employees of JVB; and (iv) $358 related to PrinceRidge membership unit grants and $496 related to the grant of IFMI stock to employees of PrinceRidge (who were not formerly employees of IFMI).

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment decreased by $824, or 25%, to $2,450 for the six months ended June 30, 2012 from $3,274 for the six months ended June 30, 2011. The decrease was primarily due to decreases in business development expenses, such as promotion, advertising, travel and entertainment of $457, in rent expense of $191, and in other expenses associated with occupancy and equipment of $176. The decreases are primarily due to our cost saving measures instituted following the acquisition of PrinceRidge in May 2011.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution increased by $430, or 8%, to $5,972 for the six months ended June 30, 2012 from $5,542 for the six months ended June 30, 2011. The increase included an increase of $328 in subscriptions primarily due to an increase in total subscriptions (some of which were duplicative) as a result of the acquisition of PrinceRidge. The increase in clearing and execution costs of $102 is primarily attributable to increased clearing costs primarily in PrinceRidge.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $3,465, or 38%, to $5,687 for the six months ended June 30, 2012 from $9,152 for the six months ended June 30, 2011. The decrease included a decrease in legal and professional fees of $2,713 and an overall net decrease of $752 in other costs.

Depreciation and Amortization

Depreciation and amortization decreased by $239, or 25%, to $734 for the six months ended June 30, 2012 from $973 for the six months ended June 30, 2011. The entire decline was due to a decrease in depreciation expense related to certain property and equipment that was fully depreciated prior to January 1, 2012.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $610, or 21%, to $2,319 for the six months ended June 30, 2012 from $2,929 for the six months ended June 30, 2011. This decrease of $610 was comprised of (a) a decrease of $268 of interest incurred on our bank debt which we paid off and terminated during the fourth quarter of 2011; (b) a decrease of $63 of interest incurred on the convertible senior notes (comprised of our Old Notes and our New Notes) due to repurchases of Old Notes in November 2011, March 2012, and redemptions in May 2012; (c) a decrease of $163 of interest incurred on the junior subordinated notes, a portion of which have a variable rate of interest; (d) an increase of $3 of interest incurred on subordinated notes payable; and (e) an increase of $119 of interest income related to the reduction of the amount owed to withdrawing partners of PrinceRidge which is recorded as interest income. See note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

Other

During the second quarter of 2012, CCS and the Liquidation Trustee in the Sentinel litigation reached an agreement in principle to settle such litigation. That agreement calls for CCS to make an initial payment of $3,000 and an additional payment of $2,250 in the future. As of the date of this report, this agreement is not final, is subject to the execution of final documentation and is subject to the Illinois Court’s approval of an order barring contribution claims against CCS. As a result of this agreement in principle, the Company accrued a contingent liability of $4,357. See note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $2,488 to $2,042 for the six months ended June 30, 2012 from $4,530 for the six months ended June 30, 2011. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of June 30, 2011, we had five equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; and (v) Duart Capital. As of June 30, 2012, we had seven equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Duart Capital. See notes 9 and 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

During the second quarter of 2011, one of the Deep Value funds for which Deep Value GP served as the general partner was substantially liquidated. In conjunction with the liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee earned in the amount of $8,719. We own 50% of the Deep Value GP. Therefore, our share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates during the six months ended June 30, 2011.

Income Tax Expense / (Benefit)

The income tax benefit decreased by $400 to income tax expense of $54 for the six months ended June 30, 2012 from an income tax benefit of $346 for the six months ended June 30, 2011.

The tax expense realized by us during the six months ended June 30, 2012 was primarily the result of French income tax incurred in our French subsidiary.

The tax benefit realized by us during the six months ended June 30, 2011 was a result of the book loss during the first six months ended June 30, 2011 as well as a result of changes in the Company’s state apportionment as a result of our acquisition of JVB and PrinceRidge. The combined impact of these two acquisitions resulted in a reduction in the Company’s state effective tax rate. Because the Company has a net deferred tax liability, the reduction in the state effective rate reduces this liability and results in a tax benefit to us. This tax benefit was recorded as a discrete item in the first half of 2011. See note 23 to the December 31, 2011 consolidated financial statements of the Company’s Annual Report on Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the six months ended June 30, 2012 and 2011 includes the 32.5% non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also includes the redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the six months ended June 30, 2012 and 2011. PrinceRidge was acquired by us effective May 31, 2011.

Summary calculation of non-controlling interest - Six Months Ended June 30, 2012

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(7,972)	$(1,032)	$(9,004)	$—	$(9,004)
Income tax expense	—	—	54	—	54

Net income / (loss) after tax	(7,972)	(1,032)	(9,058)	—	(9,058)
Majority owned subsidiary non-controlling interest		(238)	(238)

Net loss attributable to the Operating LLC	(7,972)	(794)	(8,820)
Average Effective Operating LLC non-controlling interest (1)%			32.69%

Operating LLC non-controlling interest			(2,883)
Majority owned subsidiary non-controlling interest			(238)

Total non-controlling interest			$(3,121)

Summary calculation of non-controlling interest - Six Months Ended June 30, 2011

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(4,784)	$(206)	$(4,990)	$—	$(4,990)
Income tax benefit	—	—	(35)	(311)	(346)

Net income / (loss) after tax	(4,784)	(206)	(4,955)	311	(4,644)
Majority owned subsidiary non-controlling interest		(53)	(53)

Net loss attributable to the Operating LLC	(4,784)	(153)	(4,902)
Average effective Operating LLC non-controlling interest (1)%			32.54%

Operating LLC non-controlling interest			(1,595)
Majority owned subsidiary non-controlling interest			(53)

Total non-controlling interest			$(1,648)

(1)

Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2012 and 2011.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended June 30,		Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Revenues
Net trading	$19,951	$16,240	$3,711	23%
Asset management	4,608	5,255	(647)	(12)%
New issue and advisory	189	1,131	(942)	(83)%
Principal transactions and other income	289	831	(542)	(65)%

Total revenues	25,037	23,457	1,580	7%

Operating expenses
Compensation and benefits	17,053	21,433	4,380	20%
Business development, occupancy, equipment	1,276	1,835	559	30%
Subscriptions, clearing, and execution	2,899	2,727	(172)	(6)%
Professional fees and other operating	2,636	5,137	2,501	49%
Depreciation and amortization	343	503	160	32%

Total operating expenses	24,207	31,635	7,428	23%

Operating income / (loss)	830	(8,178)	9,008	110%

Non operating income / (expense)
Interest expense, net	(1,104)	(1,447)	343	24%
Other	(4,357)	—	(4,357)	NM
Income / (loss) from equity method affiliates	1,526	4,435	(2,909)	(66)%

Income / (loss) before income tax expense / (benefit)	(3,105)	(5,190)	2,085	40%
Income tax expense / (benefit)	63	(133)	(196)	(147)%

Net income / (loss)	(3,168)	(5,057)	1,889	37%
Less: Net income/ (loss) attributable to the non-controlling interest	(1,090)	(1,686)	(596)	(35)%

Net income / (loss) attributable to IFMI	$(2,078)	$(3,371)	$1,293	38%

NM = Not Meaningful

Revenues

Revenues increased by $1,580, or 7%, to $25,037 for the three months ended June 30, 2012 from $23,457 for the three months ended June 30, 2011. As discussed in more detail below, the change was comprised of an increase of $3,711 in net trading, partially offset by decreases of $647 in asset management revenue, $942 in new issue and advisory revenue, and $542 in principal transactions and other income.

Net Trading

Net trading revenue increased by $3,711, or 23%, to $19,951 for the three months ended June 30, 2012 from $16,240 for the three months ended June 30, 2011.

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

	June 30, 2012	June 30, 2011	Change
JVB	$5,886	$3,972	$1,914
PrinceRidge and other capital markets	10,287	11,010	(723)
EDML	3,778	1,258	2,520

Total	$19,951	$16,240	$3,711

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. During the three months ended June 30, 2012, both PrinceRidge and EDML benefited from gains generated from a small number of riskless trades. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended June 30, 2012 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 5 and 6 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $647, or 12%, to $4,608 for the three months ended June 30, 2012 from $5,255 for the three months ended June 30, 2011, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	June 30, 2012	June 30, 2011	Change
CDOs and related service agreements	$4,374	$4,828	$(454)
Other	234	427	(193)

Total	$4,608	$5,255	$(647)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $454 to $4,374 for the three months ended June 30, 2012 from $4,828 for the three months ended June 30, 2011. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	June 30, 2012	June 30, 2011	Change
TruPS and insurance company debt—U.S.	$2,880	$2,984	$(104)
High grade and mezzanine ABS	371	588	(217)
TruPS and insurance company debt—Europe	697	811	(114)
Broadly syndicated loans—Europe	426	445	(19)

Total	$4,374	$4,828	$(454)

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

During the three months ended June 30, 2012 and 2011, we recognized $1,631 and $1,688, respectively, in revenue for the Alesco X through XVII securitizations which is included in the TruPS and insurance company debt - U.S. in the table above. Of these amounts, $172 and $138 represent incentive payments received from the third party under the Master Transaction Agreement during the three months ended June 30, 2012 and 2011, respectively.

Substantially all of our U.S. and European TruPS trusts have stopped paying subordinated management fees due to diversion of cash flow to pay down the senior notes of the securitization as a result of defaults within the securitization. In this case, we do not recognize revenue for unpaid subordinated fees. We will begin accruing the subordinated asset management fees again if payments resume and, in our estimate, continued payment by the trusts is reasonably assured. If payments resume in the future, but we are unsure of continued payment, we will recognize the subordinated asset management fee as payments are received and will not accrue the fee on a monthly basis. We do not anticipate that we will receive additional subordinated asset management fees in the near future.

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

Other

Our other revenue was comprised of fees from separate accounts and other managed accounts. The net decrease of $193 from separate accounts and other was primarily due to a decrease of $237 in other fees, partially offset by an increase of $44 related to fees earned primarily from other separate accounts.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $942, or 83%, to $189 for the three months ended June 30, 2012 as compared to $1,131 for the same period in 2011. The decrease is primarily attributable to a decreased number of new issue and advisory engagements that closed during the second quarter of 2012 as compared to the second quarter of 2011.

Principal Transactions and Other Income

Principal transactions and other income decreased by $542 to $289 for the three months ended June 30, 2012, as compared to $831 for the three months ended June 30, 2011.

Principal Transactions & Other Income

(dollars in thousands)

	June 30, 2012	June 30, 2011	Change
Change in fair value of other investments, at fair value	$(34)	$418	$(452)
Foreign currency	(32)	131	(163)
Dividend, interest, and other income	355	282	73

Total	$289	$831	$(542)

The decrease in the change in fair value of other investments of $452 is comprised of the following:

	June 30, 2012	June 30, 2011	Change
EuroDekania	$(245)	$844	$(1,089)
Star Asia	181	667	(486)
Yen Hedge	(35)	(922)	887
Tiptree (MFCA prior to June 23, 2011)	53	40	13
Deep Value	—	(9)	9
Duart Fund	—	(1)	1
Other	12	(201)	213

Total	$(34)	$418	$(452)

For the three months ended June 30, 2012, the change in the value of our investment in EuroDekania was entirely comprised of the change in the underlying NAV of EuroDekania. During the second quarter of 2011, we acquired 353,244 additional shares of EuroDekania at an amount less than the underlying NAV of EuroDekania. Accordingly, this investment resulted in a gain. Of the total gain recorded in the second quarter of 2011, $323 represented unrealized gains recognized on the newly purchased shares and $521 represented the change in the underlying NAV of EuroDekania.

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

	June 30, 2012	June 30, 2011	Change
Foreign exchange	$1,635	$1,970	$(335)
Earthquake, tsunami, nuclear disaster	—	(2,250)	2,250
Underlying investment values, net	(1,454)	947	(2,401)

Total	$181	$667	$(486)

Foreign exchange: These amounts represent the impact to fair value of our investment in Star Asia from currency fluctuations. This is because Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. Accordingly, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar. We may seek to minimize this risk by entering into a yen hedge. However, our hedging activities could negatively impact our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Yen hedge, especially considering our overall corporate liquidity position. During the three months ended June 30, 2011, we had hedged a portion of our investment in Star Asia and recorded the gains or losses as a component of principal transactions. We may or may not enter into hedges in the future based on our corporate liquidity. Any un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations.

As of June 30, 2012, our long exposure to Japanese Yen through our investment in Star Asia was 3.6 billion Yen (representing the total net Yen based assets of Star Asia multiplied by our ownership percentage). Our hedge was 1.0 billion Yen resulting in net long exposure of 2.6 billion Yen. The spot rate of the U.S. Dollar to Japanese Yen was 79.79 as of June 30, 2012 which means the un-hedged portion of Star Asia was $33.2 million. As of June 30, 2011, our long exposure to Japanese Yen was 4.2 billion Yen. Our hedge was 2.4 billion Yen resulting in net long exposure of 1.8 billion Yen. The spot rate of U.S. Dollar to Japanese Yen was 80.43 as of June 30, 2011 which means our un-hedged portion of Star Asia was $22.2 million.

Earthquake, tsunami, nuclear disaster: During the three months ended June 30, 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011.

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

The change in other investments of $213 related to changes in fair value of certain warrants and options the Company held as of June 30, 2012 and December 31, 2011.

We earn certain revenues in Euros and U.K. Pounds Sterling; however, our functional currency is the U.S. Dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling, and U.S. Dollars in the related periods. We have not hedged our foreign currency exposure related to management fees paid in Euros or U.K. Pounds Sterling to date.

The change in dividend, interest and other income of $73 primarily related to a decrease in other income of (i) $114 of revenue share from our revenue share arrangement related to NPPF 1; partially offset by an increase of (ii) $32 from our revenue share arrangement related to the Buyer which was not in place until March 29, 2011, and an increase in (iii) the amount of $87 in dividends and interest income received on our investments in other investments, at fair value.

Operating Expenses

Operating expenses decreased by $7,428, or 23%, to $24,207 for the three months ended June 30, 2012 from $31,635 for the three months ended June 30, 2011. The change was due to decreases of $4,380 in compensation and benefits, $2,501 in professional fees and other operating expenses, $559 in business development, occupancy, equipment, and $160 in depreciation and amortization, partially offset by an increase of $172 in subscriptions, clearing and execution.

Compensation and Benefits

Compensation and benefits decreased by $4,380, or 20%, to $17,053 for the three months ended June 30, 2012 from $21,433 for the three months ended June 30, 2011.

COMPENSATION AND BENEFITS

(dollars in thousands)

	June 30, 2012	June 30, 2011	Change
Cash compensation and benefits	$15,633	$15,196	$437
One time compensation charge to former CEO of capital markets segment	—	3,000	(3,000)
Equity-based compensation	1,420	3,237	(1,817)

Total	$17,053	$21,433	$(4,380)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. The decrease in cash compensation and benefits is primarily a result of the decrease in incentive compensation which is tied to revenue and operating profitability. From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above. In the second quarter of 2011, we incurred an expense of $3,000 for cash compensation owed to our former president, Mr. Christopher Ricciardi, as a result of an amendment of his employment agreement. This payment is separately broken out as one time compensation charge in the table above.

Our total headcount decreased from 264 at June 30, 2011 to 216 at June 30, 2012.

Compensation and benefits includes equity-based compensation which decreased by $1,817 to $1,420 for the three months ended June 30, 2012 from $3,237 for the three months ended June 30, 2011. The decrease was comprised of (i) $507 which primarily represented IFMI stock awards granted to IFMI employees which were subsequently forfeited due to employees leaving the Company and (ii) the 2011 period included $1,643 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011, the former CEO of our capital markets segment, Mr. Christopher Ricciardi, which was fully expensed during the second quarter of 2011 as a result of his amended employment agreement; partially offset by the increases of (iii) $19 related to IFMI stock grants to employees of JVB; and (iv) $118 related to PrinceRidge membership unit grants and $198 related to the grant of IFMI stock to employees of PrinceRidge (who were not formerly employees of IFMI).

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment decreased by $559, or 30%, to $1,276 for the three months ended June 30, 2012 from $1,835 for the three months ended June 30, 2011. The decrease was primarily due to decreases in business development expenses, such as promotion, advertising, travel and entertainment of $311, in rent expense of $95, and in other expenses associated with occupancy and equipment of $153. The decreases are primarily due to our cost saving measures instituted following the acquisition of PrinceRidge in May 2011.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution increased by $172, or 6%, to $2,899 for the three months ended June 30, 2012 from $2,727 for the three months ended June 30, 2011. The increase included an increase of $186 in subscriptions primarily due to an increase in total subscriptions (some of which were duplicative) as a result of the acquisition of PrinceRidge. This increase was partially offset by the decrease in clearing and execution costs of $14 which was primarily attributable to an overall decrease in trading volume.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $2,501, or 49%, to $2,636 for the three months ended June 30, 2012 from $5,137 for the three months ended June 30, 2011. The decrease included a decrease in legal and professional fees of $1,919 and an overall net decrease of $582 in other costs.

Depreciation and Amortization

Depreciation and amortization decreased by $160, or 32%, to $343 for the three months ended June 30, 2012 from $503 for the three months ended June 30, 2011. The entire decline was due to a decrease in depreciation expense related to certain property and equipment that was fully depreciated prior to January 1, 2012.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $343, or 24%, to $1,104 for the three months ended June 30, 2012 from $1,447 for the three months ended June 30, 2011. This decrease of $343 was comprised of (a) a decrease of $122 of interest incurred on our bank debt which we paid off and terminated during the fourth quarter of 2011; (b) a decrease of $81 of interest incurred on the convertible senior notes primarily as the result of the redemption of the Old Notes in May 2012 (c) a decrease of $87 of interest incurred on the junior subordinated notes, a portion of which have a variable rate of interest; (d) an increase of $1 of interest incurred on subordinated notes payable; and (e) an increase of $54 of interest income related to the reduction in the amount owed to withdrawing partners of PrinceRidge which is recorded as interest income. See note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Other

During the second quarter of 2012, CCS and the Liquidation Trustee in the Sentinel litigation reached an agreement in principle to settle such litigation. That agreement in principle calls for CCS to make an initial payment of $3,000 and an additional payment of $2,250 in the future. As of the date of this report, this agreement is not final, is subject to the execution of final documentation and is subject to the Illinois Court’s approval of an order barring contribution claims against CCS. As a result of this agreement in principle, the Company accrued a contingent liability of $4,357. See note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $2,909 to $1,526 for the three months ended June 30, 2012 from $4,435 for the three months ended June 30, 2011. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of June 30, 2011, we had five equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; and (v) Duart Capital. As of June 30, 2012, we had seven equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Duart Capital. See notes 9 and 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

During the second quarter of 2011, one of the Deep Value funds for which Deep Value GP served as the general partner was substantially liquidated. In conjunction with the liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee earned in the amount of $8,719. We own 50% of the Deep Value GP. Therefore, our share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates during the three months ended June 30, 2011.

Income Tax Expense / (Benefit)

The income tax benefit decreased by $196 to income tax expense of $63 for the three months ended June 30, 2012 from an income tax benefit of $133 for the three months ended June 30, 2011.

The tax expense realized by us during the three months ended June 30, 2012 was primarily the result of French income tax incurred in our French subsidiary.

The tax benefit realized by us during the three months ended June 30, 2011 was a result of the book loss during the second quarter of 2011 as well as a result of changes in the Company’s state apportionment as a result of our acquisition of JVB and PrinceRidge. The combined impact of these two acquisitions resulted in a reduction in the Company’s state effective tax rate. Because the Company has a net deferred tax liability, the reduction in the state effective rate reduces this liability and results in a tax benefit to us. This tax benefit was recorded as a discrete item in the first half of 2011.

See note 23 to the December 31, 2011 consolidated financial statements of the Company’s Annual Report on Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended June 30, 2012 and 2011 includes the 32.5% non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also includes the redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the three months ended June 30, 2012 and 2011. PrinceRidge was acquired by us effective May 31, 2011.

Summary calculation of non-controlling interest - Three Months Ended June 30, 2012

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(2,653)	$(452)	$(3,105)	$—	$(3,105)
Income tax expense	—	—	63	—	63

Net income / (loss) after tax	(2,653)	(452)	(3,168)	—	(3,168)
Majority owned subsidiary non-controlling interest		(109)	(109)

Net loss attributable to the Operating LLC	(2,653)	(343)	(3,059)
Average Effective Operating LLC non-controlling interest (1)%			32.1%

Operating LLC non-controlling interest			(981)
Majority owned subsidiary non-controlling interest			(109)

Total non-controlling interest			$(1,090)

Summary calculation of non-controlling interest - Three Months Ended June 30, 2011

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(4,984)	$(206)	$(5,190)	$—	$(5,190)
Income tax benefit	—	—	(120)	(13)	(133)

Net income / (loss) after tax	(4,984)	(206)	(5,070)	13	(5,057)
Majority owned subsidiary non-controlling interest		(53)	(53)

Net loss attributable to the Operating LLC	(4,984)	(153)	(5,017)
Average effective Operating LLC non-controlling interest (1)%			32.5%

Operating LLC non-controlling interest			(1,633)
Majority owned subsidiary non-controlling interest			(53)

Total non-controlling interest			$(1,686)

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

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our majority ownership interest in the Operating LLC. Substantially all of our subsidiaries are subject to restrictions on paying distributions to us. In this regard, the Company’s investment in PrinceRidge of $38,800 is subject to withdrawal restrictions as a result of the Operating LLC’s investment in PrinceRidge. Distributions from PrinceRidge to the Operating LLC are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forgo these distributions or to pay distributions in excess of this amount with the approval of the board. The board of PrinceRidge GP is comprised of five members. Three members are designated by the Operating LLC and the remaining two are appointed by the individuals that were members of PrinceRidge GP prior to our investment. However, each member/partner of PrinceRidge does have the ability to borrow up to 30% of their investment from PrinceRidge. The member must provide 45 days notice of such borrowing and PrinceRidge must determine that the loan would not cause material harm to it. The borrowing member must pay 10% interest on this borrowing and the borrowing may only be outstanding for one year. Each partner may exercise this right to borrow once every two year period.

In May 2012, the Operating LLC borrowed $8,000 from PrinceRidge. The loan bears interest at 10% and will mature on May 2, 2013. Under the terms of this loan, IFMI will pay interest on the unpaid balance of the loan’s principal amount quarterly. Pursuant to the loan, in order to secure all of IFMI’s obligations thereunder, IFMI granted to PrinceRidge a first priority security interest in all of IFMI’s right, title, and interest in and to 100% of IFMI’s capital account in PrinceRidge and 100% of IFMI’s units in PrinceRidge (collectively, the “Collateral”). Upon the occurrence of an Event of Default (as defined in the loan), subject to certain rights of IFMI to cure such default, PrinceRidge may declare the principal, interest and all other amounts owing under the loan to be immediately due and payable, and may exercise all of its rights and remedies against the Collateral. The loan may be prepaid in whole or in part at any time and from time to time without premium, penalty or fee, together with interest accrued on the amount prepaid to the date of any such prepayment.

On May 15, 2012, the holders of $10,110 aggregate principal amount of the Old Notes exercised the option to require us to repurchase their Old Notes. The remaining $100 aggregate principal amount of the Old Notes were called by us and redeemed for cash on July 5, 2012. See Liquidity and Capital Resources - Debt Financing and Liquidity and Capital Resources - Contractual Obligations below.

In July 2012, PrinceRidge made certain payments to its former CEO and Chairman. See note 22 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Our ability to pay dividends to our stockholders will be dependent on distributions we receive from the Operating LLC and subject to the Operating LLC’s operating agreement. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter which was paid regularly through December 31, 2011. The Company declared a $0.02 dividend for the first, second and third quarters of 2012. The Company’s board of directors has the power to decide to increase, reduce, or eliminate dividends in the future. The board’s decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through June 30, 2012, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of June 30, 2012 and December 31, 2011, we maintained cash and cash equivalents of $12,944 and $18,221, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities	$1,079	$15,716
Cash flow from investing activities	5,402	(5,464)
Cash flow from financing activities	(11,712)	(4,287)
Effect of exchange rate on cash	(46)	249

Net cash flow	(5,277)	6,214
Cash and cash equivalents, beginning	18,221	43,946

Cash and cash equivalents, ending	$12,944	$50,160

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents as well as our investment in our trading portfolio will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2012

As of June 30, 2012, our cash and cash equivalents were $12,944, representing a net decrease of $5,277 from December 31, 2011. The decrease was attributable to the cash provided by operating activities of $1,079, the cash provided by investing activities of $5,402, and the cash used for financing activities of $11,712 and the effect of the decrease of the exchange rate on cash of $46.

The cash provided by operating activities of $1,079 was comprised of (a) net cash outflows of $3,385 related to working capital fluctuations primarily comprised of net outflows of $2,379 related to a decrease in accrued compensation payable offset by other working capital fluctuations; (b) $7,657 of net cash inflows from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a decrease in cash generated from other earnings items of $3,193 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, realized and unrealized gains and losses on other investments, at fair value, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash provided in investing activities of $5,402 was comprised of (a) cash received of $5,513 from our equity method affiliates, Star Asia Manager, Star Asia SPV, Star Asia Opportunity, and Star Asia Capital Management (See note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q); (b) cash proceeds from the return of principal of $21 from our investments in certain residential loans and $17 from the sale of a certain residential loan; partially offset by (c) the purchase of additional furniture and leasehold improvements of $42; (d) the investment of $6 in the equity method affiliate Star Asia Capital Management; and (e) the purchase of foreign currency forward contracts for $101.

The cash used in financing activities of $11,712 was comprised of (a) the repurchase of $150 notional amount of Old Notes for $147; (b) the redemption of $10,110 notional amount of the Old Notes for $10,110; (c) distributions to the non-controlling interest holders of $210; (d) dividends to the Company’s stockholders of $429; (e) the net redemption of the redeemable non-controlling interest of $24 to withdrawing partners from PrinceRidge (see note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q); and (f) the payment of $3 for employees’ tax obligations to taxing authorities related to the vesting of equity based awards. In the case of (f), the total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The cash used in investing activities of $5,464 was comprised of (a) the cash consideration paid, net of cash acquired, for the acquisition of JVB of $14,956; (b) the investment of $432 in equity method affiliates related to Duart Capital and Star Asia SPV; (c) the purchase of other investments, at fair value of $1,708; (d) the purchase of additional furniture and leasehold improvements of $302 related to the New York and Philadelphia offices and the EDML office in the United Kingdom partially offset by (e) cash proceeds from the return of principal of $3,872, which was comprised of $3,821 from our investment in the Duart Fund, $19 from the final liquidation of the first Deep Value fund, and $32 from our investments in certain residential loans; (f) cash received of $93 from the sale of certain investments in securitizations that were classified as other investments, at fair value on the consolidated balance sheets; (g) cash of $5,820 we received from equity method affiliates Deep Value GP, Star Asia Manager and Star Asia SPV; and (h) the cash acquired in the acquisition of PrinceRidge of $2,149.

The cash used in financing activities of $4,287 was comprised of (a) the repayment of $2,620 of outstanding borrowings under our secured credit facility entered into on July 29, 2010 between our subsidiary, Dekania Investors, LLC and T.D. Bank, N.A. (the “2010 Credit Facility”), which was subsequently paid in full and terminated by the Company during the fourth quarter of 2011; (b) distributions to the noncontrolling interest holders of $528; (c) dividends to the Company’s stockholders of $1,090; and (d) $49 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity based awards and the surrender of 13,453 shares of the Company’s Common Stock. In the case of (d), the total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Regulatory Capital Requirements

Four of our majority owned subsidiaries include licensed securities dealers in the United States and the United Kingdom. As broker-dealers, our subsidiaries, CCS, JVB, and TPRG, are subject to Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, EDML, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2012, which amounted to $2,180, were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$472
United Kingdom	1,708

Total	$2,180

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2012, the total net capital, or equivalent as defined by the relevant statutory regulations in our licensed broker-dealers amounted to $35,848.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2012 and the twelve months ended December 31, 2011 for receivables under resale agreements and securities sold under agreements to repurchase.

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2012	2011
Receivables under Resale Agreements
Period end	$247,289	$129,978
Monthly average	212,920	111,904
Maximum month end	262,789	158,099
Securities Sold Under Agreements to Repurchase
Period end	$244,061	$134,870
Monthly average	213,348	104,984
Maximum month end	260,084	178,998

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

Debt Financing

As of June 30, 2012, we had three sources of debt financing other than securities financing arrangements: (1) contingent convertible senior notes, which is comprised of the Old Notes and the New Notes; (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I; and (3) unsecured subordinated financing.

In March 2012, we repurchased $150 aggregate principal amount of the Old Notes from unrelated third parties for $147, excluding accrued interest and recognized a gain on repurchase of debt of $3. On May 15, 2012, the holders of $10,110 aggregate principal amount of the Old Notes exercised the option to require us to repurchase their Old Notes. We paid $10,110 in cash and funded the repurchase with borrowings of $8,000 under a loan from PrinceRidge and from cash on hand. The remaining $100 aggregate principal amount of the Old Notes were called by us and redeemed for cash on July 5, 2012. As of June 30, 2012, we were in compliance with the covenants in our debt financing documents. See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing as of June 30, 2012 and December 31, 2011, respectively:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of June 30, 2012
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms		Weighted Average Interest @ 06/30/2012 (5)	Weighted Average Maturity
Contingent convertible senior notes:
Old Notes	$100		$100	7.6%		7.6%	July 2012	(1)
New Notes	8,121		8,049	10.5%		10.5%	May 2014	(2)

	$8,221		8,149

Junior subordinated notes	$48,125	(3)	17,068	7.5%		7.5%	August 2036
Subordinated notes payable	$1,514		1,514	12.0	%(4)	12.0%	June 2013

Total			$26,731

	As of December 31, 2011
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms		Weighted Average Interest @ 12/31/2011 (5)	Weighted Average Maturity
Contingent convertible senior notes:
Old Notes	$10,360		$10,303	7.6%		7.6%	May 2012
New Notes	8,121		8,030	10.5%		10.5%	May 2014	(2)

	$18,481		18,333

Junior subordinated notes	$48,125	(3)	17,343	7.5%		7.5%	August 2036
Subordinated notes payable	$1,491		1,491	12.0	%(4)	12.0%	June 2013

Total			$37,167

(1)	The remaining $100 principal amount of the Old Notes were redeemed by us for cash on July 5, 2012.
(2)	Represents the holders’ earliest redemption date. The weighted average contractual maturity for the New Notes is May 2027.

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

(3)	We issued total par of junior subordinated debentures of $49,614. These junior subordinated notes are held by two separate VIE trusts. We do not consolidate these trusts. We hold $1,489 par value of common stock of these trusts. These notes held by us have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.
(4)	Comprised of 9% paid currently and 3% paid in kind.
(5)	Weighted average interest rate is calculated as a percentage of par using the rates in effect as of the last day of the reporting period.

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

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2012 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. The Old Notes in the aggregate principal amount of $100 are assumed to be repaid on July 5, 2012, which represents the date that the Company actually repurchased such notes for cash. The New Notes in the aggregate principal amount of $8,121 are assumed to be repaid on May 15, 2014, which represents the earliest day that the holders of the New Notes may require us to repurchase the notes for cash. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, excluded from the table is an unrecognized tax benefit of $1,231 because we are unable, at this time, to make a reasonably reliable estimate of the period of cash settlement. See note 23 to our consolidated financial statements included in the 2011 Annual Report on Form 10-K for further information about the unrecognized tax benefit.

CONTRACTUAL OBLIGATIONS

As of June 30, 2012

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$6,450	$2,410	$3,573	$467	$—
Maturity of the Old Notes (1)	100	100	—	—	—
Interest on the Old Notes (1)	2	2	—	—	—
Maturity of the New Notes (2)	8,121	—	8,121	—	—
Interest on the New Notes (2)	1,706	853	853	—	—
Maturities on junior subordinated notes	48,125	—	—	—	48,125
Interest on junior subordinated notes (3)	53,010	2,531	4,353	4,353	41,773
Maturities of subordinated notes payable (4)	1,559	1,559	—	—	—
Interest on subordinated notes payable (5)	137	137	—	—	—
Mandatorily redeemable equity interests (6)	8,299	3,409	3,903	987	—

Total	$127,509	$11,001	$20,803	$5,807	$89,898

(1)	Assumes the Old Notes are repurchased on July 5, 2012. Interest includes amounts payable during the period the Old Notes are outstanding at an annual rate of 7.625%.
(2)	Assumes the New Notes are repurchased on May 15, 2014. Interest includes amounts payable during the period the New Notes are outstanding at an annual rate of 10.50%.
(3)	The interest on the junior subordinated notes related to the Alesco Capital Trust is based on a fixed interest rate of 9.50% through to July 30, 2012, and an assumed variable rate of 4.46% based on a 90-day LIBOR rate as of June 30, 2012 plus 4.00% calculated from July 30, 2012 through to maturity. The interest on the junior subordinated notes related to the Sunset Financial Statutory Trust is variable. The interest rate of 4.61% (based on a 90-day LIBOR rate as of June 30, 2012 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(4)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $154. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%.
(5)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.
(6)	Represents the amount due to withdrawing partners of PrinceRidge. The actual amounts due to the partners may fluctuate based on the income or loss allocations to these partners. The amounts shown above are based the June 30, 2012 partner capital balances.

In July 2012, PrinceRidge made certain payments to its former CEO and Chairman. These payments are not included in the table above. See note 22 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires companies to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on a company’s financial position. The amendments require enhanced disclosures by requiring improved information about financial statements and derivative instruments that are either (1) offset in accordance with current literature, or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. The Company is currently evaluating the impact of ASU 2011-11 on its disclosures about offsetting assets and liabilities.

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

During the six months ended June 30, 2012, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or EuroDollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“ bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2012, we would incur a loss of $2,460 if the yield curve rises 100 bps across all maturities and a gain of $2,450 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold, from time to time, equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment which is denominated in Euros and another permanent capital vehicle for which our investment is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2012 our equity price sensitivity was $3,722 and our foreign exchange currency sensitivity was $3,226.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2012, a 100 bps change in three month LIBOR would result in a change in our annual cash paid for interest in the amount of $200. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,493.

How we manage these risks

We will seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments - trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues.

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described in “Item 9A - Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company is currently in the process of integrating controls of PrinceRidge with the controls of IFMI. The Company expects to have this integration complete by the end of 2012.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in Note 17 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Other than as set forth below, there have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A - Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2011.

Failure to obtain or maintain adequate capital and funding would adversely affect the growth and results of our operations and may, in turn, negatively affect the market price of our Common Stock.

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

The minority partners of PrinceRidge have the right to withdraw from PrinceRidge and require PrinceRidge to redeem their interests in PrinceRidge for an amount, payable over a contractual period, equal to the value of the respective partners’ capital accounts. Several of the minority partners have voluntarily withdrawn from PrinceRidge recently, and in connection with such withdrawals, as of June 30, 2012, we are required to pay $8.3 million to redeem their interests. Such redemptions must be completed by July, 2016 but we are permitted to redeem the interests at any time prior to such date. In addition, we recently redeemed 100% of the interests in PrinceRidge of two former minority partners for approximately $6.1 million in connection with the termination of their employment with PrinceRidge. Further, in May 2014, some or all of the holders of our 10.50% contingent convertible senior notes due 2027 may exercise their right to require us to repurchase up to $8.1 million aggregate principal amount of their notes. These payments have reduced and will continue to reduce the availability of capital for our operations. Our liquidity could be constrained if we are unable to obtain financing to pay for such redemptions and repurchases on acceptable terms, or at all. If we are unable to meet our funding needs on a timely basis, our business would be adversely affected and there may be a negative impact on the market price of our Common Stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (2)
April 1, 2012 to April 30, 2012	690	$1.27	—	$45,815,766
May 1, 2012 to May 31, 2012	—	—	—	45,815,766
June 1, 2012 to June 30, 2012	—	—	—	45,815,766

Total	690	$1.27	—

(1)	We repurchased an aggregate of 690 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock.
(2)	On August 3, 2007, our board of directors authorized us to repurchase up to $50,000 of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.

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

In addition, the Company’s ability to pay dividends to its stockholders will be dependent on distributions it receives from the Operating LLC and subject to the Operating LLC’s operating agreement. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers and is subject to the provisions of the Operating LLC’s operating agreement. In this regard, the Company’s investment in PrinceRidge of $38,800 is subject to withdrawal restrictions as a result of the Operating LLC’s investment in PrinceRidge. Distributions from PrinceRidge to the Operating LLC are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forego these distributions or to pay distributions in excess of this amount with the approval vote of the board. The board of PrinceRidge GP is comprised of five members. Three members are appointed by the Operating LLC and the remaining two are designated by the individuals that were members of PrinceRidge GP prior to our investment. However, each member/partner of PrinceRidge does have the ability to borrow up to 30% of their investment from PrinceRidge. The member must provide 45 days notice of such borrowing and PrinceRidge must determine that the loan would not cause material harm to it. The borrowing member must pay 10% interest on this borrowing and the borrowing may only be outstanding for one year. Each partner may exercise this right to borrow once every two year period.

In May 2012, the Operating LLC borrowed $8,000 from PrinceRidge. The loan bears interest at 10% and will mature on May 2, 2013. Under the terms of this loan, IFMI will pay interest on the unpaid balance of the loan’s principal amount quarterly. Pursuant to the loan, in order to secure all of IFMI’s obligations thereunder, IFMI granted to PrinceRidge a first priority security interest in all of IFMI’s right, title, and interest in and to 100% of IFMI’s capital account in PrinceRidge and 100% of IFMI’s units in PrinceRidge (collectively, the “Collateral”). Upon the occurrence of an Event of Default (as defined in the loan), subject to certain rights of IFMI to cure such default, PrinceRidge may declare the principal, interest and all other amounts owing under the loan to be immediately due and payable, and may exercise all of its rights and remedies against the Collateral. The loan may be prepaid in whole or in part at any time and from time to time without premium, penalty or fee, together with interest accrued on the amount prepaid to the date of any such prepayment.

Item 6.	Exhibits

Exhibit No.	Description

11.1	Statement Regarding Computation of Per Share Earnings.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and 2011, (iii) the Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2012, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.***

*	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ DANIEL G. COHEN
Daniel G. Cohen
Date: August 9, 2012		Chairman of the Board and Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: August 9, 2012		Executive Vice President, Chief Financial Officer and Treasurer