Form 10-Q
period 2012-09-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2012-11-08
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 1, 2012 there were 11,784,907 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

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

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc., a Maryland corporation. The “Company,” “we,” “us,” and “our” refer to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC), or the “Operating LLC” refer to the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN which we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009 and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term, “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB” refers to JVB Financial Holdings, L.L.C.; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD); “PrinceRidge Holdings” refers to PrinceRidge Holdings LP and its subsidiaries; “PrinceRidge GP” refers to PrinceRidge Partners LLC; and “PrinceRidge” refers to PrinceRidge Holdings together with PrinceRidge GP.

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

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(unaudited)

	September 30, 2012	December 31, 2011

Assets
Cash and cash equivalents	$12,876	$18,221
Receivables from brokers, dealers, and clearing agencies	3,149	70,963
Due from related parties	712	679
Other receivables	7,023	5,531
Investments-trading	204,854	124,546
Other investments, at fair value	39,472	42,772
Receivables under resale agreements	153,039	129,978
Goodwill	11,113	11,206
Other assets	15,364	16,694

Total assets	$447,602	$420,590

Liabilities
Payables to brokers, dealers, and clearing agencies	$102,549	$24,633
Accounts payable and other liabilities	11,755	13,567
Accrued compensation	10,081	8,657
Trading securities sold, not yet purchased	55,800	99,613
Securities sold under agreement to repurchase	153,173	134,870
Deferred income taxes	7,914	7,500
Debt	25,646	37,167
Mandatorily redeemable equity interests	8,368	3,149

Total liabilities	375,286	329,156

Commitments and contingencies (See Note 17)

Temporary Equity:
Redeemable non-controlling interest	770	14,026

Permanent Equity:
Stockholders’ Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, no shares issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 11,784,907 and 12,730,117 shares issued, respectively; 11,784,907 and 12,679,717 shares outstanding, respectively, including 1,246,909 and 2,597,620 unvested restricted share awards, respectively	11	10
Additional paid-in capital	64,290	63,032
Accumulated deficit	(10,024)	(5,121)
Accumulated other comprehensive loss	(503)	(626)
Treasury stock at cost (0 and 50,400 shares of Common Stock, respectively)	—	(328)

Total stockholders’ equity	53,779	56,972
Non-controlling interest	17,767	20,436

Total permanent equity	71,546	77,408

Total liabilities and equity	$447,602	$420,590

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Net trading	$13,669	$14,008	$51,311	$57,522
Asset management	8,465	5,296	18,010	16,521
New issue and advisory	1,758	705	3,024	1,945
Principal transactions and other income	4,174	869	(482)	661

Total revenues	28,066	20,878	71,863	76,649

Operating expenses
Compensation and benefits	16,484	19,399	49,811	62,820
Business development, occupancy, equipment	1,520	1,942	3,970	5,216
Subscriptions, clearing, and execution	2,602	3,500	8,574	9,042
Professional fees and other operating	4,015	3,237	9,702	12,389
Depreciation and amortization	289	612	1,023	1,585

Total operating expenses	24,910	28,690	73,080	91,052

Operating income / (loss)	3,156	(7,812)	(1,217)	(14,403)

Non-operating income / (expense)
Interest expense, net	(868)	(1,282)	(3,187)	(4,211)
Gain on repurchase of debt	83	—	86	—
Other income / (expense)	—	—	(4,357)	—
Income / (loss) from equity method affiliates	647	838	2,689	5,368

Income / (loss) before income tax expense / (benefit)	3,018	(8,256)	(5,986)	(13,246)
Income tax expense / (benefit)	54	(571)	108	(917)

Net income / (loss)	2,964	(7,685)	(6,094)	(12,329)
Less: Net income / (loss) attributable to the non-controlling interest	956	(3,640)	(2,165)	(5,288)

Net income / (loss) attributable to IFMI	$2,008	$(4,045)	$(3,929)	$(7,041)

Income / (loss) per share data (see Note 16):

Income / (loss) per common share—basic:
Income / (loss) per common share	$0.19	$(0.38)	$(0.37)	$(0.65)

Weighted average shares outstanding—basic	10,849,220	10,594,916	10,683,076	10,772,106

Income / (loss) per common share—diluted:
Income / (loss) per common share	$0.18	$(0.38)	$(0.37)	$(0.65)

Weighted average shares outstanding—diluted	16,176,898	15,853,092	15,935,078	16,047,202

Dividends declared per common share	$0.02	$0.05	$0.06	$0.15

Comprehensive income / (loss):
Net income / (loss) (from above)	$2,964	$(7,685)	$(6,094)	$(12,329)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	237	(193)	197	161

Other comprehensive income / (loss), net of tax of $0	237	(193)	197	161

Comprehensive income	3,201	(7,878)	(5,897)	(12,168)
Less: comprehensive income (loss) attributable to the non-controlling interest	1,033	(3,707)	(2,118)	(5,235)

Comprehensive income / (loss) attributable to IFMI	$2,168	$(4,171)	$(3,779)	$(6,933)

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock Class A $ Amount	Preferred Stock Class B $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity	Non-controlling Interest	Total Permanent Equity	Redeemable non- controlling interest (Temporary Equity)
Balance at December 31, 2011	$—	$5	$10	$63,032	$(5,121)	$(626)	$(328)	$56,972	$20,436	$77,408	$14,026
Measurement period adjustment (1)	—	—	—	—	—	—	—	—	—	—	(93)
Net loss	—	—	—	—	(3,929)	—	—	(3,929)	(1,916)	(5,845)	(249)
Other comprehensive income / (loss) (2)	—	—	—	—	—	150	—	150	47	197	—
Acquisition / (surrender) of additional units of consolidated subsidiary, net	—	—	—	804	—	(27)	—	777	(777)	—	—
Equity-based compensation and vesting of shares	—	—	1	456	—	—	—	457	293	750	(316)
Shares withheld for employee taxes	—	—	—	(2)	—	—	—	(2)	(1)	(3)	—
Retirement of treasury stock	—	—	—	—	(328)	—	328	—	—	—	—
Purchase of non-controlling interest, net	—	—	—	—	—	—	—	—	—	—	(6,152)
Redemption of non-controlling interest, net	—	—	—	—	—	—	—	—	—	—	(6,446)
Dividends/Distributions	—	—	—	—	(646)	—	—	(646)	(315)	(961)	—

Balance at September 30, 2012	$—	$5	$11	$64,290	$(10,024)	$(503)	$—	$53,779	$17,767	$71,546	$770

(1)	See note 2.
(2)	Represents foreign currency translation adjustment.

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Operating activities
Net income / (loss)	$(6,094)	$(12,329)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of debt	(86)	—
Equity-based compensation	434	6,087
Realized loss / (gain) on other investments	(1,407)	2,715
Change in unrealized (gain) / loss on other investments, at fair value	3,245	(2,376)
Depreciation and amortization	1,023	1,585
(Income) / loss from equity method affiliates	(2,689)	(5,368)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(1,310)	2,942
(Increase) decrease in investments-trading	(80,308)	126,793
(Increase) decrease in other assets	142	4,835
(Increase) decrease in receivables under resale agreement	(23,061)	119,499
Change in receivables from / payables to related parties, net	(18)	572
Increase (decrease) in accrued compensation	1,396	(8,704)
Increase (decrease) in accounts payable and other liabilities	(1,814)	(3,780)
Increase (decrease) in trading securities sold, not yet purchased	(43,813)	6,015
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	145,756	(51,502)
Increase (decrease) in securities sold under agreement to repurchase	18,303	(185,675)
Increase (decrease) in deferred income taxes	414	(1,070)
Change in mandatorily redeemable equity interests	(437)	—

Net cash provided by (used in) operating activities	9,676	239

Investing activities
Cash paid for acquisition of JVB, net of cash acquired	—	(14,956)
Cash acquired from acquisition of PrinceRidge Partners, LLC and PrinceRidge Holdings, LP	—	2,149
Purchase of investments-other investments, at fair value	(290)	(2,943)
Sales and return of principal of other investments, at fair value	48	3,980
Sale of cost method investment	1,937	—
Investment in equity method affiliates	(4,706)	(4,723)
Return from equity method affiliates	7,325	6,529
Purchase of furniture, equipment, and leasehold improvements	(101)	(368)

Net cash provided by (used in) investing activities	4,213	(10,332)

Financing activities
Repayment and repurchase of debt	(11,446)	(4,068)
Payments for deferred issuance and financing cost	—	(264)
Cash used to net share settle equity awards	(3)	(55)
Purchase of common stock for treasury	—	(1,457)
Purchase of non-controlling interest, net	(6,152)	(107)
Redemption of mandatorily redeemable equity interests	(790)	—
Distributions to non-controlling interest	(315)	(791)
Dividends	(646)	(1,603)

Net cash used in financing activities	(19,352)	(8,345)

Effect of exchange rate on cash	118	125

Net increase (decrease) in cash and cash equivalents	(5,345)	(18,313)
Cash and cash equivalents, beginning of period	18,221	43,946

Cash and cash equivalents, end of period	$12,876	$25,633

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share or per share information)

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

The Formation Transaction

Cohen Brothers was formed on October 7, 2004 by Cohen Bros. Financial, LLC (“CBF”). Cohen Brothers was formed to acquire the net assets of CBF’s subsidiaries (the “Formation Transaction”): Cohen Bros. & Company, Inc.; Cohen Frères SAS; Dekania Investors, LLC; Emporia Capital Management, LLC; and the majority interest in Cohen Bros. & Tororian Investment Management, Inc. The Formation Transaction was accomplished through a series of transactions occurring between March 4, 2005 and May 31, 2005.

The Company

From its formation until December 16, 2009, Cohen Brothers operated as a privately owned limited liability company. On December 16, 2009, Cohen Brothers completed its merger (the “Merger”) with a subsidiary of Alesco Financial Inc. (“AFN”) a publicly traded real estate investment trust.

As a result of the Merger, AFN received 10,343,347 or 66.2% of the membership interests in Cohen Brothers. Of the 66.2% of Cohen Brothers received by AFN in connection with the Merger, 38.5% was received in the form of units issued directly by Cohen Brothers. The remaining 27.7% was acquired by AFN from Cohen Brothers members in exchange for the issuance of AFN common stock to those members. The remaining 5,283,556 membership interests or 33.8% of Cohen Brothers was held by Daniel Cohen (31.9% or 4,983,557 membership interests) and other members (1.9% or 299,999 membership interests). Each of Mr. Cohen’s membership units is redeemable at Mr. Cohen’s option, at any time on or after January 1, 2014, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of the issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. The membership units held by the other members have the same redemption rights as described for Mr. Cohen except that the members holding these units may elect to redeem their shares at any time.

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

Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE Amex LLC under the ticker symbol “IFMI.” The Company is an investment firm specializing in credit related fixed income investments. As of September 30, 2012, the Company had $6.3 billion in assets under management (“AUM”) of which 97%, or $6.0 billion, was in collateralized debt obligations (“CDOs”).

The Company’s business is organized into the following three business segments:

Capital Markets: The Company’s Capital Markets segment consists of credit-related fixed income securities sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services revenue.

The Company’s fixed income sales and trading group provides trade execution to corporate and institutional investors and other broker-dealers. The Company specializes in the following products: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), collateralized loan obligations (“CLOs”), CDOs, collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), Small Business Administration (“SBA”) loans, municipal bonds, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for cash equity and derivative products. The Company carries out its capital market activities primarily through its subsidiaries: JVB, PrinceRidge Holdings, and CCFL.

Asset Management: Historically, the Company has served the needs of client investors by managing assets within investment funds, managed accounts, permanent capital vehicles, and CDOs (collectively referred to as “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. The lender will have recourse only to the assets securing the loan. The Company’s Asset Management segment includes its fee-based asset management operations, which include ongoing base and incentive management fees.

Principal Investing: The Company’s Principal Investing segment is comprised primarily of its investments in certain Investment Vehicles it manages.

The Company generates its revenue by segment primarily through the following activities:

Capital Markets:

•

trading activities of the Company, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim months’ periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate control to fund substantially all the cost of purchasing replacement financial assets. The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company’s adoption of the provisions of ASU 2011-03 effective January 1, 2012 did not have an effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends ASC 820, Fair Value Measurements. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additional disclosure requirements include transfers between levels 1 and 2; and for level 3 fair value measurements, a description of the Company’s valuation processes and additional information about unobservable inputs impacting level 3 measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company’s adoption of the provisions of ASU 2011-04 effective January 1, 2012 did not have a material effect on the Company’s consolidated financial position and results of operations.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of September 30, 2012 and December 31, 2011, the fair value of the Company’s debt was estimated to be $33.0 million and $43.5 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; and other investments, at fair value. See notes 6 and 7. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts and EuroDollar futures. For derivative instruments, such as “to-be-announced” securities (“TBAs”), the fair value is generally based on market price quotations from third party pricing services. See note 6 for disclosures concerning the categorization of the fair value measurements within the three level fair value hierarchy.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which provides an option for companies to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If a company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the company is not required to take further action. However, if a company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative assessment in any subsequent period. The Company will adopt the provisions of ASU 2012-02 effective January 1, 2013 and is currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

4. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consist of the following at September 30, 2012 and December 31, 2011.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2012	December 31, 2011
Receivable from clearing organizations	$1,274	$51,619
Unsettled regular way trades, net	—	17,232
Deposits with clearing organizations	1,875	2,112

Receivables from brokers, dealers, and clearing agencies	$3,149	$70,963

Receivable from clearing organizations represents un-invested cash held by the clearing organization, which includes cash proceeds from short sales.

Amounts payable to brokers, dealers, and clearing agencies consists of the following at September 30, 2012 and December 31, 2011.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2012	December 31, 2011
Unsettled regular way trades, net	$31,990	$—
Margin payable	70,559	24,633

Payables to brokers, dealers, and clearing agencies	$102,549	$24,633

Securities transactions are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $1,128 and $1,822 for the nine months ended September 30, 2012 and 2011, respectively, and $297 and $839 for the three months ended September 30, 2012 and 2011, respectively.

5. FINANCIAL INSTRUMENTS

Investments - Trading

The following table displays the carrying value of all investments classified as investments-trading as of the periods indicated:

INVESTMENTS - TRADING

(Dollars in Thousands)

Security Type	September 30, 2012	December 31, 2011
U.S. government agency MBS and CMOs (1)	$65,719	$7,563
U.S. government agency debt securities	29,934	14,600
RMBS	589	7,108
CMBS	—	1,587
U.S. Treasury securities	6,812	8,524
Interests in securitizations (2)	2,524	608
SBA loans	7,761	9,049
Corporate bonds and redeemable preferred stock	63,493	65,445
Foreign government bonds	511	67
Municipal bonds	23,809	9,225
Certificates of deposit	3,626	710
Equity securities	76	60

Investments-trading	$204,854	$124,546

(1)	Includes TBAs. See note 7.
(2)	Primarily comprised of CDOs, CLOs, and ABS.

Trading Securities Sold, Not Yet Purchased

The following table displays the carrying value of all trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

Security Type	September 30, 2012	December 31, 2011
U.S. government agency MBS (1)	$49	$16
U.S. Treasury securities	20,323	11,755
Corporate bonds and redeemable preferred stock	22,141	87,537
Foreign government bonds	37	158
Municipal bonds	121	143
Exchange traded funds	3,021	—
Certificates of deposit	10,108	4

Trading Securities Sold, Not Yet Purchased	$55,800	$99,613

(1)	Represents TBAs. See note 7.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized losses in the amount of $611 and $2,537 for the nine months ended September 30, 2012 and 2011, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	September 30, 2012
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$94	$(123)
Equity Securities:
EuroDekania	7,792	2,371	(5,421)
Star Asia	23,219	33,925	10,706
Tiptree Financial Partners, L.P.	5,561	2,755	(2,806)
Other securities	232	117	(115)

Total equity securities	36,804	39,168	2,364

Residential loans	240	252	12
Foreign currency forward contracts	—	(42)	(42)

Other investments, at fair value	$37,261	$39,472	$2,211

	December 31, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$88	$(129)
Equity Securities:
EuroDekania	7,792	2,370	(5,422)
Star Asia	23,219	37,358	14,139
Tiptree Financial Partners, L.P.	5,561	2,533	(3,028)
Other securities	232	156	(76)

Total equity securities	36,804	42,417	5,613

Residential loans	278	267	(11)

Other investments, at fair value	$37,299	$42,772	$5,473

(1)	Represents an interest in a CDO.

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $3,525 and $339 related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2012 and 2011, respectively. The Company recognized net gains of $1,683 and $783 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2012 and 2011, respectively.

Fair Value Measurements

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the hierarchy under FASB ASC 820 are described below:

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

3. Pricing models whose inputs, other than quoted prices, are observable for substantially the full term of the asset or liability; or

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during the three and nine months ended September 30, 2012 and 2011. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	September 30, 2012 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$65,719	$—	$65,719	$—
U.S. government agency debt securities	29,934	—	29,934	—
RMBS	589	—	589	—
U.S. Treasury securities	6,812	6,812	—	—
Interests in securitizations (1)	2,524	—	1,592	932
SBA loans	7,761	—	7,761	—
Corporate bonds and redeemable preferred stock	63,493	1,196	62,297	—
Foreign government bonds	511	—	511	—
Municipal bonds	23,809	—	23,809	—
Certificates of deposit	3,626	—	3,626	—
Equity securities	76	19	—	57

Total investments-trading	$204,854	$8,027	$195,838	$989

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	$2,371	$—	$—	$2,371
Star Asia (3)	33,925	—	—	33,925
Tiptree Financial Partners L.P. (4)	2,755	—	—	2,755

	39,051	—	—	39,051
Other	117	26	—	91

Total equity securities	39,168	26	—	39,142
Interests in securitizations (1)	94	—	—	94
Residential loans	252	—	252	—
Foreign currency forward contracts	(42)	(42)	—	—

Total other investments, at fair value	$39,472	$(16)	$252	$39,236

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency MBS	$49	$—	$49	$—
U.S. Treasury securities	20,323	20,323	—	—
Corporate bonds and redeemable preferred stock	22,141	—	22,141	—
Foreign government bonds	37	—	37	—
Municipal bonds	121	—	121	—
Exchange traded funds	3,021	3,021	—	—
Certificates of deposit	10,108	—	10,108	—

Total trading securities sold, not yet purchased	$55,800	$23,344	$32,456	$—

(1)	Primarily comprised of CDOs, CLOs, and ABS.
(2)	Hybrid Securities Fund - European.
(3)	Real Estate Fund - Asian.
(4)	Diversified Fund.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2011 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$7,563	$—	$7,563	$—
U.S. government agency debt securities	14,600	144	14,456	—
RMBS	7,108	—	2,176	4,932
CMBS	1,587	—	1,587	—
U.S. Treasury securities	8,524	8,524	—	—
Interests in securitizations (1)	608	—	387	221
SBA loans	9,049	—	9,049	—
Corporate bonds and redeemable preferred stock	65,445	779	64,666	—
Foreign government bonds	67	—	67	—
Municipal bonds	9,225	—	9,225	—
Certificates of deposit	710	—	710	—
Equity securities	60	25	—	35

Total investments-trading	$124,546	$9,472	$109,886	$5,188

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	$2,370	$—	$—	$2,370
Star Asia (3)	37,358	—	—	37,358
Tiptree Financial Partners L.P. (4)	2,533	—	—	2,533

	42,261	—	—	42,261
Other	156	24	—	132

Total equity securities	42,417	24	—	42,393
Interests in securitizations (1)	88	—	—	88
Residential loans	267	—	—	267

Total other investments, at fair value	$42,772	$24	$—	$42,748

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency MBS	$16	$—	$16	$—
U.S. Treasury securities	11,755	11,755	—	—
Corporate bonds and redeemable preferred stock	87,537	1,084	86,453	—
Foreign government bonds	158	—	158	—
Municipal bonds	143	—	143	—
Certificates of deposit	4	—	4	—

Total trading securities sold, not yet purchased	$99,613	$12,839	$86,774	$—

(1)	Primarily comprised of CDOs, CLOs, and ABS.
(2)	Hybrid Securities Fund - European.
(3)	Real Estate Fund - Asian.
(4)	Diversified Fund.

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

In instances where the securities are either new issuances or experience illiquidity, such as CMOs and, more specifically, agency inverse interest-only securities, principal only, and fixed interest only among others, the Company may use its own internal valuation models, which are based on an income approach. In some cases, new issuances are senior in nature or fairly liquid, however, due to the fact that it is a new issuance, it is difficult to obtain third party pricing and the Company uses internal models to determine fair value. In these cases, the Company will classify such an issuance as level 3 within the hierarchy until it is able to obtain third party pricing. Fair values based on internal valuation models prepared by the Company’s management are generally classified within level 3 of the valuation hierarchy. In general, the fair values of U.S. government agency MBS and CMOs, which are classified as level 3 are determined primarily using discounted cash flow and option adjusted spread methodologies. Key inputs to these models are interest rates and prepayment rates. Attributes of the underlying mortgage loans, in the case of CMOs, that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value ratios; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; and historical prepayment. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields. The level 3 classification of the fair value measurements of certain CMOs was applicable during the 2011 period.

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

In instances where the Company is unable to obtain a reliable market price quotation from third party pricing services and there are no substantially similar securities that trade frequently as the securities held in trading inventory, the Company may determine the fair value of those securities using its own internal valuation models, which are based on an income approach. Fair values based on internal valuation models prepared by the Company’s management are generally classified within level 3 of the valuation hierarchy. Information utilized in the Company’s internal valuation models may include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, credit enhancement, and recently executed transactions. The level 3 classification of the fair value measurements of certain RMBS and CMBS was applicable during the 2011 period.

U.S. Treasury Securities: U.S. Treasury securities include U.S. Treasury bonds and notes and the fair values of the U.S. Treasury securities are based on quoted prices in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

Interests in Securitizations: Interests in securitizations may be comprised of CDOs, CLOs, and ABS, which may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, interests in securitizations will generally be classified as level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about interests in securitizations. The Company generally believes that to the extent that (1) it receives two quotations in a similar range from broker-dealers knowledgeable about interests in securitizations, and (2) the Company believes the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Corporate Bonds, Redeemable Preferred Stock, and Foreign Government Bonds: The Company uses recently executed transactions or third party quotations from independent pricing services to arrive at the fair value of its investments in corporate bonds, redeemable preferred stock, and foreign government bonds. These valuations are based on a market approach. The Company generally classifies the fair value of these bonds within level 2 of the valuation hierarchy. In instances where the fair values of securities are based on quoted prices in active markets (for example with redeemable preferred stock), the Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

Municipal Bonds: Municipal bonds, which include obligations of U.S. states, municipalities, and political subdivisions, primarily include bonds or notes issued by U.S. municipalities. The Company generally values these securities using third party quotations such as market price quotations from third party pricing services. The Company generally classifies the fair value of these bonds within level 2 of the valuation hierarchy. The valuations are based on a market approach. In instances where the Company is unable to obtain reliable market price quotations from third party pricing services, the Company will use its own internal valuation models. In these cases, the Company will classify such securities as level 3 within the hierarchy until it is able to obtain third party pricing.

Exchange Traded Funds: Exchange traded funds are investment funds that trade in active markets, similar to public company stocks. The fair values of exchange traded funds are based on quoted prices in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. These are securities which are traded on a recognized liquid exchange. This is considered a level 1 value in the valuation hierarchy. In some cases, the Company owns options or warrants in publicly traded companies when the option or warrant itself is not publicly traded. In those cases, the Company uses an internal valuation model and classifies the investment within level 3 of the valuation hierarchy. The non-exchange traded equity options and warrants are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price, and maturity date. Other equity securities represent investments in investment funds and other non-publicly traded entities. Substantially all of these other entities have the attributes of investment companies as described in FASB ASC 946-15-2. The Company estimates the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities except Star Asia. The Company generally classifies these estimates within either level 2 of the valuation hierarchy if its investment in the entity is currently redeemable or level 3 if its investment is not currently redeemable.

In the case of Star Asia, the Company utilizes a series of valuation models to determine fair value, which use both market and income based approaches, and generally classifies its investment within level 3 of the valuation hierarchy. Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services - Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it is the Company’s assessment that the fair value of the subordinated debt securities has diverged from its carrying value. Because Star Asia’s published NAV is calculated using the amortized cost of these subordinated debt securities, the Company has concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. The Company estimates the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, which is derived from similar non-investment grade long term subordinated debt issuances.

The Company used discount rates of 7.50% and 7.10% as of December 31, 2011 and September 30, 2012, respectively, in determining the fair value of Star Asia’s subordinated debt securities. If the Company had used Star Asia’s unadjusted NAV, rather than the Company’s financial model described above, in determining the fair value of the Company’s investment in Star Asia, the Company would have recorded its investment in Star Asia at a value of $46,031 and $43,502 as of December 31, 2011 and September 30, 2012, respectively, as compared to the fair value as determined by the Company’s internal valuation model of $37,358, and $33,925 as of December 31, 2011 and September 30, 2012, respectively.

Residential Loans: Management utilizes home price indices to value the residential loans. Previously management had considered adjustments to these indices but has elected going forward to not adjust the indices. Adjustments to the index implied a level 3 valuation. The new methodology uses an unadjusted index, which is considered an observable input and moves these investments into level 2.

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third party pricing services. Certificates of deposit are generally categorized in level 2 of the valuation hierarchy. However, in instances where the certificates of deposit are new issuances or the payments of certificate of deposit are linked to an index, it may be difficult to obtain third party pricing and, in these cases, the Company uses internal models to determine fair value and the fair value is generally classified within level 3 of the valuation hierarchy. The level 3 classification of the fair value measurements of certain certificates of deposit was applicable during the 2011 period.

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

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized level 3 inputs to determine fair value for the nine and three months ended September 30, 2012 and 2011.

LEVEL 3 INPUTS

Nine Months Ended September 30, 2012

(Dollars in Thousands)

	January 1, 2012	Total gains and losses included in earnings			Purchases	Sales	September 30, 2012	Change in unrealized gains/(losses) for the period included in earnings (1)
		Net trading	Principal transactions and other income	Transfers out of Level 3
Assets:
Investments-trading:
RMBS	$4,932	$17	$—	$—	$171	$(5,120)	$—	$—
Interests in securitizations (2)	221	53	—	—	2,861	(2,203)	932	74
Equity securities	35	(104)	—	—	126	—	57	(104)

Total investments-trading	$5,188	$(34)	$—	—	$3,158	$(7,323)	$989	$(30)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (3)	$2,370	$—	$1	—	$—	$—	$2,371	$1
Star Asia (4)	37,358	—	(3,433)	—	—	—	33,925	(3,433)
Tiptree Financial Partners, L.P. (5)	2,533	—	222	—	—	—	2,755	222

	42,261	—	(3,210)	—	—	—	39,051	(3,210)

Other	132	—	(41)	—	—	—	91	(41)

Total equity securities	42,393	—	(3,251)	—	—	—	39,142	(3,251)
Interests in securitizations (2)	88	—	6	—	—	—	94	6
Residential loans	267	—	—	(267)	—	—	—	—

Total other investments, at fair value	$42,748	$—	$(3,245)	$(267)	$—	$—	$39,236	$(3,245)

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(2)	Primarily comprised of CDOs, CLOs, and ABS.
(3)	Hybrid Securities Funds - European.
(4)	Real Estate Funds - Asian.
(5)	Diversified Fund.

LEVEL 3 INPUTS

Nine Months Ended September 30, 2011

(Dollars in Thousands)

	January 1, 2011	Total gains and losses included in earnings		Transfers into Level 3	Purchases	Sales (1)	September 30, 2011	Change in unrealized gains/(losses) for the period included in earnings (2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$68,885	$584	$—	$4,332	$20,805	$(94,390)	$216	$10
RMBS	—	(159)	—	7,814	4,494	(3,570)	8,579	10
Commercial mortgage-backed securities	—	(825)	—	—	1,233	(338)	70	(656)
Interests in securitizations (3)	4,500	5,480	—	—	10,364	(12,543)	7,801	(298)
Municipal bonds	—	4	—	—	977	(559)	422	1
Certificates of deposit	—	3	—	—	761	(764)	—	—
Equity securities	—	(42)	—	—	70	(28)	—	—

Total investments-trading	$73,385	$5,045	$—	$12,146	$38,704	$(112,192)	$17,088	$(933)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$1,258	$—	$1,208	$—	$533	$—	$2,999	$1,208
Star Asia (5)	38,025	—	429	—	226	(476)	38,204	429
Tiptree Financial Partners, L.P.(6)	2,480	—	28	—	—	—	2,508	28

	41,763	—	1,665	—	759	(476)	43,711	1,665

Investment Funds
Deep Value (7)	28	—	(9)	—	—	(19)	—	—

	28	—	(9)	—	—	(19)	—	—

Other	500	—	(125)	—	36	(59)	352	(125)

Total equity securities	42,291	—	1,531	—	795	(554)	44,063	1,540
Interests in securitizations (3)	105	—	(17)	—	—	—	88	(17)
Residential loans	303	—	23	—	—	(47)	279	23

Total other investments, at fair value	$42,699	$—	$1,537	$—	$795	$(601)	$44,430	$1,546

(1)	Includes return of principal/capital of interests in U.S. government agency MBS and CMOs, securitizations, investment funds, and residential loans. The sale of $476 attributable to Star Asia represents the transfer of 54,452 shares of Star Asia to an employee for services rendered during 2010. See note 19.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(3)	Primarily comprised of CDOs and CLOs.
(4)	Hybrid Securities Funds - European.
(5)	Real Estate Funds - Asian.
(6)	Diversified Fund.
(7)	Real Estate Funds.

LEVEL 3 INPUTS

Three Months Ended September 30, 2012

(Dollars in Thousands)

	June 30, 2012	Total gains and losses included in earnings			Purchases	Sales	September 30, 2012	Change in unrealized gains/(losses) for the period included in earnings (1)
		Net trading	Principal transactions and other income	Transfers out of Level 3
Assets:
Investments-trading:
Interests in securitizations (2)	$185	$111	$—	$—	$636	$—	$932	$111
Equity securities	63	(6)	—	—	—	—	57	(6)

Total investments-trading	$248	$105	$—	—	$636	$—	$989	$105

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (3)	$2,103	$—	$268	$—	$—	$—	$2,371	$268
Star Asia (4)	32,299	—	1,626	—	—	—	33,925	1,626
Tiptree Financial Partners, L.P. (5)	2,703	—	52	—	—	—	2,755	52

	37,105	—	1,946	—	—	—	39,051	1,946

Other	88	—	3	—	—	—	91	3

Total equity securities	37,193	—	1,949	—	—	—	39,142	1,949
Interests in securitizations (2)	97	—	(3)	—	—	—	94	(3)

Total other investments, at fair value	$37,290	$—	$1,946	$—	$—	$—	$39,236	$1,946

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(2)	Primarily comprised of CDOs, CLOs, and ABS.
(3)	Hybrid Securities Funds - European.
(4)	Real Estate Funds - Asian.
(5)	Diversified Fund.

LEVEL 3 INPUTS

Three Months Ended September 30, 2011

(Dollars in Thousands)

	June 30, 2011	Total gains and losses included in earnings		Transfers into Level 3	Purchases	Sales (1)	September 30, 2011	Change in unrealized gains/(losses) for the period included in earnings (2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$8,619	$132	$—	$—	$206	$(8,741)	$216	$10
RMBS	1,473	(159)	—	7,814	3,021	(3,570)	8,579	10
Commercial mortgage-backed securities	1,347	(939)	—	—	—	(338)	70	(770)
Interests in securitizations (3)	7,291	(758)	—	—	2,263	(995)	7,801	(615)
Municipal bonds	—	4		—	977	(559)	422	1
Certificates of deposit	1	—	—	—	—	(1)	—	—
Equity securities	98	(72)	—	—	—	(26)	—	—

Total investments-trading	$18,829	$(1,792)	$—	$7,814	$6,467	$(14,230)	$17,088	$(1,364)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$3,410	$—	$(411)	$—	$—	$—	$2,999	$(411)
Star Asia (5)	35,761	—	2,443	—	—	—	38,204	2,443
Tiptree Financial Partners, L.P. (6)	2,551	—	(43)	—	—	—	2,508	(43)

	41,722	—	1,989	—	—	—	43,711	1,989

Other	265	—	87	—	—	—	352	87

Total equity securities	41,987	—	2,076	—	—	—	44,063	2,076
Interests in securitizations (3)	105	—	(17)	—	—	—	88	(17)
Residential loans	276	—	18	—	—	(15)	279	18

Total other investments, at fair value	$42,368	$—	$2,077	$—	$—	$(15)	$44,430	$2,077

(1)	Includes return of principal/capital of interests in U.S. government agency MBS and CMOs, securitizations, investment funds, and residential loans.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(3)	Primarily comprised of CDOs and CLOs.
(4)	Hybrid Securities Funds - European.
(5)	Real Estate Funds - Asian.
(6)	Diversified Fund.

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

Investments-trading: During the nine and three months ended September 30, 2012, there were no transfers into or out of level 3 of the valuation hierarchy.

During the nine months ended September 30, 2011, there were no transfers out of level 3 and there were transfers of $12,146 into level 3 of the valuation hierarchy, comprised of $4,332 related to one U.S. government agency mortgage-backed security, which was transferred into level 3 during the first quarter of 2011, and $7,814 related to certain residential mortgage-backed securities, which were transferred into level 3 during the third quarter of 2011. In the case of the U.S. government agency mortgage-backed security, as of December 31, 2010, the Company was able to obtain a reliable quote from a third party pricing service. During the period of time that the Company held the U.S. government agency mortgage-backed security in 2011, the Company was unable to obtain a reliable quote and relied upon an internal valuation model for that same security. In the case of the residential mortgage-backed securities, the Company was unable to obtain reliable quotes from a third party pricing service and relied upon internal valuation models.

Other investments, at fair value: During the nine months ended September 30, 2012, the Company transferred $267 in residential loans from level 3 to level 2 of the valuation hierarchy. During the three months ended September 30, 2012, there were no transfers into or out of level 3 of the valuation hierarchy.

During the nine and three months ended September 30, 2011, there were no transfers into or out of level 3 of the valuation hierarchy.

The following table provides the quantitative information about level 3 fair value measurements as of September 30, 2012:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS

(Dollars in Thousands)

	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Weighted average		Range of Significant Inputs
Assets:
Investments-trading:
Equity securities	$57	Black Scholes	Expected Life Volatility Dividend Yield	5 years 25 0	% %	5 years 25 0	% %
Other investments, at fair value:
Equity Securities:
Star Asia	$33,925	Adjusted NAV	Discount rate on debt	7.10%		7.10%
Other	$91	Black Scholes	Expected Life Volatility Dividend Yield	5.3 years 25 0	% %	5-10 years 25 0	% %

Investments in Certain Entities That Calculate Net Asset Value Per Share (Or Its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at September 30, 2012 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,371	N/A	N/A	N/A
Star Asia (b)	33,925	N/A	N/A	N/A
Tiptree Financial Partners, L.P. (c)	2,755	N/A	N/A	N/A

	$39,051

	Fair Value at December 31, 2011 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,370	N/A	N/A	N/A
Star Asia (b)	37,358	N/A	N/A	N/A
Tiptree Financial Partners, L.P. (c)	2,533	N/A	N/A	N/A

	$42,261

N/A - Not applicable.

(a)	EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans; and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using a series of internal valuation models that use both the market and income approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $43,502 as of September 30, 2012 and $46,031 as of December 31, 2011.
(c)	The investment strategy of Tiptree Financial Partners, L.P. (“Tiptree”) is currently focused on investing in (a) specialty finance companies; (b) alternative asset management companies; and (c) diversified credit assets and related equity interests. Tiptree primarily seeks to acquire majority ownership interests in its investees. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company uses the latest reported net asset value from Tiptree. From time to time, the net asset value may be one quarter in arrears.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets. As of September 30, 2012, the Company had 80 outstanding foreign currency forward contracts with a notional amount of 12,500 Japanese Yen per contract. As of December 31, 2011, the Company had no outstanding foreign currency forward contracts.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures. The Company carries the EuroDollar futures contracts at fair value and includes them as a component of investments-trading in the Company’s consolidated balance sheets. As of September 30, 2012 and December 31, 2011, the Company had no outstanding EuroDollar futures contracts.

TBAs

The Company trades U.S. Government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments - trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2012, the Company had open TBA sale agreements in the notional amount of $38,425, and open TBA purchase agreements in the notional amount of $25,305. At December 31, 2011, the Company had open TBA sale agreements in the notional amount of $4,325.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value recognized in the consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815	Balance Sheet Classification	Unrealized Gain / (Loss) as of September 30, 2012	Unrealized Gain / (Loss) as of December 31, 2011
Foreign currency forward contracts	Other investments, at fair value	$(42)	$—
TBAs	Investments-trading	27	—
TBAs	Trading securities sold, not yet purchased	(49)	(16)

		$(64)	$(16)

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to middle size mortgage loan originators) in hedging the interest rate risk associated with the mortgages the clients hold. In general, the Company will enter into a TBA purchase agreement with the client. Then, the Company will immediately enter into a TBA sale agreement with the exact same terms and settlement date with a separate counter-party. The Company seeks to profit through a small mark up in the price of the transaction. The TBAs will match underlying terms and settlement dates. Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA. The gain or loss on the transaction is recorded as a component of net trading in the consolidated statement of operations and is included in due to or due from broker in the consolidated balance sheet until it settles. As of September 30, 2012, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements in the notional amount of $333,297. The net profit on these transactions is recorded as a component of net trading revenue and is included as a component of TBA revenue in the table below. Any revenue on trades that have not yet settled is included as a component of due to or due from brokers, dealers, and clearing organizations.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations for the nine and three months ended September 30, 2012 and 2011:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815	Income Statement Classification	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Foreign currency forward contracts	Revenues—principal transactions and other income	$(323)	$(1,492)
EuroDollar futures contracts	Revenues—net trading	—	(2)
TBAs	Revenues—net trading	680	(9,272)

		$357	$(10,766)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815	Income Statement Classification	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Foreign currency forward contracts	Revenues—principal transactions and other income	$(288)	$(1,273)
TBAs	Revenues—net trading	426	(1,302)

		$138	$(2,575)

8. COLLATERALIZED SECURITIES TRANSACTIONS

Securities purchased under agreements to resell (“reverse repurchase agreements” or “receivables under resale agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”), principally U.S. government and federal agency obligations, SBA loans, and mortgage-backed securities, are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. The resulting interest income and expense are included in net trading in the consolidated statements of operations.

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

At September 30, 2012 and December 31, 2011, the Company held reverse repurchase agreements of $153,039 and $129,978, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $161,866 and $137,829, respectively. Substantially all of the collateral for reverse repurchase agreements was re-pledged as collateral for repurchase agreements.

At September 30, 2012 and December 31, 2011, the Company had repurchase agreements of $153,173 and $134,870, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $160,667 and $142,295, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

As of September 30, 2012 and December 31, 2011, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, and Fixed Rate Agency CMOs.

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

During the nine months ended September 30, 2012, the Company had the following equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Star Asia Opportunity II (see note 20). The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in
	Star Asia Manager	Deep Value GP	Deep Value GP II	Star Asia SPV	Star Asia Opportunity	Star Asia Capital Management	Star Asia Opportunity II	Total
Balance at January 1, 2012	$1,046	$21	$33	$466	$4,460	$50	$—	$6,076
Investments / advances	—	—	—	—	—	6	4,700	4,706
Distributions/repayments	(1,300)	—	—	(662)	(4,982)	(517)	—	(7,461)
Earnings / (loss) realized	859	(14)	—	1,000	544	328	(28)	2,689

Balance at September 30, 2012	$605	$7	$33	$804	$22	$(133)	$4,672	$6,010

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	September 30, 2012	December 31, 2011
Total Assets	$299,073	$257,735

Liabilities	$118,959	$68,530
Equity attributable to the investees	179,245	188,170
Non-controlling interest	869	1,035

Liabilities & Equity	$299,073	$257,735

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income / (loss)	$9,313	$12,575	$(419)	$8,805

Net income / (loss) attributable to the investees	$9,201	$12,363	$(253)	$8,850

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

Other assets at September 30, 2012 and December 31, 2011 included:

	September 30, 2012	December 31, 2011
Prepaid expenses	$3,499	$3,819
Security deposits	2,581	2,541
Miscellaneous other assets	440	97
Cost method investment	—	250
Furniture, equipment and leasehold improvements, net	2,462	3,373
Intangible assets	372	538
Equity method affiliates	6,010	6,076

Other assets	$15,364	$16,694

Accounts payable and other liabilities include accounts payable, rent payable, payroll tax liabilities, accrued interest payable, accrued income taxes, guarantee liabilities related to Alesco XIV (see note 17), contingent settlement payable (see note 17), deferred income, and other general accrued expenses.

Accounts payable and other liabilities at September 30, 2012 and December 31, 2011 included:

	September 30, 2012	December 31, 2011
Accounts payable	$842	$1,181
Rent payable	1,021	1,289
Accrued interest payable	540	662
Income and payroll taxes payable	1,554	1,947
Guarantee liability	1,084	1,084
Settlement payable	4,412	—
Deferred income	611	1,761
Other general accrued expenses	1,691	5,643

Accounts payable and other liabilities	$11,755	$13,567

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of September 30, 2012, the Company has drawn this conclusion.

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

As of September 30, 2012, the Company has variable interests in various securitizations but it has determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the nine and three months ended September 30, 2012 and 2011 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2012 and December 31, 2011.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of the two trust VIEs that hold the Company’s junior subordinated notes (see note 12) and the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2012 and December 31, 2011.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	September 30, 2012
	Carrying Amount		Maximum Exposure to loss in non- consolidated VIEs
	Other Receivables	Other Investments, at Fair Value
Managed VIEs	$1,390	$—	$1,390
Third party managed VIEs	18	94	112

Total	$1,408	$94	$1,502

	December 31, 2011
	Carrying Amount		Maximum Exposure to loss in non- consolidated VIEs
	Other Receivables	Other Investments, at Fair Value
Managed VIEs	$1,830	$—	$1,830
Third party managed VIEs	175	88	263

Total	$2,005	$88	$2,093

12. DEBT

The Company had the following debt outstanding as of September 30, 2012 and December 31, 2011, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2012	December 31, 2011	Interest Rate Terms		Weighted Average Interest Rate at 09/30/2012	Weighted Average Maturity
Contingent convertible senior notes:
7.625% contingent convertible senior notes (the “Old Notes”)	$—		$—	$10,303	N/A		N/A	July 2012(1)
10.50% contingent convertible senior notes (the “New Notes”)	8,121		8,058	8,030	10.50%		10.50%	May 2014(2)

	$8,121		8,058	$18,333

Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	$10,081	10,404	4.36%		4.36%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	7,170	6,939	4.51%		4.51%	March 2035

	48,125	(3)	17,251	17,343

Subordinated notes payable	$337		337	1,491	12.00	%(4)	12.00%	June 2013

Total			$25,646	$37,167

(1)	Represents the date the Company redeemed the remaining $100 aggregate principal amount of Old Notes outstanding for cash.

(2)	Represents the weighted average put date maturity. The weighted average contractual maturity for the New Notes is May 2027.

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

(3)	The outstanding par represents the total par amount of the junior subordinated notes held by two separate VIE trusts. The Company does not consolidate these trusts. The Company holds $1,489 par value of these junior subordinated notes, comprised of $870 par value of junior subordinated notes related to Alesco Capital Trust I and $619 par value of junior subordinated notes related to Sunset Financial Statutory Trust I. These notes held by the Company have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.
(4)	Comprised of 9% paid currently and 3% paid in kind.

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

In September 2012, the Company repurchased $1,177 principal amount of subordinated notes payable from an unrelated third party for $1,089 excluding accrued cash interest and paid in kind interest. The Company recognized a gain from repurchase of debt of $83, net of expenses, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations. See note 20.

13. REDEEMABLE NON-CONTROLLING INTEREST (TEMPORARY EQUITY) AND MANDATORILY REDEEMABLE EQUITY INTERESTS

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

In June 2011, the Company reclassified $3,536 from redeemable non-controlling interest to mandatorily redeemable equity interests in its consolidated balance sheets due to a partnership withdrawal from PrinceRidge.

During the nine months ended September 30, 2012, the Company reclassified $6,446 from redeemable non-controlling interest to mandatorily redeemable equity interests in its consolidated balance sheets due to partnership withdrawals from PrinceRidge. In addition, PrinceRidge purchased $6,172 of non-controlling interest for cash during the nine months ended September 30, 2012 from existing partners, including the former Chief Executive Officer of PrinceRidge and member of the Board of Managers of PrinceRidge GP, Michael T. Hutchins, and the former Chairman of the Board of Managers of PrinceRidge GP, John P. Costas, and received $20 in cash related to capital contributions made to PrinceRidge during the nine months ended September 30, 2012.

Per the terms of the governing documents, PrinceRidge may redeem a partner’s equity interests over a period of time of up to 2 to 5 years. The amount actually due to a withdrawing partner will fluctuate over time based on the operating results of PrinceRidge. The carrying value of the liability owed to a withdrawing partner will be recorded at the amount owed as of each balance sheet date. Any increases or decreases in the amount owed will be recorded as interest income or expense and will be included in the non-operating section of the consolidated statement of operations. During the nine months ended September 30, 2012, the Company distributed cash of $790 to the holders of mandatorily redeemable equity interests. As of September 30, 2012 and December 31, 2011, the mandatorily redeemable equity interests totaled $8,368 and $3,149, respectively.

During the fourth quarter of 2012, the Company repurchased certain mandatorily redeemable equity interests of PrinceRidge. See note 22.

14. PERMANENT EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2012 related to the number of shares of unrestricted common stock that the Company had issued as of September 30, 2012:

Common Stock Shares

Balance at December 31, 2011 (1)	10,132,497
Shares issued in connection with the redemption of Operating LLC units	186,339
Vesting of shares	271,342
Shares withheld for employee taxes	(1,780)
Retirement of treasury stock	(50,400)

Balance at September 30, 2012	10,537,998

(1)	Included 50,400 shares of the Company’s common stock held as treasury stock.

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

During the third quarter of 2012, the Company retired 50,400 shares, resulting in an increase of $328 in accumulated deficit, and a decrease of $328 in treasury stock. The shares remain as authorized stock; however, they are now considered unissued. In conjunction with this retirement, IFMI surrendered an equal number of units to the Operating LLC.

Acquisition and Surrender of Additional Units of the Operating LLC, net: Effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) which was approved by IFMI’s Board of Directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of IFMI’s common stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its common stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. During the nine months ended September 30, 2012, the Operating LLC issued to IFMI 494,946 units related to the UIS Agreement.

In January 2012, IFMI received 186,339 vested membership units from certain former owners of JVB in exchange for the Company’s issuance of 186,339 shares of IFMI common stock to the same former owners.

In summary, during the nine months ended September 30, 2012, IFMI received (net of surrenders) 630,885 units of the Operating LLC pursuant to the UIS Agreement, as a result of the vesting and redemption of membership units of the Operating LLC by certain former owners of JVB for IFMI common stock, and as a result of the retirement of common stock. The Company recognized a net increase in additional paid in capital of $804 and a net increase in accumulated other comprehensive loss of $27 with an offsetting decrease in non-controlling interest of $777 in connection with the acquisition and surrender of additional units of the Operating LLC.

The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI:

	September 30, 2012	September 30, 2011
Net income / (loss) attributable to IFMI	$(3,929)	$(7,041)
Transfers (to) from the non-controlling interest:
Increase in IFMI’s paid in capital for the acquisition / (surrender) of additional units of consolidated subsidiary, net	804	91

Changes from net income / (loss) attributable to IFMI and transfers (to) from non-controlling interest	$(3,125)	$(6,950)

15. NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein. As of September 30, 2012, the Company had the following three U.S. broker-dealers: Cohen & Company Securities, LLC (“CCS”), JVB, and the PrinceRidge Group LLC (“TPRG”). In February 2012, PrinceRidge merged its broker-dealer subsidiary, Cohen & Company Capital Markets, LLC (“CCCM”) into TPRG.

As of September 30, 2012, JVB’s adjusted net capital was $9,181, which exceeded the minimum requirements by $9,047. As of September 30, 2012, TPRG had net capital of $13,151, which exceeded the minimum requirements by $12,901.

CCS has conducted no securities-related business activities since May 2011. Subsequent to the final resolution of its outstanding litigation described in Note 17, CCS filed a Form BDW seeking to withdraw all of its registrations with the SEC and each jurisdiction in which it was licensed or registered as a securities broker-dealer as well as its membership in FINRA, the NASDAQ Stock Market and the International Securities Exchange. CCS expects that its withdrawal from all such regulatory authorities will become effective by the end of 2012. As of September 30, 2012, CCS had net capital of ($2,977) which was less than its then minimum requirement of $3,365. The deficiency in its net capital arose because, under the SEC’s net capital rule and the SEC Staff’s interpretations thereof, CCS was required to accrue the entire settlement amount in full on its financial statements, notwithstanding that a portion of the same was guaranteed by IFMI and was to be paid out over time. CCS had notified the SEC and FINRA of this deficiency in conjunction with the filing of its Form BDW. CCS does not expect this deficiency to adversely impact the approval of the withdrawal by the various regulatory authorities having jurisdiction over the firm.

CCFL, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of September 30, 2012, the total minimum required net liquid capital was $1,928, and net liquid capital in EuroDekania Management Limited was $5,795 which exceeded the minimum requirements by $3,867 and was in compliance with the net liquid capital provisions.

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

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income / (loss) attributable to IFMI	$2,008	$(4,045)	$(3,929)	$(7,041)
Add / (deduct): Income / (loss) attributable to the non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	967	(2,305)	(1,916)	(3,900)
Add /(deduct): Adjustment (2)	(5)	247	(93)	440

Net income / (loss) on a fully converted basis	$2,970	$(6,103)	$(5,938)	$(10,501)

Weighted average common shares outstanding—Basic	10,849,220	10,594,916	10,683,076	10,772,106
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,252,002	5,258,176	5,252,002	5,275,096
Restricted shares of IFMI common stock	75,676	—	—	—

Weighted average common shares outstanding—Diluted (3)	16,176,898	15,853,092	15,935,078	16,047,202

Net income / (loss) per common share—Basic	$0.19	$(0.38)	$(0.37)	$(0.65)

Net income / (loss) per common share—Diluted	$0.18	$(0.38)	$(0.37)	$(0.65)

(1)	The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the three and nine months ended September 30, 2012 and 2011) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share when the effect is dilutive using the if-converted method.
(2)	An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.
(3)	Due to the net loss for the nine months ended September 30, 2012, the weighted average shares calculation excluded (i) restricted Operating LLC membership units of 7,752 for the nine months ended September 30, 2012; (ii) restricted shares of IFMI Common Stock of 36,834 for the nine months ended September 30, 2012; and (iii) restricted units of IFMI’s Common Stock of 1,702 for the nine months ended September 30, 2012.

Due to the net loss for the three and nine months ended September 30, 2011, the weighted average shares calculation excluded (i) restricted Operating LLC membership units of 0 and 2,409 for the three and nine months ended September 30, 2011, respectively; and (ii) restricted shares of IFMI Common Stock of 4,075 and 19,375 for the three and nine months ended September 30, 2011, respectively.

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

During the second quarter of 2012, CCS and the Liquidation Trustee reached an agreement in principle to settle both of the above actions calling for CCS to make an initial payment of $3,000 and an additional payment of $2,250 in the future. In connection with the agreement, the Company agreed to guaranty the second payment of $2,250. On September 6, 2012, CCS and the Trustee, among other parties to the cases brought by the Liquidation Trustee as described above, presented a joint motion to the Illinois Court seeking approval of the settlement and entry of an order barring contribution claims against defendants, including CCS. The Illinois Court has not yet entered an order granting that motion. As a result of this agreement, the Company accrued a contingent liability of $4,357 representing the initial payment of $3,000, the discounted present value of the future payment of $1,978, partially offset by additional estimated insurance proceeds receivable of $621. This expense was included in the statement of operations for the nine months ended September 30, 2012 as a component of non-operating income / (expense). The discount of $272 will be amortized as a component of interest expense over the period spanning the date of signing of the agreement through the final payment date.

The Company has been named in litigation commenced in the United States District Court for the Southern District of New York on June 29, 2012, under the caption U.S. Bank National Association v. Institutional Financial Markets, Inc. The plaintiff, U.S. Bank, alleges breach of contract respecting certain fees allegedly owing to U.S. Bank, as Trustee, in connection with the issuance of trust preferred securities, seeking damages and a declaration that the Company must make certain future fee payments. The Company filed a motion to dismiss the complaint in lieu of an answer on October 26, 2012. U.S. Bank has until November 26, 2012, to file its response to the motion. The Company intends to defend the action vigorously.

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

Accumulated Dividends and Dividend Equivalents on Restricted Stock and Restricted Units

From time to time, the Company has granted restricted stock and restricted units which are entitled to receive dividends or dividend equivalents as and when such dividends or dividend equivalents are declared and paid by the Company; provided, however, that the cash dividends or dividend equivalents on such restricted stock or restricted units are held by the Company until the period of forfeiture lapses and forfeited if the underlying restricted shares or restricted units are forfeited. The Company’s potential liability, assuming the restricted stock or restricted units were to vest as of September 30, 2012, is approximately $194.

18. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the nine and three months ended September 30, 2012 and 2011 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

As of and for the nine months ended September 30, 2012	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$51,311	$—	$—	$51,311	$—	$51,311
Asset management	—	18,010	—	18,010	—	18,010
New issue and advisory	4,024	—	—	4,024	(1,000)	3,024
Principal transactions and other income	68	728	(1,278)	(482)	—	(482)

Total revenues	55,403	18,738	(1,278)	72,863	(1,000)	71,863
Total operating expenses	56,793	6,995	592	64,380	8,700	73,080

Operating income / (loss)	(1,390)	11,743	(1,870)	8,483	(9,700)	(1,217)
Income / (loss) from equity method affiliates	—	—	2,689	2,689	—	2,689
Other non operating income / (expense)	(3,974)	—	—	(3,974)	(3,484)	(7,458)

Income / (loss) before income taxes	(5,364)	11,743	819	7,198	(13,184)	(5,986)
Income tax expense / (benefit)	—	—	—	—	108	108

Net income / (loss)	(5,364)	11,743	819	7,198	(13,292)	(6,094)
Less: Net income / (loss) attributable to the non-controlling interest	(249)	—	—	(249)	(1,916)	(2,165)

Net income / (loss) attributable to IFMI	$(5,115)	$11,743	$819	$7,447	$(11,376)	$(3,929)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$658	$10	$—	$668	$355	$1,023

Balance sheet data:
Total assets (2) (3)	$383,283	$6,085	$45,478	$434,846	$12,756	$447,602

Investment in equity method affiliates (included in total assets)	$—	$—	$6,010	$6,010	$—	$6,010

As of and for the nine months ended September 30, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total

Summary statement of operations
Net trading	$57,522	$—	$—	$57,522	$—	$57,522
Asset management	—	16,521	—	16,521	—	16,521
New issue and advisory	1,945	—	—	1,945	—	1,945
Principal transactions and other income	(40)	1,124	(423)	661	—	661

Total revenues	59,427	17,645	(423)	76,649	—	76,649
Total operating expenses	60,894	4,346	396	65,636	25,416	91,052

Operating income / (loss)	(1,467)	13,299	(819)	11,013	(25,416)	(14,403)
Income / (loss) from equity method affiliates	—	4,359	1,009	5,368	—	5,368
Other non operating income / (expense)	320	—	—	320	(4,531)	(4,211)

Income / (loss) before income taxes	(1,147)	17,658	190	16,701	(29,947)	(13,246)
Income tax expense / (benefit)	—	—	—	—	(917)	(917)

Net income / (loss)	(1,147)	17,658	190	16,701	(29,030)	(12,329)
Less: Net income / (loss) attributable to the non-controlling interest	(1,388)	—	—	(1,388)	(3,900)	(5,288)

Net income / (loss) attributable to IFMI	$241	$17,658	$190	$18,089	$(25,130)	$(7,041)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$377	$11	$—	$388	$1,197	$1,585

Balance sheet data:
Total assets (2) (3)	$243,975	$10,238	$50,346	$304,559	$16,481	$321,040

Investment in equity method affiliates (included in total assets)	$—	$—	$5,772	$5,772	$—	$5,772

For the three months ended September 30, 2012	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$13,669	$—	$—	$13,669	$—	$13,669
Asset management	—	8,465	—	8,465	—	8,465
New issue and advisory	2,758	—	—	2,758	(1,000)	1,758
Principal transactions and other income	102	335	3,737	4,174	—	4,174

Total revenues	16,529	8,800	3,737	29,066	(1,000)	28,066
Total operating expenses	19,117	4,153	436	23,706	1,204	24,910

Operating income / (loss)	(2,588)	4,647	3,301	5,360	(2,204)	3,156
Income / (loss) from equity method affiliates	—	—	647	647	—	647
Other non operating income / (expense)	250	—	—	250	(1,035)	(785)

Income / (loss) before income taxes	(2,338)	4,647	3,948	6,257	(3,239)	3,018
Income tax expense / (benefit)	—	—	—	—	54	54

Net income / (loss)	(2,338)	4,647	3,948	6,257	(3,293)	2,964
Less: Net income / (loss) attributable to the non-controlling interest	(11)	—	—	(11)	967	956

Net income / (loss) attributable to IFMI	$(2,327)	$4,647	$3,948	$6,268	$(4,260)	$2,008

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$206	$3	$—	$209	$80	$289

For the three months ended September 30, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total

Summary statement of operations
Net trading	$14,008	$—	$—	$14,008	$—	$14,008
Asset management	—	5,296	—	5,296	—	5,296
New issue and advisory	705	—	—	705	—	705
Principal transactions and other income	(214)	204	879	869	—	869

Total revenues	14,499	5,500	879	20,878	—	20,878
Total operating expenses	22,707	1,029	239	23,975	4,715	28,690

Operating income / (loss)	(8,208)	4,471	640	(3,097)	(4,715)	(7,812)
Income / (loss) from equity method affiliates	—	—	838	838	—	838
Other non operating income / (expense)	307	—	—	307	(1,589)	(1,282)

Income / (loss) before income taxes	(7,901)	4,471	1,478	(1,952)	(6,304)	(8,256)
Income tax expense / (benefit)	—	—	—	—	(571)	(571)

Net income / (loss)	(7,901)	4,471	1,478	(1,952)	(5,733)	(7,685)
Less: Net income / (loss) attributable to the non-controlling interest	(1,335)	—	—	(1,335)	(2,305)	(3,640)

Net income / (loss) attributable to IFMI	$(6,566)	$4,471	$1,478	$(617)	$(3,428)	$(4,045)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$232	$4	$—	$236	$376	$612

(1)	Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses (such as cash compensation and benefits, equity-based compensation expense, professional fees, travel and entertainment, consulting fees, and rent) related to support departments excluding certain departments that directly support the capital markets segment; (2) interest expense on debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in segment reporting to the Chief Operating Decision Maker. During the third quarter of 2012, PrinceRidge (capital markets segment) entered into an intercompany engagement with CCFL (asset management segment). This intercompany transaction was eliminated in the unallocated segment.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of segment assets and such amounts are excluded in segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of September 30, 2012 and 2011 are allocated to the Capital Markets and Asset Management segments as indicated in the table listed below.

As of September 30, 2012:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$7,937	$3,176	$—	$11,113	$—	$11,113
Intangible assets (included in other assets)	$372	$—	$—	$372	$—	$372

As of September 30, 2011:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$8,000	$3,176	$—	$11,176	—	$11,176
Intangible assets (included in other assets)	$538	$—	$—	$538	—	$538

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total Revenues:
United States	$22,750	$19,520	$60,253	$68,766
United Kingdom & Other	5,316	1,358	11,610	7,883

Total	$28,066	$20,878	$71,863	$76,649

Long-lived assets attributable to an individual country, other than the United States, are not material.

19. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $3,655 and $3,942 for the nine months ended September 30, 2012 and 2011, respectively.

The Company paid income taxes of $134 and $56 for the nine months ended September 30, 2012 and 2011, respectively, and received income tax refunds of $0 and $115 for the nine months ended September 30, 2012 and 2011, respectively.

For the nine months ended September 30, 2012, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•

During the nine months ended September 30, 2012, the Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. In an effort to maintain a 1:1 ratio of the Company’s Common Stock to the number of membership units the Company holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to the Company when the Company issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for the Company to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased. In addition, the Company acquired additional units of the Operating LLC from certain former owners of JVB in exchange for the Company’s issuance of 186,339 shares of the Company’s Common Stock to them in January 2012 and surrendered units of the Operating LLC in connection with the retirement of the Company’s Common Stock. The Company recognized a net increase in additional paid-in capital of $804, a net increase of $27 in accumulated other comprehensive loss, and a decrease of $777 in non-controlling interest. See note 14.

•

During the nine months ended September 30, 2012, the Company reclassified $6,446 from redeemable non-controlling interest to mandatorily redeemable equity interests in its consolidated balance sheets due to partnership withdrawals from PrinceRidge.

•	In September 2012, the Company retired 50,400 shares of common stock it held in treasury. The Company recognized an increase of $328 in accumulated deficit and a decrease of $328 in treasury stock.

For the nine months ended September 30, 2011, the Company had the following significant non-cash transactions which are not reflected on the statement of cash flows:

•

During the nine months ended September 30, 2011, the Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. In addition, the Company acquired additional units of the Operating LLC in connection with the JVB acquisition and surrendered units of the Operating LLC in connection with the retirement of the Company’s common stock. The Company recognized a net increase in additional paid-in capital of $91, a net increase of $7 in accumulated other comprehensive loss, and a decrease of $84 in non-controlling interest.

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

20. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine and three months ended September 30, 2012 and 2011. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

B. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because TBBK’s Chairman is the Company Chairman and Chief Executive Officer.

TBBK maintained deposits for the Company in the amount of $47 and $91 as of September 30, 2012 and December 31, 2011, respectively.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to a third party. In either of the cases listed above, the Company includes the trading revenue earned (i.e. the gain or loss realized, or commission earned) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

C. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of September 30, 2012 and December 31, 2011, the Company directly owned approximately 28% of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate, and because the Chairman and Chief Executive Officer of the Company is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

2. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. As of September 30, 2012 and December 31, 2011, the Company directly owned approximately 10% of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the Chairman and Chief Executive Officer of the Company is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of the gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

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

4. Prior to June 23, 2011 the Company owned approximately 3% of MFCA’s outstanding shares. On June 23, 2011, MFCA became a wholly owned subsidiary of Tiptree. As part of that transaction, the Company exchanged its 1,000,200 shares of MFCA for 111,133 shares of Tiptree. As of September 30, 2012 and December 31, 2011, the Company owned approximately 1% of Tiptree. Prior to MFCA’s merger with Tiptree, MFCA had been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would have been treated as an equity method affiliate of the Company; (ii) the Chairman and Chief Executive Officer of the Company was the former Chairman of MFCA’s board and served as a member of the board until June 22, 2011; and (iii) the former President of the Company served as Vice Chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. The Company had a management contract with MFCA. The Company had an investment in MFCA and had a shared services arrangement with MFCA. Dividends received on that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Payments received under the shared services arrangement are disclosed as part of shared services (paid) / received in the tables at the end of this section. In June 2011, MFCA was merged into Tiptree. No employees of the Company serve on the board of Tiptree and Tiptree is not an equity method investee of the Company. Therefore, Tiptree is not a related party.

5. Cohen Financial Group, Inc. (“CFG”) had been identified as a related party because it was a member of the Company prior to the Merger. CFG filed a Certificate of Dissolution with the Secretary of State of the State of Delaware on December 16, 2009, and was liquidated in May 2012. From time to time, the Company had advanced CFG funds for normal operating purposes; these amounts were treated as due from related party in the consolidated balance sheets.

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

8. Star Asia SPV is a Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 31% of Star Asia SPV’s outstanding shares as of September 30, 2012 and December 31, 2011. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

9. Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of September 30, 2012 and December 31, 2011. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund (see below). The Company did not elect the fair value option for its investment in Duart Capital. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

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

11. Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Japan. As of September 30, 2012 and December 31, 2011, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Opportunity as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

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

13. Star Asia Opportunity II is a Delaware limited liability company formed in August 2012 to partially finance the acquisition of a real estate property in Japan. As of September 30, 2012, the Company directly owned 20% of Star Asia Opportunity II’s outstanding equity interests. Star Asia Opportunity II has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Opportunity II as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the nine and three months ended September 30, 2012 and 2011, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Nine months ended September 30, 2012

(Dollars in Thousands)

			Principal transactions and other income		Income / (loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)
CBF	$64	$—	$—	$—	$—	$—
TBBK	—	76	—	—	—	—
Star Asia	—	—	—	(3,433)	—	—
Star Asia Manager	—	—	—	—	859	—
Star Asia SPV	—	—	—	—	1,000	—
Star Asia Opportunity	—	—	—	—	544	—
Star Asia Opportunity II	—	—	—	—	(28)	—
Star Asia Capital Management	—	—	—	—	328	—
EuroDekania	139	—	569	1	—	—
Deep Value	—	—	—	—	(14)	—

Total	$203	$76	$569	$(3,432)	$2,689	$—

RELATED PARTY TRANSACTIONS

Three months ended September 30, 2012

(Dollars in Thousands)

			Principal transactions and other income		Income / (loss) from equity method affiliates	Shared
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)		Services (Paid) / Received
TBBK	$—	$5	$—	$—	$—	$—
Star Asia	—	—	—	1,626	—	—
Star Asia Manager	—	—	—	—	279	—
Star Asia SPV	—	—	—	—	276	—
Star Asia Opportunity	—	—	—	—	(75)	—
Star Asia Opportunity II	—	—	—	—	(28)	—
Star Asia Capital Management	—	—	—	—	198	—
EuroDekania	—	—	386	268	—	—
Deep Value	—	—	—	—	(3)	—

Total	$—	$5	$386	$1,894	$647	$—

RELATED PARTY TRANSACTIONS

Nine months ended September 30, 2011

(Dollars in Thousands)

			Principal transactions and other income		Income / (loss) from equity method affiliates	Shared
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)		Services (Paid) / Received
CBF	$207	$—	$—	$—	$—	$—
TBBK	—	562	—	—	—	—
Star Asia	—	—	38	429	—	—
Star Asia Manager	—	—	—	—	1,337	—
Star Asia SPV	—	—	—	—	385	—
Star Asia Opportunity	—	—	—	—	26	—
Star Asia Capital Management	—	—	—	—	11	—
EuroDekania	500	(101)	201	1,208	—	—
MFCA	—	—	32	71	—	9
Deep Value	452	—	—	(9)	4,369	—
Duart Fund	—	—	—	(456)	—	—
Duart Capital	—	—	—	—	(760)	—

Total	$1,159	$461	$271	$1,243	$5,368	$9

RELATED PARTY TRANSACTIONS

Three months ended September 30, 2011

(Dollars in Thousands)

			Principal transactions and other income		Income / (loss) from equity method affiliates	Shared Services (Paid) / Received
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)
CBF	$69	$—	$—	$—	$—	$—
TBBK	—	247	—	—	—	—
Star Asia	—	—	38	2,443	—	—
Star Asia Manager	—	—	—	—	826	—
Star Asia SPV	—	—	—	—	72	—
Star Asia Opportunity	—	—	—	—	26	—
Star Asia Capital Management	—	—	—	—	11	—
EuroDekania	167	—	201	(411)	—	—
Deep Value	—	—	—	—	(3)	—
Duart Capital	—	—	—	—	(94)	—

Total	$236	$247	$239	$2,032	$838	$—

The following related party transactions are non-routine and are not included in the tables above.

D. Resource Securities, Inc. (formerly known as Chadwick Securities, Inc.), a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”)

REXI is a publicly traded specialized asset management company in the commercial finance, real estate and financial fund management sectors. It has been identified as a related party because (i) the Chairman of the board of REXI is the father of the Company’s Chairman and Chief Executive Officer; and (ii) the Chief Executive Officer of REXI is the brother of the Company’s Chairman and Chief Executive Officer. In September 2012, the Company paid a fee of $6 to Resource Securities, Inc. for its services as the introducing agent for a transaction in which the Company bought back $1,177 principal amount of subordinated notes payable from an unrelated third party. The $6 fee was treated as a reduction to the gain recognized on the repurchase of debt, which was included as a component of non-operating income / (expense) in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012. See note 12.

E. Directors and Employees

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

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	September 30, 2012	December 31, 2011
Deep Value GP	$75	$29
Deep Value GP II	76	61
Star Asia Manager	81	50
Cohen Brothers Financial, LLC	88	306
Employees and other	392	233

Total Due from Related Parties	$712	$679

22. SUBSEQUENT EVENTS

Repurchase of Mandatorily Redeemable Equity Interests

On October 5, 2012 (the “Effective Date”), PrinceRidge and the Company entered into a Separation, Release and Repurchase Agreement (collectively, the “Separation Agreements”) with each of Ahmed Alali (“Alali”), Ronald J. Garner (“Garner”) and Matthew G. Johnson (“Johnson” and, together with Alali and Garner, the “Separated Employees”).

Under the Separation Agreements, each of the Separated Employees resigned from all positions and offices held with PrinceRidge and its affiliates, including, with respect to Alali and Johnson, as members of the Board of Managers of PrinceRidge GP. In addition, each of the Separated Employees, on one hand, and PrinceRidge, IFMI and the Company, on the other hand, entered into a mutual release of claims.

Under the Separation Agreements, PrinceRidge agreed on the Effective Date to accelerate its obligation to repurchase all of the mandatorily redeemable equity interests from the Separated Employees. In connection with the repurchase of the mandatorily redeemable equity interests, PrinceRidge paid the Separated Employees, in the aggregate, approximately $2.6 million in cash on the Effective Date, and PrinceRidge issued to the Separated Employees promissory notes (collectively, the “Notes”) in the initial aggregate principal amount of approximately $4.8 million. The aggregate consideration received by the Separated Employees represented a discount of approximately 6% from the aggregate value of the Separated Employees’ capital accounts in PrinceRidge as of September 30, 2012.

The terms and conditions of each of the Notes are substantially the same. Under each of the Notes, interest accrues on the unpaid balance of the principal amount at a rate of five percent (5%) per annum (“Interest”) from the Effective Date until the aggregate principal amount is paid in full. Each of the Notes matures on December 21, 2012 and there is no penalty for pre-paying the Notes. Payment of the principal amount under each of the Notes will be accelerated upon the occurrence of certain standard events of default and if the aggregate book value of the equity interests of PrinceRidge held by the Operating LLC is less than $30 million.

Following the repurchase of the Separated Employees’ outstanding equity interests in PrinceRidge, the Operating LLC owned 98% of PrinceRidge.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including fair value of financial instruments. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

•

Capital Markets: Our Capital Markets business segment consists of credit-related fixed income sales, trading and financing, as well as new issue placements in corporate and securitized products and advisory services revenue. Our fixed income sales and trading group provides trade execution to corporate and institutional investors. We specialize in the following products: corporate bonds and loans, ABS, MBS, CLOs, CBOs, CDOs, CMBS, RMBS, TBA contracts, SBA loans, municipal bonds, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for cash equity and derivative products. We carry out our capital market activities primarily through our subsidiaries: JVB, PrinceRidge, and CCFL.

•

Asset Management: We manage assets within managed accounts, permanent capital vehicles, and CDOs (collectively, “investment vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization which means that the lenders are actually investing in notes backed by the assets. The lenders have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee based asset management operations which include on-going base and incentive management fees. As of September 30, 2012, we had approximately $6.3 billion in AUM of which 97%, or $6.0 billion, was in CDOs.

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

The markets remain uneven and vulnerable to changes in investor sentiment. We believe the general business environment will continue to be challenging for the remainder of 2012.

A portion of our revenues is generated from net trading activity. We engage in proprietary trading for our own account, provide securities financing for our customers, and execute “riskless” trades with a customer order in hand resulting in limited market risk to us. The inventory of securities held for our own account, as well as held to facilitate customer trades, and our market making activities are sensitive to market movements.

A portion of our revenues is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the investment vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or to maintain existing management fees. Ninety-seven percent of our existing AUM are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of September 30, 2012, we had $39,472 of other investments, at fair value representing our principal investment portfolio. Of this amount, $39,051, or 99%, is comprised of investments in three separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, and Tiptree. Furthermore, the investment in Star Asia is our largest single principal investment and, as of September 30, 2012, had a fair value of $33,925, representing 86% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, other commercial real estate fixed income investments, and in real property located in Japan. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general. Our investment in Star Asia and our principal investing revenue was impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011. See “Revenues - Principal Transactions and Other Income” below.

Margin Pressures in Corporate Bond Brokerage Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy and financial market activity. Overall market conditions are a product of many factors, beyond our control and can be unpredictable. These factors may affect the financial decisions made by investors, including the level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors including, the volatility of the equity and fixed income markets, the level and shape of the various yield curves, and the volume and value of trading in securities.

Since 2010, both margins and volumes in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and general market activity has declined. Further, we continue to expect that competition will increase over time, resulting in continued margin pressure.

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) building our European capital markets business; (iii) acquiring new product lines, including through the acquisitions of JVB and PrinceRidge in 2011; and (iv) monitoring our fixed costs. During the third quarter of 2011, the Company implemented significant cost savings initiatives. These initiatives included the elimination of duplicative costs that arose with the PrinceRidge transaction as well as net reductions in overall costs to address adverse market conditions. The initiatives included: termination of staff, reductions in compensation and benefits of remaining staff, the sublease and termination of duplicative leases, termination of or reduction in pricing of subscriptions, and other measures. More recently we have undertaken additional cost-cutting initiatives by merging support functionality among and across many of our subsidiaries and business lines. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Recent Events

Repurchase of Mandatorily Redeemable Equity Interests

On October 5, 2012, PrinceRidge and the Company entered into a Separation, Release and Repurchase Agreement (collectively, the “Separation Agreements”) with each of Ahmed Alali (“Alali”), Ronald J. Garner (“Garner”), and Matthew G. Johnson (“Johnson” and, together with Alali and Garner, the “Separated Employees”).

Under the Separation Agreements, each of the Separated Employees resigned from all positions and offices held with PrinceRidge and its affiliates, including, with respect to Alali and Johnson, as members of the Board of Managers of PrinceRidge GP. In addition, each of the Separated Employees, on one hand, and PrinceRidge, the Operating LLC and the Company, on the other hand, entered into a mutual release of claims.

See note 22 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Departure of Certain Officers of PrinceRidge

On July 19, 2012, PrinceRidge and the Company entered into a Separation, Release and Repurchase Agreement with each of Michael T. Hutchins, the former CEO of PrinceRidge and member of the Board of Managers of PrinceRidge GP, and John P. Costas, the former Chairman of the Board of Managers of PrinceRidge GP, whereby (i) PrinceRidge repurchased all of the equity and profit units in PrinceRidge held by Messrs. Hutchins and Costas; (ii) Messrs. Hutchins and Costas resigned as employees of PrinceRidge and as members of the Board of Managers of PrinceRidge GP; (iii) Messrs. Hutchins and Costas agreed to forfeit all of their unvested equity awards both from PrinceRidge and IFMI; and (iv) Messrs. Hutchins and Costas withdrew as members of PrinceRidge GP and as partners of PrinceRidge Holdings. Daniel G. Cohen, the Company’s Chairman and CEO, was subsequent appointed as Chairman of the Board of Managers of PrinceRidge GP and CEO of PrinceRidge by the Board of Managers of PrinceRidge GP.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2012 and 2011.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30,		Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Revenues
Net trading	$51,311	$57,522	$(6,211)	(11)%
Asset management	18,010	16,521	1,489	9%
New issue and advisory	3,024	1,945	1,079	55%
Principal transactions and other income	(482)	661	(1,143)	(173)%

Total revenues	71,863	76,649	(4,786)	(6)%

Operating expenses
Compensation and benefits	49,811	62,820	13,009	21%
Business development, occupancy, equipment	3,970	5,216	1,246	24%
Subscriptions, clearing, and execution	8,574	9,042	468	5%
Professional fees and other operating	9,702	12,389	2,687	22%
Depreciation and amortization	1,023	1,585	562	35%

Total operating expenses	73,080	91,052	17,972	20%

Operating income / (loss)	(1,217)	(14,403)	13,186	92%

Non operating income / (expense)
Interest expense, net	(3,187)	(4,211)	1,024	24%
Other	(4,357)	—	(4,357)	NM
Gain on repurchase of debt	86	—	86	NM
Income / (loss) from equity method affiliates	2,689	5,368	(2,679)	(50)%

Income / (loss) before income tax expense / (benefit)	(5,986)	(13,246)	7,260	55%
Income tax expense / (benefit)	108	(917)	(1,025)	(112)%

Net income / (loss)	(6,094)	(12,329)	6,235	51%
Less: Net income / (loss) attributable to the non-controlling interest	(2,165)	(5,288)	(3,123)	(59)%

Net income / (loss) attributable to IFMI	$(3,929)	$(7,041)	$3,112	44%

NM = Not Meaningful

Revenues

Revenues decreased by $4,786, or 6%, to $71,863 for the nine months ended September 30, 2012 from $76,649 for the nine months ended September 30, 2011. As discussed in more detail below, the change was comprised of decreases of $6,211 in net trading and $1,143 in principal transactions and other income, partially offset by an increase of $1,079 in new issue and advisory revenue and $1,489 in asset management revenue.

Net Trading

Net trading revenue decreased by $6,211, or 11%, to $51,311 for the nine months ended September 30, 2012 from $57,522 for the nine months ended September 30, 2011.

The following table provides detail on net trading revenue by operation. JVB was acquired effective January 1, 2011 and PrinceRidge was acquired on May 31, 2011. The PrinceRidge and other capital markets line below includes the operations of PrinceRidge since its acquisition on May 31, 2011, as well as the results from the Company’s other capital markets professionals not included in the JVB or CCFL lines below for 2011. In conjunction with the acquisition of PrinceRidge, we contributed substantially all of our capital markets professionals (with the exception of those within JVB and CCFL) to PrinceRidge. Therefore, the revenues earned from PrinceRidge during the period we owned them include the revenues earned by the capital markets professionals contributed.

	September 30, 2012	September 30, 2011	Change
JVB	$17,901	$14,115	$3,786
PrinceRidge and other capital markets	28,472	38,432	(9,960)
CCFL	4,938	4,975	(37)

Total	$51,311	$57,522	$(6,211)

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the nine months ended September 30, 2012, may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 5 and 6 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Assets Under Management

Our assets under management, or AUM, equals the sum of: (1) the gross assets included in CDOs that we have sponsored and manage; plus (2) the NAV of the permanent capital vehicles and investment funds we manage; plus (3) the NAV of other accounts we manage.

Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of September 30,		As of December 31,
	2012	2011	2011	2010
Company sponsored CDOs	$6,042,098	$8,283,280	$7,859,755	$9,730,374
Permanent capital vehicles	173,938	167,982	169,237	171,028
Investment funds	—	—	—	129,027
Managed accounts (1)	44,869	33,872	33,644	288,608

Assets under management (2)	$6,260,905	$8,485,134	$8,062,636	$10,319,037

Average assets under management—company sponsored CDOs	$6,730,427	$9,084,175	$8,835,773	$12,199,716

(1)	Represents client funds managed pursuant to separate account arrangements. Subsequent to March 28, 2011, certain separate account arrangements were excluded due to the sale of those management contracts to a new entity owned by two former Company employees, known as Strategos Capital Management, LLC.
(2)	AUM for company sponsored CDOs, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the end of the period indicated.

Asset management fees increased by $1,489, or 9%, to $18,010 for the nine months ended September 30, 2012 from $16,521 for the nine months ended September 30, 2011, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	September 30, 2012	September 30, 2011	Change
CDOs and related service agreements	$17,136	$14,379	$2,757
Investment funds	—	452	(452)
Other	874	1,690	(816)

Total	$18,010	$16,521	$1,489

CDOs

Asset management revenue from company-sponsored CDOs increased by $2,757 to $17,136 for the nine months ended September 30, 2012 from $14,379 for the nine months ended September 30, 2011. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	September 30, 2012	September 30, 2011	Change
TruPS and insurance company debt—U.S.	$8,632	$8,946	$(314)
High grade and mezzanine ABS	1,230	1,745	(515)
TruPS and insurance company debt—Europe	5,857	2,375	3,482
Broadly syndicated loans—Europe	1,417	1,313	104

Total	$17,136	$14,379	$2,757

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

During the nine months ended September 30, 2012 and 2011, we recognized $4,885 and $5,054, respectively, in revenue for the Alesco X through XVII securitizations, which is included in the TruPS and insurance company debt - U.S. in the table above. Of these amounts, $510 and $405 represent incentive payments received from the third party under the Master Transaction Agreement during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we have the potential to earn additional incentive payments (through February of 2017) if certain performance hurdles are met. Not including any potential incentive fees, we expect to recognize an additional $2,431 in revenue in the remainder of 2012 and over the remaining term of the Services Agreement (ending February 2013). Of that $2,431 in revenue, $1,891 is from payments under the Services Agreement and $539 represents amortization of the initial payment of $4,664 received up front. Beginning March 2013, with the exception of potential incentive payments, the Company will stop recognizing revenue from the Alesco X through XVII securitizations.

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

Asset management fees for TruPS and insurance company debt of European companies increased due to the receipt of a final CDO asset management fee for one of our European deals during the third quarter of 2012. This fee was earned in connection with the agreed upon resignation of CCFL as asset manager of such deal and CCFL agreeing to forego certain collateral manager rights, which were unique to this CDO, related to the auction provisions in such deal . This fee was approved by the relevant security holders of the CDO. This one-time final asset management fee more than offset declines in the underlying collateral balances as a result of lower foreign exchange rates, as well as the occurrence of prepayments and defaults. The total revenue recorded during the nine months ended September 30, 2012 related to this one European CDO, including the final CDO asset management fee, was $3,906. No asset management revenue will be earned on this CDO going forward as a result of the resignation.

Asset management fees for broadly syndicated loans of Europe represent revenue from a single CLO. Prior to August 2012, we served only as the junior manager of this CLO and we shared the management fees evenly with the lead manager. In August, we became lead manager (and remained as junior manager). Subsequent to becoming the lead manager, we earn all of the management fees related to this CLO. For the nine months ended September 30, 2012, $140 represented fees earned as lead manager. The remaining amount represented fees earned as junior manager.

Investment Funds and Other

Our asset management revenue from investment funds was comprised of fees from the management of Deep Value prior to 2012.

	September 30, 2012	September 30, 2011	Change
Deep Value	$—	$452	$(452)
Separate accounts and other	874	1,690	(816)

Total	$874	$2,142	$(1,268)

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

The net decrease of $816 from separate accounts and other was primarily comprised of (a) a decrease of $335 relating to certain managed accounts sold to the Buyer in 2011 as part of the transaction described above and (b) a decrease in fees earned primarily from other accounts of $481.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,079, or 55%, to $3,024 for the nine months ended September 30, 2012, as compared to $1,945 for the same period in 2011.

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Even if the number of engagements stays consistent, the average revenue per engagement can fluctuate considerably because of the small number of engagements. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.

Principal Transactions and Other Income

Principal transactions and other income decreased by $1,143 to a loss of $482 for the nine months ended September 30, 2012, as compared to income of $661 for the nine months ended September 30, 2011.

Principal Transactions & Other Income

(dollars in thousands)

	September 30, 2012	September 30, 2011	Change
Change in fair value of other investments, at fair value	$(3,525)	$(339)	$(3,186)
Gain on sale of cost method investment	1,687	—	1,687
Foreign currency	(74)	(319)	245
Dividend, interest, and other income	1,430	1,319	111

Total	$(482)	$661	$(1,143)

Change in fair value of other investments, at fair value

The decrease in the change in fair value of other investments of $3,186 is comprised of the following:

	September 30, 2012	September 30, 2011	Change
EuroDekania	$1	$1,208	$(1,207)
Star Asia	(3,433)	429	(3,862)
Yen Hedge	(323)	(1,492)	1,169
Tiptree (MFCA prior to June 23, 2011)	222	28	194
Deep Value	—	(9)	9
Duart Fund	—	(456)	456
Other	8	(47)	55

Total	$(3,525)	$(339)	$(3,186)

For the nine months ended September 30, 2012, the change in the value of our investment in EuroDekania was entirely comprised of the change in the underlying NAV of EuroDekania. During the second quarter of 2011, we acquired 353,244 additional shares of EuroDekania at an amount less than its underlying NAV. Accordingly, this investment resulted in a gain. Of the total gain recorded for the nine months ended September 30, 2011, $365 represented unrealized gains recognized on the newly purchased shares and $843 represented the change in the underlying NAV of EuroDekania.

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

	September 30, 2012	September 30, 2011	Change
Purchase or receipt of shares for below NAV	$—	$1,020	$(1,020)
Foreign exchange	(235)	3,970	(4,205)
Earthquake, tsunami, nuclear disaster	—	(4,770)	4,770
Underlying investment values, net	(3,198)	209	(3,407)

Total	$(3,433)	$429	$(3,862)

Purchase or receipt of shares for below NAV: During the nine months ended September 30, 2012, we did not purchase any shares of Star Asia. During the nine months ended September 30, 2011, we purchased 151,074 shares directly from unrelated third parties for $226. All of these purchases were made at amounts below Star Asia’s NAV.

Foreign exchange: These amounts represent the impact to fair value of our investment in Star Asia from currency fluctuations. This is because Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. Accordingly, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar. We may seek to minimize this risk by entering into a Yen hedge. However, our hedging activities could negatively impact our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Yen hedge, especially considering our overall corporate liquidity position. During the nine months ended September 30, 2012 and 2011, we hedged a portion of our investment in Star Asia and recorded the gains or losses as a component of principal transactions. We may or may not enter into hedges in the future based on our corporate liquidity. Any un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations. There was no Yen hedge put in place during the first quarter of 2012. During that period, Star Asia experienced negative mark-to-market loss due to exchange rate movement. During the period the hedge was in place, Star Asia experienced gains due to exchange rate movement (but less than the losses during the first quarter). Accordingly, for the nine month period, we experienced both a loss on the hedge and a mark-to-market loss on our investment in Star Asia due to exchange rate movements.

As of September 30, 2012, our long exposure to Japanese Yen through our investment in Star Asia was 3.8 billion Yen (representing the total net Yen based assets of Star Asia multiplied by our ownership percentage of 27%). Our hedge was 1.0 billion Yen resulting in net long exposure of 2.8 billion Yen. The spot rate of the U.S. Dollar to Japanese Yen was 77.96 as of September 30, 2012, which means the un-hedged portion of Star Asia was $35.3 million. As of September 30, 2011, our long exposure to Japanese Yen was 4.3 billion Yen. Our hedge was 2.4 billion Yen resulting in net long exposure of 1.9 billion Yen. The spot rate of U.S. Dollar to Japanese Yen was 76.86 as of September 30, 2011, which means our un-hedged portion of Star Asia was $25.3 million.

As of September 30, 2012, we had 80 outstanding foreign currency forward contracts with a notional amount of 12,500 Japanese Yen per contract. An unrealized loss of $42 was included in other investments, at fair value, in our consolidated balance sheets.

Earthquake, tsunami, nuclear disaster: During the nine months ended September 30, 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011.

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

The change in other investments of $55 was comprised of (i) an overall net increase of $63 to changes in fair value in certain warrants and options the Company held as of September 30, 2012 and December 31, 2011; (ii) a net increase of $24 to changes in fair value in other investments; partially offset by (iii) $32 related to certain investments in securitizations that were sold for a gain during the first quarter of 2011.

Gain on sale of cost method investment

During the three months ended September 30, 2012, we recognized a gain of $1,687 related to the sale of an equity interest in a private company, which we were accounting for under the cost method.

Foreign currency

We earn certain revenues in Euros and U.K. Pounds Sterling, however, our functional currency is the U.S. Dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling, and U.S. Dollars in the related periods. We have not hedged our foreign currency exposure related to management fees paid in Euros or U.K. Pounds Sterling to date.

Dividends, interest, and other

The change in dividend, interest and other income of $111 primarily related to a decrease in other income of (i) $479 of revenue share from our revenue share arrangement related to NPPF 1; partially offset by an increase of (ii) $126 from our revenue share arrangement related to the Buyer which was not in place until March 29, 2011; an increase in (iii) the amount of $325 in dividends and interest income received on our investments in other investments, at fair value, and an increase in (iv) the amount of $139 in miscellaneous income.

Operating Expenses

Operating expenses decreased by $17,972, or 20%, to $73,080 for the nine months ended September 30, 2012 from $91,052 for the nine months ended September 30, 2011. The change was due to decreases of $13,009 in compensation and benefits; $2,687 in professional fees and other operating expenses; $1,246 in business development, occupancy, equipment; $468 in subscriptions, clearing and execution; and $562 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $13,009, or 21%, to $49,811 for the nine months ended September 30, 2012 from $62,820 for the nine months ended September 30, 2011.

COMPENSATION AND BENEFITS

(dollars in thousands)

	September 30, 2012	September 30, 2011	Change
Cash compensation and benefits	$47,273	$52,851	$(5,578)
Compensation charge for payment to the former CEO of capital markets segment	—	3,000	(3,000)
Compensation charge for payments to the former CEO and board member of PrinceRidge and the former Chairman of the board of PrinceRidge	2,104	—	2,104
Equity-based compensation	434	6,969	(6,535)

Total	$49,811	$62,820	$(13,009)

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

On July 19, 2012, PrinceRidge and the Company entered into a Separation, Release and Repurchase Agreement with each of Michael T. Hutchins, the former CEO of PrinceRidge and member of the Board of Managers of PrinceRidge GP, and John P. Costas, the former Chairman of the Board of Managers of PrinceRidge GP, whereby (i) PrinceRidge repurchased all of the equity and profit units in PrinceRidge held by Messrs. Hutchins and Costas; (ii) Messrs. Hutchins and Costas resigned as employees of PrinceRidge and as members of the Board of Managers of PrinceRidge GP; (iii) Messrs. Hutchins and Costas agreed to forfeit all of their unvested equity awards both from PrinceRidge and IFMI; and (iv) Messrs. Hutchins and Costas withdrew as members of PrinceRidge GP and as partners of PrinceRidge Holdings. Daniel G. Cohen, the Company’s Chairman and CEO, was subsequent appointed as Chairman of the Board of Managers of PrinceRidge GP and CEO of PrinceRidge by the Board of Managers of PrinceRidge GP. PrinceRidge repurchased Mr. Costas’ and Mr. Hutchins’ equity and profit units for $8,234. PrinceRidge recorded compensation expense of $2,104 and a reduction of temporary equity of $6,130 related to the repurchase of these units. This payment is separately broken out separately in the table above.

In the second quarter of 2011, we incurred an expense of $3,000 for cash compensation owed to the former CEO of our capital markets segment, Mr. Christopher Ricciardi, as a result of an amendment of his employment agreement. These payments are separately broken out in the table above.

Our total headcount decreased from 240 at September 30, 2011 to 204 at September 30, 2012.

Compensation and benefits includes equity-based compensation, which decreased by $6,535 to $434 for the nine months ended September 30, 2012 from $6,969 for the nine months ended September 30, 2011. The decrease was comprised of (i) $2,839 which primarily represented IFMI stock awards granted to IFMI employees that were subsequently forfeited primarily as a result of employees leaving the Company in 2012; (ii) $775 related to PrinceRidge membership unit grants and $1,091 related to IFMI stock grants that were subsequently forfeited primarily as a result of Mr. Hutchins and Mr. Costas leaving the Company in 2012; (iii) $30 related to IFMI stock grants to employees of JVB which were subsequently forfeited primarily as a result of employees leaving the Company in 2012; and (iv) the fact that the 2011 period included $1,800 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our former president, Mr. Christopher Ricciardi, which was fully expensed during the first half of 2011 as a result of his amended employment agreement.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $1,246, or 24%, to $3,970 for the nine months ended September 30, 2012 from $5,216 for the nine months ended September 30, 2011. The decrease was primarily due to decreases in business development expenses, such as promotion, advertising, travel and entertainment of $397; in rent expense of $675; and in other expenses associated with occupancy and equipment of $174. Included in the rent expense for the nine months ended September 30, 2011 was $459 of costs incurred by us for the termination or subletting of office leases during the third quarter of 2011 as part of our cost savings measure following the acquisition of PrinceRidge. The decreases for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, are primarily due to our cost saving measures instituted following the acquisition of PrinceRidge in May 2011.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution decreased by $468, or 5%, to $8,574 for the nine months ended September 30, 2012 from $9,042 for the nine months ended September 30, 2011. The decrease included a decrease of $224 in subscriptions primarily due to a reduction in total subscriptions as a result of a reduction in headcount as well as cost savings measures implemented. The decrease in clearing and execution costs of $244 is primarily attributable to decreased clearing costs primarily in JVB and CCFL.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $2,687, or 22%, to $9,702 for the nine months ended September 30, 2012 from $12,389 for the nine months ended September 30, 2011. The decrease included a decrease in legal and professional fees of $2,465 and an overall net decrease of $222 in other costs.

Depreciation and Amortization

Depreciation and amortization decreased by $562, or 35%, to $1,023 for the nine months ended September 30, 2012 from $1,585 for the nine months ended September 30, 2011. The entire decline was due to a decrease in depreciation expense related to certain property and equipment that was fully depreciated prior to January 1, 2012.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $1,024, or 24%, to $3,187 for the nine months ended September 30, 2012 from $4,211 for the nine months ended September 30, 2011. This decrease of $1,024 was comprised of (a) a decrease of $371 of interest incurred on our bank debt which we paid off and terminated during the fourth quarter of 2011; (b) a decrease of $440 of interest incurred on the convertible senior notes (comprised of our Old Notes and our New Notes) due to repurchases of Old Notes in November 2011, and March 2012, and redemptions of Old Notes in May 2012 and July 2012; (c) a decrease of $148 of interest incurred on the junior subordinated notes, a portion of which have a variable rate of interest; (d) a decrease of $3 of interest incurred on subordinated notes payable; (e) an increase of $117 of interest income related to the reduction of the amount owed to withdrawing partners of PrinceRidge which is recorded as interest income; and (f) an increase of $55 related to the amortization of discount attributable to the contingent settlement payable. See notes 13 and 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Gain on Repurchase of Debt

In March 2012, we repurchased $150 aggregate principal amount of Old Notes from an unrelated third party for $151, including accrued interest of $4. The notes had a carrying value of $150 resulting in a gain from repurchase of debt of $3, which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations.

In September 2012, the Company repurchased $1,177 principal amount of subordinated notes payable from an unrelated third party for $1,139, including accrued cash interest and paid in kind interest of $50. The Company recognized a gain from repurchase of debt of $83, net of expenses, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations. See note 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

We did not repurchase any debt in the nine-month period ended September 30, 2011.

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

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $2,679 to $2,689 for the nine months ended September 30, 2012 from $5,368 for the nine months ended September 30, 2011. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of September 30, 2011, we had seven equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Duart Capital. As of September 30, 2012, we had seven equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Star Asia Opportunity II. See notes 9 and 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

Income Tax Expense / (Benefit)

The income tax benefit decreased by $1,025 to income tax expense of $108 for the nine months ended September 30, 2012 from an income tax benefit of $917 for the nine months ended September 30, 2011.

As of September 30, 2012, we had substantial net operating loss and net capital loss carry-forwards in the U.S., in the states where we have done business, and in the U.K. As a result, the tax expense realized by us during the nine months ended September 30, 2012 was primarily the result of French income tax incurred in our French subsidiary.

The tax benefit realized by us during the nine months ended September 30, 2011, was the result of the book loss during the nine months ended September 30, 2011. We had recorded a tax benefit for the nine months ended September 30, 2011, for the U.S. federal and state net operating losses to the extent that the deferred tax liabilities were scheduled to reverse during the carry-forward periods available for U.S. federal and various U.S. state jurisdictions. Accordingly, we booked a tax benefit representing the increase in the deferred tax asset for net operating losses incurred during 2011 (net of related valuation allowance). See note 23 to the December 31, 2011 consolidated financial statements of the Company’s Annual Report on Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the nine months ended September 30, 2012 and 2011 includes the 32.6% non-controlling interest and 33.7% non-controlling interest, respectively, related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also includes the redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the nine months ended September 30, 2012 and 2011. PrinceRidge was acquired by us effective May 31, 2011. On October 5, 2012, PrinceRidge entered into the Separation Agreements to repurchase the Separated Employees’ outstanding equity interests in PrinceRidge. See note 22 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. Following the repurchase of the Separated Employees’ outstanding equity interests in PrinceRidge, the Operating LLC owned 98% of PrinceRidge.

Summary calculation of non-controlling interest - Nine Months Ended September 30, 2012

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(3,520)	$(2,466)	$(5,986)	$—	$(5,986)
Income tax expense	—	—	108	—	108

Net income / (loss) after tax	(3,520)	(2,466)	(6,094)	—	(6,094)
Majority owned subsidiary non-controlling interest		(249)	(249)

Net loss attributable to the Operating LLC	(3,520)	(2,217)	(5,845)
Average Effective Operating LLC non-controlling interest (1)%			32.780%

Operating LLC non-controlling interest			(1,916)
Majority owned subsidiary non-controlling interest			(249)

Total non-controlling interest			$(2,165)

Summary calculation of non-controlling interest - Nine Months Ended September 30, 2011

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(7,891)	$(5,355)	$(13,246)	$—	$(13,246)
Income tax benefit	—	—	(121)	(796)	(917)

Net income / (loss) after tax	(7,891)	(5,355)	(13,125)	796	(12,329)
Majority owned subsidiary non-controlling interest		(1,388)	(1,388)

Net loss attributable to the Operating LLC	(7,891)	(3,967)	(11,737)
Average effective Operating LLC non-controlling interest (1)%			33.228%

Operating LLC non-controlling interest			(3,900)
Majority owned subsidiary non-controlling interest			(1,388)

Total non-controlling interest			$(5,288)

(1)

Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2012 and 2011.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended September 30,		Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Revenues
Net trading	$13,669	$14,008	$(339)	(2)%
Asset management	8,465	5,296	3,169	60%
New issue and advisory	1,758	705	1,053	149%
Principal transactions and other income	4,174	869	3,305	380%

Total revenues	28,066	20,878	7,188	34%

Operating expenses
Compensation and benefits	16,484	19,399	2,915	15%
Business development, occupancy, equipment	1,520	1,942	422	22%
Subscriptions, clearing, and execution	2,602	3,500	898	26%
Professional fees and other operating	4,015	3,237	(778)	(24)%
Depreciation and amortization	289	612	323	53%

Total operating expenses	24,910	28,690	3,780	13%

Operating income / (loss)	3,156	(7,812)	10,968	140%

Non operating income / (expense)
Interest expense, net	(868)	(1,282)	414	32%
Gain on repurchase of debt	83	—	83	NM
Income / (loss) from equity method affiliates	647	838	(191)	(23)%

Income / (loss) before income tax expense / (benefit)	3,018	(8,256)	11,274	137%
Income tax expense / (benefit)	54	(571)	(625)	(109)%

Net income / (loss)	2,964	(7,685)	10,649	139%
Less: Net income / (loss) attributable to the non-controlling interest	956	(3,640)	(4,596)	(126)%

Net income / (loss) attributable to IFMI	$2,008	$(4,045)	$6,053	150%

NM = Not Meaningful

Revenues

Revenues increased by $7,188, or 34%, to $28,066 for the three months ended September 30, 2012 from $20,878 for the three months ended September 30, 2011. As discussed in more detail below, the change was comprised of an increase of $3,169 in asset management revenue, $1,053 in new issue and advisory revenue, and $3,305 in principal transactions and other income, partially offset by a decrease of $339 in net trading.

Net Trading

Net trading revenue decreased by $339, or 2%, to $13,669 for the three months ended September 30, 2012 from $14,008 for the three months ended September 30, 2011.

The following table provides detail on net trading revenue by operation. JVB was acquired effective January 1, 2011 and PrinceRidge was acquired on May 31, 2011. The PrinceRidge and other capital markets line below includes the operations of PrinceRidge since its acquisition on May 31, 2011, as well as the results from the Company’s other capital markets professionals not included in the JVB or CCFL lines below for 2011. In conjunction with the acquisition of PrinceRidge, we contributed substantially all of our capital markets professionals (with the exception of those within JVB and CCFL) to PrinceRidge. Therefore, the revenues earned from PrinceRidge during the period we owned them include the revenues earned by the capital markets professionals contributed.

	September 30, 2012	September 30, 2011	Change
JVB	$5,425	$5,254	$171
PrinceRidge and other capital markets	7,676	8,215	(539)
CCFL	568	539	29

Total	$13,669	$14,008	$(339)

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended September 30, 2012, may not be indicative of future results. Furthermore, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 5 and 6 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees increased by $3,169, or 60%, to $8,465 for the three months ended September 30, 2012 from $5,296 for the three months ended September 30, 2011, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	September 30, 2012	September 30, 2011	Change
CDOs and related service agreements	$8,254	$4,784	$3,470
Other	211	512	(301)

Total	$8,465	$5,296	$3,169

CDOs

Asset management revenue from company-sponsored CDOs increased by $3,470 to $8,254 for the three months ended September 30, 2012 from $4,784 for the three months ended September 30, 2011. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	September 30, 2012	September 30, 2011	Change
TruPS and insurance company debt—U.S.	$2,871	$2,991	$(120)
High grade and mezzanine ABS	371	555	(184)
TruPS and insurance company debt—Europe	4,455	795	3,660
Broadly syndicated loans—Europe	557	443	114

Total	$8,254	$4,784	$3,470

Asset management fees for TruPS and insurance company debt of U.S. companies decreased primarily because the average AUM in this asset class declined as a result of greater levels of deferrals, defaults, and prepayments of the underlying assets.

On July 29, 2010, we entered into a Master Transaction Agreement pursuant to which we sold to a third party collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement under which we provide and will continue to provide certain services to the third party purchaser. $4,664 of the cash received up front was recognized as deferred revenue and is amortized into revenue over the life of the Services Agreement. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017, if the management fees earned by the third party exceed certain thresholds. It should be noted that the assets of the Alesco X through XVII securitizations are not included in our AUM disclosed in the table above as we are no longer the manager. However, we continue to generate revenue through the services agreement related to these securitizations.

During the three months ended September 30, 2012 and 2011, we recognized $1,628 and $1,697, respectively, in revenue for the Alesco X through XVII securitizations, which is included in the TruPS and insurance company debt - U.S. in the table above. Of these amounts, $169 and $148 represent incentive payments received from the third party under the Master Transaction Agreement during the three months ended September 30, 2012 and 2011, respectively.

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

Asset management fees for TruPS and insurance company debt of European companies increased due to the receipt of a final CDO asset management fee for one of our European deals during the third quarter of 2012. This fee was earned in connection with the agreed upon resignation of CCFL as asset manager of such deal and CCFL agreeing to forego certain collateral manager rights, which were unique to this CDO, related to the auction provisions in such deal. This fee was approved by the relevant security holders of the CDO. This one-time final asset management fee more than offset declines in the underlying collateral balances as a result of lower foreign exchange rates, as well as the occurrence of prepayments and defaults. The total revenue recorded during the three months ended September 30, 2012 related to this one European CDO, including the final CDO asset management fee, was $3,824. No asset management revenue will be earned on this CDO going forward as a result of the resignation.

Asset management fees for broadly syndicated loans of Europe represent revenue from a single CLO. Prior to August 2012, we served only as the junior manager of this CLO and we shared the management fees evenly with the lead manager. In August, we became the lead manager (and remained as junior manager). Subsequent to becoming the manager, we earn all of the management fees related to this CLO. For the three months ended September 30, 2012, $140 represented fees earned as lead manager. The remaining amount represented fees earned as junior manager. See operating expenses - professional services and other operating below.

Other

Our other revenue was comprised of fees from separate accounts and other managed accounts. The net decrease of $301 from separate accounts and other was primarily due to a decrease of $236 in other fees and a decrease of $65 related to fees earned primarily from other separate accounts.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,053, or 149%, to $1,758 for the three months ended September 30, 2012 as compared to $705 for the same period in 2011.

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Even if the number of engagements stays consistent, the average revenue per engagement can fluctuate considerably because of the small number of engagements. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.

Principal Transactions and Other Income

Principal transactions and other income increased by $3,305, or 380%, to $4,174 for the three months ended September 30, 2012, as compared to $869 for the three months ended September 30, 2011.

Principal Transactions & Other Income

(dollars in thousands)

	September 30, 2012	September 30, 2011	Change
Change in fair value of other investments, at fair value	$1,683	$783	$900
Gain on sale of cost method investment	1,687	—	1,687
Foreign currency	(12)	(326)	314
Dividend, interest, and other income	816	412	404

Total	$4,174	$869	$3,305

Change in fair value of other investments, at fair value

The increase in the change in fair value of other investments of $900 is comprised of the following:

	September 30, 2012	September 30, 2011	Change
EuroDekania	$268	$(411)	$679
Star Asia	1,626	2,443	(817)
Yen Hedge	(288)	(1,273)	985
Tiptree (MFCA prior to June 23, 2011)	52	(43)	95
Other	25	67	(42)

Total	$1,683	$783	$900

For the three months ended September 30, 2012, the change in the value of our investment in EuroDekania was entirely comprised of the change in the underlying NAV. During the second quarter of 2011, we acquired 353,244 additional shares of EuroDekania at an amount less than its underlying NAV. For the three months ended September 30, 2011, the change in the value of our investment in EuroDekania was comprised of an increase of $219 from the purchase of shares at an amount below the underlying NAV and a decrease of $630 from changes in the underlying NAV of EuroDekania.

Star Asia is an investment fund that, like any other investment fund, is exposed to changes in its value due to the performance of its underlying investments. The value of our investment in Star Asia has also been impacted by the following items: (a) in 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter; and (b) Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. The following table shows the change in the value of our investment in Star Asia and how it was impacted by these items:

	September 30, 2012	September 30, 2011	Change
Foreign exchange	$1,056	$3,200	$(2,144)
Earthquake, tsunami, nuclear disaster	—	(620)	620
Underlying investment values, net	570	(137)	707

Total	$1,626	$2,443	$(817)

Foreign exchange: These amounts represent the impact to fair value of our investment in Star Asia from currency fluctuations. This is because Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. Accordingly, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar. We may seek to minimize this risk by entering into a Yen hedge. However, our hedging activities could negatively impact our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Yen hedge, especially considering our overall corporate liquidity position. During the three months ended September 30, 2012 and 2011, we had hedged a portion of our investment in Star Asia and recorded the gains or losses as a component of principal transactions. We may or may not enter into hedges in the future based on our corporate liquidity. Any un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations.

As of September 30, 2012, our long exposure to Japanese Yen through our investment in Star Asia was 3.8 billion Yen (representing the total net Yen based assets of Star Asia multiplied by our ownership percentage of 27%). Our hedge was 1.0 billion Yen resulting in net long exposure of 2.8 billion Yen. The spot rate of the U.S. Dollar to Japanese Yen was 77.96 as of September 30, 2012, which means the un-hedged portion of our investment in Star Asia was $35.3 million. As of September 30, 2011, our long exposure to Japanese Yen was 4.3 billion Yen. Our hedge was 2.4 billion Yen, resulting in net long exposure of 1.9 billion Yen. The spot rate of U.S. Dollar to Japanese Yen was 76.86 as of September 30, 2011, which means our un-hedged portion of our investment in Star Asia was $25.3 million.

As of September 30, 2012, we had 80 outstanding foreign currency forward contracts with a notional amount of 12,500 Japanese Yen per contract. An unrealized loss of $42 was included in other investments, at fair value, in our consolidated balance sheets.

Earthquake, tsunami, nuclear disaster: During the three months ended September 30, 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011.

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

The change in other investments of $42 primarily related to the decrease in unrealized gains for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, of certain warrants and options the Company held as of September 30, 2012 and December 31, 2011.

Gain on sale of cost method investment

During the three months ended September 30, 2012, we recognized a gain of $1,687 related to the sale of an equity interest in a private company that we were accounting for under the cost method.

Foreign currency

We earn certain revenues in Euros and U.K. Pounds Sterling; however, our functional currency is the U.S. Dollar. The foreign currency fluctuations are due to changes in the exchange rates between Euros, U.K. Pounds Sterling, and U.S. Dollars in the related periods. We have not hedged our foreign currency exposure related to management fees paid in Euros or U.K. Pounds Sterling to date.

Dividends, interest, and other

The change in dividend, interest and other income of $404 primarily related to (i) an increase in other income of $137 of revenue share from our revenue share arrangement related to NPPF 1; (ii) an increase in the amount of $181 in dividends and interest income received on our investments in other investments, at fair value; and (iii) an increase in the amount of $86 in miscellaneous income.

Operating Expenses

Operating expenses decreased by $3,780, or 13%, to $24,910 for the three months ended September 30, 2012 from $28,690 for the three months ended September 30, 2011. The change was due to decreases of $2,915 in compensation and benefits; $898 in subscriptions, clearing, and execution; $422 in business development, occupancy, equipment; and $323 in depreciation and amortization; partially offset by an increase of $778 in professional fees and other operating expenses.

Compensation and Benefits

Compensation and benefits decreased by $2,915, or 15%, to $16,484 for the three months ended September 30, 2012 from $19,399 for the three months ended September 30, 2011.

COMPENSATION AND BENEFITS

(dollars in thousands)

	September 30, 2012	September 30, 2011	Change
Cash compensation and benefits	$15,914	$17,856	$(1,942)
Compensation charge for payments to the CEO and board member of PrinceRidge and the former Chairman of the board of PrinceRidge	2,104	—	2,104
Equity-based compensation	(1,534)	1,543	(3,077)

Total	$16,484	$19,399	$(2,915)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. The decrease in cash compensation and benefits is primarily the result of a decrease in incentive compensation, which is tied to revenue and operating profitability. From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

On July 19, 2012, PrinceRidge and the Company entered into a Separation, Release and Repurchase Agreement with each of Michael T. Hutchins, the former CEO of PrinceRidge and member of the Board of Managers of PrinceRidge GP, and John P. Costas, the former Chairman of the Board of Managers of PrinceRidge GP, whereby (i) PrinceRidge repurchased all of the equity and profit units in PrinceRidge held by Messrs. Hutchins and Costas; (ii) Messrs. Hutchins and Costas resigned as employees of PrinceRidge and as members of the Board of Managers of PrinceRidge GP; (iii) Messrs. Hutchins and Costas agreed to forfeit all of their unvested equity awards from both PrinceRidge and IFMI; and (iv) Messrs. Hutchins and Costas withdrew as members of PrinceRidge GP and as partners of PrinceRidge Holdings. Daniel G. Cohen, the Company’s Chairman and CEO, was subsequent appointed as Chairman of the Board of Managers of PrinceRidge GP and CEO of PrinceRidge by the Board of Managers of PrinceRidge GP. PrinceRidge repurchased Mr. Costas’ and Mr. Hutchins’ equity and profit units for $8,234. PrinceRidge recorded compensation expense of $2,104 and a reduction of temporary equity of $6,130 related to the repurchase of these units. This payment is separately broken out in the table above.

Our total headcount decreased from 240 at September 30, 2011 to 204 at September 30, 2012.

Compensation and benefits includes equity-based compensation, which decreased by $3,077 to $(1,534) for the three months ended September 30, 2012 from $1,543 for the three months ended September 30, 2011. The decrease was comprised of (i) $253 which primarily represented IFMI stock awards granted to IFMI employees that were subsequently forfeited due to employees leaving the Company in 2012; (ii) $1,132 related to PrinceRidge membership unit grants and $1,587 related to IFMI stock grants that were subsequently forfeited primarily as a result of Mr. Hutchins and Mr. Costas leaving the Company; and (iii) $105 related to IFMI stock grants to employees of JVB that were subsequently forfeited primarily as a result of employees leaving the Company in 2012.

Business Development, Occupancy and Equipment

Business development, occupancy, and equipment decreased by $422, or 22%, to $1,520 for the three months ended September 30, 2012 from $1,942 for the three months ended September 30, 2011. The decrease was primarily due to a decrease in rent expense of $485, partially offset by an increase in business development expenses, such as promotion, advertising, travel and entertainment of $60 and an increase in other expenses associated with occupancy and equipment of $3. Included in the rent expense for the three months ended September 30, 2011, was $459 of costs incurred by us in connection with the termination or subletting of office leases during the third quarter of 2011 as part of our cost saving measures following the acquisition of PrinceRidge. The decreases for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, are primarily due to our cost saving measures instituted following the acquisition of PrinceRidge in May 2011.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $898, or 26%, to $2,602 for the three months ended September 30, 2012 from $3,500 for the three months ended September 30, 2011. The decrease included a decrease of $555 in subscriptions primarily due to a decrease in total subscriptions as a result of a decrease in headcount. The decrease in clearing and execution costs of $343 was primarily attributable to an overall decrease in trading volume.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses increased by $778, or 24%, to $4,015 for the three months ended September 30, 2012 from $3,237 for the three months ended September 30, 2011. The increase included increases in consulting fees of $876 and in legal and professional fees of $249, partially offset by an overall net decrease of $347 in other costs. The increase in consulting fees was primarily due to certain upfront costs incurred in conjunction with becoming the lead manager for a CLO of broadly syndicated loans in Europe.

Depreciation and Amortization

Depreciation and amortization decreased by $323, or 53%, to $289 for the three months ended September 30, 2012 from $612 for the three months ended September 30, 2011. The entire decline was due to a decrease in depreciation expense related to certain property and equipment that was fully depreciated prior to January 1, 2012.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $414, or 32%, to $868 for the three months ended September 30, 2012 from $1,282 for the three months ended September 30, 2011. This decrease of $414 was comprised of (a) a decrease of $104 of interest incurred on our bank debt, which we paid off and terminated during the fourth quarter of 2011; (b) a decrease of $377 of interest incurred on the convertible senior notes primarily as the result of the redemption of the Old Notes in May 2012 and in July 2012; (c) an increase of $16 of interest incurred on the junior subordinated notes, due to an increase in the effective interest rate; (d) decrease of $6 of interest incurred on subordinated notes payable; (e) a decrease of $2 of interest income related to the reduction in the amount owed to withdrawing partners of PrinceRidge which is recorded as interest income; and (f) an increase of $55 related to the amortization of discount attributable to the contingent settlement payable. See notes 13 and 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Gain on Repurchase of Debt

In September 2012, the Company repurchased $1,177 principal amount of subordinated notes payable from an unrelated third party for $1,139, including accrued cash interest and paid in-kind interest of $50. The Company recognized a gain from repurchase of debt of $83, net of expenses, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations. See note 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

We did not repurchase any debt in the three month period ended September 30, 2011.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $191, or 23%, to $647 for the three months ended September 30, 2012 from $838 for the three months ended September 30, 2011. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of September 30, 2011, we had seven equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Duart Capital. As of September 30, 2012, we had seven equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Star Asia Opportunity II. See notes 9 and 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax benefit decreased by $625 to income tax expense of $54 for the three months ended September 30, 2012 from an income tax benefit of $571 for the three months ended September 30, 2011.

As of September 30, 2012, we had substantial net operating loss and net capital loss carry-forwards in the U.S., in the states where we have done business, and in the U.K. As a result, the tax expense realized by us during the nine months ended September 30, 2012, was primarily the result of French income tax incurred in our French subsidiary.

The tax benefit realized by us during the three months ended September 30, 2011 was a result of the book loss during the first nine months of 2011. We had recorded a tax benefit for the nine months ended September 30, 2011 for the U.S. federal and state net operating losses to the extent that the deferred tax liabilities were scheduled to reverse during the carry-forward periods available for U.S. federal and various U.S. state jurisdictions. Accordingly, we booked a tax benefit representing the increase in the deferred tax asset for net operating losses incurred during 2011 (net of related valuation allowance).

See note 23 to the December 31, 2011 consolidated financial statements of the Company’s Annual Report on Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended September 30, 2012 and 2011 includes the 32.6% non-controlling interest and the 33.7% non-controlling interest, respectively, related to member interests in the Operating LLC, other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also includes the redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the three months ended September 30, 2012 and 2011. PrinceRidge was acquired by us effective May 31, 2011. On October 5, 2012, PrinceRidge entered into the Separation Agreements with the Separated Employees to repurchase their outstanding equity interests in PrinceRidge. See note 22 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q following the repurchase of the Separated Employees’ outstanding equity interests in PrinceRidge, the Operating LLC owned 98% of PrinceRidge.

Summary calculation of non-controlling interest - Three Months Ended September 30, 2012

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net income / (loss) before tax	$4,452	$(1,434)	$3,018	$—	$3,018
Income tax expense	—	—	54	—	54

Net income / (loss) after tax	4,452	(1,434)	2,964	—	2,964
Majority owned subsidiary non-controlling interest		(11)	(11)

Net income / (loss) attributable to the Operating LLC	4,452	(1,423)	2,975
Average Effective Operating LLC non-controlling interest (1)%			32.50%

Operating LLC non-controlling interest			967
Majority owned subsidiary non-controlling interest			(11)

Total non-controlling interest			$956

Summary calculation of non-controlling interest - Three Months Ended September 30, 2011

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(3,107)	$(5,149)	$(8,256)	$—	$(8,256)
Income tax benefit	—	—	(86)	(485)	(571)

Net income / (loss) after tax	(3,107)	(5,149)	(8,170)	485	(7,685)
Majority owned subsidiary non-controlling interest		(1,335)	(1,335)

Net loss attributable to the Operating LLC	(3,107)	(3,814)	(6,835)
Average effective Operating LLC non-controlling interest (1)%			33.72%

Operating LLC non-controlling interest			(2,305)
Majority owned subsidiary non-controlling interest			(1,335)

Total non-controlling interest			$(3,640)

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

In this regard, effective September 30, 2012, the Company’s investment in PrinceRidge of $37,174 is subject to withdrawal restrictions as a result of the Operating LLC’s investment in PrinceRidge. Distributions from PrinceRidge to the Operating LLC are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forgo these distributions or to pay distributions in excess of this amount with the approval of the board. Each member/partner of PrinceRidge has the ability to borrow up to 30% of their investment from PrinceRidge. The member must provide 45 days notice of such borrowing and PrinceRidge must determine that the loan would not cause material harm to it. The borrowing member must pay 10% interest on this borrowing and the borrowing may only be outstanding for one year. Each partner may exercise this right to borrow once every two year period.

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

On October 5, 2012, PrinceRidge entered into the Separation Agreements with the Separated Employees to repurchase their outstanding equity interests in PrinceRidge. See note 22 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. As a result of the execution of the Separation Agreements, the Board of Managers of PrinceRidge GP was reduced to three members, all of whom are designated by the Operating LLC. If PrinceRidge were to declare a distribution after October 5, 2012, but prior to the full repayment of the Notes to the Separated Employees (which are due in December 2012), the Separated Employees can require a pro rata repayment of their Notes. Other than this temporary restriction, effective October 5, 2012, the Operating LLC effectively controls the amount and timing of distributions from PrinceRidge. Following the repurchase of the Separated Employees outstanding equity interests in PrinceRidge, the Operating LLC owned 98% of PrinceRidge.

On May 15, 2012, the holders of $10,110 aggregate principal amount of the Old Notes exercised the option to require us to repurchase their Old Notes. The remaining $100 aggregate principal amount of the Old Notes were called by us and redeemed for cash on July 5, 2012. See Liquidity and Capital Resources - Debt Financing and Liquidity and Capital Resources - Contractual Obligations below.

On July 19, 2012, PrinceRidge and the Company entered into a Separation, Release and Repurchase Agreement with each of Michael T. Hutchins, the former CEO of PrinceRidge and member of the Board of Managers of PrinceRidge GP, and John P. Costas, the former Chairman of the Board of Managers of PrinceRidge GP, whereby (i) PrinceRidge repurchased all of the equity and profit units in PrinceRidge held by Messrs. Hutchins and Costas; (ii) Messrs. Hutchins and Costas resigned as employees of PrinceRidge and as members of the Board of Managers of PrinceRidge GP; (iii) Messrs. Hutchins and Costas agreed to forfeit all of their unvested equity awards from both PrinceRidge and IFMI; and (iv) Messrs. Hutchins and Costas withdrew as members of PrinceRidge GP and as partners of PrinceRidge Holdings. Daniel G. Cohen, the Company’s Chairman and CEO, was subsequent appointed as Chairman of the Board of Managers of PrinceRidge GP and CEO of PrinceRidge by the Board of Managers of PrinceRidge GP. PrinceRidge repurchased Mr. Costas’ and Mr. Hutchins’ equity and profit units for $8,234. PrinceRidge recorded compensation expense of $2,104 and a reduction of temporary equity of $6,130 related to the repurchase of these units.

Our ability to pay dividends to our stockholders will be dependent on distributions we receive from the Operating LLC and subject to the Operating LLC’s operating agreement. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. The Company declared a $0.02 dividend for the first, second, third, and fourth quarters of 2012. The Company’s board of directors has the power to decide to increase, reduce, or eliminate dividends in the future. The board’s decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

We filed a Registration Statement on Form S-3 on April 29, 2010, which was declared effective by the SEC on May 24, 2010. This registration statement enables us to offer and sell, in the aggregate, up to $300,000 of debt securities, preferred stock (either separately or represented by depositary shares), or Common Stock (including, if applicable, any associated preferred stock purchase rights, subscription rights, stock purchase contracts, stock purchase units and warrants, as well as units that include any of these securities). The debt securities, preferred stock, subscription rights, stock purchase contracts, stock purchase units and warrants may be convertible into or exercisable or exchangeable for Common Stock or preferred stock of IFMI. We may offer and sell these securities separately or together, in any combination with other securities. The registration statement provides another source of liquidity in addition to the alternatives already in place. The net proceeds from a sale of our securities may be used for our operations and for other general corporate purposes including, but not limited to, capital expenditures, repayment or refinancing of borrowings, working capital, investments, and acquisitions.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through September 30, 2012, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of September 30, 2012 and December 31, 2011, we maintained cash and cash equivalents of $12,876 and $18,221, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities	$9,676	$239
Cash flow from investing activities	4,213	(10,332)
Cash flow from financing activities	(19,352)	(8,345)
Effect of exchange rate on cash	118	125

Net cash flow	(5,345)	(18,313)
Cash and cash equivalents, beginning	18,221	43,946

Cash and cash equivalents, ending	$12,876	$25,633

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents as well as our investment in our trading portfolio, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2012

As of September 30, 2012, our cash and cash equivalents were $12,876, representing a net decrease of $5,345 from December 31, 2011. The decrease was attributable to the cash provided by operating activities of $9,676, the cash provided by investing activities of $4,213, the cash used for financing activities of $19,352, and the effect of the increase of the exchange rate on cash of $118.

The cash provided by operating activities of $9,676 was comprised of (a) net cash outflows of $1,627 related to working capital fluctuations primarily comprised of net outflows of $1,814 related to a decrease in accounts payable and other liabilities offset by other working capital fluctuations; (b) $16,877 of net cash inflows from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a net cash outflow from other earnings items of $5,574 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash provided in investing activities of $4,213 was comprised of (a) cash received of $7,325 from our equity method affiliates, Star Asia Manager, Star Asia SPV, Star Asia Opportunity, and Star Asia Capital Management (See note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q); (b) cash proceeds from the return of principal of $30 from our investments in certain residential loans and $18 from the sale of a certain residential loan; (c) cash proceeds from the sale of a cost method investment of $1,937; partially offset by (d) the purchase of additional furniture and leasehold improvements of $101; (e) the investment of $6 in the equity method affiliate Star Asia Capital Management and the investment of $4,700 in the equity method affiliate Star Asia Opportunity II; and (f) the purchase of other investments of $290, primarily related to foreign currency forward contracts.

The cash used in financing activities of $19,352 was comprised of (a) the repurchase of $150 notional amount of Old Notes for $147; (b) the redemption of $10,210 notional amount of the Old Notes for $10,210; (c) the purchase of $1,177 principal amount of subordinated notes payable for $1,089; (d) distributions to mandatorily redeemable equity interests of $790; (e) distributions to the non-controlling interest holders of $315; (f) dividends to the Company’s stockholders of $646; (g) the net redemption of the redeemable non-controlling interest of $6,152 to withdrawing partners from PrinceRidge (see note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q); and (h) the payment of $3 for employees’ tax obligations to taxing authorities related to the vesting of equity based awards. In the case of (h), the total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Nine Months Ended September 30, 2011

As of September 30, 2011, our cash and cash equivalents were $25,633, representing a net decrease of $18,313 from December 31, 2010. The decrease was attributable to the cash provided by operating activities of $239 and the effect of the increase in the exchange rate on cash of $125, partially offset by the cash used for investing activities of $10,332 and the cash used for financing activities of $8,345.

The cash provided by operating activities of $239 was comprised of (a) net outflows of $8,028 related to working capital fluctuations primarily comprised of net outflows of $8,704 related to a decrease in accrued compensation payable offset by other working capital fluctuations; (b) $17,953 of net cash inflows from investments in our overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies and restricted cash on deposit which is related to various trading activities as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a decrease in cash generated from other earnings items of $9,686 (which represents net income or loss adjusted for the following non-cash operating items: realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

The cash used in investing activities of $10,332 was comprised of (a) the cash consideration paid, net of cash acquired, for the acquisition of JVB of $14,956; (b) the investment of $4,723 in equity method affiliates related to Duart Capital, Star Asia SPV, Star Asia Opportunity, and Star Asia Capital; (c) the purchase of other investments, at fair value of $2,943, specifically the purchase of additional shares of Star Asia in the amount of $226 directly from unrelated third parties during the first quarter of 2011, the purchase of additional shares of EuroDekania in the amount of $533, and the purchase of other investments, which consisted primarily of the Japanese Yen currency forward contract of $2,184; (d) the purchase of additional furniture and leasehold improvements of $368 related to the New York and Philadelphia offices and the CCFL office in the United Kingdom partially offset by (e) cash proceeds from the return of principal of $3,887, which was comprised of $3,821 from our investment in the Duart Fund, $19 from the final liquidation of the first Deep Value fund, and $47 from our investments in certain residential loans; (f) cash received of $93 from the sale of certain investments in securitizations that were classified as other investments, at fair value on the consolidated balance sheets; (g) cash of $6,529 we received from equity method affiliates Deep Value GP, Star Asia Manager, and Star Asia SPV; and (h) the cash acquired in the acquisition of PrinceRidge of $2,149.

The cash used in financing activities of $8,345 was comprised of (a) the repayment of $4,068 of outstanding borrowings under our secured credit facility entered into on July 29, 2010 between our subsidiary, Dekania Investors, LLC, and T.D. Bank, N.A. (the “2010 Credit Facility”), which was subsequently paid in full and terminated by the Company during the fourth quarter of 2011; (b) the payment of deferred issuance and financing costs of $264 related to the exchange of $7,621 principal amount of the Old Notes for the New Notes; (c) distributions to the non-controlling interest holders of $791; (d) dividends to the Company’s stockholders of $1,603; and (e) the payment of $107 for the redemption of the membership units of the Operating LLC by one of the non-controlling interest holders; (f) the acquisition of common stock for treasury of $1,457; and (g) $55 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity based awards and the surrender of 16,236 shares of the Company’s Common Stock. In the case of (g), the total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Regulatory Capital Requirements

Four of our majority owned subsidiaries are licensed securities dealers in the United States and the United Kingdom. As broker-dealers, our subsidiaries, CCS, JVB, and TPRG, are subject to Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2012, which amounted to $2,700, were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$772
United Kingdom	1,928

Total	$2,700

With the exception of CCS, we operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2012, the total net capital, or equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers amounted to $28,127. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing broker would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationships with our customers.

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2012 and the twelve months ended December 31, 2011 for receivables under resale agreements and securities sold under agreements to repurchase.

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2012	2011
Receivables under Resale Agreements
Period end	$153,039	$129,978
Monthly average	198,617	111,904
Maximum month end	262,789	158,099
Securities Sold Under Agreements to Repurchase
Period end	$153,173	$134,870
Monthly average	198,759	104,984
Maximum month end	260,084	178,998

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

Debt Financing

As of September 30, 2012, we had three sources of debt financing other than securities financing arrangements: (1) contingent convertible senior notes, which is comprised of the New Notes; (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I; and (3) unsecured subordinated financing.

In March 2012, we repurchased $150 aggregate principal amount of the Old Notes from unrelated third parties for $147, excluding accrued interest, and recognized a gain on repurchase of debt of $3. On May 15, 2012, the holders of $10,110 aggregate principal amount of the Old Notes exercised the option to require us to repurchase their Old Notes. We paid $10,110 in cash and funded the repurchase with borrowings of $8,000 under a loan from PrinceRidge and from cash on hand. The remaining $100 aggregate principal amount of the Old Notes were called by us and redeemed for cash on July 5, 2012. In September 2012, we repurchased $1,177 principal amount of subordinated notes payable from an unrelated third party for $1,089 excluding accrued interest and paid in kind interest, and we recognized a gain on repurchase of debt of $83, net of expenses. As of September 30, 2012, we were in compliance with the covenants in our debt financing documents. See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing as of September 30, 2012 and December 31, 2011:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of September 30, 2012
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms		Weighted Average Interest (5)	Weighted Average Maturity
Contingent convertible senior notes:
New Notes	$8,121		$8,058	10.5%		10.5%	May 2014	(1)

Junior subordinated notes:
Alesco Capital Trust I	$28,125	(2)	10,081	4.4	%(6)	4.4%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	7,170	4.5%		4.5%	March 2035

	$48,125	(2)	17,251

Subordinated notes payable	$337		337	12.0	%(3)	12.0%	June 2013

Total			$25,646

	As of December 30, 2011
Contingent convertible senior notes:
Old Notes	$10,360		$10,303	7.6%		7.6%	July 2012	(4)
New Notes	8,121		8,030	10.5%		10.5%	May 2014	(1)

	$18,481		18,333

Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	10,404	9.5%		9.5%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	6,939	4.7%		4.7%	March 2035

	$48,125	(3)	17,343

Subordinated notes payable	$1,491		1,491	12.0	%(3)	12.0%	June 2013

Total			$37,167

(1)	Represents the holders’ earliest redemption date. The weighted average contractual maturity for the New Notes is May 2027.

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

(2)	We issued total par of junior subordinated notes of $49,614. These junior subordinated notes are held by two separate VIE trusts. We do not consolidate these trusts. We hold $1,489 par value of these junior subordinated notes, comprised of $870 par value of junior subordinated notes related to Alesco Capital Trust I and $619 par value of junior subordinated notes related to Sunset Financial Statutory Trust I. These notes held by us have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.
(3)	Comprised of 9% paid currently and 3% paid in-kind.
(4)	The Old Notes had a weighted average put date maturity of May 2012. We redeemed the remaining $100 principal amount of the Old Notes for cash on July 5, 2012.
(5)	Weighted average interest rate is calculated as a percentage of par using the rates in effect as of the last day of the reporting period.
(6)	Effective July 31, 2012, the interest rate on Alesco Capital Trust 1 changed from a fixed rate of 9.5% to a variable rate based on LIBOR. It will remain variable until maturity.

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

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2012 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. The New Notes in the aggregate principal amount of $8,121 are assumed to be repaid on May 15, 2014, which represents the earliest day that the holders of the New Notes may require us to repurchase the notes for cash. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, excluded from the table is an unrecognized tax benefit of $1,231 because we are unable, at this time, to make a reasonably reliable estimate of the period of cash settlement. See note 23 to our consolidated financial statements included in the 2011 Annual Report on Form 10-K for further information about the unrecognized tax benefit.

CONTRACTUAL OBLIGATIONS

As of September 30, 2012

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$5,592	$2,195	$3,160	$237	$—
Maturity of the New Notes (1)	8,121	—	8,121	—	—
Interest on the New Notes (1)	1,706	853	853	—	—
Maturities on junior subordinated notes	48,125	—	—	—	48,125
Interest on junior subordinated notes (2)	50,935	2,128	4,255	4,255	40,297
Maturities of subordinated notes payable (3)	347	347	—	—	—
Interest on subordinated notes payable (4)	31	31	—	—	—
Mandatorily redeemable equity interests (5)	7,839	7,757	82	—	—

Total	$122,696	$13,311	$16,471	$4,492	$88,422

(1)	Assumes the New Notes are repurchased on May 15, 2014. Interest includes amounts payable during the period the New Notes are outstanding at an annual rate of 10.50%.
(2)	The interest on the junior subordinated notes related to the Alesco Capital Trust is variable. The interest rate of 4.3585% (based on a 90-day LIBOR rate as of September 30, 2012 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to the Sunset Financial Statutory Trust is variable. The interest rate of 4.5085% (based on a 90-day LIBOR rate as of September 30, 2012 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(3)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $34. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%.
(4)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.
(5)	The total balance as of September 30, 2012 is $8,368. The amounts shown in the above table take into account the negotiated repurchase of outstanding equity interests that are described in note 22 in the consolidated financial statements included in this Quarterly Report on Form 10-Q, which occurred in October 2012. The difference between the amounts shown above of $7,839 and the balance as of September 30, 2012 of $8,368 is $529. This amount represents the discounted value of the agreed upon repurchase price as compared to the capital balances as of September 30, 2012. The $529 discount will be recognized as income in the quarter ended December 31, 2012. After the repurchase of these interests, there remains $82 of mandatorily redeemable equity interests representing the balance owed to one partner that is required to be paid over three years. The amount actually due to this partner may fluctuate based on the income or loss allocation to that partner.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which provides an option for companies to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If a company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the company is not required to take further action. However, if a company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative assessment in any subsequent period. The Company will adopt the provisions of ASU 2012-02 effective January 1, 2013 and is currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

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

During the nine months ended September 30, 2012, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Fixed Income Securities: We hold, from time to time, the following securities: U.S. treasury securities, U.S. government agency MBS, U.S government agency debt securities, CMOs, non-government MBS, corporate bonds, non-redeemable and redeemable preferred stock, municipal bonds, certificates of deposits, SBA loans, residential loans, whole loans, and unconsolidated investments in the middle and senior tiers of securitization entities and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include TBAs. The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

Floating rate securities are not in themselves particularly sensitive to interest rate risk. Because they generally accrue income at a variable rate, the movement in interest rates typically does not impact their fair value. Fluctuations in their current income due to variations in interest rates are generally not material to us. Floating rate fixed income securities are subject to other market risks such as: default risk of the underlying issuer, changes in issuer’s credit spreads, prepayment rates, investor demand and supply of securities within a particular asset class or industry class of the ultimate obligor. The sensitivity to any individual market risk can be difficult to quantify.

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or EuroDollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2012, we would incur a loss of $5,281 if the yield curve rises 100 bps across all maturities and a gain of $5,282 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold, from time to time, equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros and another permanent capital vehicle for which our investment is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2012 our equity price sensitivity was $3,917 and our foreign exchange currency sensitivity was $3,449.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2012, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,770.

Counterparty Risk:

We incur counterparty risk primarily in two areas: our collateralized securities transactions described in note 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q and our TBA hedging activities described in note 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. In regards to the matched book repo financing activities, our risk is that the counterparty does not fulfill their obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement. In regards to our TBA hedging activities, our risk is that the counterparty does not settle the TBA trade on the scheduled settlement date. In this case, we would have to execute the trade which may result in a loss based on market movement in the value of the underlying trade between its initial trade date and its settlement date (which in the case of TBAs can be as long as 90 days). If we were to incur a loss under either of these activities, we have recourse to the counterparty via our underlying agreements.

How we manage these risks

Market Risk

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

Counterparty Risk

We seek to manage our counterparty risk through two major tools. First, we perform a credit assessment of each counterparty to ensure the counterparty has sufficient equity, liquidity, and profitability to support the level of trading or lending we plan to do with them. Second, we require counterparties to post cash or other liquid collateral (“margin”) in the case of changes in the market value of the underlying securities or trades on an ongoing basis.

In the case of collateralized securities financing transactions, we will generally lend less than the market value of the underlying security initially. The difference between the amount lent and the value of the security is referred to as the haircut. We will seek to maintain this haircut while the loan is outstanding. If the value of the security declines, we will require the counterparty to post margin to offset this decline. If the counterparty fails to post margin, we will sell the underlying security. The haircut serves as a buffer against market movements to prevent or minimize a loss.

In the case of TBA hedging, we also require counterparties to post margin with us in the case of market value of the underlying TBA trade declines. If the counterparty fails to post margin, we will close out the underlying trade. In the case of TBA hedging we will sometimes obtain initial margin or a cash deposit from the counterparty which serves a purposes similar to the haircut; that is it serves as an additional buffer against losses. However, some of our TBA hedging activities are done without initial margin or cash deposits.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the board of directors.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described in “Item 9A - Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company is currently in the process of integrating controls of PrinceRidge with the controls of IFMI. The Company expects to have this integration complete by the end of 2012.

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

PrinceRidge entered into the Separation Agreements whereby it repurchased substantially all of the remaining equity interests not held by the Operating LLC. This repurchase will require payment of $7,757 in the fourth quarter of 2012. PrinceRidge will use available funds to make these purchases. As a result of the repurchases, the Operating LLC owned 98% of PrinceRidge. Any remaining withdrawals by the non-controlling partners will not result in material cash outflows. In May 2014, some or all of the holders of our 10.50% contingent convertible senior notes due 2027 may exercise their right to require us to repurchase up to $8.1 million aggregate principal amount of their notes. These payments have reduced and will continue to reduce the availability of capital for our operations. Our liquidity could be constrained if we are unable to obtain financing to pay for such redemptions and repurchases on acceptable terms, or at all. If we are unable to meet our funding needs on a timely basis, our business would be adversely affected and there may be a negative impact on the market price of our Common Stock.

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

In addition, the Company’s ability to pay dividends to its stockholders will be dependent on distributions it receives from the Operating LLC and subject to the Operating LLC’s operating agreement. The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers and is subject to the provisions of the Operating LLC’s operating agreement. In this regard, effective September 30, 2012, the Company’s investment in PrinceRidge of $37,174 is subject to withdrawal restrictions as a result of the Operating LLC’s investment in PrinceRidge.

Distributions from PrinceRidge to the Operating LLC are governed by the PrinceRidge partnership agreement. In general, the agreement calls for annual distributions equal to one half of the net income of PrinceRidge. However, the board of PrinceRidge GP can decide to forego these distributions or to pay distributions in excess of this amount with the approval vote of the board. Each member/partner of PrinceRidge has the ability to borrow up to 30% of their investment from PrinceRidge. The member must provide 45 days notice of such borrowing and PrinceRidge must determine that the loan would not cause material harm to it. The borrowing member must pay 10% interest on this borrowing and the borrowing may only be outstanding for one year. Each partner may exercise this right to borrow once every two year period.

In May 2012, the Operating LLC borrowed $8,000 from PrinceRidge. The loan bears interest at 10% and will mature on May 2, 2013. Under the terms of this loan, IFMI will pay interest on the unpaid balance of the loan’s principal amount quarterly. Pursuant to the loan, in order to secure all of IFMI’s obligations thereunder, IFMI granted to PrinceRidge a first priority security interest in all of IFMI’s right, title, and interest in and to 100% of IFMI’s capital account in PrinceRidge and 100% of IFMI’s units in PrinceRidge (collectively, the “Collateral”). Upon the occurrence of an Event of Default (as defined in the loan), subject to certain rights of IFMI to cure such default, PrinceRidge may declare the principal, interest, and all other amounts owing under the loan to be immediately due and payable, and may exercise all of its rights and remedies against the Collateral. The loan may be prepaid in whole or in part at any time and from time to time without premium, penalty or fee, together with interest accrued on the amount prepaid to the date of any such prepayment.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Separation, Release and Repurchase Agreement, dated as of July 19, 2012, by and among PrinceRidge Partners LLC, PrinceRidge Holdings LP, IFMI, LLC, Institutional Financial Markets, Inc. and Michael T. Hutchins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2012).

10.2	Separation, Release and Repurchase Agreement, dated as of July 19, 2012, by and among PrinceRidge Partners LLC, PrinceRidge Holdings LP, IFMI, LLC, Institutional Financial Markets, Inc. and John P. Costas (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2012).

11.1	Statement Regarding Computation of Per Share Earnings.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011, (iii) the Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2012, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.***

*	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ DANIEL G. COHEN
Daniel G. Cohen
Date: November 8, 2012		Chairman of the Board and Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: November 8, 2012		Executive Vice President, Chief Financial Officer and Treasurer