Form 10-K
period 2012-12-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2013-03-07
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32026

INSTITUTIONAL FINANCIAL MARKETS, INC.

(Exact name of registrant as specified in its charter)

Maryland	16-1685692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Cira Centre
2929 Arch Street, 17th Floor Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 701-9555

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of each exchange on which registered)
Common Stock, par value $0.001 per share	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files,    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $7.8 million.

As of March 1, 2013, there were 11,973,890 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future, and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in “Item 1A — Risk Factors.” Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	benefits, results, costs reductions and synergies resulting from the Company’s business combinations;

•	integration of operations;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	market outlook;

•	expected financial position;

•	expected results of operations;

•	future cash flows;

•	financing plans;

•	plans and objectives of management;

•	tax treatment of the business combinations;

•	fair value of assets; and

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc. a Maryland corporation. The “Company,” “we,” “ us,” and “ our” refers to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC), or the “Operating LLC” refers to IFMI, LLC, the main operating subsidiary of the Company; “Cohen Brothers,” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-Merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN that we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009 and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term, “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Services Authority in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC (formerly known as PrinceRidge Partners LLC “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary.

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

INFORMATION REGARDING INSTITUTIONAL FINANCIAL MARKETS, INC.

Overview

We are a financial services company specializing in credit-related fixed income investments. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets, investment banking, and asset management solutions to institutional investors, corporations, and other small broker-dealers. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, CCPR and JVB in the United States, and CCFL in Europe. Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), permanent capital vehicles, and managed accounts. As of December 31, 2012, we had approximately $6.3 billion of assets under management (“AUM”) in credit-related fixed income assets in a variety of asset classes including U.S. trust preferred securities, European hybrid capital securities, Asian commercial real estate debt, and mortgage- and asset-backed securities. Most of our AUM, $6.1 billion, or 95.7%, was in CDOs we manage. Our Principal Investing business segment is comprised primarily of our investments in the investment vehicles we manage.

Financial information concerning our business segments is set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 57 and note 27 to our consolidated financial statements included in this Annual Report on Form 10-K. For more information regarding our geographic locations, see Item. 2 Properties, below, and note 27 to our consolidated financial statements included in this Annual Report on Form 10-K.

Capital Markets

Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services through our subsidiaries, CCPR and JVB in the United States, and CCFL in Europe. At the beginning of 2011, we closed our acquisition of JVB Holdings, the parent company of JVB, a Boca Raton, Florida based fixed income broker-dealer that specializes in small size transactions in certificates of deposit (“CDs”), corporate bonds, mortgage-backed securities (“MBS”), structured products, municipal securities, and U.S. government agency securities primarily within the dealer market. In May 2011, we contributed a substantial part of our Capital Markets business segment to PrinceRidge, CCPR’s parent company, in exchange for an approximate 70% ownership interest in PrinceRidge. During 2012, our ownership interest in PrinceRidge increased to approximately 98% with the departures of certain minority partners and the repurchase of their respective ownership interests. PrinceRidge is a New York-based financial services firm comprised of an investment banking group and a sales and trading group. PrinceRidge’s investment banking group has industry specialization in chemicals, consumer and retail, energy, financial institutions, and industrials. PrinceRidge’s sales and trading group focuses on asset-backed products across a broad spectrum of collateral classes including high yield, middle markets, mortgage, rates, and structured credit. Through the acquisitions of JVB and PrinceRidge we acquired highly complementary businesses with little overlap and were the result of our effort to expand our Capital Markets business by significantly increasing our capital base and the number of Capital Markets professionals.

Our Capital Markets business segment has included the following U.S. broker-dealers: Cohen & Company Securities LLC (“CCS”), Cohen & Company Capital Markets LLC (“CCCM”),CCPR, and JVB. We acquired CCCM in 2010 (formerly known as Fairfax, LLC) primarily to avail ourselves of an existing clearing relationship. In May 2011, CCCM became a wholly-owned subsidiary of PrinceRidge. In February 2012,

PrinceRidge merged CCCM into CCPR. CCPR continues to operate under our PrinceRidge subsidiary. JVB operates under our JVB Holdings subsidiary. CCS was our legacy broker-dealer that was registered under the Exchange Act and was a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”) until it filed a Form BDW in September 2012 seeking to withdraw all of its registrations with the Securities and Exchange Commission and from each jurisdiction in which it was licensed or registered as a securities broker-dealer, as well as its membership in FINRA, the NASDAQ Stock Market, and the International Securities Exchange. CCS’ withdrawal from all such regulatory authorities became effective in November 2012. CCS conducted no securities-related business activities since May 2011. Currently, we have two operating U.S. broker-dealer subsidiaries: JVB and CCPR. In addition, our European subsidiary, CCFL, is regulated by the Financial Services Authority (“FSA”) in the United Kingdom.

Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, asset-backed securities (“ABS”), MBS, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, Small Business Administration loans (“SBA loans”), U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks and, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We had offered execution and brokerage services for equity derivative products until December 31, 2012 when we sold our equity derivatives brokerage business to a new entity owned by two of our former employees. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition, PrinceRidge has a funding desk that acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions through the use of repurchase agreements. Recently, PrinceRidge established a trading desk for “to-be-announced” securities (“TBAs”). TBAs are forward mortgage-backed securities whose collateral remain unknown until just prior to the trade settlement. The objective of the TBA business is to provide liquidity to institutional mortgage originators who hedge their mortgage pipelines. In addition to providing credit for MBS trading lines, PrinceRidge offers hedging strategies, trading of specified pools, and financing for qualified originators. The TBA desk offers a wide range of solutions for institutional clients seeking to enhance mortgage pipeline execution and overall portfolio profitability.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, (2) new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging and placing the issuance of newly created debt, equity, and hybrid financial instruments. Our Capital Markets business segment has offices in Boca Raton, Charlotte, Chicago, Houston, London, New York, Paris, Philadelphia, Reston (Virginia), Ridgefield (Connecticut), and Sparks (Maryland).

We have been in the Capital Markets business since our inception. Our Capital Markets business segment has transformed over time in response to market opportunities and the needs of our clients. The initial focus was on sales and trading of listed equities of small financial companies with a particular emphasis on bank stocks. Early on, a market opportunity arose for participation in a particular segment of the debt market, the securitization of TruPS. We began assisting small banks in the issuance of TruPS through securitized pools. These investment vehicles were structured and underwritten by large investment banks while our broker-dealer typically participated as a co-placement agent or selling group member. We also participated in the secondary market trading of these securities between institutional clients.

For the better part of a decade, we have actively engaged in the brokering of TruPS and pooled TruPS in the secondary market. However, there has been essentially no new issuance of pooled TruPS since 2007 because the credit market disruption resulted in market yields that are much higher than banks are willing to pay to issue securities into an investment vehicle. However, while new issuance activity closed down, secondary trading volumes increased dramatically. A large number of entities were motivated or forced to sell their holdings. Reasons for selling included margin calls on financed assets, hedge fund redemptions, ratings downgrades, warehouse liquidations, and investment vehicles breaching covenants and liquidating. At the same time, investors who had historically invested in the initial issuance of these securities were not as active in the market. We recognized that the conditions that caused increased secondary trading opportunities in the TruPS market also existed in other credit-based fixed income markets including corporate bonds, RMBS, CMBS, European credit securities, and leveraged finance securities (high yield bonds and leveraged loans).

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from exclusively focusing on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with more diversified revenue streams primarily from trading activity. Over the past five years, we have hired many sales and trading professionals with expertise in areas that complement our core competency in structured credit. In 2011, our acquisitions of JVB and PrinceRidge further expanded our Capital Markets platform. As a result of these acquisitions, our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008, to 119 sales and trading professionals and 16 investment banking professionals as of December 31, 2012. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes, and bolster the service capabilities of our Capital Markets business segment.

Trades in our Capital Markets business segment can be either “riskless” or risk-based. “Riskless trades” are transacted with a customer order in hand, resulting in limited risk to us. “Risk-based trades” involve us owning the securities and thus placing our capital at risk. Such risk-based trading activity may include the use of leverage. In recent years, we began to utilize more leverage in our Capital Markets business segment. We believe that the prudent use of capital to facilitate client orders increases trading volume and profitability. Any gains or losses on securities that we have purchased in the secondary market are recorded in our Capital Markets business segment, whereas any gains or losses on securities that we retained in our sponsored investment vehicles are recorded in our Principal Investing business segment.

Asset Management

Our Asset Management business segment manages assets within a variety of investment vehicles, including CDOs, permanent capital vehicles, managed accounts, and investment funds. We earn management fees for our ongoing asset manager services provided to these investment vehicles, which may include fees both senior and subordinate to the securities issued by the investment vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2012, we had $6.3 billion in AUM, of which 95.7%, or $6.1 billion, was in CDOs we manage.

Our AUM increased from $965.8 million at December 31, 2003, to $6.3 billion at December 31, 2012, but has declined year-to-year since 2007. AUM refers to assets under management, and equals the sum of: (1) the gross assets included in the CDOs that we have sponsored and/or manage; plus (2) the gross assets accumulated and temporarily financed in warehouse facilities during the accumulation phase of the securitization process, which gross assets are intended to be included in CDOs; plus (3) the net asset value (“NAV”) of the permanent capital vehicles and investment funds we manage; plus (4) the NAV of other managed accounts. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our AUM measure includes, for instance, certain AUM for which we charge either no or nominal fees, such as assets in the accumulation phase for future securitization. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.

As of December 31, 2012, we had four subsidiaries that act as collateral managers and investment advisors to the CDOs that we manage. With the exception of CCFL, these entities are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisors Act”). CCFL is regulated by the FSA.

Subsidiary	Product Line	Asset Class
Cohen & Company Financial Management, LLC	Alesco	Bank and insurance TruPS, subordinated debt of primarily U.S. companies

Dekania Capital Management, LLC	Dekania U.S., Dekania Europe 1 & 2	Bank and insurance TruPS, subordinated debt of primarily European companies

CCFL	Neptuno III, Dekania Europe 3, Xenon	Corporate loans, broadly syndicated leverage loans, bank and insurance TruPS and subordinated debt, commercial real estate debt of primarily European companies

Cira SCM, LLC	Kleros, Libertas, Scorpius	ABS

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

The chart below shows changes in our AUM by product line for the last five years.

	2008	2009	2010	2011	2012
	(Dollars in millions)
Alesco (1)	$8,566	$7,110	$2,845	$2,609	$2,623
Dekania U.S.	654	615	604	543	514
Dekania Europe (2) (3)	1,625	1,570	1,423	1,346	975
Emporia (4)	1,170	—	—	—	—
Kleros (5)	9,341	5,308	3,955	2,533	1,114
Libertas (5)	412	86	76	20	21
Scorpius	441	—	—	—	—
Non-Profit (6)	391	—	—	—	—
Neptuno (2) (7)	887	881	827	809	805

Total Completed CDO AUM	23,487	15,570	9,730	7,860	6,052
Pre-Close CDO AUM	177	—	—	—	—
Permanent Capital Vehicles, Investment Funds and Other	627	636	589	203	274

Total AUM	$24,291	$16,206	$10,319	$8,063	$6,326

(1)	On July 29, 2010, we completed the sale of our Alesco X-XVII contracts to an unrelated third party. For more information see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 57.
(2)	Dekania Europe and Neptuno portfolios are denominated in Euros. For purposes of the table above they have been converted to U.S. dollars at the prevailing exchange rates at the points in time presented.

(3)	During the third quarter of 2012, we resigned as asset manager of the Xenon deal and agreed to forego certain collateral manager rights that were unique to this CDO, related to the auction provisions.
(4)	On February 27, 2009, we completed the sale of our Emporia CLO contracts to an unrelated third party. For more information see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 57.
(5)	On March 29, 2011, we completed the sale of our investment advisory agreements relating to a series of closed-end distressed debt funds, known as the Deep Value funds, and certain separately managed accounts to a new entity owned by two of our former employees, known as Strategos Capital Management, LLC. At the same time, we changed the name of our wholly owned subsidiary that previously served as the investment advisor from Strategos Capital Management, LLC to Cira SCM, LLC. This entity still serves as the collateral manager for the Kleros and Libertas portfolios. In connection with the transaction, we entered into a sub-advisory agreement to employ Strategos Capital Management, LLC to render advice and assistance with respect to collateral management services to the Kleros and Libertas portfolios.
(6)	On March 18, 2009, we completed the assignment of our non-profit management contract to an unrelated third party.
(7)	Prior to August 2012, we served only as the junior manager of the Neptuno CLO and we shared the management fees equally with the lead manager. In August 2012, we became lead manager (and remained as junior manager). Subsequent to becoming the lead manager, we earn all of the management fees related to the Neptuno CLO.

CDO Asset Classes:

A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. We have originated assets for, served as co-placement agent for, and continue to manage this type of investment vehicle, which is generally structured as a trust or other special purpose vehicle. In addition, we invested in some of the debt and equity securities initially issued by the CDOs, gains and losses of which are part of our Principal Investing business segment.

The credit crisis caused available liquidity, particularly through CDOs and other types of securitizations, to decline precipitously. Our ability to accumulate assets for securitization effectively ended with the market disruption. We securitized $14.8 billion of assets in 16 trusts during 2006; $17.8 billion of assets in 16 trusts during 2007; $400 million of assets in one trust during 2008; and zero assets in zero trusts during 2009, 2010, 2011, and 2012.

These structures can hold different types of securities. Historically, we have focused on the following asset classes: (1) United States and European bank and insurance TruPS and subordinated debt; (2) United States ABS, such as MBS and commercial real estate loans; (3) United States corporate loans; and (4) United States obligations of non-profit entities.

We generate asset management revenue for our services as asset manager. Many of our sponsored CDOs, particularly those where the assets are bank TruPS and ABS, have experienced asset deferrals, defaults, and rating agency downgrades that reduce our management fees. In 16 out of 19 of our ABS deals, the extent of the deferrals, defaults, and downgrades caused credit-related coverage tests to trigger an event of default. Under an event of default, the senior debt holders in the structure can generally force a liquidation of the entity. To date, 13 of our ABS structures have been liquidated following an event of default, and one is in the process of liquidating. In addition, all of the bank TruPS structures we manage and all of the ABS structures we manage have experienced high enough levels of deferrals, defaults, and downgrades to reduce our subordinated management fees to zero. In a typical structure, any failure of a covenant coverage test redirects cash flow to pay down the senior debt until compliance is restored. If compliance is eventually restored, the entity will resume paying subordinated management fees to us, including those that accrued but remained unpaid during the period of non-compliance.

A description of each of our remaining CDO product lines is set forth below.

Alesco, Dekania, and Xenon. Cohen & Company Financial Management, LLC manages our Alesco platform. Dekania Capital Management, LLC manages the first four Dekania deals that were issued, which include both Dekania U.S. (denominated in U.S. dollars) and Dekania Europe (denominated in Euros) structures. CCFL manages the last Dekania Europe and managed the only Xenon product line that was issued until August 2012 when CCFL resigned as manager of the Xenon product line and agreed to forego certain collateral manager rights; both of these deals are/were Euro-denominated. From September 2003 through December 31, 2012, we originated or placed approximately $11.9 billion in subordinated financing in the form of TruPS and surplus notes issued by banks, bank holding companies, thrift holding companies, and insurance companies in the United States and Europe. As of December 31, 2012, we managed nine Alesco deals, two Dekania U.S. deals, and three Dekania Europe deals. We have five professionals who are primarily focused on these programs.

In general, our Alesco and Dekania deals have the following terms. We receive senior and subordinate management fees, and there is a potential for incentive fees on certain deals if equity internal rates of return are greater than 15%. We can be removed as manager without cause if 66.7% of the rated note holders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior note holders vote to remove us when certain over-collateralization ratios fall below 100%. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. “Cause” includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a non-call period for the equity holders, which ranges from three to six years. Once this non-call period expires, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. In ten years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction of the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. Any failure of an over-collateralization coverage test redirects interest to paying down notes until compliance is restored. The securities mature 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.

Our aggregate Alesco, Dekania, and Xenon AUM have increased from approximately $965.8 million as of December 31, 2003, to approximately $4.1 billion as of December 31, 2012, but has declined year-to-year since 2007.

Kleros/Libertas/Scorpius. Cira SCM, LLC manages our Kleros, Libertas, and Scorpius programs. We have completed 13 deals under the Kleros and Kleros Real Estate brand names, collateralized by high grade RMBS (generally backed by securities initially rated single A or higher). We have also completed five deals under the Libertas brand name, collateralized by mezzanine grade ABS (generally backed by securities initially rated BBB on average), and one deal under the Scorpius brand name, collateralized by synthetic mezzanine grade ABS (generally backed by synthetic or credit default swap securities). During 2008, as a result of turmoil in the credit markets and the real estate sector in particular, one of the Kleros Real Estate and two of the Libertas deals were liquidated. In 2009, the one Scorpius deal and one of the Kleros deals were liquidated. In 2011, two of the Kleros Real Estate deals, one of the Kleros deals, and one of the Libertas deals were liquidated. In 2012, one of the Kleros Real Estate deals and three of the Kleros deals were liquidated. In early 2013, one of the Kleros deals was in the process of liquidating.

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

In general, our Kleros and Libertas deals have the following terms. We receive senior management fees. All of the subordinate management fees have been deferred with no potential for collection, and there is no potential for incentive fees. Typically, we cannot be removed as manager without cause. We can be removed as manager for cause if 66.7% of the controlling class of note holders or a majority of equity holders vote to remove us. In general, cause includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution, as well as an event of default. Certain of the deals have a reinvestment period after closing, which ranges from three to five years, during which the manager may sell and purchase collateral for the portfolio; such reinvestment period is terminated upon the occurrence of an event of default. Typically, there is a three or four year non-call period for the equity holders. Once this non-call period expires, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. In seven or eight years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction for the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the notes and all expenses. There is no protection for equity holders in an auction call. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. The securities mature 40 to 45 years from closing. An event of default will occur if certain credit covenant ratios drop below specific levels. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable. As of December 31, 2012, only two of our Kleros deals and one of our Libertas deals have not yet triggered an event of default.

AUM in our Kleros, Libertas, and Scorpius product lines increased from $996.0 million as of December 31, 2005, to $24.3 billion as of December 31, 2007, reflecting a compound annual growth rate of 394%. This period of rapid growth was driven by high levels of home price appreciation as well as the loosening of mortgage underwriting standards which generated record mortgage origination volume. In 2007, many regions of the country started reporting declining home prices. The aggressive underwriting standards and declining home prices led to higher than anticipated delinquencies, defaults, and losses. AUM declined to $1.1 billion as of December 31, 2012.

Neptuno. CCFL acts as lead and junior investment manager to Neptuno CLO III B.V. (“Neptuno III”), a limited liability company incorporated under the laws of the Netherlands. In September 2012, CCFL assumed the lead investment management role from a large European bank. In conjunction with assuming the lead investment management role, CCFL hired a team of ten portfolio managers who are located in Madrid, Spain. Neptuno III is comprised of European broadly syndicated corporate loans. Neptuno III was initially securitized in December 2007.

In general, Neptuno III has the following terms. We receive senior and subordinate management fees, and there is no potential to earn incentive fees. We cannot be removed as investment manager without cause. We can be removed as investment manager for cause if 66.7% of the senior note holders and 66.7% of the equity holders vote to remove us. Cause includes unremedied violations of the collateral management agreement or trust deed, breach of the collateral management agreement that is not cured within 30-60 days, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a six year reinvestment period after closing during which the manager may sell and purchase collateral for the deal. After the last day of the reinvestment period, collateral principal collections will be applied to pay down the notes sequentially. There is a three year non-call period for the equity holders. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as the liquidation of collateral generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. Any failure of over-collateralization coverage tests redirects interest to pay down notes until compliance is restored. Any failure of interest diversion tests during the reinvestment period redirects interest to purchasing collateral until compliance is restored. The maturity of the securities is 17 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.

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

EuroDekania

EuroDekania Limited (“EuroDekania”) is a Guernsey closed end fund that is externally managed by CCFL. EuroDekania invests in hybrid capital securities of European banks and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds. EuroDekania began operations in March 2007 when it raised approximately €218 million in net proceeds from a private offering of securities, of which we invested €5.3 million. In addition, we made follow-on investments in EuroDekania through secondary trades of $0.3 million in August 2010, $0.4 million in May 2011, $0.1 million in June 2011, and $15 thousand in November 2012.

Our Chairman and Chief Executive Officer, Daniel G. Cohen, serves as one of five members of the board of directors of EuroDekania. As of December 31, 2012, we owned approximately 10% of EuroDekania’s outstanding shares, which were valued at $2.1 million. At December 31, 2012, EuroDekania had an estimated NAV of $20.6 million.

MFCA / Tiptree

Muni Funding Company of America, LLC (“MFCA”) was a Delaware limited liability company that we managed until March 18, 2009. MFCA primarily invested in securities exempt from United States federal income taxes directly or through structured tax-exempt pass-through vehicles which are similar in nature to CDOs, as well as other structured credit entities. MFCA began operations in June 2007 when it raised approximately $159 million of net proceeds from a private offering of securities, of which we invested $5.0 million. In June 2009, MFCA completed a rights offering in which we invested $0.6 million.

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

Our Chairman and Chief Executive Officer, Daniel G. Cohen, served as a member of the board of directors of MFCA until June 23, 2011, and our former President, Christopher Ricciardi, served as a member of the board of directors of MFCA until March 18, 2009. As of December 31, 2012, we owned approximately 1% of Tiptree’s outstanding shares, which were valued at $2.8 million.

In December 2012, Tiptree announced that it had entered into an agreement to combine its business with that of its majority-owned subsidiary, Care Investment Trust Inc. (OTCQX: CVTR) (“CVTR”), a real estate investment company that invests in healthcare and seniors-related real estate. CVTR and Tiptree have signed a contribution agreement pursuant to which each company will contribute substantially all of their assets to Tiptree Operating Company LLC, a newly-formed Delaware limited liability company. CVTR and Tiptree will own proportionate interests in Tiptree Operating Company LLC. At closing, CVTR will change its name to “Tiptree Financial Inc.” and will remain a public company. Tiptree Financial Inc. will be a financial services operating company that will hold and manage both companies’ assets and operate both companies’ businesses.

Star Asia

Star Asia Finance, Limited (“Star Asia”) is a Guernsey closed end fund that is externally managed by Star Asia Management Ltd. (“Star Asia Manager”), which is a 50/50 joint venture between us and Star Asia Mercury LLC (formerly, Mercury Partners, LLC), a third party real estate investment management company. Star Asia Manager charges Star Asia an annual management fee of 1.75% of realized NAV. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of real estate investment trusts (“REITs”) and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments and in real property in Japan. Star Asia began operations in March 2007 when it raised approximately $255 million in net proceeds from a private offering of securities, of which we invested $10.0 million. Star Asia completed rights offerings in April 2008, raising approximately $49 million in net proceeds, of which we invested $7.0 million, and in March 2010, raising $5.7 million in net proceeds, of which we invested $1.3 million. In 2008, 2009, 2010, 2011, and 2012 we made follow-on investments of $0.4 million, $0.1 million, $4.5 million, $0.4 million, and $0.1 million, respectively, in Star Asia through secondary trades.

Our Chairman and Chief Executive Officer, Daniel G. Cohen, is one of three members of the board of directors of Star Asia. As of December 31, 2012, we owned approximately 28% of Star Asia’s outstanding shares, which were valued at $30.2 million. At December 31, 2012, Star Asia had a NAV of $145.3 million.

Managed Accounts:

We provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management services primarily to European family offices and high net worth individuals. The investment focus is on CDO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts has grown to $43.9 million at December 31, 2012.

In addition, our Kleros and Libertas CDO team provided investment management services to a state’s retirement system and a third party asset manager for portfolios of mortgage securities until March 29, 2011 when we completed the sale of the investment advisory agreements. For these services, we were paid annual management fees of 0.5%-1.5% of the net asset value of the aggregate AUM.

Investment Funds:

Star Asia SPV

In March 2010, Star Asia raised approximately $19.6 million in net proceeds in a rights offering through the Star Asia Special Purpose Vehicle (“Star Asia SPV”), of which we invested $4.1 million. Star Asia SPV was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s March

2010 rights offering. Investors in Star Asia’s March 2010 rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV are entitled to receive investment returns on the assets held in Star Asia SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. Star Asia SPV is externally managed by Star Asia Manager. As of December 31, 2012, we owned approximately 31% of Star Asia SPV’s outstanding shares, which were carried at $1.4 million.

Star Asia Opportunity

In August 2011, approximately $14.7 million in proceeds were raised in an equity offering through Star Asia Opportunity, LLC (“Star Asia Opportunity”), of which we invested $4.1 million. Star Asia Opportunity was formed to partially finance the acquisition of seven real estate properties in Tokyo, Japan. As of December 31, 2012, all seven of such real estate properties had been sold. Star Asia Capital Management serves as external manager to Star Asia Opportunity and charges Star Asia Opportunity an annual management fee of 1.25% of equity. As of December 31, 2012, we owned approximately 28% of Star Asia Opportunity’s outstanding equity interests, which were carried at $22 thousand. It is anticipated that Star Asia Opportunity will be fully liquidated during 2013 upon settlement of residual expenses and that any excess cash will be returned to the equity holders.

Star Asia Opportunity II

In August 2012, approximately $23.1 million in proceeds were raised in an equity offering through Star Asia Opportunity II, LLC (“Star Asia Opportunity II”), of which we invested $4.7 million. Star Asia Opportunity II was formed to finance the acquisition of one real estate property in Japan. Prior to December 20, 2012, we owned 20% of Star Asia Opportunity II. On December 20, 2012, Star Asia Opportunity II was reorganized. During the reorganization, we monetized a portion of our investment in Star Asia Opportunity II and a portion of Star Asia Opportunity II’s underlying assets were contributed into a new Japanese investment fund, Star Asia Japan Special Situations LP (“Star Asia Special Situations Fund”). Pursuant to the reorganization, we received $2.5 million in cash and a 6% interest in the Star Asia Special Situations Fund. Star Asia Capital Management served as external manager to Star Asia Opportunity II and charged Star Asia Opportunity II an annual management fee of 1.25% of equity. As of December 31, 2012, we no longer had an investment in Star Asia Opportunity II. Star Asia Opportunity II still exists and is owned by two unrelated third parties, and its only asset is an investment in a sub fund, Star Asia Japan Special Situations Sub LP, an entity jointly owned by Star Asia Opportunity II and the Star Asia Special Situations Fund.

Star Asia Special Situations Fund

In December 2012, we, along with two other unrelated third parties, sponsored the creation of a new investment fund, the Star Asia Special Situations Fund. The Star Asia Special Situations Fund is an investment fund that primarily invests in real estate and securities backed by real estate in Japan. In particular, the focus is on stressed or defaulted Japanese commercial real estate securitized debt and equity with one or more of the following characteristics: (i) commercial mortgage-backed securities, A-notes, B-notes, mezzanine loans, whole loans, convertible debt, unsecured debt, preferred equity, direct equity or partnership units, (ii) defaulted or a high likelihood of defaulting within two years, (iii) motivated sellers (resulting from regulatory, liquidity, or fund maturity issues), (iv) clearly defined control rights, (v) a controlling class, and/or (vi) fully disclosed transaction documents. The Star Asia Special Situations Fund is a closed end fund that does not offer investor redemptions. It has an initial life of three years, which can be extended under certain circumstances. Star Asia Partners Ltd. (“SAP GP”) serves as the general partner for the Star Asia Special Situations Fund and Star Asia Advisors Ltd. (“SAA Manager”) serves as the external manager of the Star Asia Special Situations Fund. As of December 31, 2012, we owned approximately 6% of the Star Asia Special Situations Fund, 33% of SAP GP, and 33% of SAA Manager.

The general terms of investments in the Star Asia Special Situations Fund include a minimum capital contribution of 500 million Japanese Yen, no redemptions, interim closings may occur until the nine-month anniversary of the initial closing, two-year investment period with optional one-year extension, committed capital must be drawn within the investment period, 10% maximum concentration in non-income producing land, orderly liquidation upon certain events, and a 1.25% annual management fee paid quarterly.

At the option of SAP GP or after the expiration of the investment period, the Star Asia Special Situations Fund will begin to distribute at least annually all net cash available for distribution as follows:

1. Return of Capital: 100% to the limited partner investors in proportion to their capital contributions until the aggregate cumulative distributions equal their aggregate capital contributions;

2. Preferred Return”: Then, 100% to the limited partner investors until each has received a return of 8% compounded annually on their total capital contributions for the period during which they were outstanding; and

3. Carried Interest: Then, 80% to the limited partner investors and 20% to the general partners.

We will earn management fees through our ownership interest in SAA Manager, which will be based on the realized NAV of the Star Asia Special Situations Fund. As described above, we may also earn carried interest based on the performance of the Star Asia Special Situations Fund. The Star Asia Special Situations Fund has an expected term of three years from the initial closing, but can be extended for one year by SAP GP. In addition, we may earn investment returns on our investment in the Star Asia Special Situations Fund through our Principal Investing business segment.

During 2012, we invested $1.8 million in the Star Asia Special Situations Fund and had $0.7 million of unrealized gains on our investment. As of December 31, 2012, the estimated NAV of the Star Asia Special Situations Fund was $44 million and our investment was valued at $2.5 million.

Deep Value

We had an investment in and served as external manager of a series of closed-end, distressed debt funds and other related entities that we refer to collectively as Deep Value. Deep Value earned investment returns by investing in a diversified portfolio of ABS consisting primarily of RMBS and other real estate related securities, as well as other United States real estate related assets and related securities. Deep Value’s management team consisted primarily of investment professionals from our Kleros and Libertas CDO team. On March 29, 2011, we completed the sale of our investment advisory agreements relating to Deep Value and certain separately managed accounts to a new entity owned by two of our former employees. We retained our ownership in the general partners of the existing Deep Value funds and our rights to receive incentive fees from the Deep Value funds that had not yet been liquidated. While Deep Value was owned by us, we launched three master funds. We formed the initial fund in October 2007, which consummated its first closing in April 2008 and successfully completed its liquidation in December 2010; the second fund consummated its first closing in February 2009 and successfully completed its liquidation in June 2011; and the third fund closed in December 2009 and successfully completed its liquidation in December 2012. The first master fund had two feeder funds. One feeder fund was referred to as the “onshore fund” and was designed for investors that are non-tax-exempt United States taxpayers. Foreign and United States tax-exempt investors invested through a second feeder fund referred to as the “offshore fund”. The second master fund did not have feeder funds. The third master fund had an offshore feeder fund only. Investors held limited partnership interests in the feeder funds (in the case of the first and third master fund) or in the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit GP, LLC (the “Deep Value GP”) served as the general partner for the feeder funds (in the case of the first master fund) and as the general partner of the master fund itself (in the case of the second master fund). The Strategos Deep Value Credit II GP, LLC (the “Deep Value GP II”), served as the general partner for the offshore feeder fund (in the case of the third master fund). Deep Value GP and Deep Value GP II are collectively referred to as the “Deep Value GPs”.

Until March 29, 2011, we served as external manager of Deep Value. We owned 50% of the general partner of the first and second master funds and owned 40% of the general partner of the third master fund. In addition, we made limited partnership investments in certain of the feeder funds.

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

2. Preferred Return: Then, 100% to the limited partner investors until each received a return of 10% (in the case of the first two master funds) and 8.0% (in the case of the third master fund) compounded annually on each investor’s total capital contributions for the period during which they were outstanding;

3. First Tier Incentive Fee: Then, 80% to the Deep Value GPs and 20% to the limited partner investors until the aggregate distributions made to the general partner equal 20% of the cumulative distributions made to all limited partner investors pursuant to the Preferred Return and this First Tier Incentive Fee; and

4. Second Tier Incentive Fee: Then, 80% to the limited partner investors and 20% to the Deep Value GPs.

We earned management fees based on the drawn committed capital of Deep Value during the first year after the final closing and, thereafter, based on NAV of Deep Value; however, we did not earn management fees on our own investment in Deep Value. As described above, we could also earn incentive fees based on the performance of Deep Value upon liquidation. We earned a $6.2 million incentive fee upon the successful liquidation of the first Deep Value fund during the second half of 2010, a $4.4 million incentive fee upon the successful liquidation of the second Deep Value fund during mid-2011, and a $1.7 million incentive fee upon the successful liquidation of the third Deep Value fund at the end of 2012. The Deep Value funds had an expected term of three years from the final closing, but could be extended for one year by The Deep Value GP and could be extended for an additional year with the approval of Deep Value’s advisory board. The advisory board was comprised of representatives from select limited partners not affiliated with the Deep Value GP or us. In addition, we earned investment returns on our investment in Deep Value through our Principal Investing business segment.

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

Brigadier

We had an investment in and served as external manager of a series of investment funds and related entities that we refer to collectively as “Brigadier.” Brigadier, formed by us in 2006 and liquidated in 2010, was a series of investment funds that primarily earned investment returns by investing in various fixed income and credit-related investments and related securities through a master fund. Brigadier had a single master fund and two feeder funds. One feeder fund was referred to as the “onshore feeder fund” and was designed for investors that are non-tax-exempt U.S. tax payers. Foreign and U.S. tax-exempt investors invested through a second feeder fund referred to as the “offshore feeder fund.” We were the general partner and made an initial investment in the offshore feeder fund. In addition to being general partner of the onshore feeder fund, we made an investment as a limited partner as well.

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

Investments in Permanent Capital Vehicles:

EuroDekania. We made an initial investment of €5.3 million in EuroDekania in its initial private offering of securities in March 2007. In August 2010, May 2011, June 2011, and November 2012, we purchased an additional $0.3 million, $0.4 million, $0.1 million, and $15 thousand, respectively, in secondary trades. In addition to changes in the NAV of the entity, the value of our investment is impacted by changes in the U.S. dollar-Euro currency exchange rate due to the fact that our investment in EuroDekania is denominated in Euros. During 2012, we recorded $0.3 million of investment losses on our investment in EuroDekania. As of December 31, 2012, we owned approximately 10% of EuroDekania, and our 1.4 million shares of EuroDekania were valued at $2.1 million.

MFCA/Tiptree. We made an initial investment of $5.0 million in MFCA in its initial private offering of securities in June 2007 and a follow-on investment of $0.6 million in its rights offering in June 2009. In June 2011, MFCA was merged into Tiptree, a diversified financial services holding company that was organized in 2007 and primarily focuses on the acquisition of majority control equity interests in financial services businesses. In December 2012, Tiptree announced that it had entered into an agreement to combine its business with that of its majority-owned subsidiary, CVTR). The combined company will be a financial services operating company and will remain a public company. During 2012, we recorded $0.3 million of investment gains on our investment in MFCA/Tiptree. As of December 31, 2012, we owned approximately 1% of Tiptree, and our 111,133 shares of Tiptree were valued at $2.8 million.

Star Asia. We made an initial investment of $10.0 million in Star Asia in its initial private offering of securities in March 2007. We also made follow-on investments in its rights offerings in April 2008 and March 2010, in the amounts of $7.0 million and $1.3 million, respectively. In addition, we made follow-on investments through secondary trades of $0.4 million in 2008, $0.1 million in 2009, $4.5 million in 2010, $0.4 in 2011, and $0.1 million in 2012. During 2012, we recorded $7.3 million of investment losses on our investment in Star Asia, of which $5.5 million was attributable to foreign exchange losses due to the weakening of the Japanese Yen. As of December 31, 2012, we owned approximately 28% of Star Asia and our 4.6 million shares of Star Asia were valued at $30.2 million, or $6.60 per share. During 2010 and 2012, we put in place Japanese Yen-based forward contracts to partially hedge fluctuations in the investment value of Star Asia. These forward contracts were terminated in October 2011 and November 2012. We recorded $40 thousand of investment gains related to our investment in these forward contracts during 2012.

Investment in Investment Funds:

Star Asia Special Situations Fund. The Star Asia Special Situations Fund was created in December 2012 through the reorganization of Star Asia Opportunity II. As part of the reorganization of Star Asia Opportunity II, we received a 6% interest in the Star Asia Special Situations Fund, the value of which will be impacted by the fund’s returns and distributions. As it is a closed-end fund, investors in the Star Asia Special Situations Fund do not have redemption rights. At December 31, 2012, the Star Asia Special Situations Fund had an estimated NAV of $44 million. As of December 31, 2012, our 6% interest in the Star Asia Special Situations Fund had a carrying value of approximately $2.5 million. During 2012, we recorded $0.7 million of investment gains on our investment in the Star Asia Special Situations Fund.

Other Investments:

Investments in Equity Method Affiliates. Our investments that are classified as equity method affiliates include: Star Asia Manager, Star Asia SPV, Star Asia Opportunity, Star Asia Capital Management, Star Asia Opportunity II, SAA Manager, SAP GP, Deep Value GP, and Deep Value GP II. For a discussion of the equity method affiliates accounting see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 57.

•

Star Asia Manager. We have an investment in Star Asia Manager, which serves as external manager to Star Asia. We and our joint venture partner, Star Asia Mercury LLC (formerly Mercury Partners LLC), each own 50% of Star Asia Manager. Therefore, the value of our investment in Star Asia Manager changes by 50% of Star Asia Manager’s net income or loss. As of December 31, 2012, our investment in Star Asia Manager had a carrying value of $0.5 million.

•

Star Asia SPV. Our investment in the Star Asia rights offering in March 2010 was made through a special purpose entity, Star Asia SPV. As of December 31, 2012, Star Asia SPV had an estimated NAV of approximately $7.0 million. We own approximately 31% of Star Asia SPV. As of December 31, 2012, our investment in Star Asia SPV had a carrying value of $1.4 million.

•

Star Asia Opportunity. In August 2011, Star Asia Opportunity was capitalized through a $14.7 million equity offering. Currently, Star Asia Opportunity is in the process of winding down and its only asset is cash. As of December 31, 2012, Star Asia Opportunity had an estimated NAV of approximately $80 thousand. We own approximately 28% of Star Asia Opportunity. As of December 31, 2012, our investment in Star Asia Opportunity had a carrying value of $22 thousand.

•

Star Asia Capital Management. We have an investment in Star Asia Capital Management, which serves as external manager to Star Asia Opportunity and served as the external manager to Star Asia Opportunity II. We own 33% of Star Asia Capital Management. Therefore, the value of our investment in Star Asia Capital Management changes by 33% of Star Asia Capital Management’s net income or loss. As of December 31, 2012, our investment in Star Asia Capital Management had a carrying value of $(92) thousand.

•

Star Asia Opportunity II. In August 2012, Star Asia Opportunity II was capitalized through a $23.1 million equity offering. Prior to December 20, 2012, we owned 20% of Star Asia Opportunity II. On December 20, 2012, Star Asia Opportunity II was reorganized. During the reorganization, we monetized a portion of our investment in Star Asia Opportunity II and a portion of Star Asia Opportunity II’s underlying assets were contributed into the new Star Asia Special Situations Fund. In connection with the reorganization, we received $2.5 million in cash and a 6% interest in the Star Asia Special Situations Fund. As of December 31, 2012, we no longer had an investment in Star Asia Opportunity II. Star Asia Opportunity II still exists and is owned by two unrelated third parties, and its only asset is an investment in a sub fund, Star Asia Japan Special Situations Sub LP, an entity jointly owned by Star Asia Opportunity II and the Star Asia Special Situations Fund.

•

SAA Manager. We own 33% of SAA Manager, which serves as external manager to the Star Asia Special Situations Fund. Therefore, the value of our investment in SAA Manager changes by 33% of SAA Manager’s net income or loss. As of December 31, 2012, our investment in SAA Manager had a carrying value of $(8) thousand.

•

SAP GP. We own 33% of SAP GP, the general partner of the Star Asia Special Situations Fund. Therefore, the value of our investment in SAP GP changes by 33% of SAP GP’s net income or loss. As of December 31, 2012, we had not recognized any income or loss related to SAP GP.

•

Deep Value GP. We served as external manager of the first two Deep Value funds and we own 50% of the general partner of the onshore and offshore feeder funds of the first two Deep Value funds (the “Deep Value GP”). Therefore, the value of our investment in Deep Value GP changes by 50% of Deep Value GP’s net income or loss. We made an initial investment in Deep Value GP of $0.1 million in May 2008. As of December 31, 2012, our investment in Deep Value GP had a carrying value of approximately $7 thousand. The first two Deep Value funds are fully liquidated and we anticipate that Deep Value GP will make its final liquidation payment in 2013 after all expenses have been paid.

•

Deep Value GP II. We served as external manager of the third Deep Value fund and we own 40% of the general partner of the offshore feeder fund of the third Deep Value fund (the “Deep Value GP II”). Therefore, the value of our investment in Deep Value GP II changes by 40% of Deep Value GP II’s net income or loss. As of December 31, 2012, our investment in Deep Value GP II had a carrying value of approximately $39 thousand. The third Deep Value fund is fully liquidated and we anticipate that Deep Value GP II will make its final liquidation payment in 2013 after all expenses have been paid.

Investments in CDO and Other Securities. We have invested in various original issuance securities of the deals we have sponsored and certain other deals that we have not sponsored. We have also received options or warrants in publicly traded securities as payment for certain investment banking services that we have provided. In addition, upon the closing of the Merger, we assumed ownership of the investments that AFN had made prior to the closing of the Merger. As of December 31, 2012, we had approximately $0.8 million in fair value of these CDO and other securities.

Previous Investments:

Deep Value. We seeded Deep Value with an initial capital commitment of $15 million at its inception in April 2008. The initial capital commitment was drawn during the following six months. This initial investment was subsequently impacted by the fund’s returns and distributions. As they were closed-end funds, investors in Deep Value did not have redemption rights. In December 2009, Deep Value started distributing net cash available for distribution. From December 2009 through December 2010, we received $24.2 million of these distributions. Our net investment in Deep Value was fully distributed in 2011 with a final immaterial distribution.

Duart Fund. We seeded the Duart Global Deep Value Securities Fund LP (“Duart Fund”) with a $4.5 million investment in September 2010. The Duart Fund was a specialized deep value and special situations opportunity fund. The Duart Fund’s investment objective was to provide superior absolute returns by investing primarily in a portfolio of long and short positions in public and private real estate equity securities, equity-linked securities, or debt securities (including, but not limited to, convertible debt, debt with warrants, warrants, and credit default swaps related to real estate securities) and partnership or fund interests in the real estate industry globally. We did not manage the Duart Fund but we own 20% of the investment manager. Effective December 31, 2010, we submitted a redemption notice to the Duart Fund to redeem 100% of our capital. We received our redemption in April 2011 in the amount of $3.8 million. During 2010 and 2011, we recorded investment losses of $0.2 million and $0.5 million, respectively, on our investment in the Duart Fund. In addition, we funded $2.0 million into the manager of the Duart Fund, which resulted in losses of $1.3 million in 2010 and $0.7 million in 2011. We have no further funding obligation related to the Duart Fund or its manager.

Brigadier. We seeded Brigadier with an initial investment of $30 million at its inception in May 2006. The initial investment was subsequently impacted by the fund’s returns as well as our redemptions. The change in value that is a result of the fund’s returns is what flowed through our Principal Investing business segment statement of operations. Prior to its liquidation in 2010, we redeemed $56.8 million including our initial investment. During 2010, Brigadier was liquidated and our investment was fully redeemed in 2010.

Investments in Publicly Traded Equity Securities. In March 2005, we sponsored the formation of Taberna. Taberna was a separate company through which we spun off our business of originating TruPS primarily issued by REITs and sponsoring and managing investment vehicles collateralized by those assets. We did not manage Taberna. In December 2006, Taberna was acquired by RAIT Financial Trust, a publicly-traded REIT (NYSE: RAS). Our Chairman and Chief Executive Officer, Daniel G. Cohen, is the former Chief Executive Officer and was a trustee of RAIT until he resigned from these positions on February 26, 2010. We sold our 510,434 common shares of RAIT in March 2010.

Employees

As of December 31, 2012, we employed a total of 197 full time professionals and support staff. This number includes 86 employees of our PrinceRidge subsidiary, 63 employees of our JVB subsidiary, 11 employees of our European Capital Markets business segment, 19 employees of our Asset Management business segment, 2 employees of our Principal Investing business segment, and 16 employees of our support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other securities firms. None of our employees is subject to any collective bargaining agreements.

Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms or investment firms. Daniel G. Cohen and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2013 Annual Meeting of Stockholders.

Competition

All areas of our business are intensely competitive and we expect them to remain so. We believe that the principal factors affecting competition in our business include economic environment, quality and price of our products and services, client relationships, reputation, market focus and the ability of our professionals.

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

Our regulated subsidiaries include: CCPR and JVB, each of which is a registered broker-dealer regulated by FINRA and subject to oversight by the Securities and Exchange Commission (“SEC”); CCFL (previously known as EuroDekania Management Limited), a U.K. company regulated by the FSA; and Cohen & Company Financial Management, LLC, Dekania Capital Management, LLC, and Cira SCM, LLC, each of which is a registered investment advisor regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

Certain of our businesses are also subject to compliance with laws and regulations of United States federal and state governments, foreign governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by financial authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or abroad, may directly affect our mode of operation and profitability.

The United States and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders and/or the suspension or expulsion of a broker-dealer or its directors, officers or employees. See “Item 1A — Risk Factors” beginning on page 24.

United States Regulation. CCPR and JVB are registered as broker-dealers with the SEC, are licensed to conduct business, and are members of and regulated by FINRA. Our broker-dealer subsidiaries are subject to the regulations of FINRA and industry standards of practice that cover many aspects of their business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers and employees. FINRA has the power to expel, fine and otherwise discipline member firms and their employees for violations of these rules and regulations. Our United States broker-dealer subsidiaries are also registered as broker-dealers in certain states, requiring us to comply with the laws, rules and regulations of each state in which a broker-dealer subsidiary is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

We are also subject to the USA PATRIOT Act of 2001 (the “Patriot Act”), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence, customer verification, and other compliance policies and procedures. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these new requirements may result in monetary, regulatory and, in the case of the Patriot Act, criminal penalties.

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

Foreign Regulation. Our U.K. subsidiary, CCFL, is authorized and regulated by the FSA. CCFL has FSA permission to carry on the following activities: (1) advising on investments; (2) agreeing to carry on a regulated activity; (3) arranging (bringing about) deals in investments; (4) arranging safeguarding and administration of assets; (5) dealing in investments as agent; (6) dealing in investments as principal; (7) making arrangements with a view to transactions in investments; and (8) managing investments. An overview of key aspects of the U.K.’s regulatory regime, which apply to CCFL, is set out below.

Ongoing regulatory obligations. As an FSA regulated entity, CCFL is subject to the FSA’s ongoing regulatory obligations, which cover the following wide-ranging aspects of its business:

Threshold conditions: The FSA’s Threshold Conditions Sourcebook sets out five conditions which all U.K. authorized firms, including CCFL, must satisfy in order to become and remain authorized by the FSA. These relate to having adequate legal status, an appropriate location for the firm’s registered or head office, fit and proper links, adequate financial and non-financial resources, and the suitability to be and to remain authorized.

Principles for Businesses: CCFL is expected to comply with the FSA’s high-level principles, set out in the Principles for Businesses Sourcebook (the “Principles”). The Principles govern the way in which a regulated firm conducts business and include obligations to conduct business with integrity, due skill, care and diligence, to have appropriate regard for customers’ interests, to ensure adequate and appropriate communication with clients, and to ensure appropriate dialogue with regulators (both in the U.K. and overseas).

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

Conduct of business obligation. The FSA imposes conduct of business rules which set out the obligations to which regulated firms are subject in their dealings with clients and potential clients. CCFL has FSA permission to deal only with eligible counterparties and professional clients in relation to the regulated activities it conducts. The detailed level of the conduct of business rules with which CCFL must comply is dependent on the categorization of its clients, which should be considered in the context of the regulated activity being performed. These rules include requirements relating to the type and level of information which must be provided to clients before business is conducted with or for them, the regulation of financial promotions, procedures for entering into client agreements, obligations relating to the suitability and appropriateness of investments and rules about managing investments and reporting to clients.

Reporting. All authorized firms in the U.K. are required to report to the FSA on a periodic basis. CCFL’s reporting requirements are based on its scope of permissions. The FSA will use the information submitted by CCFL to monitor it on an ongoing basis. There are also high level reporting obligations under the Principles, whereby CCFL is required to deal with the FSA and other regulators in an open and co-operative way and to disclose to regulators appropriately anything relating to it of which the regulators would reasonably expect notice.

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

Financial resources. One of the FSA’s Principles requires a regulated firm to maintain adequate financial resources. Under the FSA rules, the required level of capital depends on CCFL’s prudential categorization, calculated in accordance with the relevant FSA rules. A firm’s prudential categorization is loosely based on the type of regulated activities which it conducts, as this in turn determines the level of risk to which a firm is considered exposed. CCFL is classified as a full scope BIPRU 730K Investment firm. In broad terms, this means that it would be subject to a base capital requirement of the higher of (1) €730,000; or (2) its credit risk plus its market risk plus its operational risk. There are also detailed ongoing regulatory capital requirements applicable to a regulated firm, including those relating to limits on large exposures, and settlement and counterparty risk, client monies and client relationships.

Anti-money laundering requirements. A U.K. financial institution is subject to additional client acceptance requirements, which stem from anti-money laundering legislation which requires a firm to identify its clients before conducting business with or for them and to retain appropriate documentary evidence of this process.

The key U.K. anti-money laundering rules and regulation are: (1) the Proceeds of Crime Act 2002 (as amended); (2) the Terrorism Act 2000 (as amended); (3) the Money Laundering Regulations 2007 (as amended); (4) the Anti-Terrorism, Crime and Security Act 2001; and (5) the Counter-Terrorism Act 2008. For an FSA regulated firm such as CCFL, there are additional obligations contained in the FSA’s rules. Guidance is also set out in the U.K. Joint Money Laundering Steering Group Guidance Notes, which the FSA may consider when determining compliance by a regulated firm with U.K. money laundering requirements.

As an FSA regulated entity, CCFL is required to ensure that it has adequate systems and controls to enable it to identify, assess, monitor and manage financial crime risk. CCFL must also ensure that these systems and controls are comprehensive and proportionate to the nature, scale and complexity of its activities.

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

Consequently, CCFL is required to have approved persons performing certain key functions, known as required functions. In addition, CCFL must have its senior management personnel approved to perform the appropriate “governing functions.” CCFL is required to ensure that it assesses and monitors the ongoing competence of its approved persons and their fitness and propriety.

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

You should carefully consider the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K. If any of these risks actually occur, our business, financial condition, liquidity and results of operations could be adversely affected. The risks and uncertainties described below constitute all of the material risks of the Company of which we are currently aware; however, the risks and uncertainties described below may not be the only risks the Company will face. Additional risks and uncertainties of which we are presently unaware, or that we do not currently deem to be material, may become important factors that affect us and could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities. Investing in the Company’s securities involves risk and the following risk factors, together with the other information contained in this report and the other reports and documents filed by us with the SEC, should be considered carefully.

Risks Related to Our Business

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

Our Capital Markets segment has been and continues to be materially and directly affected by conditions in the global financial markets. As a result of various acquisitions and bankruptcies stemming from the credit crisis, consolidation in certain sectors of the financial services industry has created pricing pressures in our Capital Markets segment as some of our competitors seek to increase market share by reducing prices and institutional investors have reduced the amounts they are willing to pay for our services.

Our asset management revenues and investments in collateralized debt obligations have been and continue to be materially and directly affected by conditions in the global securitization markets. Further, since a significant portion of our asset management contracts and collateralized debt obligation investments relate to entities that are collateralized by securities issued by banks and insurance companies, and real estate-related securities, we will be directly and materially affected by adverse changes in those sectors. During the past few years of unfavorable market and economic conditions, including loss of confidence of ratings agencies, the credit quality of certain assets underlying collateralized debt obligations has been adversely affected and investors have been and continue to be unwilling to invest in collateralized debt obligations. As a result, our profitability has been adversely affected, and these same factors may continue to adversely affect our business. The future market and economic climate may further deteriorate due to factors beyond our control, including rising interest rates or inflation, increasing unemployment, continued turmoil in the global credit markets, terrorism or political uncertainty.

In addition, since the collapse of the new issue securitization market, our new issue revenues have been a much smaller component of our overall revenues. If we are unable to increase these revenues, or replace them with new or other sources of revenue, our results of operations could continue to be adversely affected.

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

The credit markets in the U.S. began suffering significant disruption in the summer of 2007. This disruption began in the subprime residential mortgage sector and extended to the broader credit and financial markets generally. During the third quarter of 2008, it became clear that the global economy had been adversely impacted by the credit crisis. Available liquidity, particularly through ABS, collateralized debt obligations and other securitizations, declined precipitously during 2007, continued to decline in 2008 and remains significantly depressed. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and price declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affecting regional banks, and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets generally, and in the U.S., European and Asian real estate markets in particular, has directly impacted and may continue to directly impact our business because our investment portfolio includes investments in MBS, residential mortgages, leveraged loans and bank and insurance company debt. Furthermore, the asset management revenues we derive from collateralized debt obligations that hold these types of investments are based on the outstanding performing principal balance of those investments. Therefore, as adverse market conditions result in defaults within these collateralized debt obligations, our management fees may continue to decline. We have exposure to these markets and products, and if market conditions continue to worsen, the fair value of our investments and our management fees could further deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the global credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities, and when such securities are sold, it may be at a price materially lower than the current fair value. Any of these factors could require us to take further write downs in the fair value of our investment portfolio or cause our management fees to decline, which may have an adverse effect on our results of operations in future periods.

We have incurred losses for the period covered by this report and in the recent past, and may incur losses in the future.

The Company recorded net losses of $2.0 million for the year ended December 31, 2012 and $16.7 million for the year ended December 31, 2011. We may incur additional losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

In addition, the Company may incur significant expenses in connection with initiating new business activities or in connection with any expansion of our businesses. We may also engage in strategic acquisitions and investments for which we may incur significant expenses. Accordingly, we may need to increase our revenue at a rate greater than our expenses in order to achieve and maintain our profitability. If our revenue does not increase sufficiently, or even if our revenue does increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

We have experienced difficulties in our Capital Markets segment over the past several years due to intense competition in our industry, which has resulted in significant strain on our administrative, operational and financial resources. These difficulties may continue in the future.

The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, brokerage firms, insurance companies, sponsors of mutual funds, hedge funds and other companies offering financial services in the United States, globally, and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, reputation, risk appetite and price. Over time, certain sectors of the financial services industry have become more concentrated as institutions involved in a broad range of financial services have been acquired by or merged into other firms or have declared bankruptcy. These developments could result in our competitors gaining greater capital and other resources such as a broader range of products and services and geographic diversity. We have experienced and may continue to experience pricing pressures in our Capital Markets segment as a result of these factors and as some of our competitors seek to increase market share by reducing prices.

During 2010 and 2011 and 2012, both margins and volumes in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and general market activity has declined. Further, we expect that competition will increase over time, resulting in continued margin pressure. These challenges have materially adversely affected our Capital Markets segment’s results of operations and may continue to do so.

We intend to focus on improving the performance of our Capital Markets segment, which could place additional demands on our resources and increase our expenses. Improving the performance of our Capital Markets segment will depend on, among other things, our ability to successfully identify groups and individuals to join our firm. It may take more than a year for us to determine whether we have successfully integrated new individuals and capabilities into our operations. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. In addition, our membership agreement with FINRA limits the number of representatives who have direct contact with our public customers without FINRA review and approval. The need to obtain such approval could slow or prevent our growth. If we are unable to hire and retain senior management or other qualified personnel, such as sales people and traders, we will not be able to grow our business and our financial results may be materially and adversely affected.

There can be no assurance that we will be able to successfully improve the operations of our Capital Markets segment, and any failure to do so could have a material adverse effect on our ability to generate revenue and control expenses.

The failure of the Company to successfully integrate the operations of recently acquired businesses could have a material adverse effect on the Company’s business, financial condition and operating results.

Since the Merger in December 2009, the Company has acquired several assets, including JVB in January 2011 and PrinceRidge in June 2011. We will continue to need to overcome significant challenges to realize the expected benefits and synergies of these acquisitions. These challenges include:

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

There is no assurance that future acquisitions will be successfully integrated. It is possible that the integration process could result in the loss of the technical skills and management expertise of key employees, the disruption of the ongoing businesses or inconsistencies in standards, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and product road maps that adversely affect the Company’s ability to maintain relationships with clients, suppliers and employees or to achieve the anticipated benefits of such acquisitions.

If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

In response to the financial market disruption, the Company implemented restructuring objectives to reduce infrastructure costs and reposition itself in the financial services industry. Beginning in 2010 and continuing into 2012, the Company executed initiatives that created efficiencies within its business and decreased operating expenses through a reduction in workforce, realignment of operating facilities, and restructuring of operating systems and system support. In 2011 and 2012, we curtailed our investment in brokerage and market data and analytics services, including investments in personnel, technology and infrastructure. If these objectives do not have the desired effects or result in the projected increased efficiencies, the Company may incur additional or unexpected expenses, reputation damage, or loss of customers which would adversely affect the Company’s operations and revenues.

In addition, during 2012, we reduced our headcount, including several members of our senior management. Our cost reduction initiatives have placed and will continue to place a burden on our management, systems and resources, and will generally increase our dependence on key persons and reduce functional back-ups. Many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees. In that case, the absence of such employees will create significant operational difficulties. Further, the reduction in workforce may reduce employee morale and create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce, and place undue strain upon our operational resources. In addition, we may experience further reductions in our workforce, which would compound the risks we face. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

We must retain, train, supervise and manage our remaining employees effectively during this period of change in our business, and our ability to retain our employees may become more difficult as we face an increasingly competitive landscape and as the economy begins to re-emerge from the financial crisis.

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

Our Capital Markets segment depends significantly on a limited group of customers.

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

The members of our senior management team have extensive experience in the financial services industry. Their reputations and relationships with investors, financing sources and members of the business community in our industry, among others, are critical elements in operating and expanding our business. As a result, the loss of the services of one or more members of our senior management team could impair our ability to execute our business strategies, which could hinder our ability to achieve and sustain profitability.

The Operating LLC has entered into an employment agreement (including non-competition provisions) with each of Mr. Daniel G. Cohen, our Chairman and Chief Executive Officer, and Mr. Joseph W. Pooler, Jr., our Executive Vice President and Chief Financial Officer, and the term of each such employment agreement ends on December 31, 2013. In addition, PrinceRidge Holdings has entered into an employment agreement (including non-competition provisions) with Mr. Cohen, and the term of such agreement ends on December 31, 2013. Both employment agreements with Mr. Cohen and the employment agreement with Mr. Pooler provide that the term will be renewed automatically for additional one-year periods, unless terminated by either of the parties in accordance with the terms of each of the employment agreements. There can be no assurance that the terms of the employment agreements will provide sufficient incentives for each of the executive officers to continue employment with us.

We depend on the diligence, experience, skill and network of business contacts of our executive officers and employees in connection with (1) our Capital Markets segment, (2) our asset management operations, (3) our investment activities, and (4) the evaluation, negotiation, structuring and management of our investment funds, permanent capital vehicles, and structured products. Our business depends on the expertise of our personnel and their ability to work together as an effective team and our success depends substantially on our ability to attract and retain qualified personnel. Competition for employees with the necessary qualifications is intense, and we may not be successful in our efforts to recruit and retain the required personnel. The inability to retain and recruit qualified personnel could affect our ability to provide an acceptable level of service to our clients and funds, attract new clients, and develop new lines of business, each of which could have a material adverse effect on our business.

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

We require a substantial amount of cash to fund our investments, pay our expenses and hold our assets. More specifically, we require cash to:

•	meet our working capital requirements and debt service obligations;

•	make seed investments in investment vehicles;

•	make incremental investments in our Capital Markets segment;

•	hire new employees; and

•	meet other needs.

Our primary sources of working capital and cash are expected to consist of:

•

revenue from operations, including net trading revenue, asset management revenue, new issue and advisory revenue, interest income and dividends from our investment portfolio and potential monetization of principal investments;

•	interest income from temporary investments and cash equivalents; and

•	proceeds from future borrowings or any offerings of our equity or debt securities.

We may not be able to generate a sufficient amount of cash from operations and investing and financing activities in order to successfully execute our business strategy.

In addition, in 2012, we repurchased the interests of substantially all of the minority partners in PrinceRidge. The cash required to repurchase the interests significantly reduced the amount of available capital in PrinceRidge for operating the business and making investments. Our PrinceRidge operations may be adversely affected as a result of having to operate with a smaller capital base.

Failure to obtain or maintain adequate capital and funding would adversely affect the growth and results of our operations and may, in turn, negatively affect the market price of our common stock.

Liquidity is essential to our businesses. We depend upon the availability of adequate funding and capital for our operations. In particular, we may need to raise additional capital in order to significantly grow our business. Our liquidity could be substantially adversely affected by our inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or our inability to access the secured lending markets. Factors that we cannot control, such as continued or additional disruption of the financial markets, or negative views about the financial services industry generally, have limited and may continue to limit our ability to raise capital. In addition, our ability to raise capital could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, we suffer a decline in the level of our business activity, we suffer material litigation losses, regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity, among other reasons. Sufficient funding or capital may not be available to us in the future on terms that are acceptable, or at all. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, in order to meet our maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and cash flows. In addition, in May 2014, some or all of the holders of our 10.50% contingent convertible senior notes due 2027 may exercise their right to require us to repurchase up to $8.1 million aggregate principal amount of their notes. Our liquidity could be constrained if we are unable to obtain financing to pay for such repurchases on acceptable terms, or at all. If we are unable to meet our funding needs on a timely basis, our business would be adversely affected and there may be a negative impact on the market price of our common stock.

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

We provide services and products to clients in Europe, through offices in London, Paris and Madrid, as well as in Japan (through Star Asia Manager), and may seek to further expand our international operations in the future. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage and asset management industries. These risks include:

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

In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver upon settlement. In addition, we focus on less commoditized markets which exacerbates this risk because transactions in such markets are more likely not to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, as well as actual or perceived credit difficulties, or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

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

Participation in agency or matched principal transactions subjects us to disputes, counterparty credit risk, lack of liquidity, operational failure or other market wide or counterparty specific risks. Any losses arising from such risks could adversely affect our financial condition or results of operations. In addition, the failure of a significant number of counterparties or a counterparty that holds a significant amount of derivatives exposure, or which has significant financial exposure to, or reliance on, the mortgage, asset-backed or related markets, could have a material adverse effect on the trading volume and liquidity in a particular market for which we provide brokerage services or on the broader financial markets.

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

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor does not meet its obligations. We incur significant credit risk exposure through our Capital Markets segment. This risk may arise from a variety of business activities, including but not limited to entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; extending credit to clients through various lending commitments; providing short or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount; and posting margin and/or collateral to clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties. We incur credit risk in traded securities and loan pools whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

There is a possibility that continued difficult economic conditions may further negatively impact our clients and our current credit exposures. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

We are exposed to risk of margin calls under repurchase agreements and securities financing arrangements and are highly dependent on our clearing relationships.

We maintain repurchase agreements with various third party financial institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event that the value of the securities then held by the counterparty in the margin account falls below specified levels, and contain events of default in cases where we breach our obligations under the agreements. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business, and no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. If there were an event of default under the repurchase agreements, such event of default would provide the counterparty with the option to terminate all outstanding repurchase transactions with us and make all amounts due from us immediately payable. Repurchase obligations are full recourse obligations to us. If we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was not sufficient to satisfy the obligation in full.

In addition, our clearing brokers provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing broker in the event that the value of the securities then held by the clearing broker in the margin account falls below specified levels, and contain events of default in cases where we breach our obligations under such agreements. An event of default under a clearing agreement would give the clearing broker the option to terminate the clearing arrangement and any amounts owed to the clearing broker would be immediately due and payable. These obligations are recourse to us.

Furthermore, we are highly dependent on our relationships with our clearing brokers. Any termination of our clearing arrangements whether due to a breach of the agreement or any default, bankruptcy or reorganization of our clearing brokers would result in a significant disruption to our business as we clear all trades through these entities. Any such termination would have a significant negative impact on our dealings and relationship with our customers.

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

We do not expect to track our exposure to unmatched positions on an intra-day basis. These unmatched positions are intended to be held short-term. Due to a number of factors, including the nature of the position and access to the market on which we trade, we may not be able to match the position or effectively hedge our exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in our sustaining a substantial loss. In addition, any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.

In recent years, we have experienced significant pricing pressures on trading margins and commissions, primarily in debt trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. As a result of pressure from institutional clients to alter “soft dollar” practices and SEC rulemaking in the soft dollar area, some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements, both in the form of lower commission rates and commission sharing agreements, have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our brokerage business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

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

Our principal investments are concentrated in a few investments and represent a significant portion of our invested capital

As of December 31, 2012, we have $38.3 million of other investments, at fair value representing our principal investment portfolio. Of this amount, $37.6 million, or 98%, is comprised of investments in four separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, Tiptree and the Star Asia Special Situations Fund. Furthermore, the investment in Star Asia is our largest single principal investment and has a fair value of $30.2 million, representing 79% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments and in real property in Japan. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general.

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

If the investments we make on behalf of our investment funds, permanent capital vehicles and collateralized debt obligations perform poorly, we will suffer a decline in our asset management revenue and earnings because some of our fees are subject to the credit performance of the portfolios of assets. In addition, the investors in our investment funds and collateralized debt obligations and, to a lesser extent, our permanent capital vehicles may seek to terminate our management agreements based on poor performance. Any of these results could adversely affect our results of operations and our ability to raise capital for future investment funds, permanent capital vehicles and collateralized debt obligations.

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

In the case of the permanent capital vehicles and investment funds, our management fees are based on the equity of and net income earned by the vehicles, which is substantially based on the performance of our collateralized debt obligations or other securities in which they invest.

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

The asset management industry is subject to rapid change. Strategies and products that had historically been attractive may lose their appeal for various reasons. Thus, strategies and products that have generated fee revenue for us in the past may fail to do so in the future, in which case we would have to develop new strategies and products. It could be both expensive and difficult for us to develop new strategies and products, and we may not be successful in this regard. Recently, we have been unable to expand our offerings which has inhibited our growth and harm our competitive position in the asset management industry, and this may continue in the future.

If our risk management systems for our businesses are ineffective, we may be exposed to material unanticipated losses.

We seek to manage, monitor, and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms, and may not fully mitigate the risk exposure of our businesses in all economic or market environments or protect against all types of risk. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients, and other matters that are based on assumptions that may no longer be accurate. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. Our risk management processes include addressing potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect our reputation, the willingness of clients to transact business with us, or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future, and such conflicts could cause material harm to us.

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

It is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including as a result of sales of stock by investors in our permanent capital vehicles, an inability to raise additional funds, a reluctance of counterparties to do business with us and the costs of defending litigation.

We are highly dependent on information and communications systems. Systems failures could significantly disrupt our business, which may, in turn, negatively affect our operating results.

Our business will depend, to a substantial degree, on the proper functioning of our information and communications systems and our ability to retain the employees who operate and maintain these systems. Any failure or interruption of our systems, due to systems failures, staff departures or otherwise, could result in delays, increased costs or other problems which could have a material adverse effect on our operating results. A disaster, such as water damage to an office, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability. In addition, if security measures contained in our systems are breached as a result of third party action, employee error, malfeasance or otherwise, our reputation may be damaged and our business could suffer. We have developed a business continuity plan, however, there are no assurances that such plan will be successful in preventing, timely and adequately addressing, or mitigating the negative effects of any failure or interruption.

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

We may not be able to keep pace with continuing changes in technology.

Our market is characterized by rapidly changing technology. To be successful, we must adapt to this rapidly changing environment by continually improving the performance, features, and reliability of our services. We could incur substantial costs if we need to modify our services or infrastructure or adapt our technology to respond to these changes. A delay or failure to address technological advances and developments or an increase in costs resulting from these changes could have a material and adverse effect on our business, financial condition and results of operations.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Our balance sheet includes approximately $56.6 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

In addition, in May 2014, some or all of the holders of our 10.50% contingent convertible senior notes due 2027 may exercise their right to require us to repurchase up to $8.1 million aggregate principal amount of their notes. Our liquidity could be constrained if we are unable to obtain financing to pay for such repurchases on acceptable terms, or at all. If we are unable to meet our funding needs on a timely basis, our business would be adversely affected and there may be a negative impact on the market price of our common stock.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a non-accelerated filer, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2012. Therefore, as of December 31, 2012, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2012. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could adversely impact our financial statements.

Accounting rules for transfers of financial assets, income taxes, compensation arrangements including share based compensation, securitization transactions, consolidation of variable interest entities, determining the fair value of financial instruments and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to delay in preparation of our financial information. Changes in accounting interpretations or assumptions could materially impact our financial statements.

We may change our investment strategy, hedging strategy, asset allocation and operational policies without our stockholders’ consent, which may result in riskier investments and adversely affect the market value of our common stock.

We may change our investment strategy, hedging strategy, asset allocation and/or operational policies at any time without the consent of our stockholders. A change in our investment or hedging strategy may increase our exposure to interest rate, exchange rate, and real estate market fluctuations. Furthermore, our board of directors will determine our operational policies and may amend or revise our policies, including polices with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions, or our board may approve transactions that deviate from these policies without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our common stock.

Maintenance of our Investment Company Act exemption imposes limits on our operations, and loss of our Investment Company Act exemption would adversely affect our operations.

We seek to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(l)(C) of the Investment Company Act defines an “investment company” as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(l) or Section 3(c)(7) of the Investment Company Act.

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

Rule 3a-2’s temporary exemption lasts only up to a year, which for us expired in December 2010. However, because we used our safe harbor exemption under Rule 3a-2, we will need to continue to meet the Section 3(a)(1)(c) exemption continuously for the three years following December 2010. If we do not continuously satisfy the Section 3(a)(1)(c) exemption, we could, among other things, be required to (a) change substantially the manner in which we conduct our operations to avoid being required to register as an investment company, or (b) register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2012, we are in compliance and meet the Section 3(a)(1)(c) exclusion.

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

Risks Related to Our Industry

The soundness of other financial institutions and intermediaries affects us.

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years among clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination or constraint of these intermediaries could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk.

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mortgage originators and other institutional clients. Furthermore, although we do not hold any EU sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the recent EU sovereign debt crisis. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may materially adversely affect our results of operations.

We operate in a highly regulated industry and may face restrictions on, and examination of, the way we conduct certain of our operations.

Our business is subject to extensive government and other regulation, and our relationship with our broker-dealer clients may subject us to increased regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders and may result in limitations on our activities. Governmental and self-regulatory organizations, including the SEC, FINRA, the Commodity Futures Trading Commission and other agencies and securities exchanges such as the NYSE and NYSE MKT regulate the U.S. financial services industry, and regulate certain of our operations in the U.S. Some of our international operations are subject to similar regulations in their respective jurisdictions, including rules promulgated by the FSA, which apply to entities which are authorized and regulated by the FSA. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. In addition, all records of registered investment advisors and broker-dealers are subject at any time, and from time to time, to examination by the SEC. Some aspects of the business that are subject to extensive regulation and/or examination by regulatory agencies, include:

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

The SEC, FINRA, the FSA and various other domestic and international regulatory agencies also have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, in the U.S., a broker-dealer’s net capital is defined as its net worth, plus qualified subordinated debt, less deductions for certain types of assets. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, our operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability or that of our subsidiaries to pay dividends, repay debt, make distributions and redeem or purchase shares of our common stock or other equity interests in our subsidiaries. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our expected levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we operate. While we expect to maintain levels of capital in excess of regulatory minimums, we cannot predict our future capital needs or our ability to obtain additional financing.

If we or any of our subsidiaries fail to comply with any of these laws, rules or regulations, we or such subsidiary may be subject to censure, significant fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of registrations with FINRA, withdrawal of authorizations from the FSA or revocation of registrations with other similar international agencies to whose regulation we are subject, which would have a material adverse effect on our business. The adverse publicity arising from the imposition of sanctions against us by regulators, even if the amount of such sanctions is small, could harm our reputation and cause us to lose existing clients or fail to gain new clients.

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

In addition, new laws or regulations or changes in the enforcement of existing laws or regulations applicable to us and our clients may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Such changes may cause us to change the way we conduct our business, both in the U.S. and internationally. The government agencies that regulate us have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations and industry standards of practice. If we and our directors, officers and employees fail to comply with the rules and regulations of these government agencies, we and they may be subject to claims or actions by such agencies.

Legislation passed during the last few years may result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.

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

We face substantial regulatory and litigation risks and conflicts of interests, and may face legal liability and reduced revenues and profitability if our business is not regarded as compliant or for other reasons. We are subject to extensive regulation, and many aspects of our business will subject us to substantial risks of liability.

We engage in activities in connection with (1) the evaluation, negotiation, structuring, sales and management of our investment funds, permanent capital vehicles and structured products, including collateralized debt obligations, (2) our Capital Markets segment, (3) our asset management operations, and (4) our investment activities. Our activities may subject us to the risk of significant legal liabilities under securities or other laws for material omissions or material false or misleading statements made in connection with securities offerings and other transactions. In addition, to the extent our clients, or investors in our investment funds, permanent capital vehicles and structured products, suffer losses, they may claim those losses resulting from our or our officers’, directors’, employees’, or agents’ or affiliates’ breach of contract, fraud, negligence, willful misconduct or other similar misconduct, and may bring actions against us under federal or state securities or other applicable laws. Dissatisfied clients may also make claims regarding quality of trade execution, improperly settled trades, or mismanagement against us. We may become subject to these claims as the result of failures or malfunctions of electronic trading platforms or other brokerage services, including failures or malfunctions of third party providers’ systems which are beyond our control, and third parties may seek recourse against us for any losses. In addition, investors may claim breaches of collateral management agreements, which could lead to our termination as collateral manager under such agreements.

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

In addition to the above, during the second quarter of 2012, one of the Company’s U.S. broker-dealer subsidiaries, CCS, and the Liquidation Trustee for the Liquidation Trust (the “Liquidation Trustee”) for Sentinel Management Group, Inc. (“Sentinel”) reached an agreement to settle both of the litigation actions involving CCS and Sentinel, as described in “Item 3 — Legal Proceedings” of this Annual Report on Form 10-K. The settlement agreement calls for CCS to make an initial payment of $3 million, and an additional payment of $2.25 million on or before September 1, 2013, at which time the legal proceedings involving CCS and Sentinel will be dismissed with prejudice. In connection with the settlement agreement, the Company has agreed to guarantee the second payment to Sentinel of $2.25 million. In the event that CCS does not or, for whatever reason, cannot pay to

Sentinel the $2.25 million by September 1, 2013, then the Company will be obligated to pay such amount on CCS’ behalf as guarantor in connection with the settlement agreement. In addition, CCS’ failure to pay such amount could cause the legal proceedings involving CCS and Sentinel to be reinstated, which could expose us to financial losses and could seriously harm our reputation and negatively affect our business.

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

Many firms offer similar and/or additional products and services to the same types of clients that we target or may target in the future. Many of our competitors are substantially larger and have more relevant experience, have considerably greater financial, technical and marketing resources, and have more personnel than we have. There are few barriers to entry, including a relatively low cost of entering these lines of business, and the successful efforts of new entrants into our expected lines of business, including major banks and other financial institutions, may result in increased competition. Other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.

With respect to our asset management activities, our competitors may have more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition than we do. Further, other investment managers may offer services at more competitive prices than we do, which could put downward pressure on our fee structure. With respect to our origination and investment activities, some competitors may have a lower cost of funds, enhanced operating efficiencies, and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Also, as a result of this competition, we may not be able to take advantage of attractive asset management, origination and investment opportunities and, therefore, may not be able to identify and pursue opportunities that are consistent with our business objectives. Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment in desirable assets, which may in turn reduce our earnings per share.

With respect to our broker-dealer activities, our revenues could be adversely affected if large institutional clients that we have increase the amount of trading they do directly with each other rather than through our broker-dealers, decrease the amount of trading they do with our broker-dealers because they decide to trade more with our competitors, decrease their trading of certain OTC products in favor of exchange-traded products, or hire in-house professionals to handle trading that our broker-dealers would otherwise be engaged to do.

We have experienced intense price competition in our brokerage business in recent years. Some competitors may offer brokerage services to clients at lower prices than we offer, which may force us to reduce our prices or to lose market share and revenue. In addition, we intend to focus primarily on providing brokerage services in markets for less commoditized financial instruments. As the markets for these instruments become more commoditized, we could lose market share to other inter-dealer brokers, exchanges and electronic multi-dealer brokers who specialize in providing brokerage services in more commoditized markets. If a financial instrument for which we provide brokerage services becomes listed on an exchange or if an exchange introduces a competing product to the products we broker in the over-the-counter (“OTC”) market, the need for our services in relation to that instrument could be significantly reduced. Further, the recent consolidation among exchange firms, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads.

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

Risks Related to Our Organizational Structure and Ownership of Our common stock

We are a holding company whose primary asset is membership units in the Operating LLC, and we are dependent on distributions from the Operating LLC to pay taxes and other obligations.

We are a holding company whose primary asset is membership units in the Operating LLC. Since the Operating LLC is a limited liability company taxed as a partnership, we, as a member of the Operating LLC, could incur tax obligations as a result of our allocable share of the income from the operations of the Operating LLC. In addition, we have convertible senior debt and junior subordinated notes outstanding. The Operating LLC will pay distributions to us in amounts necessary to satisfy our tax obligations and regularly scheduled payments of interest in connection with our convertible senior debt and our junior subordinated notes, and we are dependent on these distributions from the Operating LLC in order to generate the funds necessary to meet these obligations and liabilities. Industry conditions and financial, business and other factors will affect our ability to generate the cash flows we need to make these distributions. There may be circumstances under which the Operating LLC may be restricted from paying dividends to us under applicable law or regulation (for example due to Delaware limited liability company act limitations on the Operating LLC’s ability to make distributions if liabilities of the Operating LLC after the distribution would exceed the value of the Operating LLC’s assets).

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our majority ownership interest in the Operating LLC. The Company’s ability to pay dividends to our stockholders will be dependent on distributions we receive from the Operating LLC and subject to the Operating LLC’s operating agreement (the “Operating LLC Agreement”). The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers. However, a majority of the Operating LLC’s board of managers is elected by a majority vote of the interests in the Operating LLC and IFMI is the owner of a majority of such interests.

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. TPRG and JVB are subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in these subsidiaries. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the FSA in the United Kingdom and must maintain certain minimum levels of capital but will allow withdrawal of excess capital without restriction.

Daniel G. Cohen, Our Chairman and Chief Executive Officer, may have ownership interests in the Operating LLC and competing duties to other entities that could create potential conflicts of interest and may result in decisions that are not in the best interests of IFMI stockholders.

The Operating LLC Agreement prevents the Operating LLC from undertaking certain actions without the affirmative approval of IFMI and a majority of voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units. Daniel G. Cohen, our Chairman and Chief Operating Officer, through an entity he wholly-owns, Cohen Bros. Financial, has a majority of the voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units and these actions are subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a the Operating LLC member with approval rights over the actions identified above, could disapprove actions that would be in the best interests of IFMI even though, Mr. Cohen as Chairman and Chief Executive Officer of IFMI, will have fiduciary duties to IFMI.

We are party to agreements with permanent capital vehicles and investment funds sponsored and managed by the Operating LLC, including EuroDekania and Star Asia. These agreements include rights of first refusal arrangements and management agreements with EuroDekania and Star Asia. Mr. Cohen is a member of the boards of and/or has ownership interests in these entities. Mr. Cohen may face conflicts of interest when making decisions regarding these entities, including if either party to such agreements seeks to terminate or enforce their respective rights under such agreements. We cannot assure you that we will not be adversely affected by these potential conflicts.

Daniel G. Cohen and other executive officers may exercise significant influence over matters requiring stockholder approval.

In addition to the 6% of our common stock outstanding owned by Daniel G. Cohen, our Chairman and Chief Executive Officer, Mr. Cohen beneficially owns 4,983,557 shares of our Series D preferred stock, which have no economic rights, but entitle him to vote together with our stockholders on all matters presented to the stockholders and to exercise approximately 29.5% of the voting power of the outstanding shares of our common stock. The terms of the Series D preferred stock require that we redeem the Series D preferred stock on December 31, 2013 for a nominal payment equal to the aggregate par value of such shares. There are no voting agreements or other arrangements or understandings among Mr. Cohen and our other directors and executive officers with respect to our equity securities; however, to the extent that Mr. Cohen and our other directors and executive officers vote their shares in the same manner, their combined stock ownership and voting rights may have a significant or decisive effect on the election of all of the directors and the approval of matters that are presented to our stockholders. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other of our stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their then current market prices.

On several occasions, our Board of Directors has declared cash dividends. Any future distributions to our stockholders will depend upon certain factors affecting our operating results, some of which are beyond our control.

Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of these factors are beyond our control and a change in any such factor could affect our ability to make distributions in the future. We may not be able to make distributions. Our stockholders should rely on increases, if any, in the price of our common stock for any return on their investment. Furthermore, we are dependent on distributions from the Operating LLC to be able to make distributions. See the risk factor above titled “We are a holding company whose primary asset is membership units in the Operating LLC and we are dependent on distributions from the Operating LLC to pay taxes and other obligations.”

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2012, we had 757,826 shares of restricted stock and 672,585 of restricted units outstanding to employees and directors of the Company and there were 2,411,621 shares available for future awards under our equity compensation plans. Vesting of restricted stock grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing shareholders. Equity awards will continue to be a source of compensation for employees and directors.

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

•

our board has the power to classify and reclassify authorized and unissued shares of our common stock or preferred stock and, subject to certain restrictions in the Operating LLC Agreement, authorize the issuance of a class or series of common stock or preferred stock without stockholder approval;

•

Our charter may be amended only if the amendment is declared advisable by its board of directors and approved by the affirmative vote of the holders of our common stock entitled to cast at least two-thirds of all of the votes entitled to be cast on the matter;

•

a director may be removed from office at any time with or without cause by the affirmative vote of the holders of our common stock entitled to cast at least two-thirds of the votes of the stock entitled to be cast in the election of directors;

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

The Operating LLC Agreement prevents the Operating LLC from undertaking the following actions without the affirmative approval of IFMI and a majority of voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units:

•

issue any units or other securities of the Operating LLC to any person other than IFMI (other than as specifically contemplated in the Operating LLC Agreement and the Unit Issuance and Surrender Agreement between the Company and the Operating LLC);

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

Daniel G. Cohen, our Chairman and Chief Executive Officer,, through an entity which he wholly-owns, Cohen Bros. Financial , has a majority of the voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units and each of the actions set forth above is subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a member of the Operating LLC with approval rights over the matters identified above, could disapprove actions that would be in the best interests of IFMI even though, as Chairman and Chief Executive Officer of IFMI, he will owe IFMI a fiduciary duty.

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

To maintain our listing on the NYSE MKT, we must meet certain financial and liquidity criteria. In addition, we may be subject to delisting by the NYSE MKT if our common stock sells for a substantial period of time at a low price per share, and we fail to effect a reverse split within a reasonable time after being notified that the NYSE MKT deems such action to be appropriate. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we violate the NYSE MKT listing requirements, we may be delisted. If we fail to meet any of the NYSE MKT’s listing standards, we may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. Delisting of our common stock could have a material adverse effect on the liquidity and value of our common stock.

In addition, the holders of our outstanding $8.1 million aggregate principal amount of convertible senior debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, our common stock ceases to be listed on the NYSE

MKT, another established national securities exchange or an automated OTC trading market in the U.S. If our common stock is delisted due to a failure to meet any of the NYSE MKT’s listing standards and we are unable to list the our common stock on another established national securities exchange or an automated OTC trading market, some or all of the holders of our convertible notes may exercise their right to require us to repurchase up to $8.1 million aggregate principal amount of their notes.

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

In addition to the JVB and PrinceRidge properties described below, we have offices located in Philadelphia, New York, Boca Raton, Madrid, London, and Paris. Our principal offices are our Philadelphia executive offices located at Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania, and our New York office (as more fully described below). As of December 31, 2012, we lease an aggregate of 10,396 square feet of office space in Philadelphia under a lease, which will expire in April 2016. We lease 12,800 square feet of office space on each of the 21st and 22nd floors at 135 East 57th Street, New York, New York, with our leases with respect to such space expiring November 2016 and December 2016, respectively. We sublease the 21st and 22nd floor to third parties. We lease approximately 220 square meters of office space at 3 rue Du Faubourg Saint Honoré, Paris, France, with such lease having an option to be terminated by us in December 2013. Our London office is located at No. 1 Cornhill, 3rd Floor, London, U.K., with such lease covering approximately 1,980 square feet of office space expiring in October 2013. Our Madrid office is located at Calle General Castanos, 28004 Madrid, Spain, with such lease covering approximately 300 square meters of office space expiring in July 2014.

Effective January 1, 2011, we acquired JVB. JVB is part of our Capital Markets business segment. JVB has its principal office in Boca Raton, Florida, with additional offices in Sparks, Maryland; Charlotte, North Carolina; and Ridgefield, Connecticut that it maintains and leases pursuant to operating leases. JVB’s corporate headquarters is located at 2700 North Military Trail, Suite 200, Boca Raton, Florida. As of December 31, 2012, JVB leased an aggregate of 6,803 square feet of office space in Boca Raton under a lease which will expire in May 2013. On December 7, 2012, JVB entered into a lease for 9,752 square feet of office space located at 1825 NW Corporate Boulevard, Boca Raton, Florida to replace the 2700 North Military Trail office under a lease. The new lease will expire in December 2020. JVB plans to move to the new office in May 2013.

Effective May 31, 2011, we acquired an approximate 70% interest in PrinceRidge. As of December 31, 2012, we owned 98% of PrinceRidge. PrinceRidge is part of our Capital Markets business segment. PrinceRidge has its principal office in New York, New York, with additional offices in Chicago, Illinois; Boca Raton, Florida; Charlotte, North Carolina; Reston,Virginia; and Houston, Texas that it maintains and leases pursuant to operating leases. PrinceRidge’s corporate headquarters is located at 1633 Broadway, 28th Floor, New York, New York. As of December 31, 2012, PrinceRidge leases an aggregate of 28,122 square feet in its headquarters in New York and the lease expires in July 2015.

The properties that we occupy are used either by the Company’s Capital Markets business segment or Asset Management business segment or both business segments.

We believe that the facilities we occupy are suitable and adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

Pending Litigation

One of the Company’s U.S. broker-dealer subsidiaries, CCS, is a party to litigation commenced on January 12, 2009 in the United States District Court for the Northern District of Illinois (the “Illinois Court”) under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC. Plaintiff, the Trustee for the Liquidation Trust (the “Liquidation Trustee”) for Sentinel Management Group, Inc. (“Sentinel”), and entity which sought bankruptcy relief in August 2007, alleged that CCS sold Sentinel securities, mainly CDOs that the Liquidation Trustee contended were unsuitable and that CCS violated Section 10(b) of the Exchange Act and

Rule 10b-5. The Liquidation Trustee also sought relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. The relief sought by the Liquidation Trustee under these various theories included damages, rescission, disgorgement, and recovery of allegedly voidable transactions under the Bankruptcy Code, as well as costs and attorneys’ fees.

CCS is also party to litigation commenced on May 21, 2009 in the Illinois Court under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC., Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. In this companion case to the above-described litigation, the Liquidation Trustee, purportedly as the assignee of claims of certain of Sentinel’s customers, alleged that CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law, as well as claims under common law negligence and unjust enrichment theories. The relief sought by the Liquidation Trustee under these various theories included damages, disgorgement, costs, and attorneys’ fees.

During the second quarter of 2012, CCS and the Liquidation Trustee reached an agreement to settle both of the above actions, calling for CCS to make an initial payment of $3,000, and an additional payment of $2,250 in the future. In connection with the settlement agreement, the Company agreed to guarantee the second payment of $2,250. On December 27, 2012, the Illinois Court approved the settlement and entered an Order of Contribution Bar prohibiting future contribution claims against defendants, including CCS. This expense was accrued as a contingent liability in the statement of operations for the nine months ended September 30, 2012 as a component of non-operating income/(expense) along with the discounted then-present value of the future payment of $1,978. The future payment is due to be made on or before September 1, 2013, at which time the above-referenced cases will be finally dismissed with prejudice. The discount of $272 will be amortized as a component of interest expense over the period spanning the date of signing of the agreement through the final payment date. In January 2013, the initial payment of $3,000 was made.

The Company has been named in litigation commenced in the United States District Court for the Southern District of New York on June 29, 2012, under the caption U.S. Bank National Association v. Institutional Financial Markets, Inc. The plaintiff, U.S. Bank, alleges breach of contract respecting certain fees allegedly owing to U.S. Bank, as Trustee, in connection with the issuance of trust preferred securities, seeking damages and a declaration that the Company must make certain future fee payments. The Company filed a motion to dismiss the complaint in lieu of an answer on October 26, 2012. U.S. Bank filed its response to the motion on November 26, 2012. The court has not yet ruled on the motion. The Company intends to defend the action vigorously.

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

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $2.63 on March 1, 2013. We had 11,973,890 shares of Common Stock outstanding held by approximately 59 holders of record as of March 1, 2013.

Commencing on March 22, 2004, our Common Stock began trading on the NYSE under the symbol “SFO.” On October 6, 2006, upon completion of our merger with Alesco Financial Trust and our name change from Sunset Financial Resources, Inc. to Alesco Financial Inc., our NYSE symbol was changed to “AFN.”

On December 16, 2009, we effectuated a 1-for-10 reverse stock split immediately prior to consummation of the Merger. Upon completion of the Merger, our name changed from Alesco Financial Inc. to Cohen & Company Inc., we moved our listing of Common Stock from the New York Stock Exchange to the NYSE MKT LLC (formerly known as NYSE Amex LLC), and our trading symbol was changed to “COHN.”

Effective January 21, 2011, we changed our name to Institutional Financial Markets, Inc. and our Common Stock began trading on the NYSE MKT LLC under the symbol “IFMI.”

The following sets forth the high and low sale prices of our Common Stock for the quarterly period indicated as reported on the NYSE Amex LLC from January 1, 2011 to December 31, 2012 and the cash dividends declared per share:

	Sale Price
	High	Low	Dividends
2012
Fourth quarter	$1.69	$1.00	$0.02
Third quarter	1.38	0.83	0.02
Second quarter	1.40	0.79	0.02
First quarter	1.97	1.24	0.02

2011
Fourth quarter	$2.11	$1.31	$0.05
Third quarter	3.58	1.78	0.05
Second quarter	4.70	2.75	0.05
First quarter	5.35	4.20	0.05

During 2011, the Company declared a $0.05 dividend on each of February 28, 2011, May 4, 2011, August 8, 2011 and November 8, 2011, respectively, payable to stockholders of record as of March, 14, 2011, May 19, 2011, August 23, 2011 and November 22, 2011, respectively, and payable on March 28, 2011, June 2, 2011, September 6, 2011 and December 6, 2011, respectively. During 2012, the Company declared a $0.02 dividend on each of March 6, 2012, May 3, 2012, August 8, 2012, and November 7, 2012, respectively, payable to stockholders of record as of March 20, 2012, May 17, 2012, August 22, 2012, and November 19, 2012, respectively, payable on April 3, 2012, May 31, 2012, September 5, 2012, and December 3, 2012, respectively. On February 28, 2013, the Company’s Board of Directors declared a $0.02 dividend payable to stockholders of record as of March 14, 2013, payable on March 28, 2013.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (2)
October 1, 2012 to October 31, 2012	—	$—	—	$45,815,766
November 1, 2012 to November 30, 2012	—	—	—	45,815,766
December 1, 2012 to December 31, 2012	160,268	1.22	—	45,815,766

Total	160,268	$1.22	—

(1)	We repurchased an aggregate of 160,268 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock.
(2)	On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008. In accordance with U.S. GAAP, the Merger was accounted for as a reverse acquisition with Cohen Brothers as the accounting acquirer. Our consolidated financial statements as of December 31, 2012, 2011, 2010, 2009, and 2008 and for each of the five years in the period ended December 31, 2012 include the historical operations of Cohen Brothers (or its predecessors) from January 1, 2008 through to December 16, 2009 and the combined operations of the combined company from December 17, 2009 through to December 31, 2012.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 57.

	Year Ended December 31,
	2012	2011 (1)	2010	2009 (1)	2008
	(Dollars in thousands, except share or unit and per share or per unit information)
Revenues
Net trading	$69,486	$73,167	$70,809	$44,165	$18,234
Asset management	23,172	21,698	25,281	31,148	63,844
New issue and advisory	5,021	3,585	3,778	1,816	7,249
Principal transactions and other income	(2,439)	1,881	25,684	6,957	(6,038)

Total revenues	95,240	100,331	125,552	84,086	83,289

Operating expenses
Compensation and benefits	62,951	78,227	77,446	70,519	53,115
Other operating	30,689	38,031	31,401	22,135	21,328
Depreciation and amortization	1,305	2,238	2,356	2,543	4,023
Impairment of goodwill/intangible assets (2)	—	—	5,607	—	2,078

Total operating expenses	94,945	118,496	116,810	95,197	80,544

Operating income / (loss)	295	(18,165)	8,742	(11,111)	2,745

Non operating income / (expense)
Interest expense, net	(3,732)	(5,976)	(7,686)	(4,974)	(9,143)
Gain on repurchase of debt (3)	86	33	2,555	—	—
Other income / (expense) (4)	(4,357)	—	971	7,746	—
Income / (loss) from equity method affiliates	5,052	6,232	5,884	(3,455)	262

Income / (loss) before income tax expense	(2,656)	(17,876)	10,466	(11,794)	(6,136)
Income tax (benefit) / expense	(615)	(1,149)	(749)	9	2,049

Net income / (loss)	(2,041)	(16,727)	11,215	(11,803)	(8,185)
Less: Net income / (loss) attributable to the non-controlling interest	(1,073)	(7,339)	3,620	(98)	(1,259)

Net income / (loss) attributable to IFMI.	$(968)	$(9,388)	$7,595	$(11,705)	$(6,926)

Earnings (loss) per common share/membership unit-basic (5):
Basic earnings (loss) per common share/membership unit (5)	$(0.09)	$(0.88)	$0.73	$(1.21)	$(0.72)
Weighted average shares/membership units outstanding-basic (5)	10,732,723	10,631,935	10,404,017	9,639,475	9,590,525
Earnings (loss) per common share/membership unit-diluted (5):
Diluted earnings (loss) per common share/membership unit (5)	$(0.09)	$(0.88)	$0.73	$(1.21)	$(0.72)
Weighted average shares/membership units outstanding-diluted (5)	15,984,921	15,901,258	15,687,573	9,639,475	9,590,525
Cash dividends paid per common share	$0.08	$0.20	$0.10	—	—
Balance Sheet Data:
Total assets	$341,001	$420,590	$306,747	$299,442	$157,653
Debt	25,847	37,167	44,688	61,961	76,094
Temporary equity:
Redeemable non-controlling interest (6)	829	14,026	—	—	—
Permanent equity:
Total stockholders’ equity	56,980	56,972	64,358	56,341	49,897
Non-controlling interest	18,808	20,436	25,150	21,310	11,016
Total permanent equity	75,788	77,408	89,508	77,651	60,913

(1)	On December 16, 2009, Cohen Brothers completed the Merger in accordance with the terms of the Merger Agreement, pursuant to which the Merger Sub merged with and into Cohen Brothers, with Cohen Brothers (now IFMI, LLC) as the surviving entity and a majority owned subsidiary of the Company.

On January 13, 2011, the Company and the Operating LLC completed its acquisition of JVB. JVB is a wholly owned subsidiary of the Operating LLC. The effective date of the merger transaction with JVB for accounting purposes was January 1, 2011.

On May 31, 2011, the Operating LLC and PrinceRidge completed the transaction contemplated by the Contribution Agreement dated April 19, 2011, by and among the Operating LLC and PrinceRidge. The Operating LLC contributed $45,000 which was comprised of cash, amounts payable, and all of the equity ownership interests in CCCM, a broker-dealer comprising a substantial part of the Operating LLC’s Capital Markets business segment, to PrinceRidge in exchange for an approximate 70% interest (consisting of equity and profit interests) in PrinceRidge. PrinceRidge operates a FINRA regulated broker-dealer, CCPR. The effective date of the merger transaction with PrinceRidge for accounting purposes was June 1, 2011. CCCM was merged into CCPR in February 2012. Effective December 31, 2012, the Operating LLC owned 98% of PrinceRidge.

See notes 1 and 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	During the second quarter of 2007, we acquired the 10% of Cira SCM, LLC (“Cira SCM”), formerly Strategos Capital Management, LLC, which we did not already own. In connection with this transaction, we recognized goodwill of $8,728 and an intangible asset of $6,066 representing management contract rights, which we amortized using the straight-line method over the estimated economic life of Cira SCM’s management contracts of 3.2 years. We recognized $534, $711, and $1,936 of amortization expense for the year ended December 31, 2010, 2009, and 2008, respectively, as a component of depreciation and amortization on the consolidated statements of operations. We recognized $807 of amortization expense prior to January 1, 2008. During the year ended December 31, 2008, we recognized an impairment charge of $2,078 related to the diminished value of the management contract rights caused by continued defaults of assets in Cira SCM asset pools during the period. The charge was included in the consolidated statements of operations as impairment of intangible assets.

During the year ended December 31, 2010, we recognized an impairment charge of $5,607 related to the Cira SCM goodwill. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as component of operating expenses. See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)	The gain from repurchase of debt was comprised of the following:

(a) During 2010, we repurchased $6,644 notional amount of our 7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”) from unrelated third parties for $5,596. We recognized a gain from repurchase of debt of $923 which was included as a separate component of non-operating income / (expense) in the consolidated statements of operations.

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

(c) In November 2011, we repurchased $1,025 aggregate principal amount of Old Notes from unrelated third parties for $988 including accrued interest. We recognized a gain from repurchase of debt of $33 which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations.

(d) In March 2012, we repurchased $150 aggregate principal amount of the Old Notes from an unrelated third party for $151, including accrued interest of $4. We recognized a gain from repurchase of debt of $3, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations.

(e) In September 2012, we repurchased $1,177 principal amount of outstanding subordinated notes payable from an unrelated third party for $1,139, including accrued cash interest and paid in kind interest of $50. We recognized a gain from repurchase of debt of $83, net of expenses, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations.

See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	Other income / (expense) comprised the following:

(a) During the second quarter of 2012, CCS and the Liquidation Trustee in the Sentinel litigation reached an agreement in principle to settle such litigation. The settlement agreement called for CCS to make an initial payment of $3,000 and an additional payment of $2,250 in the future. As a result of the settlement agreement, we accrued a contingent liability of $4,357 representing the initial payment of $3,000, the discounted present value of the future payment of $1,978, partially offset by additional estimated insurance proceeds receivable of $621. This expense was included in the statement of operations for the year ended December 31, 2012 as a component of non-operating income / (expense). See note 26 to our consolidated financial statements included in this Annual Report on Form 10-K.

(b) On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loan-U.S. (Emporia) business line to an unrelated third party. We received net proceeds from this sale, after the payment of certain expenses, of approximately $7,258. In addition, we were entitled to certain contingent payments based on the amount of subordinated management fees received by the unrelated third party under the sold CLO management contracts in an amount not to exceed an additional $1,500. We recorded the gain on the sale of CLO management contracts of $7,746 for the year ended December 31, 2009 in the consolidated statement of operations which included: (i) net proceeds from sale of $7,258; and (ii) $529 in proceeds from contingent payments received after the sale, net of (iii) $41 of expenses incurred. We recorded the contingent payments that were received from an unrelated third party of the subordinated fee (of up to $1,500) as additional gain as such payments were actually received. We recorded $971 of these contingent payments during the year ended December 31, 2010. As of June 30, 2010, we reached the maximum limit of additional fees we could receive under these contracts. Therefore, we no longer recorded any additional gain on these contracts subsequent to June 30, 2010. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

(5)	Historical earnings (loss) per common share/membership unit data presented prior to the Merger date was retroactively restated based on the exchange ratio (0.57372) of shares issued in the Merger between AFN and Cohen Brothers.

For the year ended December 31, 2012, 2011 and 2010, “weighted average common shares/membership units outstanding — diluted” includes unrestricted Operating LLC membership units of 5,252,198, 5,269,323 and 5,283,556, respectively, that are convertible into shares of IFMI Common Stock. The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the year ended December 31, 2012, 2011 and 2010) may be redeemed and exchanged into shares of IFMI on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per common share when the effect is dilutive using the if-converted method.

Due to the net loss attributable to IFMI for the year ended December 31, 2012, the weighted average shares calculation excluded the effect of certain equity instruments. Had these amounts been included, the weighted average shares amount would have increased by 144,401 shares.

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

See note 24 to our consolidated financial statements included in this Annual Report on Form 10-K.

(6)	The redeemable non-controlling interest represents the equity interests of PrinceRidge which are not owned by us. The members of PrinceRidge have the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period. The Company accounts for these interests as temporary equity under Accounting Series Release 268 (“ASR 268”). These interests are shown outside of permanent equity of IFMI in its consolidated balance sheet as redeemable non-controlling interest. See notes 3-O and 18.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a financial services company specializing in credit-related fixed income investments. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets, investment banking, and asset management solutions to institutional investors, corporations, and other small broker-dealers. We are organized into three business segments: Capital Markets, Asset Management, and Principal Investing.

•

Capital Markets: Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading and financing, as well as new issue placements in corporate and securitized products and advisory services . Our fixed income sales and trading group provides trade execution to corporate, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We had offered execution and brokerage services for equity derivative products until December 31, 2012, when we sold our equity derivatives brokerage business to a new entity owned by two of our former employees. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K. We carry out our capital market activities primarily through our subsidiaries: JVB and PrinceRidge in the United States and CCFL in Europe.

•

Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of a default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations which include on-going base and incentive management fees. As of December 31, 2012, we had approximately $6.3 billion in AUM of which 95.7%, or $6.1 billion, was in CDOs.

•

Principal Investing: Our Principal Investing business segment is comprised primarily of our investments in Investment Vehicles we manage, as well as investments in structured products, and the related gains and losses that they generate.

We generate our revenue by business segment primarily through:

Capital Markets:

•

our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading; and

•

new issue and advisory revenue comprised of: (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue revenue associated with arranging and placing the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management:

•

asset management fees for our on-going asset manager services provided to these Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicle; and

•	incentive management fees earned based on the performance of the various Investment Vehicles;

Principal Investing:

•	gains and losses (unrealized and realized) and income and expense earned on securities, primarily in investments in Investment Vehicles we manage, classified as other investments, at fair value; and

•	income or loss from equity method affiliates (see “— Critical Accounting Policies and Estimates — Valuation of Financial Instruments” beginning on page 97).

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

The markets remain uneven and vulnerable to changes in investor sentiment. We believe the general business environment will continue to be challenging for 2013.

A portion of our revenues is generated from net trading activity. We engage in proprietary trading for our own account, provide securities financing to our customers, as well as execute “riskless” trades with a customer order in hand resulting in limited market risk to us. The inventory of securities held for our own account as well as held to facilitate customer trades and our market making activities are sensitive to market movements.

A portion of our revenues is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the investment vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees. Approximately ninety-six percent of our existing AUM are CDOs. The creation of

CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of December 31, 2012, we had $38,323 of other investments, at fair value representing our principal investment portfolio. Of this amount, $37,560, or 98%, is comprised of investments in four separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, Tiptree, and the Star Asia Special Situations Fund. Furthermore, the investment in Star Asia is our largest single principal investment and, as of December 31, 2012, had a fair value of $30,169, representing 79% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments, and in real property in Japan. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general. Our investment in Star Asia and our principal investing revenue was impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011. See “— Year Ended December 31, 2011 compared to the Year Ended December 2010 — Revenues — Principal Transactions and Other Income” below.

Margin Pressures in Corporate Bond Brokerage Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy and financial market activity. Overall market conditions are a product of many factors that are beyond our control and can be unpredictable. These factors may affect the financial decisions made by investors, including the level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the volatility of the equity and fixed income markets, the level and shape of the various yield curves, and the volume and value of trading in securities.

Since 2010, both margins and volumes in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and general market activity has declined. Further, we continue to expect that competition will increase over time, resulting in continued margin pressure.

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) expanding our European capital markets business; (iii) acquiring new product lines, including through the acquisitions of JVB and PrinceRidge in 2011; and (iv) monitoring our fixed costs. During the third quarter of 2011, the Company implemented significant cost savings initiatives. These initiatives included the elimination of duplicative costs that arose with the PrinceRidge transaction as well as net reductions in overall costs to address adverse market conditions. The initiatives included: termination of staff, reductions in compensation and benefits of remaining staff, the sublease and termination of duplicative leases, termination of or reduction in pricing of subscriptions, and other measures. More recently we have undertaken additional cost-cutting initiatives by merging support functions among and across many of our subsidiaries and business lines. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a continued decline in profitability.

Legislation Affecting the Financial Services Industry

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets, including credit and derivative transactions. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over the next several years, thus making it difficult to assess the impact on the financial industry, including us, at this time. The Dodd-Frank Act establishes enhanced compensation and corporate governance oversight for the financial services industry, provides a specific framework for payment, clearing and settlement regulation, and empowers the SEC to adopt regulations requiring new fiduciary duties and other more stringent regulation of broker-dealers, investment companies and investment advisers. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expect to adapt successfully to any new applicable legislative and regulatory requirements.

Recent Events or Transactions

Departure of Certain Officers of PrinceRidge

On July 19, 2012, PrinceRidge, IFMI, and the Operating LLC entered into a series of separate agreements with Michael Hutchins, the former CEO and board member of PrinceRidge, and John Costas, the former Chairman of the board of PrinceRidge, whereby (i) PrinceRidge repurchased all of the equity and profit units in PrinceRidge held by Mr. Costas and Mr. Hutchins; (ii) Mr. Costas and Mr. Hutchins resigned as employees and board members of PrinceRidge; (iii) Mr. Costas and Mr. Hutchins agreed to forfeit all of their unvested equity awards both from PrinceRidge and IFMI; and (iv) Mr. Costas and Mr. Hutchins withdrew as members of PrinceRidge GP and as partners of CCPRH. Daniel G. Cohen, our Chairman and CEO, was appointed Chairman and CEO of PrinceRidge by the Board of Managers of PrinceRidge GP.

See note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Sale of Equity Derivatives Brokerage Business

We entered into a purchase agreement, dated as of January 27, 2012, as amended on November 30, 2012 and December 31, 2012, whereby, we agreed, subject to approval by FINRA and other customary closing conditions, to sell our equity derivatives brokerage business to an entity owned by two individuals that were employed by the us until December 31, 2012 (the “FGC Buyer”). In connection with the sale of our equity derivative brokerage business, the FGC Buyer received certain intellectual property, books and records and rights to the “FGC” name. The transaction was subject to FINRA approval which was obtained in November 2012 and the equity derivatives brokerage business was transferred to the FGC Buyer on December 31, 2012, the closing date of the transaction. All of our equity derivatives employees were terminated and joined the FGC Buyer.

See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

Repurchase of Mandatorily Redeemable Equity Interests

On October 5, 2012, PrinceRidge, IFMI, and the Operating LLC entered into a Separation, Release and Repurchase Agreement (collectively, the “PrinceRidge Separation Agreements”) with each of Ahmed Alali, Ronald J. Garner and Matthew G. Johnson (collectively, the “PrinceRidge Separated Employees”). Under the PrinceRidge Separation Agreements, the PrinceRidge Separated Employees resigned from all positions and offices held with PrinceRidge and its affiliates including, with respect to Messrs. Alali and Johnson, as members of the Board of Managers of PrinceRidge GP.

See notes 17 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2012 and 2011.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Year ended December 31,		Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Revenues
Net trading	$69,486	$73,167	$(3,681)	(5)%
Asset management	23,172	21,698	1,474	7%
New issue and advisory	5,021	3,585	1,436	40%
Principal transactions and other income	(2,439)	1,881	(4,320)	(230)%

Total revenues	95,240	100,331	(5,091)	(5)%

Operating expenses
Compensation and benefits	62,951	78,227	15,276	20%
Business development, occupancy, equipment	5,795	6,565	770	12%
Subscriptions, clearing, and execution	11,446	12,025	579	5%
Professional fees and other operating	13,448	19,441	5,993	31%
Depreciation and amortization	1,305	2,238	933	42%

Total operating expenses	94,945	118,496	23,551	20%

Operating income / (loss)	295	(18,165)	18,460	102%

Non operating income / (expense)
Interest expense, net	(3,732)	(5,976)	2,244	38%
Gain on repurchase of debt	86	33	53	161%
Other income / (expense)	(4,357)	—	(4,357)	N/M
Income/(loss) from equity method affiliates	5,052	6,232	(1,180)	(19)%

Income / (loss) before income taxes	(2,656)	(17,876)	15,220	85%
Income tax expense/(benefit)	(615)	(1,149)	(534)	(46)%

Net income / (loss)	(2,041)	(16,727)	14,686	88%
Less: Net income / (loss) attributable to the non-controlling interest	(1,073)	(7,339)	(6,266)	(85)%

Net income / (loss) attributable to IFMI	$(968)	$(9,388)	$8,420	90%

N/M = Not Meaningful

Revenues

Revenues decreased by $5,091, or 5%, to $95,240 for the year ended December 31, 2012 from $100,331 for the year ended December 31, 2011. As discussed in more detail below, the change was comprised of decreases of $3,681 in net trading and $4,320 in principal transactions and other income, partially offset by increases of $1,436 in new issue and advisory revenue and $1,474 in asset management revenue.

Net Trading

Net trading revenue decreased by $3,681, or 5%, to $69,486 for the year ended December 31, 2012 from $73,167 for the year ended December 31, 2011.

The following table provides detail on net trading revenue by operation. JVB was acquired effective January 1, 2011 and PrinceRidge was acquired on May 31, 2011. The PrinceRidge and other capital markets line includes the operations of PrinceRidge since its acquisition on May 31, 2011, as well as the results from the Company’s other capital markets professionals not included in the JVB or CCFL lines for 2011. In conjunction with the acquisition of PrinceRidge, we contributed substantially all of our capital markets professionals (with the exception of those within JVB and CCFL) to PrinceRidge. Therefore, the revenues earned from PrinceRidge during the period we owned them include the revenues earned by the capital markets professionals contributed.

	December 31, 2012	December 31, 2011	Change
JVB.	$23,070	$18,634	$4,436
PrinceRidge and other capital markets	38,293	48,711	(10,418)
CCFL	8,123	5,822	2,301

Total	$69,486	$73,167	$(3,681)

The increase in revenue in JVB was primarily due to an increase in trading revenue associated with US agency and structured product new issues. The increase in revenue in CCFL was primarily due to an increase in structured product trading. The decline in PrinceRidge and other capital markets was primarily due to the decline in trading revenue earned from trading in securitized products such as CDOs and CLOs.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the year ended December 31, 2012, may not be indicative of future results. Furthermore, some of the assets included in the Investments — trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of December 31,
	2012	2011	2010
Company sponsored CDOs	$6,051,678	$7,859,755	$9,730,374
Permanent capital vehicles	145,326	169,237	171,028
Investment funds	84,659	—	129,027
Managed accounts (1)	43,924	33,644	288,608

Assets under management (end of period) (2)	$6,325,587	$8,062,636	$10,319,037

Average assets under management — company sponsored CDOs	$6,559,087	$8,835,773	$12,199,716

(1)	Represents client funds managed pursuant to separate account arrangements. Subsequent to March 28, 2011, certain separate account arrangements were excluded due to the sale of those management contracts to a new entity owned by two former Company employees, known as Strategos Capital Management, LLC (the “SCM Buyer”). See note 5 to our consolidated financial statements included in this Annual Report on Form 10K.
(2)	AUM for company sponsored CDOs, permanent capital vehicles, investment funds and other managed accounts represents total AUM at the end of the period indicated.

Asset management fees increased by $1,474, or 7%, to $23,172 for the year ended December 31, 2012 from $21,698 for the year ended December 31, 2011, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
Collateralized debt obligations and related service agreements	$21,729	$19,055	$2,674
Investment funds and other	1,443	2,643	(1,200)

Total	$23,172	$21,698	$1,474

CDOs

Asset management revenue from company-sponsored CDOs increased by $2,674 to $21,729 for the year ended December 31, 2012 from $19,055 for the year ended December 31, 2011. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
TruPS and insurance company debt — U.S.	$11,504	$11,916	$(412)
High grade and mezzanine ABS	1,538	2,282	(744)
TruPS and insurance company debt — Europe	6,429	3,121	3,308
Broadly syndicated loans — Europe	2,258	1,736	522

Total	$21,729	$19,055	$2,674

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined as a result of the continued decline of the collateral balances due to deferrals, defaults, and prepayments of the underlying assets.

On July 29, 2010, we entered into a Master Transaction Agreement (the “Master Transaction Agreement”) pursuant to which we sold to a third party the collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement (the “Services Agreement”) under which we provided certain services to the third party purchaser. $4,664 of the cash received up front was recognized as deferred revenue and is amortized into revenue over the life of the Services Agreement. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017, if the management fees earned by the third party exceed certain thresholds. The assets of the Alesco X through XVII securitizations are not included in our AUM disclosed in the table above as we are no longer the manager. However, we continue to generate revenue through the Services Agreement related to these securitizations.

During the year ended December 31, 2012 and 2011, we recognized $6,514 and $6,768, respectively, in revenue for the Alesco X through XVII securitizations that is included in the TruPS and insurance company debt — U.S. in the table above. Of these amounts, $680 and $570 represent incentive payments received from the third party under the Master Transaction Agreement during the year ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we have the potential to earn additional incentive payments (through February of 2017) if certain performance hurdles are met. Not including any potential incentive fees, we expect to recognize an additional $972 in revenue in 2013 through February 2013 when the services agreement expired per its terms. Beginning March 2013, with the exception of potential incentive payments, the Company will stop recognizing revenue from the Alesco X through Alesco XVII securitizations. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

Substantially all of our TruPS trusts (both for the U.S. and Europe) have stopped paying subordinated management fees due to the diversion of cash flow to pay down the senior notes of the securitization as a result of defaults within the securitization. In this case, we do not recognize revenue for unpaid subordinated fees. We do not anticipate that we will receive additional subordinated asset management fees in the near future. See “— Critical Accounting Policies and Estimates — Revenue Recognition — Asset management” beginning on page 100.

Asset management fees for high grade and mezzanine ABS declined primarily because of the continued decline of the collateral balances due to defaults, and repayments of certain underlying assets, as well as the liquidation of certain CDOs.

Asset management fees for TruPS and insurance company debt of European companies increased due to the receipt of a final CDO asset management fee for the Xenon CDO during the third quarter of 2012. This fee was earned in connection with the agreed upon resignation of CCFL as asset manager of the Xenon CDO and CCFL agreeing to forego certain collateral manager rights, unique to the Xenon CDO, related to the auction provisions of the CDO. This fee was approved by the relevant security holders of the Xenon CDO. This one-time final asset management fee more than offset declines in the underlying collateral balances as a result of lower foreign exchange rates, as well as the occurrence of certain prepayments and defaults. The total revenue recorded during the year ended December 31, 2012, related to the Xenon CDO, including the final CDO asset management fee, was $3,862. No asset management revenue will be earned on the Xenon CDO going forward as a result of the resignation.

Asset management fees for broadly syndicated loans of European companies represent revenue from a single CLO. Prior to August 2012, we served only as the junior manager of this CLO and we shared the management fees evenly with the lead manager. In August 2012, we became lead manager (and remained as junior manager). Subsequent to becoming the lead manager, we earn all of the management fees related to this CLO. For the year ended December 31, 2012, $567 represented fees earned as lead manager. The remaining amount represented fees earned as junior manager.

Investment Funds and Other

Our asset management revenue from investment funds was comprised of fees from the management of Deep Value prior to 2012.

	December 31, 2012	December 31, 2011	Change
Deep Value	$—	$452	$(452)
Separate accounts and other	1,443	2,191	(748)

Total	$1,443	$2,643	$(1,200)

The decrease in Deep Value revenue was primarily the result of the sale of our investment advisory agreements relating to the Deep Value funds to the SCM Buyer, a newly formed entity owned by two former Company employees on March 29, 2011. Pursuant to the terms of the sale, we are entitled to 10% of all revenue, net of certain expenses, earned by the SCM Buyer between March 29, 2011 and December 31, 2014. This revenue sharing arrangement is recorded as a component of principal transactions and other income going forward. See notes 5 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

The net decrease of $748 from separate accounts and other was primarily comprised of (a) a decrease of $335 relating to certain managed accounts sold to the SCM Buyer in 2011 as part of the transaction described above, and (b) a net decrease in fees earned primarily from other accounts of $413.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,436, or 40%, to $5,021 for the year ended December 31, 2012 as compared to $3,585 for the same period in 2011.

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Even if the number of engagements stays consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.

Principal Transactions and Other Income

Principal transactions and other income decreased by $4,320, or 230%, to a loss of $2,439 for the year ended December 31, 2012, as compared to income of $1,881 for the year ended December 31, 2011.

Principal Transactions & Other Income

(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
Change in fair value of other investments, at fair value	$(6,284)	$1,504	$(7,788)
Gain on sale of cost method investment	1,687	—	1,687
Loss on other assets	—	(1,170)	1,170
Dividend, interest, and other income	2,158	1,547	611

Total	$(2,439)	$1,881	$(4,320)

Change in fair value of other investments, at fair value

The decrease in the change in fair value of other investments of $7,788 was comprised of the following:

	December 31, 2012	December 31, 2011	Change
EuroDekania	$(331)	$579	$(910)
Star Asia	(7,274)	(542)	(6,732)
Yen Hedge	40	(662)	702
Tiptree	301	53	248
Star Asia Special Situations Fund	662	—	662
Deep Value	—	(9)	9
Duart Fund	—	(456)	456
Other	318	2,541	(2,223)

Total	$(6,284)	$1,504	$(7,788)

During the second quarter of 2011, we acquired 353,244 additional shares of EuroDekania at an amount less than the underlying NAV of EuroDekania. Accordingly, this investment resulted in a gain. Of the total gain recorded for the year ended December 31, 2011, $365 represented unrealized gains recognized on the newly purchased shares and $214 represented the change in the underlying NAV of EuroDekania. During the fourth quarter of 2012, we acquired 17,663 additional shares of EuroDekania at an amount less than the underlying NAV. For the year ended December 31, 2012, the decrease in the value of our investment in EuroDekania was comprised of $342 resulting from changes in the underlying NAV of EuroDekania, partially offset by the gain of $11 resulting from the purchase of shares at an amount below the underlying NAV.

Star Asia is an investment fund that is exposed to changes in its value due to the performance of its underlying investments. The value of our investment in Star Asia has also been impacted by the following items: (a) during 2011 and 2012, we acquired shares of Star Asia from unrelated third party investors at amounts less than the underlying NAV of Star Asia; (b) in 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter; and (c) Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. The following table shows the change in the value of our investment in Star Asia and how it was impacted by these items:

	December 31, 2012	December 31, 2011	Change
Purchase or receipt of shares for below NAV	$298	$1,544	$(1,246)
Foreign exchange	(5,504)	3,420	(8,924)
Earthquake, tsunami, nuclear disaster	—	(4,720)	4,720
Underlying investment values, net	(2,068)	(786)	(1,282)

Total	$(7,274)	$(542)	$(6,732)

Purchase or receipt of shares for below NAV: During 2011, we purchased 226,074 shares directly from unrelated third parties for $351. All of these purchases were made at amounts below Star Asia’s NAV. During 2012, we purchased 53,863 shares directly from unrelated third parties for $85. All of these purchases were made at amounts below Star Asia’s NAV.

Foreign exchange: These amounts represent the impact to fair value of our investment in Star Asia from currency fluctuations. This is because Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. Accordingly, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar. From time to time, we may seek to minimize this risk by entering into a Japanese

Yen hedge. However, our hedging activities could negatively impact our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Japanese Yen hedge, especially considering our overall corporate liquidity position. During the period from January 1, 2011 through to October 31, 2011, and the period from April 30, 2012 through to November 5, 2012, we had hedged a portion of our investment in Star Asia and recorded the gains or losses as a component of principal transactions. However, as of December 31, 2012 and 2011, we were un-hedged. We may or may not enter into hedges in the future based on our corporate liquidity. Any un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations. There was no Japanese Yen hedge in place during the first quarter of 2012. During that period, Star Asia experienced negative mark-to-market loss due to exchange rate movement. From April 30, 2012 to November 5, 2012, a hedge was in place. During that period, Star Asia experienced gains due to exchange rate movement (but less than the losses during the first quarter). Accordingly, for the year ended December 31, 2012, we experienced both a loss on the hedge and a mark-to-market loss on our investment in Star Asia due to exchange rate movements.

During the fourth quarter of 2011, we terminated all of our Japanese Yen hedges. As of December 31, 2011, our long exposure to the Japanese Yen was 3.9 billion Japanese Yen. The spot rate of U.S. Dollar to Japanese Yen was 77.44 as of December 31, 2011, which means our un-hedged portion of Star Asia was $50.7 million. During the fourth quarter of 2012, we terminated all of our Yen hedges. As of December 31, 2012, our long exposure to Japanese Yen was 4.2 billion Yen. The spot rate of U.S. Dollar to Japanese Yen was 86.75 as of December 31, 2012, which means our un-hedged portion of Star Asia was $49.0 million.

Earthquake, tsunami, nuclear disaster: During the year ended December 31, 2011, certain of Star Asia’s investments were adversely impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011.

Underlying investment values: This line item represents the impact to the fair value of our investment in Star Asia from changes in the underlying net investment values of Star Asia’s investments, net of debt, exclusive of the impact of foreign currency changes.

In June 2011, MFCA became a wholly owned subsidiary of Tiptree. We exchanged 1,000,200 shares of MFCA for 111,133 shares of Tiptree. See notes 3-F and 8 to our consolidated financial statements included in this Annual Report on Form 10-K. We carry our investment in Tiptree at the NAV of the underlying fund. We carried our investment in MFCA at the NAV of the underlying fund.

In December 2012, we made an investment in the Star Asia Special Situations Fund. We carry our investment in the Star Asia Special Situations Fund at the NAV of the underlying fund.

As of June 30, 2011, Deep Value completed its liquidation. We carried our investment in Deep Value at the NAV of the underlying fund. The fund was substantially liquidated in the fourth quarter of 2010; the 2011 change in NAV was primarily attributable to wind down costs of the fund.

We carried our investment in the Duart Fund at the NAV of the underlying fund. Effective December 31, 2010, we submitted a redemption notice to the Duart Fund to redeem 100% of our capital and received our redemption in April 2011.

The change in other investments of $2,223 was comprised of (i) an overall net increase of $572 to changes in fair value of certain warrants and options the Company held as of December 31, 2012 and 2011; and (ii) a net increase of $21 to changes in fair value of other investments; partially offset by (iii) $2,816 related to certain investments in securitizations that were sold for a gain during the first quarter of 2011.

Gain on sale of cost method investment

During the third quarter of 2012, we recognized a gain of $1,687 related to the sale of an equity interest in a private company that we were accounting for under the cost method.

Loss on other assets

During the year ended December 31, 2011, the Company recognized a loss of $1,170 related to the impairment of certain miscellaneous assets.

Dividend, interest, and other

The change in dividend, interest and other income of $611 was primarily related to increases from (i) foreign currency gains of $579; (ii) our revenue share arrangement related to the SCM Buyer of $97 which was not in place until March 29, 2011; (iii) dividends and interest income received on our investments in other investments, at fair value of $626; and (iv) miscellaneous income of $136; partially offset by decreases in other income of (v) $501 of revenue from our revenue share arrangement related to Non-Profit Preferred Funding I securitization (“NPPF I”) that was primarily a result of defaults within the securitization, which resulted in a deferral of the subordinated management fee during 2012; and (vi) $326 recognized in 2011 related to the reversal of the contingent liability due to JVB based on the attainment of certain performance targets that were not attained during the performance period. See notes 4, 5 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Operating Expenses

Operating expenses decreased by $23,551, or 20%, to $94,945 for the year ended December 31, 2012 from $118,496 for the year ended December 31, 2011. The change was due to decreases of $15,276 in compensation and benefits, $770 in Business development, occupancy, equipment, $579 in subscriptions, clearing, and execution, $5,993 in professional fees and other operating expenses, and $933 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $15,276, or 20%, to $62,951 for the year ended December 31, 2012 from $78,227 for the year ended December 31, 2011.

COMPENSATION AND BENEFITS

(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
Cash compensation and benefits	$59,576	$67,553	$(7,977)
Compensation charge for payment to the former CEO of Capital Markets business segment	—	3,000	(3,000)
Compensation charge for payments to the former CEO and board member of PrinceRidge and the former Chairman of the board of PrinceRidge	2,104	—	2,104
Equity based compensation	1,271	7,674	(6,403)

	$62,951	$78,227	$(15,276)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The decrease in cash compensation and benefits was the result of the decrease in incentive compensation, which is tied to revenue and operating profitability and reduced headcount. Our total headcount decreased from 237 at December 31, 2011 to 197 at December 31, 2012.

From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

On July 19, 2012, PrinceRidge, IFMI, and the Operating LLC entered into a Separation, Release and Repurchase Agreement with each of Michael T. Hutchins, the former CEO of PrinceRidge and member of the Board of Managers of PrinceRidge GP, and John P. Costas, the former Chairman of the Board of Managers of PrinceRidge GP, whereby (i) PrinceRidge repurchased all of the equity and profit units in PrinceRidge held by Messrs. Hutchins and Costas; (ii) Messrs. Hutchins and Costas resigned as employees of PrinceRidge and as members of the Board of Managers of PrinceRidge GP; (iii) Messrs. Hutchins and Costas agreed to forfeit all of their unvested equity awards both from PrinceRidge and IFMI; and (iv) Messrs. Hutchins and Costas withdrew as members of PrinceRidge GP and as partners of CCPRH. Daniel G. Cohen, the Company’s Chairman and CEO, was subsequently appointed as Chairman of the Board of Managers of PrinceRidge GP and CEO of PrinceRidge by the Board of Managers of PrinceRidge GP. PrinceRidge repurchased Mr. Costas’ and Mr. Hutchins’ equity and profit units for an aggregate of $8,234. PrinceRidge recorded compensation expense of $2,104 and a reduction of temporary equity of $6,130 related to the repurchase of these units. This compensation expense is broken out separately in the table above.

In the second quarter of 2011, we incurred an expense of $3,000 for cash compensation owed to the former CEO of our Capital Markets business segment, Christopher Ricciardi, as a result of an amendment to his employment agreement. This compensation expense is broken out separately in the table above.

Compensation and benefits includes equity based compensation that decreased by $6,403, or 83%, to $1,271 for the year ended December 31, 2012 from $7,674 for the year ended December 31, 2011. The decrease was comprised of (i) $2,139 which primarily represented IFMI stock awards granted to IFMI employees that were subsequently forfeited primarily as a result of employees leaving the Company in 2012; (ii) $1,031 related to PrinceRidge membership unit grants and $1,388 related to IFMI stock grants that were subsequently forfeited primarily as a result of Mr. Hutchins and Mr.Costas leaving the Company in 2012; (iii) $45 related to IFMI stock grants to employees of JVB that were subsequently forfeited primarily as a result of employees leaving the Company in 2012; and (iv) the $1,800 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our former president, Mr. Ricciardi, which was fully expensed during the first half of 2011 as a result of his amended employment agreement. In October 2011, our former president forfeited the 360,000 shares of restricted stock in exchange for a cash payment of $745, which represented the cash equivalent value of the common stock in accordance with the defined terms of Mr. Ricciardi’s amended employment agreement. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy and Equipment

Business development, occupancy, equipment decreased by $770, or 12%, to $5,795 for the year ended December 31, 2012 from $6,565 for the year ended December 31, 2011. The decrease was primarily due to decreases in business development expenses, such as promotion, advertising, travel and entertainment, of $228 and in rent expense of $626; partially offset by an increase in other expenses associated with occupancy and equipment of $84. Included in the rent for the year ended December 31, 2011 was $459 of costs incurred by us for the termination or subletting of office leases during the third quarter of 2011 as part of our cost saving measures following the acquisition of PrinceRidge. The decreases for the year ended December 31, 2012, as compared to the year ended December 31, 2011, are primarily due to our cost saving measures instituted following the acquisition of PrinceRidge in May 2011.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution decreased by $579, or 5%, to $11,446 for the year ended December 31, 2012 from $12,025 for the year ended December 31, 2011. The decrease included a decrease of $222 in subscriptions primarily a result of a reduction in the Company’s employee headcount as well as cost saving measures implemented and a decrease in clearing and execution costs of $357.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $5,993, or 31%, to $13,448 for the year ended December 31, 2012 from $19,441 for the year ended December 31, 2011. The decrease included a reduction in legal and professional fees of $4,462, which was primarily the result of legal expenses incurred in 2011 related to the acquisitions of JVB and PrinceRidge, and a reduction of $2,250 related to expense recorded in the fourth quarter of 2011 as a result of the Company’s contribution to a legal settlement involving Alesco X, a CDO previously managed by us, which resulted from a judgment against the CDO obtained by a third party; a decrease in other costs of $1,349; partially offset by an increase in consulting fees of $2,068. The increase in consulting fees was primarily due to the employment of certain consultants at CCFL. Prior to August 2012, CCFL was the junior manager of a CLO in Europe. In August 2012, CCFL became lead manager and remained junior manager. Subsequent to becoming the lead manager, we earn all of the management fees related to this CLO. These consulting fees are being incurred to assist CCFL in performing its lead manager services. See note 26 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding the legal settlement involving Alesco X.

Depreciation and Amortization

Depreciation and amortization decreased by $933, or 42%, to $1,305 for the year ended December 31, 2012 from $2,238 for the year ended December 31, 2011. The decline was primarily due to a decrease in depreciation expense related to certain property and equipment that was fully depreciated prior to January 1, 2012.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $2,244, or 38%, to $3,732 for the year ended December 31, 2012 from $5,976 for the year ended December 31, 2011. This decrease was comprised of (a) a decrease of $570 of interest incurred on our bank debt, which we paid off and terminated during the fourth quarter of 2011; (b) a decrease of $582 of interest incurred on convertible senior notes (comprised of our Old Notes and our 10.50% Contingent Convertible Senior Notes Due 2027 (the “New Notes”) due to repurchases of Old Notes in November 2011 and March 2012, and redemptions of Old Notes in May 2012 and July 2012; (c) a decrease of $637 of interest incurred on our junior subordinated notes as a result of the interest rate on one of the two issuances changing from a fixed rate to a lower variable rate during the year; (d) a decrease of $38 of interest incurred on subordinated notes payable; partially offset by (e) an increase of $577 of interest income primarily related to the reduction of the amount owed to withdrawing partners of PrinceRidge in conjunction with the repurchase of mandatorily redeemable equity interests at a discount (see notes 17 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K), which is recorded as interest income; (f) an increase of $109 related to the amortization of discount attributable to a settlement payable related to a legal settlement; and (g) an increase of $51 related to the interest on the promissory notes issued in connection with the repurchase of mandatorily redeemable equity interests that we paid in full in December 2012. See notes 17, 18 and 26 to our consolidated financial statements included in this Form 10-K.

During the year ended December 31, 2011 we also wrote off $134 of unamortized deferred financing costs to interest expense related to the termination of our bank debt in 2011.

For additional information on our outstanding debt see “— Liquidity and Capital Resources — Debt Financing” beginning on page 93 and note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Gain on Repurchase of Debt

In March 2012, we repurchased $150 aggregate principal amount of Old Notes from an unrelated third party for $151, including accrued interest of $4. The Old Notes had a carrying value of $150 resulting in a gain from repurchase of debt of $3, which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations.

In September 2012, we repurchased $1,177 principal amount of subordinated notes payable from an unrelated third party for $1,139, including accrued cash interest and paid in kind interest of $50. We recognized a gain from repurchase of debt of $83, net of expenses, which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations.

In November 2011, we repurchased $1,025 aggregate principal amount of the Old Notes from unrelated third parties for $988, including accrued interest of $4. This debt had a book value of $1,017. The Company recognized a gain on repurchase of debt of $33, which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations.

For additional information, see note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Other Income / (Expense)

During the second quarter of 2012, CCS and the Liquidation Trustee in the Sentinel litigation reached an agreement in principle to settle such litigation. The settlement agreement called for CCS to make an initial payment to Sentinel of $3,000 and an additional payment to Sentinel of $2,250 in the future. As a result of the settlement agreement, the Company accrued a contingent liability of $4,357 representing the initial payment of $3,000, the discounted present value of the future payment of $1,978, partially offset by additional available insurance proceeds receivable of $621. This expense was included in the statement of operations for the year ended December 31, 2012 as a component of non-operating income / (expense). See note 26 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income/(Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $1,180, or 19%, to $5,052 for the year ended December 31, 2012 from $6,232 for the year ended December 31, 2011. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of December 31, 2012, we had eight equity method investees: (1) Star Asia Manager; (2) Deep Value GP; (3) Deep Value GP II; (4) Star Asia SPV; (5) Star Asia Opportunity; (6) Star Asia Capital Management; (7) SAA Manager; and (8) SAP GP. During the year ended December 31, 2012, we also had an investment in Star Asia Opportunity II until it was reorganized in December 2012. As of December 31, 2011, we had seven equity method investees: (1) Star Asia Manager; (2) DeepValue GP; (3) DeepValue GP II; (4) Star Asia SPV; (5) Star Asia Opportunity; (6) Star Asia Capital Management; and (7) Duart Capital and other. See note 3-F to our consolidated financial statements included in this Annual Report on Form 10-K.

During the second quarter of 2011, a Strategos Deep Value fund for which the Deep Value GP served as the general partner was substantially liquidated. In conjunction with the liquidation and distribution of funds to investors, the Deep Value GP recognized its incentive fee earned in the amount of $8,719. We own 50% of the Deep Value GP. Therefore, our share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates during the year ended December 31, 2011.

During the fourth quarter of 2012, a Strategos Deep Value fund for which the Deep Value GP II served as the general partner was substantially liquidated. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP II recognized an incentive fee earned in the amount of $4,301 in the fourth quarter of 2012. Since we own 40% of the Deep Value GP II, our share of the incentive fee was $1,720 and was included as a component of income from equity method affiliates during the year ended December 31, 2012.

Income Tax (Benefit) / Expense

Our majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which we do business. It is, however, subject to income taxes in the United Kingdom, Spain, France, New York City, Philadelphia and the State of Illinois. Likewise, the Operating LLC’s majority owned subsidiary, PrinceRidge, is also a pass-through entity but is subject to entity level taxes in the same jurisdictions.

Beginning on April 1, 2006, we qualified for Keystone Opportunity Zone (“KOZ”) benefits, which exempt the Operating LLC and PrinceRidge from Philadelphia city taxes and Pennsylvania state income and capital stock franchise tax liabilities. We will be entitled to KOZ benefits through the end of the lease term for our Philadelphia headquarters, which is April 30, 2016. However, if we extend our lease, it will be entitled to KOZ benefits through December 31, 2018.

IFMI, as a corporation, is subject to federal, state, and local taxes. However, IFMI has significant federal operating and capital loss carry forwards as well as similar carry forwards in most states in which it currently operates. The Operating LLC also has loss carry forwards in the United Kingdom and certain local jurisdictions in which it operates. We have significant deferred tax assets comprised of federal operating loss carry forwards, federal capital loss carry forwards, similar state, local, and foreign loss carry forwards, and unrealized capital losses. However, we have applied a valuation allowance against a significant portion of these assets because we have determined it is not more likely than not that they will be realized. We also have deferred tax liabilities. To the extent we expect the deferred tax liability to reverse during the relevant carry forward period, we do not record a valuation allowance against the carry forward asset. Therefore, each year we must revise the valuation allowance based on our latest expectations about the reversal pattern of our deferred tax liabilities and the expiration of our carry forward assets. We also may revise the appropriate rate to apply based on our current expectations about which taxing jurisdictions we will operate in during the period that the deferred tax liability reverses. Any adjustment that results is recorded as deferred tax benefit or expense as applicable.

The income tax benefit decreased by $534 to an income tax benefit of $615 for the year ended December 31, 2012 from an income tax benefit of $1,149 for the year ended December 31, 2011. The tax benefits realized by us during the years ended December 31, 2012 and 2011 were primarily the result of adjustments to the federal valuation allowance for (i) changes in the expected reversal patterns of our deferred tax liabilities; (ii) changes in the expiration of our carry forward assets; and (iii) revisions in the overall effective rate based on the state and local taxing jurisdictions in which we operate.

See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2012 and 2011 was comprised of the 32.4% non-controlling interest and 33.9% non-controlling interest, respectively, related to member interests in the Operating LLC other than the interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included the redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the years ended December 31, 2012 and 2011. PrinceRidge was acquired by us effective May 31, 2011. On October 5, 2012, PrinceRidge entered into the PrinceRidge Separation Agreements to repurchase the outstanding equity interests in PrinceRidge held by the PrinceRidge Separated Employees. See notes 17 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K. Following the repurchase of the PrinceRidge Separated Employees’ outstanding equity interests in PrinceRidge, the Operating LLC owned 98% of PrinceRidge.

Summary calculation of non-controlling interest — Year Ended December 31, 2012

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(2,104)	$(552)	$(2,656)	$—	$(2,656)
Income tax expense / (benefit)	—	49	148	(763)	(615)

Net income / (loss) after tax	(2,104)	(601)	(2,804)	763	(2,041)
Majority owned subsidiary non-controlling interest		(216)	(216)

Net loss attributable to the Operating LLC	(2,104)	(385)	(2,588)
Average effective Operating LLC non-controlling interest (1)%			33.114%

Operating LLC non-controlling interest			(857)
Majority owned subsidiary non-controlling interest			(216)

Total non-controlling interest			$(1,073)

Summary calculation of non-controlling interest — Year Ended December 31, 2011

	Wholly owned subsidiaries	Majority owned subsidiaries	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(11,105)	$(6,771)	$(17,876)	$—	$(17,876)
Income tax expense / (benefit)	—	—	560	(1,709)	(1,149)

Net income / (loss) after tax	(11,105)	(6,771)	(18,436)	1,709	(16,727)
Majority owned subsidiary non-controlling interest		(1,768)	(1,768)

Net loss attributable to the Operating LLC	(11,105)	(5,003)	(16,668)
Average effective Operating LLC non-controlling interest (1)%			33.423%

Operating LLC non-controlling interest			(5,571)
Majority owned subsidiary non-controlling interest			(1,768)

Total non-controlling interest			$(7,339)

(1)	Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2011 and 2010.

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

Revenues

Revenues decreased by $25,221, or 20%, to $100,331 for the year ended December 31, 2011 from $125,552 for the year ended December 31, 2010. Although the 2011 results include the revenue from JVB and PrinceRidge, the extreme weakness in the capital markets largely offset the impact of their acquisitions. As discussed in more detail below, the change was comprised of decreases of $3,583 in asset management revenue, $23,803 in principal transactions and other income, and $193 in new issue and advisory revenue, partially offset by an increase of $2,358 in net trading revenue.

Net Trading

Net trading revenue increased by $2,358, or 3%, to $73,167 for the year ended December 31, 2011 from $70,809 for the year ended December 31, 2010. Net trading revenue for the year ended December 31, 2011 was impacted by general adverse market conditions and the acquisitions that we completed in 2011. JVB was acquired in January 2011 and PrinceRidge was acquired on May 31, 2011. JVB had revenue of $18,634 and PrinceRidge had revenue of $24,422 during the periods we owned them in 2011. In conjunction with the acquisition of PrinceRidge, we contributed substantially all of our capital markets professionals (with the exception of those in JVB and CCFL) to PrinceRidge. Therefore, the revenues earned from PrinceRidge during the period we owned them included the revenues earned by the capital markets professionals contributed.

The following table provides detail on net trading revenue by operation. The PrinceRidge and other capital markets line included the operations of PrinceRidge since its acquisition on May 31, 2011 as well as the results from the Company’s other capital markets professionals not included in JVB or CCFL for 2010 and 2011.

	December 31, 2011	December 31, 2010	Change
JVB.	$18,634	$—	$18,634
PrinceRidge and other capital markets	48,711	60,856	(12,145)
CCFL	5,822	9,953	(4,131)

Total	$73,167	$70,809	$2,358

Excluding the increase in net trading revenue from the acquisition of JVB, the remaining decrease in net trading revenue for the year ended December 31, 2011 was primarily the result of (i) lower trading volumes; (ii) lower margins earned; and (iii) reduction in comparable results due to increases in the value of certain leveraged credit products recognized in the 2010 period.

Our net trading revenue included unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from our trading investments. In addition, our net trading revenue also included realized gains on certain proprietary trading positions that were sold during 2011. Our ability to derive trading gains from trading positions is subject to market conditions. Furthermore, some of the assets included in the Investments — trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

Collateralized Debt Obligations

Asset management revenue from Company sponsored CDOs decreased $795 to $19,055 for the year ended December 31, 2011 from $19,850 for the year ended December 31, 2010.

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

On July 29, 2010, we entered into the Master Transaction Agreement pursuant to which we sold to a third party the collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. In connection with the Master Transaction Agreement, we entered into the Services Agreement under which we provided certain services to the third party purchaser. $4,664 of the cash received up front was recognized as deferred revenue and is being amortized into revenue over the life of the Services Agreement (ending February 2013). In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017 if the management fees earned by the third party exceed certain thresholds.

During the years ended December 31, 2011 and 2010, we recognized $6,768 and $5,973, respectively, in revenue for the Alesco X through XVII securitizations which is included in the TruPS and insurance company debt — U.S. in the table above. Of these amounts, $570 and $313 represent incentive payments received from the third party under the Master Transaction Agreement during the year ended December 31, 2011 and 2010, respectively. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

Substantially all of our TruPS trusts had stopped paying subordinated fees due to diversion of cash flow to pay down the senior notes of the securitization as a result of defaults within the securitization.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets and liquidations of certain collateralized debt obligations.

Investment Funds and Other

Our asset management revenue from investment funds was comprised of fees from the management of Deep Value, Brigadier, and separate accounts and other.

	December 31, 2011	December 31, 2010	Change
Brigadier	$—	$54	$(54)
Deep Value	452	2,538	(2,086)
Separate accounts and other	2,191	2,839	(648)

Total	$2,643	$5,431	$(2,788)

The decrease in Brigadier revenue was due to a decrease in base management fee revenue of $54. Effective beginning in the second quarter of 2010, the Brigadier fund ceased permitting redemptions pending its final liquidation, which was completed during the fourth quarter of 2010. We ceased charging management fees effective April 30, 2010.

The decrease in Deep Value revenue was primarily due to the first Deep Value fund substantially completing its liquidation process during the third quarter of 2010 and distributing its remaining cash to investors during the first half of 2011; resulting in lower management fees generated by Deep Value. In addition, on March 29, 2011, we sold our investment advisory agreements relating to the Deep Value funds to Strategos Capital Management, LLC (the “SCM Buyer”), a newly formed entity owned by two former Company employees. Pursuant to the terms of the sale, we are entitled to 10% of all revenue, net of certain expenses, earned by the SCM Buyer between March 29, 2011 and December 31, 2014. This revenue sharing arrangement is recorded as a component of principal transactions and other income. See notes 5 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

The net decrease of $648 from separate accounts and other was comprised of (a) $950 relating to certain managed accounts sold to the SCM Buyer in 2011; partially offset by (b) an increase of $302 in fees earned primarily from other separate accounts. On March 29, 2011, we also sold our investment advisory agreements relating to certain managed accounts to the SCM Buyer in exchange for the right to receive 10% of all revenue, net of certain expenses, earned by the SCM Buyer between March 29, 2011 and December 31, 2014. Also, these fees were recorded as part of the 10% revenue share noted above and were included as a component of principal transactions and other revenue. See notes 5 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $193, or 5%, to $3,585 for the year ended December 31, 2011 as compared to $3,778 for the same period in 2010. The decrease was primarily attributable to a decline in new issue business activity.

Principal Transactions and Other Income

Principal transactions and other income decreased by $23,803, or 93%, to $1,881 for the year ended December 31, 2011, as compared to $25,684 for the year ended December 31, 2010.

Principal Transactions & Other Income

(dollars in thousands)

	December 31, 2011	December 31, 2010	Change
Change in fair value of other investments, at fair value	$1,504	$24,813	$(23,309)
Loss on other assets	(1,170)	—	(1,170)
Dividend, interest, and other income	1,547	871	676

Total	$1,881	$25,684	$(23,803)

Change in fair value of other investments, at fair value

The decrease in the change in fair value of other investments of $23,309 was comprised of the following:

	December 31, 2011	December 31, 2010	Change
EuroDekania	$579	$525	$54
Star Asia	(542)	18,126	(18,668)
Yen Hedge	(662)	(2,320)	1,658
RAIT	—	387	(387)
Brigadier	—	64	(64)
MFCA / Tiptree	53	100	(47)
Deep Value	(9)	4,481	(4,490)
Duart Fund	(456)	(223)	(233)
Other	2,541	3,673	(1,132)

Total	$1,504	$24,813	$(23,309)

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

Star Asia is an investment fund that is exposed to changes in its value due to the performance of its underlying investments. The value of our investment in Star Asia has also been impacted by the following items: (a) in 2010, we acquired additional Star Asia shares in a rights offering at an amount less than the underlying NAV of Star Asia; (b) during 2010 and 2011, we acquired shares of Star Asia from unrelated third party investors at amounts less than the underlying NAV of Star Asia; (c) in 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter; and (d) Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. The following table shows the change in the value of our investment in Star Asia and how it was impacted by these items:

	December 31, 2011	December 31, 2010	Change
Purchase or receipt of shares for below NAV	$1,544	$8,693	$(7,149)
Foreign exchange	3,420	5,670	(2,250)
Earthquake, tsunami, nuclear disaster	(4,720)	—	(4,720)
Underlying investment values, net	(786)	(5,058)	4,272
Rights offering	—	8,821	(8,821)

Total	$(542)	$18,126	$(18,668)

Purchase or receipt of shares for below NAV: During 2010, we purchased 1,372,967 shares directly from unrelated third parties for $7,790 and received 109,890 shares as an in kind distribution of $55 from Star Asia SPV (which was the price for which Star Asia SPV had acquired the shares from third party investors through a tender offer). During 2011, we purchased 226,074 shares directly from unrelated third parties for $351. All of these purchases were made at amounts below Star Asia’s NAV.

Foreign exchange: These amounts represent the impact to fair value of our investment in Star Asia from currency fluctuations. This is caused because Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. Accordingly, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar. We seek to minimize this risk by entering into a Japanese Yen hedge. However, our hedging activities could negatively impact our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Japanese Yen hedge, especially considering our overall corporate liquidity position. During the year ended December 31, 2010 and the period from January 1, 2011 through to October 31, 2011, we had hedged a portion of our investment in Star Asia and recorded the gains or losses as a component of principal transactions. However, as of December 31, 2011 we were un-hedged. Any un-hedged portion of our investment in Star Asia was exposed to currency fluctuations.

As of December 31, 2010, our long exposure to the Japanese Yen through our investment in Star Asia was 4.6 billion Yen (representing the total net Yen based assets of Star Asia multiplied by our ownership percentage). Our hedge was 2.4 billion Yen resulting in net long exposure of 2.2 billion Japanese Yen. The spot rate of the U.S. Dollar to Japanese Yen was 81.31 as of December 31, 2010, which means the un-hedged portion of Star Asia was $27.5 million. During the fourth quarter of 2011, we terminated all of our Japanese Yen hedges. As of December 31, 2011, our long exposure to Japanese Yen was 3.9 billion Yen. The spot rate of U.S. Dollar to Japanese Yen was 77.44 as of December 31, 2011, which means our un-hedged portion of Star Asia was $50.7 million.

Earthquake, tsunami, nuclear disaster: During the year ended December 31, 2011, certain of Star Asia’s investments were adversely impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter of 2011.

Underlying investment values: This line item represents the impact to the fair value of our investment in Star Asia from changes in the underlying net investment values of Star Asia’s investments, net of debt, exclusive of the impact of foreign currency changes.

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

In June 2011, MFCA became a wholly owned subsidiary of Tiptree Financial Partners, L.P. We exchanged 1,000,200 shares of MFCA for 111,133 shares of Tiptree. See notes 3-F and 8 to our consolidated financial statements included in this Annual Report on Form 10-K. We carry our investment in Tiptree at the NAV of the underlying fund. We carried our investment in MFCA at the NAV of the underlying fund.

We carried our investment in the Duart Fund at the NAV of the underlying fund. Effective December 31, 2010, we submitted a redemption notice to the Duart Fund to redeem 100% of our capital and we received our redemption in April 2011.

As of June 30, 2011, Deep Value completed its liquidation. We carried our investment in Deep Value at the NAV of the underlying fund. The fund was substantially liquidated in the fourth quarter of 2010; the 2011 change in NAV was primarily attributable to wind down costs of the fund.

The change in other investments of $1,132 related primarily to certain investments in securitizations that were sold for a gain of $3,542 during 2010, as compared to the sale of certain investments in securitizations that were sold for a gain of $2,816 during 2011, and a decrease in value of $505 related to changes in the value of certain warrants and options the Company held as of December 31, 2011 and 2010.

Loss on other assets

During the year ended December 31, 2011, the Company recognized a loss of $1,170 related to the impairment of certain miscellaneous assets.

Dividends, interest, and other

The change in dividend, interest, and other income of $676 primarily related to an increase in other income of $326 related to the reversal of the contingent liability due to JVB based on the attainment of certain performance targets, which were not attained during the performance period (see note 4), and an increase in other income of (i) $465 of increased revenue share from our revenue share arrangement related to the Non-Profit Preferred Funding I securitization (“NPPF I”) and (ii) $297 from our revenue share arrangement related to the SCM Buyer which was not in place in 2010; partially offset by the increase in foreign currency losses of $352. See notes 5 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Compensation and Benefits

Compensation and benefits increased by $781, or 1%, to $78,227 for the year ended December 31, 2011 from $77,446 for the year ended December 31, 2010.

COMPENSATION AND BENEFITS

(dollars in thousands)

	December 31, 2011	December 31, 2010	Change
Cash compensation and benefits	$67,553	$74,941	$(7,388)
Compensation charge for payment to the former CEO of Capital Markets business segment	3,000	—	3,000
Equity based compensation	7,674	2,505	5,169

	$78,227	$77,446	$781

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation and benefits. The decrease in cash compensation and benefits was primarily a result of the decrease in incentive compensation which was tied to revenue and operating profitability.

From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included in cash compensation in the table above. In 2011, we incurred an expense of $3,000 for cash compensation owed to the former CEO of our Capital Markets business segment, Mr. Christopher Ricciardi, as a result of an amendment to his employment agreement. This payment is separately broken out in the table above.

In addition, our total headcount increased from 142 at December 31, 2010 to 237 at December 31, 2011, including 64 employees of JVB and 125 employees of PrinceRidge as of December 31, 2011.

Compensation and benefits included equity based compensation which increased $5,169, or 206%, to $7,674 for the year ended December 31, 2011 from $2,505 for the year ended December 31, 2010. The increase was comprised of (i) $1,349 related to Operating LLC units and IFMI stock grants to employees of JVB; (ii) $687 related to PrinceRidge membership unit grants and $694 related to the grant of IFMI stock to employees of PrinceRidge (who were not formerly employees of IFMI); (iii) $1,800 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our former president; and (iv) $639 which represented IFMI stock grants to other IFMI employees. In October 2011, Mr. Ricciardi forfeited the 360,000 shares of restricted stock in exchange for a cash payment of $745, which represented the cash equivalent value of the common stock in accordance with the defined terms of Mr. Ricciardi’s amended employment agreement. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy and Equipment

Business development, occupancy, equipment increased by $1,095, or 20%, to $6,565 for the year ended December 31, 2011 from $5,470 for the year ended December 31, 2010. The increase was primarily due to increases in rent expense of $996 and other expenses associated with occupancy and equipment of $278, partially offset by an overall net decrease in business development expenses, such as promotion, advertising, travel and entertainment of $179. Of the $996 increase in rent, $459 related to the costs incurred by us for the termination or subletting of office leases during the third quarter of 2011 as part of our cost saving measures following the acquisition of PrinceRidge. The increase in rent expense is also due to the office space we assumed when we acquired JVB and PrinceRidge.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution increased by $3,291, or 38%, to $12,025 for the year ended December 31, 2011 from $8,734 for the year ended December 31, 2010. The increase included an increase of $1,823 in subscriptions primarily due to an increase in headcount as noted in the discussion of compensation above. The increase in clearing and execution costs of $1,468 was comprised of $356 from increased volume and clearing costs in our equity derivatives business. The remainder was attributable to the acquisition of JVB and PrinceRidge. Both entities operate at lower average trading sizes than we have historically and as a result have higher trading costs per dollar of trading revenue.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses increased by $2,244, or 13%, to $19,441 for the year ended December 31, 2011 from $17,197 for the year ended December 31, 2010. The increase included an increase of $1,193 in legal and professional fees and an increase of $2,158 in other costs, partially offset by a decrease of $596 in consulting fees and a decrease of $511 in recruiting fees. Legal and professional fees primarily increased because of the acquisitions of PrinceRidge and JVB. Of the $2,158 increase in other costs, $605 related to increases in regulatory costs. Regulatory costs primarily increased because of the acquisition of JVB and PrinceRidge.

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

Depreciation and Amortization

Depreciation and amortization decreased by $118, or 5%, to $2,238 for the year ended December 31, 2011 from $2,356 for the year ended December 31, 2010. The decline was primarily due to a decrease in amortization expense of $534 on certain intangible assets that were fully amortized prior to January 1, 2011 and a decrease of $178 in depreciation expense related to certain property and equipment that was fully depreciated during the year ended December 31, 2011. This decrease was partially offset by our increase in depreciation and amortization expense of $596 recognized for the year ended December 31, 2011 related to the acquisitions of JVB and PrinceRidge.

Impairment of Goodwill

During the year ended December 31, 2010, we recognized an impairment charge of $5,607. The impairment charge was the result of an annual impairment test for Cira SCM goodwill which is completed in the third quarter of each year. For its annual impairment test of Cira SCM, the Company first estimated the current fair value of the Cira SCM reporting unit. This fair value was then compared to the book value of the goodwill and, if the fair value was less, then the goodwill was deemed impaired. The Company determined the fair value of the Cira SCM reporting unit using a discounted cash flow analysis. The future cash flows of Cira SCM were unfavorably impacted by the successful wind down of the first Deep Value Fund. During the third quarter of 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Cira SCM. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as a component of operating expenses. The Company did not recognize an impairment charge during the year ended December 31, 2011. See notes 5 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $1,710, or 22%, to $5,976 for the year ended December 31, 2011 from $7,686 for the year ended December 31, 2010. This decrease of $1,710 was comprised of (a) a decrease of $986 of interest incurred on bank debt; (b) a decrease of $2 of interest incurred on convertible senior notes (comprised of our Old Notes and our New Notes); (c) an increase of $288 of interest incurred on our junior subordinated notes; (d) a decrease of $624 of interest incurred on subordinated notes payable; and (e) an increase of $386 of interest income related to the amount owed to a withdrawing partner of PrinceRidge. See note 18 to our consolidated financial statements included in this Form 10-K.

The decrease in interest expense of $986 on bank debt was primarily due to the fact that the amount of bank debt outstanding during the year ended December 31, 2011, and the interest rate at which we borrowed was lower as compared to the comparable period in 2010. In addition, we paid off and terminated the bank debt facility during the fourth quarter of 2011. During the years ended December 31, 2011 and 2010, we wrote off $134 and $675, respectively, of unamortized deferred financing costs to interest expense related to the termination of our bank debt in 2011 and the termination of a prior credit facility in 2010.

The decrease in interest expense of $2 on the convertible senior notes was due to the fact that we repurchased $1,025 aggregate principal amount of the Old Notes from unrelated third parties in November 2011. This decrease was partially offset by the increase in interest expense due to the fact that we incurred interest expense on $8,121 aggregate principal amount of New Notes at a rate of 10.50% during the second half of 2011 in connection with the exchange of debt.

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

For additional information on our outstanding debt see “— Liquidity and Capital Resources — Debt Financing” beginning on page 93 and note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Gain on Repurchase of Debt

In November 2011, we repurchased $1,025 aggregate principal amount of the Old Notes from unrelated third parties for $988, including accrued interest of $4. This debt had a book value of $1,017. We recognized a gain on repurchase of debt of $33 which was included as a separate component of non-operating income / (expense) in our consolidated statements of operations.

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

For additional information, see note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Other Income / (Expense)

On February 27, 2009, we sold three CLO management contracts comprising substantially all of our middle market loans-U.S. (Emporia) business line to an unrelated third party. We received $971 of subordinated management fees from the purchaser related to these contracts during the year ended December 31, 2010, which we included in the statement of operations for the year ended December 31, 2010 as a component of non-operating income / (expense). As of June 30, 2010, we reached the maximum limit of additional fees we could receive under these contracts. Therefore, we no longer recorded any additional non-operating income on these contracts subsequent to June 2010.

See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K. The up-front cash received on the sale of the Alesco X – XVII management contracts was deferred and is being recognized as a component of asset management revenue over time. See discussion of asset management revenue above.

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

Income Tax (Benefit) / Expense

Our majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which we do business. It is, however, subject to income taxes in the United Kingdom, Spain, France, New York City, Philadelphia and the State of Illinois. Likewise, the Operating LLC’s majority owned subsidiary, PrinceRidge, is also a pass-through entity but is subject to entity level taxes in the same jurisdictions.

Beginning on April 1, 2006, we qualified for Keystone Opportunity Zone (“KOZ”) benefits, which exempt the Operating LLC and PrinceRidge from Philadelphia city taxes and Pennsylvania state income and capital stock franchise tax liabilities. We will be entitled to KOZ benefits through the end of the lease term for our Philadelphia headquarters, which is April 30, 2016. However, if we extend our lease, we will be entitled to KOZ benefits through December 31, 2018.

IFMI, as a corporation, is subject to federal, state, and local taxes. However, IFMI has significant federal operating and capital loss carry forwards as well as similar carry forwards in most states that it currently operates in. The Operating LLC also has loss carry forwards in the United Kingdom and certain local jurisdictions in which it operates. We have significant deferred tax assets comprised of federal operating loss carry forwards, federal capital loss carry forwards, similar state, local, and foreign loss carry forwards, and unrealized capital losses. However, we have applied a valuation allowance against a significant portion of these assets because we have determined it is not more likely than not that they will be realized. We also have deferred tax liabilities. To the extent we expect the deferred tax liability to reverse during the relevant carry forward period, we do not record a valuation allowance against the carry forward asset. Therefore, each year we must revise the valuation allowance based on our latest expectations about the reversal pattern of our deferred tax liabilities and the expiration of our carry forward assets. We also may revise the appropriate rate to apply based on our current expectations about which taxing jurisdictions we will operate in during the period that the deferred tax liability reverses. Any adjustment that results is recorded as deferred tax benefit or expense as applicable.

The income tax benefit increased by $400 to an income tax benefit of $1,149 for the year ended December 31, 2011 from an income tax benefit of $749 for the year ended December 31, 2010. The tax benefits realized by us during the years ended December 31, 2011 and 2010 were primarily the result of adjustments to the federal valuation allowance for (i) changes in the expected reversal patterns of our deferred tax liabilities; (ii) changes in the expiration of our carry forward assets; and (iii) revisions in the overall effective rate based on the state and local taxing jurisdictions in which we operate.

See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2011 and 2010 were comprised of the 33.9% non-controlling interest and 33.8% non-controlling interest, respectively, related to member interests in the Operating LLC other than the interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included the redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the 2011 period:

Summary calculation of non-controlling interest — Year Ended December 31, 2011

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

Summary calculation of non-controlling interest — Year Ended December 31, 2010

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, make interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our United States and United Kingdom broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by use of collateralized securities financing arrangements as well as margin loans. Since January 2010, we have significantly expanded our trading operations leading to a greater amount of securities owned as well as larger balances of securities purchased under agreements to resell and securities sold under agreements to repurchase.

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. CCPR and JVB are subject to net capital restrictions imposed by the SEC and FINRA which require certain minimum levels of net capital to remain in these subsidiaries. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the FSA in the United Kingdom and must maintain certain minimum levels of capital. See note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.

PrinceRidge is a majority owned subsidiary. Since it is not wholly owned, there are certain restrictions on distributed capital from PrinceRidge imposed by the PrinceRidge organization documents. As a general matter, pro rata distributions of capital are allowed with the majority vote of the PrinceRidge board. All members of the PrinceRidge board are appointed by the Operating LLC. Although the Operating LLC can withdraw capital from PrinceRidge, it may require a pro rata distribution to the other partners of PrinceRidge. As of December 31, 2012, the Operating LLC owned 98% of the PrinceRidge equity interests.

On May 15, 2012, the holders of $10,110 aggregate principal amount of the Old Notes exercised the option to require us to repurchase their Old Notes. The remaining $100 aggregate principal amount of the Old Notes outstanding was called by us and redeemed for cash on July 5, 2012. In addition, the remaining outstanding aggregate principal balance of $342 of subordinated notes payable will mature on June 20, 2013. See Liquidity and Capital Resources — Debt Financing and Liquidity and Capital Resources — Contractual Obligations below.

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

On February 28, 2013, our board of directors declared a cash dividend of $0.02 per share, which will be paid on our common stock on March 28, 2013 to stockholders of record on March 14, 2013. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

We filed a Registration Statement on Form S-3 on April 29, 2010, which was declared effective by the SEC on May 24, 2010. This registration statement enables us to offer and sell, in the aggregate, up to $300,000 of debt securities, preferred stock (either separately or represented by depositary shares), or common stock (including, if applicable, any associated preferred stock purchase rights, subscription rights, stock purchase contracts, stock purchase units and warrants, as well as units that include any of these securities). The debt securities, preferred stock, subscription rights, stock purchase contracts, stock purchase units and warrants may be convertible into or exercisable or exchangeable for Common Stock or preferred stock of IFMI. We may offer and sell these securities separately or together, in any combination with other securities. The registration statement provides another source of liquidity in addition to the alternatives already in place. The net proceeds from a sale of our securities may be used for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, repayment or refinancing of borrowings, working capital, investments and acquisitions. This registration statement expires in May 2013.

Cash Flows

We have four primary uses for capital:

(1) To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading on the firm’s own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines; and (vi) to fund any operating losses incurred.

(2) To fund investments. Our investments take several forms, including investments in securities and “sponsor investments” in permanent capital vehicles or investment funds. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.

(3) To fund mergers or acquisitions. We may opportunistically use capital to acquire other asset managers, individual asset management contracts, or financial services firms. To the extent our liquidity sources are insufficient to fund our future activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that if available, such financing will be on favorable terms.

(4) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through December 31, 2012, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2012, 2011, and 2010, we maintained cash and cash equivalents of $14,500, $18,221, and $43,946, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flow from operating activities	$14,748	$(6,299)	$(34,815)
Cash flow from investing activities	9,110	(6,704)	26,165
Cash flow from financing activities	(27,717)	(12,796)	(17,069)
Effect of exchange rate on cash	138	74	(27)

Net cash flow	(3,721)	(25,725)	(25,746)
Cash and cash equivalents, beginning	18,221	43,946	69,692

Cash and cash equivalents, ending	$14,500	$18,221	$43,946

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents as well as our investment in our trading portfolio and related borrowing capacity will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2012 Cash Flows

As of December 31, 2012, our cash and cash equivalents were $14,500, representing a net decrease of $3,721 from December 31, 2011. The decrease was attributable to the cash provided by operating activities of $14,748, the cash provided by investing activities of $9,110, the cash used for financing activities of $27,717, and the effect of the increase of the exchange rate on cash of $138.

The cash provided by operating activities of $14,748 was comprised of (a) net cash outflows of $3,794 related to working capital fluctuations primarily comprised of net outflows of $497 related to a decrease in accrued compensation and net outflows of $392 related to the decrease in accounts payable and other liabilities and a net decrease of $2,905 in other working capital fluctuations; (b) $18,548 of net cash inflows from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a net cash outflow from other earnings items of $6 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, and depreciation and amortization).

As is described below in the financing section, the Company paid a total of $14,699 to acquire ownership interests in PrinceRidge that it did not previously own. As a result, the Company’s ownership of PrinceRidge increased from 70% to 98%. The Company financed these payments primarily by reducing the amount of capital it had invested in its trading items. This was the main reason for the $18,548 of net inflows from trading activities described in the previous paragraph.

The cash provided by investing activities of $9,110 was comprised of (a) cash received of $12,093 from our equity method affiliates (see note 15 to our consolidated financial statements included in this Annual Report on Form 10-K); (b) cash proceeds of $379 from the return of principal and sale of other investments, at fair value; (c) cash proceeds from the sale of a cost method investment of $1,937; partially offset by (d) the purchase of additional furniture and leasehold improvements of $193; (e) the investment in equity method affiliates of $4,716 (see note 15 to our consolidated financial statements included in this Annual Report on Form 10-K); and (f) the purchase of other investments, at fair value of $390.

The cash used in financing activities of $27,717 was comprised of (a) the repurchase of $150 notional amount of Old Notes for $147; (b) the redemption of $10,210 notional amount of the Old Notes for $10,210; (c) the purchase of $1,177 principal amount of subordinated notes payable for $1,089; (d) the payment in full of the promissory notes issued in connection with the repurchase of mandatorily redeemable equity interests for $4,824 (see note 17 to our consolidated financial statements included in this Annual Report on Form 10-K); (e) repayments of PrinceRidge mandatorily redeemable equity interests of $3,723; (f) IFMI non-controlling interest distributions of $420; (g) IFMI dividends to the Company’s stockholders of $953; (h) the net redemption of the redeemable non-controlling interest of $6,152 to withdrawing partners from PrinceRidge (see note 18 to our consolidated financial statements included in this Annual Report on Form 10-K); and (i) the payment of $199 for employees’ tax obligations to taxing authorities related to the vesting of equity-based awards.

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

The cash used by operating activities of $6,299 was comprised of (a) net cash outflows of $8,150 related to working capital fluctuations primarily comprised of net outflows of $10,942 related to a decrease in accrued compensation payable offset by other working capital fluctuations; (b) $17,180 of net cash inflows from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a decrease in cash generated from other earnings items of $15,329 (which represented net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, and depreciation and amortization).

The cash used in investing activities of $6,704 was comprised of (a) the cash consideration paid, net of cash acquired, for the acquisition of JVB of $14,956; (b) the investment of $5,021 in equity method affiliates (see note 15 to our consolidated financial statements included in this Annual Report on Form 10-K); (c) the purchase of other investments, at fair value of $3,068, specifically the purchase of additional shares of Star Asia in the amount of $351 directly from unrelated third parties during 2011, the purchase of additional shares of EuroDekania in the amount of $533, and the purchase of other investments, which consisted primarily of a Japanese Yen currency forward contract, of $2,184; and (d) the purchase of additional furniture and leasehold improvements of $470 related to the New York and Philadelphia offices and the CCFL office in the United Kingdom. These amounts were partially offset by: (e) cash proceeds from the return of principal of $3,898, which was comprised of $3,821 from our investment in the Duart Fund, $19 from the final liquidation of the first Deep Value fund, and $58 from our investments in certain residential loans; (f) cash received from the sale of other investments of $3,810 comprised of $2,816 from the sale of certain investments in securitizations and $994 from the termination of the Japanese Yen currency forward contracts that were classified as other investments, at fair value on the consolidated balance sheets; (g) cash received of $6,954 from equity method affiliates (see note 15 to our consolidated financial statements included in this Annual Report on Form 10-K); and (h) the cash acquired in the acquisition of PrinceRidge of $2,149.

The cash used in financing activities of $12,796 was comprised of (a) the repayment of $6,976 of outstanding borrowings on our secured credit facility entered into on July 29, 2010 between our subsidiary, Dekania Investors, LLC, and T.D. Bank, N.A. (the “Former Bank Loan”), which we subsequently terminated in December 2011; (b) the repurchase of $1,025 notional amount of Old Notes for $984; (c) distributions to the IFMI non-controlling interest holders of $1,054; (d) IFMI dividends to the Company’s stockholders of $2,115; (e) the payment of $107 for the redemption of the membership units of the Operating LLC by one of the non-controlling interest holders; (f) the acquisition of common stock for treasury of $1,488; and (g) the payment of

$72 for employees’ tax obligations to taxing authorities related to the vesting of equity-based awards. In the case of (g), the total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The cash used for operating activities of $34,815 was comprised of: (a) net inflows of $10,218 related to working capital fluctuations, including primarily the increase in accrued compensation, the increase in accounts payable and other liabilities, and the increase in accounts receivable, partially offset by the decrease in net receivables from related parties, the decrease in other assets, and the decrease in deferred income taxes; (b) $32,493 of net cash outflows from investments in our overall net trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies as well as the unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) a reduction in cash generated from other earnings items of $12,540 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, other income / (expense) comprised of the gain on sale of management contracts, realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, and the impairment of goodwill).

The cash provided by investing activities of $26,165 was comprised of: (a) cash proceeds from the return of principal of $25,809, which was comprised of $23,689 from our investment in Deep Value and $2,120 from our investments in certain interests in securitizations and residential loans; (b) cash received from the sale of other investments of $9,099, which included $3,713 from the sale of certain investments in securitizations, $1,056 from the sale of RAIT common stock, $4,178 from the redemption of our investment in Brigadier and $152 from the sale of other investments; (c) net cash received from the sale of management contracts of $971; (d) cash of $9,983 received from equity method affiliates (see note 15 to our consolidated financial statements included in this Annual Report on Form 10-K); partially offset by (e) the investment of $5,517 in equity method affiliates (see note 15 to our consolidated financial statements included in this Annual Report on Form 10-K); (f) the purchase of other investments, at fair value, including (i) the purchase of additional shares of Star Asia in the amount of $1,334 related to Star Asia’s rights offering, as well as the purchase of shares directly from unrelated third parties during the second and third quarters of 2010 in the aggregate amount of $4,452; (ii) the purchase of additional shares of EuroDekania in the aggregate amount of $282 from unrelated third parties during the third quarter of 2010; (iii) the purchase of an investment in Brigadier in the amount of $39 from an existing unrelated third party investor during the third quarter of 2010; (iv) the investment of $4,500 in the Duart Fund during the third quarter of 2010; (v) the purchase of other investments in the aggregate amount of $2,337; (g) the purchase of additional furniture and leasehold improvements of $939 related to the New York office and the CCFL office in the United Kingdom; and (h) the acquisition of CCCM for $297 during the third quarter of 2010.

The cash used in financing activities of $17,069 was comprised of: (a) the repayment of $9,950 of outstanding borrowings on our prior credit facility and $2,324 of principal payments on the Former Bank Loan; (b) the repurchase of $6,644 notional amount of Old Notes for $5,544; (c) the repurchase of $8,081 principal amount of subordinated notes payable for $6,465; (d) payments for deferred issuance and financing costs of $349; (e) distributions to the IFMI non-controlling interest holders of $528; (f) IFMI dividends to the Company’s stockholders of $1,043; and (g) $166 for the payment of the employees’ tax obligations to taxing authorities related to the vesting of equity-based awards and the related surrender of 25,952 shares of the Company’s Common Stock; partially offset by (h) $9,300 of borrowings related to the Former Bank Loan we entered into in July 2010. The total shares of 25,952 withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Share Repurchase Program

We have a share repurchase program, which was authorized by our board of directors, whereby share repurchases are effected by us in the open market or in privately negotiated transactions. Execution of the share repurchase program is based on management’s assessment of market conditions for our Common Stock and other potential uses of capital. During the second half of 2011, we repurchased 667,601 shares of our Common Stock at a total cost of $1,488 at an average per share price of $2.23 from unrelated third parties. We subsequently retired the 667,601 shares of our Common Stock. We did not repurchase any shares of our Common Stock during the year ended December 31, 2012; however, we did retire 50,400 shares of our Common Stock during the third quarter of 2012 held by the Operating LLC. At December 31, 2012 and 2011, the maximum dollar value of shares that may be repurchased under our share repurchase program was $45,816. See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Regulatory Capital Requirements

Three of our majority owned subsidiaries are licensed securities dealers in either the United States or the United Kingdom. As broker-dealers, our subsidiaries, JVB and CCPR, are subject to Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2012, which totaled $3,281, were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$394
United Kingdom	2,887

Total	$3,281

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2012, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $34,543. See note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Preferred Stock Exchange Agreement

On December 28, 2012, we entered into a Preferred Stock Exchange Agreement (the “Exchange Agreement”) with Cohen Bros. Financial LLC (“CBF”), a wholly-owned entity of Daniel G. Cohen, our Chairman and Chief Executive Officer. Pursuant to the Exchange Agreement, CBF exchanged with us 4,983,557 shares of Series B Voting Non-Convertible Preferred Stock of the Company (“Series B Preferred Stock”),

representing all of the issued and outstanding Series B Preferred Stock, for 4,983,557 newly issued shares of Series D Voting Non-Convertible Preferred Stock of the Company (“Series D Preferred Stock”). Pursuant to the Exchange Agreement, the 4,983,557 shares of Series B Preferred Stock were cancelled and the Series D Preferred Stock was issued. The Series D Preferred Stock does not have any economic rights but entitles Mr. Cohen to vote the Series D Preferred Stock on all matters presented to the holders of our common stock. Each share of Series D Preferred Stock is entitled to one vote. The 4,983,557 shares of Series D Preferred Stock permitted Mr. Cohen to maintain his voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level). The Series D Preferred Stock enabled Mr. Cohen to exercise approximately 29.5% of the voting power of the Company’s Common Stock based on the number of outstanding shares the Company’s Common Stock as of December 31, 2012 and assuming all vested Operating LLC units that are not held by Mr. Cohen are converted into the Company’s common stock. Holders of the Series D Preferred Stock will be automatically redeemed for par value on December 31, 2013. The Series D Preferred Stock is not entitled to receive dividends, distributions or distributions upon liquidation, dissolution or winding up of the Company. See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Securities Financing

We maintain repurchase agreements with various third party financial institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls and we have never been unable to satisfy a margin call, however, no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. See notes 3-K and 11 to our consolidated financial statements included in this Annual Report on Form 10-K. If there were an event of default under the repurchase agreements, we would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due from us to the counterparty payable immediately. Repurchase obligations are full recourse obligations to us. If we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was not sufficient to satisfy the obligation in full.

The Company’s clearing brokers provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing broker in the event the value of the securities then held by the clearing broker in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under such agreements.

An event of default under a clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing broker would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during each year in 2012, 2011, and 2010 for receivables under resale agreements and securities sold under agreements to repurchase.

	Twelve Months Ended December 31,
	2012	2011	2010
Receivables under Resale Agreements
Period End	$70,110	$129,978	$—
Monthly Average (1)	168,184	111,904	31,215
Maximum Month End	262,789	158,099	89,475
Securities Sold Under Agreements to Repurchase
Period End	$70,273	$134,870	$69,816
Monthly Average	168,277	104,984	28,622
Maximum Month End	260,084	178,998	96,365

(1)	In 2011, receivables under resale agreements were only outstanding for the months ended June 30, 2011 through December 31, 2011. The 2011 amounts above represent the average for these months.

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The general growth in outstanding repurchase activity in 2012, 2011, and 2010 is reflective of supporting our overall business growth, particularly the continued expansion of our sales and trading platform. The fluctuations in the balances of our receivables under resale agreements over the periods presented is impacted in any given period by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intraperiod fluctuations as typical for the repurchase market. Month-end balances may be higher or lower than average period balances.

Debt Financing

As of December 31, 2012, we had three sources of debt financing other than securities financing arrangements: (1) contingent convertible senior notes, comprised of the New Notes; (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I; and (3) unsecured subordinated financing.

In March 2012, we repurchased $150 aggregate principal amount of the Old Notes from unrelated third parties for $151, including accrued interest of $4, and recognized a gain on repurchase of debt of $3. On May 15, 2012, the holders of $10,110 aggregate principal amount of the Old Notes exercised the option to require us to repurchase their Old Notes. The remaining $100 aggregate principal amount of the Old Notes outstanding was called by us and redeemed for cash on July 5, 2012. In September 2012, we repurchased $1,177 aggregate principal amount of subordinated notes payable from an unrelated third party for $1,139, including accrued cash interest and paid in kind interest of $50, and we recognized a gain on repurchase of debt of $83, net of expenses. See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the Company’s outstanding debt and related covenants.

The following table summarizes the Company’s long-term indebtedness and other financing as of December 31, 2012 and 2011:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of December 31, 2012
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms		Weighted Average Interest (5)	Weighted Average Maturity
Contingent convertible senior notes:
New Notes	$8,121		$8,068	10.5%		10.5%	May 2014	(1)

Junior subordinated notes:
Alesco Capital Trust I	$28,125	(2)	10,189	4.3	%(6)	4.3%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	7,248	4.5%		4.5%	March 2035

	$48,125	(2)	17,437

Subordinated notes payable	$342		342	12.0	%(3)	12.0%	June 2013

Total			$25,847

	As of December 30, 2011
Contingent convertible senior notes:
Old Notes	$10,360		$10,303	7.6%		7.6%	July 2012	(4)
New Notes	8,121		8,030	10.5%		10.5%	May 2014	(1)

	$18,481		18,333

Junior subordinated notes:
Alesco Capital Trust I	$28,125	(2)	10,404	9.5%		9.5%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	6,939	4.7%		4.7%	March 2035

	$48,125	(2)	17,343

Subordinated notes payable	$1,491		1,491	12.0	%(3)	12.0%	June 2013

Total			$37,167

(1)	Represents the holders’ and the Company’s earliest redemption date. The weighted average contractual maturity for the New Notes is May 2027.

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

(2)	We issued a total par amount of junior subordinated debentures of $49,614. These junior subordinated notes are held by two separate VIE trusts. We hold $1,489 par value of these junior subordinated notes, comprised of $870 par value of junior subordinated notes related to Alesco Capital Trust I and $619 par value of junior subordinated notes related to Sunset Financial Statutory Trust I. Therefore, the net par value held by third parties is $48,125.
(3)	Comprised of 9% paid currently and 3% paid in-kind.

(4)	The Old Notes had a weighted average put date maturity of May 2012. We redeemed the remaining $100 principal amount of the Old Notes outstanding for cash on July 5, 2012.
(5)	Weighted average interest rate is calculated as a percentage of par using the rates in effect as of the last day of the reporting period.
(6)	Effective July 31, 2012, the interest rate on Alesco Capital Trust I changed from a fixed rate of 9.5% to a variable rate based on LIBOR. It will remain variable until maturity.

Off Balance Sheet Arrangements

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in the securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by us. Upon completion of the Merger, we recorded a liability of $1,084 related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount does not represent the expected loss; rather it represents our estimate of the fair value of our guarantee (i.e. the amount we would have to pay a third party to assume this obligation) as of the Merger. The value will be adjusted under certain limited circumstances such as: (i) when the guarantee is extinguished, or (ii) if payment of amounts under the guarantee becomes probable and estimable. The maximum potential loss to us on this arrangement is $8,750. Under certain circumstances, Assured can require us to post liquid collateral.

In December 2012, we made an initial investment of $1,841 in the Star Asia Special Situations Fund. The Star Asia Special Situations Fund is an investment fund that primarily invests in real estate and securities backed by real estate in Japan. See note 3-F to our consolidated financial statements included in this Annual Report on Form 10-K. As of December 31, 2012, we had an unfunded commitment of $321. See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K. Our unfunded commitment is denominated in Japanese Yen and may fluctuate based on the foreign exchange spot rate used at any particular period. The two year commitment expires on December 31, 2014. If we were not to reinvest these funds into the Star Asia Special Situations Fund, we would be subject to certain economic penalties as called for in the investment fund’s agreements.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2012 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. The New Notes in the aggregate principal amount of $8,121 are assumed to be repaid on May 15, 2014, which represents the earliest date that the holders of the New Notes may require us to repurchase the New Notes for cash. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, excluded from the table is an unrecognized tax benefit of $1,231 because we are unable, at this time, to make a reasonably reliable estimate of the period of cash settlement. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K for further information about the unrecognized tax benefit.

CONTRACTUAL OBLIGATIONS

As of December 31, 2012

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$7,159	$2,498	$3,455	$841	$365
Maturity of the New Notes (1)	8,121	—	8,121	—	—
Interest on the New Notes (1)	1,279	853	426	—	—
Maturities on junior subordinated notes	48,125	—	—	—	48,125
Interest on junior subordinated notes (2)	49,801	2,102	4,204	4,204	39,291
Maturities of subordinated notes payable (3)	347	347	—	—	—
Interest on subordinated notes payable (4)	15	15	—	—	—

Total	$114,847	$5,815	$16,206	$5,045	$87,781

(1)	Assumes the New Notes are repurchased on May 15, 2014. Interest includes amounts payable during the period the New Notes are outstanding at an annual rate of 10.50%.
(2)	The interest on the junior subordinated notes related to the Alesco Capital Trust is variable. The interest rate of 4.306% (based on a 90-day LIBOR rate as of December 31, 2012 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to the Sunset Financial Statutory Trust is variable. The interest rate of 4.456% (based on a 90-day LIBOR rate as of December 31, 2012 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(3)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in kind semiannually on May 1 and November 1). Maturities include in kind interest of $34. All accrued in kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%. See note 17 to our consolidated financial statements.
(4)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results in our consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements many of which place heavy burdens on management to make judgments relating to our business. We encourage readers of this Form 10-K to read all of our critical accounting policies, which are included in note 3 to our consolidated financial statements included herein for a full understanding of these issues and how the financial statements are impacted by these judgments. Certain of these policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

If the investment is expected to be managed by employees of our Capital Markets business segment, the investment is classified as investments-trading. Otherwise, the investment is classified as other investments, at fair value. In general, investments-trading represent securities acquired in the secondary market while other investments, at fair value represent investments obtained in primary issuances or as investments in investment vehicles managed by us.

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

How we determine fair value for investments in investment funds and similar vehicles

Substantially all of our other investments, at fair value represent investments in investment funds and other non-publicly traded entities. Substantially all of these entities have the attributes of investment companies as described in FASB ASC 946-15-2. We estimate the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculated net asset value per share (or its equivalent) included in FASB ASC 820 for all entities except Star Asia. We generally classify these estimates within either level 2 of the valuation hierarchy if our investment in the entity is currently redeemable or level 3, if our investment is not currently redeemable.

In the case of Star Asia, we utilize a valuation model to determine fair value, which uses a market approach and the fair value is generally classified within level 3 of the valuation hierarchy. Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services — Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it is our assessment that the fair value of the subordinated debt securities has diverged from its carrying value. Because Star Asia’s published NAV is calculated using the amortized cost of these subordinated debt securities, we have concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. We estimate the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, which is derived from similar non-investment grade long term subordinated debt issuances.

Derivative Financial Instruments

We do not utilize hedge accounting for our derivatives. Accordingly, all derivatives are carried at fair value with unrealized and realized gains recognized in earnings.

If the derivative is expected to be managed by employees of our Capital Markets business segment, or is a hedge for an investment classified as investments-trading, the derivative will be carried as a component of investments-trading if an asset or securities sold, not yet purchased if a liability. If the derivative is a hedge for an investment carried as a component of other investments, at fair value, the derivative will be recorded in other investments, at fair value. We may, from time to time, enter into derivatives to manage our risk exposures (i) arising from fluctuations in foreign currency rates with respect to our investments in foreign currency denominated investments; (ii) arising from our investments in floating rate investments; and (iii) arising from our facilitation of mortgage-backed trading. Derivatives entered into by us, from time to time, may include (i) foreign currency forward contracts; (ii) EuroDollar futures; and (iii) purchase and sale agreements of TBAs. TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month), or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as a standard security trade. The settlement of these transactions is not expected to have a material effect on our consolidated financial statements.

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

Revenue Recognition

Net trading: Net trading includes: (i) all gains, losses and income (interest and dividends) from securities classified as investments-trading and trading securities sold, not yet purchased; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Riskless principal trades are transacted through our proprietary account with a customer order in hand, resulting in little or no market risk to us. Transactions are recognized on a trade date basis. The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by our management. The models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense, which is directly incurred to purchase income generating assets related to trading activities. Such interest expense is recorded on an accrual basis.

Asset management: Asset management revenue consists of CDO asset management fees, fees earned for management of our permanent capital vehicles and investment funds, fees earned under a service arrangement with another CDO asset manager, and other asset management fees. CDO asset management fees are earned for providing ongoing asset management services to the applicable trust. In general, we earn a senior asset management fee, a subordinated asset management fee and an incentive asset management fee.

The senior asset management fee is generally senior to all the securities in the CDO capital structure and is recognized on a monthly basis as services are performed. The senior asset management fee is generally paid on a quarterly basis.

The subordinated asset management fee is an additional payment for the same services, but has a lower priority in the CDO cash flows. If the trust experiences a certain level of asset defaults, these fees may not be paid. There is no recovery by the trust of previously paid subordinated asset management fees. It is our policy to recognize these fees on a monthly basis as services are performed. The subordinated asset management fee is generally paid on a quarterly basis. However, if we determine that the subordinated asset management fee will not be paid (which generally occurs on the quarterly payment date), we will stop recognizing additional subordinated asset management fees on that particular trust and will reverse any subordinated asset management fees that are accrued and unpaid. We will begin accruing the subordinated asset management fee again if payment resumes and, in management’s estimate, continued payment is reasonably assured. If payments were to resume but we were unsure of continued payment, we would recognize the subordinated asset management fee as payments were received and would not accrue on a monthly basis.

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

Other asset management fees represent fees earned for the base and incentive management of other investment vehicles that we manage.

New issue and advisory: New issue and advisory revenue includes: (i) origination fees for corporate debt issues originated by us; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging the issuance of newly created debt, equity and hybrid financial instruments.

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

Variable Interest Entities

FASB ASC 810, Consolidation (“FASB ASC 810”) contains the guidance surrounding the definition of variable interest entities (“VIEs”), the definition of variable interests, and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have variable interests in VIEs through our management contracts and investments in various securitization entities including CLOs and CDOs.

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

We classify the VIEs we are involved with into two groups: (i) VIEs managed by us; and (ii) VIEs managed by third parties. In the case of the VIEs that we have been involved with, we have generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than a manager to have the power to direct such matters. However, for all the VIEs we were involved with as of December 31, 2012, we have drawn this conclusion.

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

We have variable interests in various securitizations but we have determined that we are not the primary beneficiary and therefore are not consolidating the securitization VIEs. The maximum potential financial statement loss we would incur if the securitization vehicles were to default on all of their obligations would be (a) the loss of value of the interests in securitizations that we hold in our inventory at the time (see note 16 to our consolidated financial statements included in this Annual Report on Form 10-K), and (b) any management fee receivables in the case of managed VIEs.

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements that, we believe, will have a continuing impact on our financial statements going forward. For a more complete list of recent pronouncements, see note 3-U to our consolidated financial statements included in this Annual Report on Form 10-K.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires companies to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on a company’s financial position. The amendments require enhanced disclosures by requiring improved information about financial statements and derivative instruments that are either (1) offset in accordance with current literature, or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. Since ASU 2011-11 only impacts disclosures, our adoption of the provisions of ASU 2011-11 effective January 1, 2013 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangible — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which provides an option for companies to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If a company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the company is not required to take further action. However, if a company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative assessment in any subsequent period. Our adoption of the provisions of ASU 2012-02 effective January 1, 2013 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies that the scope of the intended disclosures required by ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. An entity is required to provide the disclosures retrospectively for all comparative periods presented. Since ASU 2013-01 only impacts disclosures, our adoption of the provisions of ASU 2013-01 effective January 1, 2013 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which includes amendments that require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption was permitted. Since ASU 2013-02 only impacts disclosures, our adoption of the provisions of ASU 2013-02 effective January 1, 2013 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

All amounts in this section are in thousands unless otherwise noted.

Market Risk

Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. For purposes of analyzing the components of market risk, we have broken out our investment portfolio into three broad categories, plus debt:

Fixed Income Securities: We hold, from time to time, the following securities: U.S. treasury securities, U.S. government agency MBS, U.S. government agency debt securities, CMOs, non-government MBS, corporate bonds, non-redeemable and redeemable preferred stock, municipal bonds, certificates of deposits, SBAloans, residential loans, whole loans, unconsolidated investments in the middle and senior tiers of securitization entities, and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include TBAs. The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

Floating rate securities are not in themselves particularly sensitive to interest rate risk. Because they generally accrue income at a variable rate, the movement in interest rates typically does not impact their fair value. Fluctuations in their current income due to variations in interest rates are generally not material to us. Floating rate fixed income securities are subject to other market risks such as: default risk of the underlying issuer, changes in an issuer’s credit spreads, prepayment rates, investor demand, and supply of securities within a particular asset class or industry class of the ultimate obligor. The sensitivity to any individual market risk can be difficult to quantify.

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2012, we would incur a loss of $6,284 if the yield curve rises 100 bps across all maturities and a gain of $6,264 if the yield curve falls 100 bps across all maturities. Based on this analysis, as of December 31, 2011, we would incur a loss of $853 if the yield curve rises 100 bps across all maturities and a gain of $927 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment which is denominated in Euros and an investment fund which is denominated in Japanese Yen and another permanent capital vehicle for which our investment is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of December 31, 2012, our equity price sensitivity was $3,799 and our foreign exchange currency sensitivity was $4,888. Based on this analysis, as of December 31, 2011, our equity price sensitivity was $4,242 and our foreign exchange currency sensitivity was $4,842.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2012 and 2011, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481 and $200, respectively. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,992 and $2,316, as of December 31, 2012 and 2011, respectively.

Counterparty and Settlement Risk:

We incur counterparty risk primarily in two areas: our collateralized securities transactions described in note 11 to our consolidated financial statements included in this Annual Report on Form 10-K, and our TBA activities (where we enter into offsetting TBA trades in order to assist client’s in hedging their mortgage portfolios) described in note 10 to our consolidated financial statements included in this Annual Report on Form 10-K. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement. With respect to our TBA hedging activities, our risk is that the counterparty does not settle the TBA trade on the scheduled settlement date. In this case, we would have to execute the trade which may result in a loss based on market movement in the value of the underlying trade between its initial trade date and its settlement date (which in the case of TBAs can be as long as 90 days). If we were to incur a loss under either of these activities, we have recourse to the counterparty pursuant to the underlying agreements.

Finally, we have general settlement risk in all of our regular way fixed income and equity trading activities. If our counterparty fails to settle a trade, we may incur a loss in closing out the position and would be forced to try to recover this loss from the counterparty. If the counterparty has become insolvent or does not have sufficient liquid assets to reimburse us for the loss, we may not get reimbursed.

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments — trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, each of our broker–dealers have an assigned chief risk officer that reviews the firms positions and trading activities on a daily basis.

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

In the case of TBA hedging, we also require counterparties to post margin with us in the case the market value of the underlying TBA trade declines. If the counterparty fails to post margin, we will close out the underlying trade. In the case of TBA hedging we will sometimes obtain initial margin or a cash deposit from the counterparty which serves a purpose similar to the haircut; that is it serves as an additional buffer against losses. However, some of our TBA hedging activities are done without initial margin or cash deposits.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the Board of Directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2012, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was not any change in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors has adopted the Code of Conduct applicable to all directors, officers, and employees of the Company. The Code of Conduct is available on our website at www.ifmi.com/investorrelations/gov_conduct.asp

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 is included in the Section entitled “Executive Compensation” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Security Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The Company’s 2006 Long-Term Incentive Plan was approved by our stockholders at the special meeting held on October 6, 2006. The 2006 Long-Term Incentive Plan was amended on April 26, 2007, and again on June 18, 2008.

Following the Merger in December 2009, our Board of Directors assumed the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) from Cohen Brothers on December 16, 2009. The 2009 Equity Award Plan expired upon the vesting of restricted units of the Operating LLC on December 16, 2012. In December 2012, the Company’s Chairman and Chief Executive Officer,. Daniel G. Cohen transferred to the Company 116,595 restricted shares of the Company’s Common Stock to the Company in order to satisfy his obligation to fund the equity vesting under the 2009 Equity Award Plan pursuant to the Equity Plan Funding Agreement.

The Company’s 2010 Long-Term Incentive Plan was approved by our stockholders at the annual meeting held on December 10, 2010. The 2010 Long-Term Incentive Plan was amended on April 18, 2011 and amended and restated on March 8, 2012.

The following table provides information regarding the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan as of December 31, 2012:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	2,411,621
Equity compensation plans not approved by security holders	—	—	—

(1)	Represents restricted shares and restricted units pursuant to the 2006 Long-Term Incentive Plan and the Amended and Restated 2010 Long-Term Incentive Plan.

See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan, the 2009 Equity Award Plan and the Equity Plan Funding Agreement, and the 2010 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the Sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is included in the Sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

(b) Exhibit List

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 20, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2009). #

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 1, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC, Alesco Financial Holdings, LLC, and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2009). #

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 20, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2009). #

2.4	Amendment No. 3 to Agreement and Plan of Merger, dated as of September 30, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC, and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009).

2.5	Purchase and Contribution Agreement, dated September 14, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers Listed on Annex I thereto and the Management Employees, as defined therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2010). #

2.6	Amendment No. 1 to Purchase and Contribution Agreement, dated October 29, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated September 14, 2010 (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011).

2.7	Amendment No. 2 to Purchase and Contribution Agreement, dated December 27, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated September 14, 2010 (incorporated by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011).

2.8	Amendment No. 3 to Purchase and Contribution Agreement, dated January 11, 2011, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated September 14, 2010 (incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011). #

2.9	Contribution Agreement, dated as of April 19, 2011, by and among IFMI, LLC, PrinceRidge Partners LLC and CCPRH LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011).

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

3.3	Articles of Amendment to Effectuate a Reverse Stock Split (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.4	Articles of Amendment to Set Par Value (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.5	Articles Supplementary — Series A Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.6	Articles Supplementary — Series B Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.7	Articles of Amendment to change Name to Cohen & Company Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.8	Articles Supplementary — Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2009).

3.9	Articles of Amendment Changing Name to Institutional Financial Markets, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2011).

3.10	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2005).

3.11	Articles Supplementary — Series D Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2012).

4.1	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.2	Form of 10.50% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2011).

4.3	Registration Rights Agreement, dated as of May 15, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.4	Junior Subordinated Indenture, dated as of March 15, 2005, by and between Sunset Financial Resources, Inc. (now Institutional Financial Markets, Inc.) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2005).

4.5	Indenture, dated as of May 15, 2007, by and between Alesco Financial Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.6	Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.7	Indenture, dated as of June 29, 2007, by and among Bear Stearns ARM Trust 2007-2, Citibank, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

4.8	Indenture, dated as of July 22, 2011 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2011).

4.9	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

4.10	Registration Rights Agreement by and among Cohen & Company Inc. (now Institutional Financial Markets, Inc.) and the Holders Listed on the Signature Pages Thereto (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3 filed with the SEC on February 11, 2011).

4.11	Section 382 Rights Agreement, dated January 5, 2011, by and between Cohen & Company Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2009).

4.12	Amendment No. 1 to Section 382 Rights Agreement, dated January 5, 2011, by and between Cohen & Company Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011).

10.1	Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2	Letter Agreement, dated January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.3	Assignment and Assumption Agreement, dated as of October 6, 2006, by and among Alesco Financial Trust, Sunset Financial Resources, Inc. (now Institutional Financial Markets, Inc.) and Cohen Brothers Management, LLC, transferring the agreement referred to in Exhibit 10.1(a) to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.4	Letter Agreement, dated October 18, 2006, by and between Alesco Financial Inc. and Cohen Brothers, LLC, transferring the agreement referred to in Exhibit 10.2 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

10.5	Shared Facilities and Services Agreement, dated as of January 31, 2006, by and between Cohen Brothers Management, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

10.6	Purchase Agreement, dated as of May 9, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation) (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2007).

10.7	Underwriting Agreement, dated June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2007).

10.8

Amended and Restated Trust Agreement, dated as of June 25, 2007, by and among Alesco Financial Inc., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the administrative trustees named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on

Form 8-K filed with the SEC on June 29, 2007).

10.9	Amended and Restated Trust Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company, Wells Fargo Bank, N.A. and acknowledged by Alesco Financial Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.10	Mortgage Loan Purchase Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Structured Asset Mortgage Investments II Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.11	Sale and Servicing Agreement, dated as of June 29, 2007, by and among Structured Asset Mortgage Investments II Inc., Bear Stearns ARM Trust 2007-2, Alesco Financial Inc., Citibank, N.A. and Wells Fargo Bank, N.A., as securities administrator and master servicer (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.12	Guarantee Agreement, dated as of June 29, 2007, by and between Alesco Financial Inc. and Alesco Loan Holdings Trust (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.13	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007).

10.14	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.15	Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2006).

10.16	Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of January 31, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.17	Amendment No. 1 to Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of July 31, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.18	Amendment No. 2 to Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi dated as of February 20, 2009 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.19	Employment Agreement by and between Christopher Ricciardi and Cohen & Company Inc. dated February 18, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-Q filed with the SEC on May 7, 2010). +

10.20	Amended and Restated Employment Agreement, dated as of April 19, 2011, by and among Institutional Financial Markets, Inc., IFMI, LLC and Christopher Ricciardi (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011).

10.21	Employment Agreement between Cohen Brothers, LLC and Joseph Pooler dated as of May 7, 2008 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.22	Amendment No. 1 to Employment Agreement between Cohen Brothers, LLC and Joseph Pooler dated as of February 20, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.23	Amendment No. 2 to Employment Agreement between Joseph W. Pooler, Jr. and Cohen Brothers, LLC dated February 18, 2010 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.24	Cohen Brothers, LLC 2009 Senior Managers’ Cash Bonus Retention Plan. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.25	Unsecured Subordinated Promissory Note between Cohen Brothers, LLC and Daniel G. Cohen (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.26	Unsecured Subordinated Promissory Note between Cohen Brothers, LLC and Christopher Ricciardi (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.27	Alesco Financial Inc. Cash Bonus Plan (incorporated by reference to Annex B to Alesco Financial Inc.’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). +

10.28	Amended and Restated Loan and Security Agreement by and among Cohen Brothers, LLC, TD Bank, N.A., and the Financial Institutions Now or Hereafter Listed on Schedule A dated as of June 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). †

10.29	First Amendment to Amended and Restated Loan and Security Agreement by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors party thereto, and TD Bank, N.A. dated as of September 30, 2009 (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 filed with SEC on September 30, 2009).

10.30	Omnibus Joinder and Amendment to Loan Documents by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors party thereto, certain Joining Guarantors and TD Bank, N.A. dated as of December 16, 2009 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.31	Third Amendment to Loan and Security Agreement by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors a party thereto, TD Bank, N.A., and each of the financial institutions identified as Lenders dated as of December 30, 2009 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.32	Cohen Brothers, LLC 2009 Equity Award Plan (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). +

10.33	Amended and Restated Cohen Brothers, LLC 2009 Equity Award Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 29, 2010). +

10.34	Form of Cohen Brothers, LLC Restricted Unit Award Pursuant to the Cohen Brothers, LLC 2009 Equity Award Plan. (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). +

10.35	Equity Plan Funding Agreement by and among Daniel G. Cohen and Cohen Brothers, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009).

10.36	Letter Agreement by and between Alesco Financial Inc. and Cohen Brothers, LLC dated September 22, 2009 (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 filed with SEC on September 30, 2009).

10.37	Amended and Restated Limited Liability Company Agreement of Cohen Brothers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

10.38	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of IFMI, LLC, dated as of June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011).

10.39	Employment Agreement by and between Daniel G. Cohen and Cohen & Company Inc. dated February 18, 2010 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.40	Amendment No. 1 to Employment Agreement, dated as of December 18, 2012, by and among IFMI, LLC (formerly Cohen Brothers LLC ), Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.), and Daniel G. Cohen. *

10.41	2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.42	Form of Award For 2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.43	Form of Promissory Note (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.44	Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2010). +

10.45	Amendment No. 1 to Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 26, 2011). +

10.46	Institutional Financial Markets, Inc. Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012). +

10.47	Form of Restricted Stock Award under Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011). +

10.48	Master Transaction Agreement, dated July 29, 2010, by and among Cohen & Company Inc., Cohen & Company Financial Management, LLC and ATP Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010). †

10.49	Services Agreement, dated July 29, 2010, by and between ATP Management LLC and Cohen & Company Financial Management LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010).

10.50	Loan and Security Agreement, dated July 29, 2010, by and among Dekania Investors, LLC, TD Bank, N.A. and the financial institutions now or thereafter listed on Schedule A thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010).

10.51	Joinder to Loan Documents, dated December 31, 2010, by and among Dekania Investors, LLC, the Subsidiary Guarantors party thereto, Cohen Principal Investing, LLC, TD Bank, N.A. and the financial institutions now or thereafter listed on Schedule A to the Loan and Security Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011).

10.52	Executive Agreement, dated as of May 31, 2011, by and among Institutional Financial Markets, Inc., IFMI, LLC, CCPRH LP and John Costas (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011).

10.53	Executive Agreement, dated as of May 31, 2011, by and among Institutional Financial Markets, Inc., IFMI, LLC, CCPRH LP and Daniel G. Cohen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.54	Fourth Amended and Restated Limited Liability Company Agreement of PrinceRidge Partners LLC, dated as of May 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.55	Fourth Amended and Restated Limited Partnership Agreement of CCPRH LP, dated as of May 31, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.56	Termination and Separation Agreement, dated as of May 31, 2011, by and among IFMI, LLC, PrinceRidge Partners LLC, and CCPRH LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.57	Confidential Agreement, dated as of March 30, 2012, by and between Alesco Preferred Funding X, Ltd. and Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012).

10.58	Senior Secured Promissory Note and Security Agreement, dated as of May 2, 2012, by and between IFMI, LLC and CCPRH LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2012).

10.59	Separation, Release and Repurchase Agreement, dated as of July 19, 2012, by and among PrinceRidge Partners LLC, CCPRH LP, IFMI, LLC, Institutional Financial Markets, Inc. and Michael T. Hutchins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2012).

10.60	Separation, Release and Repurchase Agreement, dated as of July 19, 2012, by and among PrinceRidge Partners LLC, CCPRH LP, IFMI, LLC, Institutional Financial Markets, Inc. and John P. Costas (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2012).

10.61	Separation, Release and Repurchase Agreement, dated as of October 5, 2012, by and among PrinceRidge Partners LLC, CCPRH LP, IFMI, LLC, Institutional Financial Markets, Inc., and Ahmed Alali. *

10.62	Separation, Release and Repurchase Agreement, dated as of October 5, 2012, by and among PrinceRidge Partners LLC, CCPRH LP, IFMI, LLC, Institutional Financial Markets, Inc., and Ronald J. Garner. *

10.63	Separation, Release and Repurchase Agreement, dated as of October 5, 2012, by and among PrinceRidge Partners LLC, CCPRH LP, IFMI, LLC, Institutional Financial Markets, Inc., and Matthew G. Johnson. *

10.64	Preferred Stock Exchange Agreement by and between Institutional Financial Markets, Inc. and Cohen Bros. Financial, LLC, dated December 28, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2012).

11.1	Statement Regarding Computation of Per Share Earnings. **

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

21.1	List of Subsidiaries. *

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Institutional Financial Markets, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements. ***

*	Filed herewith.
**	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 24 to our consolidated financial statements included in this Annual Report on Form 10-K.
***	Furnished herewith.
+	Constitutes a management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Institutional Financial Markets, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the SEC.
†	Confidential treatment has been requested for portions of this document. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

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

DATE: March 7, 2013

INSTITUTIONAL FINANCIAL MARKETS, INC.

By:	/S/ DANIEL G. COHEN
Daniel G. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ WALTER T. BEACH Walter T. Beach	Director	March 7, 2013

/S/ RODNEY E. BENNETT Rodney E. Bennett	Director	March 7, 2013

/S/ DANIEL G. COHEN Daniel G. Cohen	Chairman, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	March 7, 2013

/S/ THOMAS P. COSTELLO Thomas P. Costello	Director	March 7, 2013

/S/ G. STEVEN DAWSON G. Steven Dawson	Director	March 7, 2013

/S/ JOSEPH M. DONOVAN Joseph M. Donovan	Director	March 7, 2013

/S/ JACK HARABURDA Jack Haraburda	Director	March 7, 2013

/S/ DOUGLAS LISTMAN Douglas Listman	Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	March 7, 2013

/S/ JOSEPH W. POOLER, JR. Joseph W. Pooler, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2013

Name	Title	Date

/S/ NEIL SUBIN Neil Subin	Director	March 7, 2013

/S/ LANCE ULLOM Lance Ullom	Director	March 7, 2013

/S/ CHARLES W. WOLCOTT Charles W. Wolcott	Director	March 7, 2013

INSTITUTIONAL FINANCIAL MARKETS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Audit Committee of Institutional Financial Markets, Inc.

We have audited the accompanying consolidated balance sheets of Institutional Financial Markets, Inc., (a Maryland corporation) and subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income / (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Institutional Financial Markets, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 7, 2013

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$14,500	$18,221
Receivables from brokers, dealers, and clearing agencies	12,253	70,963
Due from related parties	452	679
Other receivables	8,488	5,531
Investments-trading	176,139	124,546
Other investments, at fair value	38,323	42,772
Receivables under resale agreements	70,110	129,978
Goodwill	11,113	11,206
Other assets	9,623	16,694

Total assets	$341,001	$420,590

Liabilities
Payables to brokers, dealers, and clearing agencies	$96,211	$24,633
Accounts payable and other liabilities	13,080	16,716
Accrued compensation	8,203	8,657
Trading securities sold, not yet purchased	44,167	99,613
Securities sold under agreement to repurchase	70,273	134,870
Deferred income taxes	6,603	7,500
Debt	25,847	37,167

Total liabilities	264,384	329,156

Commitments and contingencies (See Note 26)
Temporary Equity:
Redeemable non-controlling interest	829	14,026
Permanent Equity:
Stockholders’ Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series A Voting Convertible Preferred Stock, $0.001 par value per share, 1 share authorized, no shares issued and outstanding	—	—
Series B Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 0 and 4,983,557 shares issued and outstanding, respectively	—	5
Series C Junior Participating Preferred Stock, $0.001 par value per share, 10,000 shares authorized, no shares issued and outstanding	—	—
Series D Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized in 2012, 4,983,557 and 0 shares issued and outstanding, respectively	5	—
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 11,552,551 and 12,730,117 shares issued, respectively; 11,552,551 and 12,679,717 outstanding, respectively, including 757,826 and 2,597,620 unvested restricted share awards, respectively	11	10
Additional paid-in capital	64,829	63,032
Accumulated deficit	(7,370)	(5,121)
Accumulated other comprehensive loss	(495)	(626)
Treasury stock, at cost (0 and 50,400 shares of Common Stock, respectively)	—	(328)

Total stockholders’ equity	56,980	56,972
Non-controlling interest	18,808	20,436

Total permanent equity	75,788	77,408

Total liabilities and equity	$341,001	$420,590

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share and per share information)

	Year Ended December 31,
	2012	2011	2010
Revenues
Net trading	$69,486	$73,167	$70,809
Asset management	23,172	21,698	25,281
New issue and advisory	5,021	3,585	3,778
Principal transactions and other income	(2,439)	1,881	25,684

Total revenues	95,240	100,331	125,552

Operating expenses
Compensation and benefits	62,951	78,227	77,446
Business development, occupancy, equipment	5,795	6,565	5,470
Subscriptions, clearing, and execution	11,446	12,025	8,734
Professional fees and other operating	13,448	19,441	17,197
Depreciation and amortization	1,305	2,238	2,356
Impairment of goodwill	—	—	5,607

Total operating expenses	94,945	118,496	116,810

Operating income / (loss)	295	(18,165)	8,742

Non operating income / (expense)
Interest expense, net	(3,732)	(5,976)	(7,686)
Gain on repurchase of debt	86	33	2,555
Other income / (expense)	(4,357)	—	971
Income / (loss) from equity method affiliates	5,052	6,232	5,884

Income / (loss) before income tax expense / (benefit)	(2,656)	(17,876)	10,466
Income tax expense / (benefit)	(615)	(1,149)	(749)

Net income / (loss)	(2,041)	(16,727)	11,215
Less: Net income/(loss) attributable to the non-controlling interest	(1,073)	(7,339)	3,620

Net income / (loss) attributable to IFMI	$(968)	$(9,388)	$7,595

Income per share data (see note 24):
Income / (loss) per common share — basic:
Income / (loss) per common share	$(0.09)	$(0.88)	$0.73

Weighted average shares outstanding — basic	10,732,723	10,631,935	10,404,017
Income /(loss) per common share — diluted:
Income / (loss) per common share	$(0.09)	$(0.88)	$0.73

Weighted average shares outstanding — diluted	15,984,921	15,901,258	15,687,573
Dividends declared per common share	$0.08	$0.20	$0.10
Comprehensive income / (loss):
Net income / (loss) (from above)	$(2,041)	$(16,727)	$11,215
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	216	62	(126)

Other comprehensive income / (loss), net of tax of $0	216	62	(126)

Comprehensive income	(1,825)	(16,665)	11,089
Less: comprehensive income (loss) attributable to the non-controlling interest	(1,011)	(7,320)	3,577

Comprehensive income / (loss) attributable to IFMI	$(814)	$(9,345)	$7,512

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

	Institutional Financial Markets, Inc.
	Preferred Stock Class A $ Amount	Preferred Stock Class B $ Amount	Preferred Stock Class D Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumu- lated Other Compre- hensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity	Non-controlling Interest	Total Permanent Equity	Redeemable non- controlling interest (Temporary Equity)
Balance at December 31, 2009	$—	$—	$—	$10	$57,411	$(170)	$(582)	$(328)	$56,341	$21,310	$77,651	$—

Net income	—	—	—	—	—	7,595	—	—	7,595	3,620	11,215	—
Other comprehensive income /(loss) (1)	—	—	—	—	—	—	(83)	—	(83)	(43)	(126)	—
Conversion of Series A Preferred Stock to Series B Preferred Stock	—	5	—	—	(5)	—	—	—	—	—	—	—
Equity-based compensation and vesting of shares	—	—	—	—	1,658	—	—	—	1,658	847	2,505	—
Shares withheld for employee taxes	—	—	—	—	(110)	—	—	—	(110)	(56)	(166)	—
Dividends/Distributions	—	—	—	—	—	(1,043)	—	—	(1,043)	(528)	(1,571)	—

Balance at December 31, 2010	$—	$5	$—	$10	$58,954	$6,382	$(665)	$(328)	$64,358	$25,150	$89,508	$—

Net loss	—	—	—	—	—	(9,388)	—	—	(9,388)	(5,571)	(14,959)	(1,768)
Other comprehensive income / (loss) (1)	—	—	—	—	—	—	43	—	43	19	62	—
Acquisition / (surrender) of additional units of consolidated subsidiary, net	—	—	—	—	(8)	—	(4)	—	(12)	12	—	—
Shares issued in acquisition of JVB Financial Holdings, LLC	—	—	—	1	1,531	—	—	—	1,532	—	1,532	—
Acquisition of PrinceRidge Partners LLC and CCPRH LP	—	—	—	—	—	—	—	—	—	—	—	18,502
Equity-based compensation and vesting of shares	—	—	—	—	4,090	—	—	—	4,090	2,011	6,101	828
Shares withheld for employee taxes	—	—	—	—	(48)	—	—	—	(48)	(24)	(72)	—
Purchase of common stock for treasury	—	—	—	—	—	—	—	(1,488)	(1,488)	—	(1,488)	—
Retirement of treasury stock	—	—	—	(1)	(1,487)	—	—	1,488	—	—	—	—
Redemption of non-controlling interest	—	—	—	—	—	—	—	—	—	(107)	(107)	(3,536)
Dividends/Distributions	—	—	—	—	—	(2,115)	—	—	(2,115)	(1,054)	(3,169)	—

Balance at December 31, 2011	$—	$5	$—	$10	$63,032	$(5,121)	$(626)	$(328)	$56,972	$20,436	$77,408	$14,026

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

	Institutional Financial Markets, Inc.
	Preferred Stock Class A $ Amount	Preferred Stock Class B $ Amount	Preferred Stock Class D Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumu- lated Other Compre- hensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity	Non-controlling Interest	Total Permanent Equity	Redeemable non- controlling interest (Temporary Equity)
Measurement period adjustment (2)	—	—	—	—	—	—	—	—	—	—	—	(93)
Net loss	—	—	—	—	—	(968)	—	—	(968)	(857)	(1,825)	(216)
Other comprehensive income / (loss) (1)	—	—	—	—	—	—	154	—	154	62	216	—
Acquisition / (surrender) of additional units of consolidated subsidiary, net	—	—	—	—	928	—	(23)	—	905	(905)	—	—
Conversion of Series B Preferred Stock to Series D Preferred Stock	—	(5)	5	—	—	—	—	—	—	—	—	—
Equity-based compensation and vesting of shares	—	—	—	1	1,004	—	—	—	1,005	556	1,561	(290)
Shares withheld for employee taxes	—	—	—	—	(135)	—	—	—	(135)	(64)	(199)	—
Retirement of treasury stock	—	—	—	—	—	(328)	—	328	—	—	—	—
Purchase of non-controlling interest, net	—	—	—	—	—	—	—	—	—	—	—	(6,152)
Redemption of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(6 446)
Dividends/Distributions	—	—	—	—	—	(953)	—	—	(953)	(420)	(1,373)	—

Balance at December 31, 2012	$—	$—	$5	$11	$64,829	$(7,370)	$(495)	$—	$56,980	$18,808	$75,788	$829

(1)	Represents foreign currency translation adjustment.
(2)	See note 4.

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income / (loss)	$(2,041)	$(16,727)	$11,215
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of debt	(86)	(33)	(2,555)
Other (income) / expense	—	—	(971)
Equity-based compensation	1,271	6,929	2,505
Realized loss / (gain) on other investments	(1,728)	(1,002)	4,512
Change in unrealized (gain) / loss on other investments, at fair value	6,325	(502)	(29,325)
Depreciation and amortization	1,305	2,238	2,356
Impairment of goodwill	—	—	5,607
(Income) / loss from equity method affiliates	(5,052)	(6,232)	(5,884)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(2,851)	2,741	(1,833)
(Increase) decrease in investments-trading	(51,593)	138,811	(53,587)
(Increase) decrease in other assets, net	1,583	7,615	(849)
(Increase) decrease in receivables under resale agreement	59,868	28,710	20,357
Change in receivables from / payables to related parties, net	223	259	281
Increase (decrease) in accrued compensation	(497)	(10,942)	9,708
Increase (decrease) in accounts payable and other liabilities	(1,355)	(2,720)	25
Increase (decrease) in trading securities sold, not yet purchased	(55,446)	38,691	(96,892)
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	130,316	(99,180)	31,527
Increase (decrease) in securities sold under agreement to repurchase	(64,597)	(93,566)	69,816
Increase (decrease) in deferred income taxes	(897)	(1,389)	(828)

Net cash provided by (used in) operating activities	14,748	(6,299)	(34,815)

Investing activities
Cash paid for acquisition of JVB Holdings, net of cash acquired	—	(14,956)	—
Cash acquired from acquisition of PrinceRidge Partners LLC and PrinceRidge Holdings LP	—	2,149	—
Purchase of investments-other investments, at fair value	(390)	(3,068)	(12,944)
Proceeds from sale of management contracts	—	—	971
Sales and return of principal of other investments, at fair value	379	7,708	34,908
Sale of cost method investment	1,937	—	—
Investment in equity method affiliates	(4,716)	(5,021)	(5,517)
Return from equity method affiliates	12,093	6,954	9,983
Cash used in other acquisition	—	—	(297)
Purchase of furniture, equipment, and leasehold improvements	(193)	(470)	(939)

Net cash provided by (used in) investing activities	9,110	(6,704)	26,165

Financing activities
Issuance of debt	—	—	9,300
Repayment and repurchase of debt	(16,270)	(7,960)	(24,283)
Payments for deferred issuance and financing costs	—	—	(349)
Cash used to net share settle equity awards	(199)	(72)	(166)
Purchase of common stock for treasury	—	(1,488)	—
PrinceRidge non-controlling interest redemptions, net	(6,152)	—	—
PrinceRidge mandatorily redeemable equity interest repayments	(3,723)	—	—
IFMI non-controlling interest distributions and redemptions	(420)	(1,161)	(528)
IFMI dividends	(953)	(2,115)	(1,043)

Net cash provided by (used in) financing activities	(27,717)	(12,796)	(17,069)

Effect of exchange rate on cash	138	74	(27)

Net increase (decrease) in cash and cash equivalents	(3,721)	(25,725)	(25,746)
Cash and cash equivalents, beginning of year	18,221	43,946	69,692

Cash and cash equivalents, end of year	$14,500	$18,221	$43,946

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in Thousands, except share and per share information)

1. ORGANIZATION AND NATURE OF OPERATIONS

The Formation Transaction

Cohen Brothers, LLC (“Cohen Brothers”) was formed on October 7, 2004 by Cohen Bros. Financial, LLC (“CBF”). Cohen Brothers was established to acquire the net assets of CBF’s subsidiaries (the “Formation Transaction”): Cohen Bros. & Company, Inc.; Cohen Frères SAs; Dekania Investors, LLC; Emporia Capital Management, LLC; and the majority interest in Cohen Bros. & Toroian Investment Management, Inc. The Formation Transaction was accomplished through a series of transactions occurring between March 4, 2005 and May 31, 2005.

The Company

From its formation until December 16, 2009, Cohen Brothers operated as a privately owned limited liability company. On December 16, 2009, Cohen Brothers completed its merger (the “Merger”) with a subsidiary of Alesco Financial Inc. (“AFN”) a publicly traded real estate investment trust (“REIT”).

As a result of the Merger, AFN received 10,343,347 or 66.2% of the membership interests in Cohen Brothers. Of the 66.2% of Cohen Brothers received by AFN, 38.5% was received in the form of units issued directly by Cohen Brothers. The remaining 27.7% was acquired by AFN from Cohen Brothers’ members in exchange for the issuance of AFN common stock to those members. The remaining 5,283,556 membership interests, or 33.8% of Cohen Brothers was held by Daniel G. Cohen (31.9%) and other members (1.9%). The equity interest in Cohen Brothers that is not held by AFN has certain redemptive features which are described in detail in note 19.

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in credit related fixed income investments. As of December 31, 2012, the Company had $6.3 billion in assets under management (“AUM”) of which 95.7%, or $6.1 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements the “Company,” refers to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC), or the “Operating LLC” refers to the main operating subsidiary of the Company; “Cohen Brothers,” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-Merger Alesco Financial Inc. and its subsidiaries; When the term, “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Services Authority in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC, formerly known as PrinceRidge Partners LLC. “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary.

The Company’s business is organized into three business segments:

Capital Markets: The Company’s Capital Markets business segment consists primarily of credit-related fixed income securities sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate, institutional investors, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company had offered execution and brokerage services for equity derivative products until December 31, 2012 when the Company sold its equity derivatives brokerage business to a new entity owned by two of the Company’s former employees. See note 5. The Company carries out its capital market activities primarily through its subsidiaries: JVB and PrinceRidge in the United States, and CCFL in Europe.

Asset Management: The Company’s Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively referred to as “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of a default, the lenders will have recourse only to the assets securing the loan. The Company’s Asset Management business segment includes its fee-based asset management operations which include ongoing base and incentive management fees.

Principal Investing: The Company’s Principal Investing business segment is comprised primarily of our investments in Investment Vehicles it manages, as well as investments in structured products, and the related gains and losses that they generate.

The Company generates its revenue by business segment primarily through the following activities:

Capital Markets:

•

trading activities of the Company, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

•

new issue and advisory revenue comprised primarily of (i) origination fees for corporate debt issues originated by the Company; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging and placing the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management:

•

asset management fees for the Company’s on-going asset manager services provided to these Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle; and incentive management fees earned based on the performance of the various Investment Vehicles;

Principal Investing:

•

gains and losses (unrealized and realized) and income and expense earned on securities (primarily in investments in Investment Vehicles the Company manages) classified as other investments, at fair value; and

•	income or loss from equity method affiliates.

The activities noted above are carried out through the following main operating subsidiaries:

1.	Cohen & Company Financial Management, LLC is a wholly owned subsidiary of the Company and acts as asset manager and investment advisor to the Alesco I through IX CDOs. It also served until February 22, 2013 as a service provider to the manager of the Alesco X — XVII CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.

2.	Dekania Capital Management, LLC is a wholly owned subsidiary of the Company and acts as asset manager and investment advisor to the Company’s Dekania and pre-2007 Dekania Europe CDOs. Dekania CDOs invest primarily in insurance TruPS and insurance company subordinated debt denominated in U.S. Dollars. Dekania Europe CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros.

3.	Cira SCM, LLC (formerly Strategos Capital Management, LLC) (“Cira SCM”), is a wholly owned subsidiary of the Company and acts as asset manager and investment advisor to the Company’s CDOs that invest primarily in high grade and mezzanine asset backed securities. In addition, Cira SCM is a party to a revenue share arrangement with Strategos Capital Management, LLC, a third party asset manager founded by former Company employees, related to a series of closed-end distressed debt funds and separately managed accounts previously managed by the Company. See note 5.

4.	CCS is a wholly owned subsidiary of the Company and was a securities broker-dealer that was registered with the Securities and Exchange Commission (the “SEC”) and was a member of the Financial Industry Regulatory Authority (“FINRA”), and the Securities Investor Protection Corporation (“SIPC”) until it filed a Form BDW in September 2012 seeking to withdraw all of its registrations with the SEC and each jurisdiction in which it was licensed or registered as a securities broker-dealer as well as its membership in FINRA, the NASDAQ Stock Market and the International Securities Exchange. CCS’ withdrawal from all such regulatory authorities became effective in November 2012. CCS has conducted no securities-related business activities since May 2011.

5.	Cohen & Company Capital Markets, LLC (“CCCM”), formerly Fairfax I.S. (US) LLC, was a securities broker-dealer which the Company acquired effective in September 2010. See note 4. In May 2011, the equity ownership interests of CCCM were contributed by the Company to PrinceRidge, along with certain other assets, in exchange for an approximate 70% interest in PrinceRidge. Effective May 31, 2011, CCCM became a wholly-owned subsidiary of PrinceRidge. In February 2012, PrinceRidge merged its broker-dealer subsidiary, CCCM into its broker-dealer subsidiary, CCPR. See note 6 listed below.

6.	PrinceRidge is a majority owned subsidiary of the Company acquired by the Company in May 2011. See note 4. PrinceRidge provides trade execution to predominantly institutional investors including broker-dealers, commercial banks, asset managers, and other financial institutions and specializes in the following products: corporate bonds and loans, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. PrinceRidge carries out these activities primarily through its wholly owned subsidiary, CCPR. CCPR is a member of FINRA and the SIPC.

7.

JVB is a wholly owned subsidiary of the Company acquired by the Company effective January 1, 2011. JVB is a securities broker-dealer registered with the SEC and is a member of FINRA and the SIPC. JVB provides trade execution to broker-dealers and institutions and specializes in the following products: high grade corporate bonds, high yield corporate bonds, municipal securities, ABS, MBS, CMBS, RMBS, CMOs, U.S. government bonds, U.S. government agency securities, whole loans, and other structured financial instruments.

8.	Cohen Asia Investments Ltd. owns 50% of Star Asia Management, Ltd. (“Star Asia Manager), which is the external manager of Star Asia Finance, Ltd. (“Star Asia”) and earns management fees and incentive fees related to this entity. Star Asia invests in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments.

9.	CCFL is a Financial Services Authority (“FSA”) Regulated Firm in the United Kingdom and acts as the external manager of EuroDekania Limited (“EuroDekania”) and earns management fees and incentive fees related to this entity. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CLOs, CMBS, RMBS, and widely syndicated leverage loans.

Since 2007, CCFL has acted as asset manager and investment advisor to the Company’s 2007 and later Dekania Europe CDOs. Dekania Europe CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros. CCFL also carries out our Capital Markets business segment activities in Europe including brokerage, advisory, and new issue services.

10.	Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research advisor to Dekania Capital Management, LLC and CCFL in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs.

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

D . Adoption of New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), which revised the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removed from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate control to fund substantially all the cost of purchasing replacement financial assets. The amendments in ASU 2011-03 were effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption was prohibited, and the amendments were to be applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date. The Company’s adoption of the provisions of ASU 2011-03 effective January 1, 2012 did not have an effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements. The amended guidance changed the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additional disclosure requirements included transfers between levels 1 and 2; and for level 3 fair value measurements, a description of the Company’s valuation processes and additional information about unobservable inputs impacting level 3 measurements. Additionally, the amendments clarified the FASB’s intent about the application of existing fair value measurement requirements. The amendments resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The guidance provided in ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011 and was to be applied prospectively. The Company’s adoption of the provisions of ASU 2011-04 effective January 1, 2012 did not have a material effect on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (“ASU 2011-05”) which required companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard did not change the items that must be reported in other comprehensive income, how such items were to be measured or when they must be reclassified to net income. ASU 2011-05 was effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 deferred the requirement that companies present reclassification adjustments and the effect of those reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The effective dates for ASU 2011-12 were consistent with the effective dates for ASU 2011-05. Effective January 1, 2012, the Company adopted the provisions of ASU 2011-05 and ASU 2011-12. As a result of adoption the Company began presenting the components of comprehensive income (loss) within the consolidated statements of operations and comprehensive income (loss) rather than as it previously had as a component of the statement of changes in equity. See the discussion about ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income included in note 3-U.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permitted companies to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50%. Under this option, a company would no longer be required to calculate the fair value of the reporting unit unless the company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. A company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment tests. A company may resume performing the qualitative assessment in any subsequent period. The guidance also included examples of the types of events and circumstances to consider in conducting the qualitative assessment. These examples of events and circumstances superseded (1) the previous examples included in Topic 350 of event and circumstances that a company should consider when testing goodwill for impairment between annual tests and (2) the previous examples of events and circumstances that a company having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test, used to measure the amount of the loss, if any. The guidance provided in ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s adoption of the provisions of ASU 2011-08 effective January 1, 2012 did not have an effect on the Company’s consolidated financial statements. See note 3-I.

E. Financial Instruments

The Company accounts for its investment securities at fair value under various accounting literature including FASB Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities (“FASB ASC 320”), pertaining to investments in debt and equity securities and the fair value option of financial instruments in FASB ASC 825, Financial Instruments (“FASB ASC 825”). The Company also accounts for certain assets at fair value under the applicable industry guidance, namely FASB ASC 946, Financial Services-Investment Companies (“FASB ASC 946”).

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

See note 9 for the information regarding the effects of applying the fair value option to the Company’s financial instruments on the Company’s consolidated financial statements for the year ended December 31, 2012.

The changes in fair value (realized and unrealized gains and losses) of these instruments are recorded in principal transactions and other income in the consolidated statements of operations. See notes 8 and 9 for further information.

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

All securities that are classified as trading are included in investments-trading. However, when the Company acquires an investment that is classified as available for sale, but for which the Company elected the fair value option under FASB ASC 825, a distinction is made that impacts the Company’s accounting treatment. If the investment is expected to be managed by employees of the Company’s Capital Markets business segment, the investment is also classified as investments-trading. Otherwise, the investment is classified as other investments, at fair value. In general, investments-trading represents securities acquired in the secondary market while other investments, at fair value represent investments obtained in primary issuances or investments in Investment Vehicles managed by the Company.

The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by the Company’s management. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.

Also, from time to time, the Company may be deemed to be the primary beneficiary of a variable interest entity and may be required to consolidate it and its investments under the provisions included in FASB ASC 810, Consolidation (“FASB ASC 810”). See notes 3-J and 16. In those cases, the Company’s classification of the assets as trading, other investments, at fair value, available for sale, or held to maturity will depend on the intended use of the investment by the variable interest entity.

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

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated balance sheets. Unrealized and realized gains and losses on trading securities sold, not yet purchased are recorded in net trading in the consolidated statement of operations. See notes 8 and 9.

F. Investment Vehicles

As of December 31, 2012 and 2011, the Company had investments in several Investment Vehicles. When making an investment in an Investment Vehicle, the Company must determine the appropriate method of accounting for the investment. In most cases, the Company will either (i) consolidate the Investment Vehicle; (ii) account for its investment under the equity method of accounting, or (iii) account for its investment as a marketable equity security under the provisions of FASB ASC 320. In the case of (ii) and (iii), the Company may account for its investment at fair value under the fair value option election included in FASB ASC 825.

The Company may treat an investment in equity of an entity under the equity method of accounting when it has significant influence (as described in the FASB Codification) in the investee. Significant influence is commonly interpreted as owning between 20% and 50% of an investee. However, these percentages are only a guideline and the Company considers the unique facts and circumstances of each investment. In addition, the Company may elect to account for its investment at fair value under the fair value option included in FASB ASC 825.

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

The following discussion describes the Company’s accounting policy as it pertains to certain Investment Vehicles, the associated management contracts, and other related transactions. All of the Investment Vehicles described below are considered related parties of the Company. See note 29.

Brigadier

The Company had an investment in and served as external manager of a series of investment funds and related entities (collectively, “Brigadier”) until the liquidation of Brigadier in the fourth quarter of 2010.

Brigadier, formed by the Company in May 2006, was a series of investment funds that primarily earned investment returns by investing in various fixed income and credit market related investments and securities through its master fund (described below). Brigadier had a single master fund and two feeder funds. One feeder fund was referred to as the onshore feeder fund and was designed for investors that were non tax-exempt U.S. taxpayers. Foreign and U.S. tax-exempt investors invested through a second feeder fund referred to as the offshore feeder fund.

During the periods presented, the Company accounted for its investment in Brigadier as an equity method investment and elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it was accounted for at fair value, it was included as a component of other investments, at fair value in the consolidated balance sheet.

Brigadier began liquidating in 2010. Effective beginning in the second quarter of 2010, the Brigadier fund had ceased permitting redemptions until final liquidation. The Brigadier fund completed its liquidation during the fourth quarter of 2010.

The Company also served as external manager of Brigadier. The management contract for these entities included a base fee, an incentive fee, and an asset management fee credit, which was included as a component of asset management revenue in the consolidated statement of operations. Effective April 30, 2010, and in conjunction with the liquidation of Brigadier, the Company stopped charging management fees.

Star Asia Related Entities

The Company has an investment in several entities that either (i) invest in securities or real estate in Japan, or (ii) provide management services to entities that invest in securities or real estate in Japan.

Star Asia Finance, Limited (“Star Asia”)

The Company has an investment in Star Asia. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans, and other commercial real estate fixed income investments.

As of December 31, 2012 and 2011, the Company directly owned approximately 28% of Star Asia’s outstanding shares. In March 2010, the Company participated in a rights offering of Star Asia and made an additional investment in Star Asia and increased its ownership percentage. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected effective January 1, 2008. Effective with this ownership increase, Star Asia was considered an equity method affiliate. However, the Company continued its fair value election regarding Star Asia. See note 9. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it is accounted for at fair value, it is included as a component of other investments, at fair value in the consolidated balance sheet. See notes 3-E, 8 and 9 for further information.

Star Asia Management, LTD (“Star Asia Manager”)

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

Star Asia Manager also serves as external manager of Star Asia and Star Asia SPV (see below). In relation to the management of Star Asia, the management contract includes a base fee, an incentive fee, and an asset management fee credit. Star Asia Manager recognizes the management fee income from its management contract with Star Asia. Star Asia Manager receives no additional fee for managing Star Asia SPV. The Company recognizes its share of Star Asia Manager under the equity method of accounting.

Star Asia SPV

Star Asia SPV is a Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the Star Asia SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 31% of Star Asia SPV’s outstanding shares as of December 31, 2012 and 2011. Star Asia SPV is an equity method investee of the Company. The Company did not elect the fair value option.

Star Asia Opportunity, LLC (“Star Asia Opportunity”)

Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to finance the acquisition of seven real estate properties in Tokyo, Japan. As of December 31, 2012 and 2011, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. Star Asia Opportunity is an equity method investee of the Company. The Company did not elect the fair value option.

Star Asia Capital Management LLC (“Star Asia Capital Management”)

Star Asia Capital Management serves as the external manager of Star Asia Opportunity. It also served as external manager of Star Asia Opportunity II prior to December 20, 2012. The Company owned 33% of Star Asia Capital Management as of December 31, 2012 and 2011. Star Asia Capital Management is an equity method investee of the Company. The Company did not elect the fair value option.

Star Asia Japan Special Situations LP (“Star Asia Special Situations Fund”)

In December 2012, the Company, along with two other parties, sponsored the creation of a new investment fund. The Star Asia Special Situations Fund is an investment fund that primarily invests in real estate and securities backed by real estate in Japan. The Star Asia Special Situations Fund is a closed-end fund that does not offer investor redemptions. It has an initial life of three years, which can be extended under certain circumstances for a total of two years. The Star Asia Special Situations Fund consummated its closing on December 20, 2012.

As of December 31, 2012, the Company owned approximately 6% of the Star Asia Special Situations Fund. The Company accounts for its interest in the Star Asia Special Situations Fund under the equity method of accounting. The Company elected to carry its investment in the Star Asia Special Situations Fund at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it is accounted for at fair value, it is included as a component of other investments, at fair value in the consolidated balance sheet.

Star Asia Opportunity II, LLC (“Star Asia Opportunity II”)

Star Asia Opportunity II was a Delaware limited liability company formed in August 2012 to partially finance the acquisition of a real estate property in Japan. Prior to December 20, 2012, the Company directly owned 20% of Star Asia Opportunity II’s outstanding equity interests and the Company accounted for its investment in Star Asia Opportunity II under the equity method of accounting. The Company did not elect the fair value option.

On December 20, 2012, Star Asia Opportunity II completed a reorganization whereby its assets were contributed into a subsidiary of the Star Asia Special Situations Fund. The net effect of this reorganization to the Company was that the Company exchanged its ownership interest in Star Asia Opportunity II for cash and an interest in the Star Asia Special Situations Fund. See note 15.

Star Asia Advisors LTD (“SAA Manager”)

The Company owns 33% of SAA Manager. The Company treats its investment in SAA Manager under the equity method of accounting. The Company did not elect to carry its investment at fair value under the fair value option election included in FASB ASC 825.

The SAA Manager serves as the external manager of the Star Asia Special Situations Fund. The management contract includes a base fee on funded capital for management services. SAA Manager recognizes the management fee income from its management contract with the Star Asia Special Situations Fund. The Company recognizes its share of SAA Manager under the equity method of accounting.

Star Asia Partners LTD (“SAP GP”)

SAP GP serves as the general partner for the Star Asia Special Situations Fund. The Company owns 33% of SAP GP. The Company accounts for its investment in SAP GP under the equity method of accounting. The Company did not elect to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. During the year ended December 31, 2012, the Company did not make an investment or recognize any income or loss under the equity method related to this entity.

SAP GP will potentially receive an incentive fee based on a specified interest return after the investors in the Star Asia Special Situations Fund receive their initial investment plus an 8% cumulative annual internal rate of return. The SAP GP recognizes the incentive fee once the fee is determined (according to the terms of the limited partnership agreement). The SAP GP does not accrue an estimated incentive fee through the year or in any year prior to the return of the investors’ initial investment plus the agreed upon cumulative annual return. The Company will recognize its share of the SAP GP earnings as equity method income.

EuroDekania Limited (“EuroDekania”)

The Company has an investment in, and serves as external manager, of EuroDekania.

EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or U.K. Pounds Sterling.

As of December 31, 2012 and 2011, the Company directly owned approximately 10% of EuroDekania’s outstanding shares. The Company accounts for its investment in EuroDekania as a marketable equity security classified as available for sale for which the fair value option was elected effective January 1, 2008. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E, 8 and 9 for further information.

The Company also serves as external manager of EuroDekania. The management contract includes a base fee, an incentive fee, and an asset management fee credit, which is included as a component of asset management revenue in the consolidated statement of operations.

Muni Funding Company of America, LLC (“MFCA”) / Tiptree Financial Partners, L.P. (“Tiptree”)

The Company had an investment in MFCA. The Company also served as external manager of MFCA from MFCA’s inception until March 18, 2009, when the Company assigned its management contract with MFCA to an unaffiliated third party. MFCA was a limited liability company that primarily invested in securities that were exempt from U.S. federal income taxes.

Prior to June 23, 2011, the Company owned approximately 3% of MFCA’s outstanding shares. On June 23, 2011, MFCA became a wholly owned subsidiary of Tiptree. As part of that transaction, the Company exchanged its 1,000,200 shares of MFCA for 111,133 shares of Tiptree. As of December 31, 2012 and 2011, the Company owned approximately 1% of Tiptree. In December 2012, Tiptree announced that it entered into an agreement to combine its business with that of its majority-owned subsidiary, Care Investment Trust (OTCQX: CVTR), a real estate investment company that invests in healthcare and seniors-related real estate. CVTR and Tiptree have signed a contribution agreement pursuant to which each company will contribute substantially all of their assets to Tiptree Operating Company LLC, a newly-formed Delaware limited liability company. CVTR and Tiptree will own proportionate interests in Tiptree Operating Company LLC. At closing, CVTR will change its name to “Tiptree Financial Inc.” and will remain a public company. The combined company will be a financial services operating company that will hold and manage both companies’ assets and operate both companies’ businesses.

During the periods presented, the Company has accounted for its investment in MFCA under the equity method of accounting and Tiptree under the cost method of accounting. However, in both cases, the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it is accounted for at fair value, it is included as a component of other investments, at fair value in the consolidated balance sheet. See notes 3-E, 8 and 9 for further information.

During the period that the Company served as external manager of MFCA, the management contract included a base fee, an incentive fee, and an asset management fee credit. The Company included the revenue earned as a component of asset management revenue in the consolidated statement of operations.

Strategos Deep Value Mortgage Fund and Related Entities

The Company had an investment in Strategos Deep Value Mortgage Fund until its liquidation on June 30, 2011.

The Company served as investment manager of Strategos Deep Value Mortgage Fund and other related entities, a series of closed-end distressed debt funds (collectively, “Deep Value”) until it sold its advisory contracts in March 2011. See note 5. The management contracts included a base management fee.

Deep Value raised capital from investors, and earned investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of RMBS and other real estate related securities, as well as other U.S. real estate related assets and related securities. During the periods presented, the Company accounted for its investment in Strategos Deep Value Mortgage Fund as an equity method investment and elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it was accounted for at fair value, it was included as a component of other investments, at fair value in the consolidated balance sheet.

Deep Value Credit GP, LLC (the “Deep Value GP”) and Deep Value Credit II GP, LLC (the “Deep Value GP II”) served as the general partners for the Deep Value funds. Deep Value GP and Deep Value GP II are collectively referred to as the “Deep Value GPs.” The Deep Value GPs received an incentive fee based on a specified interest return after the investors in Deep Value received their initial investment plus an agreed upon cumulative annual return.

The Company owns 50% of Deep Value GP and 40% of Deep Value GP II. The remaining percentages of the Deep Value GPs are owned by certain former employees of the Company. The Company accounted for its investment in the two general partners under the equity method of accounting. The Company did not elect to carry its investments at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. All of the Deep Value funds for which the Deep Value GPs served as general partners were liquidated prior to December 31, 2012. The Deep Value GPs were in the process of liquidating as of December 31, 2012.

Duart Capital Management LLC (“Duart Capital”) and Duart Global Deep Value Securities Fund LP (“Duart Fund”)

Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of December 31, 2012 and 2011. Duart Capital is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund. The Company did not elect the fair value option for its investment in Duart Capital.

The Duart Fund is a specialized deep value, public equity securities investment fund formed in September 2010. Effective December 31, 2010, the Company submitted a redemption notice to the Duart Fund to redeem 100% of its capital. The Company received its redemption in April 2011. During the periods presented, the Company accounted for its investment in the Duart Fund as an equity method investment and elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E, 8 and 9.

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

Derivative financial instruments are recorded at fair value. If the derivative was entered into as part of its broker-dealer operations, it will be included as a component of investments-trading or trading securities sold, not yet purchased. If it is entered into to a hedge for another financial instrument included in other investments, at fair value then the derivative will be included as a component of other investments, at fair value.

The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) arising from the Company’s investments in interest sensitive investments; and (iii) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company may include (i) foreign currency forward contracts; (ii) EuroDollar futures; and (iii) purchase and sale agreements of TBAs. TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as a standard security trade. The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

Derivatives involve varying degrees of off-balance sheet risk, whereby changes in the level or volatility of interest rates or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of its carrying amount. Depending on the Company’s investment strategy, realized and unrealized gains and losses are recognized in principal transactions and other income or in net trading in the Company’s consolidated statements of operations on a trade date basis. See note 10.

H. Furniture, Equipment, and Leasehold Improvements, Net

Furniture, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization and are included as a component of other assets in the consolidated balance sheets. Furniture and equipment are depreciated on a straight line basis over their estimated useful life of 3 to 5 years. Leasehold improvements are amortized over the lesser of their useful life or lease term, which generally ranges from 5 to 10 years.

I. Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the amount of the purchase price in excess of the fair value assigned to the individual assets acquired and liabilities assumed in various acquisitions completed by the Company. See note 4 and note 12. In accordance with FASB ASC 350, Intangibles — Goodwill and Other (“FASB ASC 350”), goodwill and intangible assets deemed to have indefinite lives are not amortized to expense but rather are analyzed for impairment.

The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. The Company first assesses qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Based on the results of the qualitative assessment, the Company then determines whether it needs to calculate the fair value of the reporting unit as part of the first step of the two-step goodwill impairment test. The goodwill impairment test two-step process requires management to make judgments in determining what assumptions to use in the calculation. The first step in the process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. If the carrying value is less than fair value the Company would complete step two in the impairment review process which measures the amount of goodwill impairment.

The Company includes intangible assets for its broker-dealer licenses in other assets on its consolidated balance sheets that it considers to have indefinite useful lives. The Company reviews these assets for impairment on an annual basis. See note 3-U about ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.

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

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis. The Company has included the required disclosures for VIEs in its consolidated financial statements for the year ended December 31, 2012. See note 16 for further details.

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

In the normal course of doing business, the Company enters into reverse repurchase agreements that permit it to re-pledge or resell the securities to others. See note 11.

L . Revenue Recognition

Net trading: Net trading includes: (i) all gains, losses, and income (interest and dividend) from securities classified as investments-trading and trading securities sold, not yet purchased; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Riskless trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions are recognized on a trade date basis. The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense which is directly incurred to purchase income generating assets related to trading activities. Such interest expense is recorded on an accrual basis.

Asset management: Asset management revenue consists of CDO asset management fees, fees earned for management of the Company’s permanent capital vehicles and investment funds, fees earned under a service arrangement with another CDO asset manager, and other asset management fees. CDO asset management fees are earned for providing ongoing asset management services to the trust. In general, the Company earns a senior asset management fee, a subordinated asset management fee, and an incentive asset management fee.

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

Principal transactions and other income: Principal transactions include all gains, losses, and income (interest and dividend) from financial instruments classified as other investments, at fair value in the consolidated balance sheets.

The investments classified as other investments, at fair value are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by the Company’s management. These models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Dividend income is recognized on the ex-dividend date.

Other income / (loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, and other miscellaneous income.

M. Interest Expense, net

Interest expense incurred other than interest income and expense included as a component of net trading (described in 3-L above) is recorded on an accrual basis and presented in the consolidated statements of operations as a separate non-operating expense. See notes 17, 18, and 26.

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

O. Redeemable Non-Controlling Interest

The redeemable non-controlling interest represents the equity interests of PrinceRidge that are not owned by the Company. See note 4. The members of PrinceRidge have the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period. The Company accounts for these interests as temporary equity under Accounting Series Release 268 (“ASR 268”). These interests are shown outside of the permanent equity of IFMI in its consolidated balance sheet as redeemable non-controlling interest. See note 18. As of December 31, 2012 and 2011, the Company directly owned approximately 98% and 70%, respectively, of PrinceRidge. As of December 31, 2012 and 2011, the redeemable non-controlling interests owned approximately 2% and 30%, respectively, of PrinceRidge.

P. Non-Controlling Interest

Subsequent to the consummation of the Merger on December 16, 2009, member interests in the Operating LLC, other than the interests held by the Company, are treated as a non-controlling interest. As of December 31, 2012 and 2011, the Company directly owned approximately 67.6% and 66.1%, respectively, of the Operating LLC. See note 1. As of December 31, 2012 and 2011, the non-controlling interests owned approximately 32.4% and 33.9%, respectively, of the Operating LLC.

Q. Equity-Based Compensation

The Company accounts for equity-based compensation issued to its employees using the fair value based methodology prescribed by the provisions related to share-based payments included in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”). Through the periods presented herein, the Company has issued the following types of instruments: (i) “Restricted Units” that include both actual membership interests of the Operating LLC or interests that represent the right to receive common shares of IFMI, both of which may be subject to certain restrictions; and (ii) “Restricted Stock” that are common shares of IFMI.

When issuing equity compensation, the Company first determines the fair value of the Restricted Units or Restricted Stock granted. Once the fair value of the equity-based awards is determined, the Company determines whether the grants qualify for liability or equity treatment. The individual rights of the equity grants are the determining factors of the appropriate treatment (liability or equity). In general terms, if the equity-based awards granted have certain features (like put or cash settlement options) that give employees the right to redeem the grants for cash instead of equity of the Company, the grants will require liability treatment. Otherwise, equity treatment is generally appropriate.

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

From time to time, the Company has issued equity to non-employees as compensation for services. The Company follows the provisions of FASB ASC 505-50 Equity-Based Payments to Non Employees (“FASB ASC 505-50”). In those cases, the accounting treatment is materially the same as described for employees except that the fair value of the grant is determined at the earlier of (i) the performance commitment date; or (ii) the actual completion date of services. FASB ASC 505-50 describes the performance commitment date as the date when performance by the non-employee is probable because of sufficiently large disincentives in the event of nonperformance. If the sole remedy for the non-employee’s lack of performance is either the non-employee’s forfeiture of the equity instruments or the entity’s ability to sue the non-employee, those remedies should not, by themselves, be considered sufficiently large disincentives to nonperformance. When the Company has issued non employees grants, generally it has determined that the measurement date is the actual date of completion of services, which in the Company’s case, is the vesting date of the underlying grant.

R. Accounting for Income Taxes

The Company’s majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. It is, however, subject to entity level income taxes in the United Kingdom, Spain, France, New York City, Pennsylvania, Philadelphia, and Illinois. Beginning on April 1, 2006, the Company qualified for Keystone Opportunity Improvement Zone (“KOZ”) benefits which exempts the Operating LLC and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. The Company’s current lease in Philadelphia will expire on April 30, 2016. However, assuming the Company extends its lease, it will be entitled to KOZ benefits through December 31, 2018.

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

S. Other Comprehensive Income / (Loss)

The Company reports the components of comprehensive income / (loss) within the consolidated statements of operations and comprehensive income / (loss). Comprehensive income / (loss) includes net income / (loss) and foreign translation adjustment.

T. Earnings / (Loss) Per Common Share

In accordance with FASB ASC 260, Earnings Per Share (“FASB ASC 260”), the Company presents both basic and diluted earnings / (loss) per common share in its consolidated financial statements and footnotes. Basic earnings / (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders or members by the weighted average number of common shares and restricted stock entitled to non-forfeitable dividends outstanding for the period. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution of common stock equivalents (such as restricted stock and restricted units entitled to forfeitable dividends), if they are not anti-dilutive. See note 24 for the computation of earning/(loss) per common share.

U. Recent Accounting Developments

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires companies to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on a company’s financial position. The amendments require enhanced disclosures by requiring improved information about financial statements and derivative instruments that are either (1) offset in accordance with current literature, or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. Since ASU 2011-11 only impacts disclosures, the Company’s adoption of the provisions of ASU 2011-11 effective January 1, 2013 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which provides an option for companies to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If a company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the company is not required to take further action. However, if a company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative assessment in any subsequent period. The Company’s adoption of the provisions of ASU 2012-02 effective January 1, 2013 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which amends a wide variety of Topics in the FASB Codification. The provisions in ASU 2012-04 clarifies the FASB Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the FASB Codification without transition guidance were effective upon issuance for both public and nonpublic entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company’s adoption of the provisions of ASU 2012-04 effective January 1, 2013 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies that the scope of the intended disclosures required by ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. An entity is required to provide the disclosures retrospectively for all comparative periods presented. Since ASU 2013-01 only impacts disclosures, the Company’s adoption of the provisions of ASU 2013-01 effective January 1, 2013 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which includes amendments that require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption was permitted. Since ASU 2013-02 only impacts disclosures, the Company’s adoption of the provisions of ASU 2013-02 effective January 1, 2013 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

V. Business Concentration

A substantial portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. CDO asset management revenue was generated from a limited number of CDOs.

The following table provides a summary for the relevant periods:

SUMMARY OF REVENUE CONCENTRATION

(Dollars in Thousands)

	Year ended December 31,
	2012	2011	2010
CDO asset management revenue and related service agreements	$21,729	$19,055	$19,850
Total asset management revenue	$23,172	$21,698	$25,281
Total revenues	$95,240	$100,331	$125,552
CDO asset management % as compared to total asset management fees	94%	88%	79%
CDO asset management % as compared to total revenues	23%	19%	16%
Number of CDOs generating management fees	25	26	34

In addition, the Company may earn a substantial portion of its income in the form of principal transactions. This is comprised of gains and losses on a small number of investments. Principal transactions and other income represented (3)%, 2%, and 20% of the Company’s total revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company’s trading revenue is generated from transactions with a diverse set of institutional customers. The Company does not consider its trading revenue to be concentrated from a customer perspective.

W. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 9 for a discussion of the fair value hierarchy with respect to investments-trading, other investments, at fair value and the derivatives held by the Company.

Cash and cash equivalents: Cash is carried at historical cost, which is assumed to approximate fair value. The estimated fair value measurement of cash and cash equivalents is classified within level 1 of the valuation hierarchy.

Investments-trading: These amounts are carried at fair value. The fair value is based on either quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or valuation models when quotations are not available. See note 9 for disclosures about the categorization of the fair value measurements of investments-trading within the three level fair value hierarchy.

Other investments, at fair value: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent broker market quotations, or valuation models when quotations are not available. In the case of investments in alternative investment funds, fair value is generally based on the reported net asset value of the underlying fund. See note 9 for disclosures concerning the categorization of the fair value measurements of other investments, at fair value within the three level fair value hierarchy.

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

Trading securities sold, not yet purchased: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent market quotations, market price quotations from third party pricing services, or valuation models when quotations are not available. See note 9 for disclosures concerning the categorization of the fair value measurements of trading securities sold, not yet purchased within the three level fair value hierarchy.

Securities sold under agreement to repurchase: The liabilities for securities sold under agreement to repurchase are carried at their contracted repurchase price, have short-term maturities, and are repriced frequently with amounts normally due in one month or less and, accordingly, these contracts are at amounts that approximate fair value. The estimated fair value measurements of securities sold under agreement to repurchase are based on observations of actual market activity and are generally classified within level 2 of the fair value hierarchy.

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of December 31, 2012 and 2011, the fair value of the Company’s debt was estimated to be $34.6 million and $43.5 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; and other investments, at fair value. See notes 9 and 10. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts and EuroDollar futures. For derivative instruments, such as TBAs, the fair value is generally based on market price quotations from third party pricing services. See note 9 for disclosures concerning the categorization of the fair value measurements within the three level fair value hierarchy.

4. ACQUISITIONS

Fairfax, LLC

Effective in September 2010, the Company acquired Fairfax I.S., LLC (“Fairfax”). Fairfax was a FINRA regulated U.S. broker-dealer. The Company subsequently changed its name to CCCM. The purchase price was $297. The Company allocated the purchase price as follows (dollars in thousands):

Restricted cash	$100
Other assets	220

Accounts payable	(23)

Purchase price	$297

Included in other assets, the Company assigned $166 to the value of the broker-dealer license. This was treated as an indefinitely lived intangible asset and was reviewed for impairment annually until it was written off as a component of professional services and other operating expense during 2012 in connection with CCCM’s merger into CCPR.

In May 2011, the Company contributed CCCM to CCPRH. In February 2012, PrinceRidge merged CCCM into CCPR. See the discussion about “PrinceRidge” below.

JVB Financial Holdings, L.L.C.

On September 14, 2010, the Company entered into a Purchase and Contribution Agreement (the “Purchase Agreement”) with JVB Holdings, the sellers listed in the Purchase Agreement (the “Sellers”), and certain employees of JVB Holdings (the “Management Employees”). On January 13, 2011, the Company and the

Operating LLC completed the acquisition of JVB Holdings. As contemplated by the Purchase Agreement, the Sellers sold all of the outstanding equity interests in JVB Holdings to the Operating LLC and JVB Holdings became a wholly owned subsidiary of the Operating LLC.

The purchase price consisted of $5,646 in cash, 313,051 shares of IFMI Common Stock, and 559,020 restricted membership units in the Operating LLC plus a cash amount equal to JVB Holdings’ tangible net worth. In addition, the Company agreed to pay $2,482 to the Management Employees in three equal installments, one on each of the first three anniversaries of the closing date of the acquisition, contingent upon each individual’s continued employment at each payment date. Upon the closing of the acquisition, an escrow of $484 was established for the payment of any adjustments to the purchase price based on the final tangible net worth of JVB Holdings as of the closing of the transaction and particular indemnities, and $384 was withheld for payment to the Sellers only if a specific revenue target was achieved at the end of the first year of operation following the closing of the transaction. All of the restricted membership units in the Operating LLC were delivered to the Management Employees and vest in three equal installments on each of the first three anniversaries of the closing date, subject to the terms and conditions contained in each employee’s employment agreement. Once vested, the holder of the restricted membership units in the Operating LLC may require that the Operating LLC redeem such restricted membership units for cash or, at the Company’s option, shares of the Common Stock of the Company.

The above transaction was accounted for under the acquisition method in accordance with U.S. GAAP. Accordingly, the transaction was accounted for as an acquisition by the Operating LLC of JVB Holdings. The effective date of the transaction with JVB Holdings for accounting purposes was January 1, 2011. JVB Holdings’ results of operations were included in the Company’s statements of operations beginning January 1, 2011.

For the year ended December 31, 2012 and 2011, JVB Holdings contributed $23,072 and $18,637, respectively, of revenue and $1,997 and $192, respectively, of net income to the Company. If the acquisition of JVB Holdings had occurred on January 1, 2010, the Company’s 2010 revenue would have been $150,361 and its 2010 earnings would have been $7,727 on a pro forma consolidated basis.

The following table summarizes the calculation of the fair value of consideration transferred by the Company to acquire JVB Holdings (dollars in thousands except share and per share data):

Equity consideration:
Shares of IFMI issued (1)	313,051
Multiplied by (2)	$4.89

Value of stock consideration	$1,531	$1,531
Cash consideration (3)		14,956
Contingent payments due (4)		326

Total purchase price		$16,813

(1)	Excluded 559,020 units of the Operating LLC issued to certain JVB Holdings Sellers that remained employees of JVB Holdings. These units vest over a three year period and are treated as compensation for future service and not part of the purchase price. See notes 19 and 20.
(2)	Represented the closing price of IFMI shares on January 13, 2011.
(3)	When closing the transaction, payment was made based on an estimate of JVB Holdings’ tangible net worth. However, a mechanism existed in the contract whereby the Company would owe additional funds or could recapture funds to the extent JVB Holdings’ tangible net worth differed from the amount estimated. The amount of cash consideration represented actual cash paid at closing of $15,044 less $88 receivable from escrowed proceeds for the tangible net worth adjustment. Also, cash consideration excluded $2,482 to be paid over time to the Management Employees. The amount is contingent upon the individuals remaining employees. It is earned ratably over a three-year period. If the employee terminates employment during the three year period, any unearned portion is refundable to the Company. It is treated as compensation for future services and not part of the purchase price.

(4)	Represents contingent payments due to the Sellers based on performance targets. A specific business unit of JVB Holdings was required to earn a minimum amount of revenue within 12 months of the business combination in order for this amount to be due to the owners of JVB Holdings. If that threshold was met, the owners of JVB Holdings would receive an additional payment of $384 which the Company would have treated as contingent consideration. Accordingly, the Company determined the fair value of this arrangement and recorded a liability equal to the fair value as of the date of the business combination. The Company had determined that the fair value of this obligation at the business combination date was $326. The Company carried this liability at fair value and any future adjustments in fair value were recognized in earnings. As of December 31, 2011, the Company carried this liability at $0 on the Company’s consolidated balance sheets and recognized income of $326 for the year ended December 31, 2011, which was included in principal transactions and other income in the Company’s consolidated income statement.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date as of January 1, 2011 (dollars in thousands):

Total Estimated Fair Value as of Acquisition Date
Assets acquired:
Cash and cash equivalents	$91
Receivables from brokers, dealers and clearing agencies (deposits with clearing organizations)	100
Investments-trading	31,935
Other assets (1) (2)	1,077
Liabilities assumed:
Payables to brokers, dealers, and clearing agencies	(17,655)
Accounts payable and other liabilities	(1,221)
Trading securities sold, not yet purchased	(4,497)

Fair value of net assets acquired	9,830
Purchase price for net assets acquired	$16,813

Goodwill (2) (3)	$6,983

(1)	Other assets are comprised of a purchase accounting adjustment of $166, which represents the estimated value of the broker-dealer license. The intangible asset of $166 related to the broker-dealer license was allocated to the Capital Markets business segment.
(2)	During the measurement period, which ended on January 13, 2012, an adjustment of $30 reducing the fair value of the assets acquired was made with a corresponding adjustment to increase goodwill by $30.
(3)	Goodwill recognized as of the acquisition date was allocated to the Capital Markets business segment.

The allocation of the purchase price to the consolidated assets and liabilities of JVB Holdings resulted in goodwill of $6,983 (which is the difference between the fair value of JVB Holdings’ net assets and the purchase price paid by the Company). The goodwill was allocated to the Capital Markets business segment.

PrinceRidge

On April 19, 2011, the Operating LLC acquired PrinceRidge. Pursuant to the agreement of the parties, the transaction was effective May 31, 2011. The Operating LLC contributed $45,000, which was comprised of cash, amounts payable, and all of the equity ownership interests in CCCM, a broker-dealer comprising a substantial part of the Operating LLC’s Capital Markets business segment, to PrinceRidge in exchange for an approximate 70% interest (consisting of equity and profit interests) in PrinceRidge. The transaction was subject to final FINRA approval, which was received on October 19, 2011.

Upon the closing of the transactions, the limited liability company agreement of PrinceRidge GP and the limited partnership agreement of CCPRH were amended and restated and IFMI, LLC was admitted as a member of PrinceRidge GP and a limited partner in CCPRH. Except as otherwise provided by the limited liability company agreement of PrinceRidge GP, the business and affairs of PrinceRidge GP are managed under the direction of the Board of Managers of PrinceRidge GP. Following the closing of the transactions contemplated by the Contribution Agreement, PrinceRidge GP’s Board of Managers was comprised of five members: three IFMI, LLC designees and two designees by the individuals that were members of PrinceRidge GP prior to the transaction.

The transaction was accounted for as an acquisition by the Operating LLC of PrinceRidge. The effective date of the acquisition transaction with PrinceRidge for accounting purposes was May 31, 2011. The results of operations of PrinceRidge are included in the Company’s statements of operations beginning June 1, 2011.

PrinceRidge (including the operations of CCCM since its contribution on June 1, 2011) contributed $43,925 and $27,406 of revenue and $386 and $5,003 of net loss attributable to the Company for the years ended December 31, 2012 and 2011, respectively. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2010:

	Pro forma Year ended December 31,
	2011	2010
	(dollars in thousands)
Revenue	$114,007	$150,294
Earnings (loss) attributable to IFMI	$(10,527)	$5,097

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date of May 31, 2011. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company has one year from the closing of the transaction, referred to as the measurement period, to finalize the accounting for business combinations. The measurement period for the PrinceRidge acquisition expired on May 31, 2012. During the second quarter of 2012, the Company made a measurement period adjustment to the redeemable non-controlling interest with a corresponding adjustment to goodwill related to the acquisition of PrinceRidge. The measurement period adjustment was related to the change in the effective ownership percentage between IFMI and the non-controlling interest. The adjustment reduced goodwill and the redeemable non-controlling interest by $93. The balance sheet at December 31, 2011 was not retrospectively adjusted to reflect these adjustments since the Company believes this revision was not material based on the Company’s assessment performed in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality.

	Total Estimated Fair Value as of Acquisition Date (provisional) (1)	Measurement Period Adjustments	Total Estimated Fair Value as of Acquisition Date (final)
	(dollars in thousands)
Assets acquired:
Cash and cash equivalents	$2,149	$—	$2,149
Receivables from brokers, dealers, and clearing agencies	9,382	—	9,382
Other receivables	1,815	—	1,815
Investments-trading	42,407	—	42,407
Receivables under resale agreements	158,688	—	158,688
Other assets	4,730	—	4,730
Liabilities assumed:
Accrued compensation	(1,725)	—	(1,725)
Accounts payable and other liabilities	(2,877)	—	(2,877)
Trading securities sold, not yet purchased	(38,605)	—	(38,605)
Securities sold under agreement to repurchase	(158,620)	—	(158,620)

Fair value of existing PrinceRidge net assets	17,344	—	17,344
Purchase price (2) (4)	$18,502	$(93)	$18,409

Excess of purchase price over net fair value	1,158	(93)	1,065
Less amount allocated to intangible asset (3)	(166)	—	(166)

Goodwill (4) (5)	$992	$(93)	$899

(1)	As previously reported in the Company’s 2011 Annual Report on Form 10-K.
(2)	The purchase price represents the fair value of PrinceRidge retained by the members of PrinceRidge other than the Operating LLC:

	Total Estimated Fair Value as of Acquisition Date (provisional)	Measurement Period Adjustments	Total Estimated Fair Value as of Acquisition Date (final)
	(dollars in thousands)
Summary Purchase Accounting
Net Fair Value Summary
Net Fair Value of IFMI Contribution	$45,000	$—	$45,000
Net Fair Value of PrinceRidge immediately prior to IFMI Contribution	17,344	—	17,344

Net Fair Value of PrinceRidge After IFMI Contribution	62,344	—	62,344

Effective Ownership Percentage (as negotiated)
IFMI	70.3%	0.02%	70.5%
Non-Controlling Interest	29.7%	(0.02)%	29.5%

Total	100.0%	—	100.0%

Allocable Net Fair Value of PrinceRidge After IFMI Contribution
IFMI	43,842	93	43,935
Non-Controlling Interest (purchase price)	18,502	(93)	18,409

Total	$62,344	$—	$62,344

See note 18 for a description of the redeemable non-controlling interest. The excess of the purchase price over the net fair value of PrinceRidge immediately prior to the IFMI contribution equals $1,065 calculated as the purchase price of $18,409 minus the fair value of PrinceRidge prior to IFMI’s contribution of $17,344. The excess of $1,065 can also be calculated as IFMI’s contribution of $45,000 minus IFMI’s allocable fair value of PrinceRidge subsequent to IFMI’s contribution of $43,935.

(3)	The intangible asset of $166 represented the estimated value of the broker-dealer license, which was allocated to the Capital Markets business segment.
(4)	Goodwill recognized as of the acquisition date was allocated to the Capital Markets business segment. The December 31, 2011 balance of goodwill related to the acquisition of PrinceRidge was not retrospectively adjusted for the measurement period adjustment since the Company believed this adjustment was not material. As of December 31, 2012 and 2011, the goodwill related to the acquisition of PrinceRidge reported on its consolidated balance sheets was $899 and $992, respectively. See note 12.

The allocation of the purchase price to the consolidated assets and liabilities of PrinceRidge results in goodwill of $899. The goodwill is not deductible for tax purposes.

In October 2012, the Board of Managers of PrinceRidge GP was reduced to three members, all of whom are designated by the Operating LLC. Following the repurchase of certain outstanding equity interests in PrinceRidge, the Operating LLC owned 98% of PrinceRidge as of December 31, 2012. See notes 17 and 18.

5. SALE OF EQUITY DERIVATIVES BROKERAGE BUSINESS, MANAGEMENT CONTRACTS, AND INVESTMENT ADVISORY AGREEMENTS

Sale of Equity Derivatives Brokerage Business

The Company entered into a purchase agreement, dated as of January 27, 2012, as amended on November 30, 2012 and December 31, 2012, whereby it agreed, subject to approval by FINRA and other customary closing conditions, to sell its equity derivatives brokerage business to an entity owned by two individuals that were employed by the Company until December 31, 2012 (the “FGC Buyer”). The FGC Buyer received certain intellectual property, books and records, and rights to the “FGC” name. The transaction was subject to FINRA approval, which was obtained in November 2012 and the equity derivatives brokerage business was transferred to the FGC Buyer on December 31, 2012, the closing date. All of the Company’s existing equity derivatives team were terminated and joined the FGC Buyer.

Pursuant to the terms of the purchase agreement, the FGC Buyer will pay to the Company a purchase price equal to 4.5% of all revenue earned by the FGC Buyer and the U.S. broker-dealer operations of certain of its affiliates between December 31, 2012 and December 31, 2015. In addition, in the event of a capital transaction, as defined in the purchase agreement, involving the FGC Buyer and certain of its affiliates, the Company will be entitled to receive ten percent (10%) of an amount equal to (a) all of proceeds received by the FGC Buyer and certain of its affiliates, less (b) certain expenses incurred in connection with such capital transaction.

Following December 31, 2012, and until December 31, 2013, subject to the satisfaction of certain conditions (including the entry into appropriate loan documentation), the FGC Buyer will be entitled to borrow from the Company up to an aggregate amount of $1,000 for the purpose of hiring additional employees. Any such loan is subject to documentation and will accrue at an interest rate per annum equal to twelve percent (12%).

The equity derivatives business generated $7,842 and $7,946 of revenue, and $711 and $979 of operating income for the years ended December 31, 2012 and 2011, respectively.

Sale of Strategos Deep Value Funds Asset Management Rights and Other Asset Management Rights

On March 29, 2011, the Company sold its investment advisory agreements relating to advisory services to a series of closed-end, distressed debt funds, known as the Strategos Deep Value funds, and certain separately managed accounts to a new entity owned by two former Company employees, known as Strategos Capital Management, LLC (the “SCM Buyer”). The SCM Buyer has received or will receive certain services, intellectual property, books and records, software, data, and rights to the “Strategos” name. The Strategos portfolio management team joined the new entity. The Company changed the name of its wholly-owned subsidiary that previously served as the investment advisor from Strategos Capital Management, LLC to Cira SCM, LLC (“Cira SCM”).

The Company retained its ownership in the general partners of the existing Strategos Deep Value funds and its rights to incentive fees from the existing Strategos Deep Value funds.

Pursuant to the terms of the purchase agreement, the SCM Buyer will pay a purchase price equal to 10% of all revenue, net of certain expenses, earned by the SCM Buyer between March 29, 2011, and December 31, 2014, and will assume substantially all of the expenses of managing the Strategos Deep Value funds and the separately managed accounts. In addition, in the first quarter of 2015, the Company will have a one-time option to purchase a right to receive 10% of all revenue earned and collected thereafter related to the SCM Buyer’s fixed income and fixed income related financial services businesses for a purchase price equal to 20% of revenue earned and collected by the SCM Buyer for the period commencing on January 1, 2014, and ending on December 31, 2014. In the event the Company exercises its option, the SCM Buyer has the option at December 31, 2015, and each subsequent calendar quarter thereafter, to repurchase the 10% share for a purchase price equal to 30% of revenue earned and collected by the SCM Buyer for the four most recently completed quarters. In connection with the transaction, the Company has entered into an agreement to employ the SCM Buyer to render advice and assistance to the Company with respect to certain securitization vehicles it continues to manage. The assets under management with respect to these CDOs were $1.1 billion as of December 31, 2012. As compensation, the SCM Buyer will receive 10% of all asset management fees received by the Company related to the Company’s ongoing management of the CDOs.

See note 12.

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

In connection with the Master Transaction Agreement, CCFM entered into a three-year Services Agreement under which it provided certain services to ATP until February 2013. ATP will pay CCFM up to $13,618 under the Services Agreement. ATP agreed to escrow the amounts payable under this arrangement. Any amounts earned under this arrangement are recorded as a component of asset management revenue in the consolidated statement of operations.

The $4,831 received up front was recorded as deferred revenue in the consolidated balance sheet and is recognized as a component of asset management revenue in the consolidated statement of operations, on a straight line basis, over the life of the Services Agreement, which expired in February 2013. As of December 31, 2012 and 2011, there was $216 and $1,510, respectively, of deferred revenue related to these contracts included as a component of other liabilities in the Company’s consolidated balance sheets.

CLO Management Contracts

On February 27, 2009, the Company sold three CLO management contracts comprising substantially all of the Company’s middle market loans-U.S. (Emporia) business line to an unrelated third party. The Company received $971 of subordinated management fees from an unrelated third party related to these contracts during the year ended December 31, 2010, which the Company included in the statement of operations for the year ended December 31, 2010 as a component of non-operating income / (expense). As of June 30, 2010, the Company reached the maximum limit of additional fees it could receive under these contracts. Therefore, the Company no longer recorded any additional non-operating income on these contracts subsequent to June 2010.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consist of the following at December 31, 2012 and 2011, respectively.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	December 31, 2012	December 31, 2011
Receivable from clearing organizations	$1,084	$51,619
Unsettled regular way trades, net	9,653	17,232
Deposits with clearing organizations	1,516	2,112

Receivables from brokers, dealers, and clearing agencies	$12,253	$70,963

Receivable from clearing organization represents un-invested cash held by the clearing organization, which includes cash proceeds from short sales.

Amounts payable to brokers, dealers, and clearing agencies consists of the following at December 31, 2012 and 2011, respectively.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	December 31, 2012	December 31, 2011
Margin payable	$96,211	$24,633

Payables to brokers, dealers, and clearing agencies	$96,211	$24,633

Securities transactions are recorded on a trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $1,456, $2,513, and $828 for the years ended December 31, 2012, 2011 and 2010, respectively.

7. OTHER RECEIVABLES

Receivables are comprised of the following:

OTHER RECEIVABLES

(Dollars in Thousands)

	December 31, 2012	December 31, 2011
Asset management fees	$2,874	$2,182
New issue and advisory	1,109	168
Reimbursable costs	—	191
Accrued interest and dividend receivable, net	1,508	375
Commissions receivable	1,221	1,101
Payroll tax refund receivable	—	149
Incentive and reimbursement receivable from landlord	—	706
Secured receivable	1,582	—
Other	194	659

Other receivables	$8,488	$5,531

Asset management and new issue and advisory receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis. See note 3-L regarding asset management fees accrued. Reimbursable costs represent various fees paid by the Company but incurred on behalf of Investment Vehicles managed by the Company that will be reimbursed by the Investment Vehicles. Accrued interest and dividend receivable, net represents interest accrued on the Company’s investment securities and dividends accrued on the Company’s Investment Vehicles. Commissions receivable primarily represents outstanding fees for trades completed by the Company’s agency brokerage business offering execution and brokerage services for cash equity and derivative products and are of a routine and short-term nature. The Company’s agency brokerage unit related to cash equity and derivative products was transferred to the FGC Buyer on December 31, 2012. See note 5. Secured receivable represents a receivable from an unrelated third party, which is short-term in nature and secured by physical commodities. Other receivables represent other miscellaneous receivables that are of a short-term nature.

8. FINANCIAL INSTRUMENTS

Investments — Trading

The following table provides a detail of the investments classified as investments-trading as of December 31 of each year:

INVESTMENTS — TRADING

(Dollars in Thousands)

Security Type	December 31, 2012	December 31, 2011
U.S. government agency MBS and CMOs (1)	$34,592	$7,563
U.S. government agency debt securities	21,066	14,600
RMBS	583	7,108
CMBS	12	1,587
U.S. Treasury securities	147	8,524
Interests in securitizations (2)	352	608
SBA loans	15,705	9,049
Corporate bonds and redeemable preferred stock	56,022	65,445
Foreign government bonds	448	67
Municipal bonds	37,745	9,225
Certificates of deposit	8,934	710
Equity securities	533	60

Investments-trading	$176,139	$124,546

(1)	Includes TBAs. See notes 3-G and 10.
(2)	Primarily comprised of CDOs, CLOs, and ABS.

Trading Securities Sold, Not Yet Purchased

The following table shows the carrying value of all trading securities sold, not yet purchased as of December 31 of each year.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

Security Type	December 31, 2012	December 31, 2011
U.S. government agency MBS (1)	$13	$16
U.S. Treasury securities	19,722	11,755
Corporate bonds and redeemable preferred stock	21,976	87,537
Foreign government bonds	—	158
Municipal bonds	128	143
Certificates of deposit	2,325	4
Equity securities	3	—

Trading Securities Sold, Not Yet Purchased	$44,167	$99,613

(1)	Represents TBAs. See notes 3-G and 10.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized losses in the amount of $1,310 and $1,084 for the years ended December 31, 2012 and 2011, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	December 31, 2012
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$77	$(140)
Equity Securities:
EuroDekania	7,807	2,054	(5,753)
Star Asia	23,304	30,169	6,865
Tiptree.	5,561	2,834	(2,727)
Star Asia Special Situations Fund	1,841	2,503	662
Other securities	232	431	199

Total equity securities	38,745	37,991	(754)

Residential loans	230	255	25

Other investments, at fair value	$39,192	$38,323	$(869)

	December 31, 2011
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$88	$(129)
Equity Securities:
EuroDekania	7,792	2,370	(5,422)
Star Asia	23,219	37,358	14,139
Tiptree	5,561	2,533	(3,028)
Other securities	232	156	(76)

Total equity securities	36,804	42,417	5,613

Residential loans	278	267	(11)

Other investments, at fair value	$37,299	$42,772	$5,473

(1)	Represents an interest in a CDO.

9. FAIR VALUE DISCLOSURES

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $6,284 related to changes in fair value of investments that are included as a component of other investments, at fair value during the year ended December 31, 2012. The Company recognized net gains of $1,504 and $24,813 related to changes in fair value of investments that are included as a component of other investments, at fair value during the years ended December 31, 2011 and 2010, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification of certain financial assets or liabilities. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the years ended December 31, 2012, 2011, and 2010. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2012 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$34,592	$—	$34,592	$—
U.S. government agency debt securities	21,066	—	21,066	—
RMBS	583	—	583	—
CMBS	12	—	12	—
U.S. Treasury securities	147	147	—	—
Interests in securitizations (1)	352	—	57	295
SBA loans	15,705	—	15,705	—
Corporate bonds and redeemable preferred stock	56,022	5,643	50,379	—
Foreign government bonds	448	—	448	—
Municipal bonds	37,745	—	37,745	—
Certificates of deposit	8,934	—	8,934	—
Equity securities	533	395	138	—

Total investments-trading	$176,139	$6,185	$169,659	$295

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	$2,054	$—	$—	$2,054
Star Asia (3)	30,169	—	—	30,169
Tiptree (4)	2,834	—	—	2,834

	35,057	—	—	35,057

Investment Funds
Star Asia Special Situations Fund (3)	2,503	—	—	2,503

	2,503	—	—	2,503

Other	431	24	407	—

Total equity securities	37,991	24	407	37,560
Interests in securitizations (1)	77	—	—	77
Residential loans	255	—	255	—

Total other investments, at fair value	$38,323	$24	$662	$37,637

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency MBS	$13	$—	$13	$—
U.S. Treasury securities	19,722	19,722	—	—
Corporate bonds and redeemable preferred stock	21,976	152	21,824	—
Municipal bonds	128	—	128	—
Certificates of deposit	2,325	—	2,325	—
Equity securities	3	3	—	—

Total trading securities sold, not yet purchased	$44,167	$19,877	$24,290	$—

(1)	Primarily comprised of CDOs, CLOs, and ABS.

(2)	Hybrid Securities Fund — European.
(3)	Real Estate Fund — Asian.
(4)	Diversified Fund.

	December 31, 2011 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$7,563	$—	$7,563	$—
U.S. government agency debt securities	14,600	144	14,456	—
RMBS	7,108	—	2,176	4,932
CMBS	1,587	—	1,587	—
U.S. Treasury securities	8,524	8,524	—	—
Interests in securitizations (1)	608	—	387	221
SBA loans	9,049	—	9,049	—
Corporate bonds and redeemable preferred stock	65,445	779	64,666	—
Foreign government bonds	67	—	67	—
Municipal bonds	9,225	—	9,225	—
Certificates of deposit	710	—	710	—
Equity securities	60	25	—	35

Total investments-trading	$124,546	$9,472	$109,886	$5,188

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	2,370	—	—	2,370
Star Asia (3)	37,358	—	—	37,358
Tiptree (4)	2,533	—	—	2,533

	42,261	—	—	42,261
Other	156	24	—	132

Total equity securities	42,417	24	—	42,393
Interests in securitizations (1)	88	—	—	88
Residential loans	267	—	—	267

Total other investments, at fair value	$42,772	$24	$—	$42,748

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency MBS	$16	$—	$16	$—
U.S. Treasury securities	11,755	11,755	—	—
Corporate bonds and redeemable preferred stock	87,537	1,084	86,453	—
Foreign government bonds	158	—	158	—
Municipal bonds	143	—	143	—
Certificates of deposit	4	—	4	—

Total trading securities sold, not yet purchased	$99,613	$12,839	$86,774	$—

(1)	Primarily comprised of CDOs, CLOs, and ABS.
(2)	Hybrid Securities Fund — European

(3)	Real Estate Fund — Asian
(4)	Diversified Fund

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the hierarchy of the estimate. The discussion that follows applies regardless of whether the instrument is included in investments-trading, other investments, at fair value, or trading securities sold, not yet purchased.

U.S. Government Agency MBS and CMOs: These are securities that are generally traded over-the-counter. The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. This is considered a level 2 valuation in the hierarchy.

In instances where the securities are either new issuances or experience illiquidity, such as CMOs and, more specifically, agency inverse interest-only securities, principal only, and fixed interest only amongst others, the Company may use its own internal valuation models, which are based on an income approach. In some cases, the new issuances are senior in nature or fairly liquid, however, due to the fact it is a new issuance, it is difficult to obtain third party pricing and the Company uses internal models to determine fair value. In these cases, the Company will classify such an issuance as level 3 within the hierarchy until it is able to obtain third party pricing. Fair values based on internal valuation models prepared by the Company’s management are generally classified within level 3 of the valuation hierarchy. In general, the fair values of U.S. government agency MBS and CMOs, which are classified as level 3, are determined primarily using discounted cash flow and option adjusted spread methodologies. Key inputs to these models are interest rates and prepayment rates. Attributes of the underlying mortgage loans, in the case of CMOs, that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value ratios; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; and historical prepayment. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields. The level 3 classification of the fair value measurements of certain CMOs was applicable during the 2011 period.

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

If quotations are unavailable, prices observed by the Company for recently executed market transactions or valuation models prepared by the Company’s management may be used, which are based on an income approach. These models prepared by the Company’s management include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Fair values based on internal valuation models prepared by the Company’s management are generally classified within level 3 of the valuation hierarchy.

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for certain interests in securitizations and requires management to make a number of assumptions, including assumptions about the future of interest rates, discount rates and the timing of cash flows. The assumptions the Company applies are specific to each security. Although the Company may rely on internal calculations to compute the fair value of certain interests in securitizations, the Company requests and considers indications of fair value from third party pricing services to assist in the valuation process.

SBA Loans: The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices, internal valuation models, or market price quotations from third party pricing services. The Company generally classifies these investments within level 2 of the valuation hierarchy. These valuations are based on a market approach.

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

Municipal Bonds: Municipal bonds, which include obligations of U.S. states, municipalities, and political subdivisions primarily include bonds or notes issued by U.S. municipalities. The Company generally values these securities using third party quotations such as market price quotations from third party pricing services. The Company generally classifies the fair value of these bonds within level 2 of the valuation hierarchy. The valuations are based on a market approach. In instances where the Company is unable to obtain reliable market price quotations from third party pricing services, the Company will use its own internal valuation models. In these cases, the Company will classify such securities as level 3 within the hierarchy until it is able to obtain third party pricing.

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

In some cases, the Company has owned options or warrants in newly publicly traded companies when the option or warrant itself is not publicly traded. In those cases, the Company used an internal valuation model and classified the investment within level 3 of the valuation hierarchy. The non-exchange traded equity options and warrants were measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price, and maturity date. Once the securities underlying the options or warrants (not the options or warrants themselves) have quoted prices available in an active market, the Company attributes a value to the warrants using the Black-Scholes model based on the respective price of the options or warrants and the quoted prices of the securities underlying the options or warrants and key observable inputs. In this case, the Company will generally classify the options or warrants as a level 2 within valuation hierarchy because the inputs to the valuation model are now observable. If the option or warrant itself begins to trade in a liquid exchange, the Company will discontinue using a valuation model and will begin to use the public exchange price at which point it will be classified as level 1 in the hierarchy.

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

In the case of Star Asia, the Company utilizes a valuation model to determine fair value, which uses both a market approach and generally classifies its investment within level 3 of the valuation hierarchy. Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services — Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it is the Company’s assessment that the fair value of the subordinated debt securities has diverged from its carrying value. Because Star Asia’s published NAV is calculated using the amortized cost of these subordinated debt securities, the Company has concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. The Company estimates the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, which is derived from similar non-investment grade long term subordinated debt issuances.

The Company used discount rates of 7.50% and 6.82% as of December 31, 2011 and 2012, respectively, in determining the fair value of Star Asia’s subordinated debt securities. If the Company had used Star Asia’s unadjusted NAV, rather than the Company’s financial model described above in determining the fair value of the Company’s investment in Star Asia, the Company would have recorded its investment in Star Asia at a value of $46,031 and $39,998 as of December 31, 2011 and 2012, respectively, as compared to the fair value as determined by the Company’s internal valuation model of $37,358, and $30,169 as of December 31, 2011 and 2012, respectively.

Residential Loans: Management utilizes home price indices to value the residential loans. Previously management had considered adjustments to these indices but has elected during 2012 and going forward to not adjust the indices. Adjustments to the index implied a level 3 valuation. The new methodology uses an unadjusted index, which is considered an observable input and moves these investments into level 2.

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third party pricing services. Certificates of deposit are generally categorized in level 2 of the valuation hierarchy. However, in instances where the certificates of deposit are new issuances or the payments of certificates of deposit are linked to an index, it may be difficult to obtain third party pricing and, in these cases, the Company uses internal models to determine fair value and the fair value is generally classified within level 3 of the valuation hierarchy. The level 3 classification of the fair value measurements of certain certificates of deposit was applicable during the 2011 period.

Derivatives:

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the foreign currency forward contracts is based on current quoted market prices. Valuation adjustments are not applied. These are considered a level 1 value in the hierarchy. See note 10.

EuroDollar Futures

EuroDollar futures are exchange-traded derivatives which transact on an exchange that is deemed to be active. The fair value of the EuroDollar futures contracts is based on current quoted market prices. These are considered a level 1 value in the hierarchy. See note 10.

TBAs

The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. TBAs are generally classified within level 2 of the fair value hierarchy. If there is limited transaction activity or less transparency to observe market based inputs to value models, TBAs are classified in level 3 of the fair value hierarchy. U.S. government agency MBS and CMOs include TBAS. Unrealized gains on TBAs are included in investments-trading on the Company’s consolidated balance sheets and unrealized losses on TBAs are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 10.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized level 3 inputs to determine fair value for the years ended December 31, 2012 and 2011:

LEVEL 3 INPUTS

Year Ended December 31, 2012

(Dollars in Thousands)

	January 1, 2012	Total gains and losses included in earnings		Transfers out of Level 3	Purchases (1)	Sales	December 31, 2012	Change in unrealized gains/(losses) for the period included in earnings (2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading:
RMBS	$4,932	$17	$—	$—	$171	$(5,120)	$—	$—
Interests in securitizations (3)	221	126	—	—	2,861	(2,913)	295	63
Equity securities	35	(104)	—	(57)	126	—	—	—

Total investments-trading	$5,188	$39	$—	(57)	$3,158	$(8,033)	$295	$63

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$2,370	$—	$(331)	—	$15	$—	$2,054	$(331)
Star Asia (5)	37,358	—	(7,274)	—	85	—	30,169	(7,274)
Tiptree (6)	2,533	—	301	—	—	—	2,834	301

	42,261	—	(7,304)	—	100	—	35,057	(7,304)

Investment Funds
Star Asia Special Situations Fund (5)	—	—	662	—	1,841	—	2,503	662

	—	—	662	—	1,841	—	2,503	662

Other	132	—	(41)	(91)	—	—	—	—

Total equity securities	42,393	—	(6,683)	(91)	1,941	—	37,560	(6,642)
Interests in securitizations (3)	88	—	(11)	—	—	—	77	(11)
Residential loans	267	—	—	(267)	—	—	—	—

Total other investments, at fair value	$42,748	$—	$(6,694)	$(358)	$1,941	$—	$37,637	$(6,653)

(1)	For more information on the purchase of $1,841 attributable to the Star Asia Special Situations Fund, see notes 3-F, 15, 28 and 29.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(3)	Primarily comprised of CDOs, CLOs, and ABS.
(4)	Hybrid Securities Funds — European.
(5)	Real Estate Funds — Asian.
(6)	Diversified Fund.

LEVEL 3 INPUTS

Year Ended December 31, 2011

(Dollars in Thousands)

	January 1, 2011	Net realized/ unrealized gains / (losses) included in income		Transfers into Level 3	Transfers out of Level 3	Purchases	Sales (1)	December 31, 2011	Change in unrealized gains/(losses) for the period included in earnings (2)
		Net trading	Principal transactions and other income
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$68,885	$575	$—	$4,332	$—	$20,805	$(94,597)	$—	$—
RMBS	—	(149)	—	7,814	(2,080)	4,949	(5,602)	4,932	16
CMBS	—	(475)	—	—	—	1,233	(758)	—	—
Interests in securitizations (3)	4,500	5,614	—	—	—	10,364	(20,257)	221	111
Municipal bonds	—	7	—	—	—	977	(984)	—	—
Certificates of deposit	—	3	—	—	—	761	(764)	—	—
Equity securities	—	(8)	—	—	—	70	(27)	35	35

Total investments-trading	$73,385	$5,567	$—	$12,146	$(2,080)	$39,159	$(122,989)	$5,188	$162

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (4)	$1,258	$—	$579	$—	$—	$533	$—	$2,370	$579
Star Asia (5)	38,025	—	(542)	—	—	351	(476)	37,358	(542)
Tiptree (6)	2,480	—	53	—	—	—	—	2,533	53

	41,763	—	90	—	—	884	(476)	42,261	90

Investment Funds
Deep Value (7)	28	—	(9)	—	—	—	(19)	—	—

	28	—	(9)	—	—	—	(19)	—	—

Other	500	—	(290)	—	—	36	(114)	132	(290)

Total equity securities	42,291	—	(209)	—	—	920	(609)	42,393	(200)
Interests in securitizations (3)	105	—	(17)	—	—	—	—	88	(17)
Residential loans	303	—	22	—	—	—	(58)	267	22

Total other investments, at fair value	$42,699	$—	$(204)	$—	$—	$920	$(667)	$42,748	$(195)

(1)	Includes return of principal/capital of interests in U.S. government agency MBS and CMOs, securitizations, investment funds, and residential loans. See note 28.
(2)	Represents the change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period.
(3)	Primarily comprised of CDOs and CLOs.
(4)	Hybrid Securities Funds — European
(5)	Real Estate Funds — Asian
(6)	Diversified Fund.
(7)	Real Estate Funds

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

Investments-trading: During the year ended December 31, 2012, there were transfers out of level 3 of the valuation hierarchy of $57 related to certain equity warrants, which were transferred during the fourth quarter of 2012 into level 2. Once the securities underlying the warrants had quoted prices available in an active market, the Company attributed a value to the warrants using the Black-Scholes model based on the respective price of the of warrants and the quoted prices of the securities underlying the warrants and key observable inputs. In this case, the Company reclassified the warrants as a level 2 within the valuation hierarchy. During the year ended December 31, 2012, there were no transfers into level 3 of the valuation hierarchy.

During the year ended December 31, 2011, there were net transfers of $10,066 into level 3 of the valuation hierarchy, comprised of $4,332 related to one U.S. government agency MBS, which was transferred into level 3 during the first quarter of 2011, and $7,814 related to certain RMBS, which were transferred into level 3 during the third quarter of 2011, partially offset by the transfers out of level 3 and into level 2 in the amount of $2,080 related to certain RMBS.

Transfers of assets of $12,146 from level 2 to level 3 were primarily attributed to:

•

In the case of the U.S. government agency MBS, as of December 31, 2010, the Company was able to obtain a reliable quote from a third party pricing service. During the period of time that the Company held the U.S. government agency MBS in 2011, the Company was unable to obtain a reliable quote and relied upon an internal valuation model for that same security.

•	In the case of the RMBS, the Company was unable to obtain reliable quotes from a third party pricing service and relied upon internal valuation models during the third quarter of 2011.

Transfers of assets of $2,080 from level 3 to level 2 were primarily attributed to:

•

In the case of the RMBS, during the fourth quarter of 2011, the Company observed market trades in the period for either identical or similar securities and quotations from third party pricing services were corroborated to actual market transactions.

Other investments, at fair value: During the year ended December 31, 2012, the Company transferred $267 in residential loans from level 3 to level 2 of the valuation hierarchy. In addition, during the fourth quarter of 2012, the Company transferred $91 in certain warrants from level 3 to level 2 of the valuation hierarchy. Once the securities underlying the warrants had quoted prices available in an active market, the Company attributed a value to the warrants using the Black-Scholes model based on the respective price of the of warrants and the quoted prices of the securities underlying the warrants and key observable inputs. In this case, the Company reclassified the warrants as a level 2 within the valuation hierarchy. During the year ended December 31, 2012, there were no transfers into level 3 of the valuation hierarchy.

During the year ended December 31, 2011, there were no transfers into or out of level 3 of the valuation hierarchy.

The following table provides the quantitative information about level 3 fair value measurements as of December 31, 2012:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS

(Dollars in Thousands)

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Weighted average	Range of Significant Inputs
Assets:
Other investments, at fair value:
Equity Securities:
Star Asia	$30,169	Adjusted NAV	Discount rate on debt	6.82%	6.82%

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•	Equity investments in investment funds and other non-publicly traded entities

With respect to the fair value measurement of investment funds and other non-publicly traded entities for which the Company uses the underlying net asset value per share to determine the fair value of the Company’s respective investment, a significant increase (decrease) in the net asset value per share, which is linked to the underlying financial performance of the respective entity, would result in a significant higher (lower) fair value measurement.

•	Equity investment in Star Asia

With respect to the Company’s investment in Star Asia for which the Company has concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical cost. The Company estimates the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market discount rate. Any change in the discount rate used in this calculation, which is linked to market yields for similar non-investment grade long term subordinated debt issuances, may result in a significant higher (lower) fair value measurement.

Investments in Certain Entities That Calculate Net Asset Value Per Share (Or Its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at December 31, 2012 and 2011:

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at December 31, 2012 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,054	N/A	N/A	N/A
Star Asia (b)	30,169	N/A	N/A	N/A
Tiptree (c)	2,834	N/A	N/A	N/A

	35,057

Investment Funds:
Star Asia Special Situations Fund (d)	2,503	$321	N/A	N/A

	2,503

Total	$37,560

	Fair Value at December 31, 2011 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,370	N/A	N/A	N/A
Star Asia (b)	37,358	N/A	N/A	N/A
Tiptree (c)	2,533	N/A	N/A	N/A

Total	$42,261

N/A — Not applicable.

(a)	EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans by European corporations; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and UK Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using an internal valuation model that uses a market approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $39,998 as of December 31, 2012 and $46,031 as of December 31, 2011.
(c)

The investment strategy of Tiptree is focused on investing in (a) specialty finance companies, (b) alternative asset management companies, and (c) diversified credit assets and related equity interests. Tiptree primarily seeks to acquire majority ownership interests in its investees. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company uses the latest reported net asset value from Tiptree. From time to time, the net asset value may be one quarter in arrears.
(d)	The Star Asia Special Situations Fund’s investment strategy is to make investments in real estate and securities backed by real estate in Japan. The Star Asia Special Situations Fund is a closed end fund that does not allow investor redemptions. It has an initial life of three years, which can be extended under certain circumstances for up to two years. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. As of December 31, 2012, the Company has an unfunded commitment of $321. The Company’s unfunded commitment is denominated in Japanese Yen and may fluctuate based on the foreign exchange spot rate used at any particular period. The two year commitment expires on December 31, 2014.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts. The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets. As of December 31, 2012 and 2011, the Company had no outstanding foreign currency forward contracts. However, the Company did enter into foreign currency forward contracts at various times during the years ended December 31, 2012, 2011, and 2010. During the fourth quarters of 2012 and 2011, the Company terminated all of the foreign currency forward contracts.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures. The Company carries the EuroDollar futures contracts at fair value and includes them as a component of investments-trading in the Company’s consolidated balance sheets. As of December 31, 2012 and 2011, the Company had no outstanding EuroDollar future contracts. However, the Company did enter into EuroDollar futures contracts at various times during the years ended December 31, 2012, 2011, and 2010.

TBAs

The Company trades U.S. Government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters into the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments — trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2012, the Company had open TBA sale agreements in the notional amount of $40,125 and open TBA purchase agreements in the notional amount of $32,794. At December 31, 2011, the Company had open TBA sale agreements in the notional amount of $4,325.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value recognized in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Balance Sheet Classification	Unrealized Gain / (Loss) as of December 31, 2012	Unrealized Gain / (Loss) as of December 31, 2011
TBAs	Investments-trading	$35	$—
TBAs	Trading securities sold not yet purchased	(13)	(16)

		$22	$(16)

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815:	Income Statement Classification	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Foreign currency forward contracts	Revenues — principal transactions and other income / (loss)	$40	$(662)	$(2,320)
EuroDollar futures contracts	Revenues — net trading	(30)	(2)	(212)
TBAs	Revenues — net trading	1,185	(9,260)	2,577

		$1,195	$(9,924)	$45

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients. In general, the Company will enter into a TBA purchase agreement with the client. Then, the Company will immediately enter into a TBA sale agreement with the identical terms and settlement date with a separate counter-party. The Company seeks to profit through a small mark-up in the price of the transaction. The TBAs will match underlying terms and settlement dates. Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA. The gain or loss on the transaction is recorded as a component of net trading in the consolidated statement of operations and is included in due to or due from broker in the consolidated balance sheet until it settles. As of December 31, 2012, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements in the notional amount of $513,188. The net profit on these transactions is recorded as a component of net trading revenue. Any revenue on trades that have not yet settled is included as a component of due to or due from brokers, dealers, and clearing organizations.

11. COLLATERALIZED SECURITIES TRANSACTIONS

Reverse repurchase agreements and repurchase agreements, principally U.S. government and federal agency obligations, SBA loans, and MBS, are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. Resulting interest income and expense are included in net trading in the consolidated statements of operations. See note 3-L.

The Company enters into reverse repurchase agreements to acquire securities to cover short positions or as an investment. The Company enters into repurchase agreements to finance the Company’s securities positions held in inventory or to finance reverse repurchase agreements entered into as an investment.

At December 31, 2012 and 2011, the Company held reverse repurchase agreements of $70,110 and $129,978, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $73,382 and $137,829, respectively. Substantially all of the collateral for reverse repurchase agreements was re-pledged as collateral for repurchase agreements.

At December 31, 2012 and 2011, the Company had repurchase agreements of $70,273 and $134,870, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $73,382 and $142,295, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

As of December 31, 2012 and 2011, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, and Fixed Rate Agency CMOs.

12. GOODWILL

The following table presents goodwill as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Cira SCM	$3,121	$3,121
AFN acquisition	110	110
JVB Holdings acquisition	6,983	6,983
PrinceRidge acquisition	899	992

Total	$11,113	$11,206

The Company measures its goodwill impairment on an annual basis or when events indicate that goodwill may be impaired. The Company first assesses qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Based on the results of the qualitative assessment, the Company then determines whether it needs to calculate the fair value of the reporting unit as part of the first step of the two-step goodwill impairment test. See note 4.

Cira SCM Goodwill

The goodwill attributable to Cira SCM relates to the Company’s acquisition of the 10% of Cira SCM that the Company did not already own in exchange for 189,901 membership units of the Company, from a non-controlling interest partner in July 2007.

The annual testing date for Cira SCM is July 1. For the annual test on July 1, 2010, the Company determined that an impairment charge should be recorded related to the goodwill allocated to Cira SCM. The Company recognized an impairment charge of $5,607 in the third quarter of 2010. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as a component of operating expenses. The Company determined the goodwill was not impaired as of July 1, 2011 and July 1, 2012.

In addition to the annual tests, the Company identified three other triggering events at which time it tested the goodwill balance:

Effective March 29, 2011, the Company sold its investment advisory agreements relating to advisory services to the Strategos Deep Value funds and certain separately managed accounts to the SCM Buyer (see note 5). The

Company deemed the sale a triggering event and tested the Cira SCM goodwill for impairment. The Company determined that after the sale to the SCM Buyer during the first quarter of 2011, there was no impairment to the goodwill related to Cira SCM.

During the second quarter of 2011, the Company received an incentive fee from the Strategos Deep Value funds related to a second fund that was liquidated. The Company deemed this event to be a triggering event as well; however, the Company concluded the remaining goodwill was not impaired.

During the fourth quarter of 2012, the Company received an incentive fee from the Deep Value GP II related to the liquidation of a third Deep Value fund that was a master fund with an offshore feeder fund only. See notes 3-F and 15. The Company deemed this event to be a triggering event; however, the Company concluded that the remaining goodwill was not impaired.

AFN Goodwill

The annual impairment testing date for the AFN Goodwill is October 1. The first testing date following the Merger was October 1, 2010. The Company determined the goodwill was not impaired as of October 1, 2012, 2011, and 2010.

JVB Holdings Goodwill

During the year ended December 31, 2011, goodwill related to the acquisition of JVB Holdings increased $30 for net adjustments made during the measurement period to the fair values of the assets acquired and liabilities assumed. In the table above, this adjustment is reflected in the goodwill at December 31, 2011, in accordance with the accounting guidance for business combinations. See note 4.

The annual impairment testing date for JVB Holdings Goodwill is January 1. The first testing date after the acquisition was January 1, 2012. The Company determined the goodwill was not impaired as of January 1, 2012 and 2013.

PrinceRidge Goodwill

The measurement period for the PrinceRidge acquisition expired on May 31, 2012. During the second quarter of 2012, the Company made a measurement period adjustment to the redeemable non-controlling interest with a corresponding adjustment to goodwill. The adjustment reduced goodwill and the redeemable non-controlling interest by $93. See note 4.

The annual impairment testing date for PrinceRidge Goodwill is May 31. The first testing date after the acquisition was May 31, 2012. The Company determined the goodwill was not impaired as of May 31, 2012.

13. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets at December 31, 2012 and 2011 included:

	December 31, 2012	December 31, 2011
Prepaid expenses	$2,329	$3,819
Security deposits	2,755	2,541
Miscellaneous other assets	24	97
Cost method investment	—	250
Furniture, equipment and leasehold improvements, net	2,273	3,373
Intangible assets	332	538
Equity method affiliates	1,910	6,076

Other assets	$9,623	$16,694

Accounts payable and other liabilities at December 31, 2012 and 2011 included:

	December 31, 2012	December 31, 2011
Accounts payable	$1,143	$1,181
Rent payable	1,032	1,289
Accrued interest payable	308	662
Income and payroll taxes payable	3,011	1,947
Guarantee liability	1,084	1,084
Settlement payable	4,467	—
Deferred income	498	1,761
Mandatorily redeemable equity interests	86	3,149
Other general accrued expenses	1,451	5,643

Accounts payable and other liabilities	$13,080	$16,716

See note 18 regarding mandatorily redeemable equity interests. See note 26 regarding settlement payable.

14. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows:

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

(Dollars in Thousands)

	Estimated Useful Lives	December 31, 2012	December 31, 2011
Furniture and equipment	3 to 5 Years	$2,549	$5,563
Leasehold improvements	5 to 10 Years	4,465	9,798

		7,014	15,361
Accumulated amortization and depreciation		(4,741)	(11,988)

Furniture, equipment, and leasehold improvements, net		$2,273	$3,373

For the year ended December 31, 2012, the Company wrote off fully depreciated furniture and equipment and leasehold improvements aggregating $8,581.

The Company recognized depreciation and amortization expense of $1,305, $2,238, and $2,356 for the years ended December 31, 2012, 2011, and 2010, respectively, as a component of depreciation and amortization on the consolidated statements of operations. Of the $1,305, $2,238, and $2,356 recognized for the years ended December 31, 2012, 2011, and 2010, respectively, $1,305, $2,238, and $1,822, respectively, represented depreciation of furniture, equipment, and leasehold improvements and the remainder represented amortization of certain intangible assets.

15. INVESTMENTS IN EQUITY METHOD AFFILIATES

The Company has several investments that are accounted for under the equity method. Equity method accounting requires that the Company record its investment on the consolidated balance sheets and recognize its share of the affiliate’s net income as earnings each year. Investments in equity method affiliates is included as component of other assets on the Company’s consolidated balance sheets.

The Company has certain equity method investees for which it has elected the fair value option. See note 3-F. Those investees are excluded from the table below. Those investees are included as a component of other investments, at fair value in the consolidated balance sheet. All gains and losses (unrealized and realized) from securities classified as other investments, at fair value in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statements of operations.

As of December 31, 2011, the Company had the following equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Duart Capital. As of December 31, 2012, the Company had the following investees accounted for under the equity method: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; (vii) Star Asia Opportunity II; (vii) SAA Manager; and (viii) SAP GP. During the year ended December 31, 2012, the Company did not make an investment in SAA Manager and SAP GP or recognize any income or loss under the equity method related to SAP GP. See note 3-F for a discussion of these entities. The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in									Total
	Star Asia Manager	Deep Value GP	Deep Value GP II	Star Asia SPV	Star Asia Opportunity	Star Asia Capital Management	Star Asia Opportunity II (1)	SAA Manager	Duart Capital and Other
Balance at December 31, 2009	$343	$97	$37	$—	$—	$—	$—	$—	$—	$477

Investments / advances	—	—	—	4,500	—	—	—	—	1,283	5,783
Distributions / repayments	(975)	(5,904)	—	(3,104)	—	—	—	—	—	(9,983)
In kind distribution	—	—	—	(55)	—	—	—	—	—	(55)
Earnings / (loss) realized	834	6,076	(6)	263	—	—	—	—	(1,283)	5,884

Balance at December 31, 2010	202	269	31	1,604	—	—	—	—	—	2,106

Investments / advances	—	—	—	6	4,055	6	—	—	964	5,031
Distributions / repayments	(850)	(4,597)	—	(1,846)	—	—	—	—	—	(7,293)
Earnings / (loss) realized	1,694	4,349	2	702	405	44	—	—	(964)	6,232

Balance at December 31, 2011	1,046	21	33	466	4,460	50	—	—	—	6,076

Investments / advances	—	—	—	10	—	6	4,700	—	—	4,716
Distributions / repayments	(1,600)	—	(1,720)	(662)	(4,982)	(652)	(2,477)	—	—	(12,093)
Reorganization	—	—	—	—	—	—	(1,841)	—	—	(1,841)
Earnings / (loss) realized	1,101	(14)	1,726	1,581	544	504	(382)	(8)	—	5,052

Balance at December 31, 2012	$547	$7	$39	$1,395	$22	$(92)	$—	$(8)	$—	$1,910

(1)	On December 20, 2012, Star Asia Opportunity II completed a reorganization whereby its assets were contributed into a subsidiary of the Star Asia Special Situations Fund. The net effect of the reorganization to the Company was that the Company exchanged its ownership interest in Star Asia Opportunity II for cash and an interest in the Star Asia Special Situations Fund. The Star Asia Special Situations Fund is carried at fair value and included as a component of other assets, at fair value.

The cash received by the Company in the reorganization is included as distributions / repayments above. The remaining carrying value of the Company’s equity method investment in Star Asia Opportunity II was $1,841 after taking into account the cash distribution from the reorganization. This amount was reclassified from investments in equity method affiliates to other investments, at fair value. It is shown as reorganization in the table above and is treated as the cost basis of the Company’s investment in the Star Asia Special Situations Fund. Any difference between the cost basis assigned and the fair value of the Company’s investment in the Star Asia Special Situations Fund is included as a component of principal transactions, and other income. See notes 8, 9, 28, and 29.

In September 2010, Strategos substantially completed the liquidation of the first Deep Value fund. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized an incentive fee in the amount of $12,308 during the second half of 2010. Since the Company owns 50% of the Deep Value GP, the Company’s share of this incentive fee was $6,154, which was included as a component of income from equity method affiliates. This incentive fee is included in the earnings / (loss) realized line item, which was $6,076 for the year ended December 31, 2010, in the table above.

During the second quarter of 2011, another Strategos Deep Value fund for which Deep Value GP served as the general partner was substantially liquidated. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized an incentive fee in the amount of $8,719 during the second quarter of 2011. Since the Company owns 50% of the Deep Value GP, the Company’s share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates. This incentive fee is included in the earnings / (loss) realized line item, which was $4,349 for the year ended December 31, 2011, in the table above.

During the fourth quarter of 2012, a Strategos Deep Value fund for which Deep Value GP II served as the general partner was substantially liquidated. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP II recognized an incentive fee in the amount of $4,301 during the fourth quarter of 2012. Since the Company owns 40% of the Deep Value GP II, the Company’s share of this incentive fee was $1,720 and was included as a component of income from equity method affiliates. This incentive fee is included in the earnings / (loss) realized line item, which was $1,726 for the year ended December 31, 2012, in the table above.

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	December 31, 2012	December 31, 2011
Total Assets	$279,874	$257,735

Liabilities	$96,981	$68,530
Equity attributable to the investees	182,277	188,170
Non-controlling interest	616	1,035

Liabilities & Equity	$279,874	$257,735

	Year Ended December 31,
	2012	2011	2010
Net income / (loss)	$2,248	$12,786	$62,664

Net income / (loss) attributable to the investees	$2,667	$12,818	$62,583

See note 29 for information regarding transactions with the Company’s equity method investees.

16. VARIABLE INTEREST ENTITIES

The Company’s policy on accounting for VIEs is discussed in note 3-J.

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of December 31, 2012, the Company has drawn this conclusion.

In the case where the Company has an interest in a VIE managed by a third party, the Company has concluded that it is not the primary beneficiary because the Company does not have the power to direct its activities. In the case of an interest in a VIE managed by the Company, the Company performs an additional qualitative analysis to determine if its interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. Then, the Company compares the benefits it would receive (in the optimistic scenario) or the losses it would absorb (in the pessimistic scenario) as compared to all benefits and losses absorbed by the VIE in the aggregate. If the benefits or losses absorbed by the Company were significant as compared to total benefits and losses absorbed by all variable interest holders, then the Company would conclude it is the primary beneficiary.

As of December 31, 2012, the Company had variable interests in various securitizations but determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company could incur if the securitization vehicles were to default on all of their obligations is (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the years ended December 31, 2012, 2011, and 2010 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2012 and 2011.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 17), and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2012 and 2011.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	December 31, 2012
	Carrying Amount		Maximum Exposure to loss in non- consolidated VIEs
	Other Receivables	Other Investments, at Fair Value
Managed VIEs	$2,224	$—	$2,224
Third party managed VIEs	105	77	182

Total	$2,329	$77	$2,406

	December 31, 2011
	Carrying Amount		Maximum Exposure to loss in non- consolidated VIEs
	Other Receivables	Other Investments, at Fair Value
Managed VIEs	$1,830	$—	$1,830
Third party managed VIEs	175	88	263

Total	$2,005	$88	$2,093

17. DEBT

The Company had the following debt outstanding as of December 31, 2012 and 2011, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par		December 31, 2012	December 31, 2011	Interest Rate Terms		Weighted Average Interest Rate at 12/31/2012	Weighted Average Maturity
Contingent convertible senior notes:
7.625% Contingent convertible senior notes (the “Old Notes”)	$—		$—	10,303	N/A		N/A	July 2012(1)
10.50% Contingent convertible senior notes (the “New Notes”)	8,121		8,068	8,030	10.50%		10.50%	May 2014(2)

	$8,121		8,068	18,333

Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	10,189	10,404	4.31%		4.31%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	7,248	6,939	4.46%		4.46%	March 2035

	$48,125	(3)	17,437	17,343

Subordinated notes payable	$342		342	1,491	12.00	%(4)	12.00%	June 2013

Total			$25,847	$37,167

(1)	Represents the date the Company redeemed the remaining $100 aggregate principal amount of Old Notes outstanding for cash.
(2)	Represents the holder’s earliest put date and the Company’s earliest redemption date. The contractual maturity for the New Notes is May 2027.

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

(3)	The outstanding par amount represents the total par amount of the junior subordinated notes held by two separate VIE trusts. The Company does not consolidate these trusts. The Company holds $1,489 par value of these junior subordinated notes, comprised of $870 par value of junior subordinated notes related to Alesco Capital Trust I and $619 par value of junior subordinated notes related to Sunset Financial Statutory Trust I. These notes have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.
(4)	Comprised of 9% paid currently and 3% paid in kind.

Contingent Convertible Senior Notes

7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”)

The Company assumed $26,150 principal amount of 7.625% Contingent Convertible Senior Notes due 2027 from AFN at the time of the Merger. The Company recorded the Old Notes at fair value as of the date of the Merger. Any difference between the fair value of the Old Notes on the Merger date and the principal amount of debt was amortized into earnings over the estimated remaining life of the underlying debt as an adjustment to interest expense.

During 2010, the Company repurchased $6,644 principal amount of the Old Notes from unrelated third parties for $5,596 including accrued interest. The Company recognized a gain from repurchases of debt of $923, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations. The Company also recognized a gain from the repurchase of subordinated notes during 2010 that was also included in this line.

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

In July 2011, $7,621 aggregate principal amount of the Old Notes were tendered for exchange, representing approximately 39% of the principal amount of the Old Notes outstanding. In accordance with the terms of the Exchange Offer, the Company issued $7,621 aggregate principal amount of New Notes in exchange for the $7,621 aggregate principal amount of the Old Notes that were tendered. The Company also paid in cash all accrued and unpaid interest on the Old Notes tendered and accepted in the Exchange Offer to, but not including, the settlement date. In addition, the Company completed a privately negotiated exchange of $500 in aggregate principal balance of the Old Notes effective in October 2011. The terms of this exchange were the same as the Exchange Offer that was completed in July 2011.

The Company treated the exchanges as modifications rather than extinguishments of the Old Notes and a new issuance of New Notes. Accordingly, the Company expensed all transaction costs associated with the exchange offer. The discount associated with the Old Notes was allocated between the New Notes and the Old Notes on a pro rata basis. The discount allocated to the New Notes is being amortized as interest expense through May 2014 using the effective interest method. The discount allocated to the Old Notes was amortized as interest expense through May 2012 using the effective interest method.

In November 2011, the Company repurchased $1,025 aggregate principal amount of the Old Notes from unrelated third parties for $988 including accrued interest. The Company recognized a gain from repurchase of debt of $33, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations.

In March 2012, the Company repurchased $150 aggregate principal amount of the Old Notes from an unrelated third party for $151, including accrued interest of $4. The Company recognized a gain from repurchase of debt of $3, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations. The Company also recognized a gain from the repurchase of subordinated notes during 2012 that was also included in this line.

On May 15, 2012, the holders of $10,110 aggregate principal amount of the Old Notes exercised their option to require the Company to repurchase their Old Notes. On July 5, 2012, the Company, at its option, redeemed the remaining $100 aggregate principal amount of the Old Notes outstanding.

As of December 31, 2012, the Company had no Old Notes outstanding. As of December 31, 2011, $10,360 aggregate principal amount of Old Notes with a carrying value of $10,303 were outstanding. The Old Notes bore interest at an annual rate of 7.625%. Interest on the Old Notes was payable semiannually on May 15 and November 15 of each year.

10.50% Contingent Convertible Senior Notes due 2027

The Company issued $8,121 aggregate principal amount of New Notes at par during the second half of 2011 in connection with the Exchange Offer and the privately negotiated transaction referenced above. The New Notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsubordinated, unsecured indebtedness. The New Notes are subordinate in right of payment to the Company’s existing and future secured indebtedness to the extent of such security. The New Notes bear interest at an annual rate of 10.50% and is payable semiannually on May 15 and November 15 of each year. The New Notes mature on May 15, 2027. As of December 31, 2012 and 2011, the carrying value of the New Notes was $8,068 and $8,030, respectively.

The Company may redeem all or part of the New Notes for cash on or after May 20, 2014, at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date.

The holders of the New Notes may require the Company to repurchase all or a portion of their New Notes for cash on May 15, 2014; May 15, 2017; and May 15, 2022 for a repurchase price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes are required to provide notice to the Company of their plan to redeem the New Notes at any time during the 30 days prior to May 15, 2014; May 15, 2017; and May 15, 2022.

As of December 31, 2012, the Company was in compliance with the covenants of the New Notes.

The Conversion Feature

The New Notes are redeemable prior to their stated maturity date into cash, or if note holders exercise their conversion option, convertible into shares of the Company’s Common Stock under certain circumstances. The conversion feature of the New Notes provides that each holder may exchange their notes for the Company’s Common Stock at a conversion rate of $116.37 per share of common stock for every $1,000 of par value. In other words, for each $1,000 of par value held, the holder can exchange the notes for 8.5933 shares of the Company’s Common Stock.

Junior Subordinated Notes

The Company assumed $49,614 aggregate principal amount of junior subordinated notes outstanding at the time of the Merger. As of December 31, 2012 and 2011, the carrying value of the Company’s junior subordinated notes outstanding was $17,437 and $17,343, respectively. The Company recorded the debt at fair value on the acquisition date. Any difference between the fair value of the junior subordinated notes on the Merger date and the principal amount of debt is amortized into earnings over the estimated remaining life of the underlying debt as an adjustment to interest expense.

The junior subordinated notes are payable to two special purpose trusts:

1. Alesco Capital Trust I: $28,995 in aggregate principal amount issued in June 2007. As of December 31, 2012 and 2011, the carrying value of these notes was $10,189 and $10,404, respectively. The notes mature on July 30, 2037 and may be called by the Company at par any time after July 30, 2012. The notes accrued interest payable quarterly at a fixed interest rate equal to 9.495% per annum through the distribution payment date on

July 30, 2012 and thereafter accrue at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. All principal is due at maturity. The Alesco Capital Trust I simultaneously issued 870 shares of the Alesco Capital Trust I’s common securities to the Company for a purchase price of $870, which constitutes all of the issued and outstanding common securities of the Alesco Capital Trust I.

2. Sunset Financial Statutory Trust I (“Sunset Financial Trust”): $20,619 in aggregate principal amount issued in March 2005. As of December 31, 2012 and 2011, the carrying value of these notes was $7,248 and $6,939, respectively. The notes mature on March 30, 2035. The notes accrue interest payable quarterly at a floating rate of interest of 90-day LIBOR plus 415 basis points. All principal is due at maturity. The Sunset Financial Trust simultaneously issued 619 shares of the Sunset Financial Trust’s common securities to the Company for a purchase price of $619, which constitutes all of the issued and outstanding common securities of the Sunset Financial Trust.

Alesco Capital Trust I and Sunset Financial Trust (collectively, ”the Trusts”) described above are VIEs pursuant to variable interest provisions included in FASB ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. The Company is not the primary beneficiary of the Trusts as it does not have the power to direct the activities of the Trusts. The Trusts are not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trusts as a liability, and the investment in the Trusts’ common securities as an asset. The common securities were deemed to have a fair value of $0 as of the Merger Date. These are accounted for as cost method investments; therefore we do not adjust the value at each reporting period. Any income generated on the common securities is recorded as interest income, a component of interest expense, net, in the consolidated statement of operations.

The junior subordinated notes have several financial covenants. Since the Merger, IFMI has been in violation of one covenant of the Alesco Capital Trust I. As a result of this violation, IFMI is prohibited from issuing additional debt that is either subordinated to or pari passu with the Alesco Capital Trust I debt. This violation does not prohibit IFMI from issuing senior debt or the Operating LLC from issuing debt of any kind. IFMI is in compliance with all other covenants of the junior subordinated notes. The Company does not consider this violation to have a material adverse impact on its operations or on its ability to obtain financing in the future.

Subordinated Notes Payable

The Subordinated Notes mature on June 20, 2013 and bear interest at an annual rate of 12%. A portion of this interest, 9%, is payable in cash semiannually on May 1 and November 1 of each year. The remaining portion, 3%, is paid in kind at an annual rate of 3%, which is also payable semiannually. All accrued in kind interest is added to the unpaid principal balance of the Subordinated Notes on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%. The Subordinated Notes are unsecured obligations of the Company.

On July 29, 2010, CCS, one of the Company’s U.S. broker-dealer subsidiaries at the time (see note 23), commenced its offer to purchase all of the outstanding Subordinated Notes for an amount equal to 80% of the outstanding principal balance (including accrued paid in kind interest up to, but excluding, the payment date) plus 100% of accrued and unpaid cash interest up to, but excluding, the payment date. As of July 29, 2010, the Subordinated Notes had a principal balance of $9,508. On August 27, 2010, CCS completed its cash offer to purchase all of the outstanding Subordinated Notes that were tendered. A total of $8,081 principal amount of the Subordinated Notes (representing 85% of the outstanding Subordinated Notes) was tendered prior to the expiration of the offer to repurchase on August 26, 2010. CCS accepted for purchase all of the Subordinated Notes tendered for a total purchase price of $6,762, including accrued interest. The Company recognized a gain from repurchase of debt of $1,632 for the year ended December 31, 2010. See note 29 for a description of notes held and redeemed by related parties.

In September 2012, the Company repurchased $1,177 principal amount of Subordinated Notes from an unrelated third party for $1,139, including accrued cash interest and paid in kind interest of $50. The Company recognized a gain from repurchase of debt of $83, net of expenses, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations. See note 29.

As of December 31, 2012 and 2011, the Subordinated Notes payable was $342 and $1,491, respectively.

Promissory Notes Issued In Connection With the Repurchase of Mandatorily Redeemable Equity Interests

On October 5, 2012, PrinceRidge and the Company entered into a Separation, Release and Repurchase Agreement (collectively, the “PrinceRidge Separation Agreements”) with each of Ahmed Alali, Ronald J. Garner, and Matthew G. Johnson (collectively, the “PrinceRidge Separated Employees”). Under the PrinceRidge Separation Agreements, the PrinceRidge Separated Employees resigned from all positions and offices held with PrinceRidge and its affiliates as well as any membership that the PrinceRidge Separated Employees may have held with the Board of Managers of the PrinceRidge GP. In connection with the repurchase of the mandatorily redeemable equity interests, PrinceRidge paid $2,640 in cash and issued to the PrinceRidge Separated Employees promissory notes in the initial aggregate principal amount of $4,824. See note 18. The promissory notes were issued on October 5, 2012. The terms and conditions of each of the promissory notes were substantially the same. Under each of the promissory notes, interest accrued on the unpaid balance of the principal amount at a rate of five percent (5%) per annum from October 5, 2012 until the aggregate principal amount of $4,824 was paid in full on December 21, 2012.

Former Bank Loan

In July 2010, Dekania Investors, LLC, a subsidiary of the Company, entered into a secured credit facility with TD Bank, N.A. (the “Former Bank Loan”). The proceeds of the Former Bank Loan were used to finance working capital requirements and for general corporate purposes. The Former Bank Loan was comprised of $9,300 of term loan capacity and a maximum of $1,300 for the issuance of letters of credit. In July 2010, Dekania Investors, LLC drew $9,300 and made scheduled payments of principal and interest as required over the term of the credit facility through December 22, 2011, at which time the Company paid off and terminated the Former Bank Loan. The minimum annual interest rate of the Former Bank Loan was 6.0%.

Dekania Investors, LLC paid a fee on the face amount of each letter of credit issued equal to (1) 4.5%, (2) a fronting fee of 0.25%, and (3) customary issuance fees. TD Bank charged an upfront fee for the Former Bank Loan of $250, and the Company was required to pay TD Bank $450 as an exit fee for a previous credit facility in the third quarter of 2010.

Deferred Financing

For the year ended December 31, 2012, the Company did not charge any unamortized deferred financing costs to interest expense in the consolidated statements of operations since all deferred financing costs were fully amortized prior to December 31, 2011.

For the years ended December 31, 2011 and 2010, the Company charged $134 and $675, respectively, of unamortized deferred financing costs to interest expense in the consolidated statements of operations related to the termination of former bank credit facilities.

The Company paid $349 of deferred financing costs during the second half of 2010 associated with the Former Bank Loan, which was fully amortized to interest expense in 2011. Deferred financing costs are recorded in other assets in the consolidated balance sheets.

The Company recognized interest expense from deferred financing costs of $0, $282, and $1,111 for the years ended December 31, 2012, 2011, and 2010, respectively.

Interest Expense, net

Interest expense includes interest incurred in connection with the Company’s debt described in this note, the amortization of deferred financing related to the former bank credit facilities, the amortization of discount related to the convertible senior notes and the junior subordinated notes, interest income or expense related to the amounts owed to withdrawing partners of PrinceRidge (see note 18), and the amortization of discount related to a settlement payable in connection with a legal proceeding that involved CCS (see note 26).

18. REDEEMABLE NON-CONTROLLING INTEREST (TEMPORARY EQUITY)

Redeemable Non-Controlling Interest

The redeemable non-controlling interest represents the equity interests of PrinceRidge that are not owned by the Company. The members of PrinceRidge have the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period. The Company’s policy on accounting for the redeemable non-controlling interest is discussed in note 3-O.

In June 2011, the Company reclassified $3,536 from redeemable non-controlling interest to mandatorily redeemable equity interests, that is included as a component of accounts payable and other liabilities in the Company’s consolidated balance sheets, due to a partnership withdrawal from PrinceRidge.

During the year ended December 31, 2012, the Company reclassified $6,446 from redeemable non-controlling interest to mandatorily redeemable equity interests, which is included as a component of accounts payable and other liabilities in the Company’s consolidated balance sheets, due to partnership withdrawals from PrinceRidge. In addition, PrinceRidge purchased $6,172 of non-controlling interest for cash during the year ended December 31, 2012 from existing partners, including the former Chief Executive Officer of PrinceRidge and member of the Board of Managers of PrinceRidge GP, Michael T. Hutchins, and the former Chairman of the Board of Managers of PrinceRidge GP, John P. Costas, and received $20 in cash related to capital contributions made to PrinceRidge during the year ended December 31, 2012.

Mandatorily Redeemable Equity Interests

Per the terms of the operating agreement, PrinceRidge must redeem a withdrawing partner’s equity interests over a period of time of up to two to five years. The amount actually due to a withdrawing partner will fluctuate over time based on the operating results of PrinceRidge. The carrying value of the liability owed to a withdrawing partner will be recorded at the amount owed as of each balance sheet date. Any increases or decreases in the amount owed will be recorded as interest income or expense and will be included in the non-operating section of the consolidated statement of operations.

During the year ended December 31, 2012, the Company distributed cash of $3,723 to the holders of mandatorily redeemable equity interests. Of the $3,723 in cash distributed, $2,640 represents the cash that PrinceRidge paid in October 2012 related to the acceleration of its obligation to repurchase certain mandatorily redeemable equity interests from the PrinceRidge Separated Employees. See note 17. In addition to the $2,640 cash payment made, PrinceRidge issued to the PrinceRidge Separated Employees promissory notes in the initial aggregate principal amount of $4,824 on October 5, 2012. The Company reclassified $4,824 from mandatorily redeemable equity interests, which is included as component of accounts payable and other liabilities, to debt on the Company’s consolidated balance sheets upon issuance of the promissory notes. The promissory notes matured and were paid in full on December 21, 2012. See note 17.

As of December 31, 2012 and 2011, the mandatorily redeemable equity interests totaled $86 and $3,149, respectively. See note 13.

19. PERMANENT EQUITY AND RESTRICTIONS

Stockholders’ Equity

Common Stock

The holders of the Company’s Common Stock are entitled to one vote per share. These holders are entitled to receive distributions on such stock when, as and if authorized by the Company’s Board of Directors out of funds legally available and declared by the Company, and to share ratably in the assets legally available for distribution to the Company’s stockholders in the event of its liquidation, dissolution, or winding up after payment of or adequate provision for all of the Company’s known debts and liabilities, including the preferential rights on dissolution of any class or classes of preferred stock. The holders of the Company’s Common Stock have no preference, conversion, exchange, sinking fund, redemption, or, so long as the Company’s Common Stock remains listed on a national exchange, appraisal rights and have no preemptive rights to subscribe for any of the Company’s securities. Shares of the Company’s Common Stock have equal dividend, liquidation, and other rights.

Preferred Stock

Series A Voting Convertible Preferred Stock: In connection with the Merger, in exchange for all of the Cohen Brothers Class C membership units, held through Cohen Bros. Financial, LLC (“CBF”), Daniel G. Cohen, the Chairman and Chief Executive Officer of the Company, received one share of the Company’s Series A Voting Convertible Preferred Stock (“Series A Preferred Stock”), which had no economic rights but gave Mr. Cohen the right to nominate and elect a number equal to at least one-third (but less than a majority) of the total number of directors on the Company’s Board of Directors. The Series A Preferred Stock would have been automatically redeemed for par value on December 31, 2012. The holder of the Series A Preferred Stock was not entitled to receive any dividends, distributions, or any distributions upon liquidation, dissolution, or winding up of the Company. On October 18, 2010, Mr. Cohen elected to convert the one share of Series A Preferred Stock that he held into 4,983,557 shares of Series B Voting Non-Convertible Preferred Stock. Therefore, there were no shares of Series A Preferred Stock issued and outstanding as of December 31, 2011 and 2012.

Series B Voting Non-Convertible Preferred Stock: Each share of the Company’s Series B Voting Non-Convertible Preferred Stock (“Series B Preferred Stock”), had no economic rights but entitled Mr. Cohen to vote the Series B Preferred Stock on all matters presented to the Company’s stockholders. Each share of Series B Preferred Stock was entitled to one vote. The 4,983,557 shares of Series B Preferred Stock were equivalent to the amount of Operating LLC membership units held by Mr. Cohen. The Series B Preferred stock effectively gave Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level). The Series B Preferred Stock was scheduled to be automatically redeemed for par value on December 31, 2012. Holders of Series B Preferred Stock were not entitled to receive any dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company. On December 28, 2012, the Company entered into a Preferred Stock Exchange Agreement (the “Exchange Agreement”) with CBF, wholly owned by Mr. Cohen. Pursuant to the Exchange Agreement, CBF exchanged with the Company 4,983,557 shares of Series B Preferred Stock, representing all of the issued and outstanding Series B Preferred Stock, for 4,983,557 newly issued shares of Series D Voting Non-Convertible Preferred Stock of the Company (“Series D Preferred Stock”). Pursuant to the Exchange Agreement, the 4,983,557 shares of Series B Preferred Stock were cancelled. Therefore, there were no shares of Series B Preferred Stock issued and outstanding as of December 31, 2012. As of December 31, 2011, there were 4,983,557 shares of Series B Preferred Stock issued and outstanding.

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s Board of Directors in connection with the Stockholder Rights Plan discussed below. The holders of Series C Preferred Stock were entitled to receive, when, as and if declared by the Company’s Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock was entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock were entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock were not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2012 and 2011.

Series D Voting Non-Convertible Preferred Stock: Each share of the Company’s Series D Preferred Stock has no economic rights but entitles Mr. Cohen to vote the Series D Preferred Stock on all matters presented to the Company’s stockholders. Each share of Series D Preferred Stock is entitled to one vote. The 4,983,557 shares of Series D Preferred Stock are equivalent to the amount of Operating LLC membership units held by Mr. Cohen as of December 31, 2012. See note 1. The 4,983,557 shares of Series D Preferred Stock were issued on December 28, 2012 in exchange for the 4,983,557 shares of Series B Preferred Stock held by CBF, an entity wholly owned by Mr. Cohen. The Series D Preferred stock effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level). The Series D Preferred Stock effectively enables Mr. Cohen to exercise approximately 29.5% of the voting power of the Company’s Common Stock based on the outstanding number of shares of the Company’s Common Stock as of December 31, 2012 and assuming all vested Operating LLC units that are not held by Mr. Cohen are converted into the Company’s Common Stock. The Series D Preferred Stock will be automatically redeemed for par value on December 31, 2013. Holders of Series D Preferred Stock are not entitled to receive any dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company. As of December 31, 2012, there were 4,983,557 shares of Series D Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Stockholder Rights Plan

On December 21, 2009, the Company’s Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”) in an effort to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry forwards (the “deferred tax assets”) to reduce potential future federal income tax obligations. The Rights Agreement provided for a distribution of one preferred stock purchase right (a “Right,” and collectively, the “Rights”) for each share of the Company’s Common Stock, par value $0.001 per share, outstanding to stockholders of record at the close of business on December 21, 2009. Each Right entitled the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share of Series C Preferred Stock, par value $0.001 per share, at a purchase price of $100.00 per unit, subject to adjustment. No rights were exercisable at December 31, 2012, 2011, or 2010. There was no impact to the Company’s financial results as a result of the adoption of the Rights Agreement. The Rights Agreement expired on December 31, 2012.

Net Share Settlement of Restricted Stock

The Company may, from time to time, net share settle equity-based awards for the payment of employees’ tax obligations to taxing authorities related to the vesting of such equity-based awards. The total shares withheld are based on the value of the restricted award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and do not represent an expense to the Company.

Retirement of Treasury Stock

During the second half of 2011, the Company repurchased 667,601 shares of its Common Stock. Of the 667,601 shares repurchased, 647,701 shares were repurchased from an unrelated third party in a privately negotiated transaction in August 2011 and 19,900 shares were repurchased at various times in November and December 2011 in the open market. The total cost related to the 667,601 shares of the Company’s Common Stock repurchased was $1,488, which represented a weighted average price of $2.23 per share. The Company subsequently retired the common stock. In conjunction with this repurchase, IFMI surrendered an equal number of units to the Operating LLC.

During the third quarter of 2012, the Company retired 50,400 shares, resulting in an increase of $328 in accumulated deficit, and a decrease of $328 in treasury stock. The shares remain as authorized stock; however, they are now considered unissued. In conjunction with this retirement, IFMI surrendered an equal number of units to the Operating LLC.

Dividends and Distributions

During 2012, 2011 and 2010, the Company paid cash dividends on its outstanding Common Stock in the amount of $953, $2,115, and $1,043, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2012, 2011, and 2010, the Company paid cash distributions of $420, $1,054, and $528, respectively, to the holders of the non-controlling interest.

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. CCPR and JVB are subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in these subsidiaries. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the Financial Services Authority in the United Kingdom and must maintain certain minimum levels of capital but will allow withdrawal of excess capital without restriction. See note 23.

PrinceRidge is a majority owned subsidiary. Since it is not wholly-owned, there are certain restrictions on distributed capital from PrinceRidge imposed by the PrinceRidge organizational documents. As a general matter, pro rata distributions of capital are allowed with majority vote of the PrinceRidge board. All members of the PrinceRidge board are appointed by the Operating LLC. So, although the Operating LLC can withdraw capital from PrinceRidge, it may require a pro rata distribution to the other partners of PrinceRidge. As of December 31, 2012, the Operating LLC owned 98% of the PrinceRidge equity interests.

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes the share transactions that occurred in stockholders’ equity during the years ended December 31, 2010, 2011, and 2012, respectively.

ROLLFORWARD OF SHARES OUTSTANDING OF

INSTITUTIONAL FINANCIAL MARKETS, INC.

For the Year Ended December 31, 2010

	December 31, 2009	Issuance of shares	Issuance as Equity-Based Compensation	Vesting of Shares	Shares withheld for Employee Taxes	Forfeiture of Restricted Stock	December 31, 2010
Common Stock	10,307,238	—	—	89,572	(25,952)	—	10,370,858
Restricted Stock	36,109	—	216,383	(89,572)	—	(694)	162,226
Treasury Stock	(50,400)	—	—	—	—	—	(50,400)

	10,292,947	—	216,383	—	(25,952)	(694)	10,482,684

For the Year Ended December 31, 2011

	December 31, 2010	Issuance of shares	Issuance as Equity-Based Compensation	Vesting of Shares	Shares withheld for Employee Taxes	Forfeiture/ Cancellation of Restricted Stock (1)	Purchase of Common Stock for Treasury	Retirement of Treasury Stock	December 31, 2011 (2)
Common Stock	10,370,858	313,051	—	140,857	(24,668)	—	—	(667,601)	10,132,497
Restricted Stock	162,226	—	3,924,612	(140,857)	—	(1,348,361)	—	—	2,597,620
Treasury Stock	(50,400)	—	—	—	—	—	(667,601)	667,601	(50,400)

	10,482,684	313,051	3,924,612	—	(24,668)	(1,348,361)	(667,601)	—	12,679,717

(1)	Included in the 1,348,361 shares of restricted stock forfeited/cancelled are 90,135 shares of restricted stock of IFMI that the Company cancelled and replaced with 90,135 restricted units of IFMI Common Stock in October 2011. The 90,135 restricted units are not included in the above table since the restricted units are not considered legally outstanding.
(2)	Excludes the 90,135 restricted units of IFMI Common Stock granted in October 2011. See note 20.

For the Year Ended December 31, 2012

	December 31, 2011	Issuance of shares	Issuance as Equity-Based Compensation	Vesting of Shares	Shares withheld for Employee Taxes	Forfeiture of Restricted Stock (1)	Surrender of Restricted Stock (2)	Retirement of Treasury Stock	December 31, 2012 (3)
Common Stock	10,132,497	230,846	—	643,830	(162,048)	—	—	(50,400)	10,794,725
Restricted Stock	2,597,620	—	428,984	(643,830)	—	(1,508,353)	(116,595)	—	757,826
Treasury Stock	(50,400)	—	—	—	—	—	—	50,400	—

	12,679,717	230,846	428,984	—	(162,048)	(1,508,353)	(116,595)	—	11,552,551

(1)	Includes the 848,742 shares of restricted stock that the former chief executive officer of PrinceRidge and member of the Board of Managers of PrinceRidge GP and the former chairman of the Board of Managers of PrinceRidge GP forfeited in connection with the separation, release, and repurchase agreements that the Company entered into with them in July 2012. See note 20.
(2)	In December 2012, Mr. Cohen transferred 116,595 restricted shares of IFMI Common Stock to the Company in order to satisfy his obligation under the Equity Funding Agreement. See note 20 for the discussion about the 2009 Restricted Units Pursuant to the 2009 Equity Award Plan.
(3)	Excludes the restricted units of IFMI common stock. See note 20.

Non-Controlling Interest

Future Conversion / Redemption of Operating LLC Units

Of the 5,324,090 and 5,252,002 Operating LLC membership units not held by the Company as of December 31, 2012 and 2011, respectively, Daniel G. Cohen, the Company’s Chairman and Chief Executive Officer, through CBF, a single member LLC, held 4,983,557 Operating LLC membership units. Each of Mr. Cohen’s Operating LLC membership units is redeemable at Mr. Cohen’s option, at any time on or after January 1, 2014, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. As of December 31, 2012 and 2011, other members of the Operating LLC held a total of 340,533 units and 268,445 units, respectively. These units have the same redemption rights as described above except that the members holding these units may elect to redeem their shares at any time. See Series D Voting Non-Convertible Preferred Stock described above.

In January 2011, the Company granted 559,020 restricted units of the Operating LLC to certain JVB Holdings Sellers in connection with the JVB Holdings acquisition who remained employees of JVB Holdings. These units vest over a three year period (of which one of the three years has elapsed) and are treated as compensation for future service. In January 2012, 186,339 restricted units of the Operating LLC vested, and the holders of these vested Operating LLC membership units elected to redeem these units. The Company, at its discretion, issued 186,339 shares of the Company’s Common Stock to the JVB Holdings Sellers in exchange for the 186,339 vested membership units. As of December 31, 2012, there were 372,681 restricted units of the Operating LLC outstanding. Of the 372,681, 186,339 vested on January 13, 2013 and the remainder will vest on January 13, 2014 assuming the service requirement is met. See notes 4 and 20.

During the third quarter of 2011, one member of the Operating LLC redeemed 31,554 membership units for $107 in cash.

In December 2012, 116,595 restricted units of the Operating LLC vested pursuant to the Cohen Brothers, LLC Amended and Restated 2009 Equity Award Plan (the “2009 Equity Award Plan”). See note 20. The holders of 44,507 vested Operating LLC membership units elected to redeem these units. The Company, at its discretion, issued 44,507 shares of the Company’s Common Stock, in exchange for the 44,507 vested membership units. The holder of 72,088 vested Operating LLC membership units elected to remain a partner of the Operating LLC.

Unit Issuance and Surrender Agreement — Acquisition and Surrender of Additional Units of the Operating LLC, net

On December 10, 2010, but effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”), that was approved by IFMI’s Board of Directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of IFMI’s common stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased.

2011

During the year ended December 31, 2011, the Operating LLC issued to IFMI 259,212 units related to the UIS Agreement.

During the year ended December 31, 2011, the Operating LLC issued to IFMI 313,051 units related to an equivalent amount of equity issued by IFMI in conjunction with the acquisition of JVB Holdings.

Also during the year ended December 31, 2011, IFMI surrendered 667,601 units to the Operating LLC related to the retirement of Common Stock.

In summary, during the year ended December 31, 2011, IFMI surrendered (net of acquisitions) 95,338 units of the Operating LLC pursuant to the UIS Agreement, as a result of the JVB Holdings acquisition, and as a result of the retirement of common stock. The Company recognized a net decrease in additional paid-in-capital of $8 and a net increase in accumulated other comprehensive loss of $4 with an offsetting increase in non-controlling interest of $12 in connection with the acquisition and surrender of additional units of the Operating LLC.

2012

During the year ended December 31, 2012, the Operating LLC issued to IFMI 705,083 units related to the UIS Agreement.

In January 2012, IFMI received 186,339 vested membership units from certain JVB Holdings Sellers in exchange for the Company’s issuance of 186,339 shares of IFMI Common Stock to the same JVB Holdings Sellers.

In December 2012, IFMI received 44,507 vested membership units from certain Operating LLC members who had exercised their redemption right in exchange for the Company’s issuance of 44,507 shares of IFMI Common Stock to the same members.

Also during the year ended December 31, 2012, IFMI surrendered 50,400 units to the Operating LLC related to the retirement of Common Stock.

In summary, during the year ended December 31, 2012, IFMI received (net of surrenders) 885,529 units of the Operating LLC (i) pursuant to the UIS Agreement; (ii) as a result of the vesting and redemption of membership units of the Operating LLC by certain JVB Holdings Sellers for IFMI common stock; (iii) as a result of the vesting and redemption of membership units of the Operating LLC by certain participants of the 2009 Equity Award Plan for IFMI common stock, and (iv) as a result of the retirement of common stock. The Company recognized a net increase in additional paid in capital of $928 and a net increase in accumulated other comprehensive loss of $23 with an offsetting decrease in non-controlling interest of $905 in connection with the acquisition and surrender of additional units of the Operating LLC.

The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the years ended December 31, 2012, 2011, and 2010, respectively:

	December 31, 2012	December 31, 2011	December 31, 2010
Net income / (loss) attributable to IFMI	$(968)	$(9,388)	$7,595
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI’s paid in capital for the acquisition / (surrender) of additional units of consolidated subsidiary, net	928	(8)	—

Changes from net income/(loss) attributable to IFMI and transfers (to) from non-controlling interest	$(40)	$(9,396)	$7,595

20. EQUITY-BASED COMPENSATION

As described in note 3-Q, the Company’s equity-based compensation paid to its employees was comprised of Restricted Units and restricted shares.

Restricted Units Pursuant to the 2009 Equity Award Plan

The 2009 Equity Award Plan was originally adopted by the Company in August 2009 and was amended and restated on April 28, 2010. The 2009 Equity Award Plan permitted the grant of Operating LLC restricted units to the Company’s employees which represented the right to receive, upon vesting of the restricted unit, the number of Operating LLC membership units in the restricted unit agreement. The awards under this plan were subject to time-based and/or performance-based vesting conditions and generally vested over a period of three years. The maximum number of restricted units authorized to be granted pursuant this plan was limited to 1,721,160, of which no units remained available to be issued as of December 31, 2012. All awards pursuant to this plan were subject to the prior written consent of the Company’s Chairman and Chief Executive Officer, Daniel G. Cohen. In December 2012, all of the 116,595 restricted units that were outstanding vested.

In connection with the 2009 Equity Award Plan, Mr. Cohen and the Operating LLC were parties to an Equity Plan Funding Agreement (the “Equity Funding Agreement”) whereby Mr. Cohen was required to transfer to (1) the Operating LLC the number of Operating LLC membership units or shares of the Company’s Common Stock equal to the number of Operating LLC membership units to be issued by the Operating LLC to the participants in the 2009 Equity Award Plan in connection with vesting of an Operating LLC restricted unit, or (2) the Company the number of shares of Common Stock equal to the number of Operating LLC membership units to be issued to the participants in the 2009 Equity Award Plan in connection with the vesting of an Operating LLC restricted unit. As a result of the Equity Funding Agreement, the capitalization of the Operating LLC did not change as result of the issuance of Operating LLC restricted units under the 2009 Equity Award Plan. In December 2012, Mr. Cohen transferred 116,595 restricted shares of IFMI Common Stock to the Company in order to satisfy his obligation under the Equity Funding Agreement.

Substantially all of the 2009 Equity Award Plan awards were issued during 2009 prior to the Merger. For the awards that were issued prior to the Merger, the Company determined the fair value of these restricted units based on the implied value of a Cohen Brothers membership unit derived from the Company’s public stock price on the date of grant multiplied by the exchange ratio called for in the Merger Agreement. For the awards that were issued during 2010, the Company determined the fair value of these restricted units based on the Company’s stock price on the date of grant. There were no grants made during the year ended December 31, 2012 and 2011.

Restricted Unit activity with respect to the Company’s 2009 Equity Award Plan was as follows for the year ended December 31, 2012:

RESTRICTED UNITS — SERVICE BASED VESTING

	Number Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	207,383	$7.29
Vested	(44,507)	7.03
Forfeited	(140,007)	7.25
Cancelled	(22,869)	8.05

Unvested at December 31, 2012	—	$—

The Restricted Units noted in the above table included a three year service requirement to be met in order for the Restricted Units to vest. However, if an employee was terminated without cause, the service requirement was deemed to have been met earlier.

The weighted average grant date fair value for Restricted Units that contained only service based vesting criteria for the years ended December 31, 2012, 2011, and 2010 was $0 in all years as none were issued during the three year period.

The 44,507 Restricted Units all vested in December 2012. However, 19,507 of these Restricted Units were restricted until December 2012 but there was no remaining service condition because the employee had been terminated without cause. In those cases, the Company recognized any remaining expense associated with these Restricted Units upon the date of termination of the employee even though the unit did not vest until December 2012.

Forfeited units include units for which the employee did not meet the service requirement. For these grants, any previously recognized compensation cost was reversed upon forfeiture. Cancelled units include units whereby the employee met the underlying service requirement but the grant was cancelled. In those instances, the Company treats it as if the grant vested and the Company repurchased for no consideration. The result is that the unrecognized compensation cost was accelerated at the date of cancellation.

RESTRICTED UNITS — PERFORMANCE BASED AND SERVICE BASED VESTING

	Number Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	102,128	$6.87
Vested	(72,088)	6.90
Forfeited	(30,040)	6.80

Unvested at December 31, 2012	—	$—

The Restricted Units noted in the above table included performance targets based on the generation of specified amounts of gross profit, revenues, or other operating targets that must have been achieved by the individual grantees in addition to a three year service requirement that must have been met in order for the Restricted Units to vest.

The weighted average grant date fair value for Restricted Units that contained performance based and service based vesting criteria for the years ended December 31, 2012, 2011, and 2010 was $0, $0, and $5.28, respectively. Equity-based compensation expense for equity-based awards that contain performance conditions are recognized when it becomes probable that such performance conditions will be met.

During the year ended December 31, 2012, the total fair value of all 2009 Equity Award Plan awards that vested based on the fair market value derived from the closing stock price of the Company’s Common Stock on the vesting date during the year ended December 31, 2012 was $166.

The Company recognized equity-based compensation expense of $(586), $400, and $1,144 related to the 2009 Equity Award Plan for the years ended December 31, 2012, 2011, and 2010, respectively, and the expense was included in compensation and benefits in the consolidated statements of operations.

Restricted Units of the Operating LLC Related to the JVB Holdings Acquisition

In connection with the acquisition of JVB Holdings in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain JVB Holdings Sellers that remained employees of JVB Holdings. These units include a service requirement and vest over a three year period (of which one of the three years has elapsed) and are treated as compensation for future service rather than as part of the purchase price to acquire JVB. The weighted average grant date fair value for the restricted units was $4.89. In January 2012, 186,339 restricted units of the Operating LLC vested. As of December 31, 2012 and December 31, 2011, 372,681 restricted units and 559,020 restricted units, respectively, of the Operating LLC were unvested. Upon vesting, the restricted units may be redeemed by the employee and the Company, at its discretion, may either pay cash or issue an equivalent number of IFMI common stock for the redemption of vested restricted units. The 186,339 vested units of the Operating LLC were redeemed by the JVB Holdings Sellers and the Company issued an equivalent number of IFMI Common Stock for the redemption of the vested restricted units. See note 19.

During the year ended December 31, 2012, the total fair value of the restricted Operating LLC awards related to the JVB Holdings acquisition that vested based on the fair market value derived from the closing stock price of the Company’s Common Stock on the vesting date during the year ended December 31, 2012 was $326.

The Company recognized equity-based compensation expense of $911 and $879 related to the restricted units granted related to the JVB Holdings acquisition for the year ended December 31, 2012 and 2011, respectively, and the expense was included in compensation and benefits in the consolidated statements of operations.

Restricted Common Stock and Restricted Units Pursuant to the AFN 2006 Equity Incentive Plan and the Institutional Financial Markets Inc. 2010 Long-Term Incentive Plan

In connection with the Merger, the Company assumed the AFN 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). In addition, the Company adopted the Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (the “2010 Equity Incentive Plan”) on April 22, 2010, which was approved by the Company’s stockholders at the Company’s annual meeting on December 10, 2010, and amended on April 18, 2011 and amended and restated on March 8, 2012. The 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan are collectively referred to as the “Equity Incentive Plans”. The Equity Incentive Plans provide for the grant of stock options, restricted Common Stock, restricted units, stock appreciation rights, and other share-based awards. The Equity Incentive Plans are administered by the compensation committee of the Company’s Board of Directors. The maximum number of share-based awards of the Company’s Common Stock authorized to be granted pursuant to these plans is limited to 4,996,500, of which 2,411,621 shares remained available to be issued as of December 31, 2012.

RESTRICTED STOCK AND RESTRICTED UNITS — SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value of Restricted Stock	Number of Restricted Units	Weighted Average Grant Date Fair Value of Restricted Units
Unvested at January 1, 2012	1,574,064	$4.17	40,135	$3.26
Granted	396,726	1.43	132,450	1.51
Vested	(543,830)	4.47	—	—
Forfeited (1)	(883,308)	3.75	—	—
Surrendered (2)	(116,595)	5.00	—	—

Unvested at December 31, 2012	427,057	$1.87	172,585	$1.92

(1)	Includes the 848,742 shares of restricted stock that the former chief executive officer of PrinceRidge and member of the Board of Managers of PrinceRidge GP and the former chairman of the Board of Managers of PrinceRidge GP forfeited in July 2012.
(2)	In December 2012, Mr. Cohen transferred 116,595 restricted shares of IFMI Common Stock to the Company in order to satisfy his obligation under the Equity Funding Agreement. See the discussion about the 2009 Restricted Units Pursuant to the 2009 Equity Award Plan above. For equity compensation purposes, these grants were treated as vested and compensation expense was fully recognized.

The weighted average grant date fair value for restricted stock that contained service based vesting criteria for the years ended December 31, 2012, 2011, and 2010 was $1.43, $4.33, and $5.85, respectively. The weighted average grant date fair value for restricted units that contained service based vesting criteria for the year ended December 31, 2012 and 2011 was $1.51 and $3.26, respectively, The Company did not grant any restricted units that contained service based vesting criteria during the year ended December 31, 2010.

RESTRICTED STOCK AND RESTRICTED UNITS — PERFORMANCE BASED

AND SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value of Restricted Stock	Number of Restricted Units	Weighted Average Grant Date Fair Value of Restricted Units
Unvested at January 1, 2012	1,023,556	$4.72	50,000	$3.07
Granted	32,258	1.47	500,000	(1)
Vested	(100,000)	4.60	—	—
Forfeited (2)	(625,045)	4.69	(50,000)	3.07

Unvested at December 31, 2012	330,769	$4.34	500,000	(1)

(1)	During the first quarter of 2012, the Company issued 500,000 restricted units of IFMI common stock to a non-employee. FASB ASC 505-50 requires that an equity instrument issued to a non-employee should be measured by using the stock price and other measurement assumptions as of the earlier of the date at which either: (i) a commitment for performance by the counterparty has been reached; or (2) the counterparty’s performance is complete. In accordance with FASB ASC 505-50, the Company will not accrue any expense until the actual vesting date occurs. As of the grant date, the restricted units were valued at $0.
(2)	During the year ended December 31, 2012, there were 50,000 restricted units that were forfeited due to the fact that the grantee was unable to achieve certain performance thresholds, and therefore, the award would never vest. The remaining forfeitures were due to employees not fulfilling their service requirements.

The weighted average grant date fair value for restricted stock that contained performance based and service based vesting criteria for the year ended December 31, 2012 and 2011 was $1.47 and $4.88, respectively. The Company did not grant any restricted stock with performance based and service based vesting prior to January 1, 2011. The weighted average grant date fair value for restricted units that contained performance based and service based vesting criteria for the year ended December 31, 2012 and 2011 was $0 and $3.07, respectively. The Company did not grant any restricted units with performance based and service based vesting prior to January 1, 2011.

The total fair value of the Equity Incentive Plans awards vested based on the fair market value of the Company’s Common Stock on the vesting date during the years ended December 31, 2012, 2011, and 2010 was $947, $570, and $580, respectively. All the awards that vested during 2011 and 2010 only contained service based vesting criteria.

The Company recognized equity-based compensation of $1,361, $5,708, and $1,290 for the years ended December 31, 2010, 2011, and 2012, respectively, related to the Equity Incentive Plans. Included in the $5,708 of expense recognized for the year ended December 31, 2011 was $1,800 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our former president, Mr. Christopher Ricciardi, which he subsequently forfeited in exchange for a cash payment of $745 that was paid by the Company in October 2011. The restricted shares and restricted units of Common Stock typically may vest either quarterly, annually, or at the end of a specified term on a straight line basis over the remaining term of the awards, assuming the recipient is continuing in service to the Company at such date, and, in the case of performance based equity awards, the performance thresholds have been attained. In the case of director grants, the equity awards are restricted for one year but have no performance or service conditions.

Equity-Based Compensation Expense

The following table summarizes the amounts the Company recognized as equity-based compensation expense including Restricted Stock and Restricted Units. For the years ended December 31, 2012 and 2011, equity-based compensation also includes $(344) and $687, respectively, of expense related to the issuance of restricted PrinceRidge units to certain employees. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2012 was $1,711 and the weighted average period of time over which this expense will be recognized is approximately 1 year. The awards assume estimated forfeitures during the vesting period, which were updated to reflect the actual forfeitures that occurred during 2010, 2011, and 2012.

DETAIL OF EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS

(Dollars in Thousands)

For the Year Ended December 31,	Equity-Based Compensation Expense	Non Equity- Based Compensation and Benefits Expense	Total Compensation and Benefits
2012	$1,271	$61,680	$62,951
2011	$7,674	$70,553	$78,227
2010	$2,505	$74,941	$77,446

21. INCOME TAXES

For tax purposes, AFN contributed its assets and certain of its liabilities to Cohen Brothers in exchange for an interest in Cohen Brothers on December 16, 2009. AFN was organized and had been operated as a REIT for United States federal income tax purposes. Accordingly, AFN generally was not subject to United States federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution, and share ownership tests were met. As a result of the consummation of the Merger, IFMI ceased to qualify as a REIT effective as of January 1, 2010, and is instead treated as a C corporation for United States federal income tax purposes. The components of income tax expense (benefit) included in the consolidated statements of operations for each year presented herein are:

INCOME TAX EXPENSE

(Dollars in Thousands)

	For the Year Ended December 31,
	2012	2011	2010
Current income tax expense (benefit):
Federal income tax expense	$142	$92	$—
Foreign income tax expense	20	149	31
State and local income tax expense/(benefit)	120	—	47

	282	241	78

Deferred income tax expense (benefit):
Federal income tax (benefit) expense	(703)	(1,047)	587
State income tax (benefit) expense	(194)	(343)	(1,414)

Net deferred tax expense (benefit)	(897)	(1,390)	(827)

Total	$(615)	$(1,149)	$(749)

The current tax liability, net of refunds receivable as of December 31, 2012 and, 2011 was $1,434 and $1,023, respectively, and is included as a component of accounts payable and other liabilities in the consolidated balance sheets. The current tax liability includes the liability for unrecognized tax benefits described below.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the year ended December 31, 2012, 2011, and 2010, respectively.

	2012	2011	2010
Federal statutory rate — 35%	$(929)	$(5,053)	$3,663
Pass thru impact	352	1,689	(1,267)
Goodwill impairment	—	—	1,299
Deferred tax valuation allowance	(42)	1,964	(5,214)
Other, net	4	251	770

Total	$(615)	$(1,149)	$(749)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows:

DEFERRED TAX ASSET AND LIABILITY

(Dollars in Thousands)

	December 31, 2012			December 31, 2011
	Asset	Liability	Net	Asset	Liability	Net
Federal Net operating loss carry-forward	$29,990	$—	$29,990	$28,116	$—	$28,116
State Net operating loss carry-forward	5,066	—	5,066	4,841	—	4,841
Capital loss carry-forward	25,283	—	25,283	19,834	—	19,834
Unrealized gain on debt	—	(14,095)	(14,095)	—	(14,179)	(14,179)
Unrealized loss on investment in the Operating LLC	113,398	—	113,398	114,121	—	114,121
Other	1,253	—	1,253	6,730	—	6,730

Ending deferred tax asset/(liability)	174,990	(14,095)	160,895	173,642	(14,179)	159,463
Less: Deferred tax asset valuation allowance	(167,498)	—	(167,498)	(166,963)	—	(166,963)

Net deferred tax asset/(liability)	$7,492	$(14,095)	$(6,603)	$6,679	$(14,179)	$(7,500)

As of December 31, 2012, the Company had a federal net operating loss (“NOL”) of approximately $85,684, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $58,892 as of December 31, 2012, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carry forward will begin to expire in 2014. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

The Company has determined that its NOL and NCL carryovers are not currently limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company may experience an ownership change as defined in that section (“Ownership Change”) in the future.

If an Ownership Change were to occur in the future, the Company’s ability to use its NOLs, NCLs, and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carry forwards for the remainder of the carry forward period, and such NOLs and NCLs can be used to offset taxable income for years within the carry forward period subject to the Section 382 Limitation in each year. However, if the carry forward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost.

Notwithstanding the facts that the Company has determined that the use of its remaining NOL and NCL carry forwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a significant portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2012. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

In determining its federal income tax provision for 2012, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carry forwards as of December 31, 2012. The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOLs and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carry forwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the statements of operations in the period it makes this determination. From that point forward, the Company would begin to record net deferred tax expense for federal and state income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs, for which the valuation allowance was removed.

A reconciliation of the beginning and ending unrecognized tax benefits for year ended December 31, 2012, 2011, and 2010, respectively, are as follows:

	2012	2011	2010
Unrecognized tax benefits as of January 1	$1,231	$1,231	$—
Increases due to tax positions taken during prior periods	—	—	—
Increases due to tax positions taken in current period	—	—	1,231
Decreases due to settlements with taxing authorities	—	—	—
Reductions due to lapse of applicable statute of limitations	—	—	—

Unrecognized tax benefits as of December 31	$1,231	$1,231	$1,231

The total amount of the unrecognized tax benefit of $1,231, if recognized, would affect the Company’s annual effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the provision for income taxes in the consolidated statement of operations. During the years ended December 31, 2012, 2011, and 2010, the Company recognized interest expense of $79, $92, and $0, respectively. $171 and $92 were included in current taxes payable for accrued interest as of December 31, 2012 and 2011, respectively. No penalty amounts were recognized. The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, the United Kingdom, Spain, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2009.

In December 2012, IFMI received notification from the IRS that the IRS would examine its 2011 federal tax return. The exam was conducted in February 2013, IFMI received notification from the IRS that the exam was complete and no adjustments were identified.

22. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) AND INCOME TAX EFFECT

OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME/(LOSS)

(Dollars in Thousands)

	Foreign currency items	Tax effect	Total
Balance, December 31, 2009	$(582)	$—	$(582)
Change in foreign currency items	(83)	—	(83)

Other comprehensive loss, net	(83)	—	(83)

Balance, December 31, 2010	$(665)	$—	$(665)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	(4)	—	(4)

	(669)	—	(669)

Change in foreign currency items	43	—	43

Other comprehensive income, net	43	—	43

Balance, December 31, 2011	$(626)	$—	$(626)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	(23)	—	(23)

	(649)	—	(649)

Change in foreign currency items	154	—	154

Other comprehensive income, net	154	—	154

Balance, December 31, 2012	$(495)	$—	$(495)

23. NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined therein. As of December 31, 2012, the Company had the following two U.S. broker-dealers: JVB and CCPR.

In February 2012, PrinceRidge merged CCCM into CCPR. CCS conducted no securities-related business activities since May 2011. Subsequent to the final resolution of its outstanding litigation described in note 26, CCS filed a Form BDW in September 2012 seeking to withdraw all of its registrations with the SEC and each jurisdiction in which it was licensed or registered as a securities broker-dealer as well as its membership in FINRA, the NASDAQ Stock Market, and the International Securities Exchange. CCS’ withdrawal from all such regulatory authorities became effective in November 2012 and, therefore, CCS is no longer subject to the SEC’s Uniform Net Capital Rule 15c3-1.

As of December 31, 2012 and 2011, JVB’s adjusted net capital was $10,833 and $9,558, respectively, which exceeded the minimum requirements by $10,689 and $9,426, respectively. As of December 31, 2012 and 2011, CCPR’s adjusted net capital was $17,846 and $4,606, respectively, which exceeded the minimum requirements by $17,596 and $4,356, respectively.

CCFL, a subsidiary of the Company regulated by the Financial Services Authority in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of December 31, 2012 and 2011, the total minimum required net liquid capital was $2,887 and $1,820, respectively, and net liquid capital in CCFL was $5,864 and $4,881, respectively, which exceeded the minimum requirements by $2,977 and $3,061, respectively, in compliance with the net liquid capital provisions.

24. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated. Membership units that may be issued in connection with the vesting of a restricted unit issued pursuant to the 2009 Equity Award Plan have been excluded from the diluted weighted average shares outstanding calculations because of the obligations of Daniel G. Cohen, the Company’s Chairman and Chief Executive Officer, under the Equity Funding Agreement. See note 20.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share and per share information)

	Year Ended December 31,
	2012	2011	2010
Net income / (loss) attributable to IFMI	$(968)	$(9,388)	$7,595
Add / (deduct): Income / (loss) attributable to the non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(857)	(5,571)	3,620
Add / (deduct): Adjustment (2)	307	914	260

Net income (loss) on a fully converted basis	$(1,518)	$(14,045)	$11,475

Weighted average common shares outstanding — Basic	10,732,723	10,631,935	10,404,017
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,252,198	5,269,323	5,283,556

Weighted average common shares outstanding — Diluted (3)	15,984,921	15,901,258	15,687,573

Net income / (loss) per common share-Basic	$(0.09)	$(0.88)	$0.73

Net income / (loss) per common share-Diluted	$(0.09)	$(0.88)	$0.73

(1)	The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the years ended December 31, 2012, 2011, and 2010) may be redeemed and exchanged into shares of the Company on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per common share when the effect is dilutive using the if-converted method.
(2)	An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.
(3)	Due to the net loss for the years ended December 31, 2012 and 2011, the weighted average shares calculation excluded (i) restricted Operating membership units of 5,814 and 1,807 for the years ended December 31, 2012 and 2011, respectively; (ii) restricted units of IFMI Common Stock of 12,955 and 0 for the years ended December 31, 2012 and 2011, respectively; and (iii) restricted shares of IFMI Common Stock of 125,632 and 15,617 for the years ended December 31, 2012 and 2011, respectively.

25. RESERVE REQUIREMENTS

As of December 31, 2012 and 2011, JVB and CCPR were not subject to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 because JVB and CCPR do not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, they qualify for an exemption under Rule 15c3-3(k)(2)(ii).

26. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements that expire prior to 2018. Future minimum commitments under these operating leases are as follows:

FUTURE LEASE COMMITMENTS

(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2013	$4,680	$(2,182)	$2,498
2014	4,180	(2,152)	2,028
2015	3,535	(2,108)	1,427
2016	2,540	(2,053)	487
2017	354	—	354
2018 and Thereafter	365	—	365

	$15,654	$(8,495)	$7,159

Rent expense for the years ended December 31, 2012, 2011, and 2010 was $2,537, $3,163, and $2,167, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease income of $68, $1,220, and $1,032, for the year ended December 31, 2012, 2011, and 2010, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3-N.

Legal and Regulatory Proceedings

One of the Company’s U.S. broker-dealer subsidiaries, CCS, is a party to litigation commenced on January 12, 2009 in the United States District Court for the Northern District of Illinois (the “Illinois Court”) under the caption Frederick J. Grede, not individually, but as Liquidation Trustee and Representative of the Estate of Sentinel Management Group, Inc. v. Delores E. Rodriguez, Barry C. Mohr, Jr., Jacques de Saint Phalle, Keefe, Bruyette & Woods, Inc., and Cohen & Company Securities, LLC. Plaintiff, the Trustee for the Liquidation Trust (the “Liquidation Trustee”) for Sentinel Management Group, Inc. (“Sentinel”), and entity which sought bankruptcy relief in August 2007, alleged that CCS sold Sentinel securities, mainly CDOs that the Liquidation Trustee contended were unsuitable and that CCS violated Section 10(b) of the Exchange Act and Rule 10b-5. The Liquidation Trustee also sought relief under the Illinois Blue Sky Law, the Illinois Consumer Fraud Act, the United States Bankruptcy Code, and under common law theories of negligence and unjust enrichment. The relief sought by the Liquidation Trustee under these various theories included damages, rescission, disgorgement, and recovery of allegedly voidable transactions under the Bankruptcy Code, as well as costs and attorneys’ fees.

CCS is also party to litigation commenced on May 21, 2009 in the Illinois Court under the caption Frederick J. Grede, not individually, but as Liquidation Trustee of the Sentinel Liquidation Trust, Assignee of certain claims v. Keefe, Bruyette & Woods, Inc., Cohen & Company Securities, LLC., Delores E. Rodriguez, Barry C. Mohr, Jr., and Jacques de Saint Phalle. In this companion case to the above-described litigation, the Liquidation Trustee, purportedly as the assignee of claims of certain of Sentinel’s customers, alleged that CCS aided and abetted breaches of fiduciary duties purportedly owed by Sentinel and its head trader to Sentinel’s customers, in violation of Illinois common law, as well as claims under common law negligence and unjust enrichment theories. The relief sought by the Liquidation Trustee under these various theories included damages, disgorgement, costs, and attorneys’ fees.

During the second quarter of 2012, CCS and the Liquidation Trustee reached an agreement to settle both of the above actions, calling for CCS to make an initial payment of $3,000, and an additional payment of $2,250 in the future. In connection with the settlement agreement, the Company agreed to guarantee the second payment of $2,250. On December 27, 2012, the Illinois Court approved the settlement and entered an Order of Contribution Bar prohibiting future contribution claims against defendants, including CCS. This expense was accrued as a contingent liability in the statement of operations for the nine months ended September 30, 2012 as a component of non-operating income/(expense) along with the discounted then-present value of the future payment of $1,978. The future payment is due to be made on or before September 1, 2013, at which time the above-referenced cases will be finally dismissed with prejudice. The discount of $272 will be amortized as a component of interest expense over the period spanning the date of signing of the agreement through the final payment date. In January 2013, the initial payment of $3,000 was made.

The Company has been named in litigation commenced in the United States District Court for the Southern District of New York on June 29, 2012, under the caption U.S. Bank National Association v. Institutional Financial Markets, Inc. The plaintiff, U.S. Bank, alleges breach of contract respecting certain fees allegedly owing to U.S. Bank, as Trustee, in connection with the issuance of trust preferred securities, seeking damages and a declaration that the Company must make certain future fee payments. The Company filed a motion to dismiss the complaint in lieu of an answer on October 26, 2012. U.S. Bank filed its response to the motion on November 26, 2012. The court has not yet ruled on the motion. The Company intends to defend the action vigorously.

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

Alesco XIV Guarantee

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by the Company. At the Merger Date, the Company recorded a liability of $1,084 related to this arrangement, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount does not represent the expected loss; rather it represents the Company’s estimate of the fair value of its guarantee (i.e. the amount it would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee. The value will be adjusted under certain limited circumstances such as: (i) when the guarantee is extinguished; or (ii) if payment of amounts under the guarantee become probable and estimable. The maximum potential loss to the Company on this arrangement is $8,750. Under certain circumstances, Assured can require the Company to post liquid collateral.

Contribution to Alesco Preferred Funding X Legal Settlement

Alesco Preferred Funding X, Ltd. (“Alesco X”) is a CDO that was managed by Cohen & Company Financial Management, LLC (“CCFM”). Alesco X owned $4,000 of TruPS issued by Leawood Bancshares Statutory Trust I (the “Leawood TruPS”). Leawood Bancshares, Inc. (“Leawood”) and Alesco X entered into a letter agreement dated March 1, 2010 (the “Leawood/Alesco Agreement”) regarding the sale back to Leawood of the Leawood TruPS in exchange for $1,000 upon the occurrence of certain conditions related to the sale of Leawood to CrossFirst Holdings, LLC (“CrossFirst”). The proposed transaction contemplated by the Leawood/Alesco Agreement never closed as a result of the objections of investors in Alesco X, but the ultimate transaction between Leawood and CrossFirst did close.

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

Accumulated Dividends and Dividend Equivalents on Restricted Stock and Restricted Units

From time to time, the Company has granted restricted stock and restricted units that are entitled to receive dividends or dividend equivalents as and when such dividends or dividend equivalents are declared and paid by the Company; provided, however, that the cash dividends or dividend equivalents on such restricted stock or restricted units are held by the Company until the period of forfeiture lapses and forfeited if the underlying restricted shares or restricted units are forfeited. The Company’s potential liability, assuming the restricted stock or restricted units were to vest as of December 31, 2012, is approximately $119.

27. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The accounting policies of the three segments are the same as those described in note 3.

The Company’s business segment information for the years ended December 31, 2012, 2011, and 2010 was prepared using the following methodologies and generally represents the information that was relied upon by management in its decision making processes:

(a) Revenues and expenses directly associated with each business segment are included in determining net income / (loss) by business segment.

(b) Indirect expenses (such as general and administrative expenses including executive and indirect overhead costs) not directly associated with specific business segments are not allocated to the business segments’ statements of operations. Accordingly, the Company presents business segment information consistent with internal management reporting. See note (1) in the table below for more detail on unallocated items. The following tables present the financial information for the Company’s business segments for the periods indicated.

During 2012, the Company reclassified the investment in certain equity method affiliates as well as the income / (loss) from these equity method affiliates from the Principal Investing business segment to the Asset Management business segment. Relevant prior period amounts have been reclassified to conform to the current period presentation.

As of and for the year ended December 31, 2012	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$69,486	$—	$—	$69,486	$—	$69,486
Asset management	—	23,172	—	23,172	—	23,172
New issue and advisory	6,021	—	—	6,021	(1,000)	5,021
Principal transactions and other income	166	894	(3,499)	(2,439)	—	(2,439)

Total revenues	75,673	24,066	(3,499)	96,240	(1,000)	95,240
Total operating expenses	74,595	8,690	347	83,632	11,313	94,945

Operating income / (loss)	1,078	15,376	(3,846)	12,608	(12,313)	295
Income / (loss) from equity method affiliates	—	3,309	1,743	5,052	—	5,052
Other non operating income / (expense)	(3,554)	—	—	(3,554)	(4,449)	(8,003)

Income / (loss) before income taxes	(2,476)	18,685	(2,103)	14,106	(16,762)	(2,656)
Income tax expense / (benefit)	49	—	—	49	(664)	(615)

Net income / (loss)	(2,525)	18,685	(2,103)	14,057	(16,098)	(2,041)
Less: Net income / (loss) attributable to the non-controlling interest	(216)	—	—	(216)	(857)	(1,073)

Net income / (loss) attributable to IFMI	$(2,309)	$18,685	$(2,103)	$14,273	$(15,241)	$(968)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$859	$17	$—	$876	$429	$1,305

Balance sheet data:
Total assets (2) (3)	$279,863	$7,257	$39,741	$326,861	$14,140	$341,001

Investment in equity method affiliates (included in total assets)	$—	$493	$1,417	$1,910	$—	$1,910

As of and for the year ended December 31, 2011	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$73,167	$—	$—	$73,167	$—	$73,167
Asset management	—	21,698	—	21,698	—	21,698
New issue and advisory	3,585	—	—	3,585	—	3,585
Principal transactions and other income	199	1,316	366	1,881	—	1,881

Total revenues	76,951	23,014	366	100,331	—	100,331
Total operating expenses	79,986	6,017	690	86,693	31,803	118,496

Operating income / (loss)	(3,035)	16,997	(324)	13,638	(31,803)	(18,165)
Income / (loss) from equity method affiliates	(204)	5,329	1,107	6,232	—	6,232
Other non operating income / (expense)	386	—	—	386	(6,329)	(5,943)

Income / (loss) before income taxes	(2,853)	22,326	783	20,256	(38,132)	(17,876)
Income tax expense / (benefit)	—	—	—	—	(1,149)	(1,149)

Net income / (loss)	(2,853)	22,326	783	20,256	(36,983)	(16,727)
Less: Net income / (loss) attributable to the non-controlling interest	(1,768)	—	—	(1,768)	(5,571)	(7,339)

Net income / (loss) attributable to IFMI	$(1,085)	$22,326	$783	$22,024	$(31,412)	$(9,388)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$596	$15	$—	$611	$1,627	$2,238

Balance sheet data:
Total assets (2) (3)	$352,817	$7,972	$47,696	$408,485	$12,105	$420,590

Investment in equity method affiliates (included in total assets)	$—	$1,150	$4,926	$6,076	$—	$6,076

As of and for the year ended December 31, 2010	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$70,809	$—	$—	$70,809	$—	$70,809
Asset management	—	25,281	—	25,281	—	25,281
New issue and advisory	3,778	—	—	3,778	—	3,778
Principal transactions and other income	(125)	475	25,334	25,684	—	25,684

Total revenues	74,462	25,756	25,334	125,552	—	125,552
Total operating expenses	56,313	20,711	2,261	79,285	37,525	116,810

Operating income / (loss)	18,149	5,045	23,073	46,267	(37,525)	8,742
Income / (loss) from equity method affiliates	—	5,621	263	5,884	—	5,884
Other non operating income / (expense)	—	970	—	970	(5,130)	(4,160)

Income / (loss) before income taxes	18,149	11,636	23,336	53,121	(42,655)	10,466
Income tax expense / (benefit)	—	—	—	—	(749)	(749)

Net income / (loss)	18,149	11,636	23,336	53,121	(41,906)	11,215
Less: Net income / (loss) attributable to the non-controlling interest	—	—	—	—	3,620	3,620

Net income / (loss) attributable to IFMI.	$18,149	$11,636	$23,336	$53,121	$(45,526)	$7,595

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$—	$600	$—	$600	$1,756	$2,356

Balance sheet data:
Total assets (2)	$200,207	$26,069	$43,481	$269,757	$36,990	$306,747

Investment in equity method affiliates (included in total assets)	$—	$502	$1,604	$2,106	$—	$2,106

(1)	Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses (such as cash compensation and benefits, equity-based compensation expense, professional fees, travel and entertainment, consulting fees, and rent) related to support departments excluding certain departments that directly support the Capital Markets business segment; (2) interest expense on debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these business segments and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker. During the third quarter of 2012, PrinceRidge (Capital Markets business segment) entered into an intercompany engagement with CCFL (Asset Management business segment). This intercompany transaction was eliminated in the unallocated segment.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of December 31, 2012 and 2011 are allocated to the Capital Markets and Asset Management business segments as indicated in the table listed below.

As of December 31, 2012:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$7,937	$3,176	$—	$11,113	—	$11,113
Intangible assets (included in other assets)	$332	—	—	$332	—	$332

As of December 31, 2011:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$8,030	$3,176	$—	$11,206	—	$11,206
Intangible assets (included in other assets)	$538	—	—	$538	—	$538

Asset management total operating expenses included an impairment charge of $0, $0, and $5,607 for the years ended December 31, 2012, 2011, and 2010, respectively, related to the impairment of goodwill allocated to the Cira SCM reporting unit. See note 12.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States, and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Year ended December 31,
	2012	2011	2010
Total Revenues:
United States	$78,597	$90,475	$111,067
United Kingdom & Other	16,643	9,856	14,485

	$95,240	$100,331	$125,552

Long-lived assets attributable to an individual country, other than the United States, are not material.

28. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $4,698, $5,690, and $6,525, for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company paid income taxes of $158, $66, and $639 for the years ended December 31, 2012, 2011, and 2010, respectively, and received income tax refunds of $134, $397, and $898 for the years ended December 31, 2012, 2011, and 2010, respectively.

In 2012, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. The Company recognized a net increase in additional paid-in capital of $928, a net increase of $23 in accumulated other comprehensive loss, and a decrease of $905 in non-controlling interest. See note 19.

•

The Company reclassified $6,446 from redeemable non-controlling interest to mandatorily redeemable equity interests in its consolidated balance sheets due to partnership withdrawals from PrinceRidge. See note 18.

•	The Company retired 50,400 shares of Common Stock it held in treasury. The Company recognized an increase of $328 in accumulated deficit and a decrease of $328 in treasury stock. See note 19.

•

The Company reclassified $4,824 from mandatorily redeemable equity interests (included as a component of accounts payable and other liabilities) to debt in its consolidated balance sheets related to the repurchase of certain mandatorily redeemable equity interests. The Company paid the debt of $4,824 in full in December 2012. See notes 17 and 18.

•

The Company recorded a reclassification of $1,841 from equity method investments (component of other assets) to other investments, at fair value in the consolidated balance sheets related to the reorganization of Star Asia Opportunity II and the creation of the Star Asia Special Situations Fund. See notes 3-F, 8, 9, 15, and 29.

In 2011, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. In addition, the Company acquired additional units of the Operating LLC in connection with the JVB acquisition and surrendered units of the Operating LLC in connection with the retirement of the Company’s Common Stock. The Company recognized a net decrease in additional paid-in capital of $8, a net increase of $4 in accumulated other comprehensive loss, and an increase of $12 in non-controlling interest. See note 19.

•	The Company transferred 54,452 shares of Star Asia in the amount of $476 to an employee for services rendered during 2010.

•	The Company transferred 371,950 warrants of various entities and 3,750 shares of common stock of a certain entity in the amount of $146 to certain employees for services rendered during 2011.

•

In connection with the consummation of the JVB acquisition (see note 4), the Company acquired the net assets of JVB for approximately $16,813, consisting of $14,956 in cash, 313,051 shares of the Company’s Common Stock for stock consideration of $1,531, and other liabilities of $326.

•

In connection with the consummation of the PrinceRidge acquisition (see note 4), the Company made a contribution of $45,000, consisting of cash, amounts payable, and all of the equity ownership interests of CCCM in exchange for an approximate 70% interest (consisting of equity and profit interests) in PrinceRidge. The remaining 30% interest in PrinceRidge not owned by the Company at the acquisition date represented a redeemable non-controlling interest of $18,502.

•

The Company exchanged $7,621 aggregate principal amount of the Old Notes for $7,621 aggregate principal amount of a new series of the New Notes. In addition, effective in October 2011, the Company completed a privately negotiated exchange of $500 in aggregate principal amount of 7.625% Contingent Convertible Senior Notes due 2027 for $500 aggregate principal amount of a new series of 10.50% Contingent Convertible Senior Noted due 2027. See note 17.

•

The Company retired 667,601 shares of Common Stock it had acquired during this period through a private transaction and in the open market. The Company recognized a decrease of Common Stock at par value of $1, a decrease of additional paid in capital of $1,487, and a decrease in treasury stock of $1,488. See note 19.

In 2010, the Company had no significant non-cash transactions that are not reflected on the statement of cash flows.

29. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2012, 2011, and 2010. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in tables at the end of this section.

A. RAIT

RAIT Financial Trust (“RAIT”) is a publicly traded REIT. It has been identified as a related party for periods prior to 2011 because (1) the chairman and chief executive officer of the Company was a trustee of RAIT until his resignation from that position on February 26, 2010 (and was formerly the chief executive officer of RAIT from December 2006 to February 2009); and (2) the chairman of RAIT until her resignation from that position effective December 31, 2010, is the mother of the Chairman and Chief Executive Officer of the Company.

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

TBBK maintained deposits for the Company in the amount of $36 and $91 as of December 31, 2012 and 2011, respectively. These amounts are not disclosed in the tables at the end of this section.

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

In December 2012, the Company purchased 2,400 shares of TBBK common stock in the open market for $26. As of December 31, 2012, the fair market value of the TBBK common stock was $26 and was included as a component of investments-trading on the Company’s consolidated balance sheets.

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

2. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate and the Chairman and Chief Executive officer of the Company is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

3. EuroDekania has been identified as a related party because the Chairman and Chief Executive Officer of the Company is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

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

5. Prior to MFCA’s merger with Tiptree in June 2011 (see note 3-F), MFCA had been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would be treated as an equity method affiliate of the Company; (ii) the Chairman and Chief Executive Officer of the Company was the former chairman of MFCA’s board and served as a member of the board until June 22, 2011; and (iii) the former president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. The Company had a management contract with MFCA. The Company had an investment in MFCA and had a shared services arrangement with MFCA. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Payments received under the shared services arrangement are disclosed as part of shared services (paid) / received in the tables at the end of this section. In 2011, MFCA merged into Tiptree. No employees of the Company serve on the board of Tiptree and Tiptree is not an equity method investee of the Company. Therefore, Tiptree is not a related party.

6. The Deep Value GP and the Deep Value GP II have been identified as related parties because the Deep Value GPs are equity method affiliates of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. The Company previously served as the investment advisor to these funds and sold these contracts in March 2011. See note 5.

7. Deep Value (as a group) has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeder funds in which the Company had an investment would be treated as equity method affiliates of the Company. The Company had a management contract with and an investment in Deep Value. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. The Company previously served as the investment advisor to these funds and sold these advisory contracts in March 2011. See note 5.

8. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

9. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

10. The Duart Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore feeder fund in which the Company had an investment was treated as an equity method affiliate of the Company. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. See note 3-F.

11. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

12. Star Asia Capital Management has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

13. Star Asia Opportunity II has been identified as a related party because it was an equity method investee of the Company until its reorganization in December 2012. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

14. The Star Asia Special Situations Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the investment the Company has in the Star Asia Special Situations Fund would be treated as an equity method affiliate of the Company. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains and losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

15. SAA Manager serves as the external manager of the Star Asia Special Situations Fund. SAA Manager has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

16. SAP GP has been identified as a related party because the SAP GP is an equity method affiliate of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F. During the year ended December 31, 2012, the Company did not make an investment or recognize any income or loss under the equity method related to this entity.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the years ended December 31, 2012, 2011, and 2010, respectively, which are described above. Amounts shown as shared services (paid) / received are included as a component of operating expense in the Company’s consolidated statements of operations:

RELATED PARTY TRANSACTIONS

Year ended December 31, 2012

(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions and other income		Income /(loss) from equity method affiliates	Shared Services (Paid) / Received
			Dividend income and other	Gain/ (Loss)
CBF	$64	$—	$—	$—	$—	$—
TBBK	—	156	—	—	—	—
Star Asia	—	—	—	(7,274)	—	—
Star Asia Manager	—	—	—	—	1,101	—
Star Asia SPV	—	—	—	—	1,581	—
Star Asia Opportunity	—	—	—	—	544	—
Star Asia Opportunity II	—	—	—	—	(382)	—
Star Asia Capital Management	—	—	—	—	504	—
Star Asia Special Situations Fund	—	—	—	662	—	—
SAA Manager	—	—	—	—	(8)	—
EuroDekania	139	—	970	(331)	—	—
Deep Value	—	—	—	—	1,712	—

Total	$203	$156	$970	$(6,943)	$5,052	$—

RELATED PARTY TRANSACTIONS

Year ended December 31, 2011

(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions and other income		Income /(loss) from equity method affiliates	Shared Services (Paid) / Received
			Dividend income and other	Gain/ (Loss)
CBF	$273	$—	$—	$—	$—	$—
TBBK	—	658	—	—	—	—
Star Asia	—	—	38	(542)	—	—
Star Asia Manager	—	—	—	—	1,694	—
Star Asia SPV	—	—	—	—	702	—
Star Asia Opportunity	—	—	—	—	405	—
Star Asia Capital Management	—	—	—	—	44	—
EuroDekania	667	(101)	298	579	—	—
MFCA	—	—	32	71	—	9
Deep Value	452	—	—	(9)	4,351	—
Duart Fund	—	—	—	(456)	—	—
Duart Capital and other	—	—	—	—	(964)	—

Total	$1,392	$557	$368	$(357)	$6,232	$9

RELATED PARTY TRANSACTIONS

Year ended December 31, 2010

(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions and other income		Income/(loss) from equity method affiliates	Shared Services (Paid) / Received
			Dividend income	Gain/ (Loss)
Brigadier	$54	$—	$—	$64	$—	$—
RAIT	—	134	—	387	—	(10)
CBF	261	—	—	—	—	—
Star Asia	—	—	—	18,126	—	—
Star Asia Manager	—	—	—	—	834	—
Star Asia SPV	—	—	—	—	263	—
EuroDekania	667	138	—	525	—	—
MFCA	—	—	90	100	—	17
Deep Value	2,538	—	—	4,481	6,070	—
Duart Fund	—	—	—	(223)	—	—
Duart Capital	—	—	—	—	(1,283)	—

Total	$3,520	$272	$90	$23,460	$5,884	$7

The following related party transactions are non-routine and are not included in the tables above:

F. Initial Investment in the Star Asia Special Situations Fund

In December 2012, the Company made an initial investment of $1,841 into the Star Asia Special Situations Fund. See notes 3-F, 8, 9, and 15.

G. Additional Investment in Star Asia

In March 2010, the Company purchased 2,279,820 common shares of Star Asia for $1,334 and 1,139,910 units of Star Asia SPV for $4,058 (a total of $5,392) directly from Star Asia as part of a rights offering. See notes 8, 9, and 15.

In June 2010, the Company received an in kind distribution of $55 in the form of 109,890 shares of Star Asia from the Company’s equity method affiliate, Star Asia SPV. See note 15.

H. Subordinated Notes Payable

On August 27, 2010, the Company’s broker-dealer subsidiary, CCS, repurchased a total of $8,081 principal amount of Subordinated Notes for a total purchase price of $6,762, including accrued interest. The Company recognized a gain from repurchase of debt of $1,632 for the year ended December 31, 2010. See note 17. Of the $3,863 principal amount repurchased from related parties, $2,636 and $1,164 were repurchased from Daniel G. Cohen, the Company’s Chairman and Chief Executive Officer, and Christopher Ricciardi, the Company’s former president, respectively, for a purchase price, including accrued interest of $2,206 and $975 payable to Messrs. Cohen and Ricciardi, respectively. See note 17.

As of December 31, 2012 and 2011, the Company had no outstanding subordinated notes payable to the Company’s employees.

I.Resource Securities, Inc. (formerly known as Chadwick Securities, Inc.), a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”)

REXI is a publicly traded specialized asset management company in the commercial finance, real estate, and financial fund management sectors. It has been identified as a related party because (i) the chairman of the board of REXI is the father of the Company’s Chairman and Chief Executive Officer; and (ii) the chief executive officer of REXI is the brother of the Company’s Chairman and Chief Executive Officer. In September 2012, the Company paid a fee of $6 to Resource Securities, Inc. for its services as the introducing agent for a transaction in which the Company bought back $1,177 principal amount of subordinated notes payable from an unrelated third party. The $6 fee was treated as a reduction to the gain recognized on the repurchase of debt, which was included as a component of non-operating income / (expense) in the Company’s consolidated statements of operations for the year ended December 31, 2012. See note 17.

J. Directors and Employees

In addition to the employment agreements the Company has entered into with its Chairman and its Chief Financial Officer, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

30. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 29 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	December 31, 2012	December 31, 2011
Deep Value GP	$—	$29
Deep Value GP II	—	61
Star Asia Manager	98	50
Cohen Brothers Financial, LLC	90	306
Employees and other	264	233

Total Due from Related Parties	$452	$679

SCHEDULE I

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)

Balance Sheet

(Dollars in Thousands)

	December 31, 2012	December 31, 2011
Assets
Cash	$140	$—
Investment in IFMI, LLC	89,292	100,505
Net prepaid federal income taxes	28	274

Total assets	$89,460	$100,779

Liabilities
Accrued interest and other liabilities	$301	$631
Deferred income taxes	6,674	7,500
Debt	25,505	35,676

Total liabilities	32,480	43,807

Stockholders’ Equity
Preferred Stock:
Series A Voting Convertible Preferred Stock	—	—
Series B Voting Non-Convertible Preferred Stock	—	5
Series C Junior Participating Preferred Stock	—	—
Series D Voting Non-Convertible Preferred Stock	5	—
Common Stock	11	10
Additional paid-in capital	64,829	63,032
Accumulated deficit	(7,370)	(5,121)
Accumulated other comprehensive loss	(495)	(626)
Treasury stock	—	(328)

Total stockholders’ equity	56,980	56,972

Total liabilities and stockholders’ equity	$89,460	$100,779

See accompanying notes to condensed financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)

Statement of Operations

(Dollars in Thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues
Equity in undistributed earnings / (loss) from IFMI, LLC	$2,666	$(5,480)	$12,417

Total revenues	2,666	(5,480)	12,417

Operating income / (loss)	2,666	(5,480)	12,417

Non operating expense
Interest expense	(4,397)	(5,617)	(5,330)

Income / (loss) before income taxes	(1,731)	(11,097)	7,087
Income tax (benefit) / expense	(763)	(1,709)	(508)

Net income / (loss)	$(968)	$(9,388)	$7,595

See accompanying notes to condensed financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)

Statement of Cash Flows

(Dollars in Thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating activities
Net income / (loss)	$(968)	$(9,388)	$7,595
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Equity in undistributed earnings / (loss) of IFMI, LLC	(2,666)	5,480	(12,417)
Distributions from IFMI, LLC	15,943	8,346	13,233
Gain on repurchase from debt	(3)	(33)	(923)
Amortization of discount of debt	189	429	88
Change in current federal income receivable	246	12	(286)
Increase / (decrease) in accounts payable and other liabilities	(330)	9	(84)
Change in deferred income taxes	(826)	(1,708)	(509)

Net cash provided by operating activities	11,585	3,147	6,697

Financing activities
Repurchase of debt	(10,357)	(984)	(5,544)
Cash used to net share settle equity awards	(135)	(48)	(110)
Dividends paid to stockholders	(953)	(2,115)	(1,043)

Net cash used in financing activities	(11,445)	(3,147)	(6,697)

Net increase (decrease) in cash and cash equivalents	140	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$140	$—	$—

See accompanying notes to condensed financial statements.

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

The Company received cash distributions from IFMI, LLC of $15,943, $8,346, and $13,233 for the years ended December 31, 2012, 2011, and 2010, respectively.

INSTITUTIONAL FINANCIAL MARKETS, INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in Thousands, except share and per share information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended December 31, 2012 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. We have derived the unaudited consolidated statements of income data from our unaudited financial statements, which are not included in this Annual Report on Form 10-K. The quarterly financial results include all adjustments, consisting of normal recurring adjustments that we consider necessary for a fair presentation of our operating results for the quarters presented. Historical operating information may not be indicative of our future performance.

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenues	$23,377	$28,066	$25,037	$18,760	$23,682	$20,878	$23,457	$32,314

Operating expenses
Compensation and benefits	13,140	16,484	17,053	16,274	15,407	19,399	21,433	21,988
Business development, occupancy, equipment	1,825	1,520	1,276	1,174	1,349	1,942	1,835	1,439
Subscriptions, clearing, and execution	2,872	2,602	2,899	3,073	2,983	3,500	2,727	2,815
Professional fees and other operating	3,746	4,015	2,636	3,051	7,052	3,237	5,137	4,015
Depreciation and amortization	282	289	343	391	653	612	503	470

Total operating expenses	21,865	24,910	24,207	23,963	27,444	28,690	31,635	30,727

Operating income / (loss)	1,512	3,156	830	(5,203)	(3,762)	(7,812)	(8,178)	1,587

Non operating income / (expense)
Interest expense, net	(545)	(868)	(1,104)	(1,215)	(1,765)	(1,282)	(1,447)	(1,482)
Gain on repurchase of debt	—	83	—	3	33	—	—	—
Other income / (expense)	—	—	(4,357)	—	—	—	—	—
Income / (loss) from equity method affiliates	2,363	647	1,526	516	864	838	4,435	95

Income/(loss) before income taxes	3,330	3,018	(3,105)	(5,899)	(4,630)	(8,256)	(5,190)	200
Income tax expense / (benefit)	(723)	54	63	(9)	(232)	(571)	(133)	(213)

Net income / (loss)	4,053	2,964	(3,168)	(5,890)	(4,398)	(7,685)	(5,057)	413
Less: Net income / (loss) attributable to the non-controlling interest	1,092	956	(1,090)	(2,031)	(2,051)	(3,640)	(1,686)	38

Net income / (loss) attributable to IFMI.	$2,961	$2,008	$(2,078)	$(3,859)	$(2,347)	$(4,045)	$(3,371)	$375

Earnings / (loss) per common share — basic	$0.27	$0.19	$(0.19)	$(0.37)	$(0.23)	$(0.38)	$(0.31)	$0.03
Weighted average common shares outstanding — basic	10,881,662	10,849,220	10,756,257	10,443,752	10,211,421	10,594,916	10,901,448	10,819,955
Earnings / (loss) per common share — diluted	$0.26	$0.18	$(0.19)	$(0.37)	$(0.23)	$(0.38)	$(0.31)	$0.03
Weighted average common shares outstanding — diluted	16,573,190	16,176,898	16,008,259	15,695,754	15,463,423	15,853,092	16,185,004	16,125,155

Computation of earnings / (loss) per common share for each quarter are made independently of earnings / (loss) per common share for the year. Due to transactions affecting the weighted average number of shares outstanding in each quarter, the sum of the quarterly results per share does not equal the earnings / (loss) per common share for the year.