Form 10-K/A
period 2012-12-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2013-04-30
CIK 1270436

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

As of April 29, 2013, there were 12,237,104 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

INSTITUTIONAL FINANCIAL MARKETS, INC.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Annual Report on Form 10–K for the fiscal year ended December 31, 2012 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013, of Institutional Financial Markets, Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K and not included in the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

No attempt has been made with this Amendment to modify or update the other disclosures presented in the Original Filing, including the exhibits thereto, except that we have updated the number of outstanding shares of our common stock on the cover page of this report. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Unless otherwise noted or as the context otherwise requires, the term “the company,” “we,” “us,” or “our” refers to Institutional Financial Markets, Inc. and its subsidiaries.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Names of Directors and Biographical Information

Walter T. Beach, age 46, has served as our director since December 16, 2009 and is currently a member of our Nominating and Corporate Governance Committee. Mr. Beach has served as a director of Resource Capital Corp. (NYSE MKT: RSO) since March 2005. Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997. From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm’s investment decisions for its principal equity product. Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach has served as a director of The Bancorp, Inc., a publicly traded (NASDAQ: TBBK) Delaware bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999.

Rodney E. Bennett, age 72, has served as our director since October 15, 2003 and is currently a member of our Compensation Committee. Mr. Bennett was previously Chairman of the board of directors and Chairman of the audit committee of Sunset Financial Resources, Inc. (“Sunset”), prior to Sunset’s merger with Alesco Financial Trust (“AFT”), on October 6, 2006, and was also a member of Sunset’s special committee in connection with its merger with AFT. A career community banker, he has also served in various capacities and levels of management in banks in southeast Georgia, including chief executive positions. Since July 1991, Mr. Bennett has acted as a consultant to various Georgia banks and private companies. He is Finance Officer of FMR Burch Farms, a large farming and timber operation in South Georgia. He is currently Chairman of the board of directors and Chairman of the audit committee and a member of the loan committee of FirstAtlantic Bank in Jacksonville, Florida.

Daniel G. Cohen, age 43, has served as Chief Executive Officer and Chief Investment Officer of the Company since December 16, 2009 and as the Chairman of the Board of Directors since October 6, 2006. Mr. Cohen served as the executive Chairman of the Company from October 18, 2006 through December 16, 2009. In addition, Mr. Cohen has served as the Chairman of the board of managers of our majority owned subsidiary, IFMI, LLC, since 2001, as the Chief Investment Officer of IFMI, LLC since October 2008, and as Chief Executive Officer of IFMI, LLC since December 16, 2009. Mr. Cohen has been the Chairman and Chief Executive Officer of C&Co/PrinceRidge Partners LLC (formerly known as PrinceRidge Partners LLC)

(“PrinceRidge Partners”), an indirect subsidiary of the Company, since July 19, 2012. Mr. Cohen is also a director and the Chief Investment Officer of Cohen & Company Financial Management Limited, an indirect subsidiary of the Company and an Financial Conduct Authority regulated investment advisor and broker-dealer focusing on the European capital markets. Mr. Cohen is currently a director of Star Asia Finance, Limited (“Star Asia”), a permanent capital vehicle investing in Asian commercial real estate. Mr. Cohen previously served as Chief Executive Officer of RAIT Financial Trust (NYSE: RAS), a real estate finance company focused on the commercial real estate industry, from December 2006 when it merged with Taberna Realty Finance Trust to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position on February 26, 2010. Mr. Cohen was Chairman of the board of trustees of Taberna Realty Finance Trust from its inception in March 2005 until December 2006 and its Chief Executive Officer from March 2005 to December 2006. From 1998 to 2000, Mr. Cohen served as the Chief Operating Officer of Resource America Inc., a publicly traded asset management company with interests in energy, real estate and financial services. Mr. Cohen served as Chairman of Cohen Financial Group, Inc. since its inception in April 2007 until its liquidation in February 2012. Mr. Cohen served as a director of Muni Funding Company of America, LLC (“MFCA”), a company investing in middle-market non-profit organizations until it merged with Tiptree Financial Partners, L.P. in June 2011. Since 2000, Mr. Cohen has been the Chairman of the Board of Directors of The Bancorp, Inc. (NASDAQ: TBBK), a holding company for The Bancorp Bank, which provides various commercial and retail banking products and services to small and mid-size businesses and their principals in the United States. Mr. Cohen also served as the Chairman of the Board of Dekania Acquisition Corp. (NYSE: DEK), a publicly held business combination company focused on acquiring businesses that operate within the insurance industry, from its inception in February 2006 until December 2006, and remained a director of Dekania Acquisition Corp until its liquidation in February 2009. Mr. Cohen served as a member of the board of directors of TRM Corporation (OTC: TRMM), a publicly held consumer services company, from 2000 to September 2006 and as its Chairman from 2003 to September 2006. From 1997 to 1999, Mr. Cohen was a director of Jefferson Bank of Pennsylvania, a commercial bank acquired by Hudson United Bancorp in 1999. Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago. Mr. Cohen is also a Trustee of the List College Board of the Jewish Theological Seminary, a Trustee of the American Academy in Rome, and a Trustee of the Arete Foundation.

Thomas P. Costello, age 67, has served as our director and Chairman of our Audit Committee since October 6, 2006. Mr. Costello served as a trustee and Chairman of the audit committee of AFT’s board of trustees from January 2006 until Sunset’s merger with AFT. Mr. Costello served as a director for KPMG LLP from 2002 to 2004. Prior to that, he was employed at Arthur Andersen LLP for 35 years, including serving as National Practice Director from 1996 to 2002, where he was responsible for the accounting and audit practices of the Arthur Andersen offices in the southeast region of the United States. From 1985 to 1996, he served as partner in charge of the accounting and audit practice in Arthur Andersen’s Philadelphia office. Prior to that, he acted as engagement partner where he served clients in numerous industries and worked with both large multinational and small and mid-sized public companies. From December 2006 to February 2011 Mr. Costello served on the board of directors, and was the Chairman of the audit committee, of Advanta Corp., a Pennsylvania-based financial services company that is in the process of liquidation. Mr. Costello also is a member of the Board of Trustees of Thomas Jefferson University Hospital. Mr. Costello is a Certified Public Accountant.

G. Steven Dawson, age 55, has served as our director since January 11, 2005 and currently serves as the Chairman of our Nominating and Corporate Governance Committee and a member of our Investment Committee. Mr. Dawson was previously a member of the compensation committee and nominating and corporate governance committee for Sunset Financial Resources, Inc. and was also the Chairman of Sunset’s special committee in connection with Sunset’s merger with AFT. Mr. Dawson is a private investor and in addition to his current board activities noted above, he has, from time to time, served on the boards of other public and private companies. He currently serves on the board of directors of Medical Properties Trust (NYSE: MPW), a Birmingham, Alabama-based REIT specializing in the ownership of acute care facilities and related medical properties (Chairman of the audit committee) and American Campus Communities (NYSE: ACC), an Austin-based equity REIT focused on student housing (Chairman of the audit committee; member of the compensation committee). From 1990 to 2003, Mr. Dawson served as Chief Financial Officer of Camden Property Trust and its predecessors, a multi-family REIT based in Houston with apartment operations, construction and development activities throughout the United States.

Joseph M. Donovan, age 58, has served as our director since December 16, 2009 and currently serves as a member of the Compensation Committee and the Chairman of our Investment Committee. Mr. Donovan is currently retired. Prior to his retirement in January 2007, Mr. Donovan was Chairman of Credit Suisse’s ABS and debt financing group, which he led since March 2000. Prior to that, Mr. Donovan was a managing director and head of asset finance at Prudential Securities from 1998 to 2000 and at Smith Barney from 1995 to 1997. Mr. Donovan began his banking career at The First Boston Corporation in 1983, ultimately becoming a managing director at CS First Boston, where he served as Chief Operating Officer of the Investment Banking Department from 1992 to 1995. Mr. Donovan received his MBA from The Wharton School and has a degree in Accountancy from the University of Notre Dame. Mr. Donovan is the Non-Executive Chairman of the Board and Chairman of the audit committee of FLY Leasing Limited (formerly known as Babcock & Brown Air Limited) (NYSE: FLY), an aircraft leasing company headquartered in Dublin, Ireland. Mr. Donovan was a director of RAM Holdings, Ltd. (NASDAQ: RAMR), a Bermuda-based provider of financial guaranty reinsurance, until his resignation from that position on March 1, 2010. Mr. Donovan joined the board of directors of the Homeownership Preservation Foundation, a non-profit organization, in January 2010.

Jack Haraburda, age 74, has served as our director, a member of our Nominating and Corporate Governance Committee (except for a seven month period in 2010) and the Chairman of our Compensation Committee since October 6, 2006. Mr. Haraburda served as a trustee and Chairman of the compensation committee of AFT’s board of trustees from January 2006 until Sunset’s merger with AFT. Mr. Haraburda is the managing partner of CJH Securities Information Group, a professional coaching business. Mr. Haraburda served as managing director for the Philadelphia Complex of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 2003 to 2005. He has also served in various positions at Merrill Lynch from 1984 until 2003, including as managing director of Merrill Lynch’s Princeton Complex, resident Vice President of Merrill Lynch’s Philadelphia Main Line Complex, marketing director and national sales manager of Merrill Lynch Life Agency and Chairman of Merrill Lynch Metals Company. From 1980 to 1984, he was managing director of Comark Securities, a government securities dealer. From 1968 until 1980, he served as a financial advisor, national sales manager for the Commodity Division, manager of the Atlanta Commodity Office and the Bala Cynwyd office of Merrill Lynch.

Neil S. Subin, age 48, is Chairman of the Board of Broadbill Investment Partners, LP, a private investment fund, since 2011. Mr. Subin founded and has been the managing director and president of Trendex Capital Management, a private investment fund focusing primarily on financially distressed companies, since its formation in 1991. Prior to forming Trendex Capital, Mr. Subin was a private investor from 1988 to 1991 and was an associate with Oppenheimer & Co. from 1986 to 1988. Mr. Subin has served as a director of Phosphate Holdings, Inc. (OTC: PHOS.PK) since November 2010, as a director of Hancock Fabrics, Inc. (OTC: HKFI.PK), since August 2009, as a director of Primus Telecommunications Group, Incorporated (OTCBB: PMUG.OB) since July 2009, and as a director of Federal-Mogul Corporation (NASDAQ: FDML) since December 2007. Mr. Subin served as a director of Movie Gallery, Inc. (OTC: MOVIQ.PK), from May 2008 to December 2010 and a director of FiberTower Corporation (NASDAQ: FTWR) from December 2001 to December 2009.

Lance Ullom, age 44, has served as our director and a member of our Audit Committee since October 6, 2006, and also serves as a member of our Investment Committee. Prior to becoming a director of the Company, he served as a trustee and Chairman of the nominating and corporate governance committee of AFT’s board of trustees as well as a member of the compensation committee. Mr. Ullom is currently a financial professional affiliated with Carillon Capital Partners, a boutique investment bank. From January 2000 to November 2007, he was employed at E*TRADE Global Asset Management (“ETGAM”). Mr. Ullom held various senior positions at ETGAM, including Executive Vice President. In the capacity of Executive Vice President, he supervised all of ETGAM’s investment activities in mortgage-backed securities and other asset-backed securities, mortgage loans, commercial lending, municipal securities, trust preferred securities, derivative products and structured securities. From 1996 to 2000, Mr. Ullom worked at Arbor Capital, a licensed broker-dealer/mortgage hedge fund based in New York City, where he was responsible for trading structured bonds and whole loans. From 1991 to 1996, Mr. Ullom worked at Barclay Investments in various capacities including sales and trading.

Charles W. Wolcott, age 60, has served as our director since September 26, 2005 and is currently a member of our Audit Committee. He previously served as a member of Sunset’s special committee in connection with its merger with AFT. Since April 2008, Mr. Wolcott has served as President and Chief Executive Officer of Highland Resources, Inc., a commercial real estate company. From 2006 to 2008 he served as an advisor to Allied-Wolcott Company LLC, a company that specializes in the area of conservation real estate transactions. From August 2007 to February 2011, he served as a director to Desert Capital REIT, Inc. (public but non-listed), a Las Vegas-based commercial mortgage REIT. From 2002 to 2006, he was the President and Chief Executive Officer of Tecon Corporation, a diversified real estate business operator. From 1993 to 2001, he was the President and Chief Executive Officer of American Industrial Properties REIT, a REIT previously listed on the NYSE that specialized in light industrial and office/flex space. From 1984 to 1992, Mr. Wolcott served in various capacities at Trammell Crow Company, a real estate company, including Partner of Trammell Crow Ventures and President and Chief Executive Officer of Trammell Crow Asset Services.

Names of Executive Officers and Biographical Information

Set forth below is information regarding our executive officers as of April 30, 2013.

Name	Age	Position

Daniel G. Cohen	43	Chairman, Chief Executive Officer and Chief Investment Officer

Joseph W. Pooler, Jr.	47	Executive Vice President, Chief Financial Officer and Treasurer

Daniel G. Cohen, age 43, has served as Chief Executive Officer and Chief Investment Officer of the Company since December 16, 2009, as the Chairman of the Board of Directors since October 6, 2006 and as the executive Chairman of the Company from October 18, 2006 through December 16, 2009. See Item 10 “Directors, Executive Officers and Corporate Governance – Names of Directors and Biographical Information” above for Mr. Cohen’s biographical information.

Joseph W. Pooler, Jr., age 47, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since December 16, 2009 and as IFMI, LLC’s Chief Financial Officer since November 2007 and as Chief Administrative Officer since May 2007. From July 2006 through November 2007, he also served as Senior Vice President of Finance of IFMI, LLC. From November 2007 through March 2009, Mr. Pooler also served as Chief Financial Officer of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations. Prior to joining IFMI, LLC, from 1999 through 2005, Mr. Pooler held key management positions at Pegasus Communications Corporation (now known as Xanadoo Company (OTC: XAND), which operated in the direct broadcast satellite television and broadcast television station segments. While at Pegasus, Mr. Pooler held various positions including Chief Financial Officer, Principal Accounting Officer, and Senior Vice President of Finance. From 1993 through 1999, Mr. Pooler held various management positions with MEDIQ, Incorporated, including Corporate Controller, Director of Operations, and Director of Sales Support. Mr. Pooler holds a B.A. from Ursinus College, an M.B.A. from Drexel University, and was a Certified Public Accountant in the Commonwealth of Pennsylvania (license lapsed).

No director or executive officer was selected as a result of any arrangement or understanding between the director or executive officer or any other person. All executive officers are appointed annually by, and serve at the discretion of, our Board of Directors.

Family Relationships

There is no family relationship between any of our directors or executive officers.

Legal Proceedings

None of our directors or executive officers has been involved in any events enumerated under Item 401(f) of Regulation S-K during the past ten years that are material to an evaluation of the ability or integrity of such persons to be our directors or executive officers.

No material proceedings exist in which any of our directors or executive officers is an adverse party to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock, which are referred to in this report as “reporting persons,” to file reports of ownership and changes in ownership with the SEC. Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by them with the SEC. To our knowledge, based solely on our review of the copies of the Section 16(a) forms furnished to us or upon written representations from certain of these reporting persons that no other reports were required, all Section 16(a) filing requirements applicable to the reporting persons were timely filed during our 2012 fiscal year.

Code of Business Conduct and Ethics

We have established a Code of Business Conduct and Ethics (the “Code of Ethics”), which sets forth basic principles of conduct and ethics to guide all of our employees, officers and directors. The purpose of the Code of Ethics is to:

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

The Code of Ethics is available on our website at http://www.ifmi.com and is also available in print free of charge to any stockholder who requests a copy by submitting a written request to Institutional Financial Markets, Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104, attention: Corporate Secretary.

Recommendation of Nominees to Our Board of Directors

Information concerning our procedures by which stockholders may recommend nominees to our board of directors is set forth in our proxy statement relating to our 2012 annual meeting of stockholders under the heading “Corporate Governance and Board of Directors Information—Recommendation of Nominees to Our Board of Directors.” We have not made any material changes to these procedures since they were last disclosed in our proxy statement.

Audit Committee and Financial Expert

We have a separately designated standing Audit Committee of our Board of Directors, as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is comprised of three of our independent directors: Messrs. Costello, Ullom and Wolcott. Mr. Costello is the Chairman of our Audit Committee. Our Board of Directors has determined that each of the members of our Audit Committee is “independent” within the meaning of the rules of the NYSE MKT and the SEC and that each of the members of our Audit Committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE MKT. In addition, our Board of Directors has determined that Mr. Costello is an “audit committee financial expert” as defined by the SEC. Our Audit Committee operates under a written charter that was originally adopted in 2006 and amended in 2007 and 2009. A copy of the charter may be found on our website at http://www.ifmi.com and will be provided in print, free of charge, to any stockholder who requests a copy by submitting a written request to Rachael Fink, our Secretary, at Institutional Financial Markets, Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

Our Audit Committee has responsibility for engaging independent registered public accounting firms, reviewing with them the plans and results of the audit engagement, approving the professional services they provide to us, reviewing their independence and considering the range of audit and non-audit fees. Our Audit Committee assists our Board of Directors with oversight of (a) the integrity of our financial statements; (b) our compliance with legal and regulatory requirements; (c) the qualifications, independence and performance of the registered public accounting firm that we employ for the audit of our financial statements; and (d) the performance of the people responsible for our internal audit function. Among other things, our Audit Committee prepares the Audit Committee report for inclusion in our annual proxy statement, conducts an annual review of its charter, and evaluates its performance on an annual basis. Our Audit Committee also establishes procedures for the receipt, retention, and treatment of complaints that we receive regarding accounting, internal accounting controls and auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Our Audit Committee has the authority to retain counsel and other experts or consultants at our expense that it deems necessary or appropriate to enable it to carry out its duties without seeking approval of our Board of Directors.

ITEM 11	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table summarizes the executive compensation earned by the Company’s named executive officers in 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)		Total ($)
Daniel G. Cohen	2012	314,444	(6)		266,000	(8)	—	900,000	(11)	—	4,116		1,484,560
Chief Executive Officer, Chief Investment Officer and Chairman of the Board of Directors of the Company, Chairman of the board of managers of PrinceRidge Partners (3)	2011	600,000	(7)	—	—		—	—		—	4,766		604,766

Joseph W. Pooler, Jr.	2012	400,000			46,550	(8)	—	250,000	(11)	—	8,183		704,733
Executive Vice President, Chief Financial Officer & Treasurer (4)	2011	400,000		137,018	44,100	(9)	—	87,982	(12)	—	8,033		677,133

John P. Costas	2012	111,111		—	—		—	—		—	1,052,743	(13)	1,163,854
former Chairman of the board of managers of PrinceRidge Partners (5)	2011	116,667		—	3,145,156	(10)	—	—		—	—		3,261,823

(1)	Amounts in this column represent the grant date fair value of the restricted stock award, computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“FASB ASC 718”). The assumptions used in the calculations of these amounts are included in note 20 to the Company’s audited financial statements for the year ended December 31, 2012 in the Company’s Annual Report on Form 10-K. Amounts do not correspond to the actual value that may be recognized by the named executive officer.
(2)	Other than with respect to John P. Costas, the former Chairman of the board of managers of PrinceRidge Partners (see notes 10 and 13 below), amounts in this column represent 401(k) plan matching contributions made by the Company and life insurance premium payments paid by the Company on behalf of the Executive.
(3)	Mr. Cohen has served as the Company’s Chairman of the Board of Directors since October 6, 2006, as the Company’s Chief Executive Officer and Chief Investment Officer since December 16, 2009, and as Chairman of the board of managers of PrinceRidge Partners since July 19, 2012.
(4)	Mr. Pooler has served as the Company’s Executive Vice President and Chief Financial Officer and Treasurer since December 16, 2009.

(5)	Mr. Costas served as the Chairman of the board of managers of PrinceRidge Partners (see note 13 below) until July 19, 2012. Mr. Costas has been included in this chart as he is a named executive officer under SEC rules.
(6)	On February 18, 2010, the Company and IFMI, LLC entered into an Employment Agreement with Daniel G. Cohen, which was amended on December 18, 2012 by Amendment No. 1 to Employment Agreement (as so amended, the “Cohen IFMI Agreement”). Pursuant to the Cohen IFMI Agreement, Mr. Cohen serves as the Chairman, Chief Executive Officer and Chief Investment Officer for both the Company and its majority owned subsidiary, IFMI, LLC. Under the Cohen IFMI Agreement, Mr. Cohen’s minimum base salary is $1,000,000. The Company and Mr. Cohen agreed that effective as of July 1, 2011, Mr. Cohen would forgo his salary under the Cohen IFMI Agreement. However, on September 18, 2012, the Compensation Committee approved an increase in Mr. Cohen’s annual guaranteed cash compensation under the Cohen IFMI Agreement to $400,000 per year.

In addition to the Cohen IFMI Agreement, on May 31, 2011, Mr. Cohen entered into an Executive Agreement (the “Cohen PrinceRidge Agreement”), with C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) (“PrinceRidge”). Under the Cohen PrinceRidge Agreement, Mr. Cohen serves as the Chief Investment Officer, and Managing Director and Head of the Structured Products division of PrinceRidge.

In 2012, Mr. Cohen received $114,444 of salary under the Cohen IFMI Agreement, and an annual guaranteed payment of $200,000 under the Cohen PrinceRidge Agreement.

(7)	Because Mr. Cohen agreed that, effective as of July 1, 2011, Mr. Cohen would forgo his salary under the Cohen IFMI Agreement, he received only half of his salary, or an aggregate of $500,000, under the Cohen IFMI Agreement in 2011.

Under the Cohen PrinceRidge Agreement, Mr. Cohen is entitled to receive an annual guaranteed payment of $200,000. Because Mr. Cohen did not receive any guaranteed payment with respect to June 2011 under the Cohen PrinceRidge Agreement, Mr. Cohen received only half of his annual guaranteed payment, or an aggregate of $100,000, under the Cohen PrinceRidge Agreement in 2011.

(8)	Effective January 15, 2013, 200,000 restricted shares of our common stock were awarded to Mr. Cohen, and 35,000 restricted shares of our common stock were awarded to Mr. Pooler, in each case based on their respective performance in 2012 and as more fully discussed below. The grant date fair value per share for these restricted shares was $1.33. These restricted shares were awarded under the 2010 Long-Term Incentive Plan, and will vest as follows: with regard to Mr. Cohen, 100,000 shares will vest on December 31, 2013 and the remaining 100,000 shares will vest on December 31, 2014, in each case, so long as Mr. Cohen is then employed by the Company or any of its subsidiaries; and with regard to Mr. Pooler, 17,500 shares will vest on December 31, 2013 and the remaining 17,500 shares will vest on December 31, 2014, in each case, so long as Mr. Pooler is then employed by the Company or any of its subsidiaries.
(9)	Effective March 9, 2012, 30,000 restricted shares were awarded to Mr. Pooler based on his performance in 2011. The grant date fair value per share for these restricted shares was $1.47. These restricted shares were awarded under the 2010 Long-Term Incentive Plan. Of these restricted shares, 15,000 shares vested on December 31, 2012, and 15,000 shares will vest on December 31, 2013 so long as Mr. Pooler is then employed by the Company or any of its subsidiaries.
(10)	On May 31, 2011, we completed the initial closing contemplated by the Contribution Agreement, dated April 19, 2011, by and among IFMI, LLC, PrinceRidge and PrinceRidge Partners, whereby we acquired an approximate 70% interest in each of PrinceRidge and PrinceRidge Partners. In connection with our acquisition of PrinceRidge and PrinceRidge Partners, IFMI, LLC entered into the Executive Agreement, dated as of May 31, 2011, by and among IFMI, LLC, PrinceRidge and Mr. Costas (the “Costas Agreement”), pursuant to which 424,371 restricted shares of our common stock were awarded to Mr. Costas under the 2010 Long-Term Incentive Plan. The grant date fair value per share for these restricted shares was $3.70 (for an aggregate fair value of $1,570,173). These restricted shares were scheduled to vest as follows: 254,622 shares were scheduled to vest on December 31, 2012, and 169,749 were scheduled to vest on December 31, 2013. In addition, in connection with our acquisition of PrinceRidge and PrinceRidge Partners, effective May 31, 2011, PrinceRidge issued to Mr. Costas 9,336 restricted Class A Units (consisting of 9,336 Profit Units and 9,336 Equity Units of PrinceRidge). The grant date fair value per unit for these restricted Class A Units was $168.70 (for an aggregate fair value of $1,574,983). The restricted units were scheduled to vest as follows: 3,735 units were scheduled to vest on December 31, 2012, 1,867 units were scheduled to vest on December 31, 2013, 1,867 units were scheduled to vest on December 31, 2014, and the remaining 1,867 units were scheduled to vest on December 31, 2015. On July 19, 2012, Mr. Costas agreed to forfeit the restricted shares of our common stock as well as the restricted units of PrinceRidge. See note 13 below.
(11)	Amounts reflect awards under our Company’s Cash Bonus Plan, as more fully discussed below. Pursuant to the terms and conditions of the award agreement, the award began to vest commencing on January 31, 2013, and 11.11% of the remaining award vests on the last day of the eight successive calendar months thereafter, such that the award will be considered to be 100% vested as of September 30, 2013. If the executive officer voluntarily resigns or is terminated for cause prior to September 30, 2013, the executive is obligated to repay to the Company any unvested net amounts of the award which were paid to the executive.
(12)	Amounts reflect awards under our Company’s Cash Bonus Plan, as more fully discussed below.
(13)	Pursuant to the Separation, Release and Repurchase Agreement (the “Costas Separation Agreement”), entered into on July 19, 2012 by and among Mr. Costas, the Company, IFMI, LLC, PrinceRidge, and PrinceRidge Partners, Mr. Costas received an aggregate of $1,052,743 as a severance payment in connection with his departure from PrinceRidge and PrinceRidge Partners.

At the beginning of 2011, the Compensation Committee established performance targets for 2011 incentive plan compensation for each of the executive officers at such time based on (a) total revenues (weighted at 25%), and (b) net income (weighted at 75%). The base line amount of each performance target was set by the Compensation Committee at 100% of the actual results in fiscal 2010; the minimum amount of each performance target was set at 70% of the actual results in fiscal 2010; and the maximum amount of each performance target was set at 150% of the actual results in fiscal 2010. The Company achieved at least 70% of the total revenues performance target but did not achieve at least 70% of the net income performance target. Although such named executive officers were eligible to receive incentive plan compensation based on achievement of the minimum total revenues performance target, the Compensation Committee in its discretion decided not to award any incentive plan compensation to Mr. Cohen with respect to the Company’s fiscal 2011 performance. The Compensation Committee in its discretion increased Mr. Pooler’s cash incentive compensation from the amount determined in accordance with the formula previously established based upon Mr. Pooler’s individual accomplishments in fiscal 2011. The amount of the cash incentive compensation paid to Mr. Pooler based upon the previously established formula is reflected under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. The amount of the discretionary increase in the cash incentive compensation paid to Mr. Pooler is reflected under “Bonus” in the Summary Compensation Table. The Compensation Committee also made an award of restricted stock, which is reflected under “Stock Awards” in the Summary Compensation Table, to Mr. Pooler based upon the achievement by the Company of the minimum total revenues target.

At the beginning of 2012, the Compensation Committee established performance targets for 2012 incentive plan compensation for each of the executive officers at such time based on (a) total revenues (weighted at 25%), and (b) pre-tax net income (weighted at 75%). The baseline amount of each performance target was set by the Compensation Committee at 100% of the board approved 2012 budget; the achievement of each performance target would result in a baseline cash incentive award and a baseline equity incentive award for each of the executive officers. The baseline cash incentive award amounts also could, subject to Compensation Committee approval, increase in 20% increments for every 10% increase in performance above the baseline performance targets, and decrease in 20% increments for every 10% shortfall in performance below the baseline performance targets. The baseline equity incentive award amounts could, subject to Compensation Committee approval, decrease in 20% increments for every 10% decrease in performance below the baseline performance targets, but could not increase above the baseline award amounts. After the Compensation Committee considered certain adjustments to the total revenue and pre-tax income performance in 2012, the Company achieved 100% of the adjusted baseline total revenue performance target and achieved 92% of the adjusted baseline pre-tax net income performance target. Although our named executive officers were eligible to receive higher incentive plan compensation based on these levels of achievement, the Compensation Committee in its discretion decided to award 48% of the calculated cash incentive award and 20% of the calculated equity incentive award for the Company’s fiscal 2012 performance. The amount of the cash incentive compensation paid to Mr. Cohen and Mr. Pooler based upon the previously established formula is reflected under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. The amount of the equity incentive compensation paid to Mr. Cohen and Mr. Pooler based upon the previously established formula is reflected under “Stock Awards” in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table summarizes the equity awards the Company has made to each of the named executive officers that were outstanding as of December 31, 2012.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($) (1)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel G. Cohen	—	—	—	—	—	—		—	—	—

Joseph W. Pooler, Jr.						15,000	(2)	18,000

John P. Costas	—	—	—	—	—	—		—	—	—

(1)	The amounts set forth in this column equal the number of restricted shares of common stock indicated multiplied by the close of the Company’s common stock ($1.20) as reported by the NYSE MKT on December 31, 2012.
(2)	Effective March 9, 2012, 30,000 restricted shares of our common stock were awarded to Mr. Pooler, based on his performance in 2011. These restricted shares were awarded under the 2010 Long-Term Incentive Plan and 15,000 restricted shares vested on December 31, 2012 and the remaining 15,000 restricted shares will vest on December 31, 2013.

Employment Agreements; Termination of Employment and Change of Control Arrangements

Employment Agreements with Named Executive Officers

Daniel G. Cohen, Chief Executive Officer, Chief Investment Officer and Chairman of the Board of Directors

Pursuant to the Cohen IFMI Agreement, Mr. Cohen will serve as the Chairman, Chief Executive Officer and Chief Investment Officer for both the Company and its majority owned subsidiary, IFMI, LLC. The initial term of the Cohen IFMI Agreement ended on December 31, 2012, however, pursuant to the terms of the Cohen IFMI Agreement, the term renewed automatically for an additional one year period at such time and will continue to be renewed for additional one year periods at the end of any renewed term unless terminated by either of the parties in accordance with the terms of the Cohen IFMI Agreement. The Cohen IFMI Agreement provides that Mr. Cohen’s minimum base salary will remain $1,000,000 per annum through December 31, 2010 and that Mr. Cohen’s base salary for fiscal years after 2010 will be determined by the Compensation Committee.

During the term of the Cohen IFMI Agreement, in addition to base salary, for each fiscal year of the Company ending during the term, Mr. Cohen has the opportunity to receive an annual cash bonus in an amount and on such terms to be determined by the Compensation Committee. Although the Cohen IFMI Agreement does not provide for any specific equity awards, it does provide that Mr. Cohen will be entitled to participate in any Company equity compensation plan in which he is eligible to participate, and may, without limitation, be granted, in accordance with any such plan, options to purchase shares of the Company’s common stock, shares of restricted stock, and other equity awards in the discretion of the Compensation Committee.

The Cohen IFMI Agreement provides that Mr. Cohen may participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that may be available to other senior executives of the Company generally, in each case to the extent that Mr. Cohen is eligible under the terms of such plans or programs.

Pursuant to the Cohen IFMI Agreement, in the event Mr. Cohen is terminated by the Company due to his death or disability, Mr. Cohen (or his estate or beneficiaries, as the case may be) shall be entitled to (a) any base salary and other benefits earned and accrued prior to the date of termination; (b) a single-sum payment equal to the value of his base salary that would have been paid to him for the remainder of the year in which the termination occurs; (c) without duplication of amounts due under (a) and (b), a single-sum payment equal to the value of the highest bonus earned by Mr. Cohen in the one year period preceding the date of termination, multiplied by a fraction (x) the numerator of which is the number of days in the fiscal year preceding the termination and (y) the denominator of which is 365; and (d) all of his outstanding unvested equity-based awards becoming fully vested and immediately exercisable, as applicable, subject to the terms of such awards.

If Mr. Cohen terminates his employment without “Good Reason” (as defined in the Cohen IFMI Agreement) or the Company terminates his employment for “Cause” (as defined in the Cohen IFMI Agreement), Mr. Cohen will only be entitled to any base salary and other benefits earned and accrued prior to the date of termination. If Mr. Cohen terminates his employment with “Good Reason,” the Company terminates his employment without “Cause,” or the Company chooses not to renew the Cohen IFMI Agreement at its termination, Mr. Cohen is entitled to a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Mr. Cohen over the three calendar years prior to the date of such termination or non-renewal; provided, that if the calculation of such payment yields less than $3,000,000, then Mr. Cohen is entitled to receive a single-sum payment of $3,000,000.00 in lieu of such amount.

In the event of a “Change of Control” (as defined in the Cohen IFMI Agreement), all of Mr. Cohen’s outstanding unvested equity-based awards become fully vested and immediately exercisable, as applicable, subject to the terms of such awards. If Mr. Cohen remains with the Company through the first anniversary of a “Change of Control,” but leaves the Company within six months thereafter, such termination will be treated as a termination for “Good Reason,” and Mr. Cohen will be entitled to the compensation set forth in the preceding paragraph.

Pursuant to the Cohen IFMI Agreement, if any amount payable to or other benefit to which Mr. Cohen is entitled would be deemed to constitute a “parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”)), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Cohen, which is deemed to constitute a parachute payment and would result in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments shall be reduced (but not below zero) so that the maximum amount is $1.00 less than the amount which would cause the parachute payments to be subject to the excise tax. However, if the reduction of the parachute payments is equal to or greater than $50,000, then there will not be any reduction and the full amount of the parachute payment will be payable to Mr. Cohen.

All termination payments, other than for death or disability, are subject to Mr. Cohen signing a general release.

The Cohen IFMI Agreement contains a non-competition provision restricting Mr. Cohen’s ability to engage in certain activities that are competitive with the Company for a period of six months after the end of the term of the Cohen IFMI Agreement. The Cohen IFMI Agreement also contains customary confidentiality provisions.

In addition to the Cohen IFMI Agreement, on May 31, 2011, Mr. Cohen entered into the Cohen PrinceRidge Agreement, with PrinceRidge, pursuant to which Mr. Cohen will serve as the Chief Investment Officer, and Managing Director and Head of the Structured Products division of PrinceRidge. The initial term of the Cohen PrinceRidge Agreement ends on December 31, 2013, however, the term will be renewed automatically for additional one year periods, unless terminated by either of the parties in accordance with the terms of the Cohen PrinceRidge Agreement.

Pursuant to the Cohen PrinceRidge Agreement, Mr. Cohen will be entitled to receive a guaranteed payment (the “Cohen Guaranteed Payment”). Mr. Cohen’s Guaranteed Payment for 2011 was $200,000, of which Mr. Cohen collected only $100,000, as described below. For 2012 and 2013, the Cohen Guaranteed Payment will be equal to $200,000, plus the amount of the Initial Annual Allocation (the “Cohen Initial Annual Allocation”), for the immediately preceding year, if any. “Initial Annual Allocation” is defined in the Cohen PrinceRidge Agreement as an amount equal to 20% of the “Adjusted Profit” (as defined in the Cohen PrinceRidge Agreement) of PrinceRidge, up to a maximum of $800,000. The Cohen Initial Annual Allocation for 2011 was $0. Consequently, the Cohen Guaranteed Payment for 2012 will be equal to $200,000. The Cohen Guaranteed Payment for 2013 will be equal to $200,000, plus the amount of the Cohen Initial Annual Allocation in 2012, if any.

In addition to the Cohen Initial Annual Allocation, Mr. Cohen is entitled to an annual allocation from PrinceRidge equal to 8 1/3% of “Post-Initial Allocation Profit” (as defined in the Cohen PrinceRidge Agreement) of PrinceRidge (the “Cohen Supplemental Annual Allocation”). Subject to certain conditions, for a period of 60 days following the payment of the Cohen Initial Annual Allocation and the Cohen Supplemental Annual Allocation, Mr. Cohen has the opportunity to purchase additional units (the value of which cannot exceed the amount of the Cohen Initial Annual Allocation and the Cohen Supplemental Annual Allocation) of PrinceRidge at a price based on the then-current book value of PrinceRidge.

The Cohen PrinceRidge Agreement provides that Mr. Cohen may participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that may be available to other senior executives of PrinceRidge generally, in each case to the extent that Mr. Cohen is eligible under the terms of such plans or programs.

Pursuant to the Cohen PrinceRidge Agreement, in the event Mr. Cohen is terminated by PrinceRidge due to his death or disability, Mr. Cohen (or his estate or beneficiaries, as the case may be) shall be entitled to receive (a) any Cohen Guaranteed Payment and other benefits (including any allocations (the “Cohen Prior Year Allocations”), for a fiscal year completed before termination of the Cohen PrinceRidge Agreement but not yet paid) earned and accrued under the Cohen PrinceRidge Agreement prior to the date of termination, as well as any Cohen Initial Annual Allocation and Cohen Supplemental Annual Allocation (the “Cohen Partial Year Allocations”), for any portion of a fiscal year completed before termination and earned and accrued but not yet paid under the Cohen PrinceRidge Agreement prior to the termination of the Cohen PrinceRidge Agreement; (b) a single-sum payment equal to the Cohen Guaranteed Payment that would have been paid to him for the remainder of the year in which the termination occurs; (c) a single-sum payment equal to the sum of (1) the Cohen Initial Annual Allocation, and (2) the Cohen Supplemental Annual Allocation earned by Mr. Cohen, if any, in the fiscal year preceding the date of termination (which amount shall be annualized to the extent the termination occurs prior to the completion of a full fiscal year), multiplied by a fraction (x) the numerator of which is the number of days in the fiscal year preceding the termination, and (y) the denominator of which is 365.

If Mr. Cohen terminates his employment without “Good Reason” (as defined in the Cohen PrinceRidge Agreement) or PrinceRidge terminates his employment for “Cause” (as defined in the Cohen PrinceRidge Agreement), then Mr. Cohen will only be entitled to any Cohen Guaranteed Payment and other benefits (including Cohen Prior Year Allocations and Cohen Partial Year Allocations) earned and accrued prior to the date of termination.

If Mr. Cohen terminates his employment with Good Reason, or PrinceRidge terminates his employment without Cause, then Mr. Cohen will be entitled to receive (a) a single-sum payment equal to accrued but unpaid Cohen Guaranteed Payments and other benefits (including any Cohen Prior Year Allocations), as well as the Cohen Partial Year Allocations, (b) a single-sum payment of an amount equal to three times (1) the average of the Cohen Guaranteed Payment amounts paid to Mr. Cohen over the three calendar years prior to the date of termination, (2) if less than three years have elapsed between the date of the Cohen PrinceRidge Agreement and the date of termination, the highest Cohen Guaranteed Payment paid to Mr. Cohen in any calendar year prior to the date of termination, or (3) if less than 12 months have elapsed from the date of the Cohen PrinceRidge Agreement to the date of termination, the highest Cohen Guaranteed Payment received in any month times 12; and (c) a single-sum payment equal to the sum of (1) the Cohen Initial Annual Allocation and (2) the Cohen Supplemental Annual Allocation earned by the Mr. Cohen, if any, in the fiscal year preceding the date of termination (which amount shall be annualized to the extent the termination occurs prior to the completion of a full fiscal year), multiplied by a fraction (x) the numerator of which is the number of days in the fiscal year preceding the termination, and (y) the denominator of which is 365.

Under the Cohen PrinceRidge Agreement, in the event of a “Change of Control” of the Company (as defined in the Cohen PrinceRidge Agreement), all of Mr. Cohen’s outstanding unvested equity-based awards become fully vested and immediately exercisable, as applicable.

Pursuant to the Cohen PrinceRidge Agreement, if any amount payable to or other benefit to which Mr. Cohen is entitled would be deemed to constitute a “parachute payment” (as defined in Section 280G of the Code), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Cohen, which is deemed to constitute a parachute payment and would result in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments shall be reduced (but not below zero) so that the maximum amount is $1.00 less than the amount which would cause the parachute payments to be subject to the excise tax. However, if the reduction of the parachute payments is equal to or greater than $50,000, then there will not be any reduction and the full amount of the parachute payment will be payable to Mr. Cohen.

All termination payments, other than for death or disability, are subject to Mr. Cohen signing a general release. The Cohen PrinceRidge Agreement contains a non-competition provision restricting Mr. Cohen’s ability to engage in certain activities that are competitive with PrinceRidge for a period of three months after the end of the term of the Cohen PrinceRidge Agreement. The Cohen PrinceRidge Agreement also contains customary confidentiality provisions.

Under the Cohen IFMI Agreement, Mr. Cohen’s minimum base salary is $1,000,000. In addition, under the Cohen PrinceRidge Agreement, Mr. Cohen is entitled to receive an annual “guaranteed payment” of $200,000. The Company and Mr. Cohen agreed that effective as of July 1, 2011, Mr. Cohen would forgo his salary under the Cohen IFMI Agreement. Mr. Cohen did not receive any guaranteed payment with respect to June 2011 under the Cohen PrinceRidge Agreement. Consequently, Mr. Cohen received an aggregate salary of $600,000 in 2011.

Notwithstanding the foregoing, the Company and Mr. Cohen agreed that effective as of July 1, 2011, Mr. Cohen would forgo his salary under the Cohen IFMI Agreement. On September 18, 2012, the Compensation Committee approved an increase in Mr. Cohen’s annual guaranteed cash compensation by $400,000 per year such that Mr. Cohen’s annual guaranteed cash compensation is now $600,000 per year.

On July 19, 2012, pursuant to the Costas Separation Agreement, John P. Costas resigned from all positions and offices of PrinceRidge, PrinceRidge Partners, IFMI, LLC and their respective affiliates, and as a Board Observer of the Company, and Mr. Cohen was subsequently appointed the Chairman of PrinceRidge.

Joseph W. Pooler, Jr., Chief Financial Officer

Mr. Pooler’s Employment Agreement, dated May 7, 2008 and amended on February 20, 2009 and February 18, 2010 (collectively, the “Pooler Agreement”), provides for a minimum salary of $400,000 per annum through December 31, 2010. Mr. Pooler’s base salary for fiscal years after 2010 will be determined by the Compensation Committee. On January 15, 2013, the Compensation Committee increased Mr. Pooler’s salary to $420,000 per year.

The initial term of the Pooler Agreement ended on December 31, 2012, however, pursuant to the terms of the Pooler Agreement, the term renewed automatically for an additional one year period at such time and will continue to be renewed for additional one year periods at the end of any renewed term unless terminated by either of the parties in accordance with the terms of the Pooler Agreement.

Pursuant to the Pooler Agreement, if Mr. Pooler terminates his employment with “Good Reason” (as defined in the Pooler Agreement), the Company terminates his employment without “Cause” (as defined in the Pooler Agreement), or the Company chooses not to renew the Pooler Agreement at its expiration, Mr. Pooler will be entitled to (a) any base salary and other benefits earned and accrued prior to the date of termination; (b) a single-sum payment equal to three times (x) the average of the base salary amounts paid to Mr. Pooler over the three calendar years prior to the date of termination, (y) if less than three years have elapsed between the date of the Pooler Agreement and the date of termination, the highest base salary paid to Mr. Pooler in any calendar year prior to the date of termination, or (z) if less than 12 months have elapsed from the date of the Pooler Agreement to the date of termination, the highest base salary received in any month times 12; (c) all of his outstanding unvested equity-based awards becoming fully vested and immediately exercisable, as applicable, subject to the terms of such awards; (d) payment for outplacement assistance appropriate for Mr. Pooler’s position for a period of one year following termination, such services not to exceed $25,000; and (e) continued family coverage, without incremental cost, in Company sponsored health and dental plans at then-current cost for a period of nine months.

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

Pursuant to the Pooler Agreement, if any amount payable to or other benefit to which Mr. Pooler is entitled would be deemed to constitute a “parachute payment” (as defined in Section 280G of the Code), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Pooler, which is deemed to constitute a parachute payment and would result in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments shall be reduced (but not below zero) so that the maximum amount is $1.00 less than the amount which would cause the parachute payments to be subject to the excise tax. However, if the reduction of the parachute payments is equal to or greater than $50,000, then there will not be any reduction and the full amount of the parachute payment will be payable to Mr. Pooler.

The Pooler Agreement contains a waiver of any “Good Reason” termination that was available to Mr. Pooler pursuant to the terms of his original employment agreement as a result of the closing of the merger transaction (the “Merger”), completed by the Company on December 16, 2009, pursuant to which IFMI, LLC became a majority owned subsidiary of the Company. The Pooler Agreement also acknowledges that Mr. Pooler’s equity-based awards in IFMI, LLC became fully vested and immediately exercisable as of December 16, 2009, the date of the closing of the Merger.

During the period of Mr. Pooler’s employment with IFMI, LLC, and the period ending one year following the termination of his employment with IFMI, LLC, Mr. Pooler may not, directly or indirectly through another entity, (a) induce or attempt to induce any employee of IFMI, LLC or its affiliates to leave the employ of IFMI, LLC or such affiliates, or in any way interfere with the relationship between IFMI, LLC and any of its affiliates and any employee thereof, or (b) hire any person who was an employee of IFMI, LLC or any of its affiliates or subsidiaries within 180 days after such person ceased to be an employee of IFMI, LLC or any of its affiliates.

John P. Costas, the former Chairman of PrinceRidge

Mr. Costas served as Chairman of PrinceRidge until July 19, 2012.

On May 31, 2011, Mr. Costas entered into the Costas Agreement, pursuant to which Mr. Costas served as the Chairman of PrinceRidge. The initial term of the Costas Agreement was scheduled to end on December 31, 2013, and such term was to renew automatically for additional one year periods unless terminated by either of the parties in accordance with the terms of the Costas Agreement.

Pursuant to the Costas Agreement, Mr. Costas was entitled to receive a guaranteed payment (the “Costas Guaranteed Payment”). Mr. Costas’s Guaranteed Payment for 2011 was $200,000, of which Mr. Costas collected $116,667 for the period following our acquisition of PrinceRidge and PrinceRidge Partners. For 2012 and 2013, the Costas Guaranteed Payment was to equal $200,000, plus the amount of the Initial Annual Allocation (the “Costas Initial Annual Allocation”), for the immediately preceding year, if any. “Initial Annual Allocation” was defined in the Costas Agreement as an amount equal to 20% of the “Adjusted Profit” (as defined in the Costas Agreement) of PrinceRidge, up to a maximum of $800,000. The Costas Initial Annual Allocation for 2011 was $0. Consequently, the Costas Guaranteed Payment for 2012 was to equal $200,000.

In addition to the Costas Initial Annual Allocation, Mr. Costas was entitled to an annual allocation from PrinceRidge equal to 8 1/3% of “Post-Initial Allocation Profit” (as defined in the Costas Agreement) of PrinceRidge (the “Costas Supplemental Annual Allocation”). Subject to certain conditions, for a period of 60 days following the payment of the Costas Initial Annual Allocation and the Costas Supplemental Annual Allocation, Mr. Costas was entitled to purchase additional units (the value of which could not exceed the amount of the Costas Initial Annual Allocation and the Costas Supplemental Annual Allocation) of PrinceRidge at a price based on the then-current book value of PrinceRidge.

During the term of the Costas Agreement, the Board of Directors of the Company was entitled to, in its sole discretion, award Mr. Costas an annual bonus in an amount and on such terms to be determined by the Board of Directors of the Company. Any such bonus awarded to Mr. Costas was required to be approved by the Compensation Committee of the Board of Directors of the Company.

Pursuant to the Costas Agreement, on May 31, 2011, Mr. Costas received 424,371 restricted shares of the Company’s common stock (the “Costas Restricted Shares”), under the 2010 Long-Term Incentive Plan. Sixty percent of the Costas Restricted Shares were set to vest on December 31, 2012, and the remaining 40% were set to vest on December 31, 2013. All of the Costas Restricted Shares which remained unvested were to be forfeited if Mr. Costas was not providing services to PrinceRidge or its affiliates at any time prior to December 31, 2013; provided, however, (i) if Mr. Costas’ services with PrinceRidge ended prior to January 1, 2013 as the result of Mr. Costas’ terminating the Costas Agreement for “Good Reason” (as defined in the Costas Agreement), or PrinceRidge’s terminating the Costas Agreement without “Cause” (as defined in the Costas Agreement), the unvested Costas Restricted Shares were to be immediately forfeited, and IFMI, LLC was to issue to Mr. Costas the number of membership units of IFMI, LLC (“IFMI Units”), equal to the number of Costas Restricted Shares at such time; and (ii) if Mr. Costas’ employment with PrinceRidge ended as the result of Mr. Costas’ terminating the Costas Agreement for Good Reason or PrinceRidge’s terminating the Costas Agreement without Cause on or after January 1, 2013, then any unvested Costas Restricted Shares were to become immediately vested. Under the Costas Agreement, Mr. Costas was not entitled to, prior to January 1, 2013, exercise his right pursuant to Section 12.2(a) of IFMI, LLC’s Amended and Restated Limited Liability Company Agreement, as amended from time to time, to redeem all or a portion of such IFMI Units.

In addition to the Costas Restricted Shares, the Costas Agreement provided for the issuance to Mr. Costas of restricted profit and equity units of PrinceRidge equal to 2.5% (or 9,336 units) of the outstanding units of PrinceRidge under PrinceRidge’s equity compensation plan ( the “Costas PrinceRidge Units”). Forty percent of the Costas PrinceRidge Units were set to vest on December 31, 2012, 20% were set to vest on December 31, 2013, 20% were set to vest on December 31, 2014, and the remaining 20% were set to vest on December 31, 2015. However, under the Costas Agreement, if Mr. Costas’ services with PrinceRidge ended at any time as the result of Mr. Costas’ terminating the Costas Agreement for Good Reason or PrinceRidge’s terminating the Costas Agreement without cause, any remaining unvested Costas PrinceRidge Units were to become immediately vested.

The Costas Agreement provided that Mr. Costas was entitled to participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that were available to other senior executives of PrinceRidge generally, in each case to the extent that Mr. Costas was eligible under the terms of such plans or programs.

Pursuant to the Costas Agreement, in the event that Mr. Costas was terminated by PrinceRidge due to his death or disability, Mr. Costas (or his estate or beneficiaries, as the case may be) was to be entitled to receive (a) any Costas Guaranteed Payment and other benefits (including any allocations (the “Costas Prior Year Allocations”), for a fiscal year completed before termination of the Costas Agreement but not yet paid) earned and accrued under the Costas Agreement prior to the date of termination, as well as any Costas Initial Annual Allocation and Costas Supplemental Annual Allocation (the “Costas Partial Year Allocations”), for any portion of a fiscal year completed before termination and earned and accrued but not yet paid under the Costas Agreement prior to the termination of the Costas Agreement; (b) a single-sum payment equal to the Costas Guaranteed Payment that would have been paid to him for the remainder of the year in which the termination occurred; (c) a single-sum payment equal to the sum of (1) the Costas Initial Annual Allocation, and (2) the Costas Supplemental Annual Allocation earned by Mr. Costas, if any, in the fiscal year preceding the date of termination (which amount was to be annualized to the extent the termination occurred prior to the completion of a full fiscal year), multiplied by a fraction (x) the numerator of which was the number of days in the fiscal year preceding the termination, and (y) the denominator of which was 365.

If Mr. Costas terminated his employment without Good Reason or PrinceRidge terminated his employment for Cause, then Mr. Costas was only to be entitled to any Costas Guaranteed Payment and other benefits (including Costa Prior Year Allocations and Costas Partial Year Allocations) earned and accrued prior to the date of termination.

If Mr. Costas terminated his employment with Good Reason, or PrinceRidge terminated his employment without Cause, then Mr. Costas was to be entitled to receive (a) a single-sum payment equal to accrued but unpaid Costas Guaranteed Payment and other benefits (including any Costas Prior Year Allocations), as well as the Costas Partial Year Allocations, (b) a single-sum payment of an amount equal to three times (1) the average of the Costas Guaranteed Payment amounts paid to Mr. Costas over the three calendar years prior to the date of termination, (2) if less than three years had elapsed between the date of the Costas Agreement and the date of termination, the highest Costas Guaranteed Payment paid to Mr. Costas in any calendar year prior to the date of termination, or (3) if less than 12 months had elapsed from the date of the Costas Agreement to the date of termination, the highest Costas Guaranteed Payment received in any month times twelve; and (c) a single-sum payment equal to the sum of (1) the Costas Initial Annual Allocation and (2) the Costas Supplemental Annual Allocation earned by Mr. Costas, if any, in the fiscal year preceding the date of termination (which amount was to be annualized to the extent the termination occurred prior to the completion of a full fiscal year), multiplied by a fraction (x) the numerator of which was the number of days in the fiscal year preceding the termination, and (y) the denominator of which was 365.

Under the Costas Agreement, in the event of a “Change of Control” of the Company (as defined in the Costas Agreement), all of Mr. Costas’s outstanding unvested equity-based awards were to become fully vested and immediately exercisable, as applicable. Only with respect to a Company Change of Control transaction that was first announced after the nine-month anniversary of May 31, 2011, if Mr. Costas remained with PrinceRidge through the first anniversary of a Change of Control, but left PrinceRidge within six months thereafter, such termination was to be treated as a termination for Good Reason, and Mr. Costas was to be entitled to the compensation set forth in the preceding paragraph.

Pursuant to the Costas Agreement, if any amount payable to or other benefit to which Mr. Costas was entitled were to be deemed to constitute a “parachute payment” (as defined in Section 280G of the Code), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Costas, which was deemed to constitute a parachute payment and would result in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments were to be reduced (but not below zero) so that the maximum amount was $1.00 less than the amount which would cause the parachute payments to be subject to the excise tax. However, if the reduction of the parachute payments was equal to or greater than $50,000, then there was not to be any such reduction and the full amount of the parachute payment was to be payable to Mr. Costas.

All termination payments, other than for death or disability, were subject to Mr. Costas signing a general release. The Costas Agreement contained a non-competition provision restricting Mr. Costas’s ability to engage in certain activities that were competitive with PrinceRidge for a period of three months after the end of the term of the Costas Agreement. The Costas Agreement also contained customary confidentiality provisions.

Pursuant to the Costas Separation Agreement, Mr. Costas agreed to sell the Costas Securities to PrinceRidge and PrinceRidge Partners. In consideration of the sale of the Costas Securities, on the July 19, 2012, PrinceRidge Partners paid to Mr. Costas an aggregate amount of cash equal to $4,170,042, of which $3,117,299 represented the aggregate value of Mr. Costas’ capital accounts in PrinceRidge and PrinceRidge Partners.

Under the Costa Separation Agreement, Mr. Costas (i) withdrew as a member of PrinceRidge Partners and as a partner of PrinceRidge, and (ii) resigned from all positions and offices of PrinceRidge, PrinceRidge Partners, IFMI, LLC and their respective affiliates, and as a Board Observer of the Company. On July 15, 2012, the Board had removed Mr. Costas as Chairman of the board of managers of PrinceRidge Partners, after which time he continued as an officer of PrinceRidge Partners until July 19, 2012.

Under the Costas Separation Agreement, effective on July 19, 2012, Mr. Costas also agreed to forfeit all of the unvested equity awards that Mr. Costas had received from PrinceRidge, PrinceRidge Partners, IFMI, LLC the Company, and their respective affiliates under the Executive Agreement, dated May 31, 2011, by and among Mr. Costas, PrinceRidge, PrinceRidge Partners, the Company and IFMI, LLC.

Compensation Upon Change of Control or Termination

As described above, Messrs. Cohen and Pooler have, and Mr. Costas had, provisions in their respective employment agreements providing for certain benefits upon the occurrence of certain events, including terminations without cause or for good reason, upon a change in control, or upon the death or disability of the executive. As a part of the negotiations of each employment agreement, the Board of Directors believed that circumstances giving rise to the payments set forth above were appropriate.

Other Compensation Plans

The Company does not generally provide its executive officers with payments or other benefits at, following, or in connection with retirement. The Company does not generally have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for its executive officers.

Cash and Equity Plan Compensation

The Company’s Cash Bonus Plan

In August 2009, our board of directors adopted the Institutional Financial Markets, Inc. (formerly Alesco Financial Inc.) Cash Bonus Plan (the “Company’s Cash Bonus Plan”), which was approved by stockholders on December 15, 2009. The purpose of the Company’s Cash Bonus Plan is to provide performance-based cash bonus compensation for participants based on the attainment of one or more performance goals or targets that are related to the financial success of the Company, and that are established from time to time by the Compensation Committee, as part of an integrated compensation program.

With respect to Company performance in 2011, Joseph W. Pooler, Jr. received a cash bonus under the Company’s Cash Bonus Plan in the amount of $87,982. With respect to Company performance in 2012, Mr. Pooler and Daniel G. Cohen received cash bonuses under the Company’s Cash Bonus Plan in the amounts of $250,000 and $900,000, respectively.

2006 Long-Term Incentive Plan, as amended, and the 2010 Long-Term Incentive Plans

Each of the Company’s 2006 Long-Term Incentive Plan, as amended from time to time, and the 2010 Long-Term Incentive Plan, as amended from time to time (together, the “equity plans”), is administered by the Compensation Committee, except that, in certain circumstances, the Board of Directors may act in its place. The purpose of the equity plans are to induce key employees, directors, officers, advisors and consultants to continue providing services to the Company and its subsidiaries and to encourage them to increase their efforts to make the Company’s business more successful, whether directly or through its subsidiaries or other affiliates. In furtherance of these objectives, the equity plans are designed to provide equity-based incentives to such persons in the form of options (including stock appreciation rights), restricted shares, phantom shares, dividend equivalent rights and other forms of equity based awards as contemplated by the equity plans, with eligibility for such awards determined by the Compensation Committee. The Compensation Committee and Board of Directors believe that awards of restricted shares, typically vesting over a period of three years or more, are the most effective of the equity-based incentives available under the equity plans in accomplishing its compensation goals.

Equity-based awards to key personnel are generally subject to vesting periods in order to support the achievement of the Company’s performance goals over the long-term and to help retain key personnel. The Compensation Committee determines the number and type of equity-based incentives that should be awarded from time to time to key personnel in light of the Company’s compensation goals and objectives.

Effective March 9, 2012, the Compensation Committee awarded 30,000 restricted shares of our common stock to Mr. Pooler under the 2010 Long-Term Incentive Plan based on his performance in 2011. The closing price of our common stock on March 9, 2012 was $1.47.

Effective January 15, 2013, the Compensation Committee, under the 2010 Long-Term Incentive Plan, awarded 200,000 restricted shares of our common stock to Mr. Cohen and 35,000 to Mr. Pooler based on their respective performance in 2012. The closing price of our common stock on January 15, 2010 was $1.33.

In connection with our acquisition of PrinceRidge and PrinceRidge, IFMI, LLC entered into the Costas Agreement, pursuant to which 424,371 restricted shares of our common stock were awarded to Mr. Costas under the 2010 Long-Term Incentive Plan. The closing price of our common stock on May 31, 2012 was $3.70. These restricted shares were forfeited by Mr. Costas in connection with the Costas Separation Agreement.

IFMI, LLC 2009 Equity Award Plan

In August 2009, IFMI, LLC adopted the 2009 Equity Award Plan to further the strategic goals of IFMI, LLC and the business combination and the interests of the Company following the business combination by helping to attract and retain new and existing employees of IFMI, LLC. Named executive officers of the Company are eligible to participate in the 2009 Equity Award Plan. Under this plan, Mr. Pooler received 50,000 restricted membership units in IFMI, LLC and, pursuant to the Pooler Agreement, all of these restricted membership units vested upon the completion of the Merger. Following the business combination, the Company assumed the 2009 Equity Award Plan.

In connection with the 2009 Equity Award Plan, Daniel G. Cohen and IFMI, LLC entered into the Equity Plan Funding Agreement, dated as of August 20, 2009 (the “Equity Plan Funding Agreement”), whereby Mr. Cohen is required to transfer to: (a) IFMI, LLC the number of IFMI Units equal to the number of IFMI Units to be issued by IFMI, LLC to the participants in 2009 Equity Award Plan in connection with the vesting of a restricted unit of IFMI, LLC issued under the 2009 Equity Award Plan, or (b) the Company the number of shares of the Company’s common stock equal to the number of IFMI Units to be issued by IFMI, LLC to the participants in the 2009 Equity Award Plan in connection with the vesting of a restricted unit of IFMI, LLC issued under the 2009 Equity Award Plan. On December 26, 2012, Mr. Cohen transferred 116,595 restricted shares of the Company’s common stock to the Company in order to satisfy certain of Mr. Cohen’s obligations under the Equity Plan Funding Agreement. As of December 31, 2012, no IFMI Units remained available to be issued pursuant to the 2009 Equity Award Plan.

Perquisites

Perquisites did not constitute a material portion of the compensation paid to the executive officers for fiscal year 2011 or 2012. Executive officers are eligible to participate in all of the Company’s employee benefit plans, such as medical, dental, group life, disability, accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law.

COMPENSATION OF DIRECTORS

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. Non-employee directors each received an annual fee in the amount of $32,000 for serving as a director for the fiscal year ended December 31, 2012 and $55,000 in restricted common stock in the Company. The Chairman of the Audit Committee, the Chairman of the Compensation Committee, the Chairman of the Investment Committee, and the Chairman of the Nominating and Corporate Governance Committee received additional annual fees of $20,000, $3,750, $3,750 and $3,750, respectively. The annual fee and the meeting fees were paid in cash.

The table below summarizes the compensation information for the Company’s non-employee directors for the fiscal year ended December 31, 2012. Daniel G. Cohen, Chief Executive Officer, Chief Investment Officer and Chairman of the Board of Directors of the Company is not included in this table as he is deemed a “named executive officer” of the Company. Compensation for Mr. Cohen is shown above on the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Walter T. Beach	32,000	54,999	—	—	—	—	86,999
Rodney E. Bennett	32,000	54,999	—	—	—	—	86,999
Thomas P. Costello	52,000	54,999	—	—	—	—	106,999
G. Steven Dawson	35,750	54,999	—	—	—	—	90,749
Joseph M. Donovan	35,750	54,999	—	—	—	—	90,749
Jack Haraburda	35,750	54,999	—	—	—	—	90,749
Neil Subin	32,000	54,999	—	—	—	—	86,999
Lance Ullom	32,000	54,999	—	—	—	—	86,999
Charles W. Wolcott	32,000	54,999	—	—	—	—	86,999

(1)	Amounts in this column represent annual board fees and annual chair fees earned by non-employee directors for service in 2012.
(2)	Amounts in this column represent the grant date fair value of the restricted stock award, computed in accordance with FASB ASC Topic 718. The grant date fair value per share for these restricted shares was $1.47 and each director was granted 37,414 restricted shares of the Company’s common stock. The assumptions used in the calculations of these amounts were included in note 20 to the Company’s audited financial statements for the year ended December 31, 2012 in the Company’s Annual Report on Form 10-K. Amounts do not correspond to the actual value that may be recognized by the director. As of December 31, 2012, the aggregate number of restricted stock awards outstanding at December 31, 2012 for each director was as follows: (i) Mr. Beach – 37,414 shares; (ii) Mr. Bennett – 37,414 shares; (iii) Mr. Costello – 37,414 shares; (iv) Mr. Dawson – 37,414 shares; (v) Mr. Donovan – 37,414 shares; (vi) Mr. Haraburda – 37,414 shares; (vii) Mr. Subin – 37,414 shares; (viii) Mr. Ullom – 37,414 shares; and (ix) Mr. Wolcott – 37,414 shares.

The Company reimburses all non-employee directors for travel and other reasonable expenses incurred in connection with attending its Board of Directors and committee meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 29, 2013 by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. The number of shares of our stock beneficially owned by each entity, person, director, executive officer or named executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any stock as to which the individual has the sole or shared voting power or investment power and also any stock that the individual has a right to acquire within 60 days from April 29, 2013 through the exercise of any share option or other right. Unless otherwise indicated, each person has sole voting and investment power with respect to the stock set forth in the following table.

Name	Series D Preferred Stock Beneficially Owned	Percent of Class (1)	Common Stock Beneficially Owned	Percent of Class (2)
Five or greater percent owner:
Christopher Ricciardi (3)	—	—	1,472,175	12.0
Stephanie Ricciardi (4)	—	—	1,465,144	12.0
Directors and Named Executive Officers:
Daniel G. Cohen (5)	4,983,557	100%	703,142	5.8
Joseph W. Pooler, Jr. (6)	—	—	167,895	1.4
Walter T. Beach (7)	—	—	124,962	1.0
Rodney E. Bennett (8)	—	—	80,643		*
John P. Costas (9)	—	—	—		*
Thomas P. Costello (10)	—	—	82,153		*
G. Steven Dawson (11)	—	—	96,162		*
Joseph M. Donovan (12)	—	—	76,809		*
Jack Haraburda (13)	—	—	81,953		*
Neil S. Subin (14)	—	—	142,858	1.2
Lance Ullom (15)	—	—	102,303		*
Charles W. Wolcott (16)	—	—	84,893		*
All current executive officers and directors as a group (12 persons)	4,983,557	100%	1,823,389	14.9

*	Beneficial ownership of less than 1% of the class is omitted.
(1)	Based on 4,983,557 shares of the Series D Voting Non-Convertible Preferred Stock issued and outstanding on April 29, 2013.
(2)	Based on 12,237,104 shares of the Company’s common stock issued and outstanding on April 29, 2013.
(3)	Mr. Ricciardi was the Company’s President from December 16, 2009 to August 31, 2011. The common stock includes 1,351,721 shares held in a joint account with Mrs. Ricciardi. The common stock includes 48,448 shares held by Mrs. Ricciardi, of which Mr. Ricciardi may be deemed a beneficial owner. Mr. Ricciardi may be deemed the beneficial owner of 64,975 shares of common stock held by The Ricciardi Family Foundation as a result of his position on the board of directors of the foundation. Mr. Ricciardi disclaims any interest in the 64,975 shares beyond his pecuniary interest. The number of shares of common stock with respect to which Mr. Ricciardi would have sole voting and dispositive power is 7,031. With respect to the Company common stock that Mr. Ricciardi holds or may be deemed the beneficial owner of, this information is based on a Schedule 13D filed with the SEC on July 2, 2009, as amended on December 21, 2009, December 24, 2009, March 29, 2010, April 25, 2011, and June 17, 2011, and other information provided by Mr. Ricciardi. The address for this stockholder is c/o Mead Park Management, 126 E. 56th Street, 19th Floor, New York, New York 10022.
(4)	Mrs. Ricciardi is the spouse of Christopher Ricciardi, the Company’s former President. The common stock includes 1,351,721 shares held in a joint account with Mr. Ricciardi and 48,448 shares held individually. Mrs. Ricciardi may be deemed the beneficial owner of 64,975 shares of common stock held by The Ricciardi Family Foundation as a result of her position on the board of directors of the foundation. Mrs. Ricciardi disclaims any interest in the 64,975 shares beyond her pecuniary interest. Mrs. Ricciardi shares voting and dispositive power with respect to all of the common stock. With respect to the Company common stock that Mr. Ricciardi holds or may be deemed the beneficial owner of, this information is based on a Schedule 13D filed with the SEC on July 2, 2009, as amended on December 21, 2009, December 24, 2009, March 29, 2010, April 25, 2011, and June 17, 2011, and other information provided by Mr. Ricciardi. The address for this stockholder is c/o Mead Park Management, 126 E. 56th Street, 19th Floor, New York, New York 10022.
(5)	Mr. Cohen is the Chairman of the Board and Chief Executive Officer and Chief Investment Officer of the Company. 3,250 shares of common stock are pledged by Mr. Cohen as security. The common stock includes 200,000 restricted shares that have yet to vest; 100,000 of such restricted shares will vest on December 31, 2013, and the remaining 100,000 of such restricted shares will vest on December 31, 2014, in each case, so long as Mr. Cohen is then employed by the Company or any of its subsidiaries. In addition, the common stock includes 187,244 shares of common stock held directly by Mr. Cohen.
(6)	Mr. Pooler is the Executive Vice President, Chief Financial Officer and Treasurer of the Company. The common stock includes 50,000 restricted shares that have yet to vest; 32,500 of such restricted shares will vest on December 31, 2013, and 17,500 of such restricted shares will vest on December 31, 2014, in each case, so long as Mr. Pooler is then employed by the Company or any of its subsidiaries.
(7)	Mr. Beach is a director of the Company. The common stock includes 19,231 restricted shares that will vest on March 4, 2014.
(8)	Mr. Bennett is a director of the Company. The common stock includes 19,231 restricted shares that will vest on March 4, 2014.
(9)	Mr. Costas is the former Chairman of PrinceRidge, an indirect subsidiary of the Company.
(10)	Mr. Costello is a director of the Company. The common stock includes 19,231 restricted shares that will vest on March 4, 2014.
(11)	Mr. Dawson is a director of the Company. Of these securities, 19,353 are held by Corriente Private Trust, and 57,578 are held by Regents Gate Associates, LLC. Mr. Dawson is the primary trustee and sole beneficiary of Corriente Private Trust and, through Corriente Private Trust, he has voting and investment control with respect to the securities held therein. Corriente Private Trust is one of the two members of Regents Gate Associates, LLC, the other member is Mr. Dawson’s spouse’s trust. Mr. Dawson disclaims any interest in these securities beyond his pecuniary interest. The common stock includes 19,231 restricted shares that will vest on March 4, 2014.
(12)	Mr. Donovan is a director of the Company. The common stock includes 19,231 restricted shares that will vest on March 4, 2014.
(13)	Mr. Haraburda is a director of the Company. The common stock includes 19,231 restricted shares that will vest on March 4, 2014.

(14)	Mr. Subin is a director of the Company. The common stock includes 19,231 restricted shares that will vest on March 4, 2014.
(15)	Mr. Ullom is a director of the Company. The common stock includes 19,700 shares held in a trust for the benefit of Mr. Ullom’s spouse and 19,231 restricted shares that will vest on March 4, 2013.
(16)	Mr. Wolcott is a director of the Company. The common stock includes 19,231 restricted shares that will vest on March 4, 2014.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has identified the following related party transactions since January 1, 2012. The transactions are listed by related party and the amounts are disclosed in the table at the end of Section C below. Unless indicated otherwise, all dollar amounts are in thousands.

A.	Cohen Brothers Financial, LLC

Cohen Brothers Financial, LLC (“CBF”), has been identified as a related party because (i) CBF is a non-controlling interest of the Company; and (ii) CBF is wholly owned by Daniel G. Cohen, the Chairman and Chief Executive Officer of the Company. Beginning in October 2008, the Company began receiving a monthly advisory fee for consulting services provided by the Company to CBF. The Company stopped providing these services and stopped receiving this fee as of March 31, 2012. The fee was recognized as a component of asset management revenue in the consolidated statements of operations. This fee is disclosed as management fee revenue in the table at the end of Section C below.

B.	The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”), is identified as a related party because TBBK’s chairman is the Company’s Chairman and Chief Executive Officer. TBBK maintained deposits for the Company in the amount of $36 as of December 31, 2012. This amount is not disclosed in the table at the end of Section C below.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to a third party. In either of the cases listed above, the Company includes the trading revenue earned (i.e., the gain or loss realized, or commission earned) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of Section C below.

In December 2012, the Company purchased 2,400 shares of TBBK common stock in the open market for $26. As of December 31, 2012, the fair market value of the TBBK common stock was $26 and was included as a component of investments-trading on the Company’s consolidated balance sheets.

C.	Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in the table at the end of this Section C.

1. Star Asia is a permanent capital vehicle that invests primarily in Asian commercial real estate structured finance products, including commercial mortgage-backed securities, corporate debt of real estate investment trusts, and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments and in real property in Japan. Star Asia began operations in March 2007 when it raised approximately $255 million in net proceeds from a private offering of securities, of which the Company invested $10.0 million. Star Asia completed rights offerings in April 2008, raising approximately $49 million in net proceeds, of which the Company invested $7.0 million, and in March 2010, raising $5.7 million in net proceeds, of which the Company invested $1.3 million. In 2008, 2009, 2010, 2011, and 2012 the Company made follow-on investments of $0.4 million, $0.1 million, $4.5 million, $0.4 million, and $0.1 million, respectively, in Star Asia through secondary trades. As of December 31, 2012, the Company directly owned approximately 28% of Star Asia’s outstanding shares, which were valued at $30.2 million. At December 31, 2012, Star Asia had a net asset value of $145.3 million.

Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate and the Chairman and Chief Executive Officer of the Company is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. Dividends received on that investment are disclosed as part of dividend income in the table at the end of this Section C. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the table at the end of this Section C.

2. Star Asia Management Ltd. (“Star Asia Manager”), serves as external manager of Star Asia. The Company owns 50% of Star Asia Manager. Star Asia Manager has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this Section C.

3. Star Asia SPV was formed in 2010 in order to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 31% of Star Asia SPV’s outstanding shares as of December 31, 2012. Star Asia Manager serves as the external manager of Star Asia SPV. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this Section C.

4. Star Asia Opportunity, LLC (“Star Asia Opportunity”) raised approximately $14.7 million in proceeds in an equity offering in August 2011, of which we invested $4.1 million. Star Asia Opportunity was formed to partially finance the acquisition of seven real estate properties in Tokyo, Japan. As of December 31, 2012, all seven of such real estate properties had been sold. Star Asia Capital Management LLC (“Star Asia Capital Management”), serves as external manager to Star Asia Opportunity and charges Star Asia Opportunity an annual management fee of 1.25% of equity. As of December 31, 2012, we owned approximately 28% of Star Asia Opportunity’s outstanding equity interests, which were carried at $22. It is anticipated that Star Asia Opportunity will be fully liquidated during 2013 upon settlement of residual expenses and that any excess cash will be returned to the equity holders. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this Section C.

5. Star Asia Opportunity II, LLC (“Star Asia Opportunity II”), raised approximately $23.1 million in proceeds in an equity offering in August 2012, of which we invested $4.7 million. Star Asia Opportunity II was formed to finance the acquisition of one real estate property in Japan. Prior to December 20, 2012, we owned 20% of Star Asia Opportunity II. On December 20, 2012, Star Asia Opportunity II was reorganized. During the reorganization, we monetized a portion of our investment in Star Asia Opportunity II and a portion of Star Asia Opportunity II’s underlying assets were contributed into a new Japanese investment fund, Star Asia Japan Special Situations LP (“Star Asia Special Situations Fund”). Pursuant to the reorganization, we received $2.5 million in cash and a 6% interest in the Star Asia Special Situations Fund. Star Asia Capital Management served as external manager to Star Asia Opportunity II and charged Star Asia Opportunity II an annual management fee of 1.25% of equity. As of December 31, 2012, we no longer had an investment in Star Asia Opportunity II. Star Asia Opportunity II still exists and is owned by two unrelated third parties, and its only asset is an investment in a sub fund, Star Asia Japan Special Situations Sub LP, an entity jointly owned by Star Asia Opportunity II and the Star Asia Special Situations Fund. Star Asia Opportunity II has been identified as a related party because it was an equity method investee of the Company until its reorganization in December 2012. Income or loss recognized under the equity method is disclosed in the table at the end of this Section C.

6. Star Asia Capital Management serves as external manager to Star Asia Opportunity and served as the external manager to Star Asia Opportunity II. The Company owns 33% of Star Asia Capital Management. Therefore, the value of our investment in Star Asia Capital Management changes by 33% of Star Asia Capital Management’s net income or loss. As of December 31, 2012, the Company’s investment in Star Asia Capital Management had a carrying value of $(92). Star Asia Capital Management has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this Section C.

7. Star Asia Special Situations Fund was created as a new investment fund in December 2012 by the Company and two other parties. The Star Asia Special Situations Fund is an investment fund that primarily invests in real estate and securities backed by real estate in Japan. In particular, the focus is on stressed or defaulted Japanese commercial real estate securitized debt and equity with one or more of the following characteristics: (i) commercial mortgage-backed securities, A-notes, B-notes, mezzanine loans, whole loans, convertible debt, unsecured debt, preferred equity, direct equity or partnership units, (ii) defaulted or a high likelihood of defaulting within two years, (iii) motivated sellers (resulting from regulatory, liquidity, or fund maturity issues), (iv) clearly defined control rights, (v) a controlling class, and/or (vi) fully disclosed transaction documents. The Star Asia Special Situations Fund is a closed end fund that does not offer investor redemptions. It has an initial life of three years, which can be extended under certain circumstances for up to two years. Star Asia Partners Ltd. (“SAP GP”), serves as the general partner for the Star Asia Special Situations Fund and Star Asia Advisors Ltd. (“SAA Manager”), serves as the external manager of the Star Asia Special Situations Fund. As of December 31, 2012, we owned approximately 6% of the Star Asia Special Situations Fund, 33% of SAP GP, and 33% of SAA Manager. The Star Asia Special Situations Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the investment the Company has in the Star Asia Special Situations Fund would be treated as an equity method affiliate of the Company. Dividends received from that investment are disclosed as part of dividend income in the table at the end of this Section C. Gains and losses recognized from its investment are disclosed as part of gain / (loss) in the table at the end of this Section C.

8. SAA Manager, of which the Company owns 33%, serves as the external manager of the Star Asia Special Situations Fund. The management contract includes a base fee on funded capital for management services. SAA Manager recognizes the management fee income from its management contract with the Star Asia Special Situations Fund. The Company recognizes its share of SAA Manager under the equity method of accounting. SAA Manager has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this Section C.

9. SAP GP serves as the general partner for the Star Asia Special Situations Fund. The Company owns 33% of SAP GP. SAP GP has been identified as a related party because the SAP GP is an equity method affiliate of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this Section C. During the year ended December 31, 2012, the Company did not make an investment or recognize any income or loss under the equity method related to this entity.

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

10. EuroDekania Limited (“EuroDekania”), invests in hybrid capital securities of European banks and insurance companies, commercial mortgage-backed securities, residential mortgage-backed securities, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds. EuroDekania began operations in March 2007 when it raised approximately €218 million in net proceeds from a private offering of securities, of which we invested €5.3 million. In addition, we made follow-on investments in EuroDekania through secondary trades of $0.3 million in August 2010, $0.4 million in May 2011, $0.1 million in June 2011, and $15 thousand in November 2012. As of December 31, 2012, we owned approximately 10% of EuroDekania, and our 1.4 million shares of EuroDekania were valued at $2.1 million. EuroDekania has been identified as a related party because the Chairman and Chief Executive Officer of the Company is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received from that investment are disclosed as part of dividend income in the table at the end of this Section C. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the table at the end of this Section C. Amounts earned from its management contract are disclosed as part of management fee revenue in the table at the end of this Section C.

11. Deep Value refers to Strategos Deep Value Mortgage Fund and other related entities, which are a series of closed-end distressed debt funds in which the Company had an investment and for which it served as external manager until it sold its advisory contracts in March 2011. The management contracts included a base management fee. Deep Value raised capital from investors, and earned investment returns by investing in a diversified portfolio of asset backed securities consisting primarily of residential mortgage-backed securities and other real estate related securities, as well as other U.S. real estate related assets and related securities.

While Deep Value was owned by the Company, it launched three master funds. The Company earned a $6.2 million incentive fee upon the successful liquidation of the first Deep Value fund during the second half of 2010, a $4.4 million incentive fee upon the successful liquidation of the second Deep Value fund during mid-2011, and a $1.7 million incentive fee upon the successful liquidation of the third Deep Value fund at the end of 2012.

Deep Value (as a group) has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore and offshore feeder funds in which the Company had an investment would be treated as equity method affiliates of the Company. The Company had a management contract with and an investment in Deep Value. Amounts earned from its management contract are disclosed as part of management fee revenue in the table at the end of this Section C. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the table at the end of this Section C. The Company previously served as the investment advisor to these funds and sold these advisory contracts in March 2011.

12. Deep Value Credit GP, LLC (the “Deep Value GP”), and Deep Value Credit II GP, LLC (the “Deep Value GP II”), served as the general partners for the Deep Value funds. Deep Value GP and Deep Value GP II are collectively referred to as the “Deep Value GPs.” The Deep Value GPs received an incentive fee based on a specified interest return after the investors in Deep Value received their initial investment plus an agreed upon cumulative annual return. The Company owns 50% of Deep Value GP and 40% of Deep Value GP II. The remaining percentages of the Deep Value GPs are owned by certain former employees of the Company. The Deep Value GPs were in the process of liquidating as of December 31, 2012.

The Deep Value GPs have been identified as related parties because the Deep Value GPs are equity method affiliates of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this Section C. The Company previously served as the investment advisor to these funds and sold these contracts in March 2011.

The following table displays the routine intercompany transactions recognized in the statements of operations from the identified related parties during the years ended December 31, 2012, which are described above.

RELATED PARTY TRANSACTIONS

Year ended December 31, 2012

(Dollars in Thousands)

			Principal transactions and other income
					Income /(loss)
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)	from equity method affiliates
CBF	$64	$—	$—	$—	$—
TBBK	—	156	—	—	—
Star Asia	—	—	—	(7,274)	—
Star Asia Manager	—	—	—	—	1,101
Star Asia SPV	—	—	—	—	1,581
Star Asia Opportunity	—	—	—	—	544
Star Asia Opportunity II	—	—	—	—	(382)
Star Asia Capital Management	—	—	—	—	504
Star Asia Special Situations Fund	—	—	—	662	—
SAA Manager	—	—	—	—	(8)
EuroDekania	139	—	970	(331)	—
Deep Value	—	—	—	—	1,712

Total	$203	$156	$970	$(6,943)	$5,052

The following related party transactions are non-routine and are not included in the table above.

D.	Other

1. In December 2012, the Company made an initial investment of $1,841 into the Star Asia Special Situations Fund.

2. Resource Securities, Inc. (formerly known as Chadwick Securities, Inc.), a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”), is a publicly traded specialized asset management company in the commercial finance, real estate, and financial fund management sectors. REXI has been identified as a related party because (i) the chairman of the board of REXI is the father of the Company’s Chairman and Chief Executive Officer; and (ii) the chief executive officer of REXI is the brother of the Company’s Chairman and Chief Executive Officer. In September 2012, the Company paid a fee of $6 to Resource Securities, Inc. for its services as the introducing agent for a transaction in which the Company bought back $1,177 principal amount of subordinated notes payable from an unrelated third party. The $6 fee was treated as a reduction to the gain recognized on the repurchase of debt, which was included as a component of non-operating income / (expense) in the Company’s consolidated statements of operations for the year ended December 31, 2012.

Director Independence

Our Board of Directors is comprised of a majority of independent directors. In order for a director to be considered “independent,” our Board of Directors must affirmatively determine, based upon its review of all relevant facts and circumstances and after considering all applicable relationships, if any, that each of the directors has no direct or indirect material relationship with the Company or its affiliates and satisfies the criteria for independence established by the NYSE MKT and the applicable rules promulgated by the SEC. Our Board of Directors has determined that each of the following members of the Board of Directors is independent: Walter T. Beach, Rodney E. Bennett, Thomas P. Costello, G. Steven Dawson, Joseph M. Donovan, Jack Haraburda, Neil S. Subin, Lance Ullom and Charles W. Wolcott. Our Board of Directors has determined that Daniel G. Cohen, the Company’s Chairman and Chief Executive Officer, is not independent because he is an executive officer of the Company.

It is the policy of our Board of Directors that the independent members of our Board of Directors meet separately without management directors at least twice per year during regularly scheduled Board meetings to discuss such matters as the independent directors consider appropriate. In 2012, the Company’s independent directors met separately without management directors two times.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2012 and December 31, 2011, Grant Thornton LLP provided various audit and non-audit services to the Company and its subsidiaries. The aggregate fees billed by Grant Thornton LLP to the Company and its subsidiaries for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees (1)	$645,000	$795,000
Audit-Related Fees (2)	$25,175	$25,750
Tax Fees (3)	—	—
All Other (4)	—	—
Total Principal Accounting Firm Fees	$670,175	$820,750

(1)	Audit fees relate to services rendered by Grant Thornton LLP in connection with: (a) the audit of the annual financial statements included in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim financial statements; (c) other services related to SEC and other regulatory filings, including providing consents; (d) services provided in connection with the statutory audits of the U.S. broker-dealer and the UK and French subsidiaries; and (e) accounting and financial consultation attendant to the audit.
(2)	Audit-related fees include fees related to the Company’s 401(k) savings plan.
(3)	There were no tax fees.
(4)	There were no other fees.

The Audit Committee must pre-approve all audit services and non-audit services provided to the Company or our subsidiaries by our independent registered public accounting firm, except for non-audit services covered by the de minimis exception in Section 10A of the Exchange Act.

The Audit Committee considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm at our Audit Committee’s regularly scheduled and special meetings. The Audit Committee has delegated to its Chairman, an independent member of our Board of Directors, the authority to grant pre-approvals of all audit, review and attest services and non-attest services other than the fees and terms for our annual audit, provided that any such pre-approval by the Chairman shall be reported to our Audit Committee at its next scheduled meeting.

The Audit Committee has considered whether the provision of these services is compatible with maintaining the independent registered public accounting firm’s independence and has determined that such services have not adversely affected the independence of our independent registered public accounting firm.

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

DATE: April 30, 2013

INSTITUTIONAL FINANCIAL MARKETS, INC.

By:	/S/ DANIEL G. COHEN
Daniel G. Cohen Chairman of the Board and Chief Executive Officer