Form 10-Q
period 2013-03-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2013-05-10
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of April 30, 2013, there were 12,237,104 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

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

While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc., a Maryland corporation. The “Company,” “we,” “us,” and “our” refer to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC) or the “Operating LLC” refer to IFMI, LLC, the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN, which we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009, and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term, “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Holdings, L.L.C.; “JVB” refers to JVB Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC (formerly known as PrinceRidge Partners LLC); “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$9,775	$14,500
Receivables from brokers, dealers, and clearing agencies	2,445	12,253
Due from related parties	1,078	452
Other receivables	6,995	8,488
Investments-trading	158,914	176,139
Other investments, at fair value	32,638	38,323
Receivables under resale agreements	101,416	70,110
Goodwill	11,113	11,113
Other assets	11,812	9,623

Total assets	$336,186	$341,001

Liabilities
Payables to brokers, dealers, and clearing agencies	$57,356	$96,211
Accounts payable and other liabilities	10,560	13,080
Accrued compensation	3,436	8,203
Trading securities sold, not yet purchased	59,778	44,167
Securities sold under agreement to repurchase	101,580	70,273
Deferred income taxes	6,595	6,603
Debt	26,788	25,847

Total liabilities	266,093	264,384

Commitments and contingencies (See Note 17)

Temporary Equity:
Redeemable non-controlling interest	533	829

Permanent Equity:
Stockholders’ Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Series D Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,237,104 and 11,552,551 shares issued, respectively; 12,237,104 and 11,552,551 shares outstanding, respectively, including 752,092 and 757,826 unvested restricted share awards, respectively	11	11
Additional paid-in capital	66,184	64,829
Accumulated deficit	(12,140)	(7,370)
Accumulated other comprehensive loss	(767)	(495)

Total stockholders’ equity	53,293	56,980
Non-controlling interest	16,267	18,808

Total permanent equity	69,560	75,788

Total liabilities and equity	$336,186	$341,001

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues
Net trading	$13,059	$17,691
Asset management	4,762	4,937
New issue and advisory	995	1,077
Principal transactions and other income	(4,790)	(4,945)

Total revenues	14,026	18,760

Operating expenses
Compensation and benefits	13,497	16,274
Business development, occupancy, equipment	1,455	1,174
Subscriptions, clearing, and execution	2,317	3,073
Professional fees and other operating	3,519	3,051
Depreciation and amortization	310	391

Total operating expenses	21,098	23,963

Operating income / (loss)	(7,072)	(5,203)

Non-operating income / (expense)
Interest expense, net	(1,029)	(1,215)
Gain on repurchase of debt	—	3
Income / (loss) from equity method affiliates	1,519	516

Income / (loss) before income tax expense / (benefit)	(6,582)	(5,899)
Income tax expense / (benefit)	12	(9)

Net income / (loss)	(6,594)	(5,890)
Less: Net income / (loss) attributable to the non-controlling interest	(2,094)	(2,031)

Net income / (loss) attributable to IFMI	$(4,500)	$(3,859)

Income / (loss) per share data (see Note 16):

Income / (loss) per common share—basic:
Income / (loss) per common share	$(0.40)	$(0.37)

Weighted average shares outstanding—basic	11,350,713	10,443,752

Income / (loss) per common share—diluted:
Income / (loss) per common share	$(0.40)	$(0.37)

Weighted average shares outstanding—diluted	16,674,803	15,695,754

Dividends declared per common share	$0.02	$0.02

Comprehensive income / (loss):
Net income / (loss) (from above)	$(6,594)	$(5,890)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(366)	189

Other comprehensive income / (loss), net of tax of $0	(366)	189

Comprehensive income	(6,960)	(5,701)
Less: comprehensive income (loss) attributable to the non-controlling interest	(2,211)	(1,968)

Comprehensive income / (loss) attributable to IFMI	$(4,749)	$(3,733)

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock Class D $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Permanent Equity	Redeemable non- controlling interest (Temporary Equity)
Balance at December 31, 2012	$5	$11	$64,829	$(7,370)	$(495)	$56,980	$18,808	$75,788	$829
Net loss	—	—	—	(4,500)	—	(4,500)	(2,091)	(6,591)	(3)
Other comprehensive income / (loss) (1)	—	—	—	—	(249)	(249)	(117)	(366)	—
Acquisition / (surrender) of additional units of consolidated subsidiary, net	—	—	598	—	(23)	575	(575)	—	—
Equity-based compensation and vesting of shares	—	—	757	—	—	757	348	1,105	24
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	(317)
Dividends / Distributions	—	—	—	(270)	—	(270)	(106)	(376)	—

Balance at March 31, 2013	$5	$11	$66,184	$(12,140)	$(767)	$53,293	$16,267	$69,560	$533

(1)	Represents foreign currency translation adjustment. There were no amounts reclassified from accumulated other comprehensive income / (loss).

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income / (loss)	$(6,594)	$(5,890)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of debt	—	(3)
Equity-based compensation	1,129	548
Realized loss / (gain) on other investments	(579)	—
Change in unrealized (gain) / loss on other investments, at fair value	5,977	5,174
Depreciation and amortization	310	391
(Income) / loss from equity method affiliates	(1,519)	(516)
Change in operating assets and liabilities, net
(Increase) decrease in other receivables	1,295	(508)
(Increase) decrease in investments-trading	17,225	(41,854)
(Increase) decrease in other assets	(809)	63
(Increase) decrease in receivables under resale agreement	(31,306)	(86,007)
Change in receivables from / payables to related parties, net	(364)	(67)
Increase (decrease) in accrued compensation	(4,711)	(2,196)
Increase (decrease) in accounts payable and other liabilities	(2,235)	(954)
Increase (decrease) in trading securities sold, not yet purchased	15,611	(8,596)
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	(29,082)	49,932
Increase (decrease) in securities sold under agreement to repurchase	31,307	85,442
Increase (decrease) in deferred income taxes	(8)	464

Net cash provided by (used in) operating activities	(4,353)	(4,577)

Investing activities
Cash acquired from acquisition of Star Asia Manager, net	679	—
Purchase of investments-other investments, at fair value	(302)	—
Sales and return of principal of other investments, at fair value	589	11
Investment in equity method affiliates	(10)	(6)
Return from equity method affiliates	—	800
Purchase of furniture, equipment, and leasehold improvements	(376)	(17)

Net cash provided by (used in) investing activities	580	788

Financing activities
Repayment and repurchase of debt	—	(147)
Cash used to net share settle equity awards	—	(3)
PrinceRidge non-controlling interest redemptions	(317)	(43)
PrinceRidge mandatorily redeemable equity interest repayments	(86)	—
IFMI non-controlling interest distributions	(106)	(105)
IFMI dividends	(230)	(214)

Net cash used in financing activities	(739)	(512)

Effect of exchange rate on cash	(213)	150

Net increase (decrease) in cash and cash equivalents	(4,725)	(4,151)
Cash and cash equivalents, beginning of period	14,500	18,221

Cash and cash equivalents, end of period	$9,775	$14,070

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

As a result of the Merger, AFN contributed substantially all of its assets into Cohen Brothers in exchange for newly issued membership units directly from Cohen Brothers. In addition, AFN received additional Cohen Brothers membership interests directly from its members in exchange for AFN common stock. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer. As a result, all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. The remaining membership interests of Cohen Brothers that are not held by AFN are included as a component of non-controlling interest in the consolidated balance sheet.

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in credit related fixed income investments. As of March 31, 2013, the Company had $6.2 billion in assets under management (“AUM”) of which 96%, or $6.0 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC) or the “Operating LLC” refers to the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC, (formerly known as PrinceRidge Partners LLC). “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary.

The Company’s business is organized into the following three business segments:

Capital Markets: The Company’s Capital Markets business segment consists primarily of credit-related fixed income securities sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company had offered execution and brokerage services for equity derivative products until December 31, 2012 when the Company sold its equity derivatives brokerage business to a new entity owned by two of the Company’s former employees. See note 5 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company carries out its capital market activities primarily through its subsidiaries: JVB and PrinceRidge in the United States, and CCFL in Europe.

Asset Management: The Company’s Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively referred to as “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. The Company’s Asset Management business segment includes its fee-based asset management operations which include ongoing base and incentive management fees.

Principal Investing: The Company’s Principal Investing business segment is comprised primarily of its investments in certain Investment Vehicles it manages, as well as investments in structured products, and the related gains and losses that they generate.

The Company generates its revenue by business segment primarily through the following activities:

Capital Markets:

•	trading activities of the Company, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

•	new issue and advisory revenue comprised primarily of (i) origination fees for corporate debt issues originated by the Company; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging and placing the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management:

•	asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle; and incentive management fees earned based on the performance of the various Investment Vehicles; and

•	income or loss from equity method affiliates.

Principal Investing:

•	gains and losses (unrealized and realized) and income and expense earned on securities (primarily on investments in Investment Vehicles the Company manages) classified as other investments, at fair value; and

•	income or loss from equity method affiliates.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim months periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2012.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires companies to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on a company’s financial position. The amendments require enhanced disclosures by requiring improved information about financial statements and derivative instruments that are either (1) offset in accordance with current literature, or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and interim periods within those annual periods. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies that the scope of the intended disclosures required by ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. An entity is required to provide the disclosures retrospectively for all comparative periods presented. The Company’s adoption of the provisions of ASU 2011-11 and ASU 2013-01 effective January 1, 2013 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows since the repurchase agreements, receivables under resale agreements and derivatives that it holds are not subject to an enforceable master netting arrangement or similar agreement.

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

B. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 7 for a discussion of the fair value hierarchy with respect to investments-trading, other investments, at fair value and the derivatives held by the Company.

Cash and cash equivalents: Cash is carried at historical cost, which is assumed to approximate fair value. The estimated fair value measurement of cash and cash equivalents is classified within level 1 of the valuation hierarchy.

Investments-trading: These amounts are carried at fair value. The fair value is based on either quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or valuation models when quotations are not available. See note 7 for disclosures about the categorization of the fair value measurements of investments-trading within the three level fair value hierarchy.

Other investments, at fair value: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent broker market quotations, or valuation models when quotations are not available. In the case of investments in alternative investment funds, fair value is generally based on the reported net asset value of the underlying fund. See note 7 for disclosures concerning the categorization of the fair value measurements of other investments, at fair value within the three level fair value hierarchy.

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

Trading securities sold, not yet purchased: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent market quotations, market price quotations from third party pricing services, or valuation models when quotations are not available. See note 7 for disclosures concerning the categorization of the fair value measurements of trading securities sold, not yet purchased within the three level fair value hierarchy.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of March 31, 2013 and December 31, 2012, the fair value of the Company’s debt was estimated to be $35.3 million and $34.6 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; and other investments, at fair value. See notes 7 and 8. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts and EuroDollar futures. For derivative instruments, such as TBAs, the fair value is generally based on market price quotations from third party pricing services. See note 7 for disclosures concerning the categorization of the fair value measurements within the three level fair value hierarchy.

C. Recent Accounting Developments

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of the entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods presented in the initial year of adoption (if it changed its accounting as a result of adopting the guidance) and shall disclose that fact. The use of hindsight would allow an entity to recognize, measure, and disclose obligations resulting from joint and several liability arrangements within the scope of this ASU in comparative periods using information available at adoption rather than requiring an entity to make judgments about what information it had in each of the prior periods to measure the obligation. Early adoption is permitted. The Company will adopt the provisions of ASU 2013-04 effective January 1, 2014 and is currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies, specifically, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company will adopt the provisions of ASU 2013-05 effective January 1, 2014, and the Company does not expect that the adoption of the provisions will have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

4. ACQUISITION

Effective March 1, 2013, Star Asia Manager repurchased its outstanding equity units held by Star Asia Mercury LLC (formerly, Mercury Partners, LLC) (“Mercury”). Star Asia Manager repurchased the units from Mercury for $425 and a note payable of $725. Under the note payable, interest accrues at a variable rate and there is no stated maturity date. See note 12. This agreement between Star Asia Manager and Mercury is referred to herein as the “Star Asia Manager Repurchase Transaction.”

Prior to the Star Asia Manager Repurchase Transaction, the Company owned 50% of the voting interests in Star Asia Manager and Mercury owned 50%. The Company accounted for its investment under the equity method of accounting. As a result of the Star Asia Manager Repurchase Transaction, the Company obtained 100% voting control of Star Asia Manager. Because the transaction resulted in the Company obtaining control, the Company accounted for the transaction as a business combination as called for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Subsequent to the Star Asia Manager Repurchase Transaction, the Company included Star Asia Manager in its consolidated financial statements.

Under ASC 805, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report provisional amounts. For a period of up to one year subsequent to the acquisition date (the measurement period), the Company can adjust the provisional amounts as it obtains new information regarding the facts and circumstances that existed at the acquisition date. The following table summarizes the provisional amounts of the identified assets acquired and liabilities assumed at the acquisition date as of March 1, 2013 (dollars in thousands):

Total Estimated Fair Value as of Acquisition Date
Assets acquired:
Cash and cash equivalents	$1,104
Due from related parties	253
Other assets	150
Liabilities assumed:
Accounts payable and other liabilities	(55)

Fair value of net assets acquired	1,452
Purchase price (1)	1,855

Intangible Asset (2)	$403

As provisional amounts, the amounts in the table above are subject to changes during the measurement period. See notes 11 and 19.

(1)	The purchase price represents the cash paid to Mercury of $425; the note payable to Mercury of $725; and the Company’s equity method investment immediately prior to the Star Asia Manager Repurchase Transaction. For purposes of the provisional amounts, the Company has assumed the carrying value of the Company’s equity method investment immediately prior to the Star Asia Manager Repurchase Transaction approximated fair value. As with all provisional purchase accounting amounts, this is subject to adjustment during the measurement period.
(2)	For purposes of the provisional purchase accounting, the Company determined that the excess of the purchase price over the net fair value of tangible assets acquired should entirely be allocated to an intangible asset representing the value of Star Asia Manager’s investment management contract with Star Asia. The Company treated the estimated value as an intangible asset with a finite life. The Company will amortize the intangible asset using the straight-line method over the estimated economic life of the asset of 1.3 years. The intangible asset was allocated to the Asset Management business segment. See note 18. As with all provisional purchase accounting amounts, this is subject to adjustment during the measurement period.

For the three months ended March 31, 2013, Star Asia Manager (since its acquisition effective March 1, 2013) has contributed $273 of revenue and $186 of net income to the Company. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2011:

	Pro Forma Three months ended
	2013	2012
	(dollars in thousands)
Revenue	$14,606	$19,757
Earnings (loss) attributable to IFMI	$(4,396)	$(3,679)

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at March 31, 2013 and December 31, 2012, respectively.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2013	December 31, 2012
Receivable from clearing organizations	$1,064	$1,084
Unsettled regular way trades, net	—	9,653
Deposits with clearing organizations	1,381	1,516

Receivables from brokers, dealers, and clearing agencies	$2,445	$12,253

Receivable from clearing organizations represents un-invested cash held by the clearing organization, which includes cash proceeds from short sales.

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at March 31, 2013 and December 31, 2012, respectively.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2013	December 31, 2012
Unsettled regular way trades, net	$18,655	$—
Margin payable	38,701	96,211

Payables to brokers, dealers, and clearing agencies	$57,356	$96,211

Securities transactions are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $297 and $887 for the three months ended March 31, 2013 and 2012, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS—TRADING

(Dollars in Thousands)

Security Type	March 31, 2013	December 31, 2012
U.S. government agency MBS and CMOs (1)	$24,416	$34,592
U.S. government agency debt securities	18,982	21,066
RMBS	1,622	583
CMBS	142	12
U.S. Treasury securities	10,494	147
Interests in securitizations (2)	326	352
SBA loans	8,803	15,705
Corporate bonds and redeemable preferred stock	55,944	56,022
Foreign government bonds	53	448
Municipal bonds	26,720	37,745
Exchange traded funds	6	—
Certificates of deposit	11,073	8,934
Equity securities	329	533
Other	4	—

Investments-trading	$158,914	$176,139

(1)	Includes TBAs. See note 8.
(2)	Primarily comprised of CDOs, CLOs, and ABS.

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

Security Type	March 31, 2013	December 31, 2012
U.S. government agency MBS (1)	$70	$13
U.S. Treasury securities	23,011	19,722
Corporate bonds and redeemable preferred stock	35,874	21,976
Foreign government bonds	60	—
Municipal bonds	128	128
Exchange traded funds	103	—
Certificates of deposit	532	2,325
Equity securities	—	3

Trading securities sold, not yet purchased	$59,778	$44,167

(1)	Represents TBAs. See note 8.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) in the amount of $1,710 and $(52) for the three months ended March 31, 2013 and 2012, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	March 31, 2013
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$82	$(135)
Equity Securities:
EuroDekania	7,807	2,394	(5,413)
Star Asia	23,304	24,136	832
Tiptree	5,561	2,834	(2,727)
Star Asia Special Situations Fund	2,143	2,848	705
Other securities	232	89	(143)

Total equity securities	39,047	32,301	(6,746)

Residential loans	220	255	35

Other investments, at fair value	$39,484	$32,638	$(6,846)

	December 31, 2012
Security Type	Cost	Carrying Value	Unrealized Gain / (Loss)
Interests in securitizations (1)	$217	$77	$(140)
Equity Securities:
EuroDekania	7,807	2,054	(5,753)
Star Asia	23,304	30,169	6,865
Tiptree	5,561	2,834	(2,727)
Star Asia Special Situations Fund	1,841	2,503	662
Other securities	232	431	199

Total equity securities	38,745	37,991	(754)

Residential loans	230	255	25

Other investments, at fair value	$39,192	$38,323	$(869)

(1)	Represents an interest in a CDO.

7. FAIR VALUE DISCLOSURES

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $5,398 and $5,174 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2013 and 2012, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2013 and 2012. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	March 31, 2013 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$24,416	$—	$24,416	$—
U.S. government agency debt securities	18,982	—	18,982	—
RMBS	1,622	—	1,622	—
CMBS	142	—	142	—
U.S. Treasury securities	10,494	10,494	—	—
Interests in securitizations (1)	326	—	67	259
SBA loans	8,803	—	8,803	—
Corporate bonds and redeemable preferred stock	55,944	7,341	48,603	—
Foreign government bonds	53	—	53	—
Municipal bonds	26,720	—	26,720	—
Exchange traded funds	6	6	—
Certificates of deposit	11,073	—	11,073	—
Equity securities	329	182	147	—
Other	4	4	—	—

Total investments-trading	$158,914	$18,027	$140,628	$259

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	$2,394	$—	$—	$2,394
Star Asia (3)	24,136	—	—	24,136
Tiptree (4)	2,834	—	—	2,834

	29,364	—	—	29,364
Investment Funds
Star Asia Special Situations Fund (3)	2,848	—	—	2,848

	2,848	—	—	2,848

Other	89	23	66	—

Total equity securities	32,301	23	66	32,212
Interests in securitizations (1)	82	—	—	82
Residential loans	255	—	255	—

Total other investments, at fair value	$32,638	$23	$321	$32,294

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency MBS	$70	$—	$70	$—
U.S. Treasury securities	23,011	23,011	—	—
Corporate bonds and redeemable preferred stock	35,874	37	35,837	—
Foreign government bonds	60	—	60	—
Municipal bonds	128	—	128	—
Exchange traded funds	103	103	—	—
Certificates of deposit	532	—	532	—

Total trading securities sold, not yet purchased	$59,778	$23,151	$36,627	$—

(1)	Primarily comprised of CDOs, CLOs, and ABS.
(2)	Hybrid Securities Fund—European.
(3)	Real Estate Fund—Asian.
(4)	Diversified Fund.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

(Dollars in Thousands)

	December 31, 2012 Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments-trading:
U.S. government agency MBS and CMOs	$34,592	$—	$34,592	$—
U.S. government agency debt securities	21,066	—	21,066	—
RMBS	583	—	583	—
CMBS	12	—	12	—
U.S. Treasury securities	147	147	—	—
Interests in securitizations (1)	352	—	57	295
SBA loans	15,705	—	15,705	—
Corporate bonds and redeemable preferred stock	56,022	5,643	50,379	—
Foreign government bonds	448	—	448	—
Municipal bonds	37,745	—	37,745	—
Certificates of deposit	8,934	—	8,934	—
Equity securities	533	395	138	—

Total investments-trading	$176,139	$6,185	$169,659	$295

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (2)	$2,054	$—	$—	$2,054
Star Asia (3)	30,169	—	—	30,169
Tiptree (4)	2,834	—	—	2,834

	35,057	—	—	35,057
Investment Funds
Star Asia Special Situations Fund (3)	2,503	—	—	2,503

	2,503	—	—	2,503

Other	431	24	407	—

Total equity securities	37,991	24	407	37,560
Interests in securitizations (1)	77	—	—	77
Residential loans	255	—	255	—

Total other investments, at fair value	$38,323	$24	$662	$37,637

Liabilities:
Trading securities sold, not yet purchased:
U.S. government agency MBS	$13	$—	$13	$—
U.S. Treasury securities	19,722	19,722	—	—
Corporate bonds and redeemable preferred stock	21,976	152	21,824	—
Municipal bonds	128	—	128	—
Certificates of deposit	2,325	—	2,325	—
Equity securities	3	3	—	—

Total trading securities sold, not yet purchased	$44,167	$19,877	$24,290	$—

(1)	Primarily comprised of CDOs, CLOs, and ABS.
(2)	Hybrid Securities Fund—European.
(3)	Real Estate Fund—Asian.
(4)	Diversified Fund.

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the hierarchy of the estimate. The discussion that follows applies regardless of whether the instrument is included in investments-trading; other investments, at fair value; or trading securities sold, not yet purchased.

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

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for certain interests in securitizations and requires management to make a number of assumptions, including assumptions about the future of interest rates, discount rates; and the timing of cash flows. The assumptions the Company applies are specific to each security. Although the Company may rely on internal calculations to compute the fair value of certain interest in securitizations, the Company requests and considers indications of fair value from third party pricing services to assist in the valuation process.

SBA Loans: The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices, internal valuation models using observable inputs, or market price quotations from third party pricing services. The Company generally classifies these investments within level 2 of the valuation hierarchy. These valuations are based on a market approach.

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

In some cases, the Company has owned options or warrants in newly publicly traded companies when the option or warrant itself is not publicly traded. In those cases, the Company used an internal valuation model and classified the investment within level 3 of the valuation hierarchy. The non-exchange traded equity options and warrants were measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price, and maturity date. Once the securities underlying the options or warrants (not the options or warrants themselves) have quoted prices available in an active market, the Company attributes a value to the warrants using the Black-Scholes model based on the respective price of the options or warrants and the quoted prices of the securities underlying the options or warrants and key observable inputs. In this case, the Company will generally classify the options or warrants as level 2 within the valuation hierarchy because the inputs to the valuation model are now observable. If the option or warrant itself begins to trade on a liquid exchange, the Company will discontinue using a valuation model and will begin to use the public exchange price at which point it will be classified as level 1 in the valuation hierarchy.

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

In the case of Star Asia, the Company utilizes a valuation model to determine fair value, which uses a market approach and generally classifies its investment within level 3 of the valuation hierarchy. Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services—Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it is the Company’s assessment that the fair value of the subordinated debt securities has diverged from its carrying value. Because Star Asia’s published NAV is calculated using the amortized cost of these subordinated debt securities, the Company has concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. The Company estimates the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, which is derived from similar non-investment grade long term subordinated debt issuances.

The Company used discount rates of 6.82% and 6.65% as of December 31, 2012 and March 31, 2013, respectively, in determining the fair value of Star Asia’s subordinated debt securities. If the Company had used Star Asia’s unadjusted NAV, rather than the Company’s financial model described above in determining the fair value of the Company’s investment in Star Asia, the Company would have recorded its investment in Star Asia at a value of $39,998 and $34,375 as of December 31, 2012 and March 31, 2013, respectively, as compared to the fair value as determined by the Company’s internal valuation model of $30,169, and $24,136 as of December 31, 2012 and March 31, 2013, respectively.

Residential Loans: Management utilizes home price indices to value the residential loans. Previously, management had considered adjustments to these indices but elected at the beginning of 2012 not to adjust the indices. Adjustments to the index implied a level 3 valuation. The methodology using an unadjusted index, which is considered an observable input, implies a level 2 valuation.

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third party pricing services. Certificates of deposit are generally categorized in level 2 of the valuation hierarchy.

Derivatives:

TBAs

The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. TBAs are generally classified within level 2 of the fair value hierarchy. If there is limited transaction activity or less transparency to observe market based inputs to valuation models, TBAs are classified in level 3 of the fair value hierarchy. U.S. government agency MBS and CMOs include TBAs. Unrealized gains on TBAs are included in investments-trading on the Company’s consolidated balance sheets and unrealized losses on TBAs are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 8.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized level 3 inputs to determine fair value for the three months ended March 31, 2013 and 2012.

LEVEL 3 INPUTS

Three Months Ended March 31, 2013

(Dollars in Thousands)

	January 1, 2013	Total gains and losses included in earnings				Purchases	Sales	March 31, 2013	Change in unrealized gains/(losses) for the period included in earnings (1)
		Net trading		Principal transactions and other income	Transfers out of Level 3
Assets:
Investments-trading:
Interests in securitizations (2)	$295		$(36)	$—	$—	$—	$—	$259	$(36)

Total investments-trading	$295		$(36)	$—	$—	$—	$—	$259	$(36)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (3)	$2,054	$		$340	$—	$—	$—	$2,394	$340
Star Asia (4)	30,169		—	(6,033)	—	—	—	24,136	(6,033)
Tiptree (5)	2,834		—	—	—	—	—	2,834	—

	35,057		—	(5,693)	—	—	—	29,364	(5,693)

Investment Funds
Star Asia Special Situations Fund (4)	2,503		—	43	—	302	—	2,848	43

	2,503		—	43	—	302	—	2,848	43

Total equity securities	37,560		—	(5,650)	—	302	—	32,212	(5,650)
Interests in securitizations (2)	77		—	5	—	—	—	82	5

Total other investments, at fair value	$37,637		$—	$(5,645)	$—	$302	$—	$32,294	$(5,645)

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(2)	Primarily comprised of CDOs, CLOs, and ABS.
(3)	Hybrid Securities Funds—European.
(4)	Real Estate Funds—Asian.
(5)	Diversified Fund.

LEVEL 3 INPUTS

Three Months Ended March 31, 2012

(Dollars in Thousands)

	January 1, 2012	Total gains and losses included in earnings			Purchases	Sales	March 31, 2012	Change in unrealized gains/(losses) for the period included in earnings (1)
		Net trading	Principal transactions and other income	Transfers out of Level 3
Assets:
Investments-trading:
RMBS	$4,932	$17	$—	$—	$171	$(5,120)	$—	$—
Interests in securitizations (2)	221	(37)	—	—	2,225	—	2,409	(37)
Equity securities	35	6	—	—	126	—	167	6

Total investments-trading	$5,188	$(14)	$—	—	$2,522	$(5,120)	$2,576	$(31)

Other investments, at fair value:
Equity Securities:
Other Investment Vehicles
EuroDekania (3)	$2,370	$—	$(22)	$—	$—	$—	$2,348	$(22)
Star Asia (4)	37,358	—	(5,240)	—	—	—	32,118	(5,240)
Tiptree (5)	2,533	—	117	—	—	—	2,650	117

	42,261	—	(5,145)	—	—	—	37,116	(5,145)

Other	132	—	(50)	—	—	—	82	(50)

Total equity securities	42,393	—	(5,195)	—	—	—	37,198	(5,195)
Interests in securitizations (2)	88	—	9	—	—	—	97	9
Residential loans	267	—	—	(267)	—	—	—	—

Total other investments, at fair value	$42,748	$—	$(5,186)	$(267)	$—	$—	$37,295	$(5,186)

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(2)	Primarily comprised of CDOs, CLOs, and ABS.
(3)	Hybrid Securities Funds—European.
(4)	Real Estate Funds—Asian.
(5)	Diversified Fund.

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

Investments-trading: During the three months ended March 31, 2013 and 2012, there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value: During the three months ended March 31, 2013, there were no transfers into or out of level 3 of the valuation hierarchy.

During the three months ended March 31, 2012, the Company transferred $267 in residential loans from level 3 to level 2 of the valuation hierarchy.

The following table provides the quantitative information about level 3 fair value measurements as of March 31, 2013 and December 31, 2012, respectively:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS

(Dollars in Thousands)

	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs	Weighted Average	Range of Significant Inputs
Assets:
Other investments, at fair value:
Equity Securities:
Star Asia	$24,136	Adjusted NAV	Discount rate on debt	6.65%	6.65%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS

(Dollars in Thousands)

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Weighted Average	Range of Significant Inputs
Assets:
Other investments, at fair value:
Equity Securities:
Star Asia	$30,169	Adjusted NAV	Discount rate on debt	6.82%	6.82%

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

With respect to the fair value measurement of investment funds and other non-publicly traded entities for which the Company uses the underlying net asset value per share to determine the fair value of the Company’s respective investment, a significant increase (decrease) in the net asset value per share, which is linked to the underlying financial performance of the respective entity, would result in a significantly higher (lower) fair value measurement.

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

Investments in Certain Entities That Calculate Net Asset Value Per Share (Or Its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES

THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value at March 31, 2013 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,394	N/A	N/A	N/A
Star Asia (b)	24,136	N/A	N/A	N/A
Tiptree (c)	2,834	N/A	N/A	N/A

	29,364

Investment Funds:
Star Asia Special Situations Fund (d)	2,848	$—	N/A	N/A

	2,848

Total	$32,212

	Fair Value at December 31, 2012 (dollars in thousands)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Other Investment Vehicles:
EuroDekania (a)	$2,054	N/A	N/A	N/A
Star Asia (b)	30,169	N/A	N/A	N/A
Tiptree (c)	2,834	N/A	N/A	N/A

	35,057

Investment Funds:
Star Asia Special Situations Funds (d)	2,503	$321	N/A	N/A

	2,503

Total	$37,560

N/A – Not applicable.

(a)	EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.
(b)	Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using an internal valuation model that uses a market approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $34,375 as of March 31, 2013 and $39,998 as of December 31, 2012.
(c)	The investment strategy of Tiptree is focused on investing in (a) specialty finance companies; (b) alternative asset management companies; and (c) diversified credit assets and related equity interests. Tiptree primarily seeks to acquire majority ownership interests in its investees. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company uses the latest reported net asset value from Tiptree. From time to time, the net asset value may be in arrears. As of March 31, 2013 and December 31, 2012, the Company owned approximately 1% of Tiptree.

(d)	The Star Asia Special Situations Fund’s investment strategy is to make investments in real estate and securities backed by real estate in Japan. The Star Asia Special Situations Fund is a closed end fund that does not allow investor redemptions. It has an initial life of three years which can be extended under certain circumstances for up to two years. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. As of March 31, 2013 and December 31, 2012, the Company had unfunded commitments of $0 and $321, respectively. See note 20. The Company’s unfunded commitment was denominated in Japanese Yen and fluctuated based on the foreign exchange spot rate used at any particular period. The two year commitment expires on December 31, 2014.

8. DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivative financial instruments are recorded at fair value. If the derivative was entered into as part of the Company’s broker-dealer operations, it will be included as a component of investments-trading or trading securities sold, not yet purchased. If it is entered into as an economic hedge for another financial instrument included in other investments, at fair value then the derivative will be included as a component of other investments, at fair value. The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) arising from the Company’s investments in interest rate sensitive investments; and (iii) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts; (ii) EuroDollar futures; and (iii) purchase and sale agreements of TBAs. TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as a standard security trade. The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company may, from time to time, enter into the following derivative instruments:

TBAs

The Company trades U.S. government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2013, the Company had open TBA sale agreements in the notional amount of $81,582 and open TBA purchase agreements in the notional amount of $59,250. At December 31, 2012, the Company had open TBA sale agreements in the notional amount of $40,125 and open TBA purchase agreements in the notional amount of $32,794.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value recognized in the consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815	Balance Sheet Classification	Unrealized Gain / (Loss) as of March 31, 2013	Unrealized Gain / (Loss) as of December 31, 2012
TBAs	Investments—trading	$120	$35
TBAs	Trading securities sold, not yet purchased	(70)	(13)

		$50	$22

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations for the three months ended March 31, 2013 and 2012:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments under FASB ASC 815	Income Statement Classification	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
TBAs	Revenues—net trading	$(190)	$(30)

		$(190)	$(30)

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients. In general, the Company will enter into a TBA purchase agreement with the client. Then, the Company will immediately enter into a TBA sale agreement with identical terms and settlement date with a separate counterparty. The Company seeks to profit through a small mark-up in the price of the transaction. The TBAs will match underlying terms and settlement dates. Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA. The gain or loss on the transaction is recorded as a component of net trading in the consolidated statement of operations and is included in due to or due from broker in the consolidated balance sheet until it settles. As of March 31, 2013, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements in the notional amount of $413,700 . The net profit on these transactions is recorded as a component of net trading revenue and is included as a component of TBA revenue in the table above. Any revenue on trades that have not yet settled is included as a component of due to or due from brokers, dealers, and clearing organizations.

9. COLLATERALIZED SECURITIES TRANSACTIONS

Securities purchased under agreements to resell (“reverse repurchase agreements” or “receivables under resale agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”), principally U.S. government and federal agency obligations and MBS, are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. The resulting interest income and expense are included in net trading in the consolidated statements of operations.

In the case of reverse repurchase agreements, the Company generally takes possession of securities as collateral. Likewise, in the case of repurchase agreements, the Company is required to provide the counterparty with securities.

In certain cases a repurchase agreement and a reverse repurchase agreement may be entered into with the same counterparty. If certain requirements are met, the offsetting provisions included in FASB ASC 210, Balance Sheet (“FASB ASC 210”), allow (but do not require) the reporting entity to net the asset and liability on the balance sheet. It is the Company’s policy to present the assets and liabilities on a gross basis even if the conditions described in offsetting provisions included in FASB ASC 210 are met. The primary requirement to present assets and liabilities on a net basis is to have a master netting agreement with the counterparty. Because the Company does not generally enter into repurchase agreements and reverse repurchase agreements with the same counterparties, it does not have master netting agreements in place.

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

At March 31, 2013 and December 31, 2012, the Company held reverse repurchase agreements of $101,416 and $70,110, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $105,804 and $73,382, respectively.

At March 31, 2013 and December 31, 2012, the Company had repurchase agreements of $101,580 and $70,273, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $101,426 and $73,382, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

As of March 31, 2013 and December 31, 2012, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, and Fixed Rate Agency CMOs.

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets at March 31, 2013 and December 31, 2012 included:

	March 31, 2013	December 31, 2012
Prepaid expenses	$3,184	$2,329
Security deposits	2,742	2,755
Miscellaneous other assets	15	24
Furniture, equipment and leasehold improvements, net	2,427	2,273
Intangible assets	710	332
Equity method affiliates	2,734	1,910

Other assets	$11,812	$9,623

Accounts payable and other liabilities at March 31, 2013 and December 31, 2012 included:

	March 31, 2013	December 31, 2012
Accounts payable	$1,362	$1,143
Rent payable	997	1,032
Accrued interest payable	524	308
Income and payroll taxes payable	2,359	3,011
Guarantee liability	1,084	1,084
Settlement payable	2,141	4,467
Deferred income	198	498
Mandatorily redeemable equity interests	—	86
Other general accrued expenses	1,895	1,451

Accounts payable and other liabilities	$10,560	$13,080

See note 13 regarding mandatorily redeemable equity interests. See note 17 regarding the settlement payable.

11. INVESTMENTS IN EQUITY METHOD AFFILIATES

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

Effective in March 2013, the Company acquired 100% control of Star Asia Manager as a result of the Star Asia Manager Repurchase Transaction. See note 4. Prior to March 1, 2013, the Company accounted for its investment in Star Asia Manager under the equity method. Since March 1, 2013, the Company has included Star Asia Manager in its consolidated financial statements.

As of March 31, 2013, the Company had the following equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Deep Value GP; (ii) Deep Value GP II; (iii) Star Asia SPV; (iv) Star Asia Opportunity; (v) Star Asia Capital Management; (vi) SAA Manager; and (vii) SAP GP. During the three months ended March 31, 2013, the Company did not make an investment in SAP GP or recognize any income or loss under the equity method related to SAP GP. The following table summarizes the activity and the earnings of the Company’s equity method affiliates and includes the activity for Star Asia Manager during the period that the Company accounted for its investment in Star Asia Manager under the equity method.

INVESTMENT IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Investment in
	Star Asia Manager	Deep Value GP	Deep Value GP II	Star Asia SPV	Star Asia Opportunity	Star Asia Capital Management	SAA Manager	Total
Balance at January 1, 2013	$547	$7	$39	$1,395	$22	$(92)	$(8)	$1,910
Investments / advances	—	—	—	—	—	—	10	10
Acquisition (1)	(705)	—	—	—	—	—	—	(705)
Earnings / (loss) realized	158	—	(4)	1,314	(6)	34	23	1,519

Balance at March 31, 2013	$—	$7	$35	$2,709	$16	$(58)	$25	$2,734

(1)	See note 4.

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES

(unaudited)

(Dollars in Thousands)

	March 31, 2013	December 31, 2012
Total Assets	$251,113	$279,874

Liabilities	$81,846	$96,981
Equity attributable to the investees	169,008	182,277
Non-controlling interest	259	616

Liabilities & Equity	$251,113	$279,874

	Three Months Ended March 31,
	2013	2012
Net income / (loss)	$(12,615)	$(15,885)

Net income / (loss) attributable to the investees	$(12,257)	$(15,570)

See note 20 for information regarding transactions with the Company’s equity method investees.

12. DEBT

The Company had the following debt outstanding as of March 31, 2013 and December 31, 2012, respectively:

DETAIL OF DEBT

(Dollars in Thousands)

Description	Current Outstanding Par		March 31, 2013	December 31, 2012	Interest Rate Terms		Interest Rate at 03/31/2013	Maturity
Contingent convertible senior notes:
10.50% contingent convertible senior notes (the “New Notes”)	$8,121		$8,077	$8,068	10.50%		10.50%	May 2014(1)

Junior subordinated notes:
Alesco Capital Trust I	$28,125	(2)	$10,310	10,189	4.28%		4.28%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	7,334	7,248	4.43%		4.43%	March 2035

	48,125	(2)	17,644	17,437

Subordinated notes payable	$342		342	342	12.00	%(3)	12.00%	June 2013 (4)
Star Asia Manager note payable	$725		725	—	3.03%		3.03%	(5)

Total			$26,788	$25,847

(1)	Represents the holder’s earliest put date and the Company’s earliest redemption date. The contractual maturity for the New Notes is May 2027.

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

(2)	The outstanding par represents the total par amount of the junior subordinated notes held by two separate VIE trusts. The Company does not consolidate these trusts. The Company holds $1,489 par value of these junior subordinated notes, comprised of $870 par value of junior subordinated notes related to Alesco Capital Trust I and $619 par value of junior subordinated notes related to Sunset Financial Statutory Trust I. These notes have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.
(3)	Comprised of 9% paid currently and 3% paid in kind.
(4)	The subordinated notes payable will mature on June 20, 2013.
(5)	The Star Asia Manager note payable has no stated maturity date. See description of payment terms below.

Refer to note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s debt.

In connection with the Star Asia Manager Repurchase Transaction in March 2013, Star Asia Manager had paid cash of $425 and issued to Mercury a note payable in the principal amount of $725. See notes 4 and 11. Under the note payable, interest accrues on the unpaid balance of the principal amount at a floating rate equal to three-month LIBOR plus 2.75% per annum. Payments will be made quarterly in an amount equal to 50% of cash available for distribution as defined in the note payable agreement. The Star Asia Manager note payable is pre-payable without penalty and has no stated maturity date.

13. REDEEMABLE NON-CONTROLLING INTEREST (TEMPORARY EQUITY) AND MANDATORILY REDEEMABLE EQUITY INTERESTS

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

During the three months ended March 31, 2012, the Company reclassified $5,886 from redeemable non-controlling interest to mandatorily redeemable equity interests on its consolidated balance sheets due to partnership withdrawals from PrinceRidge. In addition, PrinceRidge purchased $43 of non-controlling interest for cash during the three months ended March 31, 2012 from an existing partner.

During the three months ended March 31, 2013, the Company purchased $317 of non-controlling interest for cash from existing partners.

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

During the three months ended March 31, 2013, the Company distributed cash of $86 to the holders of mandatorily redeemable equity interests. As of March 31, 2013 and December 31, 2012, the mandatorily redeemable equity interests totaled $0 and $86, respectively. See note 10.

14. PERMANENT EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2013 related to the number of shares of unrestricted common stock that the Company had issued as of March 31, 2013:

Common Stock Shares
Balance at December 31, 2012	10,794,725
Shares issued in connection with the redemption of Operating LLC units	186,339
Vesting of shares	503,948

Balance at March 31, 2013	11,485,012

In connection with the acquisition of JVB Holdings in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain of the former owners of JVB Holdings who remained employees of JVB Holdings. As of December 31, 2012, there were 372,681 restricted units outstanding. These units vest over a three year period (of which two of the three years have elapsed) and are treated as compensation for future service. In January 2013, 186,339 restricted units of the Operating LLC vested, and the holders of these vested Operating LLC membership units elected to redeem these units. The Company, at its discretion, issued 186,339 shares of IFMI common stock to the JVB Holdings sellers in exchange for these vested membership units. As of March 31, 2013, there were 186,342 restricted units outstanding.

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

During the three months ended March 31, 2013, IFMI received (net of surrenders) 524,553 units of the Operating LLC. The following table displays the amount of units received by IFMI pursuant to the UIS Agreement and as a result of the vesting and redemption of membership units of the Operating LLC by certain former owners of JVB Holdings for IFMI common stock as discussed above.

Operating LLC Membership Units
Units related to UIS Agreement	338,214
Units received from certain former owners of JVB Holdings	186,339

Total	524,553

The Company recognized a net increase in additional paid in capital of $598 and a net increase in accumulated other comprehensive loss of $23 with an offsetting decrease in non-controlling interest of $575 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI:

	March 31, 2013	March 31, 2012
Net income / (loss) attributable to IFMI	$(4,500)	$(3,859)
Transfers (to) from the non-controlling interest:
Increase in IFMI’s paid in capital for the acquisition / (surrender) of additional units of consolidated subsidiary, net	598	664

Changes from net income / (loss) attributable to IFMI and transfers (to) from non-controlling interest	$(3,902)	$(3,195)

15 . NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein. As of March 31, 2013, the Company had the following two U.S. broker-dealers: JVB and CCPR.

As of March 31, 2013, JVB’s adjusted net capital was $10,655, which exceeded the minimum requirements by $10,543. As of March 31, 2013, CCPR had net capital of $14,060, which exceeded the minimum requirements by $13,810.

CCFL, a subsidiary of the Company regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of March 31, 2013, the total minimum required net liquid capital was $2,572, and net liquid capital in CCFL was $4,286, which exceeded the minimum requirements by $1,714 and was in compliance with the net liquid capital provisions.

16. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three months ended March 31,
	2013	2012
Net income / (loss) attributable to IFMI	$(4,500)	$(3,859)
Add / (deduct): Income / (loss) attributable to the non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(2,091)	(1,902)
Add / (deduct): Adjustment (2)	(14)	(26)

Net income / (loss) on a fully converted basis	$(6,605)	$(5,787)

Weighted average common shares outstanding—Basic	11,350,713	10,443,752
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,252,002

Weighted average common shares outstanding—Diluted (3)	16,674,803	15,695,754

Net income / (loss) per common share—Basic	$(0.40)	$(0.37)

Net income / (loss) per common share—Diluted	$(0.40)	$(0.37)

(1)	The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the three months ended March 31, 2013 and 2012) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The 4,983,557 Operating LLC membership units held by Mr. Daniel G. Cohen are redeemable at Mr. Cohen’s option, at any time on or after January 1, 2014, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’ Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. The 340,533 Operating LLC membership units held by other members of the Operating LLC have the same redemption rights as described above except that the members holding these units may elect to redeem their shares at any time. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share when the effect is dilutive using the if-converted method.
(2)	An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)	Due to the net loss for the three months ended March 31, 2013 and 2012, the weighted average shares calculation excluded (i) restricted Operating LLC membership units of 23,648 and 23,256 for the three months ended March 31, 2013 and 2012, respectively; (ii) restricted units of IFMI Common Stock of 109,101 and 5,107 for the three months ended March 31, 2013 and 2012, respectively; and (iii) restricted shares of IFMI Common Stock of 185,141 and 12,945 for the three months ended March 31, 2013 and 2012, respectively.

17. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company was named in litigation commenced in the United States District Court for the Southern District of New York on June 29, 2012, under the caption U.S. Bank National Association v. Institutional Financial Markets, Inc. The plaintiff, U.S. Bank, alleges breach of contract respecting certain fees allegedly owing to U.S. Bank, as Trustee, in connection with the issuance of trust preferred securities, seeking damages and a declaration that the Company must make certain future fee payments. The Company filed a motion to dismiss the complaint in lieu of an answer on October 26, 2012. U.S. Bank filed its response to the motion on November 26, 2012. The court has not yet ruled on the motion. The Company intends to defend the action vigorously.

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

Alesco XIV Guarantee

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by the Company. At the Merger Date, the Company recorded a liability of $1,084 related to this arrangement which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet and has remained unchanged. This amount does not represent the expected loss; rather it represents the Company’s estimate of the fair value of its guarantee (i.e. the amount it would have to pay a third party to assume this obligation). This arrangement is being accounted for as a guarantee. The value will be adjusted under certain limited circumstances such as: (i) when the guarantee is extinguished or (ii) if payment of amounts under the guarantee become probable and estimable. The maximum potential loss to the Company on this arrangement is $8,750. Under certain circumstances, Assured can require the Company to post liquid collateral.

Accumulated Dividends and Dividend Equivalents on Restricted Stock and Restricted Units

From time to time, the Company has granted restricted stock and restricted units that are entitled to receive dividends or dividend equivalents as and when such dividends or dividend equivalents are declared and paid by the Company; provided, however, that the cash dividends or dividend equivalents on such restricted stock or restricted units are held by the Company until the period of forfeiture lapses and forfeited if the underlying restricted shares or restricted units are forfeited. The Company’s potential liability, assuming the restricted stock or restricted units were to vest as of March 31, 2013, is approximately $105.

18. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the three months ended March 31, 2013 and 2012 was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

Beginning with the fourth quarter of 2012, the Company reclassified the investment in certain equity method affiliates as well as the income / (loss) from these equity method affiliates from the Principal Investing business segment to the Asset Management business segment. Relevant prior period amounts have been reclassified to conform to the current period presentation.

As of and for the three months ended March 31, 2013	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$13,059	$—	$—	$13,059	$—	$13,059
Asset management	—	4,762	—	4,762	—	4,762
New issue and advisory	995	—	—	995	—	995
Principal transactions and other income	55	510	(5,355)	(4,790)	—	(4,790)

Total revenues	14,109	5,272	(5,355)	14,026	—	14,026
Total operating expenses	14,513	2,933	79	17,525	3,573	21,098

Operating income / (loss)	(404)	2,339	(5,434)	(3,499)	(3,573)	(7,072)
Income / (loss) from equity method affiliates	—	211	1,308	1,519	—	1,519
Other non operating income / (expense)	(55)	(3)	—	(58)	(971)	(1,029)

Income / (loss) before income taxes	(459)	2,547	(4,126)	(2,038)	(4,544)	(6,582)
Income tax expense / (benefit)	(24)	—	—	(24)	36	12

Net income / (loss)	(435)	2,547	(4,126)	(2,014)	(4,580)	(6,594)
Less: Net income / (loss) attributable to the non-controlling interest	(3)	—	—	(3)	(2,091)	(2,094)

Net income / (loss) attributable to IFMI	$(432)	$2,547	$(4,126)	$(2,011)	$(2,489)	$(4,500)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$197	$38	$—	$235	$75	$310

Balance sheet data:
Total assets (2) (3)	$283,425	$7,729	$35,366	$326,520	$9,666	$336,186

Investment in equity method affiliates (included in total assets)	$—	$9	$2,725	$2,734	$—	$2,734

As of and for the three months ended March 31, 2012	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated (1)	Total
Summary statement of operations
Net trading	$17,691	$—	$—	$17,691	$—	$17,691
Asset management	—	4,937	—	4,937	—	4,937
New issue and advisory	1,077	—	—	1,077	—	1,077
Principal transactions and other income	(27)	160	(5,078)	(4,945)	—	(4,945)

Total revenues	18,741	5,097	(5,078)	18,760	—	18,760
Total operating expenses	18,870	1,080	81	20,031	3,932	23,963

Operating income / (loss)	(129)	4,017	(5,159)	(1,271)	(3,932)	(5,203)
Income / (loss) from equity method affiliates	—	341	175	516	—	516
Other non operating income / (expense)	65	—	—	65	(1,277)	(1,212)

Income / (loss) before income taxes	(64)	4,358	(4,984)	(690)	(5,209)	(5,899)
Income tax expense / (benefit)	—	—	—	—	(9)	(9)

Net income / (loss)	(64)	4,358	(4,984)	(690)	(5,200)	(5,890)
Less: Net income / (loss) attributable to the non-controlling interest	(129)	—	—	(129)	(1,902)	(2,031)

Net income / (loss) attributable to IFMI	$65	$4,358	$(4,984)	$(561)	$(3,298)	$(3,859)

Other statement of operations data:
Depreciation and amortization (included in total operating expense)	$229	$4	$—	$233	$158	$391

Balance sheet data:
Total assets (2) (3)	$427,004	$7,012	$42,667	$476,683	$13,395	$490,078

Investment in equity method affiliates (included in total assets)	$—	$697	$5,101	$5,798	$—	$5,798

(1)	Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses (such as cash compensation and benefits, equity-based compensation expense, professional fees, travel and entertainment, consulting fees, and rent) related to support departments excluding certain departments that directly support the Capital Markets business segment; (2) interest expense on corporate debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these business segments and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.
(2)	Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.
(3)	Goodwill and intangible assets as of March 31, 2013 and 2012 are allocated to the Capital Markets and Asset Management business segments as indicated in the table listed below.

As of March 31, 2013:

	Capital Markets	Asset Management		Principal Investing	Segment Total	Unallocated	Total
Goodwill	$7,937	$3,176		$—	$11,113	$—	$11,113
Intangible assets (included in other assets)	$332	$378	(1)	$—	$710	$—	$710

(1)	See note 4 for a discussion about the intangible asset related to the acquisition of 100% control of Star Asia Manager.

As of March 31, 2012:

	Capital Markets	Asset Management	Principal Investing	Segment Total	Unallocated	Total
Goodwill	$8,030	$3,176	$—	$11,206	—	$11,206
Intangible assets (included in other assets)	$538	$—	$—	$538	—	$538

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States; (2) United Kingdom and other; and (3) Asia. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC INFORMATION

(Dollars in Thousands)

	Three months ended March 31,
	2013	2012
Total Revenues:
United States	$11,397	$17,113
United Kingdom & Other	2,356	1,647
Asia	273	—

Total	$14,026	$18,760

Long-lived assets attributable to an individual country, other than the United States, are not material.

19. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $543 and $914 for the three months ended March 31, 2013 and 2012, respectively.

The Company paid income taxes of $94 and $6 for the three months ended March 31, 2013 and 2012, respectively. The Company received no income tax refund for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•	The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by IFMI. The Company recognized a net increase in additional paid-in capital of $598, a net increase of $23 in accumulated other comprehensive loss, and a decrease of $575 in non-controlling interest. See note 14.

•	In connection with the Star Asia Manager Repurchase Transaction, the Company reclassified $705 from investment in equity method affiliates and re-allocated it to certain balance sheet accounts to reflect Star Asia Manager becoming a consolidated subsidiary of the Company. See note 4.

For the three months ended March 31, 2012, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•	The Company recognized a net increase in additional paid-in capital of $664, a net increase of $22 in accumulated other comprehensive loss, and a decrease of $642 in non-controlling interest as a result of additional units of the Operating LLC issued to IFMI as a result of the UIS agreement and redemption of vested Operating LLC units by IFMI.

•	The Company reclassified $5,886 from redeemable non-controlling interest to mandatorily redeemable equity interests in its consolidated balance sheets due to partnership withdrawals from PrinceRidge.

20. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2013 and 2012. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Transactions between Star Asia Manager and the Company

Star Asia Manager serves as external manager of Star Asia and Star Asia SPV (see D-1 and D-4 listed below) and the Company owned 50% of Star Asia Manager prior to March 1, 2013. Following the Star Asia Manager Repurchase Transaction, the Company acquired 100% control of Star Asia Manager and included Star Asia Manager in its consolidated financial statements. See note 4 for a description of the Star Asia Manager Repurchase Transaction. Prior to March 1, 2013, Star Asia Manager had been identified as a related party because it was an equity method investee of the Company. The Company had recognized its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations during the pre-acquisition period. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

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

C. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because TBBK’s Chairman is the Company Chairman and Chief Executive Officer.

TBBK maintained deposits for the Company in the amount of $72 and $36 as of March 31, 2013 and December 31, 2012, respectively. These amounts are not disclosed in the tables at the end of this section.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to third parties. In either of the cases listed above, the Company includes the trading revenue earned (i.e. the gain or loss realized, or commission earned) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

As of March 31, 2013, the Company had a repurchase agreement in the amount of $12,437 with TBBK as its counterparty. This is included as a component of securities sold under agreement to repurchase in the consolidated balance sheet.

D. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of March 31, 2013 and December 31, 2012, the Company directly owned approximately 28% of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB

ASC 825, Star Asia would be treated as an equity method affiliate, and because the Chairman and Chief Executive Officer of the Company is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. The Company, through Star Asia Manager, has an asset management contract with Star Asia. Dividends received from the Company’s investment in Star Asia are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from the management contract are disclosed as part of management fee revenue in the tables at the end of this section.

2. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds Sterling. As of March 31, 2013 and December 31, 2012, the Company directly owned approximately 10% of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the Chairman and Chief Executive Officer of the Company is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of the gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

3. The Deep Value GP and Deep Value GP II served as the general partners for the Deep Value funds. The Deep Value GP and the Deep Value GP II are collectively referred to as the “Deep Value GPs.” The Company owns 50% of the Deep Value GP and 40% of the Deep Value GP II. The Deep Value GP and the Deep Value GP II have been identified as related parties because the Deep Value GPs are equity method affiliates of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

4. Star Asia SPV is a Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the Star Asia SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 31% of Star Asia SPV’s outstanding shares as of March 31, 2013 and December 31, 2012. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

5. Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of March 31, 2013 and December 31, 2012. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund, which is a specialized deep value, public equity securities fund. The Company did not elect the fair value option for its investment in Duart Capital. The Company did not recognize any income or loss under the equity method for the three months ended March 31, 2013 and 2012.

6. Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Japan. As of March 31, 2013 and December 31, 2012, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Opportunity as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

7. Star Asia Capital Management serves as the external manager of Star Asia Opportunity (see D-6 listed above) and the Company owned 33% of Star Asia Capital Management as of March 31, 2013 and December 31, 2012. Star Asia Capital Management has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Capital Management as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

8. The Star Asia Special Situations Fund is a closed-end investment fund that primarily invests in real estate and securities backed by real estate in Japan and does not offer investor redemptions. As of March 31, 2013 and December 31, 2012, the Company owned approximately 6% of the Star Asia Special Situations Fund. The Star Asia Special Situations Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Company’s investment in the Star Asia Special Situations Fund would be treated as an equity method affiliate of the Company. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains and losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

9. SAA Manager serves as the external manager of the Star Asia Special Situations Fund and the Company owned 33% of SAA Manager as of March 31, 2013 and December 31, 2012. SAA Manager has been identified as a related party because it is an equity method investee of the Company. The Company did not elect the fair value option for its investment in SAA Manager. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

10. SAP GP serves as the general partner for the Star Asia Special Situations Fund and the Company owned 33% of SAP GP as of March 31, 2013 and December 31, 2012. SAP GP has been identified as a related party because it is an equity method investee of the Company. The Company did not elect the fair value option for its investment in SAP GP. Income or loss recognized under the equity method is disclosed in the table at the end of this section. Since its inception during the fourth quarter of 2012 and for the three months ended March 31, 2013, the Company had not made an investment or recognized any income or loss under the equity method.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties during the three months ended March 31, 2013 and 2012, respectively, which are described above.

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2013

(Dollars in Thousands)

			Principal transactions and other income		Income /(loss) from equity method affiliates
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)
TBBK	$—	$26	$—	$—	$—
Star Asia	277	—	—	(6,033)	—
Star Asia Manager	—	—	—	—	158
Star Asia SPV	—	—	—	—	1,314
Star Asia Opportunity	—	—	—	—	(6)
Star Asia Capital Management	—	—	—	—	34
Star Asia Special Situations Fund	—	—	—	43	—
SAA Manager	—	—	—	—	23
EuroDekania	—	—	—	340	—
Deep Value GPs	—	—	—	—	(4)

Total	$277	$26	$—	$(5,650)	$1,519

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2012

(Dollars in Thousands)

			Principal transactions and other income		Income / (loss) from equity method affiliates
	Management fee revenue	Net trading	Dividend income and other	Gain/ (Loss)
CBF	$64	$—	$—	$—	$—
TBBK	—	35	—	—	—
Star Asia	—	—	—	(5,240)	—
Star Asia Manager	—	—	—	—	274
Star Asia SPV	—	—	—	—	479
Star Asia Opportunity	—	—	—	—	(304)
Star Asia Capital Management	—	—	—	—	66
EuroDekania	139	—	94	(22)	—
Deep Value GPs	—	—	—	—	1

Total	$203	$35	$94	$(5,262)	$516

The following related party transactions are non-routine and are not included in the tables above.

E. Additional Investment in the Star Asia Special Situations Fund

During the three months ended March 31, 2013, the Company made an additional investment of $302 in the Star Asia Special Situations Fund. This investment extinguished the Company’s unfunded commitment as of December 31, 2012. See notes 6 and 7.

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

DUE FROM/DUE TO RELATED PARTIES

(Dollars in Thousands)

	March 31, 2013	December 31, 2012
Cohen Brothers Financial, LLC	$88	$90
Star Asia and related entities (1)	464	—
Star Asia Manager	—	98
Deep Value GP II	10	—
Employees	516	264

Total Due from Related Parties	$1,078	$452

(1)	Related entities include Star Asia Capital Management and SAA Manager.

22. SUBSEQUENT EVENTS

On May 9, 2013, the Company entered into definitive agreements with Mead Park Capital Partners LLC (“Mead Park Capital”) and CBF (an entity owned solely by Daniel G. Cohen), pursuant to which each will make investments in the Company, totaling $13,746 in the aggregate. Mead Park Capital is a vehicle advised by Mead Park Advisors LLC (“Mead Park”) (a registered investment advisor) and controlled by Jack J. DiMaio, CEO and founder of Mead Park. The investment and related actions were unanimously approved by the Company’s Board of Directors (with Daniel G. Cohen abstaining) following the recommendation of the Board’s Special Committee, which is comprised of three independent directors. The resulting share issuance is subject to shareholder approval and customary closing conditions. Shareholders representing approximately 52% of those eligible to vote have signed voting agreements in support of the transaction.

Under the terms of the definitive agreements, Mead Park Capital will purchase 1,949,167 shares of the Company’s common stock and CBF will purchase 800,000 shares of the Company’s common stock, in each case, at $2.00 per share for a combined investment of $5,498. In addition, Mead Park Capital will purchase a convertible promissory note in the aggregate principal amount of $5,848, which is convertible into 1,949,167 shares at $3.00 per share. CBF will purchase a convertible promissory note in the aggregate principal amount of $2,400, which is convertible into 800,000 shares at $3.00 per share. The convertible notes will have an 8.0% annual interest rate and will mature in five years following the date of their issuances.

Upon the closing of the transactions, Mr. DiMaio and Christopher Ricciardi, a partner in the adviser to Mead Park Capital and former President of IFMI, will join the Company’s Board of Directors. Mr. DiMaio will be named Chairman, and Mr. Cohen will be named Vice Chairman of the Board. In addition, IFMI’s Board of Directors will be reduced from ten to eight members.

In addition, Mr. Cohen will transition to President of IFMI’s European operations. The Board’s Nominating and Corporate Governance Committee is currently undertaking a search for a successor to Mr. Cohen as Chief Executive Officer. Until a successor is appointed, Mr. Cohen will remain as IFMI’s CEO.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Institutional Financial Markets, Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are a financial services company specializing in credit-related fixed income investments. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets, investment banking, and asset management solutions to institutional investors, corporations, and other small broker dealers. We are organized into three business segments: Capital Markets, Asset Management, and Principal Investing.

•	Capital Markets: Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We had offered execution and brokerage services for equity derivative products until December 31, 2012, when we sold our equity derivatives brokerage business to a newly formed entity owned by two of our former employees. See note 5 to the Company’s consolidated financial statements included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2012. We carry out our capital market activities primarily through our subsidiaries: JVB and PrinceRidge in the United States, and CCFL in Europe.

•	Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of March 31, 2013, we had approximately $6.2 billion in AUM of which 96%, or $6.0 billion, was in CDOs.

•	Principal Investing: Our Principal Investing business segment is comprised primarily of our investments in Investment Vehicles we manage, as well as investments in structured products, and the related gains and losses that they generate.

We generate our revenue by business segment primarily through:

Capital Markets:

•	our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

•	new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue revenue associated with arranging and placing the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management:

•	asset management fees for our on-going asset manager services provided to various Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicle;

•	incentive management fees earned based on the performance of the various Investment Vehicles; and

•	income or loss from equity method affiliates

Principal Investing:

•	gains and losses (unrealized and realized) and income and expense earned on securities, primarily in investments in Investment Vehicles we manage, classified as other investments, at fair value; and

•	income or loss from equity method affiliates.

Business Environment

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. Severe market fluctuations or weak economic conditions could continue to reduce our trading volume and revenues and adversely affect our profitability.

The markets remain uneven and vulnerable to changes in investor sentiment. We believe the general business environment will continue to be challenging for the remainder of 2013.

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

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees. Approximately 96% of our existing AUM are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of March 31, 2013, we had $32,638 of other investments, at fair value representing our principal investment portfolio. Of this amount, $32,212, or 99%, was comprised of investments in four separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, Tiptree, and the Star Asia Special Situations Fund. Furthermore, the investment in Star Asia is our largest single principal investment and, as of March 31, 2013, had a fair value of $24,136, representing 74% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments, and in real property located in Japan. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general.

Margin Pressures in Corporate Bond Brokerage Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy and financial market activity. Overall market conditions are a product of many factors beyond our control and can be unpredictable. These factors may affect the financial decisions made by investors, including the level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors including the volatility of the equity and fixed income markets, the level and shape of the various yield curves, and the volume and value of trading in securities.

Since 2010, both margins and volumes in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and general market activity has declined. Further, we continue to expect that competition will increase over time, resulting in continued margin pressure.

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) expanding our European capital markets business; (iii) acquiring new product lines; and (iv) monitoring our fixed costs. During the second half of 2012, we undertook cost-cutting initiatives by merging support functionality among and across many of our subsidiaries and business lines. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

Legislation Affecting the Financial Services Industry

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets, including credit and derivative transactions. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over the next several years, thus making it difficult to assess the impact on the financial industry, including us, at this time. The Dodd-Frank Act establishes enhanced compensation and corporate governance oversight for the financial services industry, provides a specific framework for payment, clearing and settlement regulation, and empowers the SEC to adopt regulations requiring new fiduciary duties and other more stringent regulation of broker-dealers, investment companies, and investment advisers. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expect to adapt successfully to any new applicable legislative and regulatory requirements.

Recent Events

Investment by Mead Park Capital and CBF

On May 9, 2013, the Company entered into definitive agreements with Mead Park Capital Partners LLC (“Mead Park Capital”) and CBF, pursuant to which each will make investments in the Company, totaling $13,746 in the aggregate. See note 22 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Acquisition of 100% Control of Star Asia Manager

Effective March 1, 2013, Star Asia Manager repurchased its outstanding equity units held by Star Asia Mercury LLC (formerly, Mercury Partners, LLC) (“Mercury”). Star Asia Manager repurchased the units from Mercury for $425 in cash and a note payable of $725. Under the note payable, interest accrues at a variable rate and there is no stated maturity date. This agreement between Star Asia Manager and Mercury is referred to herein as the “Star Asia Manager Repurchase Transaction.”

Prior to the Star Asia Manager Repurchase Transaction, we owned 50% of the voting interests in Star Asia Manager and Mercury owned 50%. We accounted for its investment under the equity method of accounting. As a result of the Star Asia Manager Repurchase Transaction, we obtained 100% voting control of Star Asia Manager. Because the transaction resulted in us obtaining control, we accounted for the transaction as a business combination as called for under ASC 805. Subsequent to the Star Asia Manager Repurchase Transaction, we included Star Asia Manager in our consolidated financial statements.

See notes 4, 11, and 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2013 and 2012.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31,		Favorable/ (Unfavorable)
	2013	2012	$ Change	% Change
Revenues
Net trading	$13,059	$17,691	$(4,632)	(26)%
Asset management	4,762	4,937	(175)	(4)%
New issue and advisory	995	1,077	(82)	(8)%
Principal transactions and other income	(4,790)	(4,945)	155	(3)%

Total revenues	14,026	18,760	(4,734)	(25)%

Operating expenses
Compensation and benefits	13,497	16,274	2,777	17%
Business development, occupancy, equipment	1,455	1,174	(281)	(24)%
Subscriptions, clearing, and execution	2,317	3,073	756	25%
Professional fees and other operating	3,519	3,051	(468)	(15)%
Depreciation and amortization	310	391	81	21%

Total operating expenses	21,098	23,963	2,865	12%

Operating income / (loss)	(7,072)	(5,203)	(1,869)	(36)%

Non operating income / (expense)
Interest expense, net	(1,029)	(1,215)	186	15%
Gain on repurchase of debt	—	3	(3)	(100)%
Income / (loss) from equity method affiliates	1,519	516	1,003	194%

Income / (loss) before income tax expense / (benefit)	(6,582)	(5,899)	(683)	(12)%
Income tax expense / (benefit)	12	(9)	(21)	(233)%

Net income / (loss)	(6,594)	(5,890)	(704)	(12)%
Less: Net income / (loss) attributable to the non-controlling interest	(2,094)	(2,031)	63	3%

Net income / (loss) attributable to IFMI	$(4,500)	$(3,859)	$(641)	(17)%

Revenues

Revenues decreased by $4,734, or 25%, to $14,026 for the three months ended March 31, 2013 from $18,760 for the three months ended March 31, 2012. As discussed in more detail below, the change was comprised of decreases of $4,632 in net trading, $175 in asset management revenue and $82 in new issue and advisory revenue, partially offset by an increase of $155 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $4,632, or 26%, to $13,059 for the three months ended March 31, 2013 from $17,691 for the three months ended March 31, 2012.

The following table provides detail on net trading revenue by operation.

	March 31, 2013	March 31, 2012	Change
JVB	$5,428	$6,590	$(1,162)
PrinceRidge and other capital markets	6,841	10,509	(3,668)
CCFL	790	592	198

Total	$13,059	$17,691	$(4,632)

The decline in revenue in JVB was primarily due to the decline in trading revenue earned in the following asset classes: CMOs, corporate bonds, agency securities, treasury securities, and municipal bonds. The decline in PrinceRidge and other capital markets was primarily due to lower trading revenue earned in the equity derivatives product trading of $2,633 as a result of the sale of that business in December 2012. The remaining decline was primarily due to decline in trading revenue in its high yield group. The increase in revenue in CCFL was primarily due to an increase in loan trading. CCFL began trading in this product during the fourth quarter of 2012.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control that may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended March 31, 2013, may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT

(dollars in thousands)

	As of March 31,		As of December 31,
	2013	2012	2012	2011
Company sponsored CDOs	$5,981,035	$7,565,084	$6,051,678	$7,859,755
Permanent capital vehicles	124,921	151,953	145,326	169,237
Investment funds	85,342	—	84,659	—
Managed accounts (1)	46,024	41,135	43,924	33,644

Assets under management (2)	$6,237,322	$7,758,172	$6,325,587	$8,062,636

Average assets under management—company sponsored CDOs	$6,020,412	$7,650,978	$6,559,087	$8,835,773

(1)	Represents client funds managed pursuant to separate account arrangements.
(2)	AUM for company sponsored CDOs, permanent capital vehicles, investment funds, and other managed accounts represents total AUM at the end of the period indicated.

Asset management fees decreased by $175, or 4%, to $4,762 for the three months ended March 31, 2013 from $4,937 for the three months ended March 31, 2012, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(dollars in thousands)

	March 31, 2013	March 31, 2012	Change
CDOs and related service agreements	$4,101	$4,508	$(407)
Other	661	429	232

Total	$4,762	$4,937	$(175)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $407 to $4,101 for the three months ended March 31, 2013 from $4,508 for the three months ended March 31, 2012. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS

(dollars in thousands)

	March 31, 2013	March 31, 2012	Change
TruPS and insurance company debt—U.S.	$2,409	$2,883	$(474)
High grade and mezzanine ABS	247	488	(241)
TruPS and insurance company debt—Europe	655	705	(50)
Broadly syndicated loans—Europe	790	432	358

Total	$4,101	$4,508	$(407)

On July 29, 2010, we entered into a Master Transaction Agreement (the “Master Transaction Agreement”) pursuant to which we sold to a third party collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement (the “Services Agreement”) under which we provided certain services to the third party purchaser. $4,664 of the cash received up front was recognized as deferred revenue and was amortized into revenue over the life of the Services Agreement. In addition, the Master Transaction Agreement calls for additional incentive payments to be made to us on a quarterly basis through February 23, 2017 if the management fees earned by the third party exceed certain thresholds. The assets of the Alesco X through XVII securitizations are not included in our AUM disclosed in the table above as we are no longer the manager. However, we continued to generate revenue through the Services Agreement related to these securitizations through February 2013 when the Services Agreement expired by its terms.

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the Services Agreement expired in February 2013. This decrease was partially offset by the average AUM in this asset class increasing as a result of an increase in performing collateral as the result of certain securities that were previously exercising their deferral option that are now paying interest currently.

During the three months ended March 31, 2013 and 2012, we recognized $1,157 and $1,627, respectively, in revenue for the Alesco X through XVII securitizations that is included in the TruPS and insurance company debt—U.S. in the table above. Of these amounts, $185 and $168 represent incentive payments received from the third party under the Master Transaction Agreement during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we have the potential to earn additional incentive payments (through February of 2017) if certain performance hurdles are met. Beginning in March 2013, with the exception of potential incentive payments, the Company stopped recognizing revenue from the Alesco X through XVII securitizations.

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

Asset management fees for TruPS and insurance company debt of European companies decreased primarily due to the liquidation of one of our European deals during the third quarter of 2012, as well as the decline in the underlying collateral balances as a result of lower foreign exchanges rates, and the occurrence of prepayments and defaults.

Asset management fees for broadly syndicated European loans represent revenue from a single CLO. Prior to August 2012, we served only as the junior manager of this CLO and we shared the management fees evenly with the lead manager. In August 2012, we became lead manager (and remained as junior manager). Subsequent to becoming the lead manager, we earn all of the management fees related to this CLO. For the three months ended March 31, 2013, $395 represented fees earned as lead manager. The remaining amount for the three months ended March 31, 2013 and the full amount for the three months ended March 31, 2012 represented fees earned as junior manager.

Other

Our asset management revenue from other was comprised of fees from permanent capital vehicles and separate accounts and other managed accounts.

	March 31, 2013	March 31, 2012	Change
Separate accounts and other	$661	$429	$232

Total	$661	$429	$232

The net increase of $232 from separate accounts and other was primarily comprised of (a) a net increase of $138 relating to certain permanent capital vehicles including asset management revenue related to Star Asia Finance as a result of us acquiring 100% control of Star Asia Manager in March 2013 and the inclusion of Star Asia Manager’s results in our consolidated statement of operations, and (b) an increase in fees earned primarily from other managed accounts of $94.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $82, or 8%, to $995 for the three months ended March 31, 2013 as compared to $1,077 for the three months ended March 31, 2012.

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

Principal Transactions and Other Income

Principal transactions and other income increased by $155 to a loss of $4,790 for the three months ended March 31, 2013, as compared to a loss of $4,945 for the three months ended March 31, 2012.

Principal Transactions & Other Income

(dollars in thousands)

	March 31, 2013	March 31, 2012	Change
Change in fair value of other investments, at fair value	$(5,398)	$(5,174)	$(224)
Dividend, interest, and other income	608	229	379

Total	$(4,790)	$(4,945)	$155

Change in fair value of other investments, at fair value

The decrease in the change in fair value of other investments of $224 was comprised of the following:

	March 31, 2013	March 31, 2012	Change
EuroDekania	$340	$(22)	$362
Star Asia	(6,033)	(5,240)	(793)
Tiptree	—	117	(117)
Star Asia Special Situations Fund	43	—	43
Other	252	(29)	281

Total	$(5,398)	$(5,174)	$(224)

For the three months ended March 31, 2013 and 2012, the change in the value of our investment in EuroDekania was entirely comprised of the change in the underlying NAV of EuroDekania.

Star Asia is an investment fund that is exposed to changes in its value due to the performance of its underlying investments. The value of our investment in Star Asia has also been impacted by the fact that Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. The following table shows the change in the value of our investment in Star Asia and how it was impacted by these items:

	March 31, 2013	March 31, 2012	Change
Foreign exchange	$(3,697)	$(2,927)	$(770)
Underlying investment values, net	(2,336)	(2,313)	(23)

Total	$(6,033)	$(5,240)	$(793)

Foreign exchange: These amounts represent the impact to fair value of our investment in Star Asia from currency fluctuations. This is because Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. Accordingly, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar. From time to time, we may seek to minimize this risk by entering into a Japanese Yen hedge. However, our hedging activities could negatively impact our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Japanese Yen hedge, especially considering our overall corporate liquidity position. During the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and 2012, we were un-hedged. We may or may not enter into hedges in the future based on our corporate liquidity. Any un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations.

As of March 31, 2013, our long exposure to the Japanese Yen was 3.8 billion Japanese Yen. The spot rate of the U.S. Dollar to Japanese Yen was 94.22 as of March 31, 2013, which means our un-hedged portion of Star Asia was $40.0 million. As of March 31, 2012, our long exposure to the Japanese Yen was 3.7 billion Japanese Yen. The spot rate of U.S. Dollar to Japanese Yen was 82.87 as of March 31, 2012, which means our un-hedged portion of Star Asia was $45.0 million.

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

The change in other investments of $281 was comprised of (i) a net increase of $243 due to changes in the fair value of certain warrants we sold during the first quarter of 2013; (ii) an overall net increase of $30 due to changes in fair value of certain warrants and options the Company held as of March 31, 2013 and December 31, 2012; and (iii) a net increase of $8 due to changes in fair value in other investments.

Dividends, interest, and other

The change in dividend, interest and other income of $379 was primarily due to our revenue share arrangement related to the sale of certain management contracts to Strategos Capital Management LLC in March 2011 of $346.

Operating Expenses

Operating expenses decreased by $2,865, or 12%, to $21,098 for the three months ended March 31, 2013 from $23,963 for the three months ended March 31, 2012. The change was due to decreases of (i) $2,777 in compensation and benefits; (ii) $756 in subscriptions, clearing, and execution; and (iii) $81 in depreciation and amortization; partially offset by increases of (iv) $281 in business development and occupancy; and (v) $468 in professional fees and other operating expenses.

Compensation and Benefits

Compensation and benefits decreased by $2,777, or 17%, to $13,497 for the three months ended March 31, 2013 from $16,274 for the three months ended March 31, 2012.

COMPENSATION AND BENEFITS

(dollars in thousands)

	March 31, 2013	March 31, 2012	Change
Cash compensation and benefits	$12,368	$15,726	$(3,358)
Equity-based compensation	1,129	548	581

Total	$13,497	$16,274	$(2,777)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. The $3,358 decrease in cash compensation and benefits was the result of the decrease in incentive compensation which is tied to revenue and operating profitability and reduced headcount. Our total headcount decreased from 219 at March 31, 2012 to 202 at March 31, 2013.

From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Compensation and benefits includes equity-based compensation, which increased by $581, or 106%, to $1,129 for the three months ended March 31, 2013 from $548 for the three months ended March 31, 2012. The increase was comprised of (i) $1,111 that primarily represented IFMI stock and unit awards granted to IFMI employees (in the first quarter of 2012, $1,339 of previously recognized expense was reversed due to forfeitures or because employees did not meet their performance targets for vesting); partially offset by the decreases of (ii) $214 related to PrinceRidge membership unit grants and $298 related to IFMI stock grants that were subsequently forfeited primarily as a result of the PrinceRidge executives, Mr. Michael T. Hutchins and Mr. John P. Costas, leaving the Company in July 2012; and (iii) $18 related to IFMI stock grants to employees of JVB that were subsequently forfeited primarily as a result of employees leaving the Company during 2012.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $281, or 24%, to $1,455 for the three months ended March 31, 2013 from $1,174 for the three months ended March 31, 2012. The increase was primarily due to increases in expenses associated with utilities and equipment of $208 and in rent of $77; partially offset by an overall net decrease in business development expenses, such as promotion, advertising, travel and entertainment of $4.

Subscriptions, Clearing and Execution

Subscriptions, clearing, and execution decreased by $756, or 25%, to $2,317 for the three months ended March 31, 2013 from $3,073 for the three months ended March 31, 2012. The decrease included a decline of $438 in subscriptions, primarily the result of a reduction in the Company’s employee headcount, as well as cost savings measures implemented, and a decrease in clearing and execution costs of $318 that was primarily the result of reduced trading volumes.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses increased by $468, or 15%, to $3,519 for the three months ended March 31, 2013 from $3,051 for the three months ended March 31, 2012. The increase included an increase in consulting fees of $850, partially offset by a decrease in professional fees of $261 and an overall net decrease of $121 in other costs. The increase in consulting fees was primarily attributable to the employment of certain consultants at CCFL. Prior to August 2012, CCFL was the junior manager of a European CLO. In August 2012, CCFL became lead manager and remained junior manager. Subsequent to becoming the lead manager, we earn all of the management fees related to this CLO. These consulting fees are being incurred to assist CCFL in performing its role as lead manager. The decrease in professional fees was primarily attributable to a decrease in legal fees.

Depreciation and Amortization

Depreciation and amortization decreased by $81, or 21%, to $310 for the three months ended March 31, 2013 from $391 for the three months ended March 31, 2012. The entire decline was due to a decrease in depreciation expense related to certain property and equipment that was fully depreciated prior to January 1, 2013.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $186, or 15%, to $1,029 for the three months ended March 31, 2013 from $1,215 for the three months ended March 31, 2012. This decrease was comprised of (a) a decrease of $235 of interest incurred on the convertible senior notes (comprised of our 7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”) during the first quarter of 2012 and our New Notes during the first quarter of 2013 and 2012) due to repurchases of Old Notes in March 2012 and redemptions of Old Notes in May 2012 and July 2012; (b) a decrease of $39 in interest incurred on the junior subordinated notes as a result of the interest rate on one of the two issuances changing from a fixed rate to a lower variable rate beginning July 31, 2012; (c) a decrease of $35 in interest incurred on subordinated notes payable as a result of the repurchase of $1,177 of subordinated notes in September 2012; partially offset by (d) a decrease of $65 in interest income related to the reduction of the amount owed to withdrawing partners of PrinceRidge that was recorded as interest income for the three months ended March 31, 2012; (e) an increase of $3 in interest incurred on the Star Asia Manager note payable entered into in March 2013; and (f) an increase of $55 related to the amortization of discount attributable to the settlement payable related to a legal settlement. See notes 4, 12, 13, and 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Gain on Repurchase of Debt

We did not repurchase any debt in the three-month period ended March 31, 2013.

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

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates increased by $1,003, or 194% to $1,519 for the three months ended March 31, 2013 from $516 for the three months ended March 31, 2012. Income or loss from equity method affiliates represents our share of the related entities’ earnings. As of March 31, 2012, we had the following equity method investees: (i) Star Asia Manager; (ii) Deep Value GP; (iii) Deep Value GP II; (iv) Star Asia SPV; (v) Star Asia Opportunity; (vi) Star Asia Capital Management; and (vii) Duart Capital. Effective in March 2013, we acquired 100% control of Star Asia Manager as a result of the Star Asia Manager Transaction. Beginning March 1, 2013, Star Asia Manager became a consolidated subsidiary of the Company. As of March 31, 2013, we had the following equity method investees: (i) Deep Value GP; (ii) Deep Value GP II; (iii) Star Asia SPV; (iv) Star Asia Opportunity; (v) Star Asia Capital Management; (vi) SAA Manager; and (vii) SAP GP. See notes 4, 11, and 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax benefit decreased by $21 to income tax expense of $12 for the three months ended March 31, 2013 from an income tax benefit of $9 for the three months ended March 31, 2012.

The tax expense realized by us during the three months ended March 31, 2013 was primarily the result of taxes incurred in France as well as local tax incurred in the United States. The tax benefit realized by us during the three months ended March 31, 2012 was primarily the result of losses incurred in our French subsidiary.

See note 21 to our consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2013 and 2012 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included the redeemable non-controlling interest related to partnership interests in PrinceRidge other than interests held by us for the three months ended March 31, 2013 and 2012.

Summary calculation of non-controlling interest—Three Months Ended March 31, 2013

	Wholly owned subsidiaries	Majority owned subsidiaries	IFMI LLC	Total Operating LLC	IFMI	Consolidated IFMI
Net loss before tax	$(6,283)	$(299)	$—	$(6,582)	$—	$(6,582)
Income tax expense	—	(24)	36	12	—	12

Net income / (loss) after tax	(6,283)	(275)	(36)	(6,594)	—	(6,594)
Majority owned subsidiary non-controlling interest		(3)		(3)

Net loss attributable to the Operating LLC	(6,283)	(272)	(36)	(6,591)
Average Effective Operating LLC non-controlling interest (1)%				31.725%

Operating LLC non-controlling interest				(2,091)
Majority owned subsidiary non-controlling interest				(3)

Total non-controlling interest				$(2,094)

Summary calculation of non-controlling interest—Three Months Ended March 31, 2012

	Wholly owned subsidiaries	Majority owned subsidiaries	IFMI LLC	Total Operating LLC	IFMI	Consolidated
Net loss before tax	$(5,319)	$(580)	$—	$(5,899)	$—	$(5,899)
Income tax benefit	—	—	(9)	(9)	—	(9)

Net income / (loss) after tax	(5,319)	(580)	9	(5,890)	—	(5,890)
Majority owned subsidiary non-controlling interest		(129)		(129)

Net loss attributable to the Operating LLC	(5,319)	(451)	9	(5,761)
Average effective Operating LLC non-controlling interest (1)%				33.015%

Operating LLC non-controlling interest				(1,902)
Majority owned subsidiary non-controlling interest				(129)

Total non-controlling interest				$(2,031)

(1)	Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. CCPR and JVB are subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in these subsidiaries. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFL is regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (“FCA”) and must maintain certain minimum levels of capital. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

PrinceRidge is a majority owned subsidiary. Since it is not wholly owned, there are certain restrictions on the distribution of capital from PrinceRidge imposed by the PrinceRidge organizational documents. As a general matter, pro rata distributions of capital are allowed with the majority vote of the PrinceRidge board. All members of the PrinceRidge board are appointed by the Operating LLC. Although the Operating LLC can withdraw capital from PrinceRidge, it may require a pro rata distribution to the other partners of PrinceRidge. As of March 31, 2013, the Operating LLC owned approximately 99% of the PrinceRidge equity interests.

The remaining outstanding aggregate principal balance of $342 of subordinated notes payable will mature on June 20, 2013. See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. The Company declared a dividend of $0.02 per quarter, which was paid regularly through December 31, 2012 and the first quarter of 2013. The Company’s board of directors has the power to decide to increase, reduce, or eliminate dividends in the future. The board’s decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On May 10, 2013, our board of directors declared a cash dividend of $0.02 per share, which will be paid on our common stock on June 7, 2013 to stockholders of record on May 24, 2013. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

(4) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through March 31, 2013, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of March 31, 2013 and December 31, 2012, we maintained cash and cash equivalents of $9,775 and $14,500, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flow from operating activities	$(4,353)	$(4,577)
Cash flow from investing activities	580	788
Cash flow from financing activities	(739)	(512)
Effect of exchange rate on cash	(213)	150

Net cash flow	(4,725)	(4,151)
Cash and cash equivalents, beginning	14,500	18,221

Cash and cash equivalents, ending	$9,775	$14,070

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2013

As of March 31, 2013, our cash and cash equivalents were $9,775, representing a net decrease of $4,725 from December 31, 2012. The decrease was attributable to the cash used by operating activities of $4,353, the cash provided by investing activities of $580, the cash used for financing activities of $739, and the effect of the decrease of the exchange rate on cash of $213.

The cash used by operating activities of $4,353 was comprised of (a) net cash outflows of $6,832 related to working capital fluctuations primarily comprised of net outflows of $4,711 related to a decrease in accrued compensation and net outflows of $2,235 related to the decrease in accounts payable and other liabilities, partially offset by a net increase of $114 in other working capital fluctuations; (b) $3,755 of net cash inflows from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a net cash outflow from other earnings items of $1,276 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, and depreciation and amortization).

The cash provided by investing activities of $580 was comprised of (a) the cash acquired from the acquisition of Star Asia Manager of $679; and (b) cash proceeds of $589 from the return of principal and sale of other investments, at fair value; partially offset by (c) the purchase of other investments, at fair value of $302 related to the Star Asia Special Situations Fund; (d) the investment in equity method affiliates of $10 (see note 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q); and (e) the purchase of additional furniture and leasehold improvements of $376 primarily due to JVB’s upcoming move into a new office.

The cash used in financing activities of $739 was comprised of (a) repayments of PrinceRidge mandatorily redeemable equity interests of $86; (b) IFMI non-controlling interest distributions of $106; (c) IFMI dividends to the Company’s stockholders of $230; and (d) the redemption of the redeemable non-controlling interest of $317 to withdrawing partners from PrinceRidge (see note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q).

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

The cash used by operating activities of $4,577 was comprised of (a) net cash outflows of $3,198 related to working capital fluctuations primarily comprised of net outflows of $2,196 related to a decrease in accrued compensation offset by other working capital fluctuations; (b) $1,083 of net cash outflows from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a decrease in cash generated from other earnings items of $296 (which represents net income or loss adjusted for the following non-cash operating items: gain on repurchase of debt, realized and unrealized gains and losses on other investments, at fair value, income or loss from equity method affiliates, equity-based compensation, and depreciation and amortization).

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

The cash used in financing activities of $512 was comprised of (a) the repurchase of $150 notional amount of Old Notes for $147; (b) IFMI non-controlling interest distributions of $105; (c) IFMI dividends to the Company’s stockholders of $214; (d) the redemption of the redeemable non-controlling interest of $43 to one withdrawing partner from PrinceRidge (see note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q); and (e) the payment of $3 for employees’ tax obligations to taxing authorities related to the vesting of equity based awards. In the case of (e), the total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of the Company’s Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Regulatory Capital Requirements

Three of our majority owned subsidiaries are licensed securities dealers in the United States or the United Kingdom. As broker-dealers, our subsidiaries, JVB and CCPR, are subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2013, which amounted to $2,934, were as follows:

MINIMUM NET CAPITAL REQUIREMENTS

(dollars in thousands)

United States	$362
United Kingdom	2,572

Total	$2,934

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2013, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $29,001. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2013 and the twelve months ended December 31, 2012 for receivables under resale agreements and securities sold under agreements to repurchase.

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2013	2012
Receivables under Resale Agreements
Period end	$101,416	$70,110
Monthly average	91,273	168,184
Maximum month end	101,416	262,789
Securities Sold Under Agreements to Repurchase
Period end	$101,580	$70,273
Monthly average	91,433	168,277
Maximum month end	101,580	260,084

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The general growth in outstanding repurchase activity in 2013 and 2012 is reflective of supporting our overall business growth, particularly the continued expansion of our sales and trading platform. The fluctuations in the balances of our receivables under resale agreements over the periods presented were impacted by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intraperiod fluctuations as typical for the repurchase market. Month-end balances may be higher or lower than average period balances.

Debt Financing

As of March 31, 2013, we had four sources of debt financing other than securities financing arrangements: (1) contingent convertible senior notes, comprised of the New Notes; (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I; (3) unsecured subordinated financing; and (4) the Star Asia Manager note payable.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing as of March 31, 2013 and December 31, 2012:

DETAIL OF DEBT FINANCING SOURCES

(dollars in thousands)

	As of March 31, 2013
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms		Interest (4)	Maturity
Contingent convertible senior notes:
New Notes	$8,121		$8,077	10.5%		10.5%	May 2014(1)

Junior subordinated notes:
Alesco Capital Trust I	$28,125	(2)	10,310	4.3%		4.3%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	7,334	4.4%		4.4%	March 2035

	$48,125	(2)	17,644

Subordinated notes payable	$342		342	12.0	%(3)	12.0%	June 2013(5)
Star Asia Manager note payable	$725		725	3.03%		3.03%	N/A (6)

Total			$26,788

	As of December 30, 2012
Description	Current Outstanding Par		Carrying Value	Interest Rate Terms		Interest (4)	Maturity
Contingent convertible senior notes:
New Notes	$8,121		$8,068	10.5%		10.5%	May 2014(1)

Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	10,189	4.3%		4.3%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	7,248	4.5%		4.5%	March 2035

	$48,125	(3)	17,437

Subordinated notes payable	$342		342	12.0	%(3)	12.0%	June 2013 (5)

Total			$25,847

(1)	Represents the holders’ earliest put date and the Company’s earliest redemption date. The contractual maturity for the New Notes is May 2027.

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

(2)	We issued a total par amount of junior subordinated notes of $49,614. These junior subordinated notes are held by two separate VIE trusts. We hold $1,489 par value of these junior subordinated notes, comprised of $870 par value of junior subordinated notes related to Alesco Capital Trust I and $619 par value of junior subordinated notes related to Sunset Financial Statutory Trust I. These notes have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.
(3)	Comprised of 9% paid currently and 3% paid in-kind.
(4)	The interest rate represents the rates in effect as of the last day of the reporting period.
(5)	The subordinated notes payable will mature on June 20, 2013.
(6)	The Star Asia Manager note payable has no stated maturity date.

Off-Balance Sheet Arrangements

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in the securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan; and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement is accounted for as a guarantee by us. Upon completion of the Merger, we recorded a liability of $1,084 related to this arrangement, which is included in accounts payable and other liabilities on the Company’s consolidated balance sheet and has remained unchanged. This amount does not represent the expected loss; rather it represents our estimate of the fair value of our guarantee (i.e. the amount we would have to pay a third party to assume this obligation). The value will be adjusted under certain limited circumstances such as: (i) when the guarantee is extinguished or (ii) if payment of amounts under the guarantee become probable and estimable. The maximum potential loss to us on this arrangement is $8,750. Under certain circumstances, Assured can require us to post liquid collateral.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2013 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. The New Notes in the aggregate principal amount of $8,121 are assumed to be repaid on May 15, 2014, which represents the earliest day that the holders of the New Notes may require us to repurchase the New Notes for cash. The Star Asia Manager note payable in the aggregate principal amount of $725 is assumed to be repaid on March 31, 2014. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, excluded from the table is an unrecognized tax benefit of $1,231 because we are unable, at this time, to make a reasonably reliable estimate of the period of cash settlement. See note 21 to our consolidated financial statements included in the 2012 Annual Report on Form 10-K for further information about the unrecognized tax benefit.

CONTRACTUAL OBLIGATIONS

As of March 31, 2013

(dollars in thousands)

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease arrangements	$6,421	$2,234	$3,012	$842	$333
Maturity of the New Notes (1)	8,121	—	8,121	—	—
Interest on the New Notes (1)	1,279	853	426	—	—
Maturities on junior subordinated notes	48,125	—	—	—	48,125
Interest on junior subordinated notes (2)	49,013	2,091	4,182	4,182	38,558
Maturities of subordinated notes payable (3)	347	347	—	—	—
Interest on subordinated notes payable (4)	15	15	—	—	—
Maturity of Star Asia Manager note payable	725	725	—	—	—
Interest on Star Asia Manager note payable (5)	22	22	—	—	—

Total	$114,068	$6,287	$15,741	$5,024	$87,016

(1)	Assumes the New Notes are repurchased on May 15, 2014. Interest includes amounts payable during the period the New Notes are outstanding at an annual rate of 10.50%.
(2)	The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.2826% (based on a 90-day LIBOR rate as of March 31, 2013 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.4326% (based on a 90-day LIBOR rate as of March 31, 2013 plus 4.15%) was used to compute the contractual interest payment in each period noted.
(3)	The subordinated notes payable mature on June 20, 2013 and bear interest at an annual rate of 12% (9% is payable in cash and 3% is paid in-kind semiannually on May 1 and November 1). Maturities include in-kind interest of $34. All accrued in-kind interest is added to the unpaid principal balance of the subordinated notes payable on each May 1 and November 1, and thereafter the increased principal balance accrues interest at the annual rate of 12%.
(4)	Represents the cash interest payable on the outstanding balance of the subordinated notes payable in each period noted.
(5)	The interest on the Star Asia Manager note payable is variable. The interest rate of 3.0326% (based on a 90-day LIBOR rate as of March 31, 2013 plus 2.75%) was used to compute the contractual interest payment in each period noted.

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of the entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods presented in the initial year of adoption (if it changed its accounting as a result of adopting the guidance) and shall disclose that fact. The use of hindsight would allow an entity to recognize, measure, and disclose obligations resulting from joint and several liability arrangements within the scope of this ASU in comparative periods using information available at adoption rather than requiring an entity to make judgments about what information it had in each of the prior periods to measure the obligation. Early adoption is permitted. We will adopt the provisions of ASU 2013-04 effective January 1, 2014 and are currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies, specifically, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We will adopt the provisions of ASU 2013-05 effective January 1, 2014 and we do not expect that the adoption of the ASU will have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to the Company’s consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

During the three months ended March 31, 2013, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or EuroDollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2013, we would incur a loss of $6,435 if the yield curve rises 100 bps across all maturities and a gain of $6,444 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros, an investment fund that is denominated in Japanese Yen, and another permanent capital vehicle that is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2013, our equity price sensitivity was $3,230 and our foreign exchange currency sensitivity was $4,137.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2013, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,788 as of March 31, 2013.

Counterparty Risk and Settlement Risk:

We are subject to counterparty risk primarily in two areas: our collateralized securities transactions described in note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q, and our TBA activities (where we enter into offsetting TBA trades in order to assist clients in hedging their mortgage portfolios) described in note 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

With respect to our TBA hedging activities, our risk is that the counterparty does not settle the TBA trade on the scheduled settlement date. In this case, we would have to execute the trade, which may result in a loss based on market movement in the value of the underlying trade between its initial trade date and its settlement date (which in the case of TBAs can be as long as 90 days). If we were to incur a loss under either of these activities, we have recourse to the counterparty pursuant to the underlying agreements.

Finally, we have general settlement risk in all of our regular way fixed income and equity trading activities. If a counterparty fails to settle a trade, we may incur a loss in closing out the position and would be forced to try to recover this loss from the counterparty. If the counterparty has become insolvent or does not have sufficient liquid assets to reimburse us for the loss, we may not get reimbursed.

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments—trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, each of our broker-dealers has an assigned chief risk officer that reviews the firm’s positions and trading activities on a daily basis.

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

In the case of TBA hedging, we also require counterparties to post margin with us in the case of market value of the underlying TBA trade declining. If the counterparty fails to post margin, we will close out the underlying trade. In the case of TBA hedging, we will sometimes obtain initial margin or a cash deposit from the counterparty which serves a purpose similar to the haircut as an additional buffer against losses. However, some of our TBA hedging activities are done without initial margin or cash deposits.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 17 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Other than as set forth below, there have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2012.

The sale of our common stock and notes that are convertible to shares of common stock to Mead Park Capital and CBF may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired (or shares issued upon the conversion of the notes purchased) by Mead Park Capital and CBF could cause the price of our common stock to decline.

On May 9, 2013, the Company entered into a securities purchase agreement with Mead Park Capital and a securities purchase agreement with CBF which provide that, upon the terms and subject to the conditions and limitations set forth therein, Mead Park Capital and CBF are committed to purchase $3.9 million and $1.6 million of our common stock, respectively, as well as $5.8 million and $2.4 million of convertible notes, respectively.

In connection with the securities purchase agreement, the Company entered into a registration rights agreement with Mead Park Capital and CBF, dated May 9, 2013, which provides, among other things, that the Company will register the resale of all shares acquired (or shares issued upon the conversion of the notes purchased) by Mead Park Capital or CBF under the applicable purchase agreement. Therefore, sales to Mead Park Capital and CBF by us pursuant to the applicable purchase agreement may result in substantial dilution to the interests of other holders of our common stock. The resale of such shares by Mead Park Capital or CBF could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The proposed sale of common stock and convertible notes to Mead Park Capital and CBF is subject to certain closing conditions that, if not satisfied or waived, will result in the proposed sale not being completed. Failure to complete the proposed sale could negatively affect us.

The transactions contemplated by the securities purchase agreements with Mead Park Capital and CBF are subject to several conditions, including shareholder approvals. We cannot predict whether the closing conditions set forth in each securities purchase agreement will be satisfied, and the transactions may be delayed or even abandoned before completion if certain events occur. If any closing condition is not satisfied or, if permissible, waived, the transactions contemplated by the securities purchase agreements will not be completed.

If the transactions are not completed for any reason, we may be subject to a number of material risks, including the following:

•	we may not realize the benefits expected of the proposed relationship with Mead Park Capital, including Mead Park Capital’s access to capital, industry relationships, and experience;

•	clients and others may become uncertain about our future prospects in the absence of these transactions;

•	the market price of our common stock may decline to the extent that the current market price of our stock reflects a market assumption that these transactions will be completed and that the related benefits will be realized, or as a result of the market’s perceptions that these transactions were not consummated due to an adverse change in our business;

•	some of the costs related to these transactions, such as legal, accounting and some financial advisory fees, must be paid even if these transactions are not completed; and

•	our business may suffer as a result of having had the focus of our management directed toward these transactions instead of our core business and other opportunities that might have been beneficial to us.

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. CCPR and JVB are subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in these subsidiaries. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the FCA in the United Kingdom and must maintain certain minimum levels of capital. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

PrinceRidge is a majority owned subsidiary. Since it is not wholly owned, there are certain restrictions on distributed capital from PrinceRidge imposed by the PrinceRidge organization documents. As a general matter, pro rata distributions of capital are allowed with the majority vote of the PrinceRidge board. All members of the PrinceRidge board are appointed by the Operating LLC. Although the Operating LLC can withdraw capital from PrinceRidge, it may require a pro rata distribution to the other partners of PrinceRidge. As of March 31, 2013, the Operating LLC owned approximately 99% of the PrinceRidge equity interests.

Item 6.	Exhibits

Exhibit No.	Description

11.1	Statement Regarding Computation of Per Share Earnings.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

Exhibit No.	Description
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012, (iii) the Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2013, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.***

*	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ DANIEL G. COHEN

Daniel G. Cohen
Date: May 10, 2013		Chairman of the Board and Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: May 10, 2013		Executive Vice President, Chief Financial Officer and Treasurer