Form 10-Q
period 2013-06-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2013-08-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32026

INSTITUTIONAL FINANCIAL MARKETS, INC.

(Exact name of registrant as specified in its charter)

Maryland	16-1685692
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Cira Centre 2929 Arch Street, 17th Floor Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 701-9555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 1, 2013, there were 12,222,666 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2013
	(unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$9,916	$14,500
Receivables from brokers, dealers and clearing agencies	11,189	12,253
Due from related parties	1,222	452
Other receivables	7,138	8,488
Investments-trading	176,875	176,139
Other investments, at fair value	28,686	38,323
Receivables under resale agreements	101,444	70,110
Goodwill	11,113	11,113
Other assets	9,538	9,623
Total assets	$357,121	$341,001

Liabilities

Payables to brokers, dealers and clearing agencies	$70,440	$96,211
Accounts payable and other liabilities	9,405	13,080
Accrued compensation	3,235	8,203
Trading securities sold, not yet purchased	74,362	44,167
Securities sold under agreement to repurchase	103,443	70,273
Deferred income taxes	6,573	6,603
Debt	26,400	25,847
Total liabilities	293,858	264,384

Commitments and contingencies (See Note 17)

Temporary Equity:
Redeemable non-controlling interest	518	829

Permanent Equity:
Stockholders' Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,222,666 and 11,552,551 shares issued, respectively; 12,222,666 and 11,552,551 shares outstanding, respectively, including 699,304 and 757,826 unvested restricted share awards, respectively	12	11
Additional paid-in capital	66,489	64,829
Accumulated other comprehensive loss	(765)	(495)
Accumulated deficit	(17,090)	(7,370)
Total stockholders' equity	48,651	56,980
Non-controlling interest	14,094	18,808

Total permanent equity	62,745	75,788
Total liabilities and equity	$357,121	$341,001

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues

Net trading	$11,630	$19,951	$24,689	$37,642
Asset management	4,155	4,608	8,917	9,545
New issue and advisory	572	189	1,567	1,266
Principal transactions and other income	(2,623)	289	(7,413)	(4,656)
Total revenues	13,734	25,037	27,760	43,797

Operating expenses

Compensation and benefits	12,521	17,053	26,018	33,327
Business development, occupancy, equipment	1,387	1,276	2,842	2,450
Subscriptions, clearing, and execution	2,349	2,899	4,666	5,972
Professional fee and other operating	3,016	2,636	6,535	5,687
Depreciation and amortization	359	343	669	734
Total operating expenses	19,632	24,207	40,730	48,170

Operating income / (loss)	(5,898)	830	(12,970)	(4,373)

Non-operating income / (expense)

Interest expense, net	(1,035)	(1,104)	(2,064)	(2,319)
Other income / (expense)	-	(4,357)	-	(4,354)
Income / (loss) from equity method affiliates	95	1,526	1,614	2,042
Income / (loss) before income tax expense / (benefit)	(6,838)	(3,105)	(13,420)	(9,004)
Income tax expense / (benefit)	34	63	46	54
Net income / (loss)	(6,872)	(3,168)	(13,466)	(9,058)
Less: Net / (loss) income attributable to the non-controlling interest	(2,170)	(1,090)	(4,264)	(3,121)
Net income / (loss) attributable to IFMI	$(4,702)	$(2,078)	$(9,202)	$(5,937)

Income / (loss) per share data (see Note 16):
Basic Income / (loss) per common share	$(0.40)	$(0.19)	$(0.80)	$(0.56)
Weighted average shares outstanding-basic	11,658,512	10,756,257	11,504,613	10,600,004

Diluted Income / (loss) per common share	$(0.40)	$(0.19)	$(0.80)	$(0.56)
Weighted average shares outstanding-diluted	16,982,602	16,008,259	16,828,703	15,852,006

Dividends declared per common share	$0.02	$0.02	$0.04	$0.04

Comprehensive income / (loss):
Net income / (loss) (from above)	$(6,872)	$(3,168)	$(13,466)	$(9,058)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	6	(229)	(360)	(40)
Other comprehensive income / (loss), net of tax of $0	6	(229)	(360)	(40)
Comprehensive income / (loss)	(6,866)	(3,397)	(13,826)	(9,098)
Less: comprehensive income / (loss) attributable to the non-controlling interest	(2,168)	(1,183)	(4,379)	(3,151)
Comprehensive income / (loss) attributable to IFMI	$(4,698)	$(2,214)	$(9,447)	$(5,947)

                                          See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Permanent Equity	Redeemable Non-controlling Interest (Temporary Equity)
December 31, 2012	$5	$11	$64,829	$(7,370)	$(495)	$56,980	$18,808	$75,788	$829
Net loss	-	-	-	(9,202)	-	(9,202)	(4,249)	(13,451)	(15)
Other comprehensive income/ (loss) (1)	-	-	-	-	(245)	(245)	(115)	(360)	-
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	634	-	(25)	609	(609)	-	-
Equity-based compensation and vesting of shares	-	1	1,051	-	-	1,052	482	1,534	21
Shares withheld for employee taxes	-	-	(25)	-	-	(25)	(11)	(36)	-
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	(317)
Dividends/Distributions	-	-	-	(518)	-	(518)	(212)	(730)	-
June 30, 2013	$5	$12	$66,489	$(17,090)	$(765)	$48,651	$14,094	$62,745	$518

(1)	Represents foreign currency translation adjustment. There were no amounts reclassified from accumulated other comprehensive income / (loss).

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income (loss)	$(13,466)	$(9,058)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Other (income) / expense	-	(3)
Equity-based compensation	1,554	1,968
Realized loss / (gain) on other investments	130	101
Change in unrealized (gain) loss on other investments, at fair value	9,863	5,107
Depreciation and amortization	669	734
(Income) / loss from equity method affiliates	(1,614)	(2,042)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	1,124	(206)
(Increase) decrease in investments-trading	(736)	(41,646)
(Increase) decrease in other assets	(1,503)	343
(Increase) decrease in receivables under resale agreement	(31,334)	(117,311)
Change in receivables from / payables to related parties, net	(503)	(1)
Increase (decrease) in accrued compensation	(4,910)	(2,379)
Increase (decrease) in accounts payable and other liabilities	(3,148)	(1,606)
Increase (decrease) in trading securities sold, not yet purchased, net	30,195	(15,494)
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	(24,742)	72,917
Increase (decrease) in securities sold under agreement to repurchase	33,170	109,191
Increase (decrease) in deferred income taxes	(30)	464
Net cash provided by (used in) operating activities	(5,281)	1,079
Investing activities
Cash acquired from acquisition of Star Asia Manager, net	679	-
Purchase of investments-other investments, at fair value	(1,064)	(101)
Sales and returns of principal of other investments, at fair value	708	38
Investment in equity method affiliates	(10)	(6)
Return from equity method affiliates	2,881	5,513
Purchase of furniture, equipment, and leasehold improvements	(548)	(42)
Net cash provided by (used in) investing activities	2,646	5,402
Financing activities
Repayment and repurchase of debt	(619)	(10,257)
Cash used to net share settle equity awards	(36)	(3)
PrinceRidge non-controlling interest redemptions, net	(317)	(24)
PrinceRidge mandatorily redeemable equity interest repayments	(86)	(789)
IFMI non-controlling interest distributions	(212)	(210)
IFMI dividends	(504)	(429)
Net cash used in financing activities	(1,774)	(11,712)
Effect of exchange rate on cash	(175)	(46)
Net increase (decrease) in cash and cash equivalents	(4,584)	(5,277)

Cash and cash equivalents, beginning of period	14,500	18,221
Cash and cash equivalents, end of period	$9,916	$12,944

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in credit related fixed income investments. As of June 30, 2013, the Company had $6.2 billion in assets under management (“AUM”) of which 95% or $5.9 billion, was in collateralized debt obligations (“CDOs”).

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

The Company’s business is organized into the following three business segments:

Capital Markets: The Company’s Capital Markets business segment consists primarily of credit-related fixed income securities sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company had offered execution and brokerage services for equity derivative products until December 31, 2012 when the Company sold its equity derivatives brokerage business to a new entity owned by two of the Company’s former employees. See note 5 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended. The

Company carries out its capital market activities primarily through its subsidiaries: JVB and PrinceRidge in the United States, and CCFL in Europe.

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

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim months periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of June 30, 2013 and December 31, 2012, the fair value of the Company’s debt was estimated to be $36.5 million and $34.6 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,  which changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. The amendments require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting.  The amendments also require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.  The amendments in this ASU are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. The Company has investments in the equity securities of investment funds and other non-publicly traded entities that have the attributes of investment companies as currently described in FASB ASC 946-15-2.  The Company will adopt the provisions of this ASU effective January 1, 2014, and is currently evaluating the effect of the adoption on the Company’s consolidated financial position and results of operations.

4. ACQUISITION AND PRIVATE INVESTMENT IN IFMI

Acquisition of Star Asia Manager

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

For the six months ended June 30, 2013, Star Asia Manager (since its acquisition on March 1, 2013) has contributed $1,055 in revenue and $661 in net income to the Company.  The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2011:

	Pro Forma
	Six months ended
	June 30,
	2013	2012
	(dollars in thousands)
Revenue	$28,340	$43,797
Earnings (loss) attributable to IFMI	$(9,171)	$(5,657)

Investments by Mead Park and Daniel G. Cohen

On May 9, 2013, the Company entered into definitive agreements with Mead Park Capital Partners LLC (“Mead Park Capital”) and CBF (an entity owned solely by Daniel G. Cohen), pursuant to which each will make investments in the Company, totaling $13,746 in the aggregate. Mead Park Capital is a vehicle advised by Mead Park Advisors LLC (“Mead Park”) (a registered investment advisor) and controlled by Jack J. DiMaio, Chief Executive Officer and founder of Mead Park. The investment and related actions were unanimously approved by the Company’s Board of Directors (with Daniel G. Cohen abstaining) following the recommendation of the Board’s Special Committee of the Board of Directors, which was formed in connection with the transaction and was comprised of three of the Company’s independent directors. The resulting share issuance is subject to shareholder approval and customary closing conditions. Shareholders representing approximately 52% of those eligible to vote have signed voting agreements in support of the transaction.

Under the terms of the definitive agreements, Mead Park Capital will purchase 1,949,167 shares of the Company’s common stock and CBF will purchase 800,000 shares of the Company’s common stock, in each case, at $2.00 per share for a combined investment of $5,498. In addition, Mead Park Capital will purchase a convertible promissory note in the aggregate principal amount of $5,848, which is convertible in accordance with the terms of the note into 1,949,167 shares at $3.00 per share. CBF will purchase a convertible promissory note in the aggregate principal amount of $2,400, which is convertible into 800,000 shares at $3.00 per share. The convertible notes will have an 8.0% annual interest rate and will mature in five years following the date of their issuances.

If no event of default has occurred under the notes, (i) if dividends of less than $0.02 per share are paid on the Common Stock in any fiscal quarter prior to an interest payment date, then the Company may pay one-half of the interest payable on such date in cash, and the remaining one-half of the interest otherwise payable will be added to the principal amount of the convertible note then outstanding; and (ii) if no dividends are paid on the Common Stock in the fiscal quarter prior to an interest payment date, then the Company may make no payment in cash of the interest payable on such date, and all of the interest otherwise payable on such date will be added to the principal amount of the note then outstanding. Any increase in the principal balance as a result of this provision will increase the total shares that would be issued if the holder exercises their conversion option in full.

Upon the closing of the transactions, Mr. DiMaio and Christopher Ricciardi, a partner in the adviser to Mead Park Capital and the former President of the Company, will join the Company’s Board of Directors. Mr. DiMaio will be named Chairman, and Mr. Cohen will be named Vice Chairman of the Board of Directors. In addition, the Company’s Board of Directors will be reduced from ten to eight members.

In addition, Mr. Cohen will transition to President of the Company’s European operations. The Board’s Nominating and Corporate Governance Committee is currently searching for a successor to Mr. Cohen as Chief Executive Officer. Until a successor is appointed, Mr. Cohen will remain as the Company’s Chief Executive Officer.  In June 2013, the Company appointed Lester Brafman as President of the Company.

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at June 30, 2013 and December 31, 2012, respectively.

RECEIVABLES FROM BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2013	December 31, 2012
Deposits with clearing organizations	$1,381	$1,516
Unsettled regular way trades, net	9,187	9,653
Receivable from clearing organizations	621	1,084
Receivables from brokers, dealers, and clearing agencies	$11,189	$12,253

Receivable from clearing organizations represents un-invested cash held by the clearing organization, which includes cash proceeds from short sales.

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at June 30, 2013 and December 31, 2012, respectively.

PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2013	December 31, 2012
Margin payable	$70,440	$96,211
Payables to brokers, dealers, and clearing agencies	$70,440	$96,211

Securities transactions are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $519 and $831 for the six months ended June 30, 2013 and 2012, respectively, and $222 and $415 for the three months ended June 30, 2013 and 2012, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS - TRADING
(Dollars in Thousands)

	June 30, 2013	December 31, 2012
U.S. government agency MBS and CMOs (1)	$42,399	$34,592
U.S. government agency debt securities	18,079	21,066
RMBS	5,831	583
CMBS	266	12
U.S. Treasury securities	8,596	147
Interests in securitizations (2)	3,680	352
SBA loans	34,441	15,705
Corporate bonds and redeemable preferred stock	39,847	56,022
Foreign government bonds	4	448
Municipal bonds	16,444	37,745
Exchange traded funds	6	-
Certificates of deposit	6,982	8,934
Equity securities	300	533
Investments-trading	$176,875	$176,139

(1)    Includes TBAs. See note 8.

(2)    Primarily comprised of CDOs, CLOs, and ABS.

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2013	December 31, 2012
U.S. government agency MBS (1)	$561	$13
U.S. Treasury securities	46,958	19,722
Corporate bonds and redeemable preferred stock	21,184	21,976
Foreign government bonds	67	-
Municipal bonds	129	128
Exchange traded funds	99	-
Certificates of deposit	5,364	2,325
Equity securities	-	3
Trading securities sold, not yet purchased	$74,362	$44,167

(1)    Represents TBAs. See note 8.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized losses in the amount of $168 and $432 for the six months ended June 30, 2013 and 2012, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	June 30, 2013
	Cost	Carrying Value	Unrealized Gain(Loss)
Interests in securitizations (1)	$217	$58	$(159)
Equity Securities:
EuroDekania	7,807	2,040	(5,767)
Star Asia	23,304	20,935	(2,369)
Star Asia Special Situations Fund	2,143	2,775	632
Tiptree	5,561	2,177	(3,384)
Other securities	176	31	(145)
Total equity securities	38,991	27,958	(11,033)
Residential loans	210	270	60
Foreign currency forward contracts	-	400	400
Other investments, at fair value	$39,418	$28,686	$(10,732)

	December 31, 2012
	Cost	Carrying Value	Unrealized Gain(Loss)
Interests in securitizations (1)	$217	$77	$(140)
Equity Securities:
EuroDekania	7,807	2,054	(5,753)
Star Asia	23,304	30,169	6,865
Star Asia Special Situations Fund	1,841	2,503	662
Tiptree	5,561	2,834	(2,727)
Other securities	232	431	199
Total equity securities	38,745	37,991	(754)
Residential loans	230	255	25
Other investments, at fair value	$39,192	$38,323	$(869)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $9,993 and $5,208 related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2013 and 2012, respectively. The Company recognized net losses of $4,595 and $34 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2013 and 2012, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during the three and six months ended June 30, 2013 and 2012. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2013
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$42,399	$-	$42,399	$-
U.S. government agency debt securities	18,079	-	18,079	-
RMBS	5,831	-	5,831	-
CMBS	266	-	266	-
U.S. Treasury securities	8,596	8,596	-	-
Interests in securitizations (1)	3,680	-	3,459	221
SBA loans	34,441	-	34,441	-
Corporate bonds and redeemable preferred stock	39,847	1,816	38,031	-
Foreign government bonds	4	-	4	-
Municipal bonds	16,444	-	16,444	-
Exchange traded funds	6	6	-	-
Certificates of deposit	6,982	-	6,982	-
Equity securities	300	-	300	-
Total investments - trading	$176,875	$10,418	$166,236	$221

Other investments, at fair value
EuroDekania (2)	$2,040	$-	$-	$2,040
Star Asia (3)	20,935	-	-	20,935
Tiptree (4)	2,177	-	2,177	-
Star Asia Special Situations Fund (3)	2,775	-	-	2,775
Other equity securities	31	23	8	-
Interests in securitizations (1)	58	-	-	58
Residential loans	270	-	270	-
Foreign currency forward contracts	400	400	-	-
Total other investments, at fair value	$28,686	$423	$2,455	$25,808

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$561	$-	$561	$-
U.S. Treasury securities	46,958	46,958	-	-
Corporate bonds and redeemable preferred stock	21,184	46	21,138	-
Foreign government bonds	67	-	67	-
Municipal bonds	129	-	129	-
Exchange traded funds	99	99	-	-
Certificates of deposit	5,364	-	5,364	-
Total trading securities sold, not yet purchased	$74,362	$47,103	$27,259	$-

(1)   Primarily comprised of CDOs, CLOs, and ABS.

(2)    Hybrid Securities Fund—European.

(3)    Real Estate Fund—Asian.

(4)    Diversified Fund.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2012
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$34,592	$-	$34,592	$-
U.S. government agency debt securities	21,066	-	21,066	-
RMBS	583	-	583	-
CMBS	12	-	12	-
U.S. Treasury securities	147	147	-	-
Interests in securitizations (1)	352	-	57	295
SBA loans	15,705	-	15,705	-
Corporate bonds and redeemable preferred stock	56,022	5,643	50,379	-
Foreign government bonds	448	-	448	-
Municipal bonds	37,745	-	37,745	-
Certificates of deposit	8,934	-	8,934	-
Equity securities	533	395	138	-
Total investments - trading	$176,139	$6,185	$169,659	$295

Other investments, at fair value
EuroDekania (2)	$2,054	$-	$-	$2,054
Star Asia (3)	30,169	-	-	30,169
Tiptree (4)	2,834	-	-	2,834
Star Asia Special Situations Fund (3)	2,503	-	-	2,503
Other equity securities	431	24	407	-
Interests in securitizations (1)	77	-	-	77
Residential loans	255	-	255	-
Total other investments, at fair value	$38,323	$24	$662	$37,637

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$13	$-	$13	$-
U.S. Treasury securities	19,722	19,722	-	-
Corporate bonds and redeemable preferred stock	21,976	152	21,824	-
Municipal bonds	128	-	128	-
Certificates of deposit	2,325	-	2,325	-
Equity securities	3	3	-	-
Total trading securities sold, not yet purchased	$44,167	$19,877	$24,290	$-

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

Equity Securities : The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. These are securities which are traded on a recognized liquid exchange. This is considered a level 1 value in the valuation hierarchy.

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

Prior to the second quarter of 2013, the Company carried its investment in Tiptree based on the underlying net asset value per share of the fund in accordance with the “practical expedient” provisions discussed above and the Company classified the fair value estimate within level 3 of the valuation hierarchy.  Beginning with the second quarter of 2013, the Company changed the way it calculates the fair value of its investment in Tiptree.  During the second quarter of 2013, Tiptree completed a reorganization. As a result of that reorganization, the Company’s investment in Tiptree can be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events, such as stock dividends or stock splits).  Tiptree Financial, Inc. is publicly traded over the counter.  Therefore, beginning with the second quarter of 2013, the Company has calculated the fair value of its investment in Tiptree by using the closing over the counter price for Tiptree Financial, Inc. and adjusting for the exchange ratio.  Based on this pricing methodology, the Company began classifying the fair value of its investment in Tiptree as level 2 within the valuation hierarchy.

In the case of Star Asia, the Company utilizes a valuation model to determine fair value, which uses a market approach and generally classifies its investment within level 3 of the valuation hierarchy. Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services—Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports net asset value (“NAV”) per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it is the Company’s assessment that the fair value of the subordinated debt securities has diverged from its carrying value. Because Star Asia’s published NAV is calculated using the amortized cost of these subordinated debt securities, the Company has concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. The Company estimates the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, which is derived from similar non-investment grade long term subordinated debt issuances.

The Company used discount rates of 6.82% and 7.32% as of December 31, 2012 and June 30, 2013, respectively, in determining the fair value of Star Asia’s subordinated debt securities. If the Company had used Star Asia’s unadjusted NAV, rather than the

Company’s financial model described above in determining the fair value of the Company’s investment in Star Asia, the Company would have recorded its investment in Star Asia at a value of $39,998 and $31,267 as of December 31, 2012 and June 30, 2013, respectively, as compared to the fair value as determined by the Company’s internal valuation model of $30,169, and $20,935 as of December 31, 2012 and June 30, 2013, respectively.

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

Derivatives:

Foreign currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives which transact on an exchange that is deemed to be active.  The fair value of the foreign currency forward contracts is based on current quoted market prices.  Valuation adjustments are not applied.  These are considered a level 1 value in the hierarchy. See note 8.

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

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized level 3 inputs to determine fair value.

LEVEL 3 INPUTS
Six Months Ended June 30, 2013
(Dollars in Thousands)

	December 31, 2012	Net trading	Principal transactions and other income	Transfers out of Level 3	Purchases	Sales	June 30, 2013	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
Interests in securitizations (2)	$295	$36	$-	$-	$-	$(110)	$221	$(74)
Total investments-trading	$295	$36	$-	$-	$-	$(110)	$221	$(74)

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$2,054	$-	$(14)	$-	$-	$-	$2,040	$(14)
Star Asia (4)	30,169	-	(9,234)	-	-	-	20,935	(9,234)
Tiptree (5)	2,834	-	-	(2,834)	-	-	-	-
Star Asia Japan Special Situations Fund (4)	2,503	-	(30)	-	302	-	2,775	(30)
Total equity securities	37,560	-	(9,278)	(2,834)	302	-	25,750	(9,278)
Interest in securitizations (2)	77	-	(19)	-	-	-	58	(19)
Total other investments, fair value	$37,637	$-	$(9,297)	$(2,834)	$302	$-	$25,808	$(9,297)

(1)  Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)  Primarily comprised of CDOs, CLOs, and ABS.

(3)  Hybrid Securities Funds—European.

(4)  Real Estate Funds—Asian.

(5)  Diversified Fund.

LEVEL 3 INPUTS
Six Months Ended June 30, 2012
(Dollars in Thousands)

	December 31, 2011	Net trading	Principal transactions and other income	Transfers out of Level 3	Purchases	Sales	June 30, 2012	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
RMBS	$4,932	$17	$-	$-	$171	$(5,120)	$-	$-
Interests in securitizations (2)	221	(58)	-	-	2,225	(2,203)	185	(37)
Equity securities	35	(98)	-	-	126	-	63	(98)
Total investments-trading	$5,188	$(139)	$-	$-	$2,522	$(7,323)	$248	$(135)

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$2,370	$-	$(267)	$-	$-	$-	$2,103	$(267)
Star Asia (4)	37,358	-	(5,059)	-	-	-	32,299	(5,059)
Tiptree (5)	2,533	-	170	-	-	-	2,703	170
Other	132	-	(44)	-	-	-	88	(44)
Total equity securities	42,393	-	(5,200)	-	-	-	37,193	(5,200)
Interest in securitizations (2)	88	-	9	-	-	-	97	9
Residential loans	267	-	-	(267)	-	-	-	-
Total other investments, fair value	$42,748	$-	$(5,191)	$(267)	$-	$-	$37,290	$(5,191)

(1)  Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)  Primarily comprised of CDOs, CLOs, and ABS.

(3)  Hybrid Securities Funds—European.

(4)  Real Estate Funds—Asian.

(5)  Diversified Fund.

LEVEL 3 INPUTS
Three Months Ended June 30, 2013
(Dollars in Thousands)

	March 31, 2013	Net trading	Principal transactions and other income	Transfers out of Level 3	Purchases	Sales	June 30, 2013	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
Interests in securitizations (2)	$259	$72	$-	$-	$-	$(110)	$221	$(38)
Total investments-trading	$259	$72	$-	$-	$-	$(110)	$221	$(38)

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$2,394	$-	$(354)	$-	$-	$-	$2,040	$(354)
Star Asia (4)	24,136	-	(3,201)	-	-	-	20,935	(3,201)
Tiptree (5)	2,834	-	-	(2,834)	-	-	-	-
Star Asia Japan Special Situations Fund (4)	2,848	-	(73)	-	-	-	2,775	(73)
Total equity securities	32,212	-	(3,628)	(2,834)	-	-	25,750	(3,628)
Interest in securitizations (2)	82	-	(24)	-	-	-	58	(24)
Total other investments, fair value	$32,294	$-	$(3,652)	$(2,834)	$-	$-	$25,808	$(3,652)

(1) Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)  Primarily comprised of CDOs, CLOs, and ABS.

(3)  Hybrid Securities Funds—European.

(4)  Real Estate Funds—Asian.

(5)  Diversified Fund.

LEVEL 3 INPUTS
Three Months Ended June 30, 2012
(Dollars in Thousands)

	March 31, 2012	Net trading	Principal transactions and other income	Transfers out of Level 3	Purchases	Sales	June 30, 2012	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
Interests in securitizations (2)	$2,409	$(21)	$-	$-	$-	$(2,203)	$185	$-
Equity securities	167	(104)	-	-	-	-	63	(104)
Total investments-trading	$2,576	$(125)	$-	$-	$-	$(2,203)	$248	$(104)

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$2,348	$-	$(245)	$-	$-	$-	$2,103	$(245)
Star Asia (4)	32,118	-	181	-	-	-	32,299	181
Tiptree (5)	2,650	-	53	-	-	-	2,703	53
Other	82	-	6	-	-	-	88	6
Total equity securities	37,198	-	(5)	-	-	-	37,193	(5)
Interest in securitizations (2)	97	-	-	-	-	-	97	-
Total other investments, fair value	$37,295	$-	$(5)	$-	$-	$-	$37,290	$(5)

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

Investments-trading: During the six and three months ended June 30, 2013, there were no transfers into or out of level 3 of the valuation hierarchy.  During the six and three months ended June 30, 2012, there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value: During the six and three months ended June 30, 2013, the Company transferred $2,834 of its investment in Tiptree from level 3 to level 2 of the valuation hierarchy. During the six months ended June 30, 2012, the Company transferred $267 of residential loans from level 3 to level 2 of the valuation hierarchy.  During the three months ended June 30, 2012, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following table provides the quantitative information about level 3 fair value measurements as of June 30, 2013 and December 31, 2012, respectively:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	June 30, 2013	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
Star Asia	$20,935	Adjusted NAV	Discount rate	7.32%	7.32%
on debt

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2012	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
Star Asia	$30,169	Adjusted NAV	Discount rate	6.82%	6.82%
on debt

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•    Equity investments in investment funds and other non-publicly traded entities.

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

Investments in Certain Entities That Calculate Net Asset Value Per Share (Or Its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value
	June 30, 2013
	(dollars in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,040	N/A	N/A	N/A
Star Asia (b)	20,935	N/A	N/A	N/A
Star Asia Special Situations Fund (d)	2,775	N/A	N/A	N/A
	$25,750

	Fair Value
	December 31, 2012
	(dollars in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,054	N/A	N/A	N/A
Star Asia (b)	30,169	N/A	N/A	N/A
Tiptree (c)	2,834	N/A	N/A	N/A
Star Asia Special Situations Fund (d)	2,503	$321	N/A	N/A
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

(b)    Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using an internal valuation model that uses a market approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $31,267 as of June 30, 2013 and $39,998 as of December 31, 2012.

(c)     The investment strategy of Tiptree is focused on investing in (a) specialty finance companies; (b) alternative asset management companies; and (c) diversified credit assets and related equity interests. Tiptree primarily seeks to acquire majority ownership interests in its investees. Prior to June 30, 2013, the fair value of this investment had been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. Beginning with the second quarter of 2013, the Company calculates the fair value of its investment in Tiptree by using the closing over the counter price for Tiptree Financial, Inc. and adjusting for the exchange ratio.  As of June 30, 2013 and December 31, 2012, the Company owned approximately 1% of Tiptree.

(d)                The Star Asia Special Situations Fund’s investment strategy is to make investments in real estate and securities backed by real estate in Japan. The Star Asia Special Situations Fund is a closed end fund that does not allow investor redemptions. It has an initial life of three years which can be extended under certain circumstances for up to two years. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company’s unfunded commitment was denominated in Japanese Yen and fluctuated based on the foreign exchange spot rate used at any particular period. See note 20.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2013, the Company had outstanding foreign currency forward contracts with a notional amount of 1.25 billion Japanese Yen. As of December 31, 2012, the Company had no outstanding foreign currency forward contracts.

TBAs

The Company trades U.S. government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2013, the Company had open TBA sale agreements in the notional amount of $92,010 and open TBA purchase agreements in the notional amount of

$82,088. At December 31, 2012, the Company had open TBA sale agreements in the notional amount of $40,125 and open TBA purchase agreements in the notional amount of $32,794.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2013	December 31, 2012

TBAs	Investments-trading	$408	$35
Foreign currency forward contracts	Other investments, at fair value	400	-
TBAs	Trading securities sold, not yet purchased	(511)	(13)
		$297	$22

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Foreign currency forward contracts	Revenues-principal transactions and other income	$(362)	$(35)
TBAs	Revenues-net trading	2,017	254
		$1,655	$219

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012

Foreign currency forward contracts	Revenues-principal transactions and other income	$(362)	$(35)
TBAs	Revenues-net trading	2,207	156
		$1,845	$121

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients. In general, the Company will enter into a TBA purchase agreement with the client. Then, the Company will immediately enter into a TBA sale agreement with identical terms and settlement date with a separate counterparty. The Company seeks to profit through a small mark-up in the price of the transaction. The TBAs will match underlying terms and settlement dates. Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA. The gain or loss on the transaction is recorded as a component of net trading in the consolidated statement of operations and is included in due to or due from broker in the consolidated balance sheet until it settles. As of June 30, 2013, the Company had unsettled TBA purchase contracts and offsetting

TBA sale agreements in the notional amount of $365,800. The net profit on these transactions is recorded as a component of net trading revenue and is included as a component of TBA revenue in the table above. Any revenue on trades that have not yet settled is included as a component of due to or due from brokers, dealers, and clearing agencies.

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

At June 30, 2013 and December 31, 2012, the Company held reverse repurchase agreements of $101,444 and $70,110, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $101,793 and $73,382, respectively.

At June 30, 2013 and December 31, 2012, the Company had repurchase agreements of $103,443 and $70,273, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $103,619 and $73,382, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

As of June 30, 2013 and December 31, 2012, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, and Fixed Rate Agency CMOs.

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets included:

OTHER ASSETS
(Dollars in Thousands)

	June 30, 2013	December 31, 2012
Deferred costs	$782	$-
Prepaid expenses	3,068	2,329
Security deposits	2,737	2,755
Miscellaneous other assets	52	24
Furniture, equipment, and leasehold improvements, net	2,317	2,273
Intangible assets	634	332
Equity method affiliates	(52)	1,910
Other assets	$9,538	$9,623

Accounts payable and other liabilities included:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	June 30, 2013	December 31, 2012
Accounts payable	$1,512	$1,143
Rent payable	894	1,032
Accrued interest payable	287	308
Payroll taxes payable	814	1,577
Accrued income taxes	1,380	1,434
Guarantee liability	-	1,084
Settlement payable	2,195	4,467
Deferred income	127	498
Mandatorily redeemable equity interests	-	86
Other general accrued expenses	2,196	1,451
Accounts payable and other liabilities	$9,405	$13,080

See note 13 regarding mandatorily redeemable equity interests. See note 26 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 regarding the settlement payable.

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

As of June 30, 2013, the Company had the following equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Deep Value GP; (ii) Deep Value GP II; (iii) Star Asia Opportunity; (iv) Star Asia Capital Management; (v) SAA Manager; and (vi) SAP GP. During the six months ended June 30, 2013, the Company did not make an investment in SAP GP or recognize any income or loss under the equity method related to SAP GP. During the second quarter of 2013, the Company received its investment return up to an agreed upon maximum from Star Asia SPV and the Company no longer has an ownership interest in Star Asia SPV. The following table summarizes the activity and the earnings of the Company’s equity method affiliates and includes the activity for Star Asia Manager during the period that the Company accounted for its investment in Star Asia Manager under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Star	Deep	Deep	Star	Star	Star Asia
	Asia	Value	Value	Asia	Asia	Capital	SAA
	Manager	GP	GP II	SPV	Opportunity	Management	Manager	Total
January 1, 2013	$547	$7	$39	$1,395	$22	$(92)	$(8)	$1,910
Investments / advances	-	-	-	-	-	-	10	10
Distributions / repayments	-	-	-	(2,682)	-	(99)	(100)	(2,881)
Acquisition (1)	(705)	-	-	-	-	-	-	(705)
Earnings / (loss) realized	158	-	(6)	1,287	(5)	71	109	1,614
June 30, 2013	$-	$7	$33	$-	$17	$(120)	$11	$(52)

(1)   See note 4.

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES
(Dollars in Thousands)

	June 30, 2013	December 31, 2012
Total Assets	$273,719	$279,874

Liabilities	$72,546	$96,981
Equity attributable to the investees	201,113	182,277
Non-controlling interest	60	616
Total Liabilities & Equity	$273,719	$279,874

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income / (loss)	$8,590	$5,767	$(3,222)	$(10,119)

Net income / (loss) attributable to the investees	$8,789	$5,730	$(2,666)	$(9,841)

See note 20 for information regarding transactions with the Company’s equity method investees.

12. DEBT

The Company had the following debt outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2013	December 31, 2012	Interest Rate Terms		Interest (5)	Maturity
Contingent convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$8,121		$8,087	$8,068	10.50%		10.50%	May 2014 (1)
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(2)	10,435	10,189	4.27%		4.27%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	7,425	7,248	4.42%		4.42%	March 2035
	$48,125		17,860	17,437
Subordinated notes payable	$-		-	342	12.00%	(3)	12.00%	June 2013
Star Asia Manager note payable	$453		453	-	3.02%		3.02%	(4)
Total			$26,400	$25,847

(1)   Represents the holder’s earliest put date and the Company’s earliest redemption date. The contractual maturity for the New Notes is May 2027.

The Company may redeem all or part of the $8,121 aggregate principal amount of the New Notes for cash on or after May 20, 2014, at a redemption price equal to the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes may require the Company to repurchase all or a portion of the New Notes for cash on May 15, 2014; May 15, 2017; and May 15, 2022 for a repurchase price equal to the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes are required to provide notice to the Company of their plan to redeem the New Notes at any time during the 30 days prior to May 15, 2014; May 15, 2017; and May 15, 2022.

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

(3)    Comprised of 9% paid currently and 3% paid in kind.  The subordinated note payable was fully repaid in June 2013.

(4)    The Star Asia Manager note payable has no stated maturity date. See description of payment terms below.

(5)    Represents the interest rate as of the last day of the reporting period.

Refer to note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for a discussion of the Company’s debt.

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

In June 2013, the Company repaid in full the subordinated notes payable to an unrelated third party for a total of $352, including principal of $347 and cash and accrued paid in kind interest of $5.

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

During the six months ended June 30, 2012, the Company reclassified $6,071 from redeemable non-controlling interest to mandatorily redeemable equity interests on its consolidated balance sheets due to partnership withdrawals from PrinceRidge. In addition, PrinceRidge purchased $43 of non-controlling interest for cash during the six months ended June 30, 2012 from an existing partner and received $20 in cash related to capital contributions made to PrinceRidge during the second quarter of 2012.

During the six months ended June 30, 2013, the Company purchased $317 of non-controlling interest for cash from existing partners.

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

During the six months ended June 30, 2013 and 2012, the Company distributed cash of $86 and $789, respectively, to the holders of mandatorily redeemable equity interests.  As of June 30, 2013 and December 31, 2012, the mandatorily redeemable equity interests totaled $0 and $86, respectively. See note 10.

14. PERMANENT EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2013 related to the number of shares of unrestricted common stock that the Company had issued as of June 30, 2013:

Common Stock
Shares
December 31, 2012	10,794,725
Shares issued in connection with the redemption of Operating LLC units	186,339
Vesting of shares	556,736
Shares withheld for employee taxes	(14,438)
June 30, 2013	11,523,362

In connection with the acquisition of JVB Holdings in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain of the former owners of JVB Holdings who remained employees of JVB Holdings. As of December 31, 2012, there were 372,681 restricted units outstanding. These units vest over a three year period (of which two of the three years have elapsed) and are treated as compensation for future service. In January 2013, 186,339 restricted units of the Operating LLC vested, and the holders of these vested Operating LLC membership units elected to redeem these units. The Company, at its discretion, issued 186,339 shares of IFMI common stock to the JVB Holdings sellers in exchange for these vested membership units. As of June 30, 2013, there were 186,342 restricted units outstanding.

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

During the six months ended June 30, 2013, IFMI received units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI pursuant to the UIS Agreement and as a result of the vesting and redemption of membership units of the Operating LLC by certain former owners of JVB Holdings for IFMI common stock as discussed above.

Operating LLC
Membership Units
Units related to UIS Agreement	376,564
Units received from certain former owners of JVB Holdings	186,339
Total	562,903

The Company recognized a net increase in additional paid in capital of $634 and a net decrease in accumulated other comprehensive income of $25 with an offsetting decrease in non-controlling interest of $609 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the six months ended:

	June 30, 2013	June 30, 2012
Net income / (loss) attributable to IFMI	$(9,202)	$(5,937)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	634	828
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest:	$(8,568)	$(5,109)

15 . NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein. As of June 30, 2013, the Company had the following two U.S. broker-dealers: JVB and CCPR.

As of June 30, 2013, JVB’s adjusted net capital was $8,612, which exceeded the minimum requirements by $8,497. As of June 30, 2013, CCPR had net capital of $10,628, which exceeded the minimum requirements by $10,378.

CCFL, a subsidiary of the Company regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of June 30, 2013, the total minimum required net liquid capital was $2,457, and net liquid capital in CCFL was $4,414, which exceeded the minimum requirements by $1,957 and was in compliance with the net liquid capital provisions.

16 . EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income / (loss) attributable to IFMI	$(4,702)	$(2,078)	$(9,202)	$(5,937)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(2,158)	(981)	(4,249)	(2,883)
Add / (deduct): Adjustment (2)	8	(23)	(6)	(39)
Net income / (loss) on a fully converted basis	$(6,852)	$(3,082)	$(13,457)	$(8,859)

Weighted average common shares outstanding - Basic	11,658,512	10,756,257	11,504,613	10,600,004
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,252,002	5,324,090	5,252,002
Weighted average common shares outstanding - Diluted (3)	16,982,602	16,008,259	16,828,703	15,852,006

Net income / (loss) per common share - Basic	$(0.40)	$(0.19)	$(0.80)	$(0.56)

Net income / (loss) per common share - Diluted	$(0.40)	$(0.19)	$(0.80)	$(0.56)

(1)     The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the six and three months ended June 30, 2013 and 2012) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The 4,983,557 Operating LLC membership units held by Mr. Daniel G. Cohen are redeemable at Mr. Cohen’s option, at any time on or after January 1, 2014, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’ Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. The Operating LLC membership units held by other members of the Operating LLC have the same redemption rights as described above except that the members holding these units may elect to redeem their shares at any time. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share when the effect is dilutive using the if-converted method.

(2)     An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)     For the six months ended June 30, 2013 and 2012, weighted average common shares outstanding excludes a total of 344,834 and 31,594 shares, respectively, representing restricted Operating LLC units, restricted IFMI Common Stock, and restricted units of IFMI Common stock.  For the three months ended June 30, 2013 and 2012, weighted average common shares outstanding excludes a total of 371,778 and 21,879 shares, respectively, representing restricted Operating LLC units, restricted IFMI Common Stock, and restricted units of IFMI Common stock.

17. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company was named in litigation commenced in the United States District Court for the Southern District of New York on June 29, 2012, under the caption U.S. Bank National Association v. Institutional Financial Markets, Inc. The plaintiff, U.S. Bank, alleges breach of contract respecting certain fees allegedly owing to U.S. Bank, as Trustee, in connection with the issuance of trust preferred securities, seeking damages and a declaration that the Company must make certain future fee payments. The Company filed a motion to dismiss the complaint in lieu of an answer on October 26, 2012. U.S. Bank filed its response to the motion on November 26, 2012. On July 19, 2013, the court entered a Memorandum and Order denying the Company’s motion to dismiss.  The Company has until August 19, 2013, to file an answer to the Complaint.  The Company intends to defend the action vigorously. The ultimate amount of any loss incurred by the Company in this matter is uncertain. The Company cannot currently estimate the likelihood it will suffer a loss greater than the amounts accrued for as of June 30, 2013.

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

Alesco XIV Guarantee

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement was accounted for as a guarantee by the Company. As of December 31, 2012, the Company had a liability of $1,084 related to this arrangement that was included in accounts payable and other liabilities in the Company’s consolidated balance sheets. In May 2013, the underlying loan was paid off in full by the borrower. As a result, the Company’s guarantee with Assured was extinguished. For the six and three months ended June 30, 2013, the Company recognized other income of $1,084, which was included as a component of principal transactions and other income in the Company’s consolidated statements of operations, and wrote off the liability.

Accumulated Dividends and Dividend Equivalents on Restricted Stock and Restricted Units

From time to time, the Company has granted restricted stock and restricted units that are entitled to receive dividends or dividend equivalents as and when such dividends or dividend equivalents are declared and paid by the Company; provided, however, that the cash dividends or dividend equivalents on such restricted stock or restricted units are held by the Company until the period of forfeiture lapses and forfeited if the underlying restricted shares or restricted units are forfeited. The Company’s potential liability, assuming the restricted stock or restricted units were to vest as of June 30, 2013, is approximately $105.

18. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the six and three months ended June 30, 2013 and June 30, 2012 was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$24,689	$-	$-	$24,689	$-	$24,689
Asset management	-	8,917	-	8,917	-	8,917
New issue and advisory	1,567	-	-	1,567	-	1,567
Principal transactions and other income	144	898	(8,455)	(7,413)	-	(7,413)
Total revenues	26,400	9,815	(8,455)	27,760	-	27,760
Total operating expenses	28,536	5,613	162	34,311	6,419	40,730
Operating income / (loss)	(2,136)	4,202	(8,617)	(6,551)	(6,419)	(12,970)
Income / (loss) from equity method affiliates	-	332	1,282	1,614	-	1,614
Other non-operating income / (expense)	(109)	(7)	-	(116)	(1,948)	(2,064)
Income / (loss) before income taxes	(2,245)	4,527	(7,335)	(5,053)	(8,367)	(13,420)
Income tax expense / (benefit)	(42)	-	-	(42)	88	46
Net income / (loss)	(2,203)	4,527	(7,335)	(5,011)	(8,455)	(13,466)
Less: Net income / (loss) attributable to the
non-controlling interest	(15)	-	-	(15)	(4,249)	(4,264)
Net income / (loss) attributable to IFMI	$(2,188)	$4,527	$(7,335)	$(4,996)	$(4,206)	$(9,202)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$390	$131	$-	$521	$148	$669

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2012

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$37,642	$-	$-	$37,642	$-	$37,642
Asset management	-	9,545	-	9,545	-	9,545
New issue and advisory	1,266	-	-	1,266	-	1,266
Principal transactions and other income	(34)	393	(5,015)	(4,656)	-	(4,656)
Total revenues	38,874	9,938	(5,015)	43,797	-	43,797
Total operating expenses	37,676	2,842	156	40,674	7,496	48,170
Operating income / (loss)	1,198	7,096	(5,171)	3,123	(7,496)	(4,373)
Income / (loss) from equity method affiliates	-	698	1,344	2,042	-	2,042
Other non-operating income / (expense)	(4,224)	-	-	(4,224)	(2,449)	(6,673)
Income / (loss) before income taxes	(3,026)	7,794	(3,827)	941	(9,945)	(9,004)
Income tax expense / (benefit)	-	-	-	-	54	54
Net income / (loss)	(3,026)	7,794	(3,827)	941	(9,999)	(9,058)
Less: Net income / (loss) attributable to the
non-controlling interest	(238)	-	-	(238)	(2,883)	(3,121)
Net income / (loss) attributable to IFMI	$(2,788)	$7,794	$(3,827)	$1,179	$(7,116)	$(5,937)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$452	$7	$-	$459	$275	$734

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$11,630	$-	$-	$11,630	$-	$11,630
Asset management	-	4,155	-	4,155	-	4,155
New issue and advisory	572	-	-	572	-	572
Principal transactions and other income	89	388	(3,100)	(2,623)	-	(2,623)
Total revenues	12,291	4,543	(3,100)	13,734	-	13,734
Total operating expenses	14,021	2,681	83	16,785	2,847	19,632
Operating income / (loss)	(1,730)	1,862	(3,183)	(3,051)	(2,847)	(5,898)
Income / (loss) from equity method affiliates	-	122	(27)	95	-	95
Other non-operating income / (expense)	(55)	(4)	-	(59)	(976)	(1,035)
Income / (loss) before income taxes	(1,785)	1,980	(3,210)	(3,015)	(3,823)	(6,838)
Income tax expense / (benefit)	(17)	-	-	(17)	51	34
Net income / (loss)	(1,768)	1,980	(3,210)	(2,998)	(3,874)	(6,872)
Less: Net income / (loss) attributable to the
non-controlling interest	(12)	-	-	(12)	(2,158)	(2,170)
Net income / (loss) attributable to IFMI	$(1,756)	$1,980	$(3,210)	$(2,986)	$(1,716)	$(4,702)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$193	$93	$-	$286	$73	$359

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2012

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$19,951	$-	$-	$19,951	$-	$19,951
Asset management	-	4,608	-	4,608	-	4,608
New issue and advisory	189	-	-	189	-	189
Principal transactions and other income	(7)	233	63	289	-	289
Total revenues	20,133	4,841	63	25,037	-	25,037
Total operating expenses	18,806	1,762	75	20,643	3,564	24,207
Operating income / (loss)	1,327	3,079	(12)	4,394	(3,564)	830
Income / (loss) from equity method affiliates	-	358	1,168	1,526	-	1,526
Other non-operating income / (expense)	(4,289)	-	-	(4,289)	(1,172)	(5,461)
Income / (loss) before income taxes	(2,962)	3,437	1,156	1,631	(4,736)	(3,105)
Income tax expense / (benefit)	-	-	-	-	63	63
Net income / (loss)	(2,962)	3,437	1,156	1,631	(4,799)	(3,168)
Less: Net income / (loss) attributable to the
non-controlling interest	(109)	-	-	(109)	(981)	(1,090)
Net income / (loss) attributable to IFMI	$(2,853)	$3,437	$1,156	$1,740	$(3,818)	$(2,078)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$223	$3	$-	$226	$117	$343

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

Balance Sheet Data
As of June 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$309,897	$8,888	$28,707	$347,492	$9,629	$357,121

Included within total assets:
Investment in equity method affiliates	$-	$(69)	$17	$(52)	$-	$(52)
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$332	$302	$-	$634	$-	$634

Balance Sheet Data
As of June 30, 2012

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$444,297	$7,774	$39,440	$491,511	$11,524	$503,035

Included within total assets:
Investment in equity method affiliates	$-	$555	$1,835	$2,390	$-	$2,390
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$538	$-	$-	$538	$-	$538

(1)   Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.

(2)    Goodwill and intangible assets as of June 30, 2013 and 2012 are allocated to the Capital Markets and Asset Management business segments as indicated in the table from above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States; (2) United Kingdom and other; and (3) Asia. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenues:
United States	$9,812	$20,390	$21,209	$37,503
United Kingdom & Other	3,140	4,647	5,496	6,294
Asia	782	-	1,055	-
Total	$13,734	$25,037	$27,760	$43,797

Long-lived assets attributable to an individual country, other than the United States, are not material.

19. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $1,522 and $2,721 for the six months ended June 30, 2013 and 2012, respectively.

The Company paid income taxes of $281 and $111 for the six months ended June 30, 2013 and 2012, respectively. The Company received $19 and $0 income tax refunds for the six months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•       The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by IFMI. The Company recognized a net increase in additional paid-in capital of $634, a net decrease of $25 in accumulated other comprehensive income, and a decrease of $609 in non-controlling interest. See note 14.

•       In connection with the Star Asia Manager Repurchase Transaction, the Company reclassified $705 from investment in equity method affiliates and re-allocated it to certain balance sheet accounts to reflect Star Asia Manager becoming a consolidated subsidiary of the Company. See note 4.

For the six months ended June 30, 2012, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•       The Company recognized a net increase in additional paid-in capital of $828, a net decrease of $28 in accumulated other comprehensive income, and a decrease of $800 in non-controlling interest as a result of additional units of the Operating LLC issued to IFMI as a result of the UIS agreement and redemption of vested Operating LLC units by IFMI.

•       The Company reclassified $6,071 from redeemable non-controlling interest to mandatorily redeemable equity interests in its consolidated balance sheets due to partnership withdrawals from PrinceRidge.

20 . RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six and three months ended June 30, 2013 and 2012. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

C. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because TBBK’s Chairman is the Company’s Chairman and Chief Executive Officer.

TBBK maintained deposits for the Company in the amount of $72 and $36 as of June 30, 2013 and December 31, 2012, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of June 30, 2013, the Company had a repurchase agreement in the amount of $40,252 with TBBK as its counterparty. This is included as a component of securities sold under agreement to repurchase in the consolidated balance sheet.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amount of $93 and $74 for the six and three months ended June 30, 2013, respectively, which was included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

D. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of June 30, 2013 and December 31, 2012, the Company directly owned approximately 28% of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate, and because the Chairman and Chief Executive Officer of the Company is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. The Company, through Star Asia Manager, has an asset management contract with Star Asia. Dividends received from the Company’s investment in Star Asia are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from the management contract are disclosed as part of management fee revenue in the tables at the end of this section.

2. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds Sterling. As of June 30, 2013 and December 31, 2012, the Company directly owned approximately 10% of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the Chairman and Chief Executive Officer of the Company is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of the gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

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

4. Star Asia SPV is a Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the Star Asia SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. The Company directly owned approximately 31% of Star Asia SPV’s outstanding shares as of December 31, 2012. During the second quarter of 2013, the Company received its investment return up to an agreed upon maximum from Star Asia SPV and the Company no longer has an ownership interest in the entity. Star Asia SPV has been identified as a related party because it was an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

5. Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of June 30, 2013 and December 31, 2012. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund, which is a specialized deep value, public equity securities fund. The Company did not elect the fair value option for its investment in Duart Capital. The Company did not recognize any income or loss under the equity method for the six and three months ended June 30, 2013 and 2012.

6. Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Japan. As of June 30, 2013 and December 31, 2012, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Opportunity as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

7. Star Asia Capital Management serves as the external manager of Star Asia Opportunity (see D-6 listed above) and the Company owned 33% of Star Asia Capital Management as of June 30, 2013 and December 31, 2012. Star Asia Capital Management has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Capital Management as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

8. The Star Asia Special Situations Fund is a closed-end investment fund that primarily invests in real estate and securities backed by real estate in Japan and does not offer investor redemptions. As of June 30, 2013 and December 31, 2012, the Company owned approximately 3% and 6%, respectively, of the Star Asia Special Situations Fund. The Star Asia Special Situations Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Company’s investment in the Star Asia Special Situations Fund would be treated as an equity method affiliate of the Company. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains and losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

9. SAA Manager serves as the external manager of the Star Asia Special Situations Fund and the Company owned 33% of SAA Manager as of June 30, 2013 and December 31, 2012. SAA Manager has been identified as a related party because it is an equity method investee of the Company. The Company did not elect the fair value option for its investment in SAA Manager. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

10. SAP GP serves as the general partner for the Star Asia Special Situations Fund and the Company owned 33% of SAP GP as of June 30, 2013 and December 31, 2012. SAP GP has been identified as a related party because it is an equity method investee of the Company. The Company did not elect the fair value option for its investment in SAP GP. Income or loss recognized under the equity method is disclosed in the table at the end of this section. Since its inception during the fourth quarter of 2012 and for the six and three months ended June 30, 2013, the Company had not made an investment or recognized any income or loss under the equity method.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2013
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Dividend income and other	Gain / (loss)	Income / (loss) from equity method affiliates
TBBK	$-	$401	$-	$-	$-
Star Asia	1,069	-	-	(9,234)	-
Star Asia Manager (1)	-	-	-	-	158
Star Asia SPV	-	-	-	-	1,287
Star Asia Opportunity	-	-	-	-	(5)
Star Asia Capital Management	-	-	-	-	71
Star Asia Special Situations Fund	-	-	-	(30)	-
SAA Manager	-	-	-	-	109
EuroDekania	-	-	395	(14)	-
Deep Value GPs	-	-	-	-	(6)
	$1,069	$401	$395	$(9,278)	$1,614

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2012
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Dividend income and other	Gain / (Loss)	Income / (loss) from equity method affiliates
CBF	$64	$-	$-	$-	$-
TBBK	-	71	-	-	-
Star Asia	-	-	-	(5,059)	-
Star Asia Manager (1)	-	-	-	-	580
Star Asia SPV	-	-	-	-	724
Star Asia Opportunity	-	-	-	-	619
Star Asia Capital Management	-	-	-	-	130
EuroDekania	139	-	183	(267)	-
Deep Value GPs	-	-	-	-	(11)
	$203	$71	$183	$(5,326)	$2,042

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2013
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Dividend income and other	Gain / (loss)	Income / (loss) from equity method affiliates
TBBK	$-	$375	$-	$-	$-
Star Asia	792	-	-	(3,201)	-
Star Asia SPV	-	-	-	-	(27)
Star Asia Opportunity	-	-	-	-	1
Star Asia Capital Management	-	-	-	-	37
Star Asia Special Situations Fund	-	-	-	(73)	-
SAA Manager	-	-	-	-	86
EuroDekania	-	-	395	(354)	-
Deep Value GPs	-	-	-	-	(2)
	$792	$375	$395	$(3,628)	$95

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2012
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Dividend income and other	Gain / (loss)	Income / (loss) from equity method affiliates
TBBK	$-	$36	$-	$-	$-
Star Asia	-	-	-	181	-
Star Asia Manager (1)	-	-	-	-	306
Star Asia SPV	-	-	-	-	245
Star Asia Opportunity	-	-	-	-	923
Star Asia Capital Management	-	-	-	-	64
EuroDekania	-	-	89	(245)	-
Deep Value GPs	-	-	-	-	(12)
	$-	$36	$89	$(64)	$1,526

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	June 30, 2013	December 31, 2012
Star Asia Manager (1)	$-	$98
Star Asia and related entities (2)	583	-
CBF	89	90
Employees	550	264
Due from Related Parties	$1,222	$452

(1)  Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.

(2)   Related entities include Star Asia Capital Management and SAA Manager.

 ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Institutional Financial Markets, Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

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

•       Capital Markets: Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We had offered execution and brokerage services for equity derivative products until December 31, 2012, when we sold our equity derivatives brokerage business to a newly formed entity owned by two of our former employees. See note 5 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended. We carry out our capital market activities primarily through our subsidiaries: JVB and PrinceRidge in the United States, and CCFL in Europe.

•      Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of June 30, 2013, we had approximately $6.2 billion in AUM of which 95%, or $5.9 billion, was in CDOs.

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

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2013,  95% of our existing AUM are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of June 30, 2013, we had $28,686 of other investments, at fair value representing our principal investment portfolio. Of this amount, $27,927, or 97%, was comprised of investments in 4 separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, Tiptree, and the Star Asia Special Situations Fund. Furthermore, the investment in Star Asia is our largest single principal investment and, as of June 30, 2013, had a fair value of $20,935, representing 73% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments, and in real property located in Japan. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general.

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

In the second quarter of 2013, the Company experienced a reduction in the value of its trading inventory.  The mark to market losses in the trading inventory related to rising interest rates.  The timing coincided with the Federal Reserve’s announcement that it may begin to taper its quantitative easing programs.  In addition, beginning in June 2013, the Company experienced a reduction in trading volumes as well.  The volume reduction was broad based but was most evident in the Company’s agency new issue and trading businesses and its TBA origination business.  The Company may experience reduced trading volumes in the future as a result of market uncertainty surrounding Federal Reserve quantitative easing programs.

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

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2013 and 2012.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2013	2012	$ Change	% Change
Revenues

Net trading	$24,689	$37,642	$(12,953)	(34)%
Asset management	8,917	9,545	(628)	(7)%
New issue and advisory	1,567	1,266	301	24%
Principal transactions and other income	(7,413)	(4,656)	(2,757)	(59)%
Total revenues	27,760	43,797	(16,037)	(37)%

Operating expenses

Compensation and benefits	26,018	33,327	7,309	22%
Business development, occupancy, equipment	2,842	2,450	(392)	(16)%
Subscriptions, clearing, and execution	4,666	5,972	1,306	22%
Professional fee and other operating	6,535	5,687	(848)	(15)%
Depreciation and amortization	669	734	65	9%
Total operating expenses	40,730	48,170	7,440	15%

Operating income / (loss)	(12,970)	(4,373)	(8,597)	(197)%

Non-operating income / (expense)

Interest expense, net	(2,064)	(2,319)	255	11%
Other income / (expense)	-	(4,354)	4,354	100%
Income / (loss) from equity method affiliates	1,614	2,042	(428)	(21)%
Income / (loss) before income taxes	(13,420)	(9,004)	(4,416)	(49)%
Income taxes	46	54	8	15%
Net income / (loss)	(13,466)	(9,058)	(4,408)	(49)%
Less: Net (loss) income attributable to the non-controlling interest	(4,264)	(3,121)	1,143	37%
Net income / (loss) attributable to IFMI	$(9,202)	$(5,937)	$(3,265)	(55)%

Revenues

Revenues decreased by $16,037, or 37%, to $27,760 for the six months ended June 30, 2013 from $43,797 for the six months ended June 30, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $12,953 in net trading; (ii)  a decrease of $628 in asset management revenue; (iii)  an increase of $301 in new issue and advisory revenue; and (iv) a decrease of $2,757 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $12,953, or 34%, to $24,689 for the six months ended June 30, 2013 from $37,642 for the six months ended June 30, 2012.     The following table provides detail on net trading revenue by operation:

NET TRADING
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
JVB	$8,779	$12,476	$(3,697)
PrinceRidge and other capital markets	13,439	20,796	(7,357)
CCFL	2,471	4,370	(1,899)
Total	$24,689	$37,642	$(12,953)

The decline in revenue in JVB was primarily due to the decline in trading revenue earned in the following asset classes: agency securities, treasury securities, and municipal bonds. The decline in PrinceRidge and other capital markets was primarily due to lower trading revenue earned in the equity derivatives product trading of $4,438 as a result of the sale of that business in December 2012. The remaining decline was primarily due to decline in trading revenue in agency securities, treasury securities, municipal bonds, high yield corporate bonds, and structured products.  The decrease in revenue in CCFL was primarily due to a decrease in overall volumes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the six months ended June 30, 2013, may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Assets Under Management

Our assets under management (“AUM”) equals the sum of: (1) the gross assets included in CDOs that we have sponsored and manage; plus (2) the NAV of the permanent capital vehicles and investment funds we manage; plus (3) the NAV of other accounts we manage.

Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT
(dollars in thousands)

	June 30,		December 31,
	2013	2012	2012	2011
Company sponsored CDOs (1)	$5,893,537	$6,048,428	$6,051,678	$7,859,755
Permanent capital vehicles (2)	113,591	153,371	145,326	169,237
Investment funds (3)	139,234	-	84,659	-
Managed accounts (4)	44,141	38,948	43,924	33,644
Assets under management (5)	$6,190,503	$6,240,747	$6,325,587	$8,062,636

(1)	Management fee income earned from Company Sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned from funds managed in permanent capital vehicles is recorded as a component of asset management revenue.
(3)

Management fee income earned from investment funds is primarily comprised of fees earned by entities in which the Company has an equity method investment.  Accordingly, the resulting revenue is accounted for within income from equity method affiliates.

(4)	Management fee income earned on managed accounts is recorded as a component of asset management revenue.

(5)	AUM for company sponsored CDOs, permanent capital vehicles, investment funds, and other managed accounts represents total AUM at the end of the period indicated.
(6)

Asset management fees decreased by $628, or 7%, to $8,917 for the six months ended June 30, 2013 from $9,545 for the six months ended June 30, 2012, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
CDO and related service agreements	$7,222	$8,882	$(1,660)
Other	1,695	663	1,032
Total	$8,917	$9,545	$(628)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $1,660 to $7,222 for the six months ended June 30, 2013 from $8,882 for the six months ended June 30, 2012. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
TruPs and insurance company debt - U.S.	$3,844	$5,763	$(1,919)
High grade and mezzanine ABS	487	859	(372)
TruPs and insurance company debt - Europe	1,289	1,402	(113)
Broadly syndicated loans - Europe	1,602	858	744
Total	$7,222	$8,882	$(1,660)

Asset management fees for TruPs and insurance company debt – U.S. declined primarily because effective as of February 23, 2013, we no longer provide any services related to the Alesco X through XVII securitizations.  On July 29, 2010, we entered into an agreement with a third party whereby we sold the management rights and responsibilities related to the Alesco X through XVII securitizations.  In connection with this agreement, we entered into a services agreement under which we provided certain services to the third party purchaser.  This services agreement expired on February 23, 2013.  We will continue to receive certain incentive payments through February 23, 2017 if the management fees earned by the third party exceed certain thresholds.  We will continue to recognize these incentive payments, if any, as earned.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and liquidations of certain CDOs.

Asset management fees for broadly syndicated loans –Europe represent revenue from a single CLO.  Prior to August 2012, we served as the junior manager of this CLO and we shared management fees evenly with the lead manager.  In August 2012, we became the lead manager (and remained junior manager).  Subsequent to becoming lead manager, we earn all of the management fees related to this CLO which has caused the increase in asset management fees from broadly syndicated loans – Europe.

Other

Other asset management revenue increased by $1,032 to $1,695 for the six months ended June 30, 2013 from $663 for the six months ended June 30, 2012.

Other asset management revenue increased by $1,069 primarily due to the acquisition of Star Asia Manager which was effective March 1, 2013.  Prior to the acquisition, we owned 50% of Star Asia Manager and treated the investment as an equity method investment.  See note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $301, or 24%, to $1,567 for the  six months ended June 30, 2013 from $1,266 for the six months ended June 30, 2012.

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements stays consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.

Principal Transactions and Other Income

Principal transactions and other income decreased by $2,757 to ($7,413) for the six months ended June 30, 2013, as compared to ($4,656) for the six months ended June 30, 2012.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
Change in fair value of other investments, at fair value	$(9,993)	$(5,208)	$(4,785)
Dividends, interest, and other income	2,580	552	2,028
Total	$(7,413)	$(4,656)	$(2,757)

Change in fair value of other investments, at fair value

Change in fair value of other investments, at fair value decreased by $4,785 to ($9,993) for the six months ended June 30, 2013, as compared to ($5,208) for the six months ended June 30, 2012.

CHANGE IN FAIR VALUE OF OTHER INVESTMENTS, AT FAIR VALUE
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
EuroDekania	$(14)	$(267)	$253
Star Asia	(9,234)	(5,059)	(4,175)
Tiptree	(657)	170	(827)
Star Asia Special Situations Fund	(30)	-	(30)
Other	(58)	(52)	(6)
Total	$(9,993)	$(5,208)	$(4,785)
For the periods presented above, the change in fair value of our investment in EuroDekania was primarily the result of the change in the underlying NAV of EuroDekania.

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

CHANGE IN FAIR VALUE OF STAR ASIA
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
Foreign Exchange	$(5,697)	$(1,291)	$(4,406)
Underlying investment values, net	(3,537)	(3,768)	231
Total	$(9,234)	$(5,059)	$(4,175)

Foreign exchange: This line item represents the impact to fair value of our investment in Star Asia from currency fluctuations. This is because Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. Accordingly, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar. From time to time, we may seek to minimize this risk by entering into a Japanese Yen hedge. However, our hedging activities could negatively impact our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Japanese Yen hedge, especially considering our overall corporate liquidity position. We may or may not enter into hedges in the future based on our corporate liquidity. Any un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations.

As of June 30, 2013, our long exposure to the Japanese Yen was 3.4 billion Japanese Yen. Our Japanese Yen hedge was 1.3 billion Japanese Yen.  The spot rate of the U.S. Dollar to Japanese Yen was $99.14 as of June 30, 2013, which means our un-hedged portion of Star Asia was $21.7 million. As of June 30, 2012, our long exposure to the Japanese Yen was 3.6 billion Japanese Yen. Our Japanese Yen hedge was 1.0 billion Japanese Yen.  The spot rate of U.S. Dollar to Japanese Yen was $79.79 as of June 30, 2012, which means our un-hedged portion of Star Asia was $33.2 million.

Underlying investment values: This line item represents the impact to the fair value of our investment in Star Asia from changes in the underlying net investment values of Star Asia’s investments, net of debt, exclusive of the impact of foreign currency changes.

Effective June 30, 2013, we changed the way we calculate the fair value of our investment in Tiptree.  Previously, we carried our investment at the underlying NAV of the fund.  However, Tiptree recently completed a reorganization.  As a result of the reorganization, our investment in Tiptree can be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events like stock dividends or stock splits).  Tiptree Financial Inc. is publicly traded over the counter.  Therefore, beginning June 30, 2013, we calculate the fair value of our investment in Tiptree by using the closing over the counter price for Tiptree Financial Inc. and adjusting for the exchange ratio.  The decline in the fair value of our investment was primarily due to this change in method of calculating the fair value of our investment.

In December 2012, we made an investment in the Star Asia Special Situations Fund. We carry our investment in the Star Asia Special Situations Fund at the NAV of the underlying fund.

Dividends, interest, and other

Dividends, interest, and other increased by $2,028 to $2,580 for the six months ended June 30, 2013, as compared to $552 for the six months ended June 30, 2012. Prior the Merger, AFN had entered into an arrangement whereby it guaranteed a portion of a particular loan that was owned by the Alesco XIV securitization.  This arrangement was accounted for as a guarantee and we recorded a liability of $1,084 at the Merger Date.  In May 2013, the underlying loan was paid off in full by the borrower.  As a result our guarantee was extinguished.  We recorded other revenue of $1,084 in the second quarter of 2013 and wrote off the liability.    See note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.    The remaining increase in dividends interest and other was comprised of: (i) $495 increase from our revenue share arrangement with Strategos Capital Management LLC; (ii) $212 increase in dividend income related to EuroDekania; and (iii) 237 increase related to foreign currency gains and other miscellaneous items.

Operating Expenses

Operating expenses decreased by $7,440, or 15%, to $40,730 for the six months ended June 30, 2013 from $48,170 for the six months ended June 30, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $7,309 in compensation and benefits; (ii) an increase of $392 in business development, occupancy, and equipment; (iii) a decrease of $1,306 in subscriptions, clearing, and execution; (iv) an increase of $848 of professional fee and other operating; and (v) a decrease of $65 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $7,309, or 22%, to $26,018 for the six months ended June 30, 2013 from $33,327 for the six months ended June 30, 2012.

COMPENSATION AND BENEFITS
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
Cash compensation and benefits	$24,464	$31,359	$(6,895)
Equity-based compensation	1,554	1,968	(414)
Total	$26,018	$33,327	$(7,309)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $6,895 to $24,464 for the six months ended June 30, 2013, from $31,359 for the six months ended June 30, 2012.  This decrease was primarily a result of a decrease in incentive compensation which is tied to revenue and operating profitability.  Our total headcount decreased from 216 at June 30, 2012 to 204 at June 30, 2013.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $414 to $1,554 for the six months ended June 30, 2013 from $1,968 for the six months ended June 30, 2012.  There were three major components of this change:

EQUITY BASED COMPENSATION
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
Michael T. Hutchins and John P. Costas	$-	$993	$(993)
Reversals of previously recognized expense	(16)	(1,810)	1,794
Other equity compensation, net	1,570	2,785	(1,215)
Total	$1,554	$1,968	$(414)

First, in the six months ended June 30, 2012, we recognized equity based compensation of $993 related to equity based grants to Mr. Michael T. Hutchins and Mr. John P. Costas.  The grants to Mr. Hutchins and Mr. Costas were subsequently forfeited in July 2012. Second, we recognized $1,794 more in reversals of equity compensation expense in the six months ended June 30, 2012 as compared to the six months ended June 30, 2013 due to forfeitures and employees not meeting their performance targets.  Finally, we recognized a reduction in other equity compensation expense of $1,215 primarily as a result of employee grants becoming fully vested or forfeited after June 30, 2012, net of new grants after June 30, 2012.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $392, or 16%, to $2,842 for the six months ended June 30, 2013 from $2,450 for the six months ended June 30, 2012. The increase was primarily due to an increase in technology support expenditures of $362.  As part of our cost savings measures, we terminated a significant portion of our in house information technology staff and outsourced those services to third party providers.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $1,306, or 22%, to $4,666 for the six months ended June 30, 2013 from $5,972 for the six months ended June 30, 2012.   The decrease was due to a reduction in clearing and execution costs of $513 primarily as a result of lower trading volume and a decrease in subscriptions of $793 as a result of the cost savings measures implemented.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses increased by $848, or 15%, to $6,535 for the six months ended June 30, 2013 from $5,687 for the six months ended June 30, 2012. The increase was primarily the result of an increase in consulting fees of $892 attributable to the use of certain consultants at CCFL.  Prior to August 2012, CCFL was the junior manager of a European CLO.  In August 2012, CCFL became the lead manager and remained the junior manager.  Subsequent to becoming the lead manager, we earn all of the management fees related to this CLO.  The consulting fees are being incurred to assist CCFL in performing its role as lead manager.

Depreciation and Amortization

Depreciation and amortization decreased by $65, or 9%, to $669 for the six months ended June 30, 2013 from $734 for the six months ended June 30, 2012. The decline was due to a decrease in depreciation expense related to certain property and equipment that was fully depreciated of $181 partially offset by depreciation and amortization related to the acquisition of Star Asia Manager of $116.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $255, or 11%, to $2,064 for the six months ended June 30, 2013 from $2,319 for the six months ended June 30, 2012. The decrease was comprised of:  (i) a decrease of $371 of interest incurred on the convertible senior notes (comprised of our 7.625% Contingent Convertible Senior Notes due 2027 (“Old Notes”) and New Notes) due to repurchases and redemptions of the Old Notes during the six months ended June 30, 2012; (ii) a reduction of $71 of interest incurred on the subordinated notes payable due to repayments and repurchases of these notes subsequent to June 30, 2012; (iii) a reduction of $61 of interest incurred on the junior subordinated notes as a result of the interest rate on one of the two issuances changing from a fixed rate to a lower variable rate beginning in July 31, 2012; partially offset by (iv) a decrease of $132 of interest income related to the reduction in the amount owed to withdrawing partners of PrinceRidge which was recorded in the six months ended June 30, 2012; (v) and increase in interest expense of $109 relating to the amortization of the discount attributable to a payment made by the Company to Sentinel Management Group, Inc. (“Sentinel”) in connection with the settlement of certain litigation matters involving the Company’s U.S. broker-dealer, Cohen & Company Securities, LLC and Sentinel (the “Sentinel Litigation”); and (vi) $7 of other increases in interest expense.  See notes 4, 12, 13, and 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Other Income (Expense), net

Other income (expense), net was $0 for the six months ended June 30, 2013 as compared to ($4,354) for the six months ended June 30, 2012. For the six months ended June 30, 2012, other income (expense), net represented expense of $4,357 related to the settlement of the Sentinel Litigation partially offset by a gain on repurchase of debt of $3.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $428, or 21% to $1,614 for the six months ended June 30, 2013 from $2,042 for the six months ended June 30, 2012. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
Star Asia Manager	$158	$580	$(422)
Deep Value GP	-	(14)	14
Deep Value GP II	(6)	3	(9)
SAA Manager	109	-	109
Star Asia Capital Management	71	130	(59)
Star Asia Opportunity	(5)	619	(624)
Star Asia SPV	1,287	724	563
Total	$1,614	$2,042	$(428)

See notes 4, 11, and 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense

The income tax expense decreased by $8 to income tax expense of $46 for the six months ended June 30, 2013 from $54 for the six months ended June 30, 2012. The tax expense realized by us for both periods was primarily the result of taxes incurred at our French subsidiary, Cohen & Compagnie SAS as well as local level taxes incurred in the United States.  See note 21 to our consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the six months ended June 30, 2013 and 2012 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Six Months Ended June 30, 2013

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(12,064)	$(1,356)	$-	$(13,420)	$-	$(13,420)
Income tax expense	-	(42)	88	46	-	46
Net income / (loss) after tax	(12,064)	(1,314)	(88)	(13,466)	-	(13,466)
Majority owned subsidiary non-controlling interest	-	(15)	-	(15)
Net loss attributable to Operating LLC	(12,064)	(1,299)	(88)	(13,451)
Average effective Operating LLC non-controlling interest (1)%				31.59%
Operating LLC non-controlling interest				(4,249)
Majority owned subsidiary non-controlling interest				(15)
Total non-controlling interest				$(4,264)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Six Months Ended June 30, 2012

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(7,972)	$(1,032)	$-	$(9,004)	$-	$(9,004)
Income tax expense	-	-	54	54	-	54
Net income / (loss) after tax	(7,972)	(1,032)	(54)	(9,058)	-	(9,058)
Majority owned subsidiary non-controlling interest	-	(238)	-	(238)
Net loss attributable to Operating LLC	(7,972)	(794)	(54)	(8,820)
Average effective Operating LLC non-controlling interest (1)%				32.69%
Operating LLC non-controlling interest				(2,883)
Majority owned subsidiary non-controlling interest				(238)
Total non-controlling interest				$(3,121)

(1)    Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2013 and 2012.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2013	2012	$ Change	% Change
Revenues

Net trading	$11,630	$19,951	$(8,321)	(42)%
Asset management	4,155	4,608	(453)	(10)%
New issue and advisory	572	189	383	203%
Principal transactions and other income	(2,623)	289	(2,912)	(1008)%
Total revenues	13,734	25,037	(11,303)	(45)%

Operating expenses

Compensation and benefits	12,521	17,053	4,532	27%
Business development, occupancy, equipment	1,387	1,276	(111)	(9)%
Subscriptions, clearing, and execution	2,349	2,899	550	19%
Professional fee and other operating	3,016	2,636	(380)	(14)%
Depreciation and amortization	359	343	(16)	(5)%
Total operating expenses	19,632	24,207	4,575	19%

Operating income / (loss)	(5,898)	830	(6,728)	(811)%

Non-operating income / (expense)

Interest expense, net	(1,035)	(1,104)	69	6%
Other income / (expense)	-	(4,357)	4,357	100%
Income / (loss) from equity method affiliates	95	1,526	(1,431)	(94)%
Income / (loss) before income taxes	(6,838)	(3,105)	(3,733)	(120)%
Income taxes	34	63	29	46%
Net income / (loss)	(6,872)	(3,168)	(3,704)	(117)%
Less: Net (loss) income attributable to the non-controlling interest	(2,170)	(1,090)	1,080	99%
Net income / (loss) attributable to IFMI	$(4,702)	$(2,078)	$(2,624)	(126)%

Revenues

Revenues decreased by $11,303, or 45%, to $13,734 for the three months ended June 30, 2013 from $25,037 for the three months ended June 30, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $8,321 in net trading; (ii)  a decrease of $453 in asset management revenue; (iii)  an increase of $383 in new issue and advisory revenue; and (iv) a decrease of $2,912 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $8,321, or 42%, to $11,630 for the three months ended June 30, 2013 from $19,951 for the three months ended June 30, 2012.     The following table provides detail on net trading revenue by operation.

NET TRADING
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
JVB	$3,350	$5,886	$(2,536)
PrinceRidge and other capital markets	6,599	10,287	(3,688)
CCFL	1,681	3,778	(2,097)
Total	$11,630	$19,951	$(8,321)

  Trading revenue is down in all three groups due to lower trading volumes and margins. The decline in revenue in JVB was primarily due to the decline in trading revenue earned in the following asset classes: agency securities, treasury securities, and municipal bonds. The decline in PrinceRidge and other capital markets was primarily due to lower trading revenue earned in the equity derivatives product trading of $1,806 as a result of the sale of that business in December 2012. The remaining decline was primarily due to decline in trading revenue in municipal bonds and structured products.  The decrease in revenue in CCFL was primarily due to a decrease in overall volumes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended June 30, 2013, may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $453, or 10%, to $4,155 for the three months ended June 30, 2013 from $4,608 for the three months ended June 30, 2012, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
CDO and related service agreements	$3,121	$4,374	$(1,253)
Other	1,034	234	800
Total	$4,155	$4,608	$(453)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $1,253 to $3,121 for the three months ended June 30, 2013 from $4,374 for the three months ended June 30, 2012. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
TruPs and insurance company debt - U.S.	$1,435	$2,880	$(1,445)
High grade and mezzanine ABS	240	371	(131)
TruPs and insurance company debt - Europe	633	697	(64)
Broadly syndicated loans - Europe	813	426	387
Total	$3,121	$4,374	$(1,253)

Asset management fees for TruPs and insurance company debt – U.S. declined primarily because effective as of February 23, 2013, we no longer provide any services related to the Alesco X through XVII securitizations.  On July 29, 2010, we entered into an agreement with a third party whereby we sold the management rights and responsibilities related to the Alesco X through XVII securitizations.  In connection with this agreement, we entered into a services agreement under which we provided certain services to the third party purchaser.  This services agreement expired on February 23, 2013.  We will continue to receive certain incentive payments through February 23, 2017 if the management fees earned by the third party exceed certain thresholds.  We will continue to recognize these incentive payments, if any, as earned.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and liquidations of certain CDOs.

Asset management fees for broadly syndicated loans –Europe represent revenue from a single CLO.  Prior to August 2012, we served as the junior manager of this CLO and we shared management fees evenly with the lead manager.  In August 2012, we became the lead manager (and remained junior manager).  Subsequent to becoming lead manager, we earn all of the management fees related to this CLO which caused the increase in asset management fees for broadly syndicated loans - Europe.

Other

Other asset management revenue increased by $800  to  $1,034 for the three months ended June 30, 2013 from $234 for the three months ended June 30, 2012.

Other asset management revenue increased by $792 primarily due to the acquisition of Star Asia Manager which was effective March 1, 2013.  Prior to such acquisition, we owned 50% of Star Asia Manager and treated the investment as an equity method investment.  See note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $383 to $572 for the three months ended June 30, 2013 from $189 for the three months ended June 30, 2012.

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements stays consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.

Principal Transactions and Other Income

Principal transactions and other income decreased by $2,912 to ($2,623) for the three months ended June 30, 2013, as compared to $289 for the three months ended June 30, 2012.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
Change in fair value of other investments, at fair value	$(4,594)	$(34)	$(4,560)
Dividends, interest, and other income	1,971	323	1,648
Total	$(2,623)	$289	$(2,912)

Change in fair value of other investments, at fair value

Change in fair value of other investments, at fair value decreased by $4,560 to ($4,594) for the three months ended June 30, 2013, as compared to ($34) for the three months ended June 30, 2012.

CHANGE IN FAIR VALUE OF OTHER INVESTMENTS, AT FAIR VALUE
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
EuroDekania	$(354)	(245)	$(109)
Star Asia	(3,201)	181	(3,382)
Tiptree	(657)	52	(709)
Star Asia Special Situations Fund	(73)	-	(73)
Other	(309)	(22)	(287)
Total	$(4,594)	$(34)	$(4,560)

For the periods presented above, the change in fair value of our investment in EuroDekania was primarily the result of the change in the underlying NAV of EuroDekania.

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

CHANGE IN FAIR VALUE OF STAR ASIA
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
Foreign Exchange	$(1,999)	$1,635	$(3,634)
Underlying investment values, net	(1,202)	(1,454)	252
Total	$(3,201)	$181	$(3,382)

Foreign exchange: This line item represents the impact to fair value of our investment in Star Asia from currency fluctuations. This is because Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. Accordingly, we are exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar. From time to time, we may seek to minimize this risk by entering into a Japanese Yen hedge. However, our hedging activities could negatively impact our liquidity. That is, the hedge itself settles in cash on a periodic basis while our investment in Star Asia is comparatively illiquid. Therefore, we continuously consider the appropriate level for the Japanese Yen hedge, especially considering our overall corporate liquidity position. We may or may not enter into hedges in the future based on our corporate liquidity. Any un-hedged portion of our investment in Star Asia will continue to be exposed to currency fluctuations.

As of June 30, 2013, our long exposure to the Japanese Yen was 3.4 billion Japanese Yen. Our Japanese Yen hedge was 1.3 billion Japanese Yen.  The spot rate of the U.S. Dollar to Japanese Yen was $99.14 as of June 30, 2013, which means our un-hedged portion of Star Asia was $21.7 million. As of June 30, 2012, our long exposure to the Japanese Yen was 3.6 billion Japanese Yen. Our Japanese Yen hedge was 1.0 billion Japanese Yen.  The spot rate of U.S. Dollar to Japanese Yen was $79.79 as of June 30, 2012, which means our un-hedged portion of Star Asia was $33.2 million.

Underlying investment values: This line item represents the impact to the fair value of our investment in Star Asia from changes in the underlying net investment values of Star Asia’s investments, net of debt, exclusive of the impact of foreign currency changes.

Effective June 30, 2013, we changed the way we calculate the fair value of our investment in Tiptree.  Previously, we carried our investment at the underlying NAV of the fund.  However, Tiptree recently completed a reorganization.  As a result of the reorganization, our investment in Tiptree can be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events like stock dividends or stock splits).  Tiptree Financial Inc. is publicly traded over the counter.  Therefore, beginning June 30, 2013, we calculate the fair value of our investment in Tiptree by using the closing over the counter price for Tiptree Financial Inc. and adjusting for the exchange ratio.  The decline in the fair value of our investment was primarily due to this change in method of calculating the fair value of our investment.

In December 2012, we made an investment in the Star Asia Special Situations Fund. We carry our investment in the Star Asia Special Situations Fund at the NAV of the underlying fund.

The change in other investments of $288 was comprised (i) a net decrease of $328 related to currency hedges; (ii) a net increase of $40 related to other miscellaneous investments.

Dividends, interest, and other

Dividends, interest, and other increased by $1,648 to $1,971 for the three months ended June 30, 2013, as compared to $323 for the three months ended June 30, 2012. Prior the Merger, AFN had entered into an arrangement whereby it guaranteed a portion of a particular loan that was owned by the Alesco XIV securitization.  This arrangement was accounted for as a guarantee and we recorded a liability of $1,084 at the Merger Date.  In May 2013, the underlying loan was paid off in full by the borrower.  As a result our guarantee was extinguished.  We recorded other revenue of $1,084 in the second quarter of 2013 and wrote off the liability.  See note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  The remaining increase in dividends interest and other was comprised of: (i) $150 increase from our revenue share arrangement with Strategos Capital Management LLC; (ii) $306 increase in dividend income related to EuroDekania; and (iii) $108 increase related to foreign currency gains and other miscellaneous items.

Operating Expenses

Operating expenses decreased by $4,575, or 19%, to $19,632 for the three months ended June 30, 2013 from $24,207 for the three months ended June 30, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $4,532 in compensation and benefits; (ii) an increase of $111 in business development, occupancy, and equipment; (iii) a decrease of $550 in subscriptions, clearing, and execution; (iv) an increase of $380 of professional fee and other operating; and (v) an increase of $16 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $4,532, or 27%, to $12,521 for the three months ended June 30, 2013 from $17,053 for the three months ended June 30, 2012.

COMPENSATION AND BENEFITS
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
Cash compensation and benefits	$12,096	$15,633	$(3,537)
Equity-based compensation	425	1,420	(995)
Total	$12,521	$17,053	$(4,532)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. Cash compensation and benefits decreased by $3,537 to $12,096 for the three months ended June 30, 2013, from $15,633 for the three months ended June 30, 2012.  This decrease was primarily a result of a decrease in incentive compensation which is tied to revenue and operating profitability. Our total headcount decreased from 216 at June 30, 2012 to 204 at June 30, 2013.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $995 to $425 for the three months ended June 30, 2013 from $1,420 for the three months ended June 30, 2012.  There were three major components of this change:

EQUITY BASED COMPENSATION
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
Michael T. Hutchins and John P. Costas	$-	$496	$(496)
Reversals of previously recognized expense	(16)	(470)	454
Other equity compensation, net	441	1,394	(953)
Total	$425	$1,420	$(995)

First, in the three months ended June 30, 2012, we recognized equity based compensation of $496 related to equity based grants to Mr. Michael T. Hutchins and Mr. John P. Costas.  The grants to Mr. Hutchins and Mr. Costas were subsequently forfeited in July 2012. Second, we recognized $454 more in reversals of equity compensation expense in the three months ended June 30, 2012 as compared to the three months ended June 30, 2013 due to forfeitures and employees not meeting their performance targets.  Finally, we recognized a reduction in other equity compensation expense of $953 primarily as a result of employee grants becoming fully vested or forfeited after June 30, 2012, net of new grants after June 30, 2012.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $111, or 9%, to $1,387 for the three months ended June 30, 2013 from $1,276 for the three months ended June 30, 2012. The increase was primarily due to an increase in technology support expenditures of $180; partially offset by other decreases primarily in business development expenses.  As part of our cost savings measures, we terminated a significant portion of our in house information technology staff and outsourced those services to third party providers.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $550, or 19%, to $2,349 for the three months ended June 30, 2013 from $2,899 for the three months ended June 30, 2012. The decrease was due to a reduction in clearing and execution costs of $196 primarily as a result of lower trading volume and a decrease in subscriptions of $354 as a result of the cost savings measures implemented.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses increased by $380, or 14%, to $3,016 for the three months ended June 30, 2013 from $2,636 for the three months ended June 30, 2012. The increase was the result of an increase in consulting fees of $154 attributable to the use of certain consultants at CCFL.  Prior to August 2012, CCFL was the junior manager of a European CLO.  In August 2012, CCFL became the lead manager and remained the junior manager.  Subsequent to becoming the lead manager, we earn all of the management fees related to this CLO.  The consulting fees are being incurred to assist CCFL in performing its role as lead manager.  The remaining net increase of $226 represented a net increase in legal and professional fees which includes the accruals surrounding outstanding litigation.

Depreciation and Amortization

Depreciation and amortization increased by $16, or 5%, to $359 for the three months ended June 30, 2013 from $343 for the three months ended June 30, 2012. The increase was due to depreciation and amortization related to the acquisition of Star Asia Manager of $85; partially offset by other decreases of $69 related to certain property and equipment that was fully depreciated.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $69, or 6%, to $1,035 for the three months ended June 30, 2013 from $1,104 for the three months ended June 30, 2012. The decrease was comprised of:  (i) a decrease of $136 of interest incurred on the convertible senior notes (comprised of our Old Notes and New Notes) due to repurchases and redemptions of the Old Notes during the six months ended June 30, 2012; (ii) a reduction of $36 of interest incurred on the subordinated notes payable due to repayments and repurchases of these notes subsequent to June 30, 2012; (iii) a reduction of $23 of interest incurred on the junior subordinated notes as a result of the interest rate on one of the two issuances changing from a fixed rate to a lower variable rate beginning in July 31, 2012; partially offset by (iv) a decrease of $67 of interest income related to the reduction in the amount owed to withdrawing partners of PrinceRidge which was recorded in the six months ended June 30, 2012; (v) and increase in interest expense of $55 relating to the amortization of the discount attributable to the payment made by the Company to Sentinel in connection with the Sentinel Litigation; and (vi) $4 of other increases in interest expense.  See notes 4, 12, 13, and 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Other Income (Expense), net

Other income (expense), net was $0 for the three months ended June 30, 2013 as compared to ($4,357) for the three months ended June 30, 2012. For the three months ended June 30, 2012, other income (expense), net represented expense of $4,357 related to the settlement of the Sentinel litigation.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased  by $1,431, or 94% to $95 for the three months ended June 30, 2013 from $1,526 for the three months ended June 30, 2012. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(dollars in thousands)

	June 30, 2013	June 30, 2012	Change
Star Asia Manager	$-	$306	$(306)
Deep Value GP	-	(14)	14
Deep Value GP II	(2)	2	(4)
SAA Manager	86	-	86
Star Asia Capital Management	37	64	(27)
Star Asia Opportunity	1	923	(922)
Star Asia SPV	(27)	245	(272)
Total	$95	$1,526	$(1,431)

See notes 4, 11, and 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense

The income tax expense decreased by $29 to income tax expense of $34 for the three months ended June 30, 2013 from $63 for the three months ended June 30, 2012.  The tax expense realized by us for both periods was primarily the result of taxes incurred at our French subsidiary, Cohen & Compagnie SAS, as well as local level taxes incurred in the United States.  See note 21 to our consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K for a more complete description of the Company’s tax attributes and unrecognized tax benefits.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended June 30, 2013 and 2012 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Three Months Ended June 30, 2013

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(5,781)	$(1,057)	$-	$(6,838)	$-	$(6,838)
Income tax expense	-	(17)	51	34	-	34
Net income / (loss) after tax	(5,781)	(1,040)	(51)	(6,872)	-	(6,872)
Majority owned subsidiary non-controlling interest	-	(12)	-	(12)
Net loss attributable to Operating LLC	(5,781)	(1,028)	(51)	(6,860)
Average effective Operating LLC non-controlling interest (1)%				31.46%
Operating LLC non-controlling interest				(2,158)
Majority owned subsidiary non-controlling interest				(12)
Total non-controlling interest				$(2,170)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Three Months Ended June 30, 2012

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(2,653)	$(452)	$-	$(3,105)	$-	$(3,105)
Income tax expense	-	-	63	63	-	63
Net income / (loss) after tax	(2,653)	(452)	(63)	(3,168)	-	(3,168)
Majority owned subsidiary non-controlling interest	-	(109)	-	(109)
Net loss attributable to Operating LLC	(2,653)	(343)	(63)	(3,059)
Average effective Operating LLC non-controlling interest (1)%				32.07%
Operating LLC non-controlling interest				(981)
Majority owned subsidiary non-controlling interest				(109)
Total non-controlling interest				$(1,090)

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

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our Board of Directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, the Company declared a dividend of $0.02 per quarter, which was paid regularly through the second quarter of 2013. The Company’s Board of Directors has the power to decide to increase, reduce, or eliminate dividends in the future. The Board of Director’s decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our Board of Directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On August 6, 2013, our board of directors declared a cash dividend of $0.02 per share, which will be paid on our common stock on September 4, 2013 to stockholders of record on August 21, 2013. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

Cash Flows

We have four primary uses for capital:

(1) To fund the operations of our Capital Markets business segment: Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading on the firm’s own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines; and (vi) to fund any operating losses incurred.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through June 30, 2013, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of June 30, 2013 and December 31, 2012, we maintained cash and cash equivalents of $9,916 and $14,500, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION
(dollars in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flow from operating activities	$(5,281)	$1,079
Cash flow from investing activities	2,646	5,402
Cash flow from financing activities	(1,774)	(11,712)
Effect of exchange rate on cash	(175)	(46)
Net cash flow	(4,584)	(5,277)
Cash and cash equivalents, beginning	14,500	18,221
Cash and cash equivalents, ending	$9,916	$12,944

             See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2013

As of June 30, 2013, our cash and cash equivalents were $9,916, representing a decrease of $4,584 from December 31, 2012. The decrease was attributable to the cash used by operating activities of $5,281, the cash provided by investing activities of $2,646, the cash used by financing activities of $1,774, and the decrease in cash caused by change in exchange rates of $175.

The cash used by operating activities of $5,281 was comprised of (a) net cash outflows of $8,970 related to working capital fluctuations (b) net cash inflows of  $6,553 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $2,864 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, and depreciation and amortization).

The cash provided by investing activities of $2,646 was comprised of (a) $679 of cash acquired due to the acquisition of Star Asia Manager; (b) $708 of proceeds from sales and returns of principal from other investments, at fair value; (c) $2,881 in distributions received from equity method affiliates (see note 11 to our consolidated financial statements included in Item 1 of Form 10-Q); net of (d) $1,064 of cash used to acquire other investments, at fair value which was comprised of $302 of additional investment in the Star Asia Special Situations Fund and $762 invested in a yen currency hedge; (e) $10 of investment in equity method affiliates and (f) $548 used to purchase furniture, equipment and leasehold improvements.

The cash used in financing activities of $1,774 was comprised of (a) $619 repayment of debt which includes $272 related to the Star Asia Manager note payable and $347 related to our subordinated notes payable; (b) $36 used for the payment of employee tax obligations related to restricted stock vesting; (c) $317 of net redemptions for the redeemable non-controlling interest related to PrinceRidge; (d) $86 of repayments of mandatorily redeemable equity interests related to PrinceRidge; (e) $212 of distributions to non-controlling interests related to the Operating LLC; and (f) $504 in dividends to shareholders of IFMI.

Six Months Ended June 30, 2012

As of June 30, 2012, our cash and cash equivalents were $12,944, representing a net decrease of $5,277 from December 31, 2011. The decrease was attributable to the cash provided by operating activities of $1,079, the cash provided by investing activities of $5,402, and the cash used by financing activities of $11,712, and the decrease in cash caused by change in exchange rates of $46.

The cash provided by operating activities of $1,079 was comprised of (a) net cash outflows of $3,385 related to working capital fluctuations (b)  net cash inflows of $7,657 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a net cash outflows from other earnings items of $3,193 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, and depreciation and amortization).

The cash provided by investing activities of $5,402 was comprised of  (a) cash received of $5,513 from our equity method affiliates, Star Asia Manager, Star Asia SPV, Star Asia Opportunity, and Star Asia Capital Management; (b) cash proceeds from the return of principal of $21 from our investments in certain residential loans and $17 from the sale of a certain residential loan; partially offset by (c) the purchase of additional furniture and leasehold improvements of $42; (d) the investment of $6 in the equity method affiliate Star Asia Capital Management; and (e) the purchase of foreign currency forward contracts for $101.

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

Regulatory Capital Requirements

Three of our majority owned subsidiaries are licensed securities dealers in the United States or the United Kingdom. As broker-dealers, our subsidiaries, JVB and CCPR, are subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2013 were as follows:

MINIMUM NET CAPITAL REQUIREMENTS
(dollars in thousands)
United States	$365
United Kingdom	2,457
$2,822

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2013, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $23,654. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2013 and the twelve months ended December 31, 2012 for receivables under resale agreements and securities sold under agreements to repurchase.

	Six Months Ended June 30, 2013	Twelve Months Ended December 31, 2012
Receivables under resale agreements
Period end	$101,444	$70,110
Monthly average	92,903	168,184
Maximum month end	101,444	262,789
Securities sold under agreements to repurchase
Period end	$103,443	$70,273
Monthly average	93,860	168,277
Maximum month end	103,806	260,084

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

Debt Financing

As of June 30, 2013, we had four sources of debt financing other than securities financing arrangements: (1) contingent convertible senior notes, comprised of the New Notes; (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I; and (3) the Star Asia Manager note payable.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2013	December 31, 2012	Interest Rate Terms		Interest (5)	Maturity
Contingent convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$8,121		$8,087	$8,068	10.50%		10.50%	May 2014 (1)
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(2)	10,435	10,189	4.27%		4.27%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	7,425	7,248	4.42%		4.42%	March 2035
	$48,125		17,860	17,437
Subordinated notes payable	$-		-	342	12.00%	(3)	12.00%	June 2013
Star Asia Manager note payable	$453		453	-	3.02%		3.02%	(4)
Total			$26,400	$25,847

(1)    Represents the holder’s earliest put date and the Company’s earliest redemption date. The contractual maturity for the New Notes is May 2027.

The Company may redeem all or part of the $8,121 aggregate principal amount of the New Notes for cash on or after May 20, 2014, at a redemption price equal to the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes may require the Company to repurchase all or a portion of the New Notes for cash on May 15, 2014; May 15, 2017; and May 15, 2022 for a repurchase price equal to the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes are required to provide notice to the Company of their plan to redeem the New Notes at any time during the 30 days prior to May 15, 2014; May 15, 2017; and May 15, 2022.

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

(3)    Comprised of 9% paid currently and 3% paid in kind. The subordinated note payable was fully repaid in June 2013.

(4)    The Star Asia Manager note payable has no stated maturity date. See description of payment terms below.

(5)    Represents the interest rate as of the last day of the reporting period.

Off-Balance Sheet Arrangements

There were no material off balance sheet arrangements as of June 30, 2013.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2013 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. The New Notes are assumed to be repaid on May 15, 2014, which represents the earliest day that the holders of the New Notes may require us to repurchase the New Notes for cash. The Star Asia Manager note payable is assumed to be repaid on March 31, 2014. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, excluded from the table is an unrecognized tax benefit of $1,231 because we are unable, at this time, to make a reasonably reliable estimate of the period of cash settlement. See note 21 to our consolidated financial statements included in the 2012 Annual Report on Form 10-K for further information about the unrecognized tax benefit.

CONTRACTUAL OBLIGATIONS
As of June 30, 2013
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease arrangements	$6,132	$1,979	$2,946	$902	$305
Maturity of New Notes (1)	8,121	8,121	-	-	-
Interest on New Notes (1)	853	853	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	48,385	2,087	4,173	4,173	37,952
Star Asia Manager note payable (3)	453	453	-	-	-
Interest on Star Asia Manager note payable (3)	2	2	-	-	-
	$112,071	$13,495	$7,119	$5,075	$86,382

(1)   Assumes the New Notes are repurchased on May 15, 2014. Interest includes amounts payable during the period the New Notes are outstanding at an annual rate of 10.50%.

(2)    The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.2731% (based on a 90-day LIBOR rate as of June 30, 2013 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of

4.4231% (based on a 90-day LIBOR rate as of June 30, 2013 plus 4.15%) was used to compute the contractual interest payment in each period noted.

(3)    The interest on the Star Asia Manager note payable is variable. The interest rate of 3.0231% (based on a 90-day LIBOR rate as of the last day of the reporting period plus 2.75%) was used to compute the contractual interest payment in each period noted.

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

In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,  which changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. The amendments require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting.  The amendments also require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.  The amendments in this ASU are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We have investments in the equity securities of investment funds and other non-publicly traded entities that have the attributes of investment companies as currently described in FASB ASC 946-15-2.  We will adopt the provisions of this ASU effective January 1, 2014, and are currently evaluating the effect of the adoption on our consolidated financial position and results of operations.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to the Company’s consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the six months ended June 30, 2013, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or EuroDollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2013, we would incur a loss of $5,173 if the yield curve rises 100 bps across all maturities and a gain of $5,172 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros, an investment fund that is denominated in Japanese Yen, and another permanent capital vehicle that is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2013, our equity price sensitivity was $2,796 and our foreign exchange currency sensitivity was $2,423.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2013, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,851 as of June 30, 2013.

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

In the case of TBA hedging, we also require counterparties to post margin with us in the case of the market value of the underlying TBA trade declining. If the counterparty fails to post margin, we will close out the underlying trade. In the case of TBA hedging, we will sometimes obtain initial margin or a cash deposit from the counterparty which serves a purpose similar to the haircut as an additional buffer against losses. However, some of our TBA hedging activities are done without initial margin or cash deposits.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 17 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

Item  1A.      Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, which could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Other than as set forth below, there have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2012, as amended.

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

The transactions contemplated by the securities purchase agreements with Mead Park Capital and CBF are subject to several conditions, including shareholder approvals. We cannot predict whether the closing conditions set forth in each of the securities purchase agreement will be satisfied, and the transactions may be delayed or even abandoned before completion if certain events occur. If any closing condition is not satisfied or, if permissible, waived, the transactions contemplated by the securities purchase agreements will not be completed.

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

Item  2.        Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Dollar
				Value
				of Shares
	Total		Total Number of	that May Yet be
	Number of	Average	Shares Purchased	Purchased Under
	Shares	Price	as Part of	the
	Purchased	Paid Per	Publicly Announced	Plans or
Period	(1)	Share	Plans or Programs	Program (2)
April 1, 2013 to April 30, 2013	-	$-	-	$45,815,766
May 1, 2013 to May 31, 2013	-	-	-	45,815,766
June 1, 2013 to June 30, 2013	14,438	2.52	-	45,815,766
Total	14,438	$2.52	-

1)

We repurchased an aggregate of 14,438 shares other than as part of a publicly announced plan or program.  We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock.

2)

On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions.  The repurchase plan was publicly announced on August 7, 2007.

Effective January 1, 2010, the Company ceased to qualify as a REIT and, therefore, is not required to make any dividends or other distributions to its stockholders. However, the Company’s Board of Directors has the power to decide to increase, reduce, or eliminate dividends in the future. The Board of Director’s decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six Months Ended June 30, 2013 and 2012, (iii) the Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2013, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.**

*        Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**        Filed herewith.

***      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ DANIEL G. COHEN

Daniel G. Cohen
Date: August 6, 2013		Chairman of the Board and Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: August 6, 2013		Executive Vice President, Chief Financial Officer and Treasurer