Form 10-Q
period 2013-09-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2013-11-04
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 29, 2013, there were 14,959,809 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in “Item 1A—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•benefits, results, cost reductions and synergies resulting from the Company’s business combinations;

•  integration of operations;

•business strategies;

•  growth opportunities;

•competitive position;

•  market outlook;

•expected financial position;

•  expected results of operations;

•future cash flows;

•  financing plans;

•plans and objectives of management;

•  tax treatment of business combinations;

•the Company’s planned consolidation of two of its broker-dealer subsidiaries;

•fair value of assets; and

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2013
	(unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$22,313	$14,500
Receivables from brokers, dealers and clearing agencies	15,481	12,253
Due from related parties	923	452
Other receivables	3,561	8,488
Investments-trading	85,582	176,139
Other investments, at fair value	29,008	38,323
Receivables under resale agreements	94,867	70,110
Goodwill	11,113	11,113
Other assets	11,098	9,623
Total assets	$273,946	$341,001

Liabilities

Payables to brokers, dealers and clearing agencies	$5,406	$96,211
Accounts payable and other liabilities	6,201	13,080
Accrued compensation	5,117	8,203
Trading securities sold, not yet purchased	53,332	44,167
Securities sold under agreement to repurchase	94,856	70,273
Deferred income taxes	6,306	6,603
Debt	34,590	25,847
Total liabilities	205,808	264,384

Commitments and contingencies (See Note 17)

Temporary Equity:
Redeemable non-controlling interest	535	829

Permanent Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized: Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 14,961,637 and 11,552,551 shares issued and outstanding, respectively, including 669,304 and 757,826 unvested restricted share awards, respectively	14	11
Additional paid-in capital	73,749	64,829
Accumulated other comprehensive loss	(675)	(495)
Accumulated deficit	(17,433)	(7,370)
Total stockholders' equity	55,660	56,980
Non-controlling interest	11,943	18,808

Total permanent equity	67,603	75,788
Total liabilities and equity	$273,946	$341,001

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Net trading	$7,824	$13,669	$32,513	$51,311
Asset management	4,644	8,465	13,561	18,010
New issue and advisory	3,692	1,758	5,259	3,024
Principal transactions and other income	1,926	4,174	(5,487)	(482)
Total revenues	18,086	28,066	45,846	71,863

Operating expenses
Compensation and benefits	11,529	16,484	37,547	49,811
Business development, occupancy, equipment	1,429	1,520	4,271	3,970
Subscriptions, clearing, and execution	2,495	2,602	7,161	8,574
Professional fee and other operating	3,436	4,015	9,971	9,702
Depreciation and amortization	367	289	1,036	1,023
Total operating expenses	19,256	24,910	59,986	73,080

Operating income / (loss)	(1,170)	3,156	(14,140)	(1,217)

Non-operating income / (expense)

Interest expense, net	(1,047)	(868)	(3,111)	(3,187)
Other income / (expense)	-	83	-	(4,271)
Income / (loss) from equity method affiliates	101	647	1,715	2,689
Income / (loss) before income tax expense / (benefit)	(2,116)	3,018	(15,536)	(5,986)
Income tax expense / (benefit)	(1,807)	54	(1,761)	108
Net income / (loss)	(309)	2,964	(13,775)	(6,094)
Less: Net / (loss) income attributable to the non-controlling interest	(205)	956	(4,469)	(2,165)
Net income / (loss) attributable to IFMI	$(104)	$2,008	$(9,306)	$(3,929)

Income / (loss) per share data (see Note 16):
Basic Income / (loss) per common share	$(0.01)	$0.19	$(0.80)	$(0.37)
Weighted average shares outstanding-basic	11,875,950	10,849,220	11,628,392	10,683,076
Income / (loss) per common share-diluted:
Diluted Income / (loss) per common share	$(0.01)	$0.18	$(0.80)	$(0.37)
Weighted average shares outstanding-diluted	17,200,040	16,176,898	16,952,482	15,935,078

Dividends declared per common share	$0.02	$0.02	$0.06	$0.06

Comprehensive income / (loss):
Net income / (loss) (from above)	$(309)	$2,964	$(13,775)	$(6,094)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	273	237	(87)	197
Other comprehensive income / (loss), net of tax of $0	273	237	(87)	197
Comprehensive income / (loss)	(36)	3,201	(13,862)	(5,897)
Less: comprehensive income / (loss) attributable to the non-controlling interest	(121)	1,033	(4,500)	(2,118)
Comprehensive income / (loss) attributable to IFMI	$85	$2,168	$(9,362)	$(3,779)

                                          See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Permanent Equity	Redeemable Non-controlling Interest (Temporary Equity)
December 31, 2012	$5	$11	$64,829	$(7,370)	$(495)	$56,980	$18,808	$75,788	$829
Net loss	-	-	-	(9,306)	-	(9,306)	(4,461)	(13,767)	(8)
Other comprehensive income/ (loss) (1)	-	-	-	-	(56)	(56)	(31)	(87)	-
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	2,705	-	(124)	2,581	(2,581)	-	-
Shares issued in connection with private placement, net	-	2	5,071	-	-	5,073	-	5,073	-
Equity-based compensation and vesting of shares	-	1	1,186	-	-	1,187	544	1,731	31
Shares withheld for employee taxes	-	-	(42)	-	-	(42)	(18)	(60)	-
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	(317)
Dividends/Distributions	-	-	-	(757)	-	(757)	(318)	(1,075)	-
September 30, 2013	$5	$14	$73,749	$(17,433)	$(675)	$55,660	$11,943	$67,603	$535

(1)	Represents foreign currency translation adjustment. There were no amounts reclassified from accumulated other comprehensive income / (loss).

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income (loss)	$(13,775)	$(6,094)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Other (income) / expense	-	(86)
Equity-based compensation	1,761	434
Realized loss / (gain) on other investments	(602)	(1,407)
Change in unrealized (gain) loss on other investments, at fair value	9,316	3,245
Depreciation and amortization	1,036	1,023
(Income) / loss from equity method affiliates	(1,715)	(2,689)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	3,675	(1,310)
(Increase) decrease in investments-trading	90,557	(80,308)
(Increase) decrease in other assets	(1,216)	142
(Increase) decrease in receivables under resale agreement	(24,757)	(23,061)
Change in receivables from / payables to related parties, net	(213)	(18)
Increase (decrease) in accrued compensation	(3,091)	1,396
Increase (decrease) in accounts payable and other liabilities	(6,181)	(2,251)
Increase (decrease) in trading securities sold, not yet purchased, net	9,165	(43,813)
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	(94,032)	145,756
Increase (decrease) in securities sold under agreement to repurchase	24,583	18,303
Increase (decrease) in deferred income taxes	(297)	414
Net cash provided by (used in) operating activities	(5,786)	9,676
Investing activities
Cash acquired from acquisition of Star Asia Manager, net	679	-
Purchase of other investments, at fair value	(1,064)	(290)
Sales and returns of principal of other investments, at fair value	1,666	48
Sales of cost method investment	-	1,937
Investment in equity method affiliates	(10)	(4,706)
Return from equity method affiliates	2,888	7,325
Purchase of furniture, equipment, and leasehold improvements	(726)	(101)
Net cash provided by (used in) investing activities	3,433	4,213
Financing activities
Proceeds from issuance of convertible debt	8,248	-
Repayment and repurchase of debt	(907)	(11,446)
Payments for deferred issuance and financing costs	(638)	-
Proceeds from private placement, net of offering costs of $425	5,073	-
Cash used to net share settle equity awards	(60)	(3)
PrinceRidge non-controlling interest redemptions, net	(317)	(6,152)
PrinceRidge mandatorily redeemable equity interest repayments	(86)	(790)
IFMI non-controlling interest distributions	(318)	(315)
IFMI dividends	(737)	(646)
Net cash provided by (used in) financing activities	10,258	(19,352)
Effect of exchange rate on cash	(92)	118
Net increase (decrease) in cash and cash equivalents	7,813	(5,345)

Cash and cash equivalents, beginning of period	14,500	18,221
Cash and cash equivalents, end of period	$22,313	$12,876

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in credit related fixed income investments. As of September 30, 2013, the Company had $5.7 billion in assets under management (“AUM”) of which 94% or $5.4 billion, was in collateralized debt obligations (“CDOs”).

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

•new issue and advisory revenue comprised primarily of (i) origination fees for corporate debt issues originated by the Company; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging and placing the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management:

•  asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle; and incentive management fees earned based on the performance of the various Investment Vehicles;

•  income or loss from equity method affiliates;

Principal Investing:

•gains and losses (unrealized and realized) and income and expense earned on securities (primarily on investments in Investment Vehicles the Company manages) classified as other investments, at fair value; and

•  income or loss from equity method affiliates.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim months periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of September 30, 2013 and December 31, 2012, the fair value of the Company’s debt was estimated to be $45.1 million and $34.6 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits.  This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  The Company will adopt the ASU on January 1, 2014, and is currently evaluating the effect of the adoption on the Company’s consolidated statements.

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

(1)The purchase price represents the cash paid to Mercury of $425; the note payable to Mercury of $725; and the Company’s equity method investment immediately prior to the Star Asia Manager Repurchase Transaction. For purposes of the provisional amounts, the Company has assumed the carrying value of the Company’s equity method investment immediately prior to the Star Asia Manager Repurchase Transaction approximated fair value. As with all provisional purchase accounting amounts, this is subject to adjustment during the measurement period.

(2)For purposes of the provisional purchase accounting, the Company determined that the excess of the purchase price over the net fair value of tangible assets acquired should entirely be allocated to an intangible asset representing the value of Star Asia Manager’s investment management contract with Star Asia. The Company treated the estimated value as an intangible asset with a finite life. The Company will amortize the intangible asset using the straight-line method over the estimated economic life of the asset of 1.3 years. The intangible asset was allocated to the Asset Management business segment. See note 18. As with all provisional purchase accounting amounts, this is subject to adjustment during the measurement period.

For the nine months ended September 30, 2013, Star Asia Manager (since its acquisition on March 1, 2013) has contributed $1,812 in revenue and $1,019 in net income to the Company.  The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2012:

	Pro Forma
	Nine Months Ended
	September 30,
	2013	2012
	(dollars in thousands)
Revenue	$46,426	$74,772
Earnings (loss) attributable to IFMI	$(9,326)	$(3,512)

Investments by Mead Park Capital and EBC 2013 Family Trust (“EBC”)

On May 9, 2013, the Company entered into definitive agreements (the “definitive agreements” with Mead Park Capital Partners LLC (“Mead Park Capital”) and CBF (an entity owned solely by Daniel G. Cohen), the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL), pursuant to which each committed to make investments in the Company, totaling $13,746 in the aggregate. Mead Park Capital is a vehicle advised by Mead Park Advisors LLC (“Mead Park”) (a registered investment advisor) and is controlled by Jack J. DiMaio, Jr., Chief Executive Officer and founder of Mead Park and Chairman of the Company’s Board of Directors. The investment and related actions were unanimously approved by the Company’s Board of Directors (with Daniel G. Cohen abstaining) following the recommendation of the Board’s Special Committee of the Board of Directors, which was formed in connection with the transaction and was comprised of three of the Company’s independent directors. The Company obtained shareholder approval of the share issuances contemplated by the definitive agreements at the Company’s 2013 Annual Meeting of Stockholders on September 24, 2013.

In connection with the closing of the transactions contemplated by the definitive agreements, on September 25, 2013, Mead Park Capital purchased 1,949,167 shares of the Company’s common stock and EBC, as assignee of CBF, purchased 800,000 shares of the Company’s common stock, in each case, at $2.00 per share for a combined investment of $5,498. Mead Park Capital also purchased convertible senior promissory notes in the aggregate principal amount of $5,848, which are convertible in accordance with the terms of the note into 1,949,167 shares at $3.00 per share. In addition, EBC, as assignee of CBF, purchased a convertible senior promissory note in the aggregate principal amount of $2,400, which is convertible into 800,000 shares at $3.00 per share.  Daniel G. Cohen is a trustee of EBC. The convertible notes issued under the definitive agreements and described above (the “8.0% Convertible Notes”) have an 8.0% annual interest rate and will mature on September 25, 2018.   See note 12 for a discussion about the 8.0% Convertible Notes.

In connection with the transactions contemplated by the definitive agreements, on May 9, 2013, the Company’s Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”) in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry forwards (the “deferred tax assets”) to reduce potential future federal income tax obligations. The Company’s Board of Directors authorized and declared a dividend distribution of one right for each share of the Company’s common stock outstanding at the close of business on May 20, 2013.  Each right entitles the registered holder to purchase from the Company one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock at an exercise price of $100.00 per one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, subject to adjustment.

The rights will become exercisable following (i) the 10th day after a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 4.95% or more of the Company’s common stock or (ii) the 10th business day following the commencement of a tender offer or exchange offer that would result in a person or group having ownership of 4.95% or more of the Company’s common stock.

The Rights Agreement has no voting privileges and will expire on the earliest of (i) the close of business on October 1, 2016, (ii) the time at which the rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code or any successor statute if the Company’s Board of Directors determines that the Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits, and (v) the beginning of the taxable year of the Company to which the Company’s Board of Directors determines that certain tax benefits may not be carried forward.

No rights were exercisable at September 30, 2013. There was no impact to the Company’s financial results as a result of the adoption of the Rights Agreements. The terms and the conditions of the rights are set forth in the Section 382 Rights Agreement attached as Exhibit 4.1 to the IFMI’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2013.

In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements, Mr. DiMaio and Christopher Ricciardi, a partner in Mead Park and the former President of the Company, were elected to the Company’s Board of

Directors. Mr. DiMaio was also named Chairman of the Company’s Board of Directors and Mr. Cohen was named Vice Chairman of the Company’s Board of Directors. In addition, the Company’s Board of Directors was reduced from ten to eight members.

In June 2013, the Company appointed Lester Brafman as President of the Company. In September 2013, the Company appointed Mr. Brafman as the Chief Executive Officer of the Company. In September 2013, Mr. Cohen transitioned his role as Chief Executive Officer and Chief Investment Officer of the Company, to serve as President and Chief Executive Officer of the Company’s European Business and President of CCFL.

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at September 30, 2013 and December 31, 2012, respectively.

RECEIVABLES FROM BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2013	December 31, 2012
Deposits with clearing organizations	$1,417	$1,516
Unsettled regular way trades, net	13,111	9,653
Receivable from clearing organizations	953	1,084
Receivables from brokers, dealers, and clearing agencies	$15,481	$12,253

Receivable from clearing organizations represents un-invested cash held by the clearing organization, which includes cash proceeds from short sales.

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at September 30, 2013 and December 31, 2012, respectively.

PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2013	December 31, 2012
Margin payable	$5,406	$96,211
Payables to brokers, dealers, and clearing agencies	$5,406	$96,211

Securities transactions are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. The Company incurred interest on margin payable of $752 and $1,128 for the nine months ended September 30, 2013 and 2012, respectively, and $233 and $297 for the three months ended September 30, 2013 and 2012, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS - TRADING
(Dollars in Thousands)

	September 30, 2013	December 31, 2012
U.S. government agency MBS and CMOs (1)	$9,063	$34,592
U.S. government agency debt securities	3,517	21,066
RMBS	2,935	583
CMBS	300	12
U.S. Treasury securities	182	147
Interests in securitizations (2)	344	352
SBA loans	29,272	15,705
Corporate bonds and redeemable preferred stock	27,241	56,022
Foreign government bonds	111	448
Municipal bonds	9,169	37,745
Exchange traded funds	6	-
Certificates of deposit	3,192	8,934
Equity securities	250	533
Investments-trading	$85,582	$176,139

 (1)Includes TBAs. See note 8.

(2)Primarily comprised of CDOs, CLOs, and ABS.

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2013	December 31, 2012
U.S. government agency MBS (1)	$740	$13
U.S. Treasury securities	33,265	19,722
RMBS	35	-
SBA loans	437	-
Corporate bonds and redeemable preferred stock	12,361	21,976
Foreign government bonds	8	-
Municipal bonds	120	128
Certificates of deposit	6,366	2,325
Equity securities	-	3
Trading securities sold, not yet purchased	$53,332	$44,167

 (1)Represents TBAs. See note 8.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) in the amount of $1,141 and $  (611) for the nine months ended September 30, 2013 and 2012, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	September 30, 2013
	Cost	Carrying Value	Unrealized Gain(Loss)
Interests in securitizations (1)	$217	$37	$(180)
Equity Securities:
EuroDekania	7,807	2,275	(5,532)
Star Asia	23,304	21,118	(2,186)
Star Asia Special Situations Fund	1,964	3,203	1,239
Tiptree	5,561	2,317	(3,244)
Other securities	176	37	(139)
Total equity securities	38,812	28,950	(9,862)
Residential loans	163	292	129
Foreign currency forward contracts	-	(271)	(271)
Other investments, at fair value	$39,192	$29,008	$(10,184)

	December 31, 2012
	Cost	Carrying Value	Unrealized Gain(Loss)
Interests in securitizations (1)	$217	$77	$(140)
Equity Securities:
EuroDekania	7,807	2,054	(5,753)
Star Asia	23,304	30,169	6,865
Star Asia Special Situations Fund	1,841	2,503	662
Tiptree	5,561	2,834	(2,727)
Other securities	232	431	199
Total equity securities	38,745	37,991	(754)
Residential loans	230	255	25
Other investments, at fair value	$39,192	$38,323	$(869)

(1)Represents an interest in a CDO.

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

•in general, securities that would otherwise qualify for available for sale treatment;

•  in general, investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies); and

•  in general, investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $8,714 and $3,525 related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2013 and 2012, respectively. The Company recognized net gains of $1,279 and $1,683 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2013 and 2012, respectively.

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

Level  1Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level  2Financial assets and liabilities whose values are based on one or more of the following:

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

Level  3Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during the three and nine months ended September 30, 2013 and 2012. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2013
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$9,063	$-	$9,063	$-
U.S. government agency debt securities	3,517	3	3,514	-
RMBS	2,935	-	2,935	-
CMBS	300	-	300	-
U.S. Treasury securities	182	182	-	-
Interests in securitizations (1)	344	-	140	204
SBA loans	29,272	-	28,996	276
Corporate bonds and redeemable preferred stock	27,241	2,623	24,618	-
Foreign government bonds	111	-	111	-
Municipal bonds	9,169	-	9,169	-
Exchange traded funds	6	6	-	-
Certificates of deposit	3,192	-	3,192	-
Equity securities	250	143	107	-
Total investments - trading	$85,582	$2,957	$82,145	$480

Other investments, at fair value
EuroDekania (2)	$2,275	$-	$-	$2,275
Star Asia (3)	21,118	-	-	21,118
Tiptree (4)	2,317	-	2,317	-
Star Asia Special Situations Fund (3)	3,203	-	-	3,203
Other equity securities	37	24	13	-
Interests in securitizations (1)	37	-	-	37
Residential loans	292	-	292	-
Foreign currency forward contracts	(271)	(271)	-	-
Total other investments, at fair value	$29,008	$(247)	$2,622	$26,633

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$740	$-	$740	$-
U.S. Treasury securities	33,265	33,265	-	-
RMBS	35	-	35	-
SBA loans	437	-	437	-
Corporate bonds and redeemable preferred stock	12,361	247	12,114	-
Foreign government bonds	8	-	8	-
Municipal bonds	120	-	120	-
Certificates of deposit	6,366	-	6,366	-
Total trading securities sold, not yet purchased	$53,332	$33,512	$19,820	$-

(1)Primarily comprised of CDOs, CLOs, and ABS.

(2)Hybrid Securities Fund—European.

(3)Real Estate Fund—Asian.

(4)Diversified Fund.

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

(1)Primarily comprised of CDOs, CLOs, and ABS.

(2)Hybrid Securities Fund—European.

(3)Real Estate Fund—Asian.

(4)Diversified Fund.

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

SBA Loans: SBA loans include loans and SBA interest only strips.  In the case of loans, the Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices, internal valuation models using observable inputs, or market price quotations from third party pricing services. The Company generally classifies these investments within level 2 of the valuation hierarchy. These valuations are based on a market approach. SBA interest only strips do not trade in an active market with readily available prices. Accordingly, the Company generally uses valuation models to determine fair value and classifies the fair value of the SBA interest only strips within level 3 of the valuation hierarchy.

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

Prior to the second quarter of 2013, the Company carried its investment in Tiptree based on the underlying net asset value per share of the fund in accordance with the “practical expedient” provisions discussed above and the Company classified the fair value estimate within level 3 of the valuation hierarchy.  Beginning with the second quarter of 2013, the Company changed the way it calculates the fair value of its investment in Tiptree.  During the second quarter of 2013, Tiptree completed a reorganization. As a result of that reorganization, the Company’s investment in Tiptree can be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events, such as stock dividends or stock splits).  Tiptree Financial, Inc. is publicly traded over the counter.  Therefore, beginning with the second quarter of 2013, the Company has calculated the fair value of its investment in Tiptree by using the closing over the counter price for Tiptree Financial, Inc. and adjusting for the exchange ratio.  Based on this pricing methodology, the Company began classifying the fair value of its investment in Tiptree as level 2 within the valuation hierarchy during the second quarter of 2013.

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

The Company used discount rates of 7.26% and 6.82% as of September 30, 2013 and December 31, 2012, respectively, in determining the fair value of Star Asia’s subordinated debt securities. If the Company had used Star Asia’s unadjusted NAV, rather than the Company’s financial model described above in determining the fair value of the Company’s investment in Star Asia, the Company would have recorded its investment in Star Asia at a value of $39,998 and $31,907 as of December 31, 2012 and September 30, 2013, respectively, as compared to the fair value as determined by the Company’s internal valuation model of $30,169, and $21,118 as of December 31, 2012 and September 30, 2013, respectively.

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

LEVEL 3 INPUTS
Nine Months Ended September 30, 2013
(Dollars in Thousands)

	December 31, 2012	Net trading	Principal transactions and other income	Transfers out of Level 3	Purchases	Sales	September 30, 2013	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
Interests in securitizations (2)	$295	$62	$-	$-	$-	$(153)	$204	$(92)
SBA loans	-	239	-	-	37	-	276	239
Total investments-trading	$295	$301	$-	$-	$37	$(153)	$480	$147

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$2,054	$-	$221	$-	$-	$-	$2,275	$221
Star Asia (4)	30,169	-	(9,051)	-	-	-	21,118	(9,051)
Tiptree (5)	2,834	-	-	(2,834)	-	-	-	-
Star Asia Japan Special Situations Fund (4)	2,503	-	577	-	302	(179)	3,203	577
Total equity securities	37,560	-	(8,253)	(2,834)	302	(179)	26,596	(8,253)
Interest in securitizations (2)	77	-	(40)	-	-	-	37	(40)
Total other investments, fair value	$37,637	$-	$(8,293)	$(2,834)	$302	$(179)	$26,633	$(8,293)

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Primarily comprised of CDOs, CLOs, and ABS.

(3)Hybrid Securities Funds—European.

(4)Real Estate Funds—Asian.

(5)Diversified Fund.

LEVEL 3 INPUTS
Nine Months Ended September 30, 2012
(Dollars in Thousands)

	December 31, 2011	Net trading	Principal transactions and other income	Transfers out of Level 3	Purchases	Sales	September 30, 2012	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
RMBS	$4,932	$17	$-	$-	$171	$(5,120)	$-	$-
Interests in securitizations (2)	221	53	-	-	2,861	(2,203)	932	74
Equity securities	35	(104)	-	-	126	-	57	(104)
Total investments-trading	$5,188	$(34)	$-	$-	$3,158	$(7,323)	$989	$(30)

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$2,370	$-	$1	$-	$-	$-	$2,371	$1
Star Asia (4)	37,358	-	(3,433)	-	-	-	33,925	(3,433)
Tiptree (5)	2,533	-	222	-	-	-	2,755	222
Other	132	-	(41)	-	-	-	91	(41)
Total equity securities	42,393	-	(3,251)	-	-	-	39,142	(3,251)
Interest in securitizations (2)	88	-	6	-	-	-	94	6
Residential loans	267	-	-	(267)	-	-	-	-
Total other investments, fair value	$42,748	$-	$(3,245)	$(267)	$-	$-	$39,236	$(3,245)

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Primarily comprised of CDOs, CLOs, and ABS.

(3)Hybrid Securities Funds—European.

(4)Real Estate Funds—Asian.

(5)Diversified Fund.

LEVEL 3 INPUTS
Three Months Ended September 30, 2013
(Dollars in Thousands)

	June 30, 2013	Net trading	Principal transactions and other income	Transfers out of Level 3	Purchases	Sales	September 30, 2013	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
Interests in securitizations (2)	$221	$26	$-	$-	$-	$(43)	$204	$(18)
SBA loans	-	239	-	-	37	-	276	239
Total investments-trading	$221	$265	$-	$-	$37	$(43)	$480	$221

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$2,040	$-	$235	$-	$-	$-	$2,275	$235
Star Asia (4)	20,935	-	183	-	-	-	21,118	183
Star Asia Japan Special Situations Fund (4)	2,775	-	607	-	-	(179)	3,203	607
Total equity securities	25,750	-	1,025	-	-	(179)	26,596	1,025
Interest in securitizations (2)	58	-	(21)	-	-	-	37	(21)
Total other investments, fair value	$25,808	$-	$1,004	$-	$-	$(179)	$26,633	$1,004

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Primarily comprised of CDOs, CLOs, and ABS.

(3)Hybrid Securities Funds—European.

(4)Real Estate Funds—Asian.

(5)Diversified Fund.

LEVEL 3 INPUTS
Three Months Ended September 30, 2012
(Dollars in Thousands)

	June 30, 2012	Net trading	Principal transactions and other income	Transfers out of Level 3	Purchases	Sales	September 30, 2012	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
Interests in securitizations (2)	$185	$111	$-	$-	$636	$-	$932	$111
Equity securities	63	(6)	-	-	-	-	57	(6)
Total investments-trading	$248	$105	$-	$-	$636	$-	$989	$105

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$2,103	$-	$268	$-	$-	$-	$2,371	$268
Star Asia (4)	32,299	-	1,626	-	-	-	33,925	1,626
Tiptree (5)	2,703	-	52	-	-	-	2,755	52
Other	88	-	3	-	-	-	91	3
Total equity securities	37,193	-	1,949	-	-	-	39,142	1,949
Interest in securitizations (2)	97	-	(3)	-	-	-	94	(3)
Total other investments, fair value	$37,290	$-	$1,946	$-	$-	$-	$39,236	$1,946

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Primarily comprised of CDOs, CLOs, and ABS.

(3)Hybrid Securities Funds—European.

(4)Real Estate Funds—Asian.

(5)Diversified Fund.

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

Investments-trading: During the nine and three months ended September 30, 2013, there were no transfers into or out of level 3 of the valuation hierarchy.  During the nine and three months ended September 30, 2012, there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value: During the nine months ended September 30, 2013, the Company transferred $2,834 of its investment in Tiptree from level 3 to level 2 of the valuation hierarchy. During the nine months ended September 30, 2012, the Company transferred $267 of residential loans from level 3 to level 2 of the valuation hierarchy.  During the three months ended September 30, 2013 and 2012, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following table provides the quantitative information about level 3 fair value measurements as of September 30, 2013 and December 31, 2012, respectively:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	September 30, 2013	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
Star Asia	$21,118	Adjusted NAV	Discount rate	7.26%	7.26%
on debt

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2012	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
Star Asia	$30,169	Adjusted NAV	Discount rate	6.82%	6.82%
on debt

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•Equity investments in investment funds and other non-publicly traded entities.

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

Investments in Certain Entities That Calculate Net Asset Value Per Share (Or Its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value
	September 30, 2013
	(dollars in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,275	N/A	N/A	N/A
Star Asia (b)	21,118	N/A	N/A	N/A
Tiptree (c)	2,317	N/A	N/A	N/A
Star Asia Special Situations Fund (d)	3,203	N/A	N/A	N/A
	$28,913

	Fair Value
	December 31, 2012
	(dollars in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,054	N/A	N/A	N/A
Star Asia (b)	30,169	N/A	N/A	N/A
Tiptree (c)	2,834	N/A	N/A	N/A
Star Asia Special Situations Fund (d)	2,503	$321	N/A	N/A
	$37,560

N/A – Not applicable.

(a)EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

(b)Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using an internal valuation model that uses a market approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $31,907 as of September 30, 2013 and $39,998 as of December 31, 2012.

(c)The investment strategy of Tiptree is focused on investing in (a) specialty finance companies; (b) alternative asset management companies; and (c) diversified credit assets and related equity interests. Tiptree primarily seeks to acquire majority ownership interests in its investees. Prior to June 30, 2013, the fair value of this investment had been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. Beginning with the second quarter of 2013, the Company calculates the fair value of its investment in Tiptree by using the closing over the counter price for Tiptree Financial, Inc. and adjusting for the exchange ratio.  As of September 30, 2013 and December 31, 2012, the Company owned approximately 1% of Tiptree.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2013, the Company had outstanding foreign currency forward contracts with a notional amount of 1.25 billion Japanese Yen. As of December 31, 2012, the Company had no outstanding foreign currency forward contracts.

TBAs

The Company trades U.S. government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2013, the Company had open TBA sale agreements in the notional amount of $60,736 and open TBA purchase agreements in the notional amount of $55,692. At December 31, 2012, the Company had open TBA sale agreements in the notional amount of $40,125 and open TBA purchase agreements in the notional amount of $32,794.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2013	December 31, 2012

TBAs	Investments-trading	$429	$35
Foreign currency forward contracts	Other investments, at fair value	(271)	-
TBAs	Trading securities sold, not yet purchased	(663)	(13)
		$(505)	$22

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Foreign currency forward contracts	Revenues-principal transactions and other income	$(481)	$(323)
TBAs	Revenues-net trading	2,608	680
		$2,127	$357

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Foreign currency forward contracts	Revenues-principal transactions and other income	$(119)	$(288)
TBAs	Revenues-net trading	591	426
		$472	$138

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients. In general, the Company will enter into a TBA purchase agreement with the client. Then, the Company will immediately enter into a TBA sale agreement with identical terms and settlement date with a separate counterparty. The Company seeks to profit through a small mark-up in the price of the transaction. The TBAs will match underlying terms and settlement dates. Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA. The gain or loss on the transaction is recorded as a component of net trading in the consolidated statement of operations and is included in due to or due from broker in the consolidated balance sheet until it settles. As of September 30, 2013, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements in the notional amount of $292,350. The net profit on these transactions is recorded as a component of net trading revenue and is included as a component of TBA revenue in the table above. Any revenue on trades that have not yet settled is included as a component of due to or due from brokers, dealers, and clearing agencies.

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

At September 30, 2013 and December 31, 2012, the Company held reverse repurchase agreements of $94,867 and $70,110, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $95,807 and $73,382, respectively.

At September 30, 2013 and December 31, 2012, the Company had repurchase agreements of $94,856 and $70,273, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $94,602 and $73,382, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

As of September 30, 2013 and December 31, 2012, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, and Fixed Rate Agency CMOs.

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets included:

OTHER ASSETS
(Dollars in Thousands)

	September 30, 2013	December 31, 2012
Deferred costs	$638	$-
Note receivable	1,565	-
Prepaid expenses	2,423	2,329
Prepaid income taxes	181	-
Security deposits	2,625	2,755
Miscellaneous other assets	612	24
Cost method investment	235	-
Furniture, equipment, and leasehold improvements, net	2,218	2,273
Intangible assets	559	332
Equity method affiliates	42	1,910
Other assets	$11,098	$9,623

Accounts payable and other liabilities included:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	September 30, 2013	December 31, 2012
Accounts payable	$1,399	$1,143
Rent payable	1,092	1,032
Accrued interest payable	510	308
Payroll taxes payable	786	1,577
Accrued income taxes	-	1,434
Guarantee liability	-	1,084
Settlement payable	-	4,467
Deferred income	60	498
Mandatorily redeemable equity interests	-	86
Other general accrued expenses	2,354	1,451
Accounts payable and other liabilities	$6,201	$13,080

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

As of September 30, 2013, the Company had the following equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Deep Value GP II; (ii) Star Asia Opportunity; (iii) Star Asia Capital Management; (iv) SAA Manager; and (v) SAP GP. During the nine months ended September 30, 2013, the Company did not make an investment in SAP GP or recognize any income or loss under the equity method related to SAP GP. During the second quarter of 2013, the Company received its investment return up to an agreed upon maximum from Star Asia SPV and the Company no longer has an ownership interest in Star Asia SPV. During the third quarter of 2013, the Company received its final liquidating distribution from Deep Value GP.  The following table summarizes the activity and the earnings of the Company’s equity method affiliates and includes the activity for Star Asia Manager during the period that the Company accounted for its investment in Star Asia Manager under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Star	Deep	Deep	Star	Star	Star Asia
	Asia	Value	Value	Asia	Asia	Capital	SAA
	Manager	GP	GP II	SPV	Opportunity	Management	Manager	Total
January 1, 2013	$547	$7	$39	$1,395	$22	$(92)	$(8)	$1,910
Investments / advances	-	-	-	-	-	-	10	10
Distributions / repayments	-	(7)	-	(2,682)	-	(99)	(100)	(2,888)
Acquisition (1)	(705)	-	-	-	-	-	-	(705)
Earnings / (loss) realized	158	-	(6)	1,287	(5)	108	173	1,715
September 30, 2013	$-	$-	$33	$-	$17	$(83)	$75	$42

 (1)See note 4.

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES
(Dollars in Thousands)

	September 30, 2013	December 31, 2012
Total Assets	$388,316	$279,874

Liabilities	$153,899	$96,981
Equity attributable to the investees	234,317	182,277
Non-controlling interest	100	616
Total Liabilities & Equity	$388,316	$279,874

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income / (loss)	$17,496	$9,313	$26,431	$(419)

Net income / (loss) attributable to the investees	$17,456	$9,201	$26,947	$(253)

See note 20 for information regarding transactions with the Company’s equity method investees.

12. DEBT

The Company had the following debt outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2013	December 31, 2012	Interest Rate Terms		Interest (6)	Maturity
Contingent convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$8,121		$8,096	$8,068	10.50%		10.50%	May 2014 (1)
8.00% contingent convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	-	8.00%		8.00%	September 2018 (2)
	$16,369		$16,344	8,068
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	10,563	10,189	4.25%		4.25%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	7,518	7,248	4.40%		4.40%	March 2035
	$48,125		18,081	17,437
Subordinated notes payable	$-		-	342	12.00%	(4)	12.00%	June 2013
Star Asia Manager note payable	$165		165	-	3.00%		3.00%	(5)
Total			$34,590	$25,847

(1)Represents the holder’s earliest put date and the Company’s earliest redemption date. The contractual maturity for the New Notes is May 2027.

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

(2)The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time prior to maturity into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

(3)The outstanding par represents the total par amount of the junior subordinated notes held by two separate trusts. The Company does not consolidate these trusts. The Company holds $1,489 par value of these junior subordinated notes, comprised of $870 par value of junior subordinated notes related to Alesco Capital Trust I and $619 par value of junior subordinated notes related to Sunset Financial Statutory Trust I. These notes have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.

(4)Comprised of 9% paid currently and 3% paid in kind.  The subordinated note payable was fully repaid in June 2013.

(5)The Star Asia Manager note payable has no stated maturity date. See description of payment terms below.

(6)Represents the interest rate as of the last day of the reporting period.

Refer to note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for a discussion of the Company’s debt.

Star Asia Manager Note Payable

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

Subordinated Notes Payable

In June 2013, the Company repaid in full the subordinated notes payable to an unrelated third party for a total of $352, including principal of $347 and cash and accrued paid in kind interest of $5.

8.0% Convertible Notes

In connection with the investments by Mead Park Capital and EBC, as assignee of CBF, in September 2013, the Company issued $8,248 in aggregate principal amount of convertible senior promissory notes.  The 8.0% Convertible Notes accrue 8% interest per year, payable quarterly. The 8.0% Convertible Notes mature on September 25, 2018.

The holders of the notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time into shares of the Company’s common stock at $3.00 per share conversion price, subject to customary anti-dilution adjustments. Accordingly, based on the current principal balance, the notes will be convertible into up to an aggregate of 2,749,167 shares of common stock. However, the 8.0% Convertible Notes have certain provisions that allow for the deferral of interest payments:  (i) if dividends of less than $0.02 per share are paid on the Company’s common stock, then the Company may pay one-half of the interest payable on such date in cash, and the remaining one-half of the interest otherwise payable will be added to the principal amount of the convertible note then outstanding; and (ii) if no dividends are paid on the Company’s common stock, then the Company may make no payment in cash of the interest payable on such date, and all of the interest otherwise payable on such date will be added to the principal amount of the note then outstanding.

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

During the nine months ended September 30, 2012, the Company reclassified $6,446 from redeemable non-controlling interest to mandatorily redeemable equity interests on its consolidated balance sheets due to partnership withdrawals from PrinceRidge. In addition, PrinceRidge purchased $6,172 of non-controlling interests for cash during the nine months ended September 30, 2012 from existing partners, including the former chief executive officer of PrinceRidge and member of the board of managers of PrinceRidge GP, Michael T. Hutchins, and the former chairman of the board of managers of PrinceRidge GP, John P. Costas, and received $20 in cash related to capital contributions made to PrinceRidge during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, the Company purchased $317 of non-controlling interest for cash from existing partners. As of September 30, 2013 and December 31, 2012, the redeemable non-controlling interests totaled $535 and $829, respectively.

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

During the nine months ended September 30, 2013 and 2012, the Company distributed cash of $86 and $790, respectively, to the holders of mandatorily redeemable equity interests.  As of September 30, 2013 and December 31, 2012, the mandatorily redeemable equity interests totaled $0 and $86, respectively. See note 10.

14. PERMANENT EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2013 related to the number of shares of unrestricted common stock that the Company had issued as of September 30, 2013:

Common Stock
Shares
December 31, 2012	10,794,725
Shares issued in connection with the redemption of Operating LLC units	186,339
Shares issued in connection with private placement	2,749,167
Vesting of shares	586,736
Shares withheld for employee taxes	(24,634)
September 30, 2013	14,292,333

In connection with the acquisition of JVB Holdings in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain of the former owners of JVB Holdings who remained employees of JVB Holdings. As of December 31, 2012, there were 372,681 restricted units outstanding. These units vest over a three year period (of which two of the three years have elapsed) and are treated as compensation for future service. In January 2013, 186,339 restricted units of the Operating LLC vested, and the holders of these vested Operating LLC membership units elected to redeem these units. The Company, at its discretion, issued 186,339 shares of IFMI common stock to the JVB Holdings sellers in exchange for these vested membership units. As of September 30, 2013, there were 186,342 restricted units outstanding.

In connection with the private placement investment under the definitive agreements in September 2013, the Company issued 2,749,167 shares of the IFMI’s common stock. See notes 4 and 12.

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

During the nine months ended September 30, 2013, IFMI received units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI pursuant to the UIS Agreement, as a result of the vesting and redemption of membership units of the Operating LLC by certain former owners of JVB Holdings for IFMI common stock, and as a result of the issuance of shares in connection with the private placement as discussed above.

Operating LLC
Membership Units
Units related to UIS Agreement	396,368
Units received from certain former owners of JVB Holdings	186,339
Units received from issuance of shares in connection with private placement	2,749,167
Total	3,331,874

The Company recognized a net increase in additional paid in capital of $2,705 and a net decrease in accumulated other comprehensive income of $124 with an offsetting decrease in non-controlling interest of $2,581 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the nine months ended:

	September 30, 2013	September 30, 2012
Net income / (loss) attributable to IFMI	$(9,306)	$(3,929)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	2,705	804
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest:	$(6,601)	$(3,125)

15 . NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein. As of September 30, 2013, the Company had the following two U.S. broker-dealers: JVB and CCPR.

As of September 30, 2013, JVB’s adjusted net capital was $10,506, which exceeded the minimum requirements by $10,400. As of September 30, 2013, CCPR had net capital of $16,431, which exceeded the minimum requirements by $16,181.

CCFL, a subsidiary of the Company regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of September 30, 2013, the total minimum required net liquid capital was $1,916, and net liquid capital in CCFL was $3,258, which exceeded the minimum requirements by $1,342 and was in compliance with the net liquid capital provisions.

16 . EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income / (loss) attributable to IFMI	$(104)	$2,008	$(9,306)	$(3,929)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(212)	967	(4,461)	(1,916)
Add / (deduct): Adjustment (2)	154	(5)	176	(93)
Net income / (loss) on a fully converted basis	$(162)	$2,970	$(13,591)	$(5,938)

Weighted average common shares outstanding - Basic	11,875,950	10,849,220	11,628,392	10,683,076
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,252,002	5,324,090	5,252,002
Dilutive impact of restricted equity instruments	-	75,676	-	-
Weighted average common shares outstanding - Diluted (3)	17,200,040	16,176,898	16,952,482	15,935,078

Net income / (loss) per common share - Basic	$(0.01)	$0.19	$(0.80)	$(0.37)

Net income / (loss) per common share - Diluted	$(0.01)	$0.18	$(0.80)	$(0.37)

(1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the nine and three months ended September 30, 2013 and 2012) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The 4,983,557 Operating LLC membership units held by Daniel G. Cohen are redeemable at Mr. Cohen’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s common stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s common stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’ Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s common stock. The Operating LLC membership units held by other members of the Operating LLC have the same redemption rights as described above.  These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share when the effect is dilutive using the if-converted method.

(2)An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the nine months ended September 30, 2013 and 2012, weighted average common shares outstanding excludes a total of 360,559 and 46,288 shares, respectively, representing restricted Operating LLC units, restricted IFMI common stock, and restricted units of IFMI common stock.  For the three months ended September 30, 2013, weighted average common shares outstanding excludes a total of  392,010 shares representing restricted Operating LLC units, restricted IFMI common stock, and restricted units of IFMI common stock.  For the nine and three months ended September 30, 2013, weighted average common shares outstanding also excludes 59,765 and 179,294 shares, respectively, from the assumed conversion of the 8% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

17. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company was named in litigation commenced in the United States District Court for the Southern District of New York on June 29, 2012, under the caption U.S. Bank National Association v. Institutional Financial Markets, Inc. The plaintiff, U.S. Bank, alleges breach of contract respecting certain fees allegedly owing to U.S. Bank, as Trustee, in connection with the issuance of trust preferred securities, seeking damages and a declaration that the Company must make certain future fee payments. The Company filed a motion to dismiss the complaint in lieu of an answer on October 26, 2012. U.S. Bank filed its response to the motion on November 26, 2012. On July 19, 2013, the court entered a Memorandum and Order denying the Company’s motion to dismiss.  The Company filed its answer to the Complaint on August 19, 2013.  The Company intends to defend the action vigorously. The ultimate amount of any loss incurred by the Company in this matter is uncertain. The Company cannot currently estimate the likelihood it will suffer a loss greater than the amounts accrued for as of September 30, 2013.

On October 3, 2013, a summons with notice was served on the Company in connection with litigation commenced in the Supreme Court of the State of New York, captioned Northern Rock (Asset Management) PLC v. Société Générale Corporate and Investment Banking, Cohen & Company Securities, et al.  The plaintiff has not yet filed a complaint.  If a complaint is filed, the Company intends to vigorously defend the claims.

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

Alesco XIV Guarantee

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement was accounted for as a guarantee by the Company. As of December 31, 2012, the Company had a liability of $1,084 related to this arrangement that was included in accounts payable and other liabilities in the Company’s consolidated balance sheets. In May 2013, the underlying loan was paid off in full by the borrower. As a result, the Company’s guarantee with Assured was extinguished. For the nine months ended September 30, 2013, the Company recognized other income of $1,084, which was included as a component of principal transactions and other income in the Company’s consolidated statements of operations, and wrote off the liability.

Pennsylvania Income Tax Assessment

In October, 2013, the Company received an assessment from the Pennsylvania Department of Revenue in the amount of $4,683  (including penalties) related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company is currently preparing an administrative appeal of this assessment with the Pennsylvania Department of Revenue.  If the assessment were to be upheld in administrative appeal, the Company can then file an appeal with the Pennsylvania Board of Finance and Revenue.  Finally, if the Pennsylvania Board of Finance and Revenue were to uphold the assessment, the Company would then seek relief in Pennsylvania Commonwealth Court.  The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any reserve for this assessment.

Accumulated Dividends and Dividend Equivalents on Restricted Stock and Restricted Units

From time to time, the Company has granted restricted stock and restricted units that are entitled to receive dividends or dividend equivalents as and when such dividends or dividend equivalents are declared and paid by the Company; provided, however, that the cash dividends or dividend equivalents on such restricted stock or restricted units are held by the Company until the period of forfeiture lapses and forfeited if the underlying restricted shares or restricted units are forfeited. The Company’s potential liability, assuming the restricted stock or restricted units were to vest as of September 30, 2013, is approximately $112.

18. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the nine and three months ended September 30, 2013 and 2012 was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$32,513	$-	$-	$32,513	$-	$32,513
Asset management	-	13,561	-	13,561	-	13,561
New issue and advisory	5,259	-	-	5,259	-	5,259
Principal transactions and other income	176	1,134	(6,797)	(5,487)	-	(5,487)
Total revenues	37,948	14,695	(6,797)	45,846	-	45,846
Total operating expenses	41,784	8,084	239	50,107	9,879	59,986
Operating income / (loss)	(3,836)	6,611	(7,036)	(4,261)	(9,879)	(14,140)
Income / (loss) from equity method affiliates	-	433	1,282	1,715	-	1,715
Other non-operating income / (expense)	(164)	(8)	-	(172)	(2,939)	(3,111)
Income / (loss) before income taxes	(4,000)	7,036	(5,754)	(2,718)	(12,818)	(15,536)
Income tax expense / (benefit)	(78)	-	-	(78)	(1,683)	(1,761)
Net income / (loss)	(3,922)	7,036	(5,754)	(2,640)	(11,135)	(13,775)
Less: Net income / (loss) attributable to the
non-controlling interest	(8)	-	-	(8)	(4,461)	(4,469)
Net income / (loss) attributable to IFMI	$(3,914)	$7,036	$(5,754)	$(2,632)	$(6,674)	$(9,306)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$592	$225	$-	$817	$219	$1,036

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2012

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$51,311	$-	$-	$51,311	$-	$51,311
Asset management	-	18,010	-	18,010	-	18,010
New issue and advisory	4,024	-	-	4,024	(1,000)	3,024
Principal transactions and other income	68	728	(1,278)	(482)	-	(482)
Total revenues	55,403	18,738	(1,278)	72,863	(1,000)	71,863
Total operating expenses	56,793	6,995	592	64,380	8,700	73,080
Operating income / (loss)	(1,390)	11,743	(1,870)	8,483	(9,700)	(1,217)
Income / (loss) from equity method affiliates	-	1,173	1,516	2,689	-	2,689
Other non-operating income / (expense)	(3,974)	-	-	(3,974)	(3,484)	(7,458)
Income / (loss) before income taxes	(5,364)	12,916	(354)	7,198	(13,184)	(5,986)
Income tax expense / (benefit)	-	-	-	-	108	108
Net income / (loss)	(5,364)	12,916	(354)	7,198	(13,292)	(6,094)
Less: Net income / (loss) attributable to the
non-controlling interest	(249)	-	-	(249)	(1,916)	(2,165)
Net income / (loss) attributable to IFMI	$(5,115)	$12,916	$(354)	$7,447	$(11,376)	$(3,929)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$658	$10	$-	$668	$355	$1,023

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,824	$-	$-	$7,824	$-	$7,824
Asset management	-	4,644	-	4,644	-	4,644
New issue and advisory	3,692	-	-	3,692	-	3,692
Principal transactions and other income	32	236	1,658	1,926	-	1,926
Total revenues	11,548	4,880	1,658	18,086	-	18,086
Total operating expenses	13,248	2,471	77	15,796	3,460	19,256
Operating income / (loss)	(1,700)	2,409	1,581	2,290	(3,460)	(1,170)
Income / (loss) from equity method affiliates	-	101	-	101	-	101
Other non-operating income / (expense)	(55)	(1)	-	(56)	(991)	(1,047)
Income / (loss) before income taxes	(1,755)	2,509	1,581	2,335	(4,451)	(2,116)
Income tax expense / (benefit)	(37)	-	-	(37)	(1,770)	(1,807)
Net income / (loss)	(1,718)	2,509	1,581	2,372	(2,681)	(309)
Less: Net income / (loss) attributable to the
non-controlling interest	7	-	-	7	(212)	(205)
Net income / (loss) attributable to IFMI	$(1,725)	$2,509	$1,581	$2,365	$(2,469)	$(104)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$202	$93	$-	$295	$72	$367

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2012

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$13,669	$-	$-	$13,669	$-	$13,669
Asset management	-	8,465	-	8,465	-	8,465
New issue and advisory	2,758	-	-	2,758	(1,000)	1,758
Principal transactions and other income	102	335	3,737	4,174	-	4,174
Total revenues	16,529	8,800	3,737	29,066	(1,000)	28,066
Total operating expenses	19,117	4,153	436	23,706	1,204	24,910
Operating income / (loss)	(2,588)	4,647	3,301	5,360	(2,204)	3,156
Income / (loss) from equity method affiliates	-	475	172	647	-	647
Other non-operating income / (expense)	250	-	-	250	(1,035)	(785)
Income / (loss) before income taxes	(2,338)	5,122	3,473	6,257	(3,239)	3,018
Income tax expense / (benefit)	-	-	-	-	54	54
Net income / (loss)	(2,338)	5,122	3,473	6,257	(3,293)	2,964
Less: Net income / (loss) attributable to the
non-controlling interest	(11)	-	-	(11)	967	956
Net income / (loss) attributable to IFMI	$(2,327)	$5,122	$3,473	$6,268	$(4,260)	$2,008

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$206	$3	$-	$209	$80	$289

 (1)Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses (such as cash compensation and benefits, equity-based compensation expense, professional fees, travel and entertainment, consulting fees, and rent) related to support departments excluding certain departments that directly support the Capital Markets business segment; (2) interest expense on corporate debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these business segments and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker. During the third quarter of 2012, PrinceRidge (capital markets segment) entered into an intercompany engagement with CCFL (asset management segment). This intercompany transaction was eliminated in the unallocated segment.

Balance Sheet Data
As of September 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$226,490	$7,839	$29,026	$263,355	$10,591	$273,946

Included within total assets:
Investment in equity method affiliates	$-	$25	$17	$42	$-	$42
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$332	$227	$-	$559	$-	$559

Balance Sheet Data
As of September 30, 2012

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$383,283	$6,597	$44,966	$434,846	$12,756	$447,602

Included within total assets:
Investment in equity method affiliates	$-	$513	$5,497	$6,010	$-	$6,010
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$372	$-	$-	$372	$-	$372

 (1)Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.

(2)Goodwill and intangible assets as of September 30, 2013 and 2012 are allocated to the Capital Markets and Asset Management business segments as indicated in the table from above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States; (2) United Kingdom and other; and (3) Asia. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Revenues:
United States	$15,670	$22,750	$36,879	$60,253
United Kingdom & Other	1,659	5,316	7,155	11,610
Asia	757	-	1,812	-
Total	$18,086	$28,066	$45,846	$71,863

Long-lived assets attributable to an individual country, other than the United States, are not material.

19. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $2,055 and $3,655 for the nine months ended September 30, 2013 and 2012, respectively.

The Company paid income taxes of $331 and $134 for the nine months ended September 30, 2013 and 2012, respectively. The Company received $46 and $0 income tax refunds for the nine months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by IFMI and the issuance of shares from the private placement. The Company recognized a net increase in additional paid-in capital of $2,705, a net decrease of $124 in accumulated other comprehensive income, and a decrease of $2,581 in non-controlling interest. See note 14.

•  In connection with the Star Asia Manager Repurchase Transaction, the Company reclassified $705 from investment in equity method affiliates and re-allocated it to certain balance sheet accounts to reflect Star Asia Manager becoming a consolidated subsidiary of the Company. See note 4.

For the nine months ended September 30, 2012, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company recognized a net increase in additional paid-in capital of $804, a net decrease of $27 in accumulated other comprehensive income, and a decrease of $777 in non-controlling interest as a result of additional units of the Operating LLC issued to IFMI as a result of the UIS agreement and redemption of vested Operating LLC units by IFMI and the surrender of Operating LLC units by IFMI in connection with the retirement of the Company’s common stock.

•  The Company reclassified $6,446 from redeemable non-controlling interest to mandatorily redeemable equity interests in its consolidated balance sheets due to partnership withdrawals from PrinceRidge.

"	The Company retired 50,400 shares of the Company’s common stock it held in treasury. The Company recognized an increase of $328 in accumulated deficit and a decrease of $328 in treasury stock.

20 . RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine and three months ended September 30, 2013 and 2012. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

B. Cohen Bros. Financial, LLC (“CBF”) and EBC

CBF has been identified as a related party because (i) CBF is a non-controlling interest of the Company and (ii) CBF is wholly owned by Daniel G. Cohen, Vice Chairman of the Company’s Board of Directors and the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL (formerly the Chairman and Chief Executive Officer of the Company).

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

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Mr. Cohen is a trustee of the EBC. See note F listed below and notes 4 and 12.

C. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because TBBK’s Chairman is the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL (formerly the Chairman and Chief Executive Officer).

TBBK maintained deposits for the Company in the amount of $80 and $36 as of September 30, 2013 and December 31, 2012, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of September 30, 2013, the Company had a repurchase agreement in the amount of $40,824 with TBBK as its counterparty. This is included as a component of securities sold under agreement to repurchase in the consolidated balance sheet.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amount of $250 and $157 for the nine and three months ended September 30, 2013, respectively, which was included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

In September 2013, the Company sold an SBA loan to TBBK which had not settled as of the end of the quarter. The SBA loan had a principal amount of $406 and a cost basis and carrying value of $437 and the Company included it as a component of trading securities sold, not yet purchased in the Company’s consolidated balance sheets as of September 30, 2013.

D. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. As of September 30, 2013 and December 31, 2012, the Company directly owned approximately 28% of Star Asia’s outstanding shares. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate, and because the Vice Chairman of the Company (formerly the Chairman and Chief Executive Officer of the Company) is a member of Star Asia’s board of directors. The Company has an investment in Star Asia. The Company, through Star Asia Manager, has an asset management contract with Star Asia. Dividends received from the Company’s investment in Star Asia are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from the management contract are disclosed as part of management fee revenue in the tables at the end of this section.

2. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds Sterling. As of September 30, 2013 and December 31, 2012, the Company directly owned approximately 10% of EuroDekania’s outstanding shares. EuroDekania has been identified as a related party because the Vice Chairman of the Company (formerly the Chairman and Chief Executive Officer of the Company) is a member of EuroDekania’s board of directors. The Company has a management contract with and an investment in EuroDekania. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of the gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

3. The Deep Value GP and Deep Value GP II served as the general partners for the Deep Value funds. The Deep Value GP and the Deep Value GP II are collectively referred to as the “Deep Value GPs.” The Company owns 50% of the Deep Value GP and 40% of the Deep Value GP II. The Deep Value GP and the Deep Value GP II have been identified as related parties because the Deep Value GPs are equity method affiliates of the Company. During the third quarter of 2013, the Company received its final liquidating distribution from the Deep Value GP.  Income or loss recognized under the equity method is disclosed in the table at the end of this section.

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

5. Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Japan. As of September 30, 2013 and December 31, 2012, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Opportunity as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

6. Star Asia Capital Management serves as the external manager of Star Asia Opportunity (see D-5 listed above) and the Company owned 33% of Star Asia Capital Management as of September 30, 2013 and December 31, 2012. Star Asia Capital Management has been identified as a related party because it is an equity method investee of the Company. The Company recognizes its share of the income or loss of Star Asia Capital Management as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

7. The Star Asia Special Situations Fund is a closed-end investment fund that primarily invests in real estate and securities backed by real estate in Japan and does not offer investor redemptions. As of September 30, 2013 and December 31, 2012, the Company owned approximately 2% and 6%, respectively, of the Star Asia Special Situations Fund. The Star Asia Special Situations Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Company’s investment in the Star Asia Special Situations Fund would be treated as an equity method affiliate of the Company. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains and losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

8. SAA Manager serves as the external manager of the Star Asia Special Situations Fund and the Company owned 33% of SAA Manager as of September 30, 2013 and December 31, 2012. SAA Manager has been identified as a related party because it is an equity method investee of the Company. The Company did not elect the fair value option for its investment in SAA Manager. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

9. SAP GP serves as the general partner for the Star Asia Special Situations Fund and the Company owned 33% of SAP GP as of September 30, 2013 and December 31, 2012. SAP GP has been identified as a related party because it is an equity method investee of the Company. The Company did not elect the fair value option for its investment in SAP GP. Income or loss recognized under the equity method is disclosed in the table at the end of this section. Since its inception during the fourth quarter of 2012 and for the nine and three months ended September 30, 2013, the Company had not made an investment or recognized any income or loss under the equity method.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2013
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Dividend income and other	Gain / (loss)	Income / (loss) from equity method affiliates
TBBK	$-	$436	$-	$-	$-
Star Asia	1,833	-	-	(9,051)	-
Star Asia Manager (1)	-	-	-	-	158
Star Asia SPV	-	-	-	-	1,287
Star Asia Opportunity	-	-	-	-	(5)
Star Asia Capital Management	-	-	-	-	108
Star Asia Special Situations Fund	-	-	-	577	-
SAA Manager	-	-	-	-	173
EuroDekania	-	-	805	221	-
Deep Value GPs	-	-	-	-	(6)
	$1,833	$436	$805	$(8,253)	$1,715

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2012
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Dividend income and other	Gain / (Loss)	Income / (loss) from equity method affiliates
CBF	$64	$-	$-	$-	$-
TBBK	-	76	-	-	-
Star Asia	-	-	-	(3,433)	-
Star Asia Manager (1)	-	-	-	-	859
Star Asia SPV	-	-	-	-	1,000
Star Asia Opportunity	-	-	-	-	544
Star Asia Opportunity II					(28)
Star Asia Capital Management	-	-	-	-	328
EuroDekania	139	-	569	1	-
Deep Value GPs	-	-	-	-	(14)
	$203	$76	$569	$(3,432)	$2,689

 (1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2013
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Dividend income and other	Gain / (loss)	Income / (loss) from equity method affiliates
TBBK	$-	$35	$-	$-	$-
Star Asia	764	-	-	183	-
Star Asia Capital Management	-	-	-	-	37
Star Asia Special Situations Fund	-	-	-	607	-
SAA Manager	-	-	-	-	64
EuroDekania	-	-	410	235	-
	$764	$35	$410	$1,025	$101

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2012
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Dividend income and other	Gain / (loss)	Income / (loss) from equity method affiliates
TBBK	$-	$5	$-	$-	$-
Star Asia	-	-	-	1,626	-
Star Asia Manager (1)	-	-	-	-	279
Star Asia SPV	-	-	-	-	276
Star Asia Opportunity	-	-	-	-	(75)
Star Asia Opportunity II	-	-	-	-	(28)
Star Asia Capital Management	-	-	-	-	198
EuroDekania	-	-	386	268	-
Deep Value GPs	-	-	-	-	(3)
	$-	$5	$386	$1,894	$647

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

F. Investment in IFMI by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  Mead Park Capital is a vehicle advised by Mead Park and controlled by Jack J. DiMaio Jr., Chief Executive Officer and founder of Mead Park.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements, Messrs. DiMaio and Ricciardi were elected to the Company’s Board of Directors. Mr. DiMaio was also named the Chairman of the Company’s Board of Directors. See note B from above and notes 4 and 12.

G.  Resource Securities, Inc. (formerly known as Chadwick Securities, Inc.), a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”)

REXI is a publicly traded specialized asset management company in the commercial finance, real estate and financial fund management sectors.  It has been identified as a related party because (i) the Chairman of the board of REXI is the father of the Company’s Vice Chairman (formerly the Company’s Chairman and Chief Executive Officer). In September 2012, the Company paid a fee of $6 to REXI for its services as the introducing agent for a transaction in which the Company bought back  $1,177 principal amount of subordinated notes payable from an unrelated third party.  The $6 fee was treated as a reduction to the gain recognized on the repurchase of debt, which was included as a component of non-operating income / (expense) in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012.

H.  Directors and Employees

In addition to the employment agreements the Company has entered into with its Vice Chairman, its Chief Executive Officer and its Chief Financial Officer, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

21. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 20 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	September 30, 2013	December 31, 2012
EuroDekania	$105	$-
Star Asia Manager (1)	-	98
Star Asia and related entities (2)	496	-
CBF	93	90
Employees	229	264
Due from Related Parties	$923	$452

 (1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.

(2)   Related entities include Star Asia Capital Management and SAA Manager.

22. subsequent events

In October 2013, the Company repurchased $5,000 aggregate principal amount of the New Notes from an unrelated third party for $5,238, including accrued interest of $238.

 ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•  Capital Markets: Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We had offered execution and brokerage services for equity derivative products until December 31, 2012, when we sold our equity derivatives brokerage business to a newly formed entity owned by two of our former employees. See note 5 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended. We carry out our capital market activities primarily through our subsidiaries: JVB and PrinceRidge in the United States, and CCFL in Europe.

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of September 30, 2013, we had approximately $5.7 billion in AUM of which 94%, or $5.4 billion, was in CDOs.

•  Principal Investing: Our Principal Investing business segment is comprised primarily of our investments in Investment Vehicles we manage, as well as investments in structured products, and the related gains and losses that they generate.

We generate our revenue by business segment primarily through:

Capital Markets:

•our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

•new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue revenue associated with arranging and placing the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management:

•  asset management fees for our on-going asset manager services provided to various Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicle;

•incentive management fees earned based on the performance of the various Investment Vehicles; and

•  income or loss from equity method affiliates

Principal Investing:

•gains and losses (unrealized and realized) and income and expense earned on securities, primarily in investments in Investment Vehicles we manage, classified as other investments, at fair value; and

•  income or loss from equity method affiliates.

Business Environment

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors and companies, including their level of participation in the financial markets and their willingness to participate in corporate transactions. Severe market fluctuations or weak economic conditions could continue to reduce our trading volume and revenues, could negatively affect our ability to generate new issue and advisory revenue, and adversely affect our profitability.

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

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2013,  94% of our existing AUM are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of September 30, 2013, we had $29,008 of other investments, at fair value representing our principal investment portfolio. Of this amount, $28,913, or 99.7%, was comprised of investments in 4 separate investment funds and permanent capital vehicles: Star Asia, EuroDekania, Tiptree, and the Star Asia Special Situations Fund. Furthermore, the investment in Star Asia is our largest single principal investment and, as of September 30, 2013, had a fair value of $21,118, representing 73% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments, and in real property located in Japan. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these investments and, in the case of Star Asia, the Japanese real estate market in general.

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

During 2013, the Company experienced a reduction in the value of its trading inventory.  The mark to market losses in the trading inventory related to rising interest rates.  The timing coincided with the Federal Reserve’s announcement that it may begin to taper its quantitative easing programs.  In addition, beginning in June 2013, the Company experienced a reduction in trading volumes as well.  The volume reduction was broad based but was most evident in the Company’s agency new issue and trading businesses and its TBA origination business.  The Company may experience reduced trading volumes in the future as a result of market uncertainty surrounding Federal Reserve quantitative easing programs.

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

Recent Events

Investment by Mead Park Capital and CBF

On September 25, 2013, the Company issued shares and convertible notes to Mead Park Capital Partners LLC (“Mead Park Capital”) and EBC, as assignee of CBF, and raised a total of $13,746 in the aggregate. See notes 4 and 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Repurchase of New Notes

As previously disclosed, on October 28, 2013, the Company repurchased $5,000 aggregate principal amount of the New Notes from an unrelated third party for $5,238, including accrued interest of $238.  Holders of the New Notes have the right to require us to repurchase those notes on May 15, 2014.  As a result of this, the outstanding principal amount of New Notes has been reduced from $8,121 to $3,121.

Planned Consolidation of CCPR and JVB

On October 2, 2013, the Company announced that it had begun the process of consolidating two of its registered broker-dealer subsidiaries, CCPR and JVB, into a single broker-dealer subsidiary.  See Liquidity and Capital Resources – Planned Consolidation of CCPR and JVB below for additional details relating to the planned consolidation of CCPR and JVB.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2013 and 2012.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2013	2012	$ Change	% Change
Revenues
Net trading	$32,513	$51,311	$(18,798)	(37)%
Asset management	13,561	18,010	(4,449)	(25)%
New issue and advisory	5,259	3,024	2,235	74%
Principal transactions and other income	(5,487)	(482)	(5,005)	(1038)%
Total revenues	45,846	71,863	(26,017)	(36)%

Operating expenses
Compensation and benefits	37,547	49,811	12,264	25%
Business development, occupancy, equipment	4,271	3,970	(301)	(8)%
Subscriptions, clearing, and execution	7,161	8,574	1,413	16%
Professional fee and other operating	9,971	9,702	(269)	(3)%
Depreciation and amortization	1,036	1,023	(13)	(1)%
Total operating expenses	59,986	73,080	13,094	18%

Operating income / (loss)	(14,140)	(1,217)	(12,923)	(1062)%

Non-operating income / (expense)

Interest expense, net	(3,111)	(3,187)	76	2%
Other income / (expense)	-	(4,271)	4,271	100%
Income / (loss) from equity method affiliates	1,715	2,689	(974)	(36)%
Income / (loss) before income taxes	(15,536)	(5,986)	(9,550)	(160)%
Income taxes	(1,761)	108	1,869	1731%
Net income / (loss)	(13,775)	(6,094)	(7,681)	(126)%
Less: Net (loss) income attributable to the non-controlling interest	(4,469)	(2,165)	2,304	106%
Net income / (loss) attributable to IFMI	$(9,306)	$(3,929)	$(5,377)	(137)%

Revenues

Revenues decreased by $26,017, or 36%, to $45,846 for the nine months ended September 30, 2013 from $71,863 for the nine months ended September 30, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $18,798 in net trading; (ii)  a decrease of $4,449 in asset management revenue; (iii)  an increase of $2,235 in new issue and advisory revenue; and (iv) a decrease of $5,005 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $18,798, or 37%, to $32,513 for the nine months ended September 30, 2013 from $51,311 for the nine months ended September 30, 2012.     The following table provides detail on net trading revenue by operation:

NET TRADING
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
JVB	$11,205	$17,901	$(6,696)
PrinceRidge and other capital markets	18,567	28,472	(9,905)
CCFL	2,741	4,938	(2,197)
Total	$32,513	$51,311	$(18,798)

The decline in revenue in JVB was primarily due to the decline in trading revenue earned in the following asset classes: agency securities, treasury securities, and municipal bonds. The decline in PrinceRidge and other capital markets was primarily due to lower trading revenue earned in the equity derivatives product trading of $6,082 as a result of the sale of that business in December 2012. The remaining decline was primarily due to the decline in trading revenue in agency securities, treasury securities, municipal bonds, high yield corporate bonds, and structured products.  The decrease in revenue in CCFL was primarily due to a decrease in overall volumes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the nine months ended September 30, 2013 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(dollars in thousands)

	September 30,		December 31,
	2013	2012	2012	2011
Company sponsored CDOs (1)	$5,367,346	$6,042,098	$6,051,678	$7,859,755
Permanent capital vehicles (2)	115,578	173,938	145,326	169,237
Investment funds (3)	174,703	-	84,659	-
Managed accounts (4)	47,093	44,869	43,924	33,644
Assets under management (5)	$5,704,720	$6,260,905	$6,325,587	$8,062,636

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
(6)

Asset management fees decreased by $4,449, or 25%, to $13,561 for the nine months ended September 30, 2013 from $18,010 for the nine months ended September 30, 2012, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
CDO and related service agreements	$10,762	$17,136	$(6,374)
Other	2,799	874	1,925
Total	$13,561	$18,010	$(4,449)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $6,374 to $10,762 for the nine months ended September 30, 2013 from $17,136 for the nine months ended September 30, 2012. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
TruPS and insurance company debt - U.S.	$5,280	$8,632	$(3,352)
High grade and mezzanine ABS	1,158	1,230	(72)
TruPS and insurance company debt - Europe	1,917	5,857	(3,940)
Broadly syndicated loans - Europe	2,407	1,417	990
Total	$10,762	$17,136	$(6,374)

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

Asset management fees for high grade and mezzanine ABS declined by $672 primarily because the average AUM in the deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and liquidations of certain CDOs.This decrease was partially offset by an increase of $600 related to a final fee earned in conjunction with our resignation as manager of one securitization.

Asset management fees for TruPS and insurance company debt – Europe declined primarily because we received a final CDO asset management fee for one of our European deals during the third quarter of 2012.  The total revenue recorded during the period related to this one European CDO was $3,906.

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

Other

Other asset management revenue increased by $1,925 to $2,799 for the nine months ended September 30, 2013 from $874 for the nine months ended September 30, 2012.

Of the increase in other asset management revenue, $1,833 was due to the acquisition of Star Asia Manager which was effective March 1, 2013.  Prior to the acquisition, we owned 50% of Star Asia Manager and treated the investment as an equity method investment.  See note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $2,235, or 74%, to $5,259 for the nine months ended September 30, 2013 from $3,024 for the nine months ended September 30, 2012.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $5,005 to ($5,487) for the nine months ended September 30, 2013, as compared to ($482) for the nine months ended September 30, 2012.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
Change in fair value of other investments, at fair value	$(8,714)	$(3,525)	$(5,189)
Gain on sale of cost method investment	-	1,687	(1,687)
Dividends, interest, and other income	3,227	1,356	1,871
Total	$(5,487)	$(482)	$(5,005)
Change in fair value of other investments, at fair value

Change in fair value of other investments, at fair value decreased by $5,189 to ($8,714) for the nine months ended September 30, 2013, as compared to ($3,525) for the nine months ended September 30, 2012.

CHANGE IN FAIR VALUE OF OTHER INVESTMENTS, AT FAIR VALUE
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
EuroDekania	$221	$1	$220
Star Asia	(9,051)	(3,433)	(5,618)
Tiptree	(517)	222	(739)
Star Asia Special Situations Fund	577	-	577
Other	56	(315)	371
Total	$(8,714)	$(3,525)	$(5,189)

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

CHANGE IN FAIR VALUE OF STAR ASIA
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
Foreign exchange	$(5,381)	$(235)	$(5,146)
Underlying investment values, net	(3,670)	(3,198)	(472)
Total	$(9,051)	$(3,433)	$(5,618)

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

As of September 30, 2013, our long exposure to the Japanese Yen was 3.4 billion Japanese Yen. Our Japanese Yen hedge was 1.25 billion Japanese Yen.  The spot rate of the U.S. Dollar to Japanese Yen was $98.27 as of September 30, 2013, which means our un-hedged portion of Star Asia was $21.6 million. As of September 30, 2012, our long exposure to the Japanese Yen was 3.8 billion Japanese Yen. Our Japanese Yen hedge was 1.0 billion Japanese Yen.  The spot rate of U.S. Dollar to Japanese Yen was $77.96 as of September 30, 2012, which means our un-hedged portion of Star Asia was $35.3 million.

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

Dividends, interest, and other

Dividends, interest, and other increased by $1,871 to $3,227 for the nine months ended September 30, 2013, as compared to $1,356 for the nine months ended September 30, 2012. Prior the Merger, AFN had entered into an arrangement whereby it guaranteed a portion of a particular loan that was owned by the Alesco XIV securitization.  This arrangement was accounted for as a guarantee and we recorded a liability of $1,084 at the Merger Date.  In May 2013, the underlying loan was paid off in full by the borrower.  As a result our guarantee was extinguished.  We recorded other revenue of $1,084 in the second quarter of 2013 and wrote off the liability.    See note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.    The remaining increase in dividends interest and other was primarily comprised of: (i) $567 increase from our revenue share arrangement with Strategos Capital Management LLC; and (ii) $242 increase in dividend income related to EuroDekania and Tiptree.

Operating Expenses

Operating expenses decreased by $13,094, or 18%, to $59,986 for the nine months ended September 30, 2013 from $73,080 for the nine months ended September 30, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $12,264 in compensation and benefits; (ii) an increase of $301 in business development, occupancy, and equipment; (iii) a decrease of $1,413 in subscriptions, clearing, and execution; (iv) an increase of $269 of professional fee and other operating; and (v) an increase of $13 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $12,264, or 25%, to $37,547 for the nine months ended September 30, 2013 from $49,811 for the nine months ended September 30, 2012.

COMPENSATION AND BENEFITS
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
Cash compensation and benefits	$35,786	$49,377	$(13,591)
Equity-based compensation	1,761	434	1,327
Total	$37,547	$49,811	$(12,264)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $13,591 to $35,786 for the nine months ended September 30, 2013, from $49,377 for the nine months ended September 30, 2012. This decrease was primarily a result of a decrease in incentive compensation which is tied to revenue and operating profitability.  Our total headcount decreased from 204 at September 30, 2012 to 189 at September 30, 2013.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation increased by $1,327 to $1,761 for the nine months ended September 30, 2013 from $434 for the nine months ended September 30, 2012.  There were three major components of this change:

EQUITY BASED COMPENSATION
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
Michael T. Hutchins and John P. Costas	$-	$(1,158)	$1,158
Reversals of previously recognized expense	(160)	(1,955)	1,795
Other equity compensation, net	1,921	3,547	(1,626)
Total	$1,761	$434	$1,327

First, in the nine months ended September 30, 2012, we recognized a reduction in equity based compensation of $1,158 related to the forfeiture of equity based grants to Michael T. Hutchins and John P. Costas (the former chief executive officer and former chairman of PrinceRidge) in July 2012. Second, we recognized $1,795 more in reversals of equity compensation expense in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2013 due to forfeitures and employees not meeting their performance targets.  Finally, we recognized a reduction in other equity compensation expense of $1,626 primarily as a result of employee grants becoming fully vested or forfeited after September 30, 2012, net of new grants after September 30, 2012.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $301, or 8%, to $4,271 for the nine months ended September 30, 2013 from $3,970 for the nine months ended September 30, 2012. The increase was primarily due to an increase in technology support expenditures of $501 partially offset by a decrease in travel and entertainment of $242.  As part of our cost savings measures, we terminated a significant portion of our in house information technology staff and outsourced those services to third party providers.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $1,413, or 16%, to $7,161 for the nine months ended September 30, 2013 from $8,574 for the nine months ended September 30, 2012.   The decrease was due to a reduction in clearing and execution costs of $704 primarily as a result of lower trading volume and a decrease in subscriptions of $709 as a result of the cost savings measures implemented.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses increased by $269, or 3%, to $9,971 for the nine months ended September 30, 2013 from $9,702 for the nine months ended September 30, 2012. The increase was primarily the result of $900 of expense incurred because we deemed an investment banking fee receivable as uncollectable.  This increase was partially offset by decreases other expenses as a result of cost savings measures.

Depreciation and Amortization

Depreciation and amortization increased by $13, or 1%, to $1,036 for the nine months ended September 30, 2013 from $1,023 for the nine months ended September 30, 2012.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $76, or 2%, to $3,111 for the nine months ended September 30, 2013 from $3,187 for the nine months ended September 30, 2012. The decrease was comprised of:  (i) a decrease of $368 of interest incurred on the convertible senior notes (comprised of our 7.625% Contingent Convertible Senior Notes due 2027 (“Old Notes”) and New Notes) due to repurchases and redemptions of the Old Notes during the nine months ended September 30, 2012; (ii) a reduction of $108 of interest incurred on the subordinated notes payable due to repayments and repurchases of these notes subsequent to September 30, 2012; (iii) a reduction of $161 of interest incurred on the junior subordinated notes as a result of the interest rate on one of the two issuances changing from a fixed rate to a lower variable rate beginning in July 31, 2012; partially offset by (iv) a decrease of $437 of interest income related to the reduction in the amount owed to withdrawing partners of PrinceRidge which was recorded in the nine months ended September 30, 2012; (v) and increase in interest expense of $109 relating to the amortization of the discount attributable to a payment made by the Company to Sentinel Management Group, Inc. (“Sentinel”) in connection with the settlement of certain litigation matters involving the Company’s U.S. broker-dealer, Cohen & Company Securities, LLC and Sentinel (the “Sentinel Litigation”); and (vi) $15 of other increases in interest expense.  See notes 12 and 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Other Income (Expense), net

Other income (expense), net was $0 for the nine months ended September 30, 2013 as compared to ($4,271) for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, other income (expense), net represented expense of $4,357 related to the settlement of the Sentinel Litigation partially offset by a gain on repurchase of debt of $86.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $974, or 36% to $1,715 for the nine months ended September 30, 2013 from $2,689 for the nine months ended September 30, 2012. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
Star Asia Manager	$157	$859	$(702)
Deep Value GP	-	(14)	14
Deep Value GP II	(6)	-	(6)
SAA Manager	173	-	173
Star Asia Capital Management	109	328	(219)
Star Asia Opportunity	(5)	544	(549)
Star Asia Opportunity II	-	(28)	28
Star Asia SPV	1,287	1,000	287
Total	$1,715	$2,689	$(974)

See notes 4, 11, and 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $1,869 to income tax expense / (benefit) of ($1,761) for the nine months ended September 30, 2013 from $108 for the nine months ended September 30, 2012. The tax benefit realized in 2013 was comprised of: (i) a benefit of $316 resulting from a reduction in our state effective tax rate; (ii) $1,402 representing the recognition of a previously unrecognized tax benefit that became effectively settled during the period; and (iii) and other miscellaneous tax benefits of $43. The tax expense realized by us in 2012 primarily represented tax incurred at our French subsidiary, Cohen & Compagnie SAS as well as local level taxes incurred in the United States.  See note 21 to our consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for a more complete description of the Company’s tax attributes and unrecognized tax benefits. Also, see note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding a Pennsylvania income tax assessment.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the nine months ended September 30, 2013 and 2012 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Nine Months Ended September 30, 2013

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(14,724)	$(812)	$-	$(15,536)	$-	$(15,536)
Income tax expense / (benefit)	-	(78)	(1,367)	(1,445)	(316)	(1,761)
Net income / (loss) after tax	(14,724)	(734)	1,367	(14,091)	316	(13,775)
Majority owned subsidiary non-controlling interest	-	(8)	-	(8)
Net loss attributable to Operating LLC	(14,724)	(726)	1,367	(14,083)
Average effective Operating LLC non-controlling interest (1)%				31.68%
Operating LLC non-controlling interest				(4,461)
Majority owned subsidiary non-controlling interest				(8)
Total non-controlling interest				$(4,469)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Nine Months Ended September 30, 2012

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(3,520)	$(2,466)	$-	$(5,986)	$-	$(5,986)
Income tax expense / (benefit)	-	-	108	108	-	108
Net income / (loss) after tax	(3,520)	(2,466)	(108)	(6,094)	-	(6,094)
Majority owned subsidiary non-controlling interest	-	(249)	-	(249)
Net loss attributable to Operating LLC	(3,520)	(2,217)	(108)	(5,845)
Average effective Operating LLC non-controlling interest (1)%				32.78%
Operating LLC non-controlling interest				(1,916)
Majority owned subsidiary non-controlling interest				(249)
Total non-controlling interest				$(2,165)

(1)Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2013 and 2012.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2013	2012	$ Change	% Change
Revenues
Net trading	$7,824	$13,669	$(5,845)	(43)%
Asset management	4,644	8,465	(3,821)	(45)%
New issue and advisory	3,692	1,758	1,934	110%
Principal transactions and other income	1,926	4,174	(2,248)	(54)%
Total revenues	18,086	28,066	(9,980)	(36)%

Operating expenses
Compensation and benefits	11,529	16,484	4,955	30%
Business development, occupancy, equipment	1,429	1,520	91	6%
Subscriptions, clearing, and execution	2,495	2,602	107	4%
Professional fee and other operating	3,436	4,015	579	14%
Depreciation and amortization	367	289	(78)	(27)%
Total operating expenses	19,256	24,910	5,654	23%

Operating income / (loss)	(1,170)	3,156	(4,326)	(137)%

Non-operating income / (expense)

Interest expense, net	(1,047)	(868)	(179)	(21)%
Other income / (expense)	-	83	(83)	(100)%
Income / (loss) from equity method affiliates	101	647	(546)	(84)%
Income / (loss) before income taxes	(2,116)	3,018	(5,134)	(170)%
Income taxes	(1,807)	54	1,861	3446%
Net income / (loss)	(309)	2,964	(3,273)	(110)%
Less: Net (loss) income attributable to the non-controlling interest	(205)	956	1,161	121%
Net income / (loss) attributable to IFMI	$(104)	$2,008	$(2,112)	(105)%

Revenues

Revenues decreased by $9,980, or 36%, to $18,086 for the three months ended September 30, 2013 from $28,066 for the three months ended September 30, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $5,845 in net trading; (ii)  a decrease of $3,821 in asset management revenue; (iii) an increase of $1,934 in new issue and advisory revenue; and (iv) a decrease of $2,248 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $5,845, or 43%, to $7,824 for the three months ended September 30, 2013 from $13,669 for the three months ended September 30, 2012.     The following table provides detail on net trading revenue by operation.

NET TRADING
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
JVB	$2,427	$5,425	$(2,998)
PrinceRidge and other capital markets	5,127	7,676	(2,549)
CCFL	270	568	(298)
Total	$7,824	$13,669	$(5,845)

  Trading revenue is down in all three groups due to lower trading volumes and margins. The decline in revenue in JVB was primarily due to the decline in trading revenue earned in the following asset classes: agency securities, treasury securities, structured products, and municipal bonds. The decline in PrinceRidge and other capital markets was primarily due to lower trading revenue earned in the equity derivatives product trading of $1,656 as a result of the sale of that business in December 2012. The remaining decline was primarily due to the decline in trading revenue in municipal bonds and structured products.  The decrease in revenue in CCFL was primarily due to a decrease in overall volumes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended September 30, 2013, may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $3,821, or 45%, to $4,644 for the three months ended September 30, 2013 from $8,465 for the three months ended September 30, 2012, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
CDO and related service agreements	$3,540	$8,254	$(4,714)
Other	1,104	211	893
Total	$4,644	$8,465	$(3,821)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $4,714 to $3,540 for the three months ended September 30, 2013 from $8,254 for the three months ended September 30, 2012. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
TruPS and insurance company debt - U.S.	$1,436	$2,871	$(1,435)
High grade and mezzanine ABS	671	371	300
TruPS and insurance company debt - Europe	628	4,455	(3,827)
Broadly syndicated loans - Europe	805	557	248
Total	$3,540	$8,254	$(4,714)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because effective as of February 23, 2013, we no longer provide any services related to the Alesco X through XVII securitizations.  On July 29, 2010, we entered into an agreement with a third party pursuant to which we sold the management rights and responsibilities related to the Alesco X through XVII securitizations.  In connection with this agreement, we entered into a services agreement under which we provided certain services to the third party purchaser.  This services agreement expired on February 23, 2013.  We will continue to receive certain incentive payments through February 23, 2017 if the management fees earned by the third party exceed certain thresholds.  We will continue to recognize these incentive payments, if any, as earned.

Asset management fees for high grade and mezzanine ABS increased by $600 related to a final fee earned in conjunction with our resignation as manager of one securitization.  This increase was offset by a decrease of $300 primarily because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and liquidations of certain CDOs.

Asset management fees for TruPS and insurance company debt – Europe declined primarily because we received a final CDO asset management fee for one of our European deals during the third quarter of 2012.  The total revenue recorded during the period related to this one European CDO was $3,824.

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

Other

Other asset management revenue increased by $893 to $1,104 for the three months ended September 30, 2013 from $211 for the three months ended September 30, 2012.

Of the increase in management revenue, $764 was due to the acquisition of Star Asia Manager which was effective March 1, 2013.  Prior to such acquisition, we owned 50% of Star Asia Manager and treated the investment as an equity method investment.  See note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,934 to $3,692 for the three months ended September 30, 2013 from $1,758 for the three months ended September 30, 2012.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $2,248 to $1,926 for the three months ended September 30, 2013, as compared to $4,174 for the three months ended September 30, 2012.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
Change in fair value of other investments, at fair value	$1,279	$1,683	$(404)
Gain on sale of cost method investment	-	1,687	(1,687)
Dividends, interest, and other income	647	804	(157)
Total	$1,926	$4,174	$(2,248)

Change in fair value of other investments, at fair value

Change in fair value of other investments, at fair value decreased by $404 to $1,279 for the three months ended September 30, 2013, as compared to $1,683 for the three months ended September 30, 2012.

CHANGE IN FAIR VALUE OF OTHER INVESTMENTS, AT FAIR VALUE
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
EuroDekania	$235	268	$(33)
Star Asia	183	1,626	(1,443)
Tiptree	140	52	88
Star Asia Special Situations Fund	607	-	607
Other	114	(263)	377
Total	$1,279	$1,683	$(404)

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

CHANGE IN FAIR VALUE OF STAR ASIA
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
Foreign exchange	$316	$1,056	$(740)
Underlying investment values, net	(133)	570	(703)
Total	$183	$1,626	$(1,443)

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

As of September 30, 2013, our long exposure to the Japanese Yen was 3.4 billion Japanese Yen. Our Japanese Yen hedge was 1.25 billion Japanese Yen.  The spot rate of the U.S. Dollar to Japanese Yen was $98.27 as of September 30, 2013, which means our un-hedged portion of Star Asia was $21.6 million. As of September 30, 2012, our long exposure to the Japanese Yen was 3.8 billion Japanese Yen. Our Japanese Yen hedge was 1.0 billion Japanese Yen.  The spot rate of U.S. Dollar to Japanese Yen was $77.96 as of September 30, 2012, which means our un-hedged portion of Star Asia was $35.3 million.

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

Dividends, interest, and other

Dividends, interest, and other decreased by $157 to $647 for the three months ended September 30, 2013, as compared to $804 for the three months ended September 30, 2012.  The decrease in dividends interest and other was comprised of $188 decrease in other income; partially offset by an increase of $31 in dividend income related to EuroDekania and Tiptree.

Operating Expenses

Operating expenses decreased by $5,654, or 23%, to $19,256 for the three months ended September 30, 2013 from $24,910 for the three months ended September 30, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $4,955 in compensation and benefits; (ii) a decrease of $91 in business development, occupancy, and equipment; (iii) a decrease of $107 in subscriptions, clearing, and execution; (iv) a decrease of $579 of professional fee and other operating; and (v) an increase of $78 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $4,955, or 30%, to $11,529 for the three months ended September 30, 2013 from $16,484 for the three months ended September 30, 2012.

COMPENSATION AND BENEFITS
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
Cash compensation and benefits	$11,322	$18,018	$(6,696)
Equity-based compensation	207	(1,534)	1,741
Total	$11,529	$16,484	$(4,955)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. Cash compensation and benefits decreased by $6,696 to $11,322 for the three months ended September 30, 2013, from $18,018 for the three months ended September 30, 2012.  This decrease was primarily a result of a decrease in incentive compensation which is tied to revenue and operating profitability. Our total headcount decreased from 204 at September 30, 2012 to 189 at September 30, 2013.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation increased by $1,741 to $207 for the three months ended September 30, 2013 from ($1,534) for the three months ended September 30, 2012.  There were three major components of this change:

EQUITY BASED COMPENSATION
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
Michael T. Hutchins and John P. Costas	$-	$(2,151)	$2,151
Reversals of previously recognized expense	(188)	(223)	35
Other equity compensation, net	395	840	(445)
Total	$207	$(1,534)	$1,741

First, in the three months ended September 30, 2012, we recognized a reversal of equity based compensation of $2,151 related to equity based grants to Michael T. Hutchins and John P. Costas (the former chief executive officer and former chairman of PrinceRidge) that were forfeited in July 2012. Second, we recognized $35 less in reversals of equity compensation expense in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to forfeitures and employees not meeting their performance targets.  Finally, we recognized a reduction in other equity compensation expense of $445 primarily as a result of employee grants becoming fully vested or forfeited after September 30, 2012, net of new grants after September 30, 2012.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $91, or 6%, to $1,429 for the three months ended September 30, 2013 from $1,520 for the three months ended September 30, 2012. The decrease was comprised of a decrease in business development expenses of $150, a decrease in other occupancy and equipment of $80; partially offset by an increase in technology support expenditures of $139.  As part of our cost savings measures, we terminated a significant portion of our in house information technology staff and outsourced those services to third party providers.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $107, or 4%, to $2,495 for the three months ended September 30, 2013 from $2,602 for the three months ended September 30, 2012. The decrease was due to a reduction in clearing and execution costs of $191 primarily as a result of lower trading volume partially offset by an increase in subscriptions of $84.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $579, or 14%, to $3,436 for the three months ended September 30, 2013 from $4,015 for the three months ended September 30, 2012. The decrease was the result of (i) a decrease in professional fees of $1,350; (ii) a decrease in other operating expenses of $126; partially offset by $900 of expense incurred because we deemed an investment banking fee receivable as uncollectable.

Depreciation and Amortization

Depreciation and amortization increased by $78, or 27%, to $367 for the three months ended September 30, 2013 from $289 for the three months ended September 30, 2012.

Non-Operating Income and Expense

Interest Expense, net

Interest expense increased by $179, or 21%, to $1,047 for the three months ended September 30, 2013 from $868 for the three months ended September 30, 2012. The increase was comprised of (i) a decrease of $305 of interest income related to the reduction in the amount owed to withdrawing partners of PrinceRidge which was recorded in the nine months ended September 30, 2012; partially offset by (ii) a decrease of $100 of interest incurred on the junior subordinated notes as a result of the interest rate on one of the two issuances changing from a fixed rate to a lower variable rate beginning in July 31, 2012; and (iii) a decrease in other interest expense of $26.  See notes 12 and 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q

Other Income (Expense), net

Other income (expense), net was $0 for the three months ended September 30, 2013 as compared to $83 for the three months ended September 30, 2012. For the three months ended September 30, 2012, other income (expense), net represented a gain on the repurchase of debt.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased  by $546, or 84% to $101 for the three months ended September 30, 2013 from $647 for the three months ended September 30, 2012. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(dollars in thousands)

	September 30, 2013	September 30, 2012	Change
Star Asia Manager	$-	$279	$(279)
Deep Value GP II	-	(3)	3
SAA Manager	64	-	64
Star Asia Capital Management	37	198	(161)
Star Asia Opportunity	-	(75)	75
Star Asia Opportunity II	-	(28)	28
Star Asia SPV	-	276	(276)
Total	$101	$647	$(546)

See notes 4, 11, and 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $1,861 to income tax expense / (benefit) of ($1,807) for the three months ended September 30, 2013 from income tax expense / (benefit) of  $54 for the three months ended September 30, 2012. The tax benefit realized in 2013 was comprised of: (i) a benefit of $316 resulting from a reduction in our state effective tax rate; (ii) $1,402 representing the recognition of a previously unrecognized tax benefit that became effectively settled during the period; and (iii) and other miscellaneous tax benefits of $89. The tax expense realized by us in 2012 primarily represented tax incurred at our French subsidiary, Cohen & Compagnie SAS as well as local level taxes incurred in the United States.

See note 21 to our consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for a more complete description of the Company’s tax attributes and unrecognized tax benefits. Also, see note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding a Pennsylvania income tax assessment.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended September 30, 2013 and 2012 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Three Months Ended September 30, 2013

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(2,661)	$545	$-	$(2,116)	$-	$(2,116)
Income tax expense / (benefit)	-	(37)	(1,454)	(1,491)	(316)	(1,807)
Net income / (loss) after tax	(2,661)	582	1,454	(625)	316	(309)
Majority owned subsidiary non-controlling interest	-	7	-	7
Net loss attributable to Operating LLC	(2,661)	575	1,454	(632)
Average effective Operating LLC non-controlling interest (1)%				33.54%
Operating LLC non-controlling interest				(212)
Majority owned subsidiary non-controlling interest				7
Total non-controlling interest				$(205)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Three Months Ended September 30, 2012

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$4,452	$(1,434)	$-	$3,018	$-	$3,018
Income tax expense / (benefit)	-	-	54	54	-	54
Net income / (loss) after tax	4,452	(1,434)	(54)	2,964	-	2,964
Majority owned subsidiary non-controlling interest	-	(11)	-	(11)
Net loss attributable to Operating LLC	4,452	(1,423)	(54)	2,975
Average effective Operating LLC non-controlling interest (1)%				32.50%
Operating LLC non-controlling interest				967
Majority owned subsidiary non-controlling interest				(11)
Total non-controlling interest				$956

(1)Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

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

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our Board of Directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, the Company declared a dividend of $0.02 per quarter, which was paid regularly through the third quarter of 2013. The Company’s Board of Directors has the power to decide to increase, reduce, or eliminate dividends in the future. The Company’s Board of Director’s decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our Board of Directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On October 31, 2013, our Board of Directors declared a cash dividend of $0.02 per share, which will be paid on our common stock on November 29, 2013 to stockholders of record on November 15, 2013. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through September 30, 2013, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of September 30, 2013 and December 31, 2012, we maintained cash and cash equivalents of $22,313 and $14,500, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION
(dollars in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flow from operating activities	$(5,786)	$9,676
Cash flow from investing activities	3,433	4,213
Cash flow from financing activities	10,258	(19,352)
Effect of exchange rate on cash	(92)	118
Net cash flow	7,813	(5,345)
Cash and cash equivalents, beginning	14,500	18,221
Cash and cash equivalents, ending	$22,313	$12,876

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2013

As of September 30, 2013, our cash and cash equivalents were $22,313, representing an increase of $7,813 from December 31, 2012. The increase was attributable to the cash used by operating activities of $5,786, the cash provided by investing activities of $3,433, the cash provided by financing activities of $10,258, and the decrease in cash caused by change in exchange rates of $92.

The cash used by operating activities of $5,786 was comprised of (a) net cash outflows of $7,323 related to working capital fluctuations (b) net cash inflows of  $5,516 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $3,979 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, and depreciation and amortization).

The cash provided by investing activities of $3,433 was comprised of (a) $679 of cash acquired due to the acquisition of Star Asia Manager; (b) $1,666 of proceeds from sales and returns of principal from other investments, at fair value; (c) $2,888 in distributions received from equity method affiliates (see note 11 to our consolidated financial statements included in Item 1 of Form 10-Q); net of (d) $1,064 of cash used to acquire other investments, at fair value which was comprised of $302 of additional investment in the Star Asia Special Situations Fund and $762 invested in a yen currency hedge; (e) $10 of investment in equity method affiliates and (f) $726 used to purchase furniture, equipment and leasehold improvements.

The cash provided in financing activities of $10,258 was comprised of (a) $8,248 in proceeds for the issuance of convertible debt (see notes 4 and 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q); (b) $5,073 in net proceeds from the private placement of equity (see note 4 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q); net of (c) $907 repayment of debt which includes $560 related to the Star Asia Manager note payable and $347 related to our subordinated notes payable; (d) $638 in payment of deferred financing costs in connection with the new convertible debt issued; (e) $60 used for the payment of employee tax obligations related to restricted stock vesting; (f) $317 of net redemptions for the redeemable non-controlling interest related to PrinceRidge; (g) $86 of repayments of mandatorily redeemable equity interests related to PrinceRidge; (h) $318 of distributions to non-controlling interests related to the Operating LLC; and (i) $737 in dividends to shareholders of IFMI.

Nine Months Ended September 30, 2012

As of September 30, 2012, our cash and cash equivalents were $12,876, representing a net decrease of $5,345 from December 31, 2011. The decrease was attributable to the cash provided by operating activities of $9,676, the cash provided by investing activities of $4,213, and the cash used by financing activities of $19,352, and the increase in cash caused by change in exchange rates of $118.

The cash provided by operating activities of $9,676 was comprised of (a) net cash outflows of $1,627 related to working capital fluctuations; (b)  net cash inflows of $16,877 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a net cash outflow from other earnings items of $5,574 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, and depreciation and amortization).

The cash provided by investing activities of $4,213 was comprised of  (a) cash received of $7,325 from our equity method affiliates, Star Asia Manager, Star Asia SPV, Star Asia Opportunity, and Star Asia Capital Management; (b) cash proceeds from the return of principal of $30 from our investments in certain residential loans and $18 from the sale of a certain residential loan; (c) cash proceeds from the sale of a cost method investment of $1,937; partially offset by (d) the purchase of additional furniture and leasehold improvements of $101; (e) the investment of $6 in the equity method affiliate Star Asia Capital Management and the investment of $4,700 in the equity method affiliate Star Asia Opportunity II; and (f) the purchase of other investments of $290, primarily related to foreign currency forward contracts.

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

Regulatory Capital Requirements

Three of our majority owned subsidiaries are licensed securities dealers in the United States or the United Kingdom. As broker-dealers, our subsidiaries, JVB and CCPR, are subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2013 were as follows:

MINIMUM NET CAPITAL REQUIREMENTS
(dollars in thousands)
United States	$356
United Kingdom	1,916
Total	$2,272

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2013, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $30,195. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2013 and the twelve months ended December 31, 2012 for receivables under resale agreements and securities sold under agreements to repurchase.

	Nine Months Ended September 30, 2013	Twelve Months Ended December 31, 2012
Receivables under resale agreements
Period end	$94,867	$70,110
Monthly average	93,704	168,184
Maximum month end	101,444	262,789
Securities sold under agreements to repurchase
Period end	$94,856	$70,273
Monthly average	94,552	168,277
Maximum month end	103,806	260,084

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

Debt Financing

As of September 30, 2013, we had five sources of debt financing other than securities financing arrangements: (1) contingent convertible senior notes, comprised of the New Notes and the 8.0% Convertible Notes; (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I; and (3) the Star Asia Manager note payable.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2013	December 31, 2012	Interest Rate Terms		Interest (6)	Maturity
Contingent convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$8,121		$8,096	$8,068	10.50%		10.50%	May 2014 (1)
8.00% contingent convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	-	8.00%		8.00%	September 2018 (2)
	$16,369		$16,344	8,068
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	10,563	10,189	4.25%		4.25%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	7,518	7,248	4.40%		4.40%	March 2035
	$48,125		18,081	17,437
Subordinated notes payable	$-		-	342	12.00%	(4)	12.00%	June 2013
Star Asia Manager note payable	$165		165	-	3.00%		3.00%	(5)
Total			$34,590	$25,847

(1)Represents the holder’s earliest put date and the Company’s earliest redemption date. The contractual maturity for the New Notes is May 2027.

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

(2)

The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at anytime prior to maturity into shares of the Company's company stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

(3)The outstanding par represents the total par amount of the junior subordinated notes held by two separate VIE trusts. The Company does not consolidate these trusts. The Company holds $1,489 par value of these junior subordinated notes, comprised of $870 par value of junior subordinated notes related to Alesco Capital Trust I and $619 par value of junior subordinated notes related to Sunset Financial Statutory Trust I. These notes have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.

(4)Comprised of 9% paid currently and 3% paid in kind. The subordinated note payable was fully repaid in June 2013.

(5)The Star Asia Manager note payable has no stated maturity date.

(6)Represents the interest rate as of the last day of the reporting period.

As previously disclosed, on October 28, 2013, the Company repurchased $5,000 aggregate principal amount of the New Notes from an unrelated third party for $5,238, including accrued interest of $238.  Holders of the New Notes have the right to require us to repurchase those notes on May 15, 2014.  As a result of this, the outstanding principal amount of New Notes has been reduced from $8,121 to $3,121.

Off-Balance Sheet Arrangements

There were no material off balance sheet arrangements as of September 30, 2013.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2013 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. The New Notes are assumed to be repaid on May 15, 2014, which represents the earliest day that the holders of the New Notes may require us to repurchase the New Notes for cash. The Star Asia Manager note payable is assumed to be repaid on March 31, 2014. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.

CONTRACTUAL OBLIGATIONS
As of September 30, 2013
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease arrangements	$6,269	$2,425	$2,783	$844	$217
Maturity of New Notes (1)	8,121	8,121	-	-	-
Interest on New Notes (1)	853	853	-	-	-
Maturity of 8.0% Convertible Notes (2)	8,248	-	-	8,248	-
Interest on 8.0% Convertible Notes (2)	3,344	680	1,338	1,326	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (3)	47,596	2,075	4,150	4,150	37,221
Star Asia Manager note payable (4)	165	165	-	-	-
Interest on Star Asia Manager note payable (4)	3	3	-	-	-
	$122,724	$14,322	$8,271	$14,568	$85,563

(1)Assumes the New Notes are repurchased on May 15, 2014. Interest includes amounts payable during the period the New Notes are outstanding at an annual rate of 10.50%.

(2)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(3)The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.2489% (based on a 90-day LIBOR rate as of September 30, 2013 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.3989% (based on a 90-day LIBOR rate as of September 30, 2013 plus 4.15%) was used to compute the contractual interest payment in each period noted.

(4)The interest on the Star Asia Manager note payable is variable.  The interest rate of 2.9989% (based on 90-day LIBOR rate as of September 30, 2013 plus 2.75%) was used to compute the contractual interest payment in each period noted.

We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and other sources of credit. Due to the uncertainties that exist in the economy, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.

Planned Consolidation of CCPR and JVB

On October 2, 2013, the Company announced that, in an effort to reduce its operating costs, it had begun the process of consolidating two of its registered broker-dealer subsidiaries, CCPR and JVB, into a single broker-dealer subsidiary.  In connection with the planned consolidation of CCPR and JVB, the Company reduced the size of its workforce by approximately 20%.  The Company expects to incur pre-tax charges in the fourth quarter of 2013 for employee separation and vendor contract termination expenses of approximately $2,000 to $2,500.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits.  This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  We will adopt the ASU on January 1, 2014, and are currently evaluating the effect of the adoption on the Company’s consolidated statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to the Company’s consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the nine months ended September 30, 2013, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2013, we would incur a loss of $2,140 if the yield curve rises 100 bps across all maturities and a gain of $2,141 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros, an investment fund that is denominated in Japanese Yen, and another permanent capital vehicle that is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2013, our equity price sensitivity was $2,895 and our foreign exchange currency sensitivity was $2,486.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2013, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,928 as of September 30, 2013.

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

ITEM  4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the Company’s Board of Directors.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 17 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

Item  1A.Risk Factors

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

The issuance of the shares of the Company’s common stock upon the conversion, if any, of the notes purchased by Mead Park Capital and EBC, as assignee of CBF, may cause substantial dilution to our existing stockholders and may cause the price of our common stock to decline.

In connection with the investments by Mead Park Capital and EBC, as assignee of CBF, in September 2013 pursuant to the definitive agreements, the Company issued $8,247,501 in aggregate principal amount of the 8.0% Convertible Notes.  The 8.0% Convertible Notes are convertible into a maximum aggregate amount of 4,086,308 shares of the Company’s common stock assuming none of the interest under the 8.0% Convertible Notes is paid to the holders thereof in cash.  If the holders of the 8.0% Convertible Notes elect to convert such notes into shares of our common stock, our existing stockholders may be substantially diluted and the price of our common stock may decline.

The resale of the shares of our common stock by Mead Park Capital and/or EBC could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In connection the registration rights agreement, dated May 9, 2013, which the Company entered into with Mead Park Capital and CBF, the Company filed a Form S-3 with the Securities and Exchange Commission seeking to register the resale of all of the shares of our common stock issued or issuable to Mead Park Capital and EBC, as assignee of CBF, under the definitive agreements and the 8.0% Convertible Notes, respectively.  The resale of such shares of our common stock by Mead Park Capital and/or EBC could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The planned consolidation of CCPR and JVB may not result in improved profitability.

On October 2, 2013, the Company announced that it had begun the process of consolidating two of its registered broker-dealer subsidiaries, CCPR and JVB, into a single broker-dealer subsidiary.  The Company may not receive the regulatory approvals necessary to consolidate CCPR and JVB or the planned consolidation may not otherwise occur.  Further, the measures which we have adopted may not result in the improved profitability which we are seeking to achieve.

In connection with the planned consolidation of CCPR and JVB, the Company reduced the size of its workforce by approximately 20%.  The planned consolidation has placed and will continue to place a burden on our management, systems and resources, and will generally increase our dependence on key persons and reduce functional back-ups.  Many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees.  In that case, the absence of such employees will create significant operational difficulties.  Further, the reduction in workforce may reduce employee morale and create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce, and place undue strain upon our operational resources.  In addition, we may experience further reductions in our workforce, which would compound the risks we face.  As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

In response to changes in industry and market conditions, the Company may be required to further strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses. We cannot assure you that we will be able to:

•	Expand our capabilities or systems effectively;
•	Successfully develop new products or services;
•	Allocate our human resources optimally;
•	Identify, hire or retain qualified employees; or
•	Incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

Item  2.Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Dollar
				Value
				of Shares
	Total		Total Number of	that May Yet be
	Number of	Average	Shares Purchased	Purchased Under
	Shares	Price	as Part of	the
	Purchased	Paid Per	Publicly Announced	Plans or
Period	(1)	Share	Plans or Programs	Program (2)
July 1, 2013 to July 30, 2013	-	$-	-	$45,815,766
August 1, 2013 to August 31, 2013	-	-	-	45,815,766
September 1, 2013 to September 30, 2013	10,196	2.32	-	45,815,766
Total	10,196	$2.32	-

1) We repurchased an aggregate of 10,196 shares other than as part of a publicly announced plan or program.  We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock.

2) On August 3, 2007, our Board of Directors authorized us to repurchase up to $50 million of our common stock from time to time in open market purchases or privately negotiated transactions.  The repurchase plan was publicly announced on August 7, 2007.

Effective January 1, 2010, the Company ceased to qualify as a REIT and, therefore, is not required to make any dividends or other distributions to its stockholders. However, the Company’s Board of Directors has the power to decide to increase, reduce, or eliminate dividends in the future. The Company’s Board of Director’s decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

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

Item  6.Exhibits

Exhibit No.	Description

10.1

Employment Agreement, dated September 16, 2013, by and among Institutional Financial Markets, Inc., IFMI, LLC and Lester R. Brafman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Institutional Financial Markets, Inc., filed with the Securities and Exchange Commission on September 18, 2013).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) the Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2013, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: November 4, 2013		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: November 4, 2013		Executive Vice President, Chief Financial Officer and Treasurer