Form 10-K
period 2013-12-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2014-03-07
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

xANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

¨TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ¨    No  x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ¨    No  x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files,    Yes  x    No  ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	¨	Accelerated filer	¨

Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller Reporting Company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ¨    No  x

As of June 30, 2013, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $22.4 million.

As of February 28, 2014, there were 15,123,059 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•benefits, results, costs reductions and synergies resulting from the Company’s business combinations;

•integration of operations;

•business strategies;

•growth opportunities;

•competitive position;

•market outlook;

•expected financial position;

•expected results of operations;

•future cash flows;

•financing plans;

•plans and objectives of management;

•tax treatment of the business combinations;

•fair value of assets; and

•any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors.” Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•a decline in general economic conditions or the global financial markets;

•losses caused by financial or other problems experienced by third parties;

•losses due to unidentified or unanticipated risks;

•a lack of liquidity, i.e., ready access to funds for use in our businesses;

•the ability to attract and retain personnel;

•the ability to meet regulatory capital requirements administered by federal agencies;

•an inability to generate incremental income from acquired businesses;

•unanticipated market closures due to inclement weather or other disasters;

•the volume of trading in securities;

•the liquidity in capital markets;

•the credit-worthiness of our correspondents, trading counterparties and our banking and margin customers;

•the demand for investment banking services;

•competitive conditions in each of our business segments;

•the ability to attract and retain key personnel;

•the availability of borrowings under credit lines, credit agreements and credit facilities;

•the potential misconduct or errors by our employees or by entities with whom we conduct business; and

•the potential for litigation and other regulatory liability.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc., a Maryland corporation. The “Company,” “we,” “us,” and “our” refer to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC) or the “Operating LLC” refer to IFMI, LLC, the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN, which we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009, and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term, “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC (formerly known as PrinceRidge Partners LLC); “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary

On January 31, 2014, JVB merged into CCPR.  In connection with this merger CCPRH changed its name from C&Co/PrinceRidge Holdings LP to J.V.B. Financial Group Holdings and CCPR changed its name from C&Co/PrinceRidge LLC to J.V.B. Financial Group, LLC.  Also, beginning on January 31, 2014, CCPR began to do business under the JVB brand.  Therefore, when we are discussing the operations of CCPR on or subsequent to January 31, 2014, we refer to it as JVB.

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

ITEM  1.BUSINESS.

INFORMATION REGARDING INSTITUTIONAL FINANCIAL MARKETS, INC.

Overview

We are a financial services company specializing in credit-related fixed income investments. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets, investment banking, and asset management solutions to institutional investors, corporations, and other small broker-dealers. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, JVB in the United States and CCFL in Europe. In October 2013, we began the process of consolidating our two domestic broker-dealer subsidiaries, CCPR and JVB, into a single broker-dealer subsidiary. Following FINRA approval, the consolidation was completed in January 2014 resulting in one broker-dealer subsidiary in the United States operating as JVB. In connection with the consolidation, we significantly downsized our workforce and eliminated certain non-core business lines, including the majority of our domestic investment banking operation with the exception of the financing of special purpose acquisition companies (“SPACs”) and the origination and selling of structured products, primarily collateralized loan obligations (“CLOs”). Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), permanent capital vehicles, and managed accounts. As of December 31, 2013, we had approximately $5.7 billion of assets under management (“AUM”) in credit-related fixed income assets in a variety of asset classes including U.S. trust preferred securities, European hybrid capital securities, Asian commercial real estate debt, and mortgage- and asset-backed securities. Most of our AUM, $5.4 billion, or 94.4%, was in CDOs we manage. Our Principal Investing business segment is comprised primarily of our investments in the investment vehicles we manage.

In February 2014, we announced the sale of all of our interests in the Star Asia Group (as defined below) for $20.0 million and a 15% revenue share of certain Star Asia Group management companies, which will last for a period of at least four years. The Star Asia Group includes: our 28% interest in Star Asia Finance, Limited (“Star Asia”); our 100% interest in Star Asia Management Ltd. (“Star Asia Manager”), the manager of Star Asia; our 2.2% interest in Star Asia Japan Special Situations LP (the “Star Asia Special Situations Fund”); our 33.3% interest in Star Asia Advisors, Ltd. (“SAA Manager”), the manager of the Star Asia Special Situations Fund; our 33.3% interest in Star Asia Partners Ltd. (“SAP GP”), the general partner of the Star Asia Special Situations Fund; and our 33.3% interest in Star Asia Capital Management, LLC (“Star Asia Capital Management”), the manager of the entity that owns a portfolio of multifamily residential properties located in Japan. As of December 31, 2013, our interests in the Star Asia Group accounted for 5% of our AUM and over 75% of our Principal Investing portfolio. Going forward, our Principal Investing segment may invest the proceeds of this sale and additional available capital outside of the investment vehicles that we manage.

Financial information concerning our business segments is set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 46 and note 27 to our consolidated financial statements included in this Annual Report on Form 10-K. For more information regarding our geographic locations, see Item. 2 Properties, below, and note 27 to our consolidated financial statements included in this Annual Report on Form 10-K.

Capital Markets

Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services operated through our subsidiaries, JVB in the United States and CCFL in Europe. At the beginning of 2011, we closed our acquisition of JVB Holdings, the parent company of JVB, a Boca Raton, Florida based fixed income broker-dealer that specializes in small size transactions in certificates of deposit (“CDs”), corporate bonds, mortgage-backed securities (“MBS”), structured products, municipal securities, and U.S. government agency securities primarily within the dealer market. In May 2011, we contributed a substantial part of our non-JVB Capital Markets business segment to PrinceRidge, CCPR’s parent company, in exchange for an approximate 70% ownership interest in PrinceRidge, a New York-based financial services firm comprised of an investment banking group and a sales and trading group. During 2012 and 2013, our ownership interest in PrinceRidge increased to 100% with the repurchase of all of PrinceRidge’s minority partner ownership interests therein. PrinceRidge’s investment banking group had specialized in chemicals, consumer and retail, energy, financial institutions, and industrial.  Following the downsizing in the later part of 2013, it began to specialize in the financing of SPACs and the origination and selling of structured products. Through the acquisitions of JVB and PrinceRidge, we acquired highly complementary businesses with little overlap. In the later part of 2013, we made the decision to combine CCPR and JVB into one broker-dealer. The combination was completed in January 2014. As a result, our combined broker-dealer subsidiary in the United States now operates under the JVB brand.  JVB focuses on mortgages, rates, corporate, and structured products in the wholesale and institutional marketplaces, as well as providing financing and advisory services.

Historically, our Capital Markets business segment has included the following U.S. broker-dealers: Cohen & Company Securities, LLC (“CCS”), Cohen & Company Capital Markets, LLC (“CCCM”), CCPR, and JVB. We acquired CCCM in 2010 (formerly known as Fairfax, LLC) primarily to avail ourselves of an existing clearing relationship. In May 2011, CCCM became a wholly-owned subsidiary of PrinceRidge and in February 2012, PrinceRidge merged CCCM into CCPR. CCPR operated under our PrinceRidge subsidiary until the merger with JVB became effective in January 2014. JVB operates under our JVB Holdings subsidiary. CCS was our legacy broker-dealer that was registered under the Exchange Act and was a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”) until it filed a Form BDW in September 2012 seeking to withdraw all of its registrations with the Securities and Exchange Commission and from each jurisdiction in which it was licensed or registered as a securities broker-dealer, as well as its membership in FINRA, the NASDAQ Stock Market, and the International Securities Exchange. CCS’ withdrawal from all such regulatory authorities became effective in November 2012. CCS has conducted no securities-related business activities since May 2011. Currently, JVB is our sole operating U.S. broker-dealer subsidiary. In addition, our European subsidiary, CCFL, is regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom.

Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, asset-backed securities (“ABS”), MBS, residential mortgage-backed securities (“RMBS”), CDOs, CLOs, collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, Small Business Administration loans (“SBA loans”), U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks and, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. We had offered execution and brokerage services for equity derivative products until December 31, 2012, when we sold our equity derivatives brokerage business to a new entity owned by two of our former employees. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition, JVB, formerly CCPR, has a funding desk that acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions through the use of repurchase agreements. In 2012, a trading desk for “to-be-announced” securities (“TBAs”) was established. TBAs are forward mortgage-backed securities whose collateral remain unknown until just prior to the trade settlement. The forward collateral types are exclusively issued by United States government agencies, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”). The objective of the TBA business is to provide liquidity to institutional mortgage originators who hedge their mortgage pipelines. In addition to providing credit for MBS trading lines, JVB offers hedging strategies, trading of specified pools, and financing for qualified originators. The TBA desk offers a wide range of solutions for institutional clients seeking to enhance mortgage pipeline execution and overall portfolio profitability.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, (2) new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging and placing the issuance of newly created debt, equity, and hybrid financial instruments. Our Capital Markets business segment has offices in Boca Raton, Charlotte, Chicago, Houston, Hunt Valley (Maryland), Locust Valley (New York), London, New York, Paris, Philadelphia, and Red Bank (New Jersey).

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

For the better part of a decade, we have actively engaged in the brokering of TruPS and pooled TruPS in the secondary market. However, there has been essentially no new issuance of pooled TruPS since 2007 because the credit market disruption resulted in market yields that are much higher than banks are willing to pay to issue securities into an investment vehicle. However, while new issuance activity closed down, secondary trading volumes initially increased dramatically. A large number of entities were motivated or forced to sell their holdings. Reasons for selling included margin calls on financed assets, hedge fund redemptions, ratings downgrades, warehouse liquidations, and investment vehicles breaching covenants and liquidating. At the same time, investors who had historically invested in the initial issuance of these securities were not as active in the market. We recognized that the conditions that caused increased secondary trading opportunities in the TruPS market also existed in other credit-based fixed income markets including corporate bonds, RMBS, European credit securities, and leveraged finance securities (high yield bonds and leveraged loans).

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from exclusively focusing on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with more diversified revenue streams primarily from trading activity. Over the past several years, we have hired many sales and trading professionals with expertise in areas that complement our core competency in structured credit. In 2011, our acquisitions of JVB and PrinceRidge further expanded our Capital Markets platform. As a result of these acquisitions, offset by subsequent downsizings, our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008, to over 230 professionals in mid-2011, and decreased to approximately 90 professionals as of December 31, 2013. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes, and bolster the service capabilities of our Capital Markets business segment.

Trades in our Capital Markets business segment can be either “riskless” or risk-based. “Riskless trades” are transacted with a customer order in hand, resulting in limited risk to us. “Risk-based trades” involve us owning the securities and thus placing our capital at risk. Such risk-based trading activity may include the use of leverage. In recent years, we began to utilize more leverage in our Capital Markets business segment. We believe that the prudent use of capital to facilitate client orders increases trading volume and profitability. Any gains or losses on securities that we have purchased in the secondary market are recorded in our Capital Markets business segment, whereas any gains or losses on securities that we retained in our sponsored investment vehicles or other principal investments are recorded in our Principal Investing business segment.

Asset Management

Our Asset Management business segment manages assets within a variety of investment vehicles, including CDOs, permanent capital vehicles, managed accounts, and investment funds. We earn management fees for our ongoing asset management services provided to these investment vehicles, which may include fees both senior and subordinate to the securities issued by the investment vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2013, we had $5.7 billion in AUM, of which 94.4%, or $5.4 billion, was in CDOs we manage.

Our AUM increased from $965.8 million at December 31, 2003, to $5.7 billion at December 31, 2013, but has declined year-to-year since 2007. AUM refers to assets under management, and equals the sum of: (1) the gross assets included in the CDOs that we have sponsored and/or manage; plus (2) the net asset value (“NAV”) of the permanent capital vehicles and investment funds we manage; plus (3) the NAV of other managed accounts. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.

As of December 31, 2013, we had four subsidiaries that act as collateral managers and investment advisors to the CDOs that we manage. With the exception of CCFL, these entities are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). CCFL is regulated by the FCA.

Subsidiary	Product Line	Asset Class
Cohen & Company Financial Management, LLC	Alesco	Bank and insurance TruPS, subordinated debt of primarily U.S. companies

Dekania Capital Management, LLC	Dekania U.S., Dekania Europe 1 & 2	Bank and insurance TruPS, subordinated debt of primarily European companies

CCFL	Munda (formerly Neptuno III), Dekania Europe 3, Xenon	Corporate loans, broadly syndicated leverage loans, bank and insurance TruPS and subordinated debt, commercial real estate debt of primarily European companies

Cira SCM, LLC	Kleros, Libertas, Scorpius	ABS

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

The chart below shows changes in our AUM by product line for the last five years.

	2009	2010	2011	2012	2013
	(Dollars in millions)
Alesco (1)	$ 7,110	$ 2,845	$ 2,609	$ 2,623	$ 2,716
Dekania U.S.	615	604	543	514	463
Dekania Europe (2) (3)	1,570	1,423	1,346	975	984
Kleros (4) (5)	5,308	3,955	2,533	1,114	353
Libertas (4) (5)	86	76	20	21	10
Munda (2) (6)	881	827	809	805	851

Total CDO AUM	15,570	9,730	7,860	6,052	5,377
Permanent Capital Vehicles, Investment Funds and Other (7)	636	589	203	274	318

Total AUM	$ 16,206	$ 10,319	$ 8,063	$ 6,326	$ 5,695

(1)On July 29, 2010, we completed the sale of our Alesco X-XVII contracts to an unrelated third party. For more information see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 46.

(2)Dekania Europe and Munda portfolios are denominated in Euros. For purposes of the table above they have been converted to U.S. dollars at the prevailing exchange rates at the points in time presented.

(3)During the third quarter of 2012, we resigned as asset manager of the Xenon deal and agreed to forego certain collateral manager rights that were unique to this CDO, related to the auction provisions.

(4)On March 29, 2011, we completed the sale of our investment advisory agreements relating to a series of closed-end distressed debt funds, known as the Deep Value funds, and certain separately managed accounts to a new entity owned by two of our former employees, known as Strategos Capital Management, LLC. At the same time, we changed the name of our wholly owned subsidiary that previously served as the investment advisor from Strategos Capital Management, LLC to Cira SCM, LLC. This entity still serves as the collateral manager for three Kleros deals and one Libertas deal. In connection with the transaction, we entered into a sub-advisory agreement to employ Strategos Capital Management, LLC to render advice and assistance with respect to collateral management services to the Kleros and Libertas portfolios.

(5)During the second half of 2013, we resigned as collateral manager of one of the Kleros deals and two of the Libertas deals. For the Kleros deal, our resignation was effective in August 2013. For the Libertas deals, our resignation from one deal was effective in February 2014 and our resignation from the other deal is pending and expected to become effective during the first half of 2014.

(6)Prior to August 2012, we served only as the junior manager of the Munda CLO and we shared the management fees equally with the lead manager. In August 2012, we became lead manager (and remained as junior manager). Subsequent to becoming the lead manager, we earn all of the management fees related to the Munda CLO.

(7)In February 2014, we announced the completion of the sale of our ownership interests in the Star Asia Group, which accounted for $282 million of our AUM as of December 31, 2013. See note 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

CDO Asset Class:

A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. We have originated assets for, served as co-placement agent for, and continue to manage this type of investment vehicle, which is generally structured as a trust or other special purpose vehicle. In addition, we invested in some of the debt and equity securities initially issued by certain CDOs, gains and losses of which are part of our Principal Investing business segment.

The credit crisis caused available liquidity, particularly through CDOs and other types of securitizations, to decline precipitously. Our ability to accumulate assets for securitization effectively ended with the market disruption. We securitized $14.8 billion of assets in 16 trusts during 2006; $17.8 billion of assets in 16 trusts during 2007; $400 million of assets in one trust during 2008; and zero assets in zero trusts during 2009 through 2013.

These structures can hold different types of securities. Historically, we have focused on the following asset classes: (1) United States and European bank and insurance TruPS and subordinated debt; (2) United States ABS, such as MBS and commercial real estate loans; (3) United States corporate loans; and (4) United States obligations of non-profit entities.

We generate asset management revenue for our services as asset manager. Many of our sponsored CDOs, particularly those where the assets are bank TruPS and ABS, have experienced asset deferrals, defaults, and rating agency downgrades that reduce our management fees. In 16 out of 19 of our ABS deals, the extent of the deferrals, defaults, and downgrades caused credit-related coverage tests to trigger an event of default. Under an event of default, the senior debt holders in the structure can generally force a liquidation of the entity. To date, 13 of our ABS structures have been liquidated following an event of default. In addition, all of the bank TruPS structures we manage and all of the ABS structures we manage have experienced high enough levels of deferrals, defaults, and downgrades to reduce our subordinated management fees to zero. In a typical structure, any failure of a covenant coverage test redirects cash flow to pay down the senior debt until compliance is restored. If compliance is eventually restored, the entity will resume paying subordinated management fees to us, including those that accrued but remained unpaid during the period of non-compliance.

A description of each of our CDO product lines is set forth below.

Alesco, Dekania, and Xenon. Cohen & Company Financial Management, LLC manages our Alesco platform. Dekania Capital Management, LLC manages the first four Dekania deals that were issued, which include both Dekania U.S. (denominated in U.S. dollars) and Dekania Europe (denominated in Euros) structures. CCFL manages the last Dekania Europe and managed the only Xenon product line that was issued until August 2012 when CCFL resigned as manager of the Xenon product line and agreed to forego certain collateral manager rights; both of these deals are/were Euro-denominated. From September 2003 through December 31, 2013, we originated or placed approximately $11.9 billion in subordinated financing in the form of TruPS and surplus notes issued by banks, bank holding companies, thrift holding companies, and insurance companies in the United States and Europe. As of December 31, 2013, we managed nine Alesco deals, two Dekania U.S. deals, and three Dekania Europe deals. We have five professionals who are primarily focused on these programs.

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

Our aggregate Alesco, Dekania, and Xenon AUM have increased from approximately $965.8 million as of December 31, 2003, to approximately $4.2 billion as of December 31, 2013, but has declined year-to-year since 2007.

Kleros/Libertas/Scorpius. Cira SCM, LLC manages our MBS and ABS program. We have completed 13 deals under the Kleros and Kleros Real Estate brand names, collateralized by high grade RMBS (generally backed by securities initially rated single A or higher). We have also completed five deals under the Libertas brand name, collateralized by mezzanine grade ABS (generally backed by securities initially rated BBB on average), and one deal under the Scorpius brand name, collateralized by synthetic mezzanine grade ABS (generally backed by synthetic or credit default swap securities). During 2008, as a result of turmoil in the credit markets and the real estate sector in particular, one of the Kleros Real Estate and two of the Libertas deals were liquidated. In 2009, the one Scorpius deal and one of the Kleros deals were liquidated. In 2011, two of the Kleros Real Estate deals, one of the Kleros deals, and one of the Libertas deals were liquidated. In 2012, one of the Kleros Real Estate deals and three of the Kleros deals were liquidated. In 2013, we resigned as collateral manager of one of the Kleros deals and transferred the management agreement to an unrelated third party. In 2013, we resigned as collateral manager of two of the Libertas deals and transferred one management agreement to an unrelated third party in early 2014 and expect to transfer the other management agreement to an unrelated third party during the first half of 2014. In early 2014, we still manage three Kleros deals and one Libertas deal.

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

In general, our Kleros and Libertas deals have the following terms. We receive senior management fees. All of the subordinate management fees have been deferred with no potential for collection, and there is no potential for incentive fees. Typically, we cannot be removed as manager without cause. We can be removed as manager for cause if 66.7% of the controlling class of note holders or a majority of equity holders vote to remove us. In general, cause includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution, as well as an event of default. Certain of the deals have a reinvestment period after closing, which ranges from three to five years, during which the manager may sell and purchase collateral for the portfolio; such reinvestment period is terminated upon the occurrence of an event of default. Typically, there is a three or four year non-call period for the equity holders. Once this non-call period expires, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. In seven or eight years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction for the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the notes and all expenses. There is no protection for equity holders in an auction call. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. The securities mature 40 to 45 years from closing. An event of default will occur if certain credit covenant ratios drop below specific levels. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable. As of December 31, 2013, only two of our Kleros deals and one of our Libertas deals have not yet triggered an event of default. AUM in our Kleros, Libertas, and Scorpius product lines increased from $996.0 million as of December 31, 2005, to $24.3 billion as of December 31, 2007, reflecting a compound annual growth rate of 394%. This period of rapid growth was driven by high levels of home price appreciation as well as the loosening of mortgage underwriting standards which generated record mortgage origination volume. In 2007, many regions of the country started reporting declining home prices. The aggressive underwriting standards and declining home prices led to higher than anticipated delinquencies, defaults, and losses. AUM declined to $363 million as of December 31, 2013.

Munda. CCFL acts as lead and junior investment manager to Munda CLO I B.V. (f/k/a Neptuno CLO III B.V.) (“Munda I”), a limited liability company incorporated under the laws of the Netherlands. In September 2012, CCFL assumed the lead investment management role from a large European bank. In conjunction with assuming the lead investment management role, CCFL hired a team of ten asset management professionals who are located in Madrid, Spain. Munda I is comprised of European broadly syndicated corporate loans. Munda I was initially securitized in December 2007.

In general, Munda I has the following terms. We receive senior and subordinate management fees, and there is no potential to earn incentive fees. We cannot be removed as investment manager without cause. We can be removed as investment manager for cause if 66.7% of the senior note holders and 66.7% of the equity holders vote to remove us. Cause includes unremedied violations of the collateral management agreement or trust deed, breach of the collateral management agreement that is not cured within 30-60 days, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution, and certain key man provisions. There is a six year reinvestment period after closing during which the manager may sell and purchase collateral for the deal. After the last day of the reinvestment period, collateral principal collections will be applied to pay down the notes sequentially. There is a three year non-call period for the equity holders. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as the liquidation of collateral generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. Any failure of over-collateralization coverage tests redirects interest to pay down notes until compliance is restored. Any failure of interest diversion tests during the reinvestment period redirects interest to purchasing collateral until compliance is restored. The maturity of the securities is 17 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.

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

EuroDekania

EuroDekania (Cayman) Ltd. (“EuroDekania”) is a Cayman Islands exempted company that is externally managed by CCFL. In December 2013, as a cost savings measure, EuroDekania was restructured from a Guernsey closed end fund to a Cayman Islands exempted company. CCFL is entitled to receive an annual management fee of 0.50% of the gross equity of EuroDekania. This management fee is reduced, but not below zero, by EuroDekania’s proportionate share of the amount of any CDO collateral management fees that are paid to CCFL and its affiliates in connection with EuroDekania’s investment in CDOs managed by CCFL based on the percentage of equity EuroDekania holds in such CDOs. CCFL has not received any management fee since 2008, when EuroDekania invested in Munda I. EuroDekania invests in hybrid capital securities of European banks and insurance companies, commercial mortgage backed securities (“CMBS”), RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds. EuroDekania began operations in March 2007 when it raised approximately €218 million in net proceeds from a private offering of securities, of which we invested €5.3 million. In addition, we made follow-on investments in EuroDekania through secondary trades of $0.3 million in August 2010, $0.4 million in May 2011, $0.1 million in June 2011, $15 thousand in November 2012, and $1.0 million in December 2013.

Our Vice Chairman (formerly our Chairman and Chief Executive Officer), Daniel G. Cohen, served as one of five members of the board of directors of EuroDekania until December 18, 2013 when EuroDekania and its board of directors were restructured. Currently, there is only one director of EuroDekania.  As of December 31, 2013, we owned approximately 17% of EuroDekania’s outstanding shares, which were valued at $4.2 million. At December 31, 2013, EuroDekania had an estimated NAV of $24.8 million.

MFCA / Tiptree

Muni Funding Company of America, LLC (“MFCA”) was a Delaware limited liability company that we managed until March 18, 2009. Under the MFCA management agreement, we received an annual management fee of 0.50% of MFCA’s equity.  MFCA primarily invested in securities exempt from United States federal income taxes directly or through structured tax-exempt pass-through vehicles which are similar in nature to CDOs, as well as other structured credit entities. MFCA began operations in June 2007 when it raised approximately $159 million of net proceeds from a private offering of securities, of which we invested $5.0 million. In June 2009, MFCA completed a rights offering in which we invested $0.6 million.

In February 2009, a new shareholder obtained a controlling interest in MFCA and requested that our management agreement with MFCA be assigned to a new management company controlled by the new majority shareholder. On March 18, 2009, we assigned the MFCA management agreement to that new management company.

In June 2011, MFCA was merged into Tiptree Financial Partners, L.P. (“Tiptree”). In mid-2013, Tiptree completed a transaction with its publicly-traded, majority-owned subsidiary, Care Investment Trust Inc., which combined their businesses into a single operating company. In connection with the closing of this transaction, the company, formerly known as Care Investment Trust Inc., changed its name to “Tiptree Financial Inc.”  Tiptree Financial Inc. (“Tiptree Inc.”) (NASDAQ: TIPT), a Maryland corporation, is a diversified financial services holding company that was organized in 2007 and primarily focuses on the acquisition of majority control equity interests in financial services businesses.

Our Vice Chairman (formerly our Chairman and Chief Executive Officer), Daniel G. Cohen, served as a member of the board of directors of MFCA until June 23, 2011, and our former President and current member of our Board of Directors, Christopher Ricciardi, served as a member of the board of directors of MFCA until March 18, 2009. As of December 31, 2013, we owned approximately 1% of Tiptree’s outstanding shares, which were valued at $2.3 million.

Star Asia

Star Asia Finance, Limited (“Star Asia”) is a Guernsey closed end fund that is externally managed by Star Asia Manager, which was a 50/50 joint venture between us and Star Asia Mercury LLC (formerly, Mercury Partners, LLC), a third party real estate investment management company, until March 1, 2013 when it became wholly-owned by our subsidiary Cohen Asia Investments, Ltd. Prior to March 1, 2013, Star Asia Manager was one of our equity method affiliates, and thereafter it was one of our consolidated subsidiaries.

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

Our Vice Chairman (formerly our Chairman and Chief Executive Officer), Daniel G. Cohen, was one of three members of the board of directors of Star Asia until February 20, 2014. As of December 31, 2013, we owned approximately 28% of Star Asia’s outstanding shares, which were valued at $17.1 million. At December 31, 2013, Star Asia had a NAV of $110.0 million.

In February 2014, we announced the completion of the sale all of our ownership interests in the Star Asia Group, which included our interests in Star Asia and Star Asia Manager.

Managed Accounts:

We provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management services primarily to European family offices, high net worth individuals, and asset managers. The investment focus is on CDO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts was $35.8 million at December 31, 2013.

In addition, our Kleros and Libertas CDO team provided investment management services to a state’s retirement system and a third party asset manager for portfolios of mortgage securities until March 29, 2011 when we completed the sale of the investment advisory agreements. For these services, we were paid annual management fees of 0.5% to 1.5% of the net asset value of the aggregate AUM.

Investment Funds:

Star Asia SPV

In March 2010, Star Asia raised approximately $19.6 million in net proceeds in a rights offering through the Star Asia Special Purpose Vehicle (“Star Asia SPV”), of which we invested $4.1 million. Star Asia SPV was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s March 2010 rights offering. Investors in Star Asia’s March 2010 rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV were entitled to receive investment returns on the assets held in Star Asia SPV up to an agreed upon maximum. During the second quarter of 2013, we received our maximum investment return from Star Asia SPV and we no longer have an ownership interest in the entity. Any returns above the agreed upon maximum will be remitted back to Star Asia. Star Asia SPV is externally managed by Star Asia Manager and is in the process of liquidating.

Star Asia Opportunity

In August 2011, approximately $14.7 million in proceeds were raised in an equity offering through Star Asia Opportunity, LLC (“Star Asia Opportunity”), of which we invested $4.1 million. Star Asia Opportunity was formed to partially finance the acquisition of seven real estate properties in Tokyo, Japan. As of December 31, 2013, all seven of such real estate properties had been sold. Star Asia Capital Management serves as external manager to Star Asia Opportunity and charges Star Asia Opportunity an annual management fee of 1.25% of equity. As of December 31, 2013, we owned approximately 28% of Star Asia Opportunity’s outstanding equity interests, which were carried at $17 thousand. It is anticipated that Star Asia Opportunity will be fully liquidated during 2014 upon settlement of residual expenses and that any excess cash will be returned to the equity holders.

Star Asia Opportunity II

In August 2012, approximately $23.1 million in proceeds were raised in an equity offering through Star Asia Opportunity II, LLC (“Star Asia Opportunity II”), of which we invested $4.7 million. Star Asia Opportunity II was formed to finance the acquisition of one real estate property in Japan. Prior to December 20, 2012, we owned 20% of Star Asia Opportunity II. On December 20, 2012, Star Asia Opportunity II was reorganized. During the reorganization, we monetized a portion of our investment in Star Asia Opportunity II and a portion of Star Asia Opportunity II’s underlying assets were contributed into a new Japanese investment fund. Pursuant to the reorganization, we received $2.5 million in cash and a 6% interest in the Star Asia Special Situations Fund. Star Asia Capital Management served as external manager to Star Asia Opportunity II and charged Star Asia Opportunity II an annual management fee of 1.25% of equity. As of December 31, 2013, we no longer had an investment in Star Asia Opportunity II. Star Asia Opportunity II still exists and is owned by two unrelated third parties, and its only asset is an investment in a sub fund, Star Asia Japan Special Situations Sub LP, an entity jointly owned by Star Asia Opportunity II and the Star Asia Special Situations Fund. In February 2014, we announced the completion of the sale of our ownership interests in the Star Asia Group, which included the Star Asia Special Situations Fund.

The Star Asia Special Situations Fund

In December 2012, we, along with two other parties, sponsored the creation of a new investment fund, the Star Asia Special Situations Fund. The Star Asia Special Situations Fund is an investment fund that primarily invests in real estate and securities backed by real estate in Japan. In particular, the focus is on stressed or defaulted Japanese commercial real estate securitized debt and equity with one or more of the following characteristics: (i) commercial mortgage-backed securities, A-notes, B-notes, mezzanine loans, whole loans, convertible debt, unsecured debt, preferred equity, direct equity or partnership units, (ii) defaulted or a high likelihood of defaulting within two years, (iii) motivated sellers (resulting from regulatory, liquidity, or fund maturity issues), (iv) clearly defined control rights, (v) a controlling class, and/or (vi) fully disclosed transaction documents. The Star Asia Special Situations Fund is a closed end fund that does not offer investor redemptions. It has an initial life of three years, which can be extended under certain circumstances. SAP GP serves as the general partner for the Star Asia Special Situations Fund and SAA Manager serves as the external manager of the Star Asia Special Situations Fund. As of December 31, 2013, we owned approximately 2.2% of the Star Asia Special Situations Fund, 33.3% of SAP GP, and 33.3% of SAA Manager. As of December 31, 2013, the estimated NAV of the Star Asia Special Situations Fund was $157.2 million and our investment was valued at $2.7 million. In February 2014, we announced the completion of the sale of our ownership interests in the Star Asia Group, which included the Star Asia Special Situations Fund, SAP GP, and SAA Manager.

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

We earned management fees through our ownership interest in SAA Manager, which were based on the realized NAV of the Star Asia Special Situations Fund. As described above, we could have earned carried interest based on the performance of the Star Asia Special Situations Fund. The Star Asia Special Situations Fund has an expected term of three years from the initial closing, but can be extended for one year by SAP GP. In addition, in 2013 we earned $0.2 million of investment returns on our investment in the Star Asia Special Situations Fund through our Principal Investing business segment.

Our investments in the Star Asia Special Situations Fund, SAP GP, and SAA Manager were included in the sale of our ownership interests in the Star Asia Group that was completed in February 2014 as discussed above. As part of the sale of the Star Asia Group, we will receive a 15% revenue share of revenues generated by SAA Manager, Star Asia Capital Management, and SAP GP, as well as management fees or incentive fees generated by certain affiliated entities. This revenue share will last for a period of at least four years.

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

The general terms of investments in Brigadier included a minimum initial capital contribution of $500,000, a one-year lock-up period, quarterly redemptions after the lock-up period upon 90 days’ notice, capital contributions accepted on the first business day of each quarter, no restrictions on the amount of leverage utilized, a 2.0% annual management fee paid quarterly, a 20% annual incentive fee on the excess net capital appreciation after deducting management fees payable only if the net capital is above its high water mark, and quarterly reporting requirements.

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

Principal Investing

Our Principal Investing business segment has historically been comprised of investments in the investment vehicles we manage, as well as investments in certain other structured products, and the related gains and losses that they generate. After the sale of our interests in the Star Asia Group as discussed above, our Principal Investing portfolio is primarily comprised of our investments in EuroDekania and MFCA/Tiptree. In the future, we may focus our investing activity on products that we do not manage.

Investments in Permanent Capital Vehicles:

EuroDekania. We made an initial investment of €5.3 million in EuroDekania in its initial private offering of securities in March 2007. In August 2010, May 2011, June 2011, November 2012, and December 2013, we purchased an additional $0.3 million, $0.4 million, $0.1 million, $15 thousand, and $1.0 million, respectively, in secondary trades. In addition to changes in the NAV of the entity, the value of our investment is impacted by changes in the U.S. dollar-Euro currency exchange rate due to the fact that our investment in EuroDekania is denominated in Euros. During 2013, we recorded $1.2 million of investment gains on our investment in EuroDekania. As of December 31, 2013, we owned approximately 17% of EuroDekania, and our 2.4 million shares of EuroDekania were valued at $4.2 million.

MFCA/Tiptree. We made an initial investment of $5.0 million in MFCA in its initial private offering of securities in June 2007 and a follow-on investment of $0.6 million in its rights offering in June 2009. In June 2011, MFCA was merged into Tiptree Financial Partners, LP. In mid-2013, Tiptree Financial Partners, LP completed a transaction with its publicly-traded, majority-owned subsidiary, Care Investment Trust Inc., which combined their businesses into a single operating company. In connection with the closing of this transaction, the company, formerly known as Care Investment Trust Inc., changed its name to Tiptree, Inc. (NASDAQ: TIPT), a Maryland corporation, is a diversified financial services holding company that was organized in 2007, and primarily focuses on the acquisition of majority control equity interests in financial services businesses. During 2013, we recorded $0.6 million of investment losses on our investment in MFCA/Tiptree. As of December 31, 2013, we owned approximately 1% of Tiptree, and our 310,950 shares of Tiptree were valued at $2.3 million.

Star Asia. We made an initial investment of $10.0 million in Star Asia in its initial private offering of securities in March 2007. We also made follow-on investments in its rights offerings in April 2008 and March 2010, in the amounts of $7.0 million and $1.3 million, respectively. In addition, we made follow-on investments through secondary trades of $0.4 million in 2008, $0.1 million in 2009, $4.5 million in 2010, $0.4 in 2011, and $0.1 million in 2012. During 2013, we recorded $13.1 million of investment losses on our investment in Star Asia, of which $7.6 million was attributable to foreign exchange losses due to the weakening of the Japanese Yen. As of December 31, 2013, we owned approximately 28% of Star Asia and our 4.6 million shares of Star Asia were valued at $17.1 million, or $3.74 per share. During 2010, 2012, and 2013 we put in place Japanese Yen-based forward contracts to partially hedge fluctuations in the investment value of Star Asia. The 2010 forward contracts were terminated in October 2011, the 2012 forward contracts were terminated in November 2012, and the 2013 forward contracts we terminated in early 2014. We recorded $0.3 million of investment gains related to our investment in these forward contracts during 2013. Our investment in Star Asia was included in the sale of our ownership interests in the Star Asia Group that was completed in February 2014, as discussed above. Currently, we have no exposure to Japanese Yen-based currency fluctuation.

Investment in Investment Funds:

Star Asia Special Situations Fund. The Star Asia Special Situations Fund was created in December 2012 through the reorganization of Star Asia Opportunity II. As part of the reorganization of Star Asia Opportunity II, we received an interest in the Star Asia Special Situations Fund, the value of which was impacted by the fund’s returns and distributions. As it is a closed-end fund, investors in the Star Asia Special Situations Fund do not have redemption rights. At December 31, 2013 the Star Asia Special Situations Fund had an estimated NAV of $157.2 million. As of December 31, 2013, our 2.2% interest in the Star Asia Special Situations Fund had a carrying value of approximately $2.7 million. During 2013, we recorded $0.2 million of investment gains on our investment in the Star Asia Special Situations Fund. Our investment in the Star Asia Special Situations Fund was included in the sale of our ownership interests in the Star Asia Group that was completed in February 2014, as discussed above.

Other Investments:

Investments in Equity Method Affiliates. Our investments that are classified as equity method affiliates include: Star Asia Manager, Star Asia SPV, Star Asia Opportunity, Star Asia Capital Management, Star Asia Opportunity II, SAA Manager, SAP GP,

Deep Value GP, and Deep Value GP II. For a discussion of equity method affiliates accounting see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 46.

•Star Asia Manager. On March 1, 2013, we obtained 100% voting control of Star Asia Manager, which serves as external manager to Star Asia, and began consolidating the entity. As of the date of consolidation and as of December 31, 2013, Star Asia Manager was no longer classified as an equity method affiliate. Prior to March 1, 2013, we and our joint venture partner, Star Asia Mercury LLC (formerly Mercury Partners LLC), each owned 50% of Star Asia Manager. Therefore, the value of our investment in Star Asia Manager changed by 50% of Star Asia Manager’s net income or loss. In addition, our investment in Star Asia Manager was included in the sale of our ownership interests in the Star Asia Group that was completed in February 2014.

•Star Asia SPV. Our investment in the Star Asia rights offering in March 2010 was made through a special purpose entity, Star Asia SPV. The equity interest holders of Star Asia SPV were entitled to receive investment returns on the assets held in Star Asia SPV up to an agreed upon maximum. During the second quarter of 2013, we received our maximum investment return from Star Asia SPV and we no longer have an ownership interest in the entity. Star Asia SPV is externally managed by Star Asia Manager and is in the process of liquidating.

•Star Asia Opportunity. In August 2011, Star Asia Opportunity was capitalized through a $14.7 million equity offering. Currently, Star Asia Opportunity is in the process of winding down and its only asset is cash. As of December 31, 2013, Star Asia Opportunity had an estimated net asset value (“NAV”) of approximately $60 thousand. We own approximately 28% of Star Asia Opportunity. As of December 31, 2013, our investment in Star Asia Opportunity had a carrying value of $17 thousand.

•Star Asia Capital Management. We had an investment in Star Asia Capital Management, which serves as external manager to Star Asia Opportunity and served as the external manager to Star Asia Opportunity II, until the sale of our ownership interests in the Star Asia Group was completed in February 2014. We owned 33.3% of Star Asia Capital Management. Therefore, the value of our investment in Star Asia Capital Management changed by 33.3% of Star Asia Capital Management’s net income or loss. As of December 31, 2013, our investment in Star Asia Capital Management had a carrying value of $(81) thousand.

•Star Asia Opportunity II. In August 2012, Star Asia Opportunity II was capitalized through a $23.1 million equity offering. Prior to December 20, 2012, we owned 20% of Star Asia Opportunity II. On December 20, 2012, Star Asia Opportunity II was reorganized. During the reorganization, we monetized a portion of our investment in Star Asia Opportunity II and a portion of Star Asia Opportunity II’s underlying assets were contributed into the new Star Asia Special Situations Fund. In connection with the reorganization, we received $2.5 million in cash and an interest in the Star Asia Special Situations Fund. As of December 31, 2013, we no longer had an investment in Star Asia Opportunity II. Star Asia Opportunity II still exists and is owned by two unrelated third parties, and its only asset is an investment in a sub fund, Star Asia Japan Special Situations Sub LP, an entity jointly owned by Star Asia Opportunity II and the Star Asia Special Situations Fund.

•SAA Manager. We owned 33.3% of SAA Manager.  SAA Manager serves as external manager to the Star Asia Special Situations Fund. Therefore, the value of our investment in SAA Manager changed by 33.3% of SAA Manager’s net income or loss. As of December 31, 2013, our investment in SAA Manager had a carrying value of $12 thousand. Our investment in SAA Manager was included in the sale of our ownership interests in the Star Asia Group that was completed in February 2014.

•SAP GP. We owned 33.3% of SAP GP.  SAP GP is the general partner of the Star Asia Special Situations Fund. Therefore, the value of our investment in SAP GP changed by 33.3% of SAP GP’s net income or loss. As of December 31, 2013, we had not recognized any income or loss related to SAP GP. Our investment in SAP GP was included in the sale of our ownership interests in the Star Asia Group that was completed in February 2014.

•Deep Value GP. We served as external manager of the first two Deep Value funds and we owned 50% of the general partner of the onshore and offshore feeder funds of the first two Deep Value funds (the “Deep Value GP”). Therefore, the value of our investment in Deep Value GP changed by 50% of Deep Value GP’s net income or loss. We made an initial investment in Deep Value GP of $0.1 million in May 2008. The first two Deep Value funds were fully liquidated and the Deep Value GP made its final liquidation payment in 2013 after all expenses had been paid. As of December 31, 2013, we no longer had an investment in Deep Value GP.

•Deep Value GP II. We served as external manager of the third Deep Value fund and we owned 40% of the general partner of the offshore feeder fund of the third Deep Value fund (the “Deep Value GP II”). Therefore, the value of our investment in Deep Value GP II changed by 40% of Deep Value GP II’s net income or loss. The third Deep Value fund was fully liquidated and the Deep Value GP II made its final liquidation payment in 2013 after all expenses were paid. As of December 31, 2013, we no longer had an investment in Deep Value GP II.

Investments in CDO and Other Securities. We have invested in various original issuance securities of the deals we have sponsored and certain other deals that we have not sponsored. We have also received options or warrants in publicly traded securities as payment for certain investment banking services that we have provided. In addition, upon the closing of the Merger, we assumed ownership of the investments that AFN had made prior to the closing of the Merger. As of December 31, 2013, we had approximately $0.4 million in fair value of these CDO and other securities.

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

Investments in Publicly Traded Equity Securities. In March 2005, we sponsored the formation of Taberna. Taberna was a separate company through which we spun off our business of originating TruPS primarily issued by REITs and sponsoring and managing investment vehicles collateralized by those assets. We did not manage Taberna. In December 2006, Taberna was acquired by RAIT Financial Trust, a publicly-traded REIT (NYSE: RAS). Our Vice Chairman (formerly our Chairman and Chief Executive Officer), Daniel G. Cohen, is the former Chief Executive Officer and was a trustee of RAIT until he resigned from these positions on February 26, 2010. We sold our 510,434 common shares of RAIT in March 2010.

Employees

As of December 31, 2013, we employed a total of 148 full time professionals and support staff. This number includes 37 employees of our PrinceRidge (now JVB) subsidiary, 52 employees of our JVB subsidiary, 19 employees of our European Capital Markets business segment, 23 employees of our Asset Management business segment, 2 employees of our Principal Investing business segment, and 15 employees of our support services group. Upon the completion of the sale of our ownership interests in the Star Asia Group in February 2014, our total number of employees decreased by eight employees. JVB and PrinceRidge were merged effective January 31, 2014.  Incorporated in the total number of IFMI employees as of December 31, 2013 is the previously announced 20% workforce reduction related to the merger of JVB and PrinceRidge.  These reductions occurred in October 2013. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other securities firms. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms or investment firms. Lester R. Brafman and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2014 Annual Meeting of Stockholders.

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

Competition is intense for the recruitment and retention of experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and motivate our existing professionals and attract new professionals. See “Item 1A — Risk Factors” beginning on page 21.

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

As of December, 31, 2013, our regulated subsidiaries include: CCPR and JVB, each of which is a registered broker-dealer regulated by FINRA and subject to oversight by the Securities and Exchange Commission (“SEC”); CCFL (previously known as EuroDekania Management Limited), a U.K. company regulated by the FCA; and Cohen & Company Financial Management, LLC, Dekania Capital Management, LLC, and Cira SCM, LLC, each of which is a registered investment advisor regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

The United States and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders and/or the suspension or expulsion of a broker-dealer or its directors, officers or employees. See “Item 1A — Risk Factors” beginning on page 21.

United States Regulation. As of December 31, 2013, JVB and CCPR were registered as broker-dealers with the SEC, were licensed to conduct business, and are members of and regulated by FINRA. Subsequent to the merger of JVB and CCPR, JVB is the only broker-dealer that is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers and employees. FINRA has the power to expel, fine and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as broker-dealers in certain states, requiring us to comply with the laws, rules and regulations of each state in which a broker-dealer subsidiary is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

In July 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures and intensifies regulation in the financial services industry, with provisions that include, among other things, the creation of a new systemic risk oversight body  (i.e., the Financial Stability Oversight Council), expansion of the authority of existing regulators, increased regulation of and restrictions on OTC derivatives markets and transactions, broadening of the reporting and regulation of executive compensation, expansion of the standards for market participants in dealing with clients and customers, and regulation of fiduciary duties owed by municipal advisors or conduit borrowers of municipal securities. In addition, Section 619 of the Dodd-Frank Act (known as the “Volker Rule”) and section 716 of the Dodd-Frank Act (known as the “swaps push-out rule”) limit proprietary trading of certain securities and swaps by certain banking entities. Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are banks or entities affiliated with banks and will be subject to these restrictions.  These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets.  Further, the Dodd-Frank Act as a whole and the intensified regulatory environment will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition and results of operations.  We will continue to monitor all applicable developments in the implementation of Dodd-Frank and expect to adapt successfully to any new applicable legislative and regulatory requirements.

Foreign Regulation. Our U.K. subsidiary, CCFL, is authorized and regulated by the FCA. CCFL has FCA permission to carry on the following activities: (1) advising on investments; (2) agreeing to carry on a regulated activity; (3) arranging (bringing about) deals in investments; (4) arranging safeguarding and administration of assets; (5) dealing in investments as agent; (6) dealing in investments as principal; (7) making arrangements with a view to transactions in investments; and (8) managing investments. An overview of key aspects of the U.K.’s regulatory regime, which apply to CCFL, is set out below.

Ongoing regulatory obligations. As an FCA regulated entity, CCFL is subject to the FCA’s ongoing regulatory obligations, which cover the following wide-ranging aspects of its business:

Threshold conditions: The FCA’s Threshold Conditions Sourcebook sets out five conditions which all U.K. authorized firms, including CCFL, must satisfy in order to become and remain authorized by the FCA. These relate to having adequate legal status, an appropriate location for the firm’s registered or head office, fit and proper links, adequate financial and non-financial resources, and the suitability to be and to remain authorized.

Principles for Businesses: CCFL is expected to comply with the FCA’s high-level principles, set out in the Principles for Businesses Sourcebook (the “Principles”). The Principles govern the way in which a regulated firm conducts business and include obligations to conduct business with integrity, due skill, care and diligence, to have appropriate regard for customers’ interests, to ensure adequate and appropriate communication with clients, and to ensure appropriate dialogue with regulators (both in the U.K. and overseas).

Systems and controls: One of the FCA’s Principles requires a regulated firm to take reasonable care to organize and control its affairs responsibly and effectively, with adequate risk management systems. Consequently, the FCA imposes overarching responsibilities on the directors and senior management of a regulated firm. The FCA ultimately expects the senior management of a regulated firm to take responsibility for determining what processes and internal organization are appropriate to its business. Key requirements in this context include the need to have adequate systems and controls in relation to: (1) senior management arrangements and general organizational requirements; (2) compliance, internal audit and financial crime prevention; (3) outsourcing; (4) record keeping; and (5) managing conflicts of interest.

Conduct of business obligation. The FCA imposes conduct of business rules which set out the obligations to which regulated firms are subject in their dealings with clients and potential clients. CCFL has FCA permission to deal only with eligible counterparties and professional clients in relation to the regulated activities it conducts. The detailed level of the conduct of business rules with which CCFL must comply is dependent on the categorization of its clients, which should be considered in the context of the regulated activity being performed. These rules include requirements relating to the type and level of information which must be provided to clients before business is conducted with or for them, the regulation of financial promotions, procedures for entering into client agreements, obligations relating to the suitability and appropriateness of investments and rules about managing investments and reporting to clients.

Reporting. All authorized firms in the U.K. are required to report to the FCA on a periodic basis. CCFL’s reporting requirements are based on its scope of permissions. The FCA will use the information submitted by CCFL to monitor it on an ongoing basis. There are also high level reporting obligations under the Principles, whereby CCFL is required to deal with the FCA and other regulators in an open and co-operative way and to disclose to regulators appropriately anything relating to it of which the regulators would reasonably expect notice.

FCA’s enforcement powers. The FCA has a wide range of disciplinary and enforcement tools which it can use should a regulated firm fail to comply with its regulatory obligations. The FCA is not only able to investigate and take enforcement action in respect of breaches of FCA rules, but also in respect of insider dealing and market abuse offenses and breaches of anti-money laundering legislation. Formal sanctions vary from public censure to financial penalties to cancellation of an authorized firm’s permissions or withdrawal of an approved person’s approval.

Financial resources. One of the FCA’s Principles requires a regulated firm to maintain adequate financial resources. Under the FCA rules, the required level of capital depends on CCFL’s prudential categorization, calculated in accordance with the relevant FCA rules. A firm’s prudential categorization is loosely based on the type of regulated activities which it conducts, as this in turn determines the level of risk to which a firm is considered exposed. CCFL is classified as a full scope BIPRU 730K Investment firm. In broad terms, this means that it would be subject to a base capital requirement of the higher of (1) €730,000; or (2) its credit risk plus its market risk plus its operational risk. There are also detailed ongoing regulatory capital requirements applicable to a regulated firm, including those relating to limits on large exposures, and settlement and counterparty risk, client monies and client relationships.

Anti-money laundering requirements. A U.K. financial institution is subject to additional client acceptance requirements, which stem from anti-money laundering legislation which requires a firm to identify its clients before conducting business with or for them and to retain appropriate documentary evidence of this process.

The key U.K. anti-money laundering rules and regulation are: (1) the Proceeds of Crime Act 2002 (as amended); (2) the Terrorism Act 2000 (as amended); (3) the Money Laundering Regulations 2007 (as amended); (4) the Anti-Terrorism, Crime and Security Act 2001; and (5) the Counter-Terrorism Act 2008. For an FCA regulated firm such as CCFL, there are additional obligations contained in the FCA’s rules. Guidance is also set out in the U.K. Joint Money Laundering Steering Group Guidance Notes, which the FCA may consider when determining compliance by a regulated firm with U.K. money laundering requirements.

As an FCA regulated entity, CCFL is required to ensure that it has adequate systems and controls to enable it to identify, assess, monitor and manage financial crime risk. CCFL must also ensure that these systems and controls are comprehensive and proportionate to the nature, scale and complexity of its activities.

In addition to potential regulatory sanctions from the FCA, failure to comply with the U.K.’s anti-money laundering requirements is a criminal offense; depending on the exact nature of the offense, such a failure is punishable by an unlimited fine, imprisonment or both.

Approved persons regime. Individuals performing certain functions within a regulated entity (known as “controlled functions”) are required to be approved by the FCA. Once approved, the “approved person” becomes subject to the FCA’s Statements of Principle for Approved Persons, which include the obligation to act with integrity, and with due skill, care and diligence. The FCA can take action against an approved person if it appears to it that such person is guilty of misconduct and the FCA is satisfied that it is appropriate in all the circumstances to take action against such person.

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

Our asset management revenues and investments in collateralized debt obligations have been and continue to be materially and directly affected by conditions in the global securitization markets. Further, since a significant portion of our asset management contracts and collateralized debt obligation investments relate to entities that are collateralized by securities issued by banks and insurance companies, and real estate-related securities, we have been and continue to be directly and materially affected by adverse changes in those sectors. During the past few years of unfavorable market and economic conditions, including loss of confidence of ratings agencies, the credit quality of certain assets underlying collateralized debt obligations has been adversely affected and investors have been and continue to be unwilling to invest in collateralized debt obligations. As a result, our profitability has been adversely affected, and these same factors may continue to adversely affect our business. The future market and economic climate may further deteriorate due to factors beyond our control, including rising interest rates or inflation, increasing unemployment, continued turmoil in the global credit markets, terrorism or political uncertainty.

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

The credit markets in the U.S. began suffering significant disruption in the summer of 2007. Available liquidity, particularly through ABS, collateralized debt obligations and other securitizations, declined precipitously during 2007, continued to decline in 2008 and remains significantly depressed. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets, volatility in commodities prices and price declines in the U.S. housing market have led to further disruptions in the financial markets, adversely affecting regional banks, and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets generally, and in the U.S. and European real estate markets in particular, has directly impacted and may continue to directly impact our business because our investment portfolio includes investments in MBS, residential mortgages, leveraged loans and bank and insurance company debt. Furthermore, the asset management revenues we derive from collateralized debt obligations that hold these types of investments are based on the outstanding performing principal balance of those investments. Therefore, as adverse market conditions result in defaults within these collateralized debt obligations, our management fees have declined and may continue to decline. We have exposure to these markets and products, and if market conditions continue to worsen, the fair value of our investments and our management fees could further deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the global credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities, and when such securities are sold, it may be at a price materially lower than the current fair value. Any of these factors could require us to take further write downs in the fair value of our investment portfolio or cause our management fees to decline, which may have an adverse effect on our results of operations in future periods.

We have incurred losses for the period covered by this report and in the recent past, and may incur losses in the future.

The Company recorded net losses of $19.9 million for the year ended December 31, 2013 and of $2.0 million for the year ended December 31, 2012. We may incur additional losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

In addition, the Company may incur significant expenses in connection with initiating new business activities or in connection with any expansion or reorganization of our businesses. We may also engage in strategic acquisitions and investments for which we may incur significant expenses. Accordingly, we may need to increase our revenue at a rate greater than our expenses in order to achieve and maintain our profitability. If our revenue does not increase sufficiently, or even if our revenue does increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

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

During 2011,  2012 and 2013, both margins and volumes in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and general market activity has declined. Further, we expect that competition will increase over time, resulting in continued margin pressure. These challenges have materially adversely affected our Capital Markets segment’s results of operations and may continue to do so.

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

The failure of the Company to successfully integrate the operations of CCPR and JVB may not result in improved profitability and could have a material adverse effect on the Company’s business, financial condition and operating results.

On January 31, 2014, the Company completed the merger of its two registered broker-dealer subsidiaries, CCPR and JVB, into a single broker-dealer subsidiary which now operates under the JVB brand.  In connection with the merger, the Company reduced the size of its workforce by approximately 20%, which has placed and will continue to place a burden on our management, systems and resources, and will generally increase our dependence on key persons and reduce functional back-ups.  Many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees.  In that case, the absence of such employees may create significant operational difficulties.  As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.  Further, the measures which we have adopted may not result in the improved profitability which we are seeking to achieve.

In addition, we will continue to need to overcome significant challenges to realize the expected benefits and synergies of the merger of CCPR and JVB. These challenges include:

•integrating the management teams, strategies, cultures, technologies and operations of the two broker-dealers;

•retaining and assimilating the key personnel of the two broker-dealers;

•retaining clients of the two broker-dealers;

•implementing uniform standards, controls, procedures, policies and information systems; and

•achieving revenue growth.

There is no assurance that the two broker-dealers will be successfully integrated. It is possible that the integration process could result in the disruption of the ongoing businesses or inconsistencies in standards, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and product road maps that adversely affect the Company’s ability to maintain relationships with clients, suppliers and employees or to achieve the anticipated benefits of such acquisitions.

If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

In response to the financial market disruption, the Company implemented restructuring objectives to reduce infrastructure costs and reposition itself in the financial services industry. Beginning in 2010 and continuing into 2013, the Company executed initiatives that created efficiencies within its business and decreased operating expenses through a reduction in workforce, realignment of operating facilities, a merger of its two registered U.S. broker-dealer subsidiaries, and restructuring of operating systems and system support. In 2011, 2012 and 2013, we curtailed our investment in brokerage and market data and analytics services, including investments in personnel, technology and infrastructure. If these objectives do not have the desired effects or result in the projected increased efficiencies, the Company may incur additional or unexpected expenses, reputation damage, or loss of customers which would adversely affect the Company’s operations and revenues.

In addition, during 2013, we further reduced our headcount. Our cost reduction initiatives have placed and will continue to place a burden on our management, systems and resources, and will generally increase our dependence on key persons and reduce functional back-ups. Many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees. In that case, the absence of such employees may create significant operational difficulties. Further, the reduction in workforce may reduce employee morale and create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce, and place undue strain upon our operational resources. In addition, we may experience further reductions in our workforce, which would compound the risks we face. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

We must retain, train, supervise and manage our remaining employees effectively during this period of change in our business, and our ability to retain our employees may become more difficult as we face an increasingly competitive landscape.

In response to changes in industry and market conditions, the Company may be required to further strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses. We cannot assure you that we will be able to:

•Expand our capabilities or systems effectively;

•Successfully develop new products or services;

•Allocate our human resources optimally;

•Identify, hire or retain qualified employees or vendors;

•Incorporate effectively the components of any business that we may acquire in our effort to achieve growth;

•Sell businesses or assets at their fair market value; or

•Effectively manage the costs associated with exiting a business.

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

The Operating LLC has entered into an employment agreement (including non-competition provisions) with each of Mr. Daniel G. Cohen, our Vice Chairman, Mr. Lester R. Brafman, our Chief Executive Officer, and Mr. Joseph W. Pooler, Jr., our Executive Vice President and Chief Financial Officer, and the term of each such employment agreement ends on December 31, 2014. The employment agreements with Mr. Cohen and Mr. Pooler provide that the term will be renewed automatically for additional one-year periods, unless terminated by either of the parties in accordance with the terms of each of the employment agreements. There can be no assurance that the terms of the employment agreements will provide sufficient incentives for each of the executive officers to continue employment with us.

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

We require a substantial amount of cash to fund our investments, pay our expenses and hold our assets. More specifically, we require cash to:

•meet our working capital requirements and debt service obligations;

•make seed investments in investment vehicles;

•make incremental investments in our Capital Markets segment;

•hire new employees; and

•meet other needs.

Our primary sources of working capital and cash are expected to consist of:

•revenue from operations, including net trading revenue, asset management revenue, new issue and advisory revenue, interest income and dividends from our investment portfolio and potential monetization of principal investments;

•interest income from temporary investments and cash equivalents;

•sales of assets; and

•proceeds from future borrowings or any offerings of our equity or debt securities.

We may not be able to generate a sufficient amount of cash from operations and investing and financing activities in order to successfully execute our business strategy.

Failure to obtain or maintain adequate capital and funding would adversely affect the growth and results of our operations and may, in turn, negatively affect the market price of our common stock par value $0.001 per share (“Common Stock”).

Liquidity is essential to our businesses. We depend upon the availability of adequate funding and capital for our operations. In particular, we may need to raise additional capital in order to significantly grow our business. Our liquidity could be substantially adversely affected by our inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or our inability to access the secured lending markets. Factors that we cannot control, such as continued or additional disruption of the financial markets, or negative views about the financial services industry generally, have limited and may continue to limit our ability to raise capital. In addition, our ability to raise capital could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, we suffer a decline in the level of our business activity, we suffer material litigation losses, regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity, among other reasons. Sufficient funding or capital may not be available to us in the future on terms that are acceptable, or at all. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, in order to meet our maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and cash flows. In addition, in May 2014, some or all of the holders of our 10.50% contingent convertible senior notes due 2027 may exercise their right to require us to repurchase up to $3.1 million aggregate principal amount of their notes. Our liquidity could be constrained if we are unable to obtain financing to pay for such repurchases on acceptable terms, or at all. If we are unable to meet our funding needs on a timely basis, our business would be adversely affected and there may be a negative impact on the market price of our Common Stock.

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

We provide services and products to clients in Europe, through offices in London, Paris and Madrid and may seek to further expand our international operations in the future. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage and asset management industries. These risks include:

•additional regulatory requirements;

•difficulties in recruiting and retaining personnel and managing the international operations;

•potentially adverse tax consequences, tariffs and other trade barriers;

•adverse labor laws; and

•reduced protection for intellectual property rights.

If we are unable to manage any of these risks effectively, our business could be adversely affected.

In addition, our international operations expose us to the risk of fluctuations in currency exchange rates generally and fluctuations in the exchange rates for the Euro and the British Pound Sterling in particular. Although we may hedge our foreign currency risk, we may not be able to do so successfully and may incur losses that could adversely affect our financial condition or results of operations.

The securities settlement process exposes us to risks that may adversely affect our business, financial condition and results of operations.

We provide brokerage services to our clients in the form of “matched principal transactions” or by providing liquidity by purchasing securities from them on a principal basis.  In “matched principal transactions” we act as a “middleman” by serving as a counterparty to both a buyer and a seller in matching reciprocal back-to-back trades. These transactions, which generally involve bonds, are then settled through clearing institutions with which we have a contractual relationship. There is no guarantee that we will be able to maintain existing contractual relationships with clearing institutions on favorable terms or that we will be able to establish relationships with new clearing institutions on favorable terms, or at all.

In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver upon settlement. In addition, some of the products we trade or may trade in the future are in less commoditized markets which may exacerbate this risk because transactions in such markets may not to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, as well as actual or perceived credit difficulties, or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

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

From time to time we may also provide brokerage services in the form of agency transaction. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions we bill to clients for agency brokerage services.

Participation in matched principal, principal, or agency transactions subjects us to disputes, counterparty credit risk, lack of liquidity, operational failure or other market wide or counterparty specific risks. Any losses arising from such risks could adversely affect our financial condition or results of operations. In addition, the failure of a significant number of counterparties or a counterparty that holds a significant amount of derivatives exposure, or which has significant financial exposure to, or reliance on, the mortgage, asset-backed or related markets, could have a material adverse effect on the trading volume and liquidity in a particular market for which we provide brokerage services or on the broader financial markets.

We have policies and procedures to identify, monitor and manage these risks, through reporting and control procedures and by monitoring credit standards applicable to our clients. These policies and procedures, however, may not be fully effective. Some of our risk management methods will depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we may be exposed, our financial condition or results of operations could be adversely affected. In addition, we may not be able to obtain insurance to cover all of the types of risks we face and any insurance policies we do obtain may not provide adequate coverage for covered risks.

We are exposed to the risk that third parties that are indebted to us will not perform their obligations.

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor does not meet its obligations. We incur significant credit risk exposure through our Capital Markets segment. This risk may arise from a variety of business activities, including but not limited to extending credit to clients through various lending commitments; providing short or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount; entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; and posting margin and/or collateral to clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties. We incur credit risk in traded securities and loan pools whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

There is a possibility that continued difficult economic conditions may further negatively impact our clients and our current credit exposures. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

We are exposed to various risks related to margin requirements under repurchase agreements and securities financing arrangements and are highly dependent on our clearing relationships.

We maintain repurchase agreements with various third party financial institutions and other counterparties.  Under those repurchase agreements we act as both a buyer and a seller of the subject securities. Our business related to these repurchase agreements is predominantly matched, meaning that we do not purchase or sell securities unless there is another institution prepared to simultaneously purchase or sell securities to or from us, as applicable. There are limits to the amount of securities that may be transferred pursuant to these agreements, and available lines both for us and our counterparties for whom we purchase securities are approved on a case-by-case basis after each counterparty has gone through a credit review process. The repurchase agreements we execute with our counterparties include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. However, while these additional provisions may work to mitigate some of the risks related to repurchase agreement transactions, these additional substantive provisions do not guarantee the performance of a counterparty or alleviate all of the potential risks we could face from entering into repurchase agreement transactions.

The repurchase agreements generally require the seller under such repurchase agreement to transfer additional securities to the counterparty who is acting as the buyer under the repurchase agreement in the event that the value of the securities then held by the buyer falls below specified levels. The repurchase agreements contain events of default in cases where a counterparty breaches its obligations under the agreements. When we are acting in the capacity of a seller under these agreements we receive margin calls from time to time in the ordinary course of business, and no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. Similarly, when we are acting in the capacity of a buyer under these agreements we make margin calls from time to time to our seller counterparties in the ordinary course of business and no assurance can be given that our counterparties will have adequate funds or collateral to satisfy such margin call requirements. Generally, if there were an event of default under the repurchase agreements, such event of default would provide the non-defaulting counterparty with the option to terminate all outstanding repurchase transactions with us and make all amounts due from the defaulting counterparty immediately payable. However, there can be no assurance that any such defaulting counterparty will have the funds or collateral needed to fully satisfy any such margin call or other amount due.  Generally, repurchase obligations are full recourse obligations and  if we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was not sufficient to satisfy the obligation in full.

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

We allow certain of our brokerage desks access to limited capital to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating clients’ execution needs for transactions initiated by such clients or to add liquidity to certain illiquid markets. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure will vary based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions will be held before we dispose of the position.

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

A significant portion of our revenues is derived from trading in which we act as principal. The Company may incur trading losses relating to the purchase, sale or short sale of corporate and asset-backed fixed income securities and other securities for our own account and from other principal trading. In any period, we may experience losses as a result of price declines, lack of trading volume, general market conditions, employee inexperience, errors or misconduct, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. In general, any downward price movement in these securities could result in a reduction of our revenues and profits.

In addition, we may engage in hedging transactions and strategies that may not properly mitigate losses in our principal positions. If the transactions and strategies are not successful, we could suffer significant losses.

Our principal investments are concentrated in a few investments and may represent a significant portion of our invested capital

As of December 31, 2013, we have $26.9 million of other investments, at fair value representing our principal investment portfolio. Of this amount, $19.9 million, or 74%, was comprised of our investments in Star Asia and Star Asia Special Situations Fund which were sold in February 2014.  Further, $6.5 million, or 24%, was comprised of our investments in two separate investment funds and permanent capital vehicles: EuroDekania and Tiptree.  Although the amount of our invested capital related to principal investments will decline substantially with the sale of Star Asia and Star Asia Special Situations Fund, we may use the proceeds to make additional principal investments.  Our results of operations and financial condition may be significantly impacted by the financial results of these investments.

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

As of the date of this filing, our investment portfolios have been directly impacted by the disruption in various markets including in the U.S. and Europe due to investments in, among other things, MBS, residential mortgages, leveraged loans and bank and insurance company debt. We continue to have significant exposure to these markets and products, and as market conditions continue to evolve, the fair value of these investments could further deteriorate. Any of these factors could require us to take additional write downs in the fair value of our investment portfolios, which may have an adverse effect on our results of operations in future periods.

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

The asset management industry is subject to rapid change. Strategies and products that had historically been attractive may lose their appeal for various reasons. Thus, strategies and products that have generated fee revenue for us in the past may fail to do so in the future, in which case we would have to develop new strategies and products. It could be both expensive and difficult for us to develop new strategies and products, and we may not be successful in this regard. Recently, we have been unable to expand our offerings which has inhibited our growth and harmed our competitive position in the asset management industry, and this may continue in the future.

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

Our business will depend, to a substantial degree, on the proper functioning of our information and communications systems and our ability to retain the employees and consultants who operate and maintain these systems. Any failure or interruption of our systems, due to systems failures, staff departures or otherwise, could result in delays, increased costs or other problems which could have a material adverse effect on our operating results. A disaster, such as water damage to an office, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability. In addition, if security measures contained in our systems are breached as a result of third party action, employee error, malfeasance or otherwise, our reputation may be damaged and our business could suffer. We have developed a business continuity plan, however, there are no assurances that such plan will be successful in preventing, timely and adequately addressing, or mitigating the negative effects of any failure or interruption.

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

Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.

The secure transmission of confidential information over public networks is a critical element of our operations.  We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors.  As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyber-attacks increases.  As a financial services company, we may be subject to cyber-attacks by third parties.  In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information.  Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data.  As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of personally identifiable information.  These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict.  If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client date, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.  Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients.  Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by computer programmers and hackers who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, financial responsibility under our security guarantee to reimburse clients for losses resulting from unauthorized activity in their accounts and damage to our reputation and could have a material adverse effect on our results of operations.  In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Our balance sheet includes approximately $59.5 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

•make it more difficult for us to pay our debts as they become due during general adverse economic and market industry conditions because any related decrease in revenues could cause our cash flows from operations to decrease and make it difficult for us to make our scheduled debt payments;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and consequently, place us at a competitive disadvantage to our competitors with less debt;

•require a substantial portion of our cash flow from operations to be used for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•limit our ability to borrow additional funds to expand our business or alleviate liquidity constraints, as a result of financial and other restrictive covenants in our indebtedness; and

•result in higher interest expense in the event of increases in interest rates since some of our borrowings are and will continue to be, at variable rates of interest.

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

In addition, in May 2014, some or all of the holders of our 10.50% contingent convertible senior notes due 2027 may exercise their right to require us to repurchase up to $3.1 million aggregate principal amount of their notes. Our liquidity could be constrained if we are unable to obtain financing to pay for such repurchases on acceptable terms, or at all. If we are unable to meet our funding needs on a timely basis, our business would be adversely affected and there may be a negative impact on the market price of our Common Stock.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a non-accelerated filer, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2013. Therefore, as of December 31, 2013, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2013. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

We seek to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(l)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), defines an “investment company” as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(l) or Section 3(c)(7) of the Investment Company Act.

We are a holding company that conducts our business primarily through the Operating LLC as a majority owned subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2013, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

Our business is subject to extensive government and other regulation, and our relationship with our broker-dealer clients may subject us to increased regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders and may result in limitations on our activities. Governmental and self-regulatory organizations, including the SEC, FINRA, the Commodity Futures Trading Commission and other agencies and securities exchanges such as the NYSE and NYSE MKT regulate the U.S. financial services industry, and regulate certain of our operations in the U.S. Some of our international operations are subject to similar regulations in their respective jurisdictions, including rules promulgated by the FCA, which apply to entities which are authorized and regulated by the FCA. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. In addition, all records of registered investment advisors and broker-dealers are subject at any time, and from time to time, to examination by the SEC. Some aspects of the business that are subject to extensive regulation and/or examination by regulatory agencies, include:

•sales methods, trading procedures and valuation practices;

•investment decision making processes and compensation practices;

•use and safekeeping of client funds and securities;

•the manner in which we deal with clients;

•capital requirements;

•financial and reporting practices;

•required record keeping and record retention procedures;

•the licensing of employees;

•the conduct of directors, officers, employees and affiliates;

•systems and control requirements;

•conflicts of interest;

•restrictions on marketing, gifts and entertainment; and

•client identification and anti-money laundering requirements.

The SEC, FINRA, the FCA and various other domestic and international regulatory agencies also have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, in the U.S., a broker-dealer’s net capital is defined as its net worth, plus qualified subordinated debt, less deductions for certain types of assets. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, our operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability or that of our subsidiaries to pay dividends, repay debt, make distributions and redeem or purchase shares of our Common Stock or other equity interests in our subsidiaries. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our expected levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we operate. While we expect to maintain levels of capital in excess of regulatory minimums, we cannot predict our future capital needs or our ability to obtain additional financing.

If we or any of our subsidiaries fail to comply with any of these laws, rules or regulations, we or such subsidiary may be subject to censure, significant fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of registrations with FINRA, withdrawal of authorizations from the FCA or revocation of registrations with other similar international agencies to whose regulation we are subject, which would have a material adverse effect on our business. The adverse publicity arising from the imposition of sanctions against us by regulators, even if the amount of such sanctions is small, could harm our reputation and cause us to lose existing clients or fail to gain new clients.

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

In July 2010, the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets.  Section 619 of the Dodd-Frank Act (Volker Rule) and section 716 of the Dodd-Frank Act (swaps push-out rule) limit proprietary trading of certain securities and swaps by banking entities such as banks, bank holding companies and similar institutions.  Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are banks or entities affiliated with banks and will be subject to these restrictions.  These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets.  Other negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act in general or the Volker Rule in particular and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions.  We will not know the exact impact that these changes in the markets will have on our business until after the final rules are implemented.

The Dodd-Frank Act, in addressing systemic risks to the financial system, charges the Federal Reserve with drafting enhanced regulatory requirements for the systemically important bank holding companies and certain other nonbank financial companies designated as systemically important by the Financial Stability Oversight Council.  The enhanced requirements proposed by the Federal Reserve include capital requirements, liquidity requirements, limits on credit exposure concentrations and risk management requirements.  We do not believe that we will be deemed to be a systemically important nonbank financial company under the new legislation and therefore will not be directly impacted.  However, there will be an indirect impact to us to the extent that the new regulations apply to our competitors, counterparts and certain of our clients.

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

With respect to our broker-dealer activities, our revenues could be adversely affected if large institutional clients that we have increase the amount of trading they do directly with each other rather than through our broker-dealers, decrease the amount of trading they do with our broker-dealers because they decide to trade more with our competitors, decrease their trading of certain over-the-counter (“OTC”) products in favor of exchange-traded products, or hire in-house professionals to handle trading that our broker-dealers would otherwise be engaged to do.

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

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our majority ownership interest in the Operating LLC. The Company’s ability to pay dividends to our stockholders will be dependent on distributions we receive from the Operating LLC and subject to the Operating LLC’s operating agreement (the “Operating LLC Agreement”). The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers, which is comprised of the same individuals that serve on our Board of Directors.

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in JVB. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the FCA in the United Kingdom and must maintain certain minimum levels of capital but will allow withdrawal of excess capital without restriction.

Daniel G. Cohen, our Vice Chairman, may have ownership interests in the Operating LLC and competing duties to other entities that could create potential conflicts of interest and may result in decisions that are not in the best interests of other IFMI stockholders.

The Operating LLC Agreement prevents the Operating LLC from undertaking certain actions without the affirmative approval of IFMI and a majority of voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units. Daniel G. Cohen, our Vice Chairman, through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”) has a majority of the voting power of the Operating LLC members other than IFMI having a percentage interest of at least 10% of the Operating LLC membership units and these actions are subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a the Operating LLC member with approval rights over the actions identified above, could disapprove actions that would be in the best interests of IFMI even though, Mr. Cohen as Vice Chairman of IFMI, will have fiduciary duties to IFMI.

Daniel G. Cohen, Jack J. DiMaio, Jr., Christopher Ricciardi and other executive officers and directors may exercise significant influence over matters requiring stockholder approval.

In addition to the 9.9% of our Common Stock outstanding beneficially owned by Daniel G. Cohen, our Vice Chairman, Mr. Cohen beneficially owns 4,983,557 shares of our Series E preferred stock, which have no economic rights, but entitle him to vote together with our stockholders on all matters presented to the stockholders.  So, when factoring in the Series E preferred stock, Mr. Cohen can exercise approximately 32.6% of total shares outstanding that are entitled to vote.  Further, Mr. Jack J. DiMaio, Jr., our Chairman, and Mr. Christopher Ricciardi, a member of our Board of Directors, are the beneficial owners of 974,585 and 1,959,466 shares of our Common Stock, respectively, representing 4.9% and 9.9% of our total shares outstanding that are entitled to vote, respectively.  Except with respect to certain agreements relating to the election of Messrs. Cohen, DiMaio and Ricciardi to our Board of Directors, there are no voting agreements or other arrangements or understandings among Messrs. Cohen, DiMaio, Ricciardi and our other directors and executive officers with respect to our equity securities; however, to the extent that Messrs. Cohen, DiMaio, Ricciardi and our other directors and executive officers vote their shares in the same manner, their combined stock ownership and voting rights will have a significant or even decisive effect on the election of all of the directors and the approval of matters that are presented to our stockholders. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other of our stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their then current market prices.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2013, we had 181,275 shares of restricted stock, 632,450 of restricted units, and 3,000,000 stock options (including 2,500,000 subject to stockholder approval) outstanding to employees and directors of the Company and there were 1,549,145 (presuming stockholder approval of 2,500,000 aforementioned options) shares available for future awards under our equity compensation plans. Vesting of restricted stock and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

In connection with the investments by Mead Park Capital Partners, LLC (“Mead Park Capital”) and EBC 2013 Family Trust (“EBC”), as assignee of CBF, in September 2013 pursuant to the definitive agreements, the Company issued $8,247,501 in aggregate principal amount of the 8% convertible senior promissory notes (the “8.0% Convertible Notes”).  The 8.0% Convertible Notes are convertible into a maximum aggregate amount of 4,086,308 shares of the Company’s Common Stock assuming none of the interest under the 8.0% Convertible Notes is paid to the holders thereof in cash.  If the holders of the 8.0% Convertible Notes elect to convert such notes into shares of our Common Stock, our existing stockholders may be substantially diluted and the price of our Common Stock may decline.

The resale of the shares of our Common Stock by Mead Park Capital and/or EBC could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In connection the registration rights agreement, dated May 9, 2013, which the Company entered into with Mead Park Capital and CBF, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission  registering the resale of all of the shares of our Common Stock issued or issuable to Mead Park Capital and EBC, as assignee of CBF, under the definitive agreements and the 8.0% Convertible Notes, respectively.  The resale of such shares of our Common Stock by Mead Park Capital and/or EBC could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Provisions of the MGCL and our charter and bylaws could discourage a takeover of us even if a change of control would be beneficial to the interests of its stockholders. These statutory, charter and bylaw provisions include the following:

•the MGCL generally requires the affirmative vote of two-thirds of all votes entitled to be cast on the matter to approve a merger, consolidation, or share exchange involving us or the transfer of all or substantially all of its assets;

•our board has the power to classify and reclassify authorized and unissued shares of our Common Stock or preferred stock and, subject to certain restrictions in the Operating LLC Agreement, authorize the issuance of a class or series of Common Stock or preferred stock without stockholder approval;

•Our charter may be amended only if the amendment is declared advisable by its Board of Directors and approved by the affirmative vote of the holders of our Common Stock entitled to cast at least two-thirds of all of the votes entitled to be cast on the matter;

•a director may be removed from office at any time with or without cause by the affirmative vote of the holders of our Common Stock entitled to cast at least two-thirds of the votes of the stock entitled to be cast in the election of directors;

•an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders and nominations of persons for election to our Board of Directors at an annual or special meeting of its stockholders;

•no stockholder is entitled to cumulate votes at any election of directors; and

•our stockholders may take action in lieu of a meeting with respect to any actions that are required or permitted to be taken by its stockholders at any annual or special meeting of stockholders only by unanimous consent.

The Operating LLC Agreement prevents the Operating LLC from undertaking certain actions that may be in the best interest of the Operating LLC and IFMI without the affirmative approval of IFMI and the affirmative approval of a majority of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units.

The Operating LLC Agreement prevents the Operating LLC from undertaking the following actions without the affirmative approval of IFMI and a majority of voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units (the “Designated Non-Parent Members”):

•enter into or suffer a transaction constituting a change of control of the Operating LLC;

•amend the Operating LLC’s certificate of formation, if such amendment adversely affects the Designated Non-Parent Members; or

•adopt any plan of liquidation or dissolution, or file a certificate of dissolution.

Daniel G. Cohen, our Vice Chairman, through an entity which he wholly-owns, CBF, has a majority of the voting power of the Designated Non-Parent Members and each of the actions set forth above is subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a member of the Operating LLC with approval rights over the matters identified above, could disapprove actions that would be in the best interests of IFMI even though, as Vice Chairman of IFMI, he will owe IFMI a fiduciary duty.

The market price of our Common Stock may be volatile and may be affected by market conditions beyond our control.

The market price of our Common Stock is subject to significant fluctuations in response to, among other factors:

•variations in our operating results and market conditions specific to our business;

•changes in financial estimates or recommendations by securities analysts;

•the emergence of new competitors or new technologies;

•operating and market price performance of other companies that investors deem comparable;

•changes in our board or management;

•sales or purchases of our Common Stock by insiders;

•commencement of, or involvement in, litigation;

•changes in governmental regulations; and

•general economic conditions and slow or negative growth of related markets.

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

In addition, the holders of our outstanding $3.1 million aggregate principal amount of convertible senior debt will have the right to require us to repurchase their notes at 100% of their principal amount together with accrued but unpaid interest thereon if, among other things, our Common Stock ceases to be listed on the NYSE MKT, another established national securities exchange or an automated OTC trading market in the U.S. If our Common Stock is delisted due to a failure to meet any of the NYSE MKT’s listing standards and we are unable to list our Common Stock on another established national securities exchange or an automated OTC trading market, some or all of the holders of our convertible notes may exercise their right to require us to repurchase up to $3.1 million aggregate principal amount of their notes.

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

Since our Common Stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment in our Common Stock. Until the trading price of our Common Stock rises above $5.00 per share, if ever, trading in our Common Stock is subject to the penny stock rules of the Securities Exchange Act specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•Deliver to the customer, and obtain a written receipt for, a disclosure document;

•Disclose certain price information about the stock;

•Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•Send monthly statements to customers with market and price information about the penny stock; and

•In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell our Common Stock and may affect the ability of holders to sell their Common Stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.           PROPERTIES.

In addition to our U.S. broker-dealers’ properties described below, we have offices located in Philadelphia, New York, Boca Raton, Madrid, London, and Paris. Our principal offices are our Philadelphia executive offices located at Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania, and our New York office (as more fully described below). As of December 31, 2013, we lease an aggregate of 10,396 square feet of office space in Philadelphia under a lease, which will expire in April 2016. We lease 12,800 square feet of office space on each of the 21st and 22nd floors at 135 East 57th Street, New York, New York, with our leases with respect to such space expiring November 2016 and December 2016, respectively. We sublease the 21st and 22nd floor to third parties. We lease approximately 220 square meters of office space at 3 rue Du Faubourg Saint Honoré, Paris, France, with such lease having an option to be terminated by us in December 2016. Our London office is located at 23 College Hill, 6th Floor London, U.K., with such lease covering approximately 3,043 square feet of office space expiring in June 2015. Our Madrid office is located at Calle General Castanos, 28004 Madrid, Spain, with such lease covering approximately 300 square meters of office space expiring in July 2014.

Effective January 1, 2011, we acquired JVB. JVB is part of our Capital Markets business segment. JVB has its principal office in Boca Raton, Florida, with additional offices in Hunt Valley, Maryland; Charlotte, North Carolina; and Ridgefield, Connecticut that it maintains and leases pursuant to operating leases. JVB’s corporate headquarters is located at 1825 NW Corporate Blvd, Suite 100, Boca Raton, Florida. As of December 31, 2013, JVB leased an aggregate of 9,752 square feet of office space in Boca Raton under a lease which will expire in December 2020.  Effective January 31, 2014, JVB merged with and into CCPR.

Effective May 31, 2011, we acquired an approximate 70% interest in PrinceRidge. As of December 31, 2013, we owned 100% of PrinceRidge. PrinceRidge is part of our Capital Markets business segment. PrinceRidge has its principal office in New York, New York, with additional offices in Chicago, Illinois; Boca Raton, Florida; Red Bank, New Jersey; Locust Valley, New York; and Houston, Texas that it maintains and leases pursuant to operating leases. PrinceRidge’s corporate headquarters is located at 1633 Broadway, 28th Floor, New York, New York. As of December 31, 2013, PrinceRidge leases an aggregate of 28,122 square feet in its headquarters in New York and the lease expires in July 2015.

The properties that we occupy are used either by the Company’s Capital Markets business segment or Asset Management business segment or both business segments.

We believe that the facilities we occupy are suitable and adequate for our current operations.

ITEM  3.LEGAL PROCEEDINGS.

The Company was named in litigation commenced in the United States District Court for the Southern District of New York on June 29, 2012, under the caption U.S. Bank National Association v. Institutional Financial Markets, Inc. The plaintiff, U.S. Bank, alleges breach of contract respecting certain fees allegedly owing to U.S. Bank, as Trustee, in connection with the issuance of trust preferred securities, seeking damages and a declaration that the Company must make certain future fee payments. The Company filed a motion to dismiss the complaint in lieu of an answer on October 26, 2012, and U.S. Bank filed its response to the motion on November 26, 2012. On July 19, 2013, the court entered a Memorandum and Order denying the Company’s motion to dismiss.  The Company filed its answer to the Complaint on August 19, 2013.  On January 30, 2014, the parties entered into an agreement to settle the litigation.  On February 11, 2014, the parties filed a Joint Stipulation of Dismissal with Prejudice with the Court, ending the litigation.  As of December 31, 2013, the Company had accrued a loss sufficient to cover the confidential settlement.

The Company’s former U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), and one of its registered investment adviser subsidiaries, CIRA SCM, LLC (“CIRA”), are parties to litigation commenced on June 7, 2013, in the Supreme Court of the State of New York under the caption Northern Rock (Asset Management) PLC v. Société Générale Corporate and Investment Banking, Cohen & Company Securities, et al.  Northern Rock (Asset Management) PLC (“Northern Rock”), Plaintiff, served the Summons with Notice on Defendants on October 3, 2013, and, on November 12, 2013, Northern Rock filed its complaint alleging fraud, fraudulent inducement, fraudulent concealment, breach of contract, negligent misrepresentation, and unjust enrichment in connection with Northern Rock’s investment in Kleros Preferred Funding VIII, Ltd., a collateralized debt obligation.  The relief sought by Northern Rock under these various legal theories includes damages, rescission, and disgorgement, as well as costs and attorneys’ fees.  CCS and CIRA filed a motion to dismiss the complaint in lieu of an answer on January 27, 2014.  Northern filed its opposition on March 4, 2014.  The Company intends to defend the action vigorously.

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

ITEM  4.MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $2.46 on February 28, 2014. We had 15,123,059 shares of Common Stock outstanding held by approximately 43 holders of record as of March 1, 2014.

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

The following sets forth the high and low sale prices of our Common Stock for the quarterly period indicated as reported on the NYSE Amex LLC from January 1, 2012 to December 31, 2013 and the cash dividends declared per share:

	Sale Price
	High	Low	Dividends
2013
Fourth quarter	$2.95	$1.82	$0.02
Third quarter	2.70	1.78	0.02
Second quarter	3.39	1.59	0.02
First quarter	3.14	1.21	0.02

2012
Fourth quarter	$1.69	$1.00	$0.02
Third quarter	1.38	0.83	0.02
Second quarter	1.40	0.79	0.02
First quarter	1.97	1.24	0.02

During 2012, the Company declared a $0.02 dividend on each of March 6, 2012, May 3, 2012, August 8, 2012, and November 7, 2012, respectively, payable to stockholders of record as of March 20, 2012, May 17, 2012, August 22, 2012, and November 19, 2012, respectively, payable on April 3, 2012, May 31, 2012, September 5, 2012, and December 3, 2012, respectively.

During 2013, the Company declared a $0.02 dividend on each of February 28, 2013, May 10, 2013, August 6, 2013, and October 31, 2013, respectively, payable to stockholders of record as of March 14, 2013, May 24, 2013, August 21, 2013, and November 15,2013, respectively, payable on March 28, 2013, June 7, 2013, September 4, 2013, and November 29, 2013, respectively.

On March 4, 2014, the Company’s Board of Directors declared a $0.02dividend payable to stockholders of record as of March 18, 2014, payable on April 1, 2014.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2013 to October 31, 2013	5,661	$2.26	-	$45,815,766
November 1, 2013 to November 30, 2013	-	-	-	45,815,766
December 1, 2013 to December 31, 2013	41,288	1.93	-	45,815,766
Total	46,949	$1.97	-

(1)Purchases were made in connection with vesting of restricted shares issued to employees for employee tax withholding purposes.

(2)On August 3, 2007, our Board of Directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009. In accordance with U.S. GAAP, the Merger was accounted for as a reverse acquisition with Cohen Brothers as the accounting acquirer. Our consolidated financial statements as of December 31, 2013, 2012, 2011, 2010, and 2009 and for each of the five years in the period ended December 31, 2013 include the historical operations of Cohen Brothers (or its predecessors) from January 1, 2009 through to December 16, 2009 and the combined operations of the combined company from December 17, 2009 through to December 31, 2013.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 46.

	Year ended December 31,
	2013	2012	2011	2010	2009 (1)
Revenues
Net trading	$38,528	$69,486	$73,167	$70,809	$44,165
Asset management	19,803	23,172	21,698	25,281	31,148
New issue and advisory	6,418	5,021	3,585	3,778	1,816
Principal transactions and other income	(7,232)	(2,439)	1,881	25,684	6,957
Total revenues	57,517	95,240	100,331	125,552	84,086

Operating expenses
Compensation and benefits	47,167	62,951	78,227	77,446	70,519
Other operating	30,049	30,689	38,031	31,401	22,135
Depreciation and amortization	1,405	1,305	2,238	2,356	2,543
Impairment of goodwill (2)	-	-	-	5,607	-
Total operating expenses	78,621	94,945	118,496	116,810	95,197
Operating income / (loss)	(21,104)	295	(18,165)	8,742	(11,111)

Non-operating income / (expense)
Interest expense, net	(4,193)	(3,732)	(5,976)	(7,686)	(4,974)
Other income / (expense) (3)	(15)	(4,271)	33	3,526	7,746
Income / (loss) from equity method affiliates	1,828	5,052	6,232	5,884	(3,455)
Income / (loss) before income taxes	(23,484)	(2,656)	(17,876)	10,466	(11,794)
Income taxes	(3,565)	(615)	(1,149)	(749)	9
Net income / (loss)	(19,919)	(2,041)	(16,727)	11,215	(11,803)
Less: Net (loss) income attributable to the non-controlling interest	(6,601)	(1,073)	(7,339)	3,620	(98)
Net income / (loss) attributable to IFMI	$(13,318)	$(968)	$(9,388)	$7,595	$(11,705)

Earnings (loss) per common share (4):
Basic earnings (loss) per common share	$(1.08)	$(0.09)	$(0.88)	$0.73	$(1.21)
Weighted average shares outstanding - basic	12,340,468	10,732,723	10,631,935	10,404,017	9,639,475
Diluted earnings (loss) per common share	$(1.08)	$(0.09)	$(0.88)	$0.73	$(1.21)
Weighted average shares outstanding - diluted	17,664,558	15,984,921	15,901,258	15,687,573	9,639,475
Cash dividends per share	$0.08	$0.08	$0.20	$0.10	$-

Balance Sheet Data:
Total assets	$216,795	$341,001	$420,590	$306,747	$299,442
Debt	29,674	25,847	37,167	44,688	61,961
Temporary equity (5)	-	829	14,026	-	-
Permanent equity:
Total stockholders' equity	51,495	56,980	56,972	64,358	56,341
Non-controlling interest	9,688	18,808	20,436	25,150	21,310
Total permanent equity	$61,183	$75,788	$77,408	$89,508	$77,651

(1)On December 16, 2009, Cohen Brothers completed the Merger in accordance with the terms of the Merger Agreement, pursuant to which the Merger Sub merged with and into Cohen Brothers, with Cohen Brothers (now IFMI, LLC) as the surviving entity and a majority owned subsidiary of the Company. The Company also made certain acquisitions during the periods presented.  See notes 1 and 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)During the year ended December 31, 2010, we recognized an impairment charge of $5,607 related to the Cira SCM goodwill. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as component of operating expenses. See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)Other income / (expense) is comprised of the following:

	Year ended December 31,
	2013	2012	2011	2010	2009
Gain / (loss) on repurchase of debt	$(15)	$86	$33	$2,555	$-
Other income / (loss)	-	(4,357)	-	971	7,746
	$(15)	$(4,271)	$33	$3,526	$7,746

The gain / (loss) from repurchase of debt was comprised of the following:

(a) During 2010, we repurchased $6,644 notional amount of our 7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”) from unrelated third parties for $5,596. We recognized a gain from repurchase of debt of $923 for the year ended December 31, 2010.

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

(f) In October 2013, we repurchased $5,000 principal amount of the 10.50% Contingent Convertible Senior Notes Due 2027 (“New Notes”) from an unrelated third party for par plus accrued interest.  The loss represented the recognition of the remaining unamortized discount on the New Notes.

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

(4)Historical earnings (loss) per common share/ data presented prior to the Merger date was retroactively restated based on the exchange ratio (0.57372) of shares issued in the Merger between AFN and Cohen Brothers.

(5)The redeemable non-controlling interest represents the equity interests of PrinceRidge which were not owned by us. The members of PrinceRidge had the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period. The Company accounted for these interests as temporary equity under Accounting Series Release 268 (“ASR 268”). These interests are shown outside of permanent equity of IFMI in its consolidated balance sheet as redeemable non-controlling interest. Since December 31, 2013, the Company has owned 100% of PrinceRidge and no redeemable non-controlling interest remains outstanding.  See notes 3-O and 18.

 ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•  Capital Markets: Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We had offered execution and brokerage services for equity derivative products until December 31, 2012, when we sold our equity derivatives brokerage business to a newly formed entity owned by two of our former employees. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K. As of December 31, 2013, we carried out our capital market activities primarily through our subsidiaries: JVB and CCPR in the United States, and CCFL in Europe. See the discussion below regarding the merger of JVB and CCPR in 2014.

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2013, we had approximately $5.7 billion in AUM of which 94%, or $5.4 billion, was in CDOs.

•  Principal Investing:  Historically, our Principal Investing business segment has been comprised primarily of our investments in Investment Vehicles we manage, as well as investments in structured products, and the related gains and losses that they generate. In 2014, the Company sold all of its interest in Star Asia and Star Asia Special Situations Fund (see Sale of Star Asia and Other Related Entities below).  On a going forward basis, the Company’s principal investing activities may include more investments in entities it does not manage.

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

The markets remain uneven and vulnerable to changes in investor sentiment. We believe the general business environment will continue to be challenging into the foreseeable future.

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

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of December 31, 2013,  94% of our existing AUM were CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of December 31, 2013, we had $26,877 of other investments, at fair value representing our principal investment portfolio. Of this amount, $26,325, or 97.9%, was comprised of the following investment funds and permanent capital vehicles: Star Asia, EuroDekania, Tiptree, and the Star Asia Special Situations Fund. Furthermore, the investment in Star Asia is our largest single principal investment and, as of December 31, 2013, had a fair value of $17,104, representing 64% of the total amount of other investments, at fair value. Star Asia seeks to invest in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments, and in real property located in Japan. Therefore, our results of operations and financial condition will be significantly impacted by the financial results of these. See Sale of Star Asia and Other Related Entities below.

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

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) expanding our European capital markets business; (iii) acquiring new product lines; and (iv) monitoring our fixed costs. Beginning in the second half of 2012, we began to undertake cost-cutting initiatives by merging support functionality among and across many of our subsidiaries and business lines including the merger of CCPR and JVB discussed separately below. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability. In January 2014, we completed the combination of our two U.S. broker-dealers (see Consolidation of CCPR and JVB below).

During 2013, we experienced a reduction in the value of our trading inventory.  The mark to market losses in the trading inventory related to rising interest rates and coincided with the U.S. Federal Reserve’s announcement that it may begin to taper its quantitative easing programs.  In addition, beginning in June 2013, we experienced a reduction in trading volumes as well.  The volume reduction was broad based but was most noticeable in our agency new issue and trading business and our TBA origination business.  We may experience reduced trading volumes in the future as a result of market uncertainty surrounding U.S. Federal Reserve quantitative easing programs.

Legislation Affecting the Financial Services Industry

In July 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures and intensifies regulation in the financial services industry, with provisions that include, among other things, the creation of a new systemic risk oversight body (i.e., the Financial Stability Oversight Council), expansion of the authority of existing regulators, increased regulation of and restrictions on OTC derivatives markets and transactions, broadening of the reporting and regulation of executive compensation, expansion of the standards for market participants in dealing with clients and customers, and regulation of fiduciary duties owed by municipal advisors or conduit borrowers of municipal securities. In addition, Section 619 of the Dodd-Frank Act (known as the “Volker Rule”) and section 716 of the Dodd-Frank Act (known as the “swaps push-out rule”) limit proprietary trading of certain securities and swaps by certain banking entities. Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are banks or entities affiliated with banks and will be subject to these restrictions.  These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets.  Further, the Dodd-Frank Act as a whole and the intensified regulatory environment will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition and results of operations.  We will continue to monitor all applicable developments in the implementation of Dodd-Frank and expect to adapt successfully to any new applicable legislative and regulatory requirements.

Recent Events

Investment by Mead Park Capital and CBF

On September 25, 2013, we issued shares of our Common Stock and the 8.0% Convertible Notes to Mead Park Capital Partners LLC (“Mead Park Capital”) and EBC 2013 Family Trust (“EBC”), as assignee of CBF, and raised a total of $13,746. See notes 4 and 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Repurchase of New Notes

On October 28, 2013, we repurchased $5,000 aggregate principal amount of the New Notes from an unrelated third party for $5,238, including accrued interest of $238.  Holders of the New Notes have the right to require us to repurchase those notes on May 15, 2014.  As a result of this, the outstanding principal amount of New Notes has been reduced from $8,121 to $3,121.

Consolidation of CCPR and JVB

Effective January 31, 2014, we merged CCPR and JVB. The merged broker-dealer subsidiary will operate going forward under the JVB name.   In connection with this merger, we reduced our workforce by approximately 20% by eliminating certain redundant and non-core business lines.  See Liquidity and Capital Resources – Consolidation of CCPR and JVB below for additional details relating to the consolidation of CCPR and JVB.

Sale of Star Asia and Other Related Entities

On February 20, 2014, we announced the completion of the sale of all of our ownership interests in Star Asia, Star Asia Special Situations Fund, Star Asia Manager, Star Asia Capital Management, SAA Manager, and SAP GP (the “Star Asia Group”).  We received an initial upfront payment of $20,043.   We will receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities  for a period of at least four years.  See note 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2013 and 2012.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year ended December 31,		Favorable / (Unfavorable)
	2013	2012	$ Change	% Change
Revenues
Net trading	$38,528	$69,486	$(30,958)	(45)%
Asset management	19,803	23,172	(3,369)	(15)%
New issue and advisory	6,418	5,021	1,397	28%
Principal transactions and other income	(7,232)	(2,439)	(4,793)	(197)%
Total revenues	57,517	95,240	(37,723)	(40)%

Operating expenses
Compensation and benefits	47,167	62,951	15,784	25%
Business development, occupancy, equipment	5,817	5,795	(22)	0%
Subscriptions, clearing, and execution	10,822	11,446	624	5%
Professional fee and other operating	13,410	13,448	38	0%
Depreciation and amortization	1,405	1,305	(100)	(8)%
Total operating expenses	78,621	94,945	16,324	17%

Operating income / (loss)	(21,104)	295	(21,399)	(7254)%

Non-operating income / (expense)

Interest expense, net	(4,193)	(3,732)	(461)	(12)%
Other income / (expense)	(15)	(4,271)	4,256	100%
Income / (loss) from equity method affiliates	1,828	5,052	(3,224)	(64)%
Income / (loss) before income taxes	(23,484)	(2,656)	(20,828)	(784)%
Income taxes	(3,565)	(615)	2,950	480%
Net income / (loss)	(19,919)	(2,041)	(17,878)	(876)%
Less: Net (loss) income attributable to the non-controlling interest	(6,601)	(1,073)	5,528	515%
Net income / (loss) attributable to IFMI	$(13,318)	$(968)	$(12,350)	(1276)%

Revenues

Revenues decreased by $37,723, or 40%, to $57,517 for the year ended December 31, 2013 from $95,240 for the year ended December 31, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $30,958 in net trading; (ii) a decrease of $3,369 in asset management revenue; (iii) an increase of $1,397 in new issue and advisory revenue; and (iv) a decrease of $4,793 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $30,958, or 45%, to $38,528 for the year ended December 31, 2013 from $69,486 for the year ended December 31, 2012.     The following table provides detail on net trading revenue by operation:

NET TRADING
(dollars in thousands)

	December 31, 2013	December 31, 2012	Change
JVB	$14,089	$23,070	$(8,981)
PrinceRidge and other capital markets	21,236	38,293	(17,057)
CCFL	3,203	8,123	(4,920)
Total	$38,528	$69,486	$(30,958)

The decline in trading revenue was significant and broad-based.  The decline in revenue in JVB was primarily due to the decline in trading revenue earned in the following asset classes: agency securities, treasury securities, and municipal bonds. The decline in revenue in PrinceRidge and other capital markets was primarily due to a decline in trading revenue in agency securities, treasury securities, municipal bonds, high yield corporate bonds, and structured products.  The decrease in revenue in CCFL was primarily due to a decrease in overall trading volumes.

Effective January 31, 2014, we merged CCPR and JVB. The merged broker-dealer subsidiary will operate going forward under the JVB name.   In connection with this merger, we reduced our workforce by approximately 20% by eliminating certain redundant and non-core business lines.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the year ended December 31, 2013 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Assets Under Management

Our AUM equals the sum of: (1) the gross assets included in CDOs that we have sponsored and manage; plus (2) the NAV of the permanent capital vehicles and investment funds we manage; plus (3) the NAV of other accounts we manage. Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT
(dollars in thousands)

	As of December 31,
	2013	2012	2011
Company sponsored CDOs (1)	$5,377,187	$6,051,678	$7,859,755
Permanent capital vehicles (2)	109,977	145,326	169,237
Investment funds (3)	172,052	84,659	-
Managed accounts (4)	35,752	43,924	33,644
Assets under management (5)	$5,694,968	$6,325,587	$8,062,636

(1)	Management fee income earned from our Sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned from funds managed in permanent capital vehicles is recorded as a component of asset management revenue.
(3)

Management fee income earned from investment funds is primarily comprised of fees earned by entities in which we have an equity method investment.  Accordingly, the resulting revenue is accounted for as income from equity method affiliates.

(4)	Management fee income earned on managed accounts is recorded as a component of asset management revenue.
(5)	AUM for company sponsored CDOs, permanent capital vehicles, investment funds, and other managed accounts represents total AUM at the end of the period indicated.
(6)

Asset management fees decreased by $3,369, or 15%, to $19,803 for the year ended December 31, 2013, as compared to $23,172 for the year ended December 31, 2012, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT
(dollars in thousands)

	December 31, 2013	December 31, 2012	Change
CDO and related service agreements	$14,228	$21,729	$(7,501)
Other	5,575	1,443	4,132
Total	$19,803	$23,172	$(3,369)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $7,501 to $14,228 for the year ended December 31, 2013, as compared to $21,729 for the year ended December 31, 2012. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS
(dollars in thousands)

	December 31, 2013	December 31, 2012	Change
TruPS and insurance company debt - U.S.	$7,117	$11,504	$(4,387)
High grade and mezzanine ABS	1,281	1,538	(257)
TruPS and insurance company debt - Europe	2,555	6,429	(3,874)
Broadly syndicated loans - Europe	3,275	2,258	1,017
Total	$14,228	$21,729	$(7,501)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because,  effective February 23, 2013, we no longer provide any services related to the Alesco X through XVII securitizations.  On July 29, 2010, we entered into an agreement with an unrelated third party whereby we sold the management rights and responsibilities related to the Alesco X through XVII securitizations.  In connection with this agreement, we entered into a services agreement pursuant to which we provided certain services to the purchaser.  This services agreement expired on February 23, 2013.  We will continue to receive certain incentive payments through February 23, 2017, if the management fees earned by the third party exceed certain thresholds.  We will continue to recognize these incentive payments, if any, as earned.

Asset management fees for high grade and mezzanine ABS declined by $257 primarily because the average AUM in the deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and liquidations of certain CDOs.  This decrease was partially offset by an increase of $385 primarily related to a final fee earned in conjunction with our resignation as manager of one securitization.

Asset management fees for TruPS and insurance company debt – Europe declined primarily because we received a final CDO asset management fee for one of our European deals during the third quarter of 2012.  The total revenue recorded during 2012 related to this one European CDO was $3,862.

Asset management fees for broadly syndicated loans –Europe represent revenue from a single CLO.  Prior to August 2012, we served as the junior manager of this CLO and we shared management fees evenly with the lead manager.  In August 2012, we became the lead manager (and remained junior manager).  As a result of becoming lead manager, we earn all of the management fees related to this CLO which has caused the increase in asset management fees from broadly syndicated loans – Europe.

A significant portion of our managed CDOs have stopped paying subordinated management fees due to diversion of cash flows called for within the CDO governing documents.  See “Critical Accounting Policies and Estimates – Revenue Recognition – Asset Management” beginning on page 74 for discussion of our accounting policy regarding recognition of revenue related to subordinated management fees.

Other

Other asset management revenue increased by $4,132 to $5,575 for the year ended December 31, 2013, as compared to $1,443 for the year ended December 31, 2012.

Of the increase in other asset management revenue, $2,329 was due to the acquisition of Star Asia Manager which was effective March 1, 2013.  Prior to the acquisition, we owned 50% of Star Asia Manager and treated the investment as an equity method investment.  The remaining increase was due to increased separate account asset management revenues including incentive fees earned.  See notes 4 and 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,397, or 28%, to $6,418 for the year ended December 31, 2013, as compared to $5,021 for the year ended December 31, 2012.

Our new issue and advisory revenue has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements remains consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.

Principal Transactions and Other Income

Principal transactions and other income decreased by $4,793 to ($7,232) for the year ended December 31, 2013, as compared to ($2,439) for the year ended December 31, 2012.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(dollars in thousands)

	December 31, 2013	December 31, 2012	Change
Change in fair value of other investments, at fair value	$(11,399)	$(6,284)	$(5,115)
Gain on sale of cost method investment	-	1,687	(1,687)
Dividends, interest, and other income	4,167	2,158	2,009
Total	$(7,232)	$(2,439)	$(4,793)

Change in fair value of other investments, at fair value

Change in fair value of other investments, at fair value decreased by $5,116 to ($11,400) for the year ended December 31, 2013, as compared to ($6,284) for the year ended December 31, 2012.

CHANGE IN FAIR VALUE OF OTHER INVESTMENTS, AT FAIR VALUE
(dollars in thousands)

	December 31, 2013	December 31, 2012	Change
EuroDekania	$1,167	$(331)	$1,498
Star Asia	(13,065)	(7,274)	(5,791)
Yen Hedge	260	40	220
Tiptree	(552)	301	(853)
Star Asia Special Situations Fund	152	662	(510)
Other	639	318	321
Total	$(11,399)	$(6,284)	$(5,115)
For 2012, the change in fair value of our investment in EuroDekania was primarily the result of the change in the underlying NAV of EuroDekania.  For 2013, we purchased shares of EuroDekania for less than the NAV which resulted in a gain of $766.  The remaining change in fair value for 2013 was the result of the change in the underlying NAV of EuroDekania.

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

CHANGE IN FAIR VALUE OF STAR ASIA
(dollars in thousands)

	December 31, 2013	December 31, 2012	Change
Purchase or receipt of shares for below NAV	$-	$298	$(298)
Foreign exchange	(7,620)	(5,504)	(2,116)
Underlying investment values, net	(5,445)	(2,068)	(3,377)
Total	$(13,065)	$(7,274)	$(5,791)

On February 20, 2014, we announced the completion of the sale of the Star Asia Group which includes Star Asia. See note 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

Foreign exchange: This line item represents the impact to fair value of our investment in Star Asia from currency fluctuations. This is because Star Asia’s investments are primarily denominated in Japanese Yen, and Star Asia itself does not hedge against currency fluctuations. Accordingly, we were exposed to increases and decreases in the value of our investment in Star Asia that result from fluctuations of the Japanese Yen as compared to the U.S. Dollar.

As of December 31, 2013, our long exposure to the Japanese Yen was 3.2 billion Japanese Yen and our Japanese Yen hedge was 1.25 billion Japanese Yen.  The spot rate of the U.S. Dollar to Japanese Yen was $105.31 as of December 31, 2013,  and, as a result our un-hedged portion of Star Asia was $18.8 million. We had no hedge in place at December 31, 2012.  As of December 31, 2012, our long exposure to Japanese Yen was 4.2 billion Yen. The spot rate of U.S. Dollar to Japanese Yen was 86.75 as of December 31, 2012, which means our un-hedged portion of Star Asia was $49.0 million.

In conjunction with the sale of the Star Asia Group in February 2014, we extinguished our existing yen hedge.  Going forward we should not have material exposure to the Japanese Yen.

Underlying investment values: This line item represents the changes to the fair value of our investment in Star Asia exclusive of the impact of foreign currency changes or other changes specifically identified in the table above.   As described in more detail in note 31 to our consolidated financial statements included in this Annual Report on Form 10-K, we sold our investment in Star Asia in February 2014 along with our investment in the remaining entities in the Star Asia Group.  As a result, as of December 31, 2013, we determined the fair value of our investment in Star Asia by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

Effective June 30, 2013, we changed the way we calculate the fair value of our investment in Tiptree.  Previously, we carried our investment at the underlying NAV of the fund.  However, Tiptree completed a  reorganization during 2013.  As a result of the reorganization, our investment in Tiptree can be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events like stock dividends or stock splits).  Tiptree Financial Inc. is publicly traded OTC.  Therefore, beginning June 30, 2013, we calculate the fair value of our investment in Tiptree by using the closing over the counter price for Tiptree Financial Inc. and adjusting for the exchange ratio.  The decline in the fair value of our investment was primarily due to this change in method of calculating the fair value of our investment.

In December 2012, we made an investment in the Star Asia Special Situations Fund. As of December 31, 2012, we carried our investment in the Star Asia Special Situations Fund at the NAV of the underlying fund.  As described in more detail in note 31 to our consolidated financial statements included in this Annual Report on Form 10-K, we sold our investment in Star Asia Special Situations Fund in February 2014, along with our investment in the remaining entities of the Star Asia Group.  As a result, as of December 31, 2013, we determined the fair value of our investment in Star Asia Special Situations Fund by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

Dividends, interest, and other

Dividends, interest, and other increased by $2,009 to $4,167 for the year ended December 31, 2013, as compared to $2,158 for the year ended December 31, 2012. Prior the Merger, AFN had entered into an arrangement whereby it guaranteed a portion of a particular loan that was owned by the Alesco XIV securitization.  This arrangement was accounted for as a guarantee and we recorded a liability of $1,084 at the Merger Date.  In May 2013, the underlying loan was paid off in full by the borrower and our guarantee was extinguished.  We recorded other revenue of $1,084 in the second quarter of 2013 and wrote off the liability.    See note 26 to our consolidated financial statements included in this Annual Report on Form 10-K.      The remaining increase in dividends interest and other was primarily comprised of: (i) $1,015 increase from our revenue share arrangement with Strategos Capital Management LLC; and (ii) $90 decrease in all other income, net.

Operating Expenses

Operating expenses decreased by $16,324, or 17%, to $78,621 for the year ended December 31, 2013 , as compared to $94,945 for the year ended December 31, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $15,784 in compensation and benefits; (ii) an increase of $22 in business development, occupancy, and equipment; (iii) a decrease of $624 in subscriptions, clearing, and execution; (iv) a decrease of $38 of professional fees and other operating; and (v) an increase of $100 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $15,784, or 25%, to $47,167 for the year ended December 31, 2013, as compared to $62,951 for the year ended December 31, 2013.

COMPENSATION AND BENEFITS
(dollars in thousands)

	December 31, 2013	December 31, 2012	Change
Cash compensation and benefits	$45,220	$59,576	$(14,356)
Compensation charge for payments to former CEO and board member of PrinceRidge and former Chairman of the board of PrinceRidge	-	2,104	(2,104)
Equity-based compensation	1,947	1,271	676
Total	$47,167	$62,951	$(15,784)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $14,356 to $45,220 for the year ended December 31, 2013, as compared to $59,576 for the year ended December 31, 2012. This decrease was primarily a result of a decrease in incentive compensation which is tied to revenue and operating profitability.  Our total headcount decreased from 197 at December 31, 2012, to 148 at December 31, 2013.  From time to time, we pay employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation increased by $676 to $1,947 for the year ended December 31, 2013, as compared to $1,271 for the year ended December 31, 2012.  There were three major components of this change:

EQUITY BASED COMPENSATION
(dollars in thousands)

	December 31, 2013	December 31, 2012	Change
Equity compensation charge related to the former CEO and board member of PrinceRidge and the former Chairman of the board of PrinceRidge	$-	$(1,158)	$1,158
Reversals of previously recognized expense	(355)	(1,960)	1,605
Other equity compensation, net	2,302	4,389	(2,087)
Total	$1,947	$1,271	$676

First, during the year ended December 31, 2012, we recognized a reduction in equity based compensation of $1,158 related to the forfeiture of equity based grants to Michael T. Hutchins and John P. Costas (the former chief executive officer and former chairman, respectively, of PrinceRidge) in July 2012. Second, we recognized $1,605 less in reversals of equity compensation expense in the year ended December 31, 2013, as compared to the year ended December 31, 2012 due to forfeitures and employees failing to meet their performance targets.  Finally, we recognized a reduction in other equity compensation expense of $2,087 primarily as a result of employee grants becoming fully vested or forfeited after December 31, 2012, net of new grants after December 31, 2012.  See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $22, or 0%, to $5,817 for the year ended December 31, 2013, as compared to $5,795 for the year ended December 31, 2012. The increase was primarily due to an increase in technology support expenditures of $461 and one time rent expense of $245, partially offset by a net decrease in other business development, occupancy, and equipment expenses of $684.  As part of our cost savings measures, we terminated a significant portion of our in-house information technology staff and outsourced those services to third party providers.  The one time rent expense was the result of net rent expense acceleration resulting from the closure of unused office space in connection with the merger of JVB and CCPR.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $624, or 5%, to $10,822 for the year ended December 31, 2013, as compared to $11,446 for the year ended December 31, 2012.   The decrease was comprised of (i) a decrease in subscriptions and dues of $961 primarily due to cost savings measures; (ii) a decrease in clearing and execution of $489 primarily the result of lower trading volumes; partially offset by (iii) an increase of $826 due to termination costs incurred from the elimination of duplicative subscriptions in connection with the merger of JVB and CCPR.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $38, or 0%, to $13,410 for the year ended December 31, 2013, as compared to $13,448 for the year ended December 31, 2012.

Depreciation and Amortization

Depreciation and amortization increased by $100, or 8%, to $1,405 for the year ended December 31, 2013, as compared to $1,305 for the year ended December 31, 2012. This increase was comprised of (i) an increase of $287 related to depreciation and amortization incurred by Star Asia Manager after its acquisition by us in 2013; (ii) partially offset by a decrease of $187 related to fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $461, or 12%, to $4,193 for the year ended December 31, 2013, as compared to $3,732 for the year ended December 31, 2012. The increase was comprised of (i)  an increase of $203 related to the issuance of the 8.0% Convertible Notes; (ii) a decrease of $912 of interest income, net related to the reduction in the amount owed to withdrawing partners of PrinceRidge which was recorded in 2012; (iii) an increase in interest expense of $55 relating to the amortization of the discount attributable to a payment made by us to Sentinel Management Group, Inc. (“Sentinel”) in connection with the settlement of certain litigation matters involving our former U.S. broker-dealer, Cohen & Company Securities, LLC and Sentinel (the “Sentinel Litigation”);  (iv) $10 of other increases in interest expense; partially offset by  (v) a decrease of $464 of interest incurred on the convertible senior notes (comprised of our 7.625% Contingent Convertible Senior Notes due 2027 (“Old Notes”) and New Notes) due to repurchases and redemptions of the Old Notes; (vi) a reduction of $119 of interest incurred on the subordinated notes payable due to repayments and repurchases of these notes; (vii) a reduction of $136 of interest incurred on the junior subordinated notes as a result of

the interest rate on one of the two issuances changing from a fixed rate to a lower variable rate beginning in July 31, 2012.   See notes 17 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Other Income (Expense), net

Other income (expense), net was ($15) for the year ended December 31, 2013 as compared to ($4,271) for the year ended December 31, 2012.  For 2012, other income (expense), net represented expense of $4,357 related to the settlement of the Sentinel Litigation, partially offset by a gain on repurchase of debt of $86.  For 2013, the other income (expense), net represented a loss on the repurchase of debt.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $3,224, or 64% to $1,828 for the year ended December 31, 2013, as compared to $5,052 for the year ended December 31, 2012. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(dollars in thousands)

	December 31, 2013	December 31, 2012	Change
Star Asia Manager	$157	$1,101	$(944)
Deep Value GP	-	(14)	14
Deep Value GP II	(13)	1,726	(1,739)
SAA Manager	255	(8)	263
Star Asia Capital Management	146	504	(358)
Star Asia Opportunity	(5)	544	(549)
Star Asia Opportunity II	-	(382)	382
Star Asia SPV	1,287	1,581	(294)
Other	1	-	1
Total	$1,828	$5,052	$(3,224)

See notes 4, 15, and 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

On February 20, 2014, we announced the completion of the sale of the Star Asia Group which includes Star Asia Manager, SAA Manager and Star Asia Capital Management.  As of December 31, 2013, we had no interest in the earnings of Star Asia SPV and Star Asia Opportunity II.  Star Asia Opportunity is in liquidation and a small additional distribution is expected in 2014. See note 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) was ($3,565) for the year ended December 31, 2013 as compared to ($615) for the year ended December 31, 2012. The tax benefit realized in 2013 was comprised of: (i) a deferred tax benefit of $2,074 primarily from changes in the expected reversal patterns of our deferred tax liability as well as changes in the expiration timeframes of our carry forward assets; (ii) a tax benefit of $1,402 representing the recognition of a previously unrecognized tax benefit that became effectively settled during the period; and (iii) other miscellaneous net tax benefit of $89. The tax expense realized by us in 2012 was primarily the result of a deferred tax benefit which resulted from changes in the reversal pattern of our deferred tax liabilities as well as changes in our state and local tax rate as a result of changes in the jurisdictions in which we operate.  See discussion of Pennsylvania income tax assessment and other information in note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2013 and 2012 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2013

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(20,740)	$(2,744)	$-	$(23,484)	$-	$(23,484)
Income tax expense / (benefit)	-	14	(1,394)	(1,380)	(2,185)	(3,565)
Net income / (loss) after tax	(20,740)	(2,758)	1,394	(22,104)	2,185	(19,919)
Majority owned subsidiary non-controlling interest	-	(9)	-	(9)
Net loss attributable to Operating LLC	(20,740)	(2,749)	1,394	(22,095)
Average effective Operating LLC non-controlling interest (1)%				29.83%
Operating LLC non-controlling interest				(6,592)
Majority owned subsidiary non-controlling interest				(9)
Total non-controlling interest				$(6,601)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2012

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(2,104)	$(552)	$-	$(2,656)	$-	$(2,656)
Income tax expense / (benefit)	-	49	99	148	(763)	(615)
Net income / (loss) after tax	(2,104)	(601)	(99)	(2,804)	763	(2,041)
Majority owned subsidiary non-controlling interest	-	(216)	-	(216)
Net loss attributable to Operating LLC	(2,104)	(385)	(99)	(2,588)
Average effective Operating LLC non-controlling interest (1)%				33.11%
Operating LLC non-controlling interest				(857)
Majority owned subsidiary non-controlling interest				(216)
Total non-controlling interest				$(1,073)

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

Year ended December 31, 2012 Compared to the Year ended December 31, 2011

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2012 and 2011.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year ended December 31,		Favorable / (Unfavorable)
	2012	2011	$ Change	% Change
Revenues
Net trading	$69,486	$73,167	$(3,681)	(5)%
Asset management	23,172	21,698	1,474	7%
New issue and advisory	5,021	3,585	1,436	40%
Principal transactions and other income	(2,439)	1,881	(4,320)	(230)%
Total revenues	95,240	100,331	(5,091)	(5)%

Operating expenses
Compensation and benefits	62,951	78,227	15,276	20%
Business development, occupancy, equipment	5,795	6,565	770	12%
Subscriptions, clearing, and execution	11,446	12,025	579	5%
Professional fee and other operating	13,448	19,441	5,993	31%
Depreciation and amortization	1,305	2,238	933	42%
Total operating expenses	94,945	118,496	23,551	20%

Operating income / (loss)	295	(18,165)	18,460	102%

Non-operating income / (expense)

Interest expense, net	(3,732)	(5,976)	2,244	38%
Other income / (expense)	(4,271)	33	(4,304)	(13042)%
Income / (loss) from equity method affiliates	5,052	6,232	(1,180)	(19)%
Income / (loss) before income taxes	(2,656)	(17,876)	15,220	85%
Income taxes	(615)	(1,149)	(534)	(46)%
Net income / (loss)	(2,041)	(16,727)	14,686	88%
Less: Net (loss) income attributable to the non-controlling interest	(1,073)	(7,339)	(6,266)	(85)%
Net income / (loss) attributable to IFMI	$(968)	$(9,388)	$8,420	90%

Revenues

Revenues decreased by $5,091, or 5%, to $95,240 for the year ended December 31, 2012, as compared to $100,331 for the year ended December 31, 2011. As discussed in more detail below, the change was comprised of (i) a decrease of $3,681 in net trading revenue; (ii)  an increase of $1,474 in asset management revenue; (iii) an increase of $1,436 in new issue and advisory revenue; and (iv) a decrease of $4,320 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $3,681, or 5%, to $69,486 for the year ended December 31, 2012, as compared to $73,167 for the year ended December 31, 2011.     The following table provides detail on net trading revenue by operation.

NET TRADING
(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
JVB	$23,070	$18,634	$4,436
PrinceRidge and other capital markets	38,293	48,711	(10,418)
CCFL	8,123	5,822	2,301
Total	$69,486	$73,167	$(3,681)

  The increase in revenue in JVB was primarily due to an increase in trading revenue associated with U.S. agency and structured product new issues. The increase in revenue in CCFL was primarily due to an increase in structured product trading. The decline in PrinceRidge and other capital markets was primarily due to the decline in trading revenue earned from trading in securitized products such as CDOs and CLOs.

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

Asset Management

Asset management fees increased by $1,474, or 7%, to $23,172 for the year ended December 31, 2012, as compared to $21,698 for the year ended December 31, 2011, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT
(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
CDO and related service agreements	$21,729	$19,055	$2,674
Other	1,443	2,643	(1,200)
Total	$23,172	$21,698	$1,474

CDOs

Asset management revenue from company-sponsored CDOs increased by $2,674 to $21,729 for the year ended December 31, 2012, as compared to $19,055 for the year ended December 31, 2011. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS
(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
TruPS and insurance company debt - U.S.	$11,504	$11,916	$(412)
High grade and mezzanine ABS	1,538	2,282	(744)
TruPS and insurance company debt - Europe	6,429	3,121	3,308
Broadly syndicated loans - Europe	2,258	1,736	522
Total	$21,729	$19,055	$2,674

Asset management fees for TruPS and insurance company debt of United States companies decreased primarily because the average AUM in this asset class declined as a result of the continued decline of the collateral balances due to deferrals, defaults, and prepayments of the underlying assets.

On July 29, 2010, we entered into a Master Transaction Agreement (the “Master Transaction Agreement”) pursuant to which we sold to an unrelated third party the collateral management rights and responsibilities arising after the sale relating to the Alesco X through XVII securitizations. In connection with the Master Transaction Agreement, we entered into a three-year Services Agreement (the “Services Agreement”) pursuant to which we provided certain services to the purchaser. $4,664 of the cash received up front was recognized as deferred revenue and was amortized into revenue over the life of the Services Agreement. In addition, the Master Transaction Agreement calls for additional payments to be made to us on a quarterly basis through February 23, 2017, if the management fees earned by the third party exceed certain thresholds.

During the year ended December 31, 2012 and 2011, we recognized $6,514 and $6,768, respectively, in revenue for the Alesco X through XVII securitizations that is included in the TruPS and insurance company debt — U.S. in the table above. Of these amounts, $680 and $570 represent incentive payments received from the third party under the Master Transaction Agreement during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we have the potential to earn additional incentive payments (through February of 2017) if certain performance hurdles are met. Not including any potential incentive fees, we recognized an additional $1,157 in revenue in 2013 through February 2013 when the services agreement expired per its terms. Beginning March 2013, with the exception of potential incentive payments, we will stop recognizing revenue from the Alesco X through Alesco XVII securitizations.

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

Asset management fees for broadly syndicated loans of European companies represent revenue from a single CLO. Prior to August 2012, we served only as the junior manager of this CLO and we shared the management fees evenly with the lead manager. In August 2012, we became lead manager (and remained as junior manager). Subsequent to becoming the lead manager, we earn all of the management fees related to this CLO. For the year ended December 31, 2012, $567 represented fees earned as lead manager and the remaining amount represented fees earned as junior manager.

Other

Other asset management revenue decreased by $1,200 to $1,443 for the year ended December 31, 2012, as compared to $2,643 for the year ended December 31, 2011.  The decrease was comprised of a decrease related to Deep Value of $452 and a decrease in separate accounts and other of $748.

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

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,436, or 40%, to $5,021 for the year ended December 31, 2012 from $3,585 for the year ended December 31, 2011.

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements remains consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.

Principal Transactions and Other Income

Principal transactions and other income decreased by $4,320, or 230%, to ($2,439) for the year ended December 31, 2012, as compared to $1,881 for the year ended December 31, 2011.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
Change in fair value of other investments, at fair value	$(6,284)	$1,504	$(7,788)
Gain on sale of cost method investment	1,687	-	1,687
Loss on other assets	-	(1,170)	1,170
Dividends, interest, and other income	2,158	1,547	611
Total	$(2,439)	$1,881	$(4,320)

Change in fair value of other investments, at fair value

Change in fair value of other investments, at fair value decreased by $7,788 to ($6,284) for the year ended December 31, 2012, as compared to $1,504 for the year ended December 31, 2011.

CHANGE IN FAIR VALUE OF OTHER INVESTMENTS, AT FAIR VALUE
(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
EuroDekania	$(331)	579	$(910)
Star Asia	(7,274)	(542)	(6,732)
Yen Hedge	40	(662)	702
Tiptree	301	53	248
Star Asia Special Situations Fund	662	-	662
Deep Value	-	(9)	9
Duart Fund	-	(456)	456
Other	318	2,541	(2,223)
Total	$(6,284)	$1,504	$(7,788)

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

Star Asia is an investment fund that is exposed to changes in its value due to the performance of its underlying investments. The value of our investment in Star Asia was impacted by the following items: (a) during 2011 and 2012, we acquired shares of Star Asia from unrelated third party investors at amounts less than the underlying NAV of Star Asia; (b) in 2011, certain of Star Asia’s investments were impacted by the earthquake, tsunami, and nuclear disaster in Japan that occurred during the first quarter; and (c) Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. The following table shows the change in the value of our investment in Star Asia and how it was impacted by these items:

CHANGE IN FAIR VALUE OF STAR ASIA
(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
Purchase or receipt of shares for below NAV	$298	$1,544	$(1,246)
Foreign exchange	(5,504)	3,420	(8,924)
Earthquake, tsunami, nuclear disaster	-	(4,720)	4,720
Underlying investment values, net	(2,068)	(786)	(1,282)
Total	$(7,274)	$(542)	$(6,732)

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

During the fourth quarter of 2011, we terminated all of our Japanese Yen hedges. As of December 31, 2011, our long exposure to the Japanese Yen was 3.9 billion Japanese Yen. The spot rate of U.S. Dollar to Japanese Yen was 77.44 as of December 31, 2011, and, as a result, our un-hedged portion of Star Asia was $50.7 million. During the fourth quarter of 2012, we terminated all of our Yen hedges. As of December 31, 2012, our long exposure to Japanese Yen was 4.2 billion Yen. The spot rate of U.S. Dollar to Japanese Yen was 86.75 as of December 31, 2012, which means our un-hedged portion of Star Asia was $49.0 million.

In conjunction with the sale of the Star Asia Group, we extinguished our existing yen hedge.  Going forward we should not have material exposure to the Japanese Yen.

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

In December 2012, we made an investment in the Star Asia Special Situations Fund. As of December 31, 2012, we carried our investment in the Star Asia Special Situations Fund at the NAV of the underlying fund.

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

The change in other investments of $2,223 was comprised of (i) an overall net increase of $572 to changes in fair value of certain warrants and options we held as of December 31, 2012 and 2011; and (ii) a net increase of $21 to changes in fair value of other investments; partially offset by (iii) $2,816 related to certain investments in securitizations that were sold for a gain during the first quarter of 2011.

Gain on sale of cost method investment

During the third quarter of 2012, we recognized a gain of $1,687 related to the sale of an equity interest in a private company that we were accounting for under the cost method.

Loss on other assets

During the year ended December 31, 2011, we recognized a loss of $1,170 related to the impairment of certain miscellaneous assets.

Dividends, interest, and other

Dividends, interest, and other increased by $611 to $2,158 for the year ended December 31, 2012, as compared to $1,547 for the year ended December 31, 2011.  The change in dividend, interest and other income of $611 was primarily related to increases from (i) foreign currency gains of $579; (ii) our revenue share arrangement related to the SCM Buyer of $97 which was not in place until March 29, 2011; (iii) dividends and interest income received on our investments in other investments, at fair value of $626; and (iv) miscellaneous income of $136; partially offset by decreases in other income of (v) $501 from our revenue share arrangement related to Non-Profit Preferred Funding I securitization (“NPPF I”) that was primarily a result of defaults within the securitization, which resulted in a deferral of the subordinated management fee during 2012; and (vi) $326 recognized in 2011 related to the reversal of the contingent liability due to JVB based on the attainment of certain performance targets that were not attained during the performance period. See notes 4, 5 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Operating Expenses

Operating expenses decreased by $23,551, or 20%, to $94,945 for the year ended December 31, 2012 , as compared to $118,496 for the year ended December 31, 2011. As discussed in more detail below, the change was comprised of (i) a decrease of $15,276 in compensation and benefits; (ii) a decrease of $770 in business development, occupancy, and equipment; (iii) a decrease of $579 in subscriptions, clearing, and execution; (iv) a decrease of $5,993 of professional fees and other operating; and (v) a decrease of $933 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $15,276, or 20%, to $62,951 for the year ended December 31, 2012 from $78,227 for the year ended December 31, 2011.

COMPENSATION AND BENEFITS
(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
Cash compensation and benefits	$59,576	$67,553	$(7,977)
Compensation charge for payment to the former CEO of Capital Markets business segment	-	3,000	(3,000)
Compensation charge for payments to former CEO and board member of PrinceRidge and former Chairman of the board of PrinceRidge	2,104	-	2,104
Equity-based compensation	1,271	7,674	(6,403)
Total	$62,951	$78,227	$(15,276)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The decrease in cash compensation and benefits was the result of the decrease in incentive compensation, which is tied to revenue and operating profitability and reduced headcount. Our total headcount decreased from 237 at December 31, 2011 to 197 at December 31, 2012.

From time to time, we pay employees severance when they are terminated without cause. These severance payments are included in cash compensation in the table above.

On July 19, 2012, PrinceRidge, IFMI, and the Operating LLC entered into a Separation, Release and Repurchase Agreement with each of Michael T. Hutchins, the former CEO of PrinceRidge and member of the Board of Managers of PrinceRidge GP, and John P. Costas, the former Chairman of the Board of Managers of PrinceRidge GP, whereby (i) PrinceRidge repurchased all of the equity and profit units in PrinceRidge held by Messrs. Hutchins and Costas; (ii) Messrs. Hutchins and Costas resigned as employees of PrinceRidge and as members of the Board of Managers of PrinceRidge GP; (iii) Messrs. Hutchins and Costas agreed to forfeit all of their unvested equity awards both from PrinceRidge and IFMI; and (iv) Messrs. Hutchins and Costas withdrew as members of PrinceRidge GP and as partners of CCPRH. Daniel G. Cohen, our Vice Chairman (formerly our Chairman and CEO), was subsequently appointed as Chairman of the Board of Managers of PrinceRidge GP and CEO of PrinceRidge by the Board of Managers of PrinceRidge GP. PrinceRidge repurchased Mr. Costas’ and Mr. Hutchins’ equity and profit units for an aggregate of $8,234. PrinceRidge recorded compensation expense of $2,104 and a reduction of temporary equity of $6,130 related to the repurchase of these units. This compensation expense is broken out separately in the table above.

In the second quarter of 2011, we incurred an expense of $3,000 for cash compensation owed to the former CEO of our Capital Markets business segment and a current member of our Board of Directors, Christopher Ricciardi, as a result of an amendment to his employment agreement. This compensation expense is broken out separately in the table above.

Compensation and benefits includes equity based compensation that decreased by $6,403, or 83%, to $1,271 for the year ended December 31, 2012, as compared to $7,674 for the year ended December 31, 2011. There were three major components of this change:

EQUITY BASED COMPENSATION
(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
Equity compensation charge related to the former CEO and board member of PrinceRidge and the former Chairman of the board of PrinceRidge	$(1,158)	$1,158	$(2,316)
Equity compensation charge for payment to the former CEO of Capital Markets business segment	-	1,800	(1,800)
Other equity compensation, net	2,429	4,716	(2,287)
Total	$1,271	$7,674	$(6,403)

First, in year ended December 31, 2012, we recognized a reduction in equity based compensation of $1,158 related to the forfeiture of equity based grants to Michael T. Hutchins and John P. Costas (the former chief executive officer and former chairman, respectively, of PrinceRidge) in July 2012. In 2011, we recognized expense of $1,158 related to these grants.

Second, we recognized $1,800 of expense attributable to an award of 360,000 restricted shares granted during the first half of 2011 to our former president and current member of our Board of Directors, Mr. Ricciardi, which was fully expensed during the first half of 2011 as a result of his amended employment agreement. In October 2011, Mr. Ricciardi forfeited the 360,000 shares of restricted stock in exchange for a cash payment of $745, which represented the cash equivalent value of the Common Stock in accordance with the defined terms of Mr. Ricciardi’s amended employment agreement.

Finally, we recognized a reduction in other equity compensation expense of $2,287 primarily as a result of employee grants becoming fully vested or forfeited after December 31, 2011, net of new grants after December 31, 2011.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $770, or 12%, to $5,795 for the year ended December 31, 2012, as compared to $6,565 for the year ended December 31, 2011.  The decrease was primarily due to decreases in business development expenses, such as promotion, advertising, travel and entertainment, of $228 and in rent expense of $626; partially offset by an increase in other expenses associated with occupancy and equipment of $84. Included in the rent for the year ended December 31, 2011 was $459 of costs incurred by us for the termination or subletting of office leases during the third quarter of 2011 as part of our cost saving measures following the acquisition of PrinceRidge. The decreases for the year ended December 31, 2012, as compared to the year ended December 31, 2011, are primarily due to our cost saving measures instituted following the acquisition of PrinceRidge in May 2011.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $579, or 5%, to $11,446 for the year ended December 31, 2012, as compared to $12,025 for the year ended December 31, 2011.  The decrease included a decrease of $222 in subscriptions primarily a result of a reduction in our employee headcount as well as cost saving measures implemented and a decrease in clearing and execution costs of $357.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $5,993, or 31%, to $13,448 for the year ended December 31, 2012 from $19,441 for the year ended December 31, 2011.  The decrease included a reduction in legal and professional fees of $4,462, which was primarily the result of legal expenses incurred in 2011 related to the acquisitions of JVB and PrinceRidge, and a reduction of $2,250 related to expense recorded in the fourth quarter of 2011 as a result of our contribution to a legal settlement involving Alesco X, a CDO previously managed by us, which resulted from a judgment against the CDO obtained by a third party; a decrease in other costs of $1,349; partially offset by an increase in consulting fees of $2,068. The increase in consulting fees was primarily due to the employment of certain consultants at CCFL. Prior to August 2012, CCFL was the junior manager of a CLO in Europe. In August 2012, CCFL became lead manager and remained junior manager. Subsequent to becoming the lead manager, we earn all of the management fees related to this CLO. These consulting fees are being incurred to assist CCFL in performing its lead manager services.

Depreciation and Amortization

Depreciation and amortization decreased by $933, or 42%, to $1,305 for the year ended December 31, 2012, as compared to $2,238 for the year ended December 31, 2011. The decline was primarily due to a decrease in depreciation expense related to certain property and equipment that was fully depreciated prior to January 1, 2012.

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $2,244, or 38%, to $3,732 for the year ended December 31, 2012, as compared to $5,976 for the year ended December 31, 2011.  This decrease was comprised of (a) a decrease of $570 of interest incurred on our bank debt, which we paid off and terminated during the fourth quarter of 2011; (b) a decrease of $582 of interest incurred on convertible senior notes (comprised of our Old Notes and our 10.50% Contingent Convertible Senior Notes Due 2027 (the “New Notes”) due to repurchases of Old Notes in November 2011 and March 2012, and redemptions of Old Notes in May 2012 and July 2012; (c) a decrease of $637 of interest incurred on our junior subordinated notes as a result of the interest rate on one of the two issuances changing from a fixed rate to a lower variable rate during the year; (d) a decrease of $38 of interest incurred on subordinated notes payable; partially offset by (e) an increase of $577 of interest income primarily related to the reduction of the amount owed to withdrawing partners of PrinceRidge in conjunction with the repurchase of mandatorily redeemable equity interests at a discount (see notes 17 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K), which is recorded as interest income; (f) an increase of $109 related to the amortization of discount attributable to a settlement payable related to a legal settlement; and (g) an increase of $51 related to the interest on the promissory notes issued in connection with the repurchase of mandatorily redeemable equity interests that we paid in full in December 2012. See notes 17 and 18 to our consolidated financial statements included in this Form 10-K. During the year ended December 31, 2011, we also wrote off $134 of unamortized deferred financing costs to interest expense related to the termination of our bank debt in 2011.

Other Income (Expense), net

Other income (expense), net was ($4,271) for the year ended December 31, 2012 as compared to $33 for the year ended December 31, 2011.        For 2012, other income (expense), net represented expense of $4,357 related to the settlement of the Sentinel Litigation partially offset by a gain on repurchase of debt of $86.  For 2011, the other income (expense), net represented a gain on the repurchase of debt.  For additional information, see notes 13 and 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased  by $1,180, or 19% to $5,052 for the year ended December 31, 2012, as compared to $6,232 for the year ended December 31, 2011. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(dollars in thousands)

	December 31, 2012	December 31, 2011	Change
Star Asia Manager	$1,101	$1,694	$(593)
Deep Value GP	(14)	4,349	(4,363)
Deep Value GP II	1,726	2	1,724
SAA Manager	(8)	-	(8)
Star Asia Capital Management	504	44	460
Star Asia Opportunity	544	405	139
Star Asia Opportunity II	(382)	-	(382)
Star Asia SPV	1,581	702	879
Duart Capital and other	-	(964)	964
Total	$5,052	$6,232	$(1,180)

See notes 4, 15, and 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) was ($615) for the year ended December 31, 2012 as compared to income tax expense / (benefit) of ($1,149) for the year ended December 31, 2011.    The tax benefit realized by us in 2012 was primarily the result of a deferred tax benefit which resulted from changes in the reversal pattern of our deferred tax liabilities as well as changes in our state and local tax rate as a result of changes in the jurisdictions in which we operate.  The tax expense realized by us in 2011 was primarily the result of deferred tax benefit which resulted from changes in the reversal pattern of our deferred tax liabilities, changes in our state and local tax rate as a result of changes in the jurisdictions in which we operate, as well as changes in the expiration date of our carry forward assets.  See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2012 and 2011 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2012

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(2,104)	$(552)	$-	$(2,656)	$-	$(2,656)
Income tax expense / (benefit)	0	49	99	148	(763)	(615)
Net income / (loss) after tax	(2,104)	(601)	(99)	(2,804)	763	(2,041)
Majority owned subsidiary non-controlling interest	-	(216)	-	(216)
Net loss attributable to Operating LLC	(2,104)	(385)	(99)	(2,588)
Average effective Operating LLC non-controlling interest (1)%				33.11%
Operating LLC non-controlling interest				(857)
Majority owned subsidiary non-controlling interest				(216)
Total non-controlling interest				$(1,073)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2011

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(11,105)	$(6,771)	$-	$(17,876)	$-	$(17,876)
Income tax expense / (benefit)	-	-	560	560	(1,709)	(1,149)
Net income / (loss) after tax	(11,105)	(6,771)	(560)	(18,436)	1,709	(16,727)
Majority owned subsidiary non-controlling interest	-	(1,768)	-	(1,768)
Net loss attributable to Operating LLC	(11,105)	(5,003)	(560)	(16,668)
Average effective Operating LLC non-controlling interest (1)%				33.42%
Operating LLC non-controlling interest				(5,571)
Majority owned subsidiary non-controlling interest				(1,768)
Total non-controlling interest				$(7,339)

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans.  Currently, JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in these subsidiaries. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. The recent merger of CCPR and JVB should result in a more efficient use of capital.  Although we will still be subject to these capital restrictions, it eases the burden somewhat by having one combined capital calculation as opposed to two separate ones in the case of JVB and CCPR.  CCFL is regulated by the Financial Conduct Authority (formerly known as the Financial Conduct Authority) in the United Kingdom (“FCA”) and must maintain certain minimum levels of capital. See note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our Board of Directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our Board of Directors declared a dividend of $0.02 per quarter, which was paid regularly through the fourth quarter of 2013. Our Board of Directors has the power to decide to increase, reduce, or eliminate dividends in the future and such decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our Board of Directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to our stockholders.

On March 4, 2014, our Board of Directors declared a cash dividend of $0.02 per share, which will be paid on our Common Stock on April 1, 2014to stockholders of record on March 18, 2014. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to our stockholders.

We filed a Registration Statement on Form S-3 on February 14, 2014, which has not yet been declared effective by the SEC. If and when declared effective, the registration statement will enable us to offer and sell, in the aggregate, up to $300,000 of debt securities, preferred stock (either separately or represented by depositary shares), or Common Stock (including, if applicable, any associated preferred stock purchase rights, subscription rights, stock purchase units and warrants, as well as units that include any of these securities). Further, if and when the registration statement is declared effective, certain of the securities issuable thereunder may be convertible into or exercisable or exchangeable for Common Stock or preferred stock of IFMI, and we will be able to offer and sell any of the securities issuable thereunder separately or together, in any combination with other securities. If and when declared effective, the registration statement will provide another source of liquidity in addition to the alternatives already in place. Further, any net proceeds from a sale of our securities under the registration statement could be used for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, repayment or refinancing of borrowings, working capital, investments and acquisitions. If and when the registration statement is declared effective, it would expire on the third anniversary of the effective date.

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

(2) To fund investments: Our investments take several forms, including investments in securities and “sponsor investments” in permanent capital vehicles or investment funds. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities. In February, 2014, the Company sold its interest in Star Asia and Star Asia Special Situations Fund (See Sale of Star Asia and Other Related Entities above).  On a going forward basis, the Company’s principal investing activities may include more investments in entities it does not manage.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through December 31, 2013, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2013 and December 31, 2012, we maintained cash and cash equivalents of $13,161 and $14,500, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities	$(8,231)	$14,748	(6,299)
Cash flow from investing activities	2,941	9,110	(6,704)
Cash flow from financing activities	4,032	(27,717)	(12,796)
Effect of exchange rate on cash	(81)	138	74
Net cash flow	(1,339)	(3,721)	(25,725)
Cash and cash equivalents, beginning	14,500	18,221	43,946
Cash and cash equivalents, ending	$13,161	$14,500	18,221

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term. In February, 2014, we received $20,043 from the sale of the Star Asia Group.  We expect to make principal investments using these proceeds and potentially other available funds in investments that are not managed or sponsored by us.

2013 Cash Flows

As of December 31, 2013, our cash and cash equivalents were $13,161, representing a decrease of $1,339 from December 31, 2012. The decrease was attributable to the cash used by operating activities of $8,231, the cash provided by investing activities of $2,941, the cash provided by financing activities of $4,032, and the decrease in cash caused by a  change in exchange rates of $81.

The cash used by operating activities of $8,231 was comprised of (a) net cash outflows of $10,078 related to working capital fluctuations (b) net cash inflows of  $7,967 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $6,120 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, depreciation, and amortization).

The cash provided by investing activities of $2,941 was comprised of (a) $679 of cash acquired due to the acquisition of Star Asia Manager; (b) $2,082 of proceeds from sales and returns of principal from other investments, at fair value; (c) $3,094 in distributions received from equity method affiliates (see note 15 to our consolidated financial statements in this Annual Report on Form 10-K); net of (d) $2,035 of cash used to acquire other investments, at fair value which was comprised of $302 of additional investment in the Star Asia Special Situations Fund, $762 invested in a yen currency hedge, and $971 used to purchase shares of EuroDekania; (e) $30 of investment in equity method affiliates; and (f) $849 used to purchase furniture, equipment and leasehold improvements.

The cash provided in financing activities of $4,032 was comprised of (a) $8,248 in proceeds for the issuance of convertible debt (see notes 4 and 17 to our consolidated financial statements included in this Annual Report on Form 10-K); (b) $5,051 in net proceeds from the private placement of equity (see note 4 to our consolidated financial statements included in this Annual Report on Form 10-K); net of (c) $6,072 for the repurchase and repayment of debt which includes $5,000 of repurchases of New Notes, $725 related to the Star Asia Manager note payable and $347 related to our subordinated notes payable; (d) $670 in payment of deferred financing costs in connection with the new convertible debt issued; (e) $153 used for the payment of employee tax obligations related to restricted stock vesting; (f) $789 of net redemptions for the redeemable non-controlling interests related to PrinceRidge; (g) $86 of repayments of mandatorily redeemable equity interests related to PrinceRidge; (h) $431 of distributions to non-controlling interests related to the Operating LLC; and (i) $1,066 in dividends to stockholders of IFMI.

2012 Cash Flows

As of December 31, 2012, our cash and cash equivalents were $14,500, representing a net decrease of $3,721 as compared to December 31, 2011. The decrease was attributable to the cash provided by operating activities of $14,748, the cash provided by investing activities of $9,110, the cash used for financing activities of $27,717, and the effect of the increase of the exchange rate on cash of $138.

The cash provided by operating activities of $14,748 was comprised of (a) net cash outflows of $3,794 related to working capital fluctuations primarily comprised of net outflows of $497 related to a decrease in accrued compensation and net outflows of $392 related to the decrease in accounts payable and other liabilities and a net decrease of $2,905 in other working capital fluctuations; (b) $18,548 of net cash inflows from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a net cash outflow from other earnings items of $183 (which represents net income or loss adjusted for the following non-cash operating items: other income/(expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, depreciation, and amortization).

As is described below in the financing section, we paid a total of $14,699 to acquire ownership interests in PrinceRidge that we did not previously own. As a result, our ownership of PrinceRidge increased from 70% to 98%. We financed these payments primarily by reducing the amount of capital we had invested in our trading items. This was the main reason for the $18,548 of net inflows from trading activities described in the previous paragraph.

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

The cash used in financing activities of $27,717 was comprised of (a) the repurchase of $150 notional amount of Old Notes for $147; (b) the redemption of $10,210 notional amount of Old Notes for $10,210; (c) the purchase of $1,177 principal amount of subordinated notes payable for $1,089; (d) the payment in full of the promissory notes issued in connection with the repurchase of mandatorily redeemable equity interests for $4,824 (see note 17 to our consolidated financial statements included in this Annual Report on Form 10-K); (e) repayments of PrinceRidge mandatorily redeemable equity interests of $3,723; (f) IFMI non-controlling interest distributions of $420; (g) IFMI dividends to our stockholders of $953; (h) the net redemption of the redeemable non-controlling interest of $6,152 to withdrawing partners from PrinceRidge (see note 18 to our consolidated financial statements included in this Annual Report on Form 10-K); and (i) the payment of $199 for employees’ tax obligations to taxing authorities related to the vesting of equity-based awards.

2011 Cash Flows

As of December 31, 2011, our cash and cash equivalents were $18,221, representing a net decrease of $25,725 as compared to December 31, 2010. The decrease was attributable to the cash used by operating activities of $6,299, the cash used for investing activities of $6,704, and the cash used for financing activities of $12,796, partially offset by the effect of the increase of the exchange rate on cash of $74.

The cash used by operating activities of $6,299 was comprised of (a) net cash outflows of $8,150 related to working capital fluctuations primarily comprised of net outflows of $10,942 related to a decrease in accrued compensation payable offset by other working capital fluctuations; (b) $17,180 of net cash inflows from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers and clearing agencies as well as the unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a decrease in cash generated from other earnings items of $14,900 (which represented net income or loss adjusted for the following non-cash operating items: other income/(expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, depreciation, and amortization).

The cash used in investing activities of $6,704 was comprised of (a) the cash consideration paid, net of cash acquired, for the acquisition of JVB of $14,956; (b) the investment of $5,021 in equity method affiliates (see note 15 to our consolidated financial statements included in this Annual Report on Form 10-K); (c) the purchase of other investments, at fair value of $3,068, specifically the purchase of additional shares of Star Asia in the amount of $351 directly from unrelated third parties during 2011, the purchase of additional shares of EuroDekania in the amount of $533, and the purchase of other investments, which consisted primarily of a Japanese Yen currency forward contract, of $2,184; and (d) the purchase of additional furniture and leasehold improvements of $470 related to the New York and Philadelphia offices and the CCFL office in the United Kingdom; partially offset by (e) cash proceeds from the return of principal of $3,898, which was comprised of $3,821 from our investment in the Duart Fund, $19 from the final liquidation of the first Deep Value fund, and $58 from our investments in certain residential loans; (f) cash received from the sale of other investments of $3,810 comprised of $2,816 from the sale of certain investments in securitizations and $994 from the termination of the Japanese Yen currency forward contracts that were classified as other investments, at fair value on the consolidated balance sheets; (g) cash received of $6,954 from equity method affiliates (see note 15 to our consolidated financial statements included in this Annual Report on Form 10-K); and (h) the cash acquired in the acquisition of PrinceRidge of $2,149.

The cash used in financing activities of $12,796 was comprised of (a) the repayment of $6,976 of outstanding borrowings on our secured credit facility entered into on July 29, 2010 between our subsidiary, Dekania Investors, LLC, and T.D. Bank, N.A, which we subsequently terminated in December 2011; (b) the repurchase of $1,025 notional amount of Old Notes for $984; (c) distributions to the IFMI non-controlling interest holders of $1,054; (d) IFMI dividends to our stockholders of $2,115; (e) the payment of $107 for the redemption of the membership units of the Operating LLC by one of the non-controlling interest holders; (f) the acquisition of Common Stock for treasury of $1,488; and (g) the payment of $72 for employees’ tax obligations to taxing authorities related to the vesting of equity-based awards. In the case of (g), the total shares withheld were determined based on the value of the restricted stock award on the applicable vesting date based on the closing price of our Common Stock. These net share settlements reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

Regulatory Capital Requirements

As of December 31, 2013, three of our subsidiaries are licensed securities dealers in the United States or the United Kingdom. As broker-dealers, our subsidiaries, JVB and CCPR, are subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2013 were as follows:

MINIMUM NET CAPITAL REQUIREMENTS
(dollars in thousands)
United States	$438
United Kingdom	2,198
Total	$2,636

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2013, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $28,629. See note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions. As previously noted, we merged CCPR and JVB effective January 31, 2014.

Securities Financing

We maintain repurchase agreements with various third party financial institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, however, no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. See note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

If there were an event of default under a repurchase agreement, our counterparty would have the option to terminate all repurchase transactions existing with us and make any amount due from us to the counterparty payable immediately. Repurchase obligations are full recourse obligations to us. If we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was not sufficient to satisfy our obligations in full.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Receivables under resale agreements
Period end	$29,395	$70,110	$129,978
Monthly average	83,931	168,184	111,904
Maximum month end	101,444	262,789	158,099
Securities sold under agreements to repurchase
Period end	$28,748	$70,273	$134,870
Monthly average	84,402	168,277	104,984
Maximum month end	103,806	260,084	178,998

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

Debt Financing

As of December 31, 2013, we had the following sources of debt financing other than securities financing arrangements: (1) contingent convertible senior notes, comprised of the New Notes and the 8.0% Convertible Notes; (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our outstanding debt.

The following table summarizes our long-term indebtedness and other financing outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		December 31, 2013	December 31, 2012	Interest Rate Terms		Interest (5)	Maturity
Contingent convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$3,121		$3,115	$8,068	10.50%		10.50%	May 2014 (1)
8.00% contingent convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	-	8.00%		8.00%	September 2018 (2)
	$11,369		$11,363	8,068
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	10,697	10,189	4.25%		4.25%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	7,614	7,248	4.40%		4.40%	March 2035
	$48,125		18,311	17,437
Subordinated notes payable	$-		-	342	12.00%	(4)	12.00%	June 2013
Total			$29,674	$25,847

(1)Represents the holder’s earliest put date and our earliest redemption date. The contractual maturity for the New Notes is May 2027.

We may redeem all or part of the $3,121 aggregate principal amount of the New Notes for cash on or after May 20, 2014, at a redemption price equal to the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes may require us to repurchase all or a portion of the New Notes for cash on May 15, 2014; May 15, 2017; and May 15, 2022 for a repurchase price equal to the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes are required to provide notice to us of their plan to redeem the New Notes at any time during the 30 days prior to May 15, 2014; May 15, 2017; and May 15, 2022.

(2)

The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time prior to maturity into shares of our Common Stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

(3)The outstanding par represents the total par amount of the junior subordinated notes held by two separate variable interest entity (“VIE”) trusts. We do not consolidate these trusts. We hold $1,489 par value of these junior subordinated notes, comprised of $870 par value of junior subordinated notes related to Alesco Capital Trust I and $619 par value of junior subordinated notes related to Sunset Financial Statutory Trust I. These notes have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.

(4)Comprised of 9% paid currently and 3% paid in kind. The subordinated note payable was fully repaid in June 2013.

(5)Represents the interest rate as of the last day of the reporting period.

As previously disclosed, on October 28, 2013, we repurchased $5,000 aggregate principal amount of New Notes from an unrelated third party for $5,238, including accrued interest of $238.  Holders of New Notes have the right to require us to repurchase those notes on May 15, 2014.  As a result, the outstanding principal amount of New Notes has been reduced from $8,121 to $3,121.

Off-Balance Sheet Arrangements

There were no material off balance sheet arrangements as of December 31, 2013.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2013 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. The New Notes are assumed to be repaid on May 15, 2014, which represents the earliest date that the holders of the New Notes may require us to repurchase such notes for cash. Also, we have assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.

CONTRACTUAL OBLIGATIONS
As of December 31, 2013
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease arrangements	$5,784	$2,160	$2,168	$707	$749
Maturity of New Notes (1)	3,121	3,121	-	-	-
Interest on New Notes (1)	164	164	-	-	-
Maturity of 8.0% Convertible Notes (2)	8,248	-	-	8,248	-
Interest on 8.0% Convertible Notes (2)	3,166	669	1,338	1,159	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (3)	47,044	2,073	4,146	4,146	36,679
	$115,652	$8,187	$7,652	$14,260	$85,553

(1)Assumes the New Notes are repurchased on May 15, 2014. Interest includes amounts payable during the period the New Notes are outstanding at an annual rate of 10.50%.

(2)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(3)The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.2461% (based on a 90-day LIBOR rate as of December 31, 2013 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.39161% (based on a 90-day LIBOR rate as of December 31, 2013 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

Fair Value Hierarchy — We adopted the fair value measurement provisions in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) applicable to financial assets and financial liabilities effective January 1, 2008 (except for certain provisions related to nonfinancial assets and nonfinancial liabilities for which we adopted effective January 1, 2009). FASB ASC 820 defines fair value as the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (“exit price”). An exit price valuation will include margins for risk even if they are not observable. In accordance with FASB ASC 820, we categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the hierarchy under FASB ASC 820 are described below:

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

Financial instruments carried at contract amounts and have short-term maturities (one year or less) are repriced frequently or bear market interest rates. Accordingly, those contracts are carried at amounts approximating fair value. Financial instruments carried at contract amounts on our consolidated balance sheets include receivables from and payables to brokers, securities purchased under agreements to resell (“reverse repurchase agreements” or “receivables under resale agreements”) and sales of securities under agreements to repurchase (“repurchase agreements”).

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

In the case of Star Asia, prior to December 31, 2013, we utilized a valuation model to determine fair value, which used a market approach and the fair value was generally classified within level 3 of the valuation hierarchy. Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services — Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it is our assessment that the fair value of the subordinated debt securities has diverged from its carrying value. Because Star Asia’s published NAV is calculated using the amortized cost of these subordinated debt securities, we have concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. We estimate the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, which is derived from similar non-investment grade long term subordinated debt issuances.

As is described in more detail in note 31 to our consolidated financial statements included in this Annual Report on Form 10-K, the Company sold its investment in Star Asia in February 2014 along with its investment in Star Asia Special Situations Fund and other related entities.  Therefore, the Company determined the fair value of its investment in Star Asia by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014, as opposed to the valuation model described in the immediately preceding two paragraphs (which was used historically by the Company).

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

As is shown in note 21 to the consolidated financial statements contained herein, we currently have significant unrecognized deferred tax assets. These assets are unrecognized because we have recorded valuation allowances as we have determined that it is not more likely than not that we will realize the benefits of these tax assets. However, this determination is ongoing and subject to change. If we were to change this determination in the future, a significant tax benefit would be recognized as a component of earnings.

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

We classify the VIEs we are involved with into two groups: (i) VIEs managed by us; and (ii) VIEs managed by third parties. In the case of the VIEs that we have been involved with, we have generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than a manager to have the power to direct such matters. However, for all the VIEs we were involved with as of December 31, 2013, we have drawn this conclusion.

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of the entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods presented in the initial year of adoption (if it changed its accounting as a result of adopting the guidance) and shall disclose that fact. The use of hindsight would allow an entity to recognize, measure, and disclose obligations resulting from joint and several liability arrangements within the scope of this ASU in comparative periods using information available at adoption rather than requiring an entity to make judgments about what information it had in each of the prior periods to measure the obligation. Early adoption is permitted. We adopted the provisions of ASU 2013-04 effective January 1, 2014 and the adoption of the provisions did not have an effect on the our consolidated financial position and results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies, specifically, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We adopted the provisions of ASU 2013-05 effective January 1, 2014, and the adoption of the provisions did not have an effect on our consolidated financial statements or financial statement disclosures.

In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, which changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. The amendments require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting.  The amendments also require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.  The amendments in this ASU are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We have investments in the equity securities of investment funds and other non-publicly traded entities that have the attributes of investment companies as currently described in FASB ASC 946-15-2.  We adopted the provisions of this ASU effective January 1, 2014, and the adoption of the provisions did not have an effect on our consolidated financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits.  This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  We adopted the provisions of this ASU effective January 1, 2014, and the adoption of the provisions did not have an effect on our consolidated financial statements.

ITEM  7a.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2013, we would incur a loss of $4,225 if the yield curve rises 100 bps across all maturities and a gain of $4,216 if the yield curve falls 100 bps across all maturities. As of December 31, 2012, we would incur a loss of $6,284 if the yield curve rises 100 bps across all maturities and a gain of $6,264 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros, and we had an investment fund denominated in Japanese Yen, and another permanent capital vehicle that is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of December 31, 2013, our equity price sensitivity was $2,636 and our foreign exchange currency sensitivity was $1,498.  As of December 31, 2012, our equity price sensitivity was $3,799 and our foreign exchange currency sensitivity was $4,888.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2013, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,827 as of December 31, 2013.

Counterparty Risk and Settlement Risk:

We are subject to counterparty risk primarily in two areas: our collateralized securities transactions described in note 11 to our consolidated financial statements included in this Annual Report on Form 10-K, and our TBA activities (where we enter into offsetting TBA trades in order to assist clients in hedging their mortgage portfolios) described in note 10 to our consolidated financial statements included in Item 1 in this Annual Report on Form 10-K. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

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

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments—trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, our broker-dealers have an assigned chief risk officer that reviews the firm’s positions and trading activities on a daily basis.

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

ITEM  8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company, the related notes and schedules to the financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the Board of Directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the original (1992) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2013, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.OTHER INFORMATION.

None.

PART III

Item  10.Directors, Executive Officers and Corporate Governance.

Our Board of Directors has adopted the Code of Conduct applicable to all directors, officers, and employees of the Company. The Code of Conduct is available on our website at www.ifmi.com/investorrelations/gov_conduct.asp and the Company intends to satisfy the disclosure requirements under Item 5.05 of the SEC’s Current Report on Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on its website.

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  11.Executive Compensation.

The information required by Item 11 is included in the Section entitled “Executive Compensation” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Security Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The Company’s 2006 Long-Term Incentive Plan was approved by our stockholders at the special meeting held on October 6, 2006. The 2006 Long-Term Incentive Plan was amended on April 26, 2007, and again on June 18, 2008.

Following the Merger in December 2009, our Board of Directors assumed the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) from Cohen Brothers on December 16, 2009. The 2009 Equity Award Plan expired upon the vesting of restricted units of the Operating LLC on December 16, 2012. In December 2012, the Company’s Vice Chairman (formerly our Chairman and Chief Executive Officer of the Company), Daniel G. Cohen transferred to the Company 116,595 restricted shares of the Company’s Common Stock to the Company in order to satisfy his obligation to fund the equity vesting under the 2009 Equity Award Plan pursuant to the Equity Plan Funding Agreement.

The Company’s 2010 Long-Term Incentive Plan was approved by our stockholders at the annual meeting held on December 10, 2010. The 2010 Long-Term Incentive Plan was amended on April 18, 2011, amended and restated on March 8, 2012 and again on November 30, 2013 (subject to stockholder approval at the Company’s 2014 Annual Meeting of Stockholders).

The following table provides information regarding the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan as of December 31, 2013:

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	500,000	$3.00	1,558,525
Equity compensation plans not approved by security holders	-	-	-

(1)Excludes 2,500,000 options with a weighted exercise price of $4.20 granted to Lester R. Brafman, our Chief Executive Officer, in November 2013, which is subject to our stockholder’s approval of the November 2013 amendment and restatement of the 2010 Long-Term Incentive Plan at the Company’s 2014 Annual Meeting of Stockholders.

See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan, the 2009 Equity Award Plan and the Equity Plan Funding Agreement, and the 2010 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the Sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  14.Principal Accounting Fees and Services.

The information required by Item 14 is included in the Sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM  15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

2.5

Purchase and Contribution Agreement, dated as of September 14, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers Listed on Annex I thereto and the Management Employees, as defined therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2010). #

2.6

Amendment No. 1 to Purchase and Contribution Agreement, dated as of October 29, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated as of September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated as of September 14, 2010 (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011).

2.7

Amendment No. 2 to Purchase and Contribution Agreement, dated as of December 27, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated as of September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated as of September 14, 2010 (incorporated by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011).

2.8

Amendment No. 3 to Purchase and Contribution Agreement, dated as of January 11, 2011, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated as of September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated as of September 14, 2010 (incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011). #

2.9

Contribution Agreement, dated as of April 19, 2011, by and among IFMI, LLC, PrinceRidge Partners LLC and PrinceRidge Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011).

2.10

Securities Purchase Agreement, dated as of February 20, 2014, by and among IFMI, LLC, Cohen Asia Investments Ltd., Dekania Investors, LLC, Star Asia Management Ltd., Star Asia Capital Management, LLC, Star Asia Advisors Ltd., Star Asia Advisors II Ltd., Star Asia Partners Ltd., Star Asia Partners II Ltd., an investment vehicle managed by Taro Masuyama and Malcolm MacLean, for purposes of Section 7.1 thereof only, Taro Masuyama and Malcolm MacLean, and, for purposes of Section 7.2 thereof only, Institutional Financial Markets, Inc. and Daniel G. Cohen (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2014). #

3.1

Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111018) filed with the SEC on February 6, 2004).

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

3.10	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2005).

3.11	Articles Supplementary — Series D Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2012).

3.12	Articles Supplementary — Series E Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

4.1	Form of 7.625% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007).

4.2	Form of 10.50% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2011).

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

4.8

Indenture, dated as of July 22, 2011, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2011).

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

4.11

Section 382 Rights Agreement, dated as of January 5, 2011, by and between Cohen & Company Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2009).

4.12

Amendment No. 1 to Section 382 Rights Agreement, dated as of January 5, 2011, by and between Cohen & Company Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on
Form 8-K filed with the SEC on January 6, 2011).

4.13

Section 382 Rights Agreement, dated as of May 9, 2013, by and between Institutional Financial Markets, Inc. and Computershare Shareowner Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

4.14

Registration Rights Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Cohen Bros. Financial, LLC and Mead Park Capital Partners LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

4.15	Form of Indenture (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-3 (Registration No. 333-193975) filed with the SEC on February 14, 2014).

10.1

Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 8, 2006).

10.2

Letter Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers, LLC, relating to certain rights of first refusal and non-competition arrangements between the parties (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-137219) filed with the SEC on October 5, 2006).

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

10.4

Letter Agreement, dated as of October 18, 2006, by and between Alesco Financial Inc. and Cohen Brothers, LLC, transferring the agreement referred to in Exhibit 10.2 hereto to Alesco Financial Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138136) filed with the SEC on October 20, 2006).

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

10.7

Underwriting Agreement, dated as of June 20, 2007, by and between Alesco Financial Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2007).

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

10.16

Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on
Form S-4 filed with the SEC on June 2, 2009). +

10.17

Amendment No. 1 to Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi, dated as of July 31, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.18

Amendment No. 2 to Amended and Restated Senior Management Agreement between Cohen Brothers, LLC and Christopher Ricciardi, dated as of February 20, 2009 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.19

Employment Agreement by and between Christopher Ricciardi and Cohen & Company Inc., dated as of February 18, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-Q filed with the SEC on May 7, 2010). +

10.20

Amended and Restated Employment Agreement, dated as of April 19, 2011, by and among Institutional Financial Markets, Inc., IFMI, LLC and Christopher Ricciardi (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011). +

10.21

Employment Agreement between Cohen Brothers, LLC and Joseph W. Pooler, Jr., dated as of May 7, 2008 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.22

Amendment No. 1 to Employment Agreement between Cohen Brothers, LLC and Joseph W. Pooler, Jr., dated as of February 20, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on
Form S-4 filed with the SEC on June 2, 2009). +

10.23

Amendment No. 2 to Employment Agreement between Joseph W. Pooler, Jr. and Cohen Brothers, LLC, dated as of February 18, 2010 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.24

Cohen Brothers, LLC 2009 Senior Managers’ Cash Bonus Retention Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.25

Unsecured Subordinated Promissory Note between Cohen Brothers, LLC and Daniel G. Cohen (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.26

Unsecured Subordinated Promissory Note between Cohen Brothers, LLC and Christopher Ricciardi (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009).

10.27

Alesco Financial Inc. Cash Bonus Plan (incorporated by reference to Annex B to Alesco Financial Inc.’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). +

10.28

Amended and Restated Loan and Security Agreement by and among Cohen Brothers, LLC, TD Bank, N.A., and the Financial Institutions Now or Hereafter Listed on Schedule A, dated as of June 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). †

10.29

First Amendment to Amended and Restated Loan and Security Agreement by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors party thereto, and TD Bank, N.A., dated as of September 30, 2009 (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 filed with SEC on September 30, 2009).

10.30

Omnibus Joinder and Amendment to Loan Documents by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors party thereto, certain Joining Guarantors and TD Bank, N.A., dated as of December 16, 2009 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.31

Third Amendment to Loan and Security Agreement by and among Cohen Brothers, LLC, each of the Subsidiary Guarantors a party thereto, TD Bank, N.A., and each of the financial institutions identified as Lenders, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

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

10.36

Letter Agreement by and between Alesco Financial Inc. and Cohen Brothers, LLC, dated as of September 22, 2009 (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 2 to the Registration Statement on
Form S-4 filed with SEC on September 30, 2009).

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

10.39

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of IFMI, LLC, dated as of May 9, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.40

Employment Agreement by and between Daniel G. Cohen and Cohen & Company Inc., dated as of February 18, 2010 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.41

Amended and Restated Employment Agreement, dated as of May 9, 2013, by and among IFMI, LLC, Institutional Financial Markets, Inc., Daniel G. Cohen, C&Co/PrinceRidge Holdings LP and C&Co/PrinceRidge Partners LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).+

10.42

Amendment No. 1 to Employment Agreement, dated as of December 18, 2012, by and among IFMI, LLC (formerly Cohen Brothers LLC ), Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.), and Daniel G. Cohen (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2013). +

10.43	2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.44	Form of Award For 2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.45	Form of Promissory Note (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

10.46

Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2010). +

10.47

Amendment No. 1 to Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 26, 2011). +

10.48

Institutional Financial Markets, Inc. Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012). +

10.49

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2013).

10.50

Form of Restricted Stock Award under Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011). +

10.51

Master Transaction Agreement, dated as of July 29, 2010, by and among Cohen & Company Inc., Cohen & Company Financial Management, LLC and ATP Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010). †

10.52

Services Agreement, dated as of July 29, 2010, by and between ATP Management LLC and Cohen & Company Financial Management LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010).

10.53

Loan and Security Agreement, dated as of July 29, 2010, by and among Dekania Investors, LLC, TD Bank, N.A. and the financial institutions now or thereafter listed on Schedule A thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010).

10.54

Joinder to Loan Documents, dated as of December 31, 2010, by and among Dekania Investors, LLC, the Subsidiary Guarantors party thereto, Cohen Principal Investing, LLC, TD Bank, N.A. and the financial institutions now or thereafter listed on Schedule A to the Loan and Security Agreement, dated as of July 29, 2010 (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011).

10.55

Executive Agreement, dated as of May 31, 2011, by and among Institutional Financial Markets, Inc., IFMI, LLC, PrinceRidge Holdings LP and John Costas (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011).

10.56

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

10.58

Termination and Separation Agreement, dated as of May 31, 2011, by and among IFMI, LLC, PrinceRidge Partners LLC, and PrinceRidge Holdings LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.59

Confidential Agreement, dated as of March 30, 2012, by and between Alesco Preferred Funding X, Ltd. and Cohen & Company Financial Management, LLC f/k/a Cohen Bros. Financial Management, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012).

10.60

Senior Secured Promissory Note and Security Agreement, dated as of May 2, 2012, by and between IFMI, LLC and PrinceRidge Holdings LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2012).

10.61

Separation, Release and Repurchase Agreement, dated as of July 19, 2012, by and among PrinceRidge Partners LLC, PrinceRidge Holdings LP, IFMI, LLC, Institutional Financial Markets, Inc. and Michael T. Hutchins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2012).

10.62

Separation, Release and Repurchase Agreement, dated as of July 19, 2012, by and among PrinceRidge Partners LLC, PrinceRidge Holdings LP, IFMI, LLC, Institutional Financial Markets, Inc. and John P. Costas (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2012).

10.63

Separation, Release and Repurchase Agreement, dated as of October 5, 2012, by and among PrinceRidge Partners LLC, PrinceRidge Holdings LP, IFMI, LLC, Institutional Financial Markets, Inc., and Ahmed Alali (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2013).

10.64

Separation, Release and Repurchase Agreement, dated as of October 5, 2012, by and among PrinceRidge Partners LLC, PrinceRidge Holdings LP, IFMI, LLC, Institutional Financial Markets, Inc., and Ronald J. Garner (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2013).

10.65

Separation, Release and Repurchase Agreement, dated as of October 5, 2012, by and among PrinceRidge Partners LLC, PrinceRidge Holdings LP, IFMI, LLC, Institutional Financial Markets, Inc., and Matthew G. Johnson (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2013).

10.66

Preferred Stock Exchange Agreement by and between Institutional Financial Markets, Inc. and Cohen Bros. Financial, LLC, dated as of December 28, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed with the SEC on December 31, 2012).

10.67

Securities Purchase Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Mead Park Capital Partners LLC and Mead Park Holdings, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.68

Securities Purchase Agreement, dated as of May 9, 2013, by and between Institutional Financial Markets, Inc. and Cohen Bros. Financial, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.69

Preferred Stock Exchange Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Cohen Bros. Financial, LLC and Daniel G. Cohen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.70

Employment Agreement, dated as of June 3, 2013, by and among Institutional Financial Markets, Inc., IFMI, LLC and Lester R. Brafman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013).+

10.71

Employment Agreement, dated as of September 16, 2013, by and among Institutional Financial Markets, Inc., IFMI, LLC and Lester R. Brafman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2013).+

10.72

Letter Agreement, dated as of October 28, 2013, by and between Institutional Financial Markets, Inc. and Omega Charitable Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2013).

10.73

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan Non-Qualified Stock Option Award, dated as of November 30, 2013, by and between Institutional Financial Markets, Inc. and Lester R. Brafman. *

10.74

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan Non-Qualified Stock Option Award, dated as of November 30, 2013, by and between Institutional Financial Markets, Inc. and Lester R. Brafman. *

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements. *

*Filed herewith.

**Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 24 to our consolidated financial statements included in this Annual Report on Form 10-K.

***Furnished herewith.

+Constitutes a management contract or compensatory plan or arrangement.

#Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Institutional Financial Markets, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the SEC.

†Confidential treatment has been requested for portions of this document. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

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

DATE: March 7, 2014

INSTITUTIONAL FINANCIAL MARKETS, INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

V

Name	Title	Date

/S/ DANIEL G. COHEN Daniel G. Cohen	Vice Chairman	March 7, 2014

/S/ THOMAS P. COSTELLO Thomas P. Costello	Director	March 7, 2014

/S/ G. STEVEN DAWSON G. Steven Dawson	Director	March 7, 2014

/S/ JACK J. DIMAIO, JR. Jack J. DiMaio, Jr.	Chairman	March 7, 2014

/S/ JOSEPH M. DONOVAN Joseph M. Donovan	Director	March 7, 2014

/S/ JACK HARABURDA Jack Haraburda	Director	March 7, 2014

/S/ DOUGLAS LISTMAN Douglas Listman	Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	March 7, 2014

/S/ JOSEPH W. POOLER, JR. Joseph W. Pooler, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2014

/S/ CHRISTOPHER RICCIARDI Christopher Ricciardi	Director	March 7, 2014

/S/ NEIL SUBIN Neil Subin	Director	March 7, 2014

THIS PAGE INTENTIONALLY LEFT BLANK

INSTITUTIONAL FINANCIAL MARKETS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Audit Committee of Institutional Financial Markets, Inc.

We have audited the accompanying consolidated balance sheets of Institutional Financial Markets, Inc., (a Maryland corporation) and subsidiaries (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income / (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Institutional Financial Markets, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 7, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$13,161	$14,500
Receivables from brokers, dealers and clearing agencies	1,846	12,253
Due from related parties	883	452
Other receivables	5,658	8,488
Investments-trading	117,618	176,139
Other investments, at fair value	26,877	38,323
Receivables under resale agreements	29,395	70,110
Goodwill	11,113	11,113
Other assets	10,244	9,623
Total assets	$216,795	$341,001

Liabilities

Payables to brokers, dealers and clearing agencies	$30,711	$96,211
Accounts payable and other liabilities	8,221	13,080
Accrued compensation	4,224	8,203
Trading securities sold, not yet purchased	49,504	44,167
Securities sold under agreement to repurchase	28,748	70,273
Deferred income taxes	4,530	6,603
Debt	29,674	25,847
Total liabilities	155,612	264,384

Commitments and contingencies (See Note 26)

Temporary Equity:
Redeemable non-controlling interest	-	829

Permanent Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized: Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 14,809,705 and 11,552,551 shares issued and outstanding, respectively, including 411,126 and 757,826 unvested restricted share awards, respectively	14	11
Additional paid-in capital	73,866	64,829
Accumulated other comprehensive loss	(636)	(495)
Accumulated deficit	(21,754)	(7,370)
Total stockholders' equity	51,495	56,980
Non-controlling interest	9,688	18,808

Total permanent equity	61,183	75,788
Total liabilities and equity	$216,795	$341,001

                                              See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2013	2012	2011
Revenues
Net trading	$38,528	$69,486	$73,167
Asset management	19,803	23,172	21,698
New issue and advisory	6,418	5,021	3,585
Principal transactions and other income	(7,232)	(2,439)	1,881
Total revenues	57,517	95,240	100,331

Operating expenses
Compensation and benefits	47,167	62,951	78,227
Business development, occupancy, equipment	5,817	5,795	6,565
Subscriptions, clearing, and execution	10,822	11,446	12,025
Professional fee and other operating	13,410	13,448	19,441
Depreciation and amortization	1,405	1,305	2,238
Total operating expenses	78,621	94,945	118,496

Operating income / (loss)	(21,104)	295	(18,165)

Non-operating income / (expense)

Interest expense, net	(4,193)	(3,732)	(5,976)
Other income / (expense)	(15)	(4,271)	33
Income / (loss) from equity method affiliates	1,828	5,052	6,232
Income / (loss) before income tax expense / (benefit)	(23,484)	(2,656)	(17,876)
Income tax expense / (benefit)	(3,565)	(615)	(1,149)
Net income / (loss)	(19,919)	(2,041)	(16,727)
Less: Net income / (loss) income attributable to the non-controlling interest	(6,601)	(1,073)	(7,339)
Net income / (loss) attributable to IFMI	$(13,318)	$(968)	$(9,388)

Income / (loss) per share data (see Note 24):
Income / (loss) per common share-basic:
Basic Income / (loss) per common share	$(1.08)	$(0.09)	$(0.88)
Weighted average shares outstanding-basic	12,340,468	10,732,723	10,631,935
Diluted Income / (loss) per common share	$(1.08)	$(0.09)	$(0.88)
Weighted average shares outstanding-diluted	17,664,558	15,984,921	15,901,258

Dividends declared per common share	$0.08	$0.08	$0.20

Comprehensive income / (loss):
Net income / (loss) (from above)	$(19,919)	$(2,041)	$(16,727)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(30)	216	62
Other comprehensive income / (loss), net of tax of $0	(30)	216	62
Comprehensive income / (loss)	(19,949)	(1,825)	(16,665)
Less: comprehensive income / (loss) attributable to the non-controlling interest	(6,617)	(1,011)	(7,320)
Comprehensive income / (loss) attributable to IFMI	$(13,332)	$(814)	$(9,345)

                                          See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders' Equity	Non-controlling Interest	Total Permanent Equity	Redeemable Non-controlling Interest (Temporary Equity)
Balance at December 31, 2010	$5	$10	$58,954	$6,382	$(665)	$(328)	$64,358	$25,150	$89,508	$-
Net income (loss)	-	-	-	(9,388)	-	-	(9,388)	(5,571)	(14,959)	(1,768)
Other comprehensive income/ (loss) (1)	-	-	-	-	43	-	43	19	62	-
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(8)	-	(4)	-	(12)	12	-	-
Acquisitions	-	1	1,531	-	-	-	1,532	-	1,532	18,502
Equity based compensation and vesting of shares	-	-	4,090	-	-	-	4,090	2,011	6,101	828
Shares withheld for employee taxes	-	-	(48)	-	-	-	(48)	(24)	(72)	-
Purchase of common stock for treasury	-	-	-	-	-	(1,488)	(1,488)	-	(1,488)	-
Retirement of treasury stock	-	(1)	(1,487)	-	-	1,488	-	-	-	-
Redemption of non-controlling interest, net	-	-	-	-	-	-	-	(107)	(107)	(3,536)
Dividends/Distributions	-	-	-	(2,115)	-	-	(2,115)	(1,054)	(3,169)	-
Balance at December 31, 2011	$5	$10	$63,032	$(5,121)	$(626)	$(328)	$56,972	$20,436	$77,408	$14,026
Measurement period adjustment	-	-	-	-	-	-	-	-	-	(93)
Net income (loss)	-	-	-	(968)	-	-	(968)	(857)	(1,825)	(216)
Other comprehensive income/ (loss) (1)	-	-	-	-	154	-	154	62	216	-
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	928	-	(23)	-	905	(905)	-	-

Equity based compensation and vesting of shares	-	1	1,004	-	-	-	1,005	556	1,561	(290)
Shares withheld for employee taxes	-	-	(135)	-	-	-	(135)	(64)	(199)	-
Retirement of treasury stock	-	-	-	(328)	-	328	-	-	-	-
Purchase of non-controlling interest, net	-	-	-	-	-	-	-	-	-	(6,152)
Redemption of non-controlling interest	-	-	-	-	-	-	-	-	-	(6,446)
Dividends/Distributions	-	-	-	(953)	-	-	(953)	(420)	(1,373)	-
Balance at December 31, 2012	$5	$11	$64,829	$(7,370)	$(495)	$-	$56,980	$18,808	$75,788	$829
Net loss	-	-	-	(13,318)	-	-	(13,318)	(6,592)	(19,910)	(9)
Other comprehensive income/ (loss) (1)	-	-	-	-	(14)	-	(14)	(16)	(30)	-
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	2,764	-	(127)	-	2,637	(2,637)	-	-
Shares issued in connection with private placement, net	-	2	5,049	-	-	-	5,051	-	5,051	-
Equity-based compensation and vesting of shares	-	1	1,334	-	-	-	1,335	599	1,934	(31)
Shares withheld for employee taxes	-	-	(110)	-	-	-	(110)	(43)	(153)	-
Purchase of non-controlling interest, net	-	-	-	-	-	-	-	-	-	(789)
Dividends/Distributions	-	-	-	(1,066)	-	-	(1,066)	(431)	(1,497)	-
Balance at December 31, 2013	$5	$14	$73,866	$(21,754)	$(636)	$-	$51,495	$9,688	$61,183	$-

(1)	Represents foreign currency translation adjustment. There were no amounts reclassified from accumulated other comprehensive income / (loss).

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$(19,919)	$(2,041)	$(16,727)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Other (income) / expense	15	(86)	(33)
Equity-based compensation	1,902	1,271	6,929
Realized loss / (gain) on other investments	(978)	(1,728)	(1,002)
Change in unrealized (gain) loss on other investments, at fair value	12,377	6,325	(502)
Depreciation and amortization	1,405	1,305	2,238
Amortization of discount on debt	906	189	429
(Income) / loss from equity method affiliates	(1,828)	(5,052)	(6,232)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	1,653	(2,851)	2,741
(Increase) decrease in investments-trading	58,521	(51,593)	138,811
(Increase) decrease in other assets	(596)	1,583	7,615
(Increase) decrease in receivables under resale agreement	40,715	59,868	28,710
Change in receivables from / payables to related parties, net	(195)	223	259
Increase (decrease) in accrued compensation	(4,007)	(497)	(10,942)
Increase (decrease) in accounts payable and other liabilities	(4,860)	(1,544)	(3,149)
Increase (decrease) in trading securities sold, not yet purchased, net	5,337	(55,446)	38,691
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	(55,081)	130,316	(99,180)
Increase (decrease) in securities sold under agreement to repurchase	(41,525)	(64,597)	(93,566)
Increase (decrease) in deferred income taxes	(2,073)	(897)	(1,389)
Net cash provided by (used in) operating activities	(8,231)	14,748	(6,299)
Investing activities
Cash acquired from acquisition of Star Asia Manager, net	679	-	-
Cash paid for acquisition of JVB Holdings, net of cash acquired	-	-	(14,956)
Cash acquired from acquisition of PrinceRidge Partners LLC and PrinceRidge Holdings LP	-	-	2,149
Purchase of other investments, at fair value	(2,035)	(390)	(3,068)
Sales and returns of principal of other investments, at fair value	2,082	379	7,708
Sales of cost method investment	-	1,937	-
Investment in equity method affiliates	(30)	(4,716)	(5,021)
Return from equity method affiliates	3,094	12,093	6,954
Purchase of furniture, equipment, and leasehold improvements	(849)	(193)	(470)
Net cash provided by (used in) investing activities	2,941	9,110	(6,704)
Financing activities
Proceeds from issuance of convertible debt	8,248	-	-
Repayment and repurchase of debt	(6,072)	(16,270)	(7,960)
Payments for deferred issuance and financing costs	(670)	-	-
Proceeds from private placement, net of offering costs of $447	5,051	-	-
Cash used to net share settle equity awards	(153)	(199)	(72)
Purchase of common stock for treasury	-	-	(1,488)
PrinceRidge non-controlling interest redemptions, net	(789)	(6,152)	-
PrinceRidge mandatorily redeemable equity interest repayments	(86)	(3,723)	-
IFMI non-controlling interest distributions and redemptions	(431)	(420)	(1,161)
IFMI dividends	(1,066)	(953)	(2,115)
Net cash provided by (used in) financing activities	4,032	(27,717)	(12,796)
Effect of exchange rate on cash	(81)	138	74
Net increase (decrease) in cash and cash equivalents	(1,339)	(3,721)	(25,725)

Cash and cash equivalents, beginning of period	14,500	18,221	43,946
Cash and cash equivalents, end of period	$13,161	$14,500	$18,221

       See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Notes to Consolidated Financial Statements

December 31, 2013

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in credit related fixed income investments. As of December 31, 2013, the Company had $5.7 billion in assets under management (“AUM”) of which 94%, or $5.4 billion, was in collateralized debt obligations (“CDOs”).

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

On January 31, 2014, JVB merged into CCPR.  In connection with this merger CCPRH changed its name from C&Co/PrinceRidge Holdings LP to J.V.B. Financial Group Holdings and CCPR changed its name from C&Co/PrinceRidge LLC to J.V.B. Financial Group, LLC.  Also, beginning on January 31, 2014, CCPR began to do business under the JVB brand.  Therefore, when discussing the operations of CCPR on or subsequent to January 31, 2014, CCPR is referred to it as JVB.

The Company’s business is organized into the following three business segments:

Capital Markets: The Company’s Capital Markets business segment consists primarily of credit-related fixed income securities sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company had offered execution and brokerage services for equity derivative products until December 31, 2012 when the Company sold its equity derivatives brokerage business to a new entity owned by two of the Company’s former employees. See note 5.  As of December 31, 2013, the Company carried out its capital market activities primarily through its subsidiaries: JVB and PrinceRidge in the United States, and CCFL in Europe. See note 31 regarding merger of JVB and PrinceRidge.

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

Principal Investing:

•gains and losses (unrealized and realized) and income and expense earned on securities (primarily on investments in Investment Vehicles the Company manages) classified as other investments, at fair value; and

•  income or loss from equity method affiliates.

The activities noted above are carried out through the following main operating subsidiaries of the Company as of December 31, 2013:

1.Cohen & Company Financial Management, LLC is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment advisor to the Alesco I through IX CDOs. It also served until February 22, 2013 as a service provider to the manager of the Alesco X — XVII CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.

2.Dekania Capital Management, LLC is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment advisor to the Company’s Dekania and pre-2007 Dekania Europe CDOs. Dekania CDOs invest primarily in insurance TruPS and insurance company subordinated debt denominated in U.S. Dollars. Dekania Europe CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros.

3.Cira SCM, LLC (formerly Strategos Capital Management, LLC) (“Cira SCM”), is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment advisor to the Company’s CDOs that invest primarily in high grade and mezzanine asset backed securities. In addition, Cira SCM is a party to a revenue share arrangement with Strategos Capital Management, LLC, a third party asset manager founded by former Company employees, related to a series of closed-end distressed debt funds and separately managed accounts previously managed by the Company. See note 5.

4.Cohen & Company Capital Markets, LLC (“CCCM”), formerly Fairfax I.S. (US) LLC, was a securities broker-dealer which the Company acquired effective in September 2010. See note 4. In May 2011, the equity ownership interests of CCCM were contributed by the Company to PrinceRidge, along with certain other assets, in exchange for an approximate 70% interest in PrinceRidge. Effective May 31, 2011, CCCM became a wholly-owned subsidiary of PrinceRidge. In February 2012, PrinceRidge merged its broker-dealer subsidiary, CCCM into its broker-dealer subsidiary, CCPR. See note 6 listed below.

5.PrinceRidge is a wholly owned subsidiary of the Operating LLC acquired by the Company in May 2011. See note 4. PrinceRidge provides trade execution to predominantly institutional investors including broker-dealers, commercial banks, asset managers, and other financial institutions and specializes in the following products: corporate bonds and loans, ABS, MBS, RMBS, CDOs, CLOs, CBOs, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. PrinceRidge carries out these activities primarily through its wholly owned subsidiary, CCPR. CCPR was a member of FINRA and SIPC until CCPR and JVB merged in January 2014. See note 31.  During the consolidation, the Company significantly downsized its workforce and eliminated certain business lines, including the majority of the Company’s investment banking operation. See note 7 listed below.

6.JVB is a wholly owned subsidiary of the Operating LLC acquired by the Company effective January 1, 2011. JVB is a securities broker-dealer registered with the SEC and is a member of FINRA and the SIPC. JVB provides trade execution to broker-dealers and institutions and specializes in the following products: high grade corporate bonds, high yield corporate bonds, municipal securities, ABS, MBS, RMBS, CMOs, U.S. government bonds, U.S. government agency securities, whole loans, and other structured financial instruments. In January 2014, CCPR and JVB merged resulting in the Company having one broker dealer subsidiary in the United States operating as JVB.  See note 31.  JVB focuses primarily on mortgages, rates, corporate and structured products in the wholesale and institutional marketplaces, as well as providing financing and advisory services.

7.Prior to March 1, 2013, Cohen Asia Investments Ltd. owned 50% of Star Asia Management, Ltd. (“Star Asia Manager) and effective March 1, 2013 Cohen Asia Investment Ltd. owned 100% of Star Asia Manager, which is the external manager of Star Asia Finance, Ltd. (“Star Asia”) and earns management fees and incentive fees related to this entity. Star Asia invests in Asian commercial real estate structured finance products, including commercial mortgage backed securities (“CMBS”), corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. On February 20, 2014, the Company announced the completion of the sale of its ownership interests in the Star Asia, Star Asia Manager, and certain other entities.  See note 31.

8.CCFL is a FCA Regulated Firm in the United Kingdom and acts as the external manager of EuroDekania Limited (“EuroDekania”) and earns management fees and incentive fees related to this entity. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CLOs, CMBS, RMBS, and widely syndicated leverage loans.

Since 2007, CCFL has acted as asset manager and investment advisor to the Company’s 2007 and later Dekania Europe CDOs. Dekania Europe CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros. CCFL also carries out our Capital Markets business segment activities in Europe including brokerage, advisory, and new issue services.

9.Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research advisor to Dekania Capital Management, LLC and CCFL in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs.

10.CCS is a wholly owned subsidiary of the Operating LLC and was a securities broker-dealer that was registered with the Securities and Exchange Commission (the “SEC”) and was a member of the Financial Industry Regulatory Authority (“FINRA”), and the Securities Investor Protection Corporation (“SIPC”) until it filed a Form BDW in September 2012 seeking to withdraw all of its registrations with the SEC and each jurisdiction in which it was licensed or registered as a securities broker-dealer as well as its membership in FINRA, the NASDAQ Stock Market and the International Securities Exchange. CCS’ withdrawal from all such regulatory authorities became effective in November 2012. CCS has conducted no securities-related business activities since May 2011.

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

See note 9 for the information regarding the effects of applying the fair value option to the Company’s financial instruments on the Company’s consolidated financial statements for the year ended December 31, 2013.

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

The determination of fair value is based on either quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by the Company’s management. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.

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

F.  Investment Vehicles

As of December 31, 2013 and 2012, the Company had investments in several Investment Vehicles. When making an investment in an Investment Vehicle, the Company must determine the appropriate method of accounting for the investment. In most cases, the Company will either (i) consolidate the Investment Vehicle; (ii) account for its investment under the equity method of accounting, or (iii) account for its investment as a marketable equity security under the provisions of FASB ASC 320. In the case of (ii) and (iii), the Company may account for its investment at fair value under the fair value option election included in FASB ASC 825.

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

Star Asia Related Entities

As of December 31, 2013, the Company has an investment in several entities that either (i) invest in securities or real estate in Japan, or (ii) provide management services to entities that invest in securities or real estate in Japan.

On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interests in all of the Star Asia related entities listed below with the exception of Star Asia SPV, Star Asia Opportunity, and Star Asia Opportunity II (“Star Asia Group”). As of December 31, 2013, the Company had no interest in the earnings of Star Asia SPV and Star Asia Opportunity II.  Star Asia Opportunity is in liquidation and a small additional distribution to the Company is expected in 2014.  See note 31.

Star Asia Finance, Limited (“Star Asia”)

The Company has an investment in Star Asia. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans, and other commercial real estate fixed income investments.

As of December 31, 2013 and 2012, the Company directly owned approximately 28% of Star Asia’s outstanding shares. In March 2010, the Company participated in a rights offering of Star Asia and made an additional investment in Star Asia and increased its ownership percentage. Prior to this increase, Star Asia had been treated as an available for sale security for which the fair value option had been elected effective January 1, 2008. Effective with this ownership increase, Star Asia was considered an equity method affiliate. However, the Company continued its fair value election regarding Star Asia. See note 9. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it is accounted for at fair value, it is included as a component of other investments, at fair value in the consolidated balance sheet. See notes 3-E, 8 and 9 for further information.

Star Asia Management, LTD (“Star Asia Manager”)

In January 2007, the Company made an initial investment in Star Asia Manager. Star Asia Mercury LLC (formerly, Mercury Partners, LLC) (“Mercury”) made an equal investment in Star Asia Manager. From January 2007 to March 2013, the Company and Mercury each owned 50% of Star Asia Manager. During that period, the Company treated its investment in Star Asia Manager under the equity method. The Company did not elect to carry its investment at fair value under the fair value option election included in FASB ASC 825. Effective March 1, 2013, Star Asia Manager repurchased its outstanding equity units held by Mercury.  As a result of this repurchase, the Company became owner of 100% of Star Asia Manger.  See note 4.

Star Asia Manager also serves as external manager of Star Asia and Star Asia SPV (see below). In relation to the management of Star Asia, the management contract includes a base fee, an incentive fee, and an asset management fee credit. Star Asia Manager recognizes the management fee income from its management contract with Star Asia. Star Asia Manager receives no additional fee for managing Star Asia SPV. The Company recognized its share of Star Asia Manager under the equity method of accounting until March 1, 2013.  From that point forward, the Company consolidated Star Asia Manager.

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

Star Asia Opportunity, LLC (“Star Asia Opportunity”)

Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to finance the acquisition of seven real estate properties in Tokyo, Japan. As of December 31, 2013 and 2012, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. Star Asia Opportunity is an equity method investee of the Company. The Company did not elect the fair value option.

Star Asia Capital Management LLC (“Star Asia Capital Management”)

Star Asia Capital Management serves as the external manager of Star Asia Opportunity. It also served as external manager of Star Asia Opportunity II prior to December 20, 2012. The Company owned 33% of Star Asia Capital Management as of December 31, 2013 and 2012. Star Asia Capital Management is an equity method investee of the Company. The Company did not elect the fair value option.

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

As of December 31, 2013 and 2012, the Company owned approximately 2% and 6% of the Star Asia Special Situations Fund respectively. The Company accounts for its interest in the Star Asia Special Situations Fund under the equity method of accounting. The Company elected to carry its investment in the Star Asia Special Situations Fund at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it is accounted for at fair value, it is included as a component of other investments, at fair value in the consolidated balance sheet.

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

Star Asia Advisors LTD (“SAA Manager”)

As of December 31, 2013, the Company owned 33% of SAA Manager. The Company treats its investment in SAA Manager under the equity method of accounting. The Company did not elect to carry its investment at fair value under the fair value option election included in FASB ASC 825.

The SAA Manager serves as the external manager of the Star Asia Special Situations Fund. The management contract includes a base fee on funded capital for management services. SAA Manager recognizes the management fee income from its management contract with the Star Asia Special Situations Fund. The Company recognized its share of SAA Manager’s earnings or loss under the equity method of accounting.

Star Asia Partners LTD (“SAP GP”)

SAP GP serves as the general partner for the Star Asia Special Situations Fund. As of December 31, 2013, the Company owned 33% of SAP GP. The Company accounts for its investment in SAP GP under the equity method of accounting. The Company did not elect to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. The Company recognizes its share of SAP GP’s earnings or loss under the equity method of accounting.

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

EuroDekania Limited and EuroDekania (Cayman) Ltd. (“EuroDekania”)

The Company has an investment in, and serves as external manager, of EuroDekania.

EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or U.K. Pounds Sterling.

As of December 31, 2013 and 2012, the Company directly owned approximately 17% and 10% of EuroDekania’s outstanding shares, respectively. The Company accounts for its investment in EuroDekania as a marketable equity security classified as available for sale for which the fair value option was elected effective January 1, 2008. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E, 8 and 9 for further information.

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

Prior to June 23, 2011, the Company owned approximately 3% of MFCA’s outstanding shares. On June 23, 2011, MFCA became a wholly owned subsidiary of Tiptree. As part of that transaction, the Company exchanged its 1,000,200 shares of MFCA for 111,133 shares of Tiptree. As of December 31, 2013 and 2012, the Company owned approximately 1% of Tiptree.  During 2013, Tiptree completed a transaction with its publicly-traded, majority-owned subsidiary, Care Investment Trust Inc., which combined their businesses into a single operating company.  In connection with the closing of this transaction, the company, formerly known as Care Investment Trust Inc., changed its name to “Tiptree Financial Inc.”  Tiptree Financial Inc. (“Tiptree Inc.”) (NASDAQ: TIPT), a Maryland corporation is a diversified financial services holding company that was organized in 2007, and primarily focuses on the acquisition of majority control equity interests in financial services businesses.

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

Prior to their liquidation in 2013, the Company owned 50% of Deep Value GP and 40% of Deep Value GP II. The remaining percentages of the Deep Value GPs are owned by certain former employees of the Company. The Company accounted for its investment in the two general partners under the equity method of accounting. The Company did not elect to carry its investments at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. All of the Deep Value funds for which the Deep Value GPs served as general partners were liquidated prior to December 31, 2012. The Deep Value GPs were fully liquidated during 2013.

Duart Capital Management LLC (“Duart Capital”) and Duart Global Deep Value Securities Fund LP (“Duart Fund”)

Duart Capital is a Delaware limited liability company formed in 2010. The Company directly owned 20% of Duart Capital’s outstanding equity interests as of December 31, 2013 and 2012. Duart Capital is an equity method investee of the Company. Duart Capital also serves as the investment manager of the Duart Fund. The Company did not elect the fair value option for its investment in Duart Capital.

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

The Company includes intangible assets comprised primarily of its broker-dealer licenses in other assets on its consolidated balance sheets that it considers to have indefinite useful lives. The Company reviews these assets for impairment on an annual basis.

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

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis. The Company has included the required disclosures for VIEs in its consolidated financial statements for the year ended December 31, 2013. See note 16 for further details.

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

L . Revenue Recognition

Net trading: Net trading includes: (i) all gains, losses, and income (interest and dividend) from securities classified as investments-trading and trading securities sold, not yet purchased; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Riskless trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions are recognized on a trade date basis. The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense which is directly incurred to purchase income generating assets related to trading activities such as margin interest. Such interest expense is recorded on an accrual basis.

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

New issue and advisory: New issue and advisory revenue includes: (i) origination fees for corporate debt issues originated by the Company; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging the issuance of and placing newly created debt, equity and hybrid financial instruments.  New issue and advisory revenue is recognized when all services have been provided and payment is earned.

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

M. Interest Expense, net

Interest expense incurred other than interest income and expense included as a component of net trading (described in 3-L above) is recorded on an accrual basis and presented in the consolidated statements of operations as a separate non-operating expense. See notes 17 and 18.

N. Leases

The Company is a tenant pursuant to several commercial office leases. All of the Company’s leases are currently treated as operating leases. The Company records rent expense on a straight-line basis taking into account minimum rent escalations included in each lease. Any rent expense recorded in excess of amounts currently paid is recorded as deferred rent and included as a component of accounts payable and other liabilities in the consolidated balance sheets.

O. Redeemable Non-Controlling Interest

The redeemable non-controlling interest represented the equity interests of PrinceRidge that were not owned by the Company. See note 4. The members of PrinceRidge had the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period. The Company accounted for these interests as temporary equity under Accounting Series Release 268 (“ASR 268”). These interests were shown outside of the permanent equity of IFMI in its consolidated balance sheet as redeemable non-controlling interest. See note 18. During 2013, the Company acquired all of the outstanding equity interests of PrinceRidge.  As of December 31, 2013 and 2012, the Company directly owned 100% and 98%, respectively, of PrinceRidge.

P. Non-Controlling Interest

Subsequent to the consummation of the Merger on December 16, 2009, member interests in the Operating LLC, other than the interests held by the Company, are treated as a non-controlling interest. As of December 31, 2013 and 2012, the Company directly owned approximately 73.2% and 67.6%, respectively, of the Operating LLC. See note 1.

Q. Equity-Based Compensation

The Company accounts for equity-based compensation issued to its employees using the fair value based methodology prescribed by the provisions related to share-based payments included in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”). Through the periods presented herein, the Company has issued the following types of instruments: (i) “Restricted Units” that include both actual membership interests of the Operating LLC or interests that represent the right to receive common shares of IFMI, both of which may be subject to certain restrictions; (ii) “Restricted Stock” that are shares of IFMI’s Common Stock; and (iii) stock options of IFMI.

When issuing equity compensation, the Company first determines the fair value of the Restricted Units or Restricted Stock or stock options granted. Once the fair value of the equity-based awards is determined, the Company determines whether the grants qualify for liability or equity treatment. The individual rights of the equity grants are the determining factors of the appropriate treatment (liability or equity). In general terms, if the equity-based awards granted have certain features (like put or cash settlement options) that give employees the right to redeem the grants for cash instead of equity of the Company, the grants will require liability treatment. Otherwise, equity treatment is generally appropriate.

If the grants qualify for equity treatment, the value of the grant is recorded as an expense as part of compensation and benefits in the consolidated statements of operations. The expense is recorded ratably over the service period as defined in FASB ASC 718, which is generally the vesting period. The offsetting entry is to stockholders’ equity or non-controlling interest. In the case of grants that qualify for equity treatment, compensation expense is fixed on the date of grant. The only subsequent adjustments made would be to account for differences between actual forfeitures of grants when an employee leaves the Company and initial estimate of forfeitures.

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

T. Earnings / (Loss) Per Common Share

In accordance with FASB ASC 260, Earnings Per Share (“FASB ASC 260”), the Company presents both basic and diluted earnings / (loss) per common share in its consolidated financial statements and footnotes. Basic earnings / (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders or members by the weighted average number of common shares and restricted stock entitled to non-forfeitable dividends outstanding for the period. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution of common stock equivalents (such as restricted stock and restricted units entitled to forfeitable dividends, and in-the-money stock options), if they are not anti-dilutive. See note 24 for the computation of earnings/(loss) per common share.

U. Recent Accounting Developments

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of the entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods presented in the initial year of adoption (if it changed its accounting as a result of adopting the guidance) and shall disclose that fact. The use of hindsight would allow an entity to recognize, measure, and disclose obligations resulting from joint and several liability arrangements within the scope of this ASU in comparative periods using information available at adoption rather than requiring an entity to make judgments about what information it had in each of the prior periods to measure the obligation. Early adoption is permitted. The Company adopted the provisions of ASU 2013-04 effective January 1, 2014 and the adoption of the provisions did not have an effect on the Company’s consolidated financial position and results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies, specifically, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company adopted the provisions of ASU 2013-05 effective January 1, 2014, and the adoption of the provisions did not have an effect on the Company’s consolidated financial statements or financial statement disclosures.

In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, which changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. The amendments require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting.  The amendments also require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.  The amendments in this ASU are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. The Company has investments in the equity securities of investment funds and other non-publicly traded entities that have the attributes of investment companies as currently described in FASB ASC 946-15-2.  The Company adopted the provisions of this ASU effective January 1, 2014, and the adoption of the provisions did not have an effect on the Company’s consolidated financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits.  This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  The Company adopted the provisions of this ASU effective January 1, 2014, and the adoption of the provisions did not have an effect on the Company’s consolidated financial statements.

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

The following table provides a summary for the relevant periods:

SUMMARY OF REVENUE CONCENTRATION
(Dollars in Thousands)

	Year ended December 31,
	2013	2012	2011
CDO Asset Management
CDO asset management revenue and related service agreements	$14,228	$21,729	$19,055
Total asset management revenue	$19,803	$23,172	$21,698
Total revenues	$57,517	$95,240	$100,331
CDO asset management % as compared to total asset management fees	72%	94%	88%
CDO asset management % as compared to total revenues	25%	23%	19%
Number of CDOs generating management fees	21	25	26

Principal Transactions
Principal transactions and other income	(7,232)	(2,439)	1,881
Principal transactions % as compared to total revenues	-13%	-3%	2%

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of December 31, 2013 and 2012, the fair value of the Company’s debt was estimated to be $40.2 million and $34.6 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

4. ACQUISITIONS  AND PRIVATE INVESTMENT IN IFMI

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

The purchase price consisted of $5,646 in cash, 313,051 shares of IFMI Common Stock plus a cash amount equal to JVB Holdings’ tangible net worth. In addition, the Company agreed to pay $2,482 to the Management Employees in three equal installments, one on each of the first three anniversaries of the closing date of the acquisition, contingent upon each individual’s continued employment at each payment date. Upon the closing of the acquisition, an escrow of $484 was established for the payment of any adjustments to the purchase price based on the final tangible net worth of JVB Holdings as of the closing of the transaction and particular indemnities, and $384 was withheld for payment to the Sellers only if a specific revenue target was achieved at the end of the first year of operation following the closing of the transaction. All of the restricted membership units in the Operating LLC were delivered to the Management Employees and vested in three equal installments on each of the first three anniversaries of the closing date, subject to the terms and conditions contained in each employee’s employment agreement. Once vested, the holders of the restricted membership units in the Operating LLC required that the Operating LLC redeem such restricted membership units for cash or, at the Company’s option, shares of the Common Stock of the Company. See notes 19 and 20.

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

The following table summarizes the calculation of the fair value of consideration transferred by the Company to acquire JVB Holdings (dollars in thousands except share and per share data):

Equity consideration:
Shares of IFMI issued (1)...............................................................................................................................................................................	313,051
Multiplied by (2).............................................................................................................................................................................................	$ 4.89

Value of stock consideration.............................................................................................................................................................................	$ 1,531	$ 1,531
Cash consideration (3).....................................................................................................................................................................................		14,956
Contingent payments due (4).............................................................................................................................................................................		326

Total purchase price.......................................................................................................................................................................................		$ 16,813

(1)Excluded 559,020 units of the Operating LLC issued to certain JVB Holdings Sellers that remained employees of JVB Holdings. These units vest over a three year period and are treated as compensation for future service and not part of the purchase price. See notes 19 and 20.

(2)Represented the closing price of IFMI shares of Common Stock on January 13, 2011.

(3)When closing the transaction, payment was made based on an estimate of JVB Holdings’ tangible net worth. However, a mechanism existed in the contract whereby the Company would owe additional funds or could recapture funds to the extent JVB Holdings’ tangible net worth differed from the amount estimated. The amount of cash consideration represented actual cash paid at closing of $15,044 less $88 receivable from escrowed proceeds for the tangible net worth adjustment. Also, cash consideration excluded $2,482 which was paid over time to the Management Employees. The amount was contingent upon the individuals remaining employees. It was earned ratably over a three-year period. If the employee terminated employment during the three year period, any unearned portion was refundable to the Company. It was treated as compensation for future services and not part of the purchase price.

(4)Represents contingent payments due to the Sellers based on performance targets. A specific business unit of JVB Holdings was required to earn a minimum amount of revenue within 12 months of the business combination in order for this amount to be due to the owners of JVB Holdings. If that threshold was met, the owners of JVB Holdings would receive an additional payment of $384 which the Company would have treated as contingent consideration. Accordingly, the Company determined the fair value of this arrangement and recorded a liability equal to the fair value as of the date of the business combination. The Company had determined that the fair value of this obligation at the business combination date was $326. The Company carried this liability at fair value and any future adjustments in fair value were recognized in earnings. The Company recognized income of $326 for the year ended December 31, 2011, which was included in principal transactions and other income in the Company’s consolidated income statement.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date as of January 1, 2011 (dollars in thousands):

Total Estimated Fair Value as of Acquisition Date
Assets acquired:
Cash and cash equivalents...............................................................................................................................................................................	$ 91
Receivables from brokers, dealers and clearing agencies (deposits with clearing organizations).....................................................................................	100
Investments-trading.........................................................................................................................................................................................	31,935
Other assets (1) (2).........................................................................................................................................................................................	1,077
Liabilities assumed:
Payables to brokers, dealers and clearing agencies...............................................................................................................................................	(17,655)
Accounts payable and other liabilities.................................................................................................................................................................	(1,221)
Trading securities sold, not yet purchased...........................................................................................................................................................	(4,497)

Fair value of net assets acquired.......................................................................................................................................................................	9,830
Purchase price for net assets acquired...............................................................................................................................................................	$ 16,813

Goodwill (2) (3).............................................................................................................................................................................................	$ 6,983

(1)Other assets are comprised of a purchase accounting adjustment of $166, which represents the estimated value of the broker-dealer license. The intangible asset of $166 related to the broker-dealer license was allocated to the Capital Markets business segment.

(2)During the measurement period, which ended on January 13, 2012, an adjustment of $30 reducing the fair value of the assets acquired was made with a corresponding adjustment to increase goodwill by $30.

(3)Goodwill recognized as of the acquisition date was allocated to the Capital Markets business segment.

The allocation of the purchase price to the consolidated assets and liabilities of JVB Holdings resulted in goodwill of $6,983 (which is the difference between the fair value of JVB Holdings’ net assets and the purchase price paid by the Company). The goodwill was allocated to the Capital Markets business segment.

Acquisition of PrinceRidge

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

PrinceRidge (including the operations of CCCM since its contribution on June 1, 2011) contributed $27,191,  $43,925, and $27,406 of revenue and $(2,750),  $(386) and $(5,003) of net income (loss) attributable to the Company for the years ended December 31, 2013, 2012, and 2011, respectively.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date of May 31, 2011. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company had one year from the closing of the transaction, referred to as the measurement period, to finalize the accounting for business combinations. The measurement period for the PrinceRidge acquisition expired on May 31, 2012. During the second quarter of 2012, the Company made a measurement period adjustment to the redeemable non-controlling interest with a corresponding adjustment to goodwill related to the acquisition of PrinceRidge. The measurement period adjustment was related to the change in the effective ownership percentage between IFMI and the non-controlling interest. The adjustment reduced goodwill and the redeemable non-controlling interest by $93.

Total Estimated Fair Value as of Acquisition Date (final)
(dollars in thousands)
Assets acquired:
Cash and cash equivalents...............................................................................................................................................................................	$ 2,149
Receivables from brokers, dealers and clearing agencies……………………………………………...	9,382
Other receivables...........................................................................................................................................................................................	1,815
Investments-trading.........................................................................................................................................................................................	42,407
Receivables under resale agreements...................................................................................................................................................................	158,688
Other assets...................................................................................................................................................................................................	4,730
Liabilities assumed:
Accrued compensation.....................................................................................................................................................................................	(1,725)
Accounts payable and other liabilities.................................................................................................................................................................	(2,877)
Trading securities sold, not yet purchased...........................................................................................................................................................	(38,605)
Securities sold under agreement to repurchase.....................................................................................................................................................	(158,620)

Fair value of existing PrinceRidge net assets.......................................................................................................................................................	17,344
Purchase price (1) (3).....................................................................................................................................................................................	$ 18,409

Excess of purchase price over net fair value.......................................................................................................................................................	1,065
Less amount allocated to intangible asset (2).......................................................................................................................................................	(166)

Goodwill (3)...................................................................................................................................................................................................	$ 899

(1)The purchase price represents the fair value of PrinceRidge retained by the members of PrinceRidge other than the Operating LLC (dollars in thousands):

Total Estimated Fair Value as of Acquisition Date (final)
Summary Purchase Accounting
Net Fair Value Summary
Net Fair Value of IFMI Contribution...................................................................................................................................................................	$ 45,000
Net Fair Value of PrinceRidge immediately prior to IFMI Contribution.....................................................................................................................	17,344

Net Fair Value of PrinceRidge After IFMI Contribution.........................................................................................................................................	62,344

Effective Ownership Percentage (as negotiated)
IFMI...	70.5%
Non-Controlling Interest...................................................................................................................................................................................	29.5%

Total...	100.0%

Allocable Net Fair Value of PrinceRidge After IFMI Contribution
IFMI...	43,935
Non-Controlling Interest (purchase price)...........................................................................................................................................................	18,409

Total...	$ 62,344

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

(2)The intangible asset of $166 represented the estimated value of the broker-dealer license, which was allocated to the Capital Markets business segment.

(3)Goodwill recognized as of the acquisition date was allocated to the Capital Markets business segment. See note 12.

The allocation of the purchase price to the consolidated assets and liabilities of PrinceRidge results in goodwill of $899. The goodwill is not deductible for tax purposes.

In October 2012, the Board of Managers of PrinceRidge GP was reduced to three members, all of whom are designated by the Operating LLC. During 2013, PrinceRidge repurchased the remaining outstanding remaining units of PrinceRidge that were not held by the Operating LLC.  Accordingly, as of December 31, 2013, PrinceRidge was 100% owned by the Operating LLC. See notes 17 and 18.

Acquisition of Star Asia Manager

Effective March 1, 2013, Star Asia Manager repurchased (the “Star Asia Manager Repurchase Transaction”) its outstanding equity units held by Star Asia Mercury LLC (formerly, Mercury Partners, LLC) (“Mercury”). Star Asia Manager repurchased the units from Mercury for $425 and a note payable of $725. Under the note payable, interest accrued at a variable rate and there was no stated maturity date. See note 17.

Prior to the Star Asia Manager Repurchase Transaction, each of the Company and Mercury owned 50% of the voting interests in Star Asia Manager. The Company accounted for its investment under the equity method of accounting. As a result of the Star Asia Manager Repurchase Transaction, the Company obtained 100% voting control of Star Asia Manager. Because the transaction resulted in the Company obtaining control, the Company accounted for the transaction as a business combination as called for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Subsequent to the Star Asia Manager Repurchase Transaction, the Company included Star Asia Manager in its consolidated financial statements.

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

As provisional amounts, the amounts in the table above are subject to changes during the measurement period. See notes 15 and 28.

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

(2)For purposes of the provisional purchase accounting, the Company determined that the excess of the purchase price over the net fair value of tangible assets acquired should entirely be allocated to an intangible asset representing the value of Star Asia Manager’s investment management contract with Star Asia. The Company treated the estimated value as an intangible asset with a finite life. The Company will amortize the intangible asset using the straight-line method over the estimated economic life of the asset of 1.3 years. The intangible asset was allocated to the Asset Management business segment. See note 27. As with all provisional purchase accounting amounts, this is subject to adjustment during the measurement period.

For the year ended December 31, 2013, Star Asia Manager (since its acquisition on March 1, 2013) has contributed $2,297 in revenue and $968 in net income to the Company.  On a pro forma basis, assuming the acquisition had occurred on January 1, 2012, the Company’s revenue would have been $58,097 and $99,072 and its net income / (loss) attributable to IFMI would have been $(13,293) and $(449) for the years ended December 31, 2013 and 2012, respectively.

On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interests in the Star Asia Group including Star Asia Manager.  See note 31.

Investments by Mead Park Capital Partners LLC (“Mead Park Capital”) and EBC 2013 Family Trust (“EBC”)

On May 9, 2013, the Company entered into definitive agreements (the “definitive agreements” with Mead Park Capital and CBF (an entity owned solely by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL), pursuant to which each committed to make investments in the Company, totaling $13,746 in the aggregate. Mead Park Capital is a vehicle advised by Mead Park Advisors LLC (“Mead Park”) (a registered investment advisor) and is controlled by Jack J. DiMaio, Jr., Chief Executive Officer and founder of Mead Park and Chairman of the Company’s Board of Directors. The investment and related actions were unanimously approved by the Company’s Board of Directors (with Daniel G. Cohen abstaining) following the recommendation of the Board’s Special Committee of the Board of Directors, which was formed in connection with the transaction and was comprised of three of the Company’s independent directors. The Company obtained stockholder approval of the share issuances contemplated by the definitive agreements at the Company’s 2013 Annual Meeting of Stockholders on September 24, 2013.

In connection with the closing of the transactions contemplated by the definitive agreements, on September 25, 2013, Mead Park Capital purchased 1,949,167 shares of the Company’s Common Stock and EBC, as assignee of CBF, purchased 800,000 shares of the Company’s Common Stock, in each case, at $2.00 per share for a combined investment of $5,498. Mead Park Capital also purchased convertible senior promissory notes in the aggregate principal amount of $5,848, which are convertible in accordance with the terms of the note into 1,949,167 shares at $3.00 per share. In addition, EBC, as assignee of CBF, purchased a convertible senior promissory note in the aggregate principal amount of $2,400, which is convertible in accordance with its terms into 800,000 shares at $3.00 per share.  Daniel G. Cohen is a trustee of EBC. The convertible notes issued under the definitive agreements and described above (the “8.0% Convertible Notes”) have an 8.0% annual interest rate and will mature on September 25, 2018.   See note 17 for a discussion about the 8.0% Convertible Notes.

In connection with the transactions contemplated by the definitive agreements, on May 9, 2013, the Company’s Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”) in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry forwards (the “deferred tax assets”) to reduce potential future federal income tax obligations.  See note 19.

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

In June 2013, the Company appointed Lester R. Brafman as President of the Company. In September 2013, the Company appointed Mr. Brafman as the Chief Executive Officer of the Company. In September 2013, Mr. Cohen transitioned his role as Chief Executive Officer and Chief Investment Officer of the Company, to serve as President and Chief Executive Officer of the Company’s European Business and President of CCFL.

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

The Company retained its ownership in the general partners of the existing Strategos Deep Value funds and its rights to incentive fees from the existing Strategos Deep Value funds. The general partners of the existing Strategos Deep Value funds fully liquidated during 2013.

Pursuant to the terms of the purchase agreement, the SCM Buyer will pay a purchase price equal to 10% of all revenue, net of certain expenses, earned by the SCM Buyer between March 29, 2011, and December 31, 2014, and will assume substantially all of the expenses of managing the Strategos Deep Value funds and the separately managed accounts. In addition, in the first quarter of 2015, the Company will have a one-time option to purchase a right to receive 10% of all revenue earned and collected thereafter related to the SCM Buyer’s fixed income and fixed income related financial services businesses for a purchase price equal to 20% of revenue earned and collected by the SCM Buyer for the period commencing on January 1, 2014, and ending on December 31, 2014. In the event the Company exercises its option, the SCM Buyer has the option at December 31, 2015, and each subsequent calendar quarter thereafter, to repurchase the 10% share for a purchase price equal to 30% of revenue earned and collected by the SCM Buyer for the four most recently completed quarters. In connection with the transaction, the Company has entered into an agreement to employ the SCM Buyer to render advice and assistance to the Company with respect to certain securitization vehicles it continues to manage. The assets under management with respect to these CDOs were $363.5 million as of December 31, 2013. As compensation, the SCM Buyer will receive 10% of all asset management fees received by the Company related to the Company’s ongoing management of the CDOs.

See note 12.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES

Amounts receivable from brokers, dealers and clearing agencies consisted of the following at December 31, 2013 and 2012,  respectively.

RECEIVABLES FROM BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
Deposits with clearing organizations	$1,428	$1,516
Unsettled regular way trades, net	-	9,653
Receivable from clearing organizations	418	1,084
Receivables from brokers, dealers and clearing agencies	$1,846	$12,253

Receivable from clearing organizations represents un-invested cash held by the clearing organization, which includes cash proceeds from short sales.

Amounts payable to brokers, dealers and clearing agencies consisted of the following December 31, 2013 and 2012,  respectively.

PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
Unsettled regular way trades, net	$5,600	$-
Margin payable	25,111	96,211
Payables to brokers, dealers and clearing agencies	$30,711	$96,211

Securities transactions are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers and clearing agencies on the Company’s consolidated balance sheets. Effectively, all of the Company’s trading assets and deposits with clearing organizations serve as collateral for the margin payable.  These assets are held by the Company’s clearing broker.  The Company incurred interest on margin payable of $627,  $1,456 and $2,513 for the years ended December 31, 2013,  2012, and 2011,  respectively.

7. OTHER RECEIVABLES

Receivables are comprised of the following:

OTHER RECEIVABLES
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
Asset management fees	$3,886	$2,874
New issue and advisory fees	150	1,109
Accrued interest and dividends receivable, net	440	1,508
Commissions receivable	-	1,221
Secured receivable	-	1,582
Revenue share receivable	628	34
Other	554	160
Other receivables	$5,658	$8,488

Asset management and new issue and advisory receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis. See note 3-L regarding asset management fees accrued. Accrued interest and dividend receivable, net represents interest accrued on the Company’s investment securities and dividends accrued on the Company’s Investment Vehicles net of interest payable on securities sold but not yet purchased. Commissions receivable primarily represented outstanding fees for trades completed by the Company’s agency brokerage business offering execution and brokerage services for cash equity and derivative products and were of a routine and short-term nature. Revenue share receivable represents the amount due to the Company for the Company’s share of revenue generated from the FGC Buyer and SCM Buyer in accordance with the terms of the respective purchase agreements. See note 5.  Secured receivable represented a receivable from an unrelated third party, which was short-term in nature and secured by physical commodities.  Other receivables represent other miscellaneous receivables that are of a short-term nature.

8. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS - TRADING
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
U.S. government agency MBS and CMOs (1)	$13,520	$34,592
U.S. government agency debt securities	32,213	21,066
RMBS	1,584	583
CMBS	-	12
U.S. Treasury securities	764	147
Interests in securitizations (2)	454	352
SBA loans	27,719	15,705
Corporate bonds and redeemable preferred stock	23,562	56,022
Foreign government bonds	88	448
Municipal bonds	16,024	37,745
Exchange traded funds	6	-
Certificates of deposit	1,648	8,934
Equity securities	36	533
Investments-trading	$117,618	$176,139

(1)Includes TBAs. See notes 3-G and 10.

(2)Primarily comprised of CDOs, CLOs, and ABS.

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
U.S. government agency MBS (1)	$121	$13
U.S. Treasury securities	38,066	19,722
Corporate bonds and redeemable preferred stock	10,679	21,976
Foreign government bonds	26	-
Municipal bonds	88	128
Certificates of deposit	524	2,325
Equity securities	-	3
Trading securities sold, not yet purchased	$49,504	$44,167

(1)Represents TBAs. See notes 3-G and 10.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) in the amount of $1,857 and $ (1,310) for years ended December 31, 2013 and 2012, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	December 31, 2013
	Cost	Carrying Value	Unrealized Gain(Loss)
Interests in securitizations (1)	$217	$35	$(182)
Equity Securities:
EuroDekania	8,778	4,192	(4,586)
Star Asia (2)	23,304	17,104	(6,200)
Star Asia Special Situations Fund (2)	1,933	2,747	814
Tiptree	5,561	2,282	(3,279)
Other securities	176	33	(143)
Total equity securities	39,752	26,358	(13,394)
Residential loans	154	294	140
Foreign currency forward contracts	-	190	190
Other investments, at fair value	$40,123	$26,877	$(13,246)

	December 31, 2012
	Cost	Carrying Value	Unrealized Gain(Loss)
Interests in securitizations (1)	$217	$77	$(140)
Equity Securities:
EuroDekania	7,807	2,054	(5,753)
Star Asia (2)	23,304	30,169	6,865
Star Asia Special Situations Fund (2)	1,841	2,503	662
Tiptree	5,561	2,834	(2,727)
Other securities	232	431	199
Total equity securities	38,745	37,991	(754)
Residential loans	230	255	25
Other investments, at fair value	$39,192	$38,323	$(869)

 (1)Represents an interest in a CDO.

(2)On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interests in the Star Asia Group. See note 31.

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $11,399 and $6,284 related to changes in fair value of investments that are included as a component of other investments, at fair value during the years ended December 31, 2013 and 2012 respectively.  The Company recognized net gains of $1,504 related to changes in fair value of investments that are included as a component of other investments, at fair value during the year ended December 31, 2011.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during the years ended December 31, 2013 and 2012. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2013
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$13,520	$-	$13,520	$-
U.S. government agency debt securities	32,213	45	32,168	-
RMBS	1,584	-	1,584	-
U.S. Treasury securities	764	764	-	-
Interests in securitizations (1)	454	-	268	186
SBA loans	27,719	-	27,719	-
Corporate bonds and redeemable preferred stock	23,562	2,973	20,589	-
Foreign government bonds	88	-	88	-
Municipal bonds	16,024	-	16,024	-
Exchange traded funds	6	6	-	-
Certificates of deposit	1,648	-	1,648	-
Equity securities	36	16	20	-
Total investments - trading	$117,618	$3,804	$113,628	$186

Other investments, at fair value
EuroDekania (2)	$4,192	$-	$-	$4,192
Star Asia (3) (5)	17,104	-	-	17,104
Tiptree (4)	2,282	-	2,282	-
Star Asia Special Situations Fund (3) (5)	2,747	-	-	2,747
Other equity securities	33	23	10	-
Interests in securitizations (1)	35	-	-	35
Residential loans	294	-	294	-
Foreign currency forward contracts	190	190	-	-
Total other investments, at fair value	$26,877	$213	$2,586	$24,078

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$121	$-	$121	$-
U.S. Treasury securities	38,066	38,066	-	-
Corporate bonds and redeemable preferred stock	10,679	-	10,679	-
Foreign government bonds	26	-	26	-
Municipal bonds	88	-	88	-
Certificates of deposit	524	-	524	-
Total trading securities sold, not yet purchased	$49,504	$38,066	$11,438	$-

(1)Primarily comprised of CDOs, CLOs, and ABS.

(2)Hybrid Securities Fund—European.

(3)Real Estate Fund—Asian.

(4)Diversified Fund.

(5)On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interests in the Star Asia Group. See note 31.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2012
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$34,592	$-	$34,592	$-
U.S. government agency debt securities	21,066	-	21,066	-
RMBS	583	-	583	-
CMBS	12	-	12	-
U.S. Treasury securities	147	147	-	-
Interests in securitizations (1)	352	-	57	295
SBA loans	15,705	-	15,705	-
Corporate bonds and redeemable preferred stock	56,022	5,643	50,379	-
Foreign government bonds	448	-	448	-
Municipal bonds	37,745	-	37,745	-
Certificates of deposit	8,934	-	8,934	-
Equity securities	533	395	138	-
Total investments - trading	$176,139	$6,185	$169,659	$295

Other investments, at fair value
EuroDekania (2)	$2,054	$-	$-	$2,054
Star Asia (3) (5)	30,169	-	-	30,169
Tiptree (4)	2,834	-	-	2,834
Star Asia Special Situations Fund (3) (5)	2,503	-	-	2,503
Other equity securities	431	24	407	-
Interests in securitizations (1)	77	-	-	77
Residential loans	255	-	255	-
Total other investments, at fair value	$38,323	$24	$662	$37,637

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$13	$-	$13	$-
U.S. Treasury securities	19,722	19,722	-	-
Corporate bonds and redeemable preferred stock	21,976	152	21,824	-
Municipal bonds	128	-	128	-
Certificates of deposit	2,325	-	2,325	-
Equity securities	3	3	-	-
Total trading securities sold, not yet purchased	$44,167	$19,877	$24,290	$-

(1)Primarily comprised of CDOs, CLOs, and ABS.

(2)Hybrid Securities Fund—European.

(3)Real Estate Fund—Asian.

(4)Diversified Fund.

(5)On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interests in the Star Asia Group. See note 31.

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

As described in more detail in note 31, the Company sold its investment in Star Asia Special Situations Fund in February 2014 along with its investment in Star Asia and certain other related entities.  According to ASC 820, when a sale is considered probable as of the measurement date at an amount other than the underlying NAV per share, the reporting entity should not use the practical expedient in determining fair value.  Therefore, the Company determined the fair value of its investment in Star Asia Special Situations Fund by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

Prior to the second quarter of 2013, the Company carried its investment in Tiptree based on the underlying net asset value per share of the fund in accordance with the “practical expedient” provisions discussed above and the Company classified the fair value estimate within level 3 of the valuation hierarchy.  Beginning with the second quarter of 2013, the Company changed the way it calculates the fair value of its investment in Tiptree.  During the second quarter of 2013, Tiptree completed a reorganization. As a result of that reorganization, the Company’s investment in Tiptree can be exchanged into shares of Tiptree Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events, such as stock dividends or stock splits).  Tiptree Inc. is publicly traded over the counter.  Therefore, beginning with the second quarter of 2013, the Company has calculated the fair value of its investment in Tiptree by using the closing over the counter price for Tiptree Inc. and adjusting for the exchange ratio.  Based on this pricing methodology, the Company began classifying the fair value of its investment in Tiptree as level 2 within the valuation hierarchy during the second quarter of 2013.

In the case of Star Asia, prior to December 31, 2013, the Company utilized a valuation model to determine fair value, which used a market approach and generally classifies its investment within level 3 of the valuation hierarchy. Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services—Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports net asset value (“NAV”) per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it is the Company’s assessment that the fair value of the subordinated debt securities has diverged from its carrying value. Because Star Asia’s published NAV is calculated using the amortized cost of these subordinated debt securities, the Company had concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. The Company estimated the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, which was derived from similar non-investment grade long term subordinated debt issuances.

The Company used a discount rate of 6.82% as of December 31, 2012, in determining the fair value of Star Asia’s subordinated debt securities. If the Company had used Star Asia’s unadjusted NAV, rather than the Company’s financial model described above in determining the fair value of the Company’s investment in Star Asia, the Company would have recorded its investment in Star Asia at a value of $39,998 as of December 31, 2012, as compared to the fair value as determined by the Company’s internal valuation model of $30,169, as of December 31, 2012.

As described in more detail in note 31, the Company sold its investment in Star Asia on February 20, 2014 along with its investment in Star Asia Special Situations Fund and certain other related entities.  Therefore, the Company determined the fair value of its investment in Star Asia by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014, as opposed to the valuation model described in the immediately preceding two paragraphs (which was used historically by the Company).

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

LEVEL 3 INPUTS
For the Year Ended December 31, 2013
(Dollars in Thousands)

	December 31, 2012	Net trading	Principal transactions and other income	Transfers out of Level 3	Purchases	Sales	December 31, 2013	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
Interests in securitizations (2)	$295	$82	$-	$-	$-	$(191)	$186	$(111)
SBA loans	-	213	-	-	37	(250)	-	-
Total investments-trading	$295	$295	$-	$-	$37	$(441)	$186	$(111)

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$2,054	$-	$1,167	$-	$971	$-	$4,192	$1,167
Star Asia (4) (6)	30,169	-	(13,065)	-	-	-	17,104	(13,065)
Tiptree (5)	2,834	-	-	(2,834)	-	-	-	-
Star Asia Special Situations Fund (4) (6)	2,503	-	152	-	302	(210)	2,747	152
Total equity securities	37,560	-	(11,746)	(2,834)	1,273	(210)	24,043	(11,746)
Interest in securitizations (2)	77	-	(42)	-	-	-	35	(42)
Total other investments, fair value	$37,637	$-	$(11,788)	$(2,834)	$1,273	$(210)	$24,078	$(11,788)

(1)   Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Primarily comprised of CDOs, CLOs, and ABS.

(3)Hybrid Securities Funds—European.

(4)Real Estate Funds—Asian.

(5)Diversified Fund.

(6)On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interests in the Star Asia Group. See note 31.

LEVEL 3 INPUTS
For the Year Ended December 31, 2012
(Dollars in Thousands)

	December 31, 2011	Net trading	Principal transactions and other income	Transfers out of Level 3	Purchases	Sales	December 31, 2012	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
RMBS	$4,932	$17	$-	$-	$171	$(5,120)	$-	$-
Interests in securitizations (2)	221	126	-	-	2,861	(2,913)	295	63
Equity securities	35	(104)	-	(57)	126	-	-	-
Total investments-trading	$5,188	$39	$-	$(57)	$3,158	$(8,033)	$295	$63

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$2,370	$-	$(331)	$-	$15	$-	$2,054	$(331)
Star Asia (4) (6)	37,358	-	(7,274)	-	85	-	30,169	(7,274)
Tiptree (5)	2,533	-	301	-	-	-	2,834	301
Star Asia Special Situations Fund (4) (6)	-	-	662	-	1,841	-	2,503	662
Other	132	-	(41)	(91)	-	-	-	-
Total equity securities	42,393	-	(6,683)	(91)	1,941	-	37,560	(6,642)
Interest in securitizations (2)	88	-	(11)	-	-	-	77	(11)
Residential loans	267	-	-	(267)	-	-	-	-
Total other investments, fair value	$42,748	$-	$(6,694)	$(358)	$1,941	$-	$37,637	$(6,653)

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Primarily comprised of CDOs, CLOs, and ABS.

(3)Hybrid Securities Funds—European.

(4)Real Estate Funds—Asian.

(5)Diversified Fund.

(6)On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interests in the Star Asia Group. See note 31.

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

Investments-trading: During the year ended December 31, 2013, there were no transfers into or out of level 3 of the valuation hierarchy.

During the year ended December 31, 2012, there were no transfers into level 3 of the valuation hierarchy.  During the year ended December 31, 2012, there were transfers out of level 3 of the valuation hierarchy of $57 related to certain equity warrants, which were transferred during the fourth quarter of 2012 into level 2.  Once the securities underlying the warrants had quoted prices available in an active market, the Company attributed a value to the warrants using the Black-Scholes model based on the respective price of the warrants and the quoted prices of the securities underlying the warrants and key observable inputs.  In this case, the Company reclassified the warrants as a level 2 within the valuation hierarchy.

Other investments, at fair value: During the year ended December 31, 2013, the Company transferred $2,834 of its investment in Tiptree from level 3 to level 2 of the valuation hierarchy. During the year ended December 31, 2012, the Company transferred $267 of residential loans from level 3 to level 2 of the valuation hierarchy.  In addition, during the fourth quarter of 2012, the Company transferred $91 in certain warrants from level 3 to level 2 of the valuation hierarchy. Once the securities underlying the warrants had quoted prices available in an active market, the Company attributed a value to the warrants using the Black-Scholes model based on the respective price of the warrants and the quoted prices of the securities underlying the warrants and key observable inputs.  In this case, the Company reclassified the warrants as a level 2 within the valuation hierarchy.  During the year ended December 31, 2012, there were no transfers into level 3 of the valuation hierarchy.

 The following table provides the quantitative information about level 3 fair value measurements as of December 31, 2013 and 2012, respectively:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2013	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
Star Asia	$17,104	Allocated sale price	Relative fair value of assets sold	77.3%	74.9% - 79.1%
Star Asia Special Situations Fund	$2,747	Allocated sale price	Relative fair value of assets sold	12.4%	12.0% - 12.7%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2012	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
Star Asia	$30,169	Adjusted NAV	Discount rate	6.82%	6.82%
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

•  Equity investment in Star Asia and Star Asia Special Situations Fund – 2013

With respect to the Company’s investment in Star Asia and Star Asia Special situations fund as of December 31, 2013, the Company concluded it would be appropriate to base its fair value estimate on the terms and conditions of the sale of these assets which was completed in February 2014 (see note 31).  As the sale involved multiple investments, the key assumption in the valuation is the relative fair value of Star Asia Special Situations Fund and Star Asia as compared to the total fair value of all the entities sold.

•  Equity investment in Star Asia - 2012

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

Investments in Certain Entities That Calculate Net Asset Value Per Share (Or Its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at December 31, 2013 and 2012:

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value
	December 31, 2013
	(dollars in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$4,192	N/A	N/A	N/A
Star Asia (b)	17,104	N/A	N/A	N/A
Tiptree (c)	2,282	N/A	N/A	N/A
Star Asia Special Situations Fund (d)	2,747	N/A	N/A	N/A
	$26,325

	Fair Value
	December 31, 2012
	(dollars in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,054	N/A	N/A	N/A
Star Asia (b)	30,169	N/A	N/A	N/A
Tiptree (c)	2,834	N/A	N/A	N/A
Star Asia Special Situations Fund (d)	2,503	$321	N/A	N/A
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

(b)Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. The fair value of the investment in this category has been estimated using an internal valuation model that uses a market approach. If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $30,261 as of December 31, 2013 and $39,998 as of December 31, 2012.  On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interests in the Star Asia Group.  See note 31.

(c)The investment strategy of Tiptree is focused on investing in (a) specialty finance companies; (b) alternative asset management companies; and (c) diversified credit assets and related equity interests. Tiptree primarily seeks to acquire majority ownership interests in its investees. Prior to June 30, 2013, the fair value of this investment had been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. Beginning with the second quarter of 2013, the Company calculates the fair value of its investment in Tiptree by using the closing over the counter price for Tiptree Inc. and adjusting for the exchange ratio.  As of December 31, 2013 and 2012, the Company owned approximately 1% of Tiptree.

(d)    The Star Asia Special Situations Fund’s investment strategy is to make investments in real estate and securities backed by real estate in Japan. The Star Asia Special Situations Fund is a closed end fund that does not allow investor redemptions. It has an initial life of three years which can be extended under certain circumstances for up to two years. Prior to December 31, 2013, the fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820. The Company’s unfunded commitment was denominated in Japanese Yen and fluctuated based on the foreign exchange spot rate used at any particular period. See note

29.  As described in more detail in note 31, the Company sold its investment in Star Asia Special Situations Fund in February 2014 along with its investment in Star Asia and certain other related entities.  According to ASC 820, when a sale is considered probable as of the measurement date at an amount other than the underlying NAV per share, the reporting entity should not use the practical expedient in determining fair value.  Therefore, the Company determined the fair value of its investment in Star Asia Special Situations Fund as of December 31, 2013, by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As December 31, 2013, the Company had outstanding foreign currency forward contracts with a notional amount of 1.25 billion Japanese Yen. As of December 31, 2012, the Company had no outstanding foreign currency forward contracts.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries the EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of December 31, 2013 and 2012, the Company had no outstanding EuroDollar future contracts.

TBAs

The Company trades U.S. government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2013,  the Company had open TBA sale agreements in the notional amount of $66,300 and open TBA purchase agreements in the notional amount of $57,108.  At December 31, 2012, the Company had open TBA sale agreements in the notional amount of $40,125 and open TBA purchase agreements in the notional amount of $32,794.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	As of December 31, 2013	As of December 31, 2012

TBAs	Investments-trading	$188	$35
Foreign currency forward contracts	Other investments, at fair value	190	-
TBAs	Trading securities sold, not yet purchased	(66)	(13)
		$312	$22

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Foreign currency forward contracts	Revenues-principal transactions and other income	$260	$40	$(662)
EuroDollar futures contracts	Revenues-net trading	-	(30)	(2)
TBAs	Revenues-net trading	3,153	1,185	(9,260)
		$3,413	$1,195	$(9,924)

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients. In general, the Company will enter into a TBA purchase agreement with the client. Then, the Company will immediately enter into a TBA sale agreement with identical terms and settlement date with a separate counterparty. The Company seeks to profit through a small mark-up in the price of the transaction. The TBAs will match underlying terms and settlement dates. Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA. The gain or loss on the transaction is recorded as a component of net trading in the consolidated statement of operations and is included in due to or due from broker in the consolidated balance sheet until it settles. As of December 31, 2013, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements in the notional amount of $227,700. The net profit on these transactions is recorded as a component of net trading revenue and is included as a component of TBA revenue in the table above. Any revenue on trades that have not yet settled is included as a component of due to or due from brokers, dealers and clearing agencies.

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

At December 31, 2013 and 2012, the Company held reverse repurchase agreements of $29,395 and $70,110, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $29,575 and $73,382, respectively.

At December 31, 2013 and 2012, the Company had repurchase agreements of $28,748 and $70,273, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $28,591 and $73,382, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

At December 31, 2013 and 2012, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, and Fixed Rate Agency CMOs.

12. GOODWILL

The following table presents goodwill:

GOODWILL
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
Cira SCM	$3,121	$3,121
AFN	110	110
JVB	7,882	6,983
PrinceRidge	-	899
Goodwill	$11,113	$11,113

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

The annual testing date for Cira SCM is July 1. The Company determined the goodwill was not impaired as of July 1, 2013, 2012, and 2011.

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

AFN Goodwill

The annual impairment testing date for the AFN Goodwill is October 1. The first testing date following the Merger was October 1, 2010. The Company determined the goodwill was not impaired as of October 1, 2013, 2012, and 2011.

JVB Goodwill

During the year ended December 31, 2011, goodwill related to the acquisition of JVB increased $30 for net adjustments made during the measurement period to the fair values of the assets acquired and liabilities assumed. See note 4.

The annual impairment testing date for JVB Goodwill is January 1. The first testing date after the acquisition was January 1, 2012. The Company determined the goodwill was not impaired as of January 1, 2014, 2013, and 2012.

In January 2014, the Company merged JVB and CCPR to attain cost savings and eliminate duplicative business lines.  See note 31. Effective December 31, 2013, the Company combined the PrinceRidge and JVB reporting units in anticipation of the merger of these two entities which was effective in January 2014.   The January 1, 2014 goodwill test included the combined goodwill of both entities.  The goodwill amounts are combined in the table above effective December 31, 2013.  All future tests will be done based on JVB’s annual impairment testing and will include the historical JVB goodwill and the historical PrinceRidge goodwill.

PrinceRidge Goodwill

The measurement period for the PrinceRidge acquisition expired on May 31, 2012. During the second quarter of 2012, the Company made a measurement period adjustment to the redeemable non-controlling interest with a corresponding adjustment to goodwill. The adjustment reduced goodwill and the redeemable non-controlling interest by $93. See note 4.

The annual impairment testing date for PrinceRidge Goodwill was May 31. The first testing date after the acquisition was May 31, 2012. The Company determined the goodwill was not impaired as of May 31, 2013 and 2012.  Effective December 31, 2013, this goodwill was combined with the JVB goodwill and will be tested on the JVB annual impairment testing dates going forward.

13. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets included:

OTHER ASSETS
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
Deferred costs	$644	$-
Note receivable	1,849	-
Prepaid expenses	2,226	2,329
Prepaid income taxes	146	-
Security deposits	2,492	2,755
Miscellaneous other assets	146	24
Cost method investment	235	-
Furniture, equipment, and leasehold improvements, net	2,054	2,273
Intangible assets	483	332
Equity method affiliates	(31)	1,910
Other assets	$10,244	$9,623

Accounts payable and other liabilities included:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
Accounts payable	$738	$1,143
Rent payable	1,058	1,032
Accrued interest payable	376	308
Payroll taxes payable	1,055	1,577
Accrued income taxes	-	1,434
Guarantee liability	-	1,084
Settlement payable	-	4,467
Deferred income	-	498
Mandatorily redeemable equity interests	-	86
Other general accrued expenses	4,994	1,451
Accounts payable and other liabilities	$8,221	$13,080

See note 18 regarding mandatorily redeemable equity interests. The settlement payable related to an agreement reached during the second quarter of 2012 between the Company’s former broker-dealer subsidiary, CCS, and the Trustee for the Liquidation Trust for Sentinel Management Group, Inc. to settle two legal actions brought against CCS in 2009.  This liability was fully extinguished during the third quarter of 2013.  Prior to the Merger, AFN had entered into an arrangement whereby it guaranteed a portion of a particular loan that was owned by the Alesco XIV securitization.  This arrangement was accounted for as a guarantee and we recorded a liability of $1,084 at the Merger Date.  In May 2013, the underlying loan was paid off in full by the borrower.  As a result our guarantee was extinguished.  We recorded other revenue of $1,084 in the second quarter of 2013 and reversed the liability.    Accrued income tax payable in 2012 included an accrual for an uncertain tax position.  See note 21.

14. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows:

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

	Estimated Useful Lives	December 31, 2013	December 31, 2012

Furniture and equipment	3 to 5 Years	$3,169	$2,549
Leasehold improvements	5 to 10 Years	5,122	4,465
		8,291	7,014
Accumulated depreciation		(6,237)	(4,741)
Furniture, equipment, and leasehold improvements, net		$2,054	$2,273

For the year ended December 31, 2012, the Company wrote off fully depreciated furniture and equipment and leasehold improvements aggregating $8,581.

The Company recognized depreciation and amortization expense of $1,405,  $1,305, and $2,238 for the years ended December 31, 2013,  2012, and 2011, respectively, as a component of depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2013,  2012, and 2011,  $1,154,  $1,305, and $2,238, respectively, represented depreciation of furniture, equipment, and leasehold improvements and the remainder represented amortization of certain intangible assets.

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

The Company has certain equity method affiliates for which it has elected the fair value option. See note 3-F.  Those affiliates are excluded from the table below. Those investees are included as a component of other investments, at fair value in the consolidated balance sheets. All gains and losses (unrealized and realized) from securities classified as other investments, at fair value in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statements of operations.

Effective in March 2013, the Company acquired 100% control of Star Asia Manager as a result of the Star Asia Manager Repurchase Transaction. See note 4. Prior to March 1, 2013, the Company accounted for its investment in Star Asia Manager under the equity method. Following March 1, 2013, the Company has included Star Asia Manager in its consolidated financial statements.

As of December 31, 2013, the Company had the following equity method investees (excluding equity method affiliates for which it had adopted the fair value option): (i) Star Asia Opportunity; (ii) Star Asia Capital Management; (iii) SAA Manager; and (iv) SAP GP. During the years ended December 31, 2013 and 2012,  the Company did not make an investment in SAP GP or recognize any income or loss under the equity method related to SAP GP. During the second quarter of 2013, the Company received its investment return up to an agreed upon maximum from Star Asia SPV and the Company no longer has an ownership interest in Star Asia SPV. During the third quarter of 2013, the Company received its final liquidating distribution from Deep Value GP.  During the fourth quarter of 2013, the Company received its final liquidating distribution from the Deep Value GP II.

The following table summarizes the activity and the earnings of the Company’s equity method affiliates and includes the activity for Star Asia Manager during the period that the Company accounted for its investment in Star Asia Manager under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Star	Deep	Deep	Star	Star	Star Asia	Star
	Asia	Value	Value	Asia	Asia	Capital	Asia	SAA
	Manager (3)	GP	GP II	SPV (3)	Opportunity (3)	Management (3)	Opportunity II (3)	Manager (3)	Other	Total

December 31, 2010	$202	$269	$31	$1,604	$-	$-	$-	$-	$-	$2,106
Investment / advances	-	-	-	6	4,055	6	-	-	964	5,031
Distributions / repayments	(850)	(4,597)	-	(1,846)	-	-	-	-	-	(7,293)
Earnings / (loss) realized	1,694	4,349	2	702	405	44	-	-	(964)	6,232
December 31, 2011	1,046	21	33	466	4,460	50	-	-	-	6,076
Investment / advances	-	-	-	10	-	6	4,700	-	-	4,716
Distributions / repayments	(1,600)	-	(1,720)	(662)	(4,982)	(652)	(2,477)	-	-	(12,093)
Reorganization (1)	-	-	-	-	-	-	(1,841)	-	-	(1,841)
Earnings / (loss) realized	1,101	(14)	1,726	1,581	544	504	(382)	(8)	-	5,052
December 31, 2012	547	7	39	1,395	22	(92)	-	(8)	-	1,910
Investments / advances	-	-	-	-	-	-	-	10	20	30
Distributions / repayments	-	(7)	(26)	(2,682)	-	(134)	-	(245)	-	(3,094)
Acquisition (2)	(705)	-	-	-	-	-	-	-	-	(705)
Earnings / (loss) realized	158	-	(13)	1,287	(5)	145	-	255	1	1,828
December 31, 2013	$-	$-	$-	$-	$17	$(81)	$-	$12	$21	$(31)

(1)On December 20, 2012, Star Asia Opportunity II completed a reorganization whereby its assets were contributed into a subsidiary of the Star Asia Special Situations Fund. The net effect of the reorganization to the Company was that the Company exchanged its ownership interest in Star Asia Opportunity II for cash and an interest in the Star Asia Special Situations Fund. The Star Asia Special Situations Fund is carried at fair value and included as a component of other investments, at fair value.

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

(2)See note 4.

(3)See note 31.

On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interests in the Star Asia Group which includes Star Asia Manager, Star Asia Capital Management, and SAA Manager from the table above. As of December 31, 2013, the Company had no interest in the earnings of Star Asia SPV and Star Asia Opportunity II.  Star Asia Opportunity is in liquidation and a small additional distribution is expected in 2014.  See note 31.

During the second quarter of 2011, a Strategos Deep Value fund for which Deep Value GP served as the general partner was substantially liquidated. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP recognized an incentive fee in the amount of $8,719 during the second quarter of 2011. Since the Company owned 50% of the Deep Value GP, the Company’s share of this incentive fee was $4,359 and was included as a component of income from equity method affiliates. This incentive fee was included in the earnings / (loss) realized line item, which was $4,349 for the year ended December 31, 2011, in the table above.

During the fourth quarter of 2012, a Strategos Deep Value fund for which Deep Value GP II served as the general partner was substantially liquidated. In conjunction with this liquidation and distribution of funds to investors, the Deep Value GP II recognized an incentive fee in the amount of $4,301 during the fourth quarter of 2012. Since the Company owned 40% of the Deep Value GP II, the Company’s share of this incentive fee was $1,720 and was included as a component of income from equity method affiliates. This incentive fee was included in the earnings / (loss) realized line item, which was $1,726 for the year ended December 31, 2012, in the table above.

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
Total Assets	$370,388	$279,874

Liabilities	$144,578	$96,981
Equity attributable to the investees	225,810	182,277
Non-controlling interest	-	616
Total Liabilities & Equity	$370,388	$279,874

	Year Ended December 31,
	2013	2012	2011

Net income / (loss)	$28,885	$2,248	$12,786

Net income / (loss) attributable to the investees	$29,501	$2,667	$12,818

See note 29 for information regarding transactions with the Company’s equity method investees.

16. VARIABLE INTEREST ENTITIES

The Company’s policy on accounting for VIEs is discussed in note 3-J.

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company is involved with as of December 31, 2013, the Company has drawn this conclusion.

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

As of December 31, 2013, the Company had variable interests in various securitizations but determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs. The maximum potential financial statement loss the Company could incur if the securitization vehicles were to default on all of their obligations is (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the years ended December 31, 2013,  2012, and 2011 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2013 and 2012.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 17), and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2013 and 2012.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	December 31, 2013

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$2,239	$-	$2,239
Third party managed VIEs	84	35	119
Total	$2,323	$35	$2,358

	December 31, 2012

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$2,224	$-	$2,224
Third party managed VIEs	105	77	182
Total	$2,329	$77	$2,406

17. DEBT

The Company had the following debt outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		December 31, 2013	December 31, 2012	Interest Rate Terms		Interest (5)	Maturity
Contingent convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$3,121		$3,115	$8,068	10.50%		10.50%	May 2014 (1)
8.00% contingent convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	-	8.00%		8.00%	September 2018 (2)
	$11,369		$11,363	8,068
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	10,697	10,189	4.25%		4.25%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	7,614	7,248	4.40%		4.40%	March 2035
	$48,125		18,311	17,437
Subordinated notes payable	$-		-	342	12.00%	(4)	12.00%	June 2013
Total			$29,674	$25,847

(1)Represents the holder’s earliest put date and the Company’s earliest redemption date. The contractual maturity for the New Notes is May 2027.

The Company may redeem all or part of the $3,121 aggregate principal amount of the New Notes for cash on or after May 20, 2014, at a redemption price equal to the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes may require the Company to repurchase all or a portion of the New Notes for cash on May 15, 2014; May 15, 2017; and May 15, 2022 for a repurchase price equal to the principal amount of the New Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. The holders of the New Notes are required to provide notice to the Company of their plan to redeem the New Notes at any time during the 30 days prior to May 15, 2014; May 15, 2017; and May 15, 2022.

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

(5)Represents the interest rate as of the last day of the reporting period.

Contingent Convertible Senior Notes

10.50% Contingent Convertible Senior Notes due 2027

The Company issued $8,121 aggregate principal amount of New Notes at par during the second half of 2011 in connection with an Exchange Offer consummated for $7,621 aggregate principal amount of the Old Notes and a privately negotiated exchange of $500 in aggregate principal amount of the Old Notes. The New Notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsubordinated, unsecured indebtedness. The New Notes are subordinate in right of payment to the Company’s existing and future secured indebtedness to the extent of such security. The New Notes bear interest at an annual rate of 10.50% and is payable semiannually on May 15 and November 15 of each year. The New Notes mature on May 15, 2027.

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

In October 2013, the Company repurchased $5,000 principal amount of new notes from an unrelated third party.  The Company recognized a loss from repurchase of debt of $15 which was included as a component of other income / (expense) in the Company’s consolidated statement of operations.

As of December 31, 2013, the Company was in compliance with the covenants of the New Notes.

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

8.0% Convertible Notes

In connection with the investments by Mead Park Capital and EBC, as assignee of CBF, in September 2013, the Company issued $8,248 in aggregate principal amount of convertible senior promissory notes.  The 8.0% Convertible Notes accrue 8% interest per year, payable quarterly. The 8.0% Convertible Notes mature on September 25, 2018.  As required under ASC 470, the Company accounted for the 8.0% Convertible Notes as conventional convertible debt and did not allocate any amount of the proceeds to the embedded equity option.

The holders of the notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time into shares of the Company’s Common Stock at $3.00 per share conversion price, subject to customary anti-dilution adjustments. Accordingly, based on the current principal balance, the notes will be convertible into up to an aggregate of 2,749,167 shares of Common Stock. However, the 8.0% Convertible Notes have certain provisions that allow for the deferral of interest payments:  (i) if dividends of less than $0.02 per share are paid on the Company’s Common Stock in the quarter prior to any interest payment date, then the Company may pay one-half of the interest in cash on such date, and the remaining one-half of the interest otherwise payable will be added to the principal amount of the convertible note then outstanding; and (ii) if no dividends are paid on the Company’s Common Stock in the quarter prior to any interest payment date, then the Company may make no payment in cash on such date, and all of the interest otherwise payable on such date will be added to the principal amount of the note then outstanding.

As of December 31, 2013, the Company was in compliance with the covenants of the 8.0% Convertible Notes and has paid all of the interest due there under in cash.

7.625% Contingent Convertible Senior Notes due 2027 (the “Old Notes”)

 The Company assumed the 7.625% Contingent Convertible Senior Notes due 2027 from AFN at the time of the Merger. The Old Notes bore interest at an annual rate of 7.625%. Interest on the Old Notes was payable semiannually on May 15 and November 15 of each year. As of December 31, 2012, the Company had no Old Notes outstanding.

During the year ended December 31, 2011, the Company repurchased $1,025 aggregate principal amount of the Old Notes from unrelated third parties for $988 including accrued interest. The Company recognized a gain from repurchase of debt of $33, which was included as a component of other income / (expense) within the non-operating income / (expense) section of the Company’s consolidated statements of operations.

 During the year ended December 31, 2012, the Company repurchased $150 aggregate principal amount of the Old Notes from an unrelated third party for $151, including accrued interest of $4.  The Company recognized a gain from repurchase of debt of $3, which was included as a component of other income / (expense) within the non-operating income / (expense) section of the Company’s consolidated statements of operations. The Company also recognized a gain from the repurchase of subordinated notes during 2012 that was also included in this line.

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

Subordinated Notes Payable

The Subordinated Notes matured and were paid in full on June 20, 2013 and bore interest at an annual rate of 12%. A portion of this interest, 9%, was payable in cash semiannually on May 1 and November 1 of each year. The remaining portion, 3%, was paid in kind at an annual rate of 3%, which was also payable semiannually. All accrued in kind interest was added to the unpaid principal balance of the Subordinated Notes on each May 1 and November 1, and thereafter the increased principal balance accrued interest at the annual rate of 12%. The Subordinated Notes were unsecured obligations of the Company.

In September 2012, the Company repurchased $1,177 principal amount of Subordinated Notes from an unrelated third party for $1,139, including accrued cash interest and paid in kind interest of $50. The Company recognized a gain from repurchase of debt of $83, net of expenses, which was included as a component of other income / (expense) within the non-operating income / (expense) section of the Company’s consolidated statements of operations. See note 29.

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

Star Asia Manager Note Payable

In connection with the Star Asia Manager Repurchase Transaction in March 2013, Star Asia Manager had paid cash of $425 and issued to Mercury a note payable in the principal amount of $725. See notes 4 and 15. Under the note payable, interest accrued on the unpaid balance of the principal amount at a floating rate equal to three-month LIBOR plus 2.75% per annum. Payments were  made quarterly in an amount equal to 50% of cash available for distribution as defined in the note payable agreement. The Star Asia Manager note payable was pre-payable without penalty and had no stated maturity date.  The Star Asia Manager note payable was paid in full in October 2013.

Deferred Financing

The Company paid $670 of deferred financing costs during the year ended December 31, 2013 associated with the issuance of the 8.0% Convertible Notes.

The Company recognized interest expense from deferred financing costs of $26,  $0, and $282 for the years ended December 31, 2013,  2012, and 2011, respectively.

Interest Expense, net

Interest expense includes interest incurred in connection with the Company’s debt described in this note, the amortization of deferred financing related to the 8.0% Convertible Notes,  the amortization of discount related to the convertible senior notes and the junior subordinated notes, interest income or expense related to the amounts owed to withdrawing partners of PrinceRidge (see note 18), and the amortization of discount related to a settlement payable in connection with a legal proceeding that involved CCS (see note 13).

18. REDEEMABLE NON-CONTROLLING INTEREST (TEMPORARY EQUITY) AND MANDATORILY REDEEMABLE EQUITY INTERESTS

Redeemable Non-Controlling Interest

The redeemable non-controlling interest represented the equity interests of PrinceRidge that were not owned by the Company. The members of PrinceRidge had the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period. The Company’s policy on accounting for the redeemable non-controlling interest is discussed in note 3-O.

In June 2011, the Company reclassified $3,536 from redeemable non-controlling interest to mandatorily redeemable equity interests that was included as a component of accounts payable and other liabilities in the Company’s consolidated balance sheets, due to a partnership withdrawal from PrinceRidge.

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

During the year ended December 31, 2013, the Company purchased $789 of non-controlling interest for cash from existing partners. As of December 31, 2013 and 2012, the redeemable non-controlling interests totaled $0 and $829, respectively.

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

During the year ended December 31, 2012, the Company distributed cash of $3,723 to the holders of mandatorily redeemable equity interests. Of the $3,723 in cash distributed, $2,640 represented the cash that PrinceRidge paid in October 2012 related to the acceleration of its obligation to repurchase certain mandatorily redeemable equity interests from the PrinceRidge Separated Employees. See note 17. In addition to the $2,640 cash payment made, PrinceRidge issued to the PrinceRidge Separated Employees promissory notes in the initial aggregate principal amount of $4,824 on October 5, 2012. The Company reclassified $4,824 from mandatorily redeemable equity interests, which is included as component of accounts payable and other liabilities, to debt on the Company’s consolidated balance sheets upon issuance of the promissory notes. The promissory notes matured and were paid in full on December 21, 2012. See note 17.

During the year ended December 31, 2013, the Company distributed cash of $86 to the holders of the mandatorily redeemable equity interests. As of December 31, 2013 and 2012 the mandatorily redeemable equity interests totaled $0 and $86, respectively. See note 13.

19. PERMANENT EQUITY

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

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s Board of Directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares are authorized as of December 31, 2013 and 2012, respectively.  The holders of Series C Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2013 and 2012.

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred  Stock (“Series E Preferred Stock”) has no economic rights but entitles Mr. Cohen, the Company’s Vice Chairman, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  Each share of Series E Preferred Stock is entitled to one vote.  The 4,983,557 shares of Series E Preferred Stock currently outstanding are equivalent to the amount of Operating LLC membership units held by Mr. Cohen as of December 31, 2013.  See note 1. The 4,983,557 shares of Series E Preferred Stock were issued on May 9, 2013 in exchange for the 4,983,557 shares of Series D Voting Non-Convertible Preferred Stock (“Series D Preferred Stock”) held by CBF, an entity wholly owned by Mr. Cohen.  The Series E Preferred Stock effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Mr. Cohen to exercise approximately 25.2% of the voting power of the Company’s total shares outstanding that are entitled to vote as of December 31, 2013.  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Mr. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. All former Series D Preferred Stock and Series B Voting Non-Convertible Preferred Stock which entitled Mr. Cohen to vote on all matters presented to the Company’s stockholders were cancelled on May 9, 2013 and December 28, 2012, respectively. As of December 31, 2013, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Stockholder Rights Plan

The Company’s Board of Directors adopted a Section 382 Rights Agreement on December 21, 2009 (the “2009 Rights Agreement”) in an effort to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry forwards (the “deferred tax assets”) to reduce potential future federal income tax obligations. No rights pursuant to the 2009 Rights Agreement were exercisable at December 31, 2012 or 2011. There was no impact to the Company’s financial results as a result of the adoption of the 2009 Rights Agreement. The 2009 Rights Agreement expired on December 31, 2012.

In connection with the investments by Mead Park Capital and EBC (see note 4), on May 9, 2013, the Company’s Board of Directors adopted the Section 382 Rights Agreement between the Company and Computershare Shareowner Services LLC (the “2013 Rights Agreement”) in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its deferred tax assets to reduce potential future federal income tax obligations.  The Company’s Board of Directors authorized and declared a dividend distribution of one right for each share of the Company’s Common Stock outstanding at the close of business on May 20, 2013.  Each right entitles the registered holder to purchase from the Company one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock at an exercise price of $100.00 per one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, subject to adjustment.

The rights will become exercisable following (i) the 10th day following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 4.95% or more of the Company’s Common Stock or (ii) the 10th business day following the commencement of a tender offer or exchange offer that would result in a person or group having ownership of 4.95% or more of the Company’s Common Stock.

The 2013 Rights Agreement has no voting privileges and will expire on the earliest of (i) the close of business on October 1, 2016, (ii) the time at which the rights are redeemed pursuant to the 2013 Rights Agreement, (iii) the time at which the rights are exchanged pursuant to the 2013 Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code or any successor statute if the Company’s Board of Directors determines that the 2013 Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits, and (v) the beginning of the taxable year of the Company to which the Company’s Board of Directors determines that certain tax benefits may not be carried forward.

No rights were exercisable at December 31, 2013. There was no impact to the Company’s financial results as a result of the adoption of the 2013 Rights Agreement. The terms and the conditions of the rights are set forth in the Section 382 Rights Agreement attached as Exhibit 4.1 to the IFMI’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2013.

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

Dividends and Distributions

During 2013,  2012 and 2011, the Company paid cash dividends on its outstanding Common Stock in the amount of $1,066,  $953, and $2,115, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2013, 2012, and 2011, the Company paid cash distributions of $431,  $420, and $1,054, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than IFMI).

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

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes the share transactions that occurred in stockholders’ equity during the years ended December 31, 2013,  2012, and 2011, respectively.

ROLLFORWARD OF SHARES OUTSTANDING OF
INSTITUTIONAL FINANCIAL MARKETS, INC.

	Common Stock	Restricted Stock	Treasury Stock	Total
December 31, 2010	10,370,858	162,226	(50,400)	10,482,684
Issuance of shares	313,051	-	-	313,051
Issuance as equity-based compensation	-	3,924,612	-	3,924,612
Vesting of shares	140,857	(140,857)	-	-
Shares withheld for employee taxes	(24,668)	-	-	(24,668)
Forfeiture / cancellation of restricted stock (1)	-	(1,348,361)	-	(1,348,361)
Purchase of Common Stock for treasury	-	-	(667,601)	(667,601)
Retirement of treasury stock	(667,601)	-	667,601	-
December 31, 2011	10,132,497	2,597,620	(50,400)	12,679,717
Issuance of shares	230,846	-	-	230,846
Issuance as equity-based compensation	-	428,984	-	428,984
Vesting of shares	643,830	(643,830)	-	-
Shares withheld for employee taxes	(162,048)	-	-	(162,048)
Forfeiture / cancellation of restricted stock (1)	-	(1,508,353)	-	(1,508,353)
Surrender of restricted stock (2)	-	(116,595)	-	(116,595)
Retirement of treasury stock	(50,400)	-	50,400	-
December 31, 2012	10,794,725	757,826	-	11,552,551
Issuance of shares	2,935,506	-	-	2,935,506
Issuance as equity-based compensation	-	408,079	-	408,079
Vesting of shares / restricted units (3)	739,931	(649,796)	-	90,135
Shares withheld for employee taxes	(71,583)	-	-	(71,583)
Forfeiture / cancellation of restricted stock	-	(104,983)	-	(104,983)
December 31, 2013 (4)	14,398,579	411,126	-	14,809,705

(1)For the 2011 period, the cancellation of restricted stock included the 90,135 shares of restricted stock of IFMI that the Company cancelled and replaced with 90,135 restricted units of IFMI Common Stock in October 2011.  The 90,135 restricted units were not included in the above table since the restricted units are not considered legally outstanding.

For the 2012 period, the forfeiture of restricted stock included the 848,742 shares of restricted stock that the former chief executive officer of PrinceRidge and member of the Board of Managers of PrinceRidge GP and the former chairman of the Board of Managers of PrinceRidge GP forfeited in connection with the separation, release, and repurchase agreements that the Company entered into with them in July 2012. See note 20.

(2)In December 2012, Mr. Cohen transferred 116,595 restricted shares of IFMI Common Stock to the Company in order to satisfy his obligation under the Equity Funding Agreement. See note 20 for the discussion about the 2009 Restricted Units Pursuant to the 2009 Equity Award Plan.

(3)Vesting includes 90,135 of unvested restricted units of IFMI Common Stock.  See note 20.

(4)Excludes remaining restricted units of IFMI Common Stock. See note 20.

Non-Controlling Interest

Future Conversion / Redemption of Operating LLC Units

Of the 5,324,090 Operating LLC membership units not held by the Company as of December 31, 2013 and 2012, respectively, Daniel G. Cohen, the Company’s Vice Chairman, through CBF, a single member LLC, held 4,983,557 Operating LLC membership units. Each of Mr. Cohen’s Operating LLC membership units is redeemable at Mr. Cohen’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. The Operating LLC membership units not held by Daniel G. Cohen have the same redemption rights as described herein.

In January 2011, the Company granted 559,020 restricted units of the Operating LLC to certain JVB Holdings Sellers in connection with the JVB Holdings acquisition who remained employees of JVB Holdings. These units vest over a three year period (of which two of the three years have elapsed as of December 31, 2013) and are treated as compensation for future service. In January 2012 and 2013, 186,339 restricted units of the Operating LLC vested, and the holders of these vested Operating LLC membership units elected to redeem these units. In January 2012 and 2013, the Company, at its discretion, issued 186,339 shares of the Company’s Common Stock to the JVB Holdings Sellers in exchange for the 186,339 vested membership units in each period. As of December 31, 2013, there were 186,342 restricted units of the Operating LLC outstanding. All of the 186,342 restricted units vested on January 13, 2014. See notes 4 and 20.

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

In connection with the private placement investment made in September 2013 by Mead Park Capital and EBC, as assignee of CBF, in IFMI, the Operating LLC issued 2,749,167 Operating LLC membership units to IFMI.

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

The following table summarizes the transactions that resulted in changes in the unit ownership of the Operating LLC including unit issuances and forfeitures related to the UIS agreement:

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Units Held by IFMI	Units Held by Daniel G. Cohen	Units Held by Others	Total
December 31, 2010	10,343,347	4,983,557	299,999	15,626,903
Issuance of Units for JVB acquisition	313,051	-	-	313,051
Issuance of Units under UIS, net	259,212	-	-	259,212
Redemption of Operating LLC Units for cash	-	-	(31,554)	(31,554)
Retirement of treasury stock	(667,601)	-		(667,601)
December 31, 2011	10,248,009	4,983,557	268,445	15,500,011
Issuance of Units under UIS, net	705,083	-	-	705,083
Vesting of Units	-	-	302,934	302,934
Redemption of Operating LLC Units for IFMI Shares	230,846	-	(230,846)	-
Retirement of treasury stock	(50,400)	-	-	(50,400)
December 31, 2012	11,133,538	4,983,557	340,533	16,457,628
Issuance of Units under UIS, net	502,614	-	-	502,614
Issuance of Units for Mead / EBC Investment	2,749,167			2,749,167
Vesting of Units	-	-	186,339	186,339
Redemption of Operating LLC Units for IFMI Shares	186,339	-	(186,339)	-
December 31, 2013 (1)	14,571,658	4,983,557	340,533	19,895,748

(1)Unit amounts above exclude unvested Operating LLC units.  See note 20.

The following schedule presents the impact to permanent equity from IFMI’s ownership interest in the Operating LLC for the years ended December 31, 2013,  2012, and 2011, respectively:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Net income / (loss) attributable to IFMI	$(13,318)	$(968)	$(9,388)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	2,764	928	(8)
Changes from net income / loss) attributable to IFMI and transfers (to) from non-controlling interest	$(10,554)	$(40)	$(9,396)

20. EQUITY-BASED COMPENSATION

As described in note 3-Q, the Company’s equity-based compensation paid to its employees is comprised of Restricted Units, Restricted Stock, and stock options.

The following table summarizes the amounts the Company recognized as equity-based compensation expense including Restricted Stock, Restricted Units, and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2013 was $2,220 and the weighted average period of time over which this expense will be recognized is approximately

2.7 years. The awards assume estimated forfeitures during the vesting period, which were updated to reflect the actual forfeitures that occurred during the relevant periods.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the year ended December 31,
	2013	2012	2011
Equity-based compensation expense	$1,947	$1,271	$7,674
Non equity-based compensation expense	45,220	61,680	70,553
Total compensation and benefits	$47,167	$62,951	$78,227

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below:

DETAIL OF EQUITY BASED COMPENSATION BY PLAN

	For the year ended December 31,
	2013	2012	2011
The 2009 Equity Award Plan	$-	$(586)	$400
Operating LLC Units - JVB Acquisition	911	911	879
Restricted Units - 2006/2010 Plans	905	1,290	5,708
Options - 2010 Plan	114	-	-
Restricted PrinceRidge units (1)	17	(344)	687
Total equity based compensation expense	$1,947	$1,271	$7,674
(1)

Relates to the issuance of restricted PrinceRidge units to certain investment banking professionals and executives of PrinceRidge. As of December 31, 2013, there were no restricted PrinceRidge units outstanding.

The 2009 Equity Award Plan

The 2009 Equity Award Plan was originally adopted by the Company in August 2009 and was amended and restated on April 28, 2010. The 2009 Equity Award Plan permitted the grant of Operating LLC restricted units to the Company’s employees which represented the right to receive, upon vesting of the restricted unit, the number of Operating LLC membership units in the restricted unit agreement. The awards under this plan were subject to time-based and/or performance-based vesting conditions and generally vested over a period of three years ending in December 2012. All awards pursuant to this plan were subject to the prior written consent of the Company’s Vice Chairman, Daniel G. Cohen. In December 2012, all of the 116,595 restricted units that were outstanding vested. Following the vesting of the restricted units in December 2012, the 2009 Equity Award Plan expired.

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

Substantially all of the 2009 Equity Award Plan awards were issued during 2009 prior to the Merger. For the awards that were issued prior to the Merger, the Company determined the fair value of these restricted units based on the implied value of a Cohen Brothers membership unit derived from the Company’s public stock price on the date of grant multiplied by the exchange ratio called for in the Merger Agreement. For the awards that were issued during 2010, the Company determined the fair value of these restricted units based on the Company’s stock price on the date of grant. There were no grants made after 2010.

Restricted Units of the Operating LLC Related to the JVB Holdings Acquisition

In connection with the acquisition of JVB Holdings in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain JVB Holdings Sellers who remained employees of JVB Holdings. These units include a service requirement and vest over a three year period (of which two of the three years have elapsed as of December 31, 2013 and the third year elapsed in January, 2014) and are treated as compensation for future service rather than as part of the purchase price to acquire JVB. The weighted average grant date fair value for the restricted units was $4.89. In January 2012 and 2013, 186,339 restricted units of the Operating LLC vested. As of December 31, 2013 and December 31, 2012, 186,342 and 372,681 restricted units, respectively, of the Operating LLC were unvested. Upon vesting, the restricted units may be redeemed by the employee and the Company, at its discretion, may either pay cash or issue an equivalent number of IFMI Common Stock for the redemption of vested restricted units. The 186,339 vested units of the Operating LLC in each of 2012 and 2013 were redeemed by the JVB Holdings Sellers and the Company issued an equivalent number of IFMI Common Stock for the redemption of the vested restricted units in each period. See note 19.

During the years ended December 31, 2013 and 2012, the total fair value of the restricted Operating LLC awards related to the JVB Holdings acquisition that vested based on the fair market value derived from the closing stock price of the Company’s Common Stock on the vesting date during the year ended December 31, 2013 and 2012 was $233 and $326, respectively.

The AFN 2006 Equity Incentive Plan and the Institutional Financial Markets Inc. 2010 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units and Stock Options

In connection with the Merger, the Company assumed the AFN 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). In addition, the Company adopted the Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (the “2010 Equity Incentive Plan”) on April 22, 2010, which was approved by the Company’s stockholders at the Company’s annual meeting on December 10, 2010, and amended on April 18, 2011 and amended and restated on March 8, 2012. The 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan are collectively referred to as the “Equity Incentive Plans”. The Equity Incentive Plans provide for the grant of stock options, restricted Common Stock, restricted units, stock appreciation rights, and other share-based awards. The Equity Incentive Plans are administered by the compensation committee of the Company’s Board of Directors. The maximum number of share-based awards of the Company’s Common Stock authorized to be granted pursuant to these plans is limited to 4,996,500, of which 1,558,525 shares remained available to be issued as of December 31, 2013..

RESTRICTED STOCK AND RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted average grant date fair value	Number of Restricted Units	Weighted average grant date fair value
Unvested at January 1, 2013	427,057	$1.87	172,585	$1.92
Granted	408,079	1.98	-	-
Vested	(522,008)	1.62	(40,135)	3.26
Forfeited	(1,828)	4.89	-	-
Unvested at December 31, 2013	311,300	$2.42	132,450	$1.51

The weighted average grant date fair value for restricted stock that contained service based vesting criteria for the years ended December 31, 2013, 2012, and 2011 was $1.98,  $1.43, and $4.33, respectively. The weighted average grant date fair value for restricted units that contained service based vesting criteria for the year ended December 31, 2012, and 2011 was $1.51, and $3.26, respectively. There were no restricted units granted during 2013.

RESTRICTED STOCK AND RESTRICTED UNITS - PERFORMANCE AND SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted average grant date fair value	Number of Restricted Units (1)	Weighted average grant date fair value
Unvested at January 1, 2013	330,769	$4.34	500,000	$-
Granted	-	-	50,000	2.42
Vested	(127,788)	4.34	(50,000)	2.42
Forfeited (2)	(103,155)	4.89	-	-
Unvested at December 31, 2013	99,826	$3.78	500,000	$-

  (1)During the first quarter of 2012, the Company issued 500,000 restricted units of IFMI Common Stock to a non-employee. FASB ASC 505-50 requires that an equity instrument issued to a non-employee should be measured by using the stock price and other measurement assumptions as of the earlier of the date at which either: (i) a commitment for performance by the counterparty has been reached; or (2) the counterparty’s performance is complete. In accordance with FASB ASC 505-50, the Company will not accrue any expense until the actual vesting date occurs. As of the grant date, the restricted units were valued at $0.

(2)During the year ended December 31, 2013, there were 103,155 shares of Restricted Stock that were forfeited due to the fact that the grantees were unable to achieve certain performance thresholds, and therefore, the awards would never vest.

The weighted average grant date fair value for restricted stock that contained performance based and service based vesting criteria for the year ended December 31, 2012 and 2011 was $1.47, and $4.88, respectively. There were no shares of restricted stock that contained performance based and service based vesting criteria that were granted during 2013.  The weighted average grant date fair value for restricted units that contained performance based and service based vesting criteria for the years ended December 31, 2013, 2012, and 2011 was $2.42, $0.00, and $3.07, respectively.

The total fair value of all equity awards vested in each year based on the fair market value of the Company’s Common Stock on the vesting date during the years ended December 31, 2013, 2012, and 2011 was $1,667,  $947, and $570, respectively.

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

STOCK OPTIONS - SERVICE BASED VESTING

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at January 1, 2013	-	$-
Granted (2)	3,000,000	4.00
Vested	-	-
Forfeited	-	-
Balance at December 31, 2013	3,000,000	$4.00	4.8	$-

Exercisable at December 31, 2013	-	$-	-	$-
(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing stock price of the Company’s Common Stock of $1.98 on December 31, 2013.  As of December 31, 2013, all options were out of the money.

(2)	Of the options granted, 2,500,000 stock options are subject to stockholder approval during the Company’s 2014 Annual Meeting of Stockholders.

The fair values of the options granted during 2013 were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (i) expected volatility – 68.5%; (ii) expected dividends – 3.49%; (iii) expected lives of options (in years) – 4.0; and (iv) risk free rate – 0.96%.

The weighted average grant date fair value for options granted during 2013 was $0.70.

The expected volatility reflects IFMI’s past stock price volatility since December 16, 2009 (the Merger Date).  The expected life of the options is based on the estimated average life of the options using the simplified method. The Company utilized the simplified method to determine the expected life of the options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns.   The risk free rate is derived from public data sources at the time of the grant. The options vest either ratably over a three-year period or all at end of a three year period and have five-year contractual terms.  Compensation cost is recognized over the vesting term of the option using the straight-line method.

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

INCOME TAX EXPENSE
(Dollars in Thousands)

	2013	2012	2011
Current income tax expense (benefit):
Federal income tax expense (benefit)	$(1,442)	$142	$92
Foreign income tax expense (benefit)	8	20	149
State and local income tax expense (benefit)	(57)	120	-
	(1,491)	282	241
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	(1,827)	(703)	(1,047)
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	(247)	(194)	(343)
	(2,074)	(897)	(1,390)

Total	$(3,565)	$(615)	$(1,149)

As of December 31, 2013, the Company had net prepaid taxes of $146 included as a component of other assets in the consolidated balance sheets.  As of December 31, 2012, the Company had net current tax liability of $1,434 included as a component of accounts payable and other liabilities in the consolidated balance sheets. The current tax liability as of December 31, 2012 included the liability for unrecognized tax benefits described below.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2013,  2012, and 2011, respectively.

	2013	2012	2011
Federal statutory rate - 35%	$(8,220)	$(929)	$(5,053)
Pass thru impact	2,581	352	1,689
Deferred tax valuation allowance	3,812	(42)	1,964
Recognition of previously unrecognized tax benefit	(1,231)	-	-
Other	(507)	4	251
Total	$(3,565)	$(615)	$(1,149)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows:

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	December 31, 2013			December 31, 2012
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carry-forward	$33,439	$-	$33,439	$29,990	$-	$29,990
State net operating loss carry-forward	5,291	-	5,291	5,066	-	5,066
Federal capital loss carry-forward	23,784	-	23,784	25,283	-	25,283
Unrealized gain on debt	-	(13,274)	(13,274)	-	(14,095)	(14,095)
Unrealized loss on investment in Operating LLC	110,382	-	110,382	113,398	-	113,398
Other	873	-	873	1,253	-	1,253
Gross deferred tax asset / (liability)	173,769	(13,274)	160,495	174,990	(14,095)	160,895
Less: valuation allowance	(165,025)	-	(165,025)	(167,498)	-	(167,498)
Net deferred tax asset / (liability)	$8,744	$(13,274)	$(4,530)	$7,492	$(14,095)	$(6,603)

As of December 31, 2013, the Company had a federal net operating loss (“NOL”) of approximately $95,540, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $56,835 as of December 31, 2013, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carry forward will begin to expire in 2014. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

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

In connection with the investments by Mead Park Capital and EBC, the Company entered into the 2013 Rights Agreement on May 9, 2013, to protect the use of previously accumulated NOLs, NCLs, and certain other tax attributes by dissuading investors from aggregating ownership in the Company and triggering an ownership change. See note 19.

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

In determining its federal income tax provision for 2013, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carry forwards as of December 31, 2013. The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOLs and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carry forwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the statements of operations in the period it makes this determination. From that point forward, the Company would begin to record net deferred tax expense for federal and state income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs, for which the valuation allowance was removed.

A reconciliation of the beginning and ending unrecognized tax benefits for year ended December 31, 2013,  2012, and 2011, respectively, are as follows:

	2013	2012	2011
Unrecognized tax benefits as of January 1	$1,231	$1,231	$1,231
Increases due to tax positions taken during prior periods	-	-	-
Increases due to tax positions taken in current period	-	-	-
Decreases due to settlements with tax authorities	-	-	-
Reductions due to lapse of applicable statute of limitations	(1,231)	-	-
Unrecognized tax benefits as of December 31	$-	$1,231	$1,231

During the years ended December 31, 2013,  2012, and 2011, the Company recognized interest expense of $0, $79, and $92, respectively. $171 was included in current taxes payable for accrued interest as of December 31, 2012. No penalty amounts were recognized. The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, the United Kingdom, Spain, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2010.

In December 2012, IFMI received notification from the IRS that the IRS would examine its 2011 federal tax return. The exam was conducted in February 2013, IFMI received notification from the IRS that the exam was complete and no adjustments were identified.

Pennsylvania Income Tax Assessment

In October, 2013, the Company received an assessment from the Pennsylvania Department of Revenue in the amount of $4,683  (including penalties) related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue.  If the assessment were to be upheld in the administrative appeal, the Company can then file an appeal with the Pennsylvania Board of Finance and Revenue.  Finally, if the Pennsylvania Board of Finance and Revenue were to uphold the assessment, the Company could then seek relief in Pennsylvania Commonwealth Court.  The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any reserve for this assessment.

22. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in thousands)

	Foreign currency items	Tax effect	Total
December 31, 2010	$(665)	$-	$(665)
Change in foreign currency items	43	-	43
Other comprehensive income / (loss), net	43	-	43
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(4)	-	(4)
December 31, 2011	(626)	-	(626)
Change in foreign currency items	154	-	154
Other comprehensive income / (loss), net	154	-	154
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(23)	-	(23)
December 31, 2012	(495)	-	(495)
Change in foreign currency items	(14)	-	(14)
Other comprehensive income / (loss), net	(14)	-	(14)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(127)	-	(127)
December 31, 2013	$(636)	$-	$(636)

23 . NET CAPITAL REQUIREMENTS

The U.S. broker-dealer subsidiaries of the Company are subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein. As of December 31, 2013, the Company had the following two U.S. broker-dealers: JVB and CCPR.

In January 2014, the Company merged CCPR into JVB, resulting in the Company having one broker-dealer subsidiary in the United States operating under the JVB brand.

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

The following table shows the actual net capital (in the case of the JVB and CCPR) and actual net liquid capital (in the case of CCFL) as compared to the required amounts for the periods indicated:

Statutory Net Capital Requirements
(Dollars in thousands)
	As of December 31, 2013
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$7,470	$188	$7,282
CCPR	18,566	250	18,316
CCFL	2,593	2,198	395
Total	$28,629	$2,636	$25,993

	As of December 31, 2012
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$10,833	$144	$10,689
CCPR	17,846	250	17,596
CCFL	5,864	2,887	2,977
Total	$34,543	$3,281	$31,262

24 . EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2013	2012	2011
Net income / (loss) attributable to IFMI	$(13,318)	$(968)	$(9,388)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(6,592)	(857)	(5,571)
Add / (deduct): Adjustment (2)	876	307	914
Net income / (loss) on a fully converted basis	$(19,034)	$(1,518)	$(14,045)

Weighted average common shares outstanding - Basic	12,340,468	10,732,723	10,631,935
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,252,198	5,269,323
Weighted average common shares outstanding - Diluted (3)	17,664,558	15,984,921	15,901,258

Net income / (loss) per common share - Basic	$(1.08)	$(0.09)	$(0.88)

Net income / (loss) per common share - Diluted	$(1.08)	$(0.09)	$(0.88)

(1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The 4,983,557 Operating LLC membership units held by Daniel G. Cohen are redeemable at Mr. Cohen’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. The Operating LLC membership units held by other members of the Operating LLC have the same redemption rights as described above.  These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share when the effect is dilutive using the if-converted method.

(2)An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the years ended December 31, 2013,  2012, and 2011, weighted average common shares outstanding excludes a total of 395,457,  144,401,   and 17,424 shares, respectively, representing restricted Operating LLC units, restricted IFMI Common Stock, and restricted units of IFMI Common Stock.  For the year ended December 31, 2013, weighted average common shares outstanding also excludes 732,115 shares, respectively, from the assumed conversion of the 8% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

25. RESERVE REQUIREMENTS

As of December 31, 2013 and 2012, JVB and CCPR were not subject to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 because JVB and CCPR do not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, they qualify for an exemption under Rule 15c3-3(k)(2)(ii).

26. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements that expire prior to 2018. Future minimum commitments under these operating leases are as follows:

FUTURE LEASE COMMITMENTS
(Dollars in thousands)

	Lease	Less: Sublease	Net Commitment
2014	$4,841	$(2,681)	$2,160
2015	3,856	(2,415)	1,441
2016	2,780	(2,053)	727
2017	357	-	357
2018	350	-	350
2019 and Thereafter	749	-	749
	$12,933	$(7,149)	$5,784

Rent expense for the years ended December 31, 2013,  2012, and 2011 was $2,619,  $2,537, and $3,163, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease income of $304,  $68, and $1,220, for the year ended December 31, 2013,  2012, and 2011, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3-N.

Legal and Regulatory Proceedings

The Company was named in litigation commenced in the United States District Court for the Southern District of New York on June 29, 2012, under the caption U.S. Bank National Association v. Institutional Financial Markets, Inc. The plaintiff, U.S. Bank, alleges breach of contract respecting certain fees allegedly owing to U.S. Bank, as Trustee, in connection with the issuance of trust preferred securities, seeking damages and a declaration that the Company must make certain future fee payments. The Company filed a motion to dismiss the complaint in lieu of an answer on October 26, 2012, and U.S. Bank filed its response to the motion on November 26, 2012. On July 19, 2013, the court entered a Memorandum and Order denying the Company’s motion to dismiss.  The Company filed its answer to the Complaint on August 19, 2013.  On January 30, 2014, the parties entered into an agreement to settle the matter.  On February 11, 2014, the parties filed a Joint Stipulation of Dismissal with Prejudice with the Court, ending the litigation.  As of December 31, 2013, the Company had accrued a loss sufficient to cover the confidential settlement.

The Company’s former U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), and one of its registered investment adviser subsidiaries, CIRA SCM, LLC (“CIRA”), are parties to litigation that commenced on June 7, 2013, in the Supreme Court of the State of New York under the caption Northern Rock (Asset Management) PLC v. Société Générale Corporate and Investment Banking, Cohen & Company Securities, et al.  Northern Rock (Asset Management) PLC (“Northern Rock”), the plaintiff ,served the Summons with Notice on Defendants on October 3, 2013, and, on November 12, 2013, Northern Rock filed its complaint alleging fraud, fraudulent inducement, fraudulent concealment, breach of contract, negligent misrepresentation, and unjust enrichment in connection with Northern Rock’s investment in Kleros Preferred Funding VIII, Ltd., a collateralized debt obligation.  The relief sought by Northern Rock under these various legal theories includes damages, rescission, and disgorgement, as well as costs and attorneys’ fees.  CCS and CIRA filed a motion to dismiss the complaint in lieu of an answer on January 27, 2014.  Northern Rock filed its opposition on March 4, 2014.  The Company intends to defend the action vigorously.

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

Alesco XIV Guarantee

AFN invested in a CDO (Alesco XIV) in which Assured Guaranty (“Assured”) was providing credit support to the senior interests in securitizations. Alesco XIV made a loan (the “Guaranteed Loan”) to a particular borrower and AFN entered into an arrangement with Assured whereby AFN agreed to make payments to Assured upon the occurrence of both (i) a loss on the Guaranteed Loan and (ii) a loss suffered by Assured on its overall credit support arrangement to Alesco XIV security holders. This arrangement was accounted for as a guarantee by the Company. As of December 31, 2012, the Company had a liability of $1,084 related to this arrangement that was included in accounts payable and other liabilities in the Company’s consolidated balance sheets. In May 2013, the underlying loan was paid off in full by the borrower. As a result, the Company’s guarantee with Assured was extinguished. For the year ended December 31, 2013, the Company recognized other income of $1,084, which was included as a component of principal transactions and other income in the Company’s consolidated statements of operations, and wrote off the liability.

Accumulated Dividends and Dividend Equivalents on Restricted Stock and Restricted Units

From time to time, the Company has granted restricted stock and restricted units that are entitled to receive dividends or dividend equivalents as and when such dividends or dividend equivalents are declared and paid by the Company; provided, however, that the cash dividends or dividend equivalents on such restricted stock or restricted units are held by the Company until the period of forfeiture lapses and forfeited if the underlying restricted shares or restricted units are forfeited. The Company’s potential liability, assuming the restricted stock or restricted units were to vest as of December 31, 2013 is approximately $68.

27. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$38,528	$-	$-	$38,528	$-	$38,528
Asset management	-	19,803	-	19,803	-	19,803
New issue and advisory	6,418	-	-	6,418	-	6,418
Principal transactions and other income	542	1,712	(9,486)	(7,232)	-	(7,232)
Total revenues	45,488	21,515	(9,486)	57,517	-	57,517
Total operating expenses	53,518	11,523	319	65,360	13,261	78,621
Operating income / (loss)	(8,030)	9,992	(9,805)	(7,843)	(13,261)	(21,104)
Income / (loss) from equity method affiliates	-	546	1,282	1,828	-	1,828
Other non-operating income / (expense)	(164)	(9)	-	(173)	(4,035)	(4,208)
Income / (loss) before income taxes	(8,194)	10,529	(8,523)	(6,188)	(17,296)	(23,484)
Income tax expense / (benefit)	14	-	-	14	(3,579)	(3,565)
Net income / (loss)	(8,208)	10,529	(8,523)	(6,202)	(13,717)	(19,919)
Less: Net income / (loss) attributable to the
non-controlling interest	(9)	-	-	(9)	(6,592)	(6,601)
Net income / (loss) attributable to IFMI	$(8,199)	$10,529	$(8,523)	$(6,193)	$(7,125)	$(13,318)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$795	$317	$-	$1,112	$293	$1,405

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2012

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$69,486	$-	$-	$69,486	$-	$69,486
Asset management	-	23,172	-	23,172	-	23,172
New issue and advisory	6,021	-	-	6,021	(1,000)	5,021
Principal transactions and other income	166	894	(3,499)	(2,439)	-	(2,439)
Total revenues	75,673	24,066	(3,499)	96,240	(1,000)	95,240
Total operating expenses	74,595	8,690	347	83,632	11,313	94,945
Operating income / (loss)	1,078	15,376	(3,846)	12,608	(12,313)	295
Income / (loss) from equity method affiliates	-	3,309	1,743	5,052	-	5,052
Other non-operating income / (expense)	(3,554)	-	-	(3,554)	(4,449)	(8,003)
Income / (loss) before income taxes	(2,476)	18,685	(2,103)	14,106	(16,762)	(2,656)
Income tax expense / (benefit)	49	-	-	49	(664)	(615)
Net income / (loss)	(2,525)	18,685	(2,103)	14,057	(16,098)	(2,041)
Less: Net income / (loss) attributable to the
non-controlling interest	(216)	-	-	(216)	(857)	(1,073)
Net income / (loss) attributable to IFMI	$(2,309)	$18,685	$(2,103)	$14,273	$(15,241)	$(968)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$859	$17	$-	$876	$429	$1,305

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2011

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$73,167	$-	$-	$73,167	$-	$73,167
Asset management	-	21,698	-	21,698	-	21,698
New issue and advisory	3,585	-	-	3,585	-	3,585
Principal transactions and other income	199	1,316	366	1,881	-	1,881
Total revenues	76,951	23,014	366	100,331	-	100,331
Total operating expenses	79,986	6,017	690	86,693	31,803	118,496
Operating income / (loss)	(3,035)	16,997	(324)	13,638	(31,803)	(18,165)
Income / (loss) from equity method affiliates	(204)	5,329	1,107	6,232	-	6,232
Other non-operating income / (expense)	386	-	-	386	(6,329)	(5,943)
Income / (loss) before income taxes	(2,853)	22,326	783	20,256	(38,132)	(17,876)
Income tax expense / (benefit)	-	-	-	-	(1,149)	(1,149)
Net income / (loss)	(2,853)	22,326	783	20,256	(36,983)	(16,727)
Less: Net income / (loss) attributable to the
non-controlling interest	(1,768)	-	-	(1,768)	(5,571)	(7,339)
Net income / (loss) attributable to IFMI	$(1,085)	$22,326	$783	$22,024	$(31,412)	$(9,388)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$596	$15	$-	$611	$1,627	$2,238

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

Balance Sheet Data
As of December 31, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$172,271	$9,938	$26,897	$209,106	$7,689	$216,795

Included within total assets:
Investment in equity method affiliates	$-	$(48)	$17	$(31)	$-	$(31)
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$332	$151	$-	$483	$-	$483

Balance Sheet Data
As of December 31, 2012

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$279,863	$7,257	$39,741	$326,861	$14,140	$341,001

Included within total assets:
Investment in equity method affiliates	$-	$493	$1,417	$1,910	$-	$1,910
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$332	$-	$-	$332	$-	$332

(1)Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.

(2)Goodwill and intangible assets are allocated to the Capital Markets and Asset Management business segments as indicated in the table from above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States; (2) United Kingdom and other; and (3) Asia. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC DATA
(Dollars in Thousands)

	For the year ended December 31,
	2013	2012	2011
Total Revenues:
United States	$44,043	$78,597	$90,475
United Kingdom & Other	11,178	16,643	9,856
Asia	2,296	-	-
Total	$57,517	$95,240	$100,331

Long-lived assets attributable to an individual country, other than the United States, are not material.  See note 31.

28. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $3,170, $4,698, and $5,690, for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company paid income taxes of $351, $158, and $66 for the years ended December 31, 2013, 2012, and 2011, respectively, and received income tax refunds of $96, $134, and $397 for the years ended December 31, 2013, 2012, and 2011, respectively.

In 2013, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

"

The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by IFMI and the issuance of shares from the private placement.  The Company recognized a net increase in additional paid-in capital of $2,764, a net decrease of $127 in accumulated other comprehensive income, and a decrease of $2,637 in non-controlling interest. See note 19.

"

In connection with the Star Asia Manager Repurchase Transaction, the Company reclassified $705 from investment in equity method affiliates and re-allocated it to certain balance sheet accounts to reflect Star Asia Manager becoming a consolidated subsidiary of the Company. See note 4.  On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interests in the Star Asia Group, including Star Asia Manager. See note 31.

In 2012, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. The Company recognized a net increase in additional paid-in capital of $928, a net increase of $23 in accumulated other comprehensive loss, and a decrease of $905 in non-controlling interest. See note 19.

•  The Company reclassified $6,446 from redeemable non-controlling interest to mandatorily redeemable equity interests in its consolidated balance sheets due to partnership withdrawals from PrinceRidge. See note 18.

•The Company retired 50,400 shares of Common Stock it held in treasury. The Company recognized an increase of $328 in accumulated deficit and a decrease of $328 in treasury stock. See note 19.

•The Company reclassified $4,824 from mandatorily redeemable equity interests (included as a component of accounts payable and other liabilities) to debt in its consolidated balance sheets related to the repurchase of certain mandatorily redeemable equity interests. The Company paid the debt of $4,824 in full in December 2012. See notes 17 and 18.

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

In 2011, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. In addition, the Company acquired additional units of the Operating LLC in connection with the JVB acquisition and surrendered units of the Operating LLC in connection with the retirement of the Company’s Common Stock. The Company recognized a net decrease in additional paid-in capital of $8, a net increase of $4 in accumulated other comprehensive loss, and an increase of $12 in non-controlling interest. See note 19.

•The Company transferred 54,452 shares of Star Asia in the amount of $476 to an employee for services rendered during 2010.

•The Company transferred 371,950 warrants of various entities and 3,750 shares of common stock of a certain entity in the amount of $146 to certain employees for services rendered during 2011.

•In connection with the consummation of the JVB acquisition (see note 4), the Company acquired the net assets of JVB for approximately $16,813, consisting of $14,956 in cash, 313,051 shares of the Company’s Common Stock for stock consideration of $1,531, and other liabilities of $326.

•In connection with the consummation of the PrinceRidge acquisition (see note 4), the Company made a contribution of $45,000, consisting of cash, amounts payable, and all of the equity ownership interests of CCCM in exchange for an approximate 70% interest (consisting of equity and profit interests) in PrinceRidge. The remaining 30% interest in PrinceRidge not owned by the Company at the acquisition date represented a redeemable non-controlling interest of $18,502.

•The Company exchanged $7,621 aggregate principal amount of the Old Notes for $7,621 aggregate principal amount of a new series of the New Notes. In addition, effective in October 2011, the Company completed a privately negotiated exchange of $500 in aggregate principal amount of 7.625% Contingent Convertible Senior Notes due 2027 for $500 aggregate principal amount of a new series of 10.50% Contingent Convertible Senior Noted due 2027. See note 17.

•The Company retired 667,601 shares of Common Stock it had acquired during this period through a private transaction and in the open market. The Company recognized a decrease of Common Stock at par value of $1, a decrease of additional paid in capital of $1,487, and a decrease in treasury stock of $1,488. See note 19.

29 . RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2013, 2012, and 2011. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Transactions between Star Asia Manager and the Company

Star Asia Manager serves as external manager of Star Asia and Star Asia SPV (see D-1 and D-6 listed below) and the Company owned 50% of Star Asia Manager prior to March 1, 2013. Following the Star Asia Manager Repurchase Transaction, the Company acquired 100% control of Star Asia Manager and included Star Asia Manager in its consolidated financial statements. See note 4 for a description of the Star Asia Manager Repurchase Transaction. Prior to March 1, 2013, Star Asia Manager had been identified as a related party because it was an equity method investee of the Company. The Company had recognized its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations during the pre-acquisition period. Income or loss recognized under the equity method is disclosed in the table at the end of this section.   On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interest in the Star Asia Group, including Star Asia Manager.  See note 31.

B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen, Vice Chairman of the Company’s Board of Directors and the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL (formerly the Chairman and Chief Executive Officer of the Company).

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

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Mr. Cohen is a trustee of EBC.   The Company issued $2,400 in principal amount of the 8.0% Convertible Notes to EBC. See note E listed below and notes 4 and 17. The Company incurred interest expense on this debt which is disclosed as part of interest expense incurred in the table at end of this section.

C. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because TBBK’s Chairman is the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL (formerly the Company’s Chairman and Chief Executive Officer).

TBBK maintained deposits for the Company in the amount of $52 and $36 as of December 31, 2013 and 2012, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of December 31, 2013, the Company had a repurchase agreement in the amount of $6,445 with TBBK as its counterparty. This is included as a component of securities sold under agreement to repurchase in the consolidated balance sheet.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amount of $396 for the year ended December 31, 2013, which was included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

During the year ended December 31, 2013, the Company’s broker-dealer operations received a new issue fee of $174 from the Bancorp Bank related to the placement of a CLO managed by a unrelated third party.

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

1. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate, and because the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL (formerly the Company’s Chairman and Chief Executive Officer) was a member of Star Asia’s board of directors until February 20, 2014. As of December 31, 2013, the Company had an investment in Star Asia. The Company, through Star Asia Manager, had an asset management contract with Star Asia.  Dividends received from the Company’s investment in Star Asia are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from the management contract are disclosed as part of management fee revenue in the tables at the end of this section.    On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interest in the Star Asia Group, including Star Asia.  See note 31.

2. EuroDekania has been identified as a related party because the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL (formerly the Chairman and Chief Executive Officer) was a member of EuroDekania’s board of directors from its inception through December 18, 2013. The Company has a management contract with and an investment in EuroDekania. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

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

3. Prior to MFCA’s merger with Tiptree in June 2011 (see note 3-F), MFCA had been identified as a related party because: (i) in the absence of the fair value option of FASB ASC 825, MFCA would be treated as an equity method affiliate of the Company; (ii) the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL (formerly the Company’s Chairman and Chief Executive Officer) was the former chairman of MFCA’s board and served as a member of the board until June 22, 2011; and (iii) the former president of the Company served as vice chairman of MFCA’s board until March 18, 2009. In March 2009, the board of directors of MFCA assigned the management contract to an unrelated third party. The Company had a management contract with MFCA. The Company had an investment in MFCA and had a shared services arrangement with MFCA. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section. In 2011, MFCA merged into Tiptree. No employees of the Company serve on the board of Tiptree and Tiptree is not an equity method investee of the Company. Therefore, Tiptree is not a related party.

For the year ended December 31, 2011, the Company received payments totaling $9 from MFCA pursuant to the shared services arrangement disclosed from above.

4. The Deep Value GP and the Deep Value GP II have been identified as related parties because the Deep Value GPs are equity method affiliates of the Company. During the third quarter of 2013, the Company received its final liquidating distribution from the

Deep Value GP.   During the fourth quarter of 2013, the Company received its final liquidating distribution from Deep Value GP II. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

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

6. Star Asia SPV has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

7. Duart Capital has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

8. The Duart Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the onshore feeder fund in which the Company had an investment was treated as an equity method affiliate of the Company. Gains or losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section. See note 3-F.

9. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

10. Star Asia Capital Management has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F. On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interest in the Star Asia Group including Star Asia Capital Management.  See note 31.

11. Star Asia Opportunity II has been identified as a related party because it was an equity method investee of the Company until its reorganization in December 2012. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

12. The Star Asia Special Situations Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the investment the Company has in the Star Asia Special Situations Fund would be treated as an equity method affiliate of the Company. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains and losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.  On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interest in the Star Asia Group including Star Asia Special Situations Fund.  See note 31.

13. SAA Manager serves as the external manager of the Star Asia Special Situations Fund. SAA Manager has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.  On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interest in the Star Asia Group including SAA Manager.  See note 31.

14. SAP GP has been identified as a related party because the SAP GP is an equity method affiliate of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F. During the years ended December 31, 2013 and 2012, the Company did not make an investment or recognize any income or loss under the equity method related to this entity.  On February 20, 2014, the Company announced the completion of the sale of the Company’s ownership interest in the Star Asia Group including SAP GP.  See note 31.

E. Investment in IFMI by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  The Company issued $5,848 in principal amount of the 8.0% Convertible Notes to Mead Park Capital.  Mead Park Capital is a vehicle advised by Mead Park and controlled by Jack J. DiMaio Jr., Chief Executive Officer and founder of Mead Park.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements, Messrs. DiMaio and Ricciardi were elected to the Company’s Board of Directors. Mr. DiMaio was also named the Chairman of the Company’s Board of Directors. See note B from above and notes 4 and 17.    The Company incurred interest expense on this debt which is disclosed as part of interest expense incurred in the table at the end of this section.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2013
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Dividend income and other	Gain / (loss)	Income / (loss) from equity method affiliates	Interest expense incurred
TBBK	$-	$483	$-	$-	$-	$-
Star Asia	2,329	-	-	(13,065)	-	-
Star Asia Manager (1)	-	-	-	-	158	-
Star Asia SPV	-	-	-	-	1,287	-
Star Asia Opportunity	-	-	-	-	(5)	-
Star Asia Capital Management	-	-	-	-	145	-
Star Asia Special Situations Fund	-	-	-	152	-	-
SAA Manager	-	-	-	-	255	-
EuroDekania	-	-	805	1,167	-	-
Deep Value	-	-	-	-	(13)	-
EBC	-	-	-	-	-	59
Mead Park Capital	-	-	-	-	-	144
Other	-	-	-	-	1	-
	$2,329	$483	$805	$(11,746)	$1,828	$203

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2012
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Dividend income and other	Gain / (loss)	Income / (loss) from equity method affiliates	Interest expense incurred
CBF	$64	$-	$-	$-	$-	$-
TBBK	-	156	-	-	-	-
Star Asia	-	-	-	(7,274)	-	-
Star Asia Manager (1)	-	-	-	-	1,101	-
Star Asia SPV	-	-	-	-	1,581	-
Star Asia Opportunity	-	-	-	-	544	-
Star Asia Opportunity II	-	-	-	-	(382)	-
Star Asia Capital Management	-	-	-	-	504	-
Star Asia Special Situations Fund	-	-	-	662	-	-
SAA Manager	-	-	-	-	(8)	-
EuroDekania	139	-	970	(331)	-	-
Deep Value	-	-	-	-	1,712	-
	$203	$156	$970	$(6,943)	$5,052	$-

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2011
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Dividend income and other	Gain / (loss)	Income / (loss) from equity method affiliates	Interest expense incurred
CBF	$273	$-	$-	$-	$-	$-
TBBK	-	658	-	-	-	-
Star Asia	-	-	38	(542)	-	-
Star Asia Manager (1)	-	-	-	-	1,694	-
Star Asia SPV	-	-	-	-	702	-
Star Asia Opportunity	-	-	-	-	405	-
Star Asia Capital Management	-	-	-	-	44	-
EuroDekania	667	(101)	298	579	-	-
MFCA	-	-	32	71	-	-
Deep Value	452	-	-	(9)	4,351	-
Duart Fund	-	-	-	(456)	-	-
Duart Capital and other	-	-	-	-	(964)	-
	$1,392	$557	$368	$(357)	$6,232	$-

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

The following related party transactions are non-routine and are not included in the tables above.

F. Additional Investment in the Star Asia Special Situations Fund

In December 2012, the Company made an initial investment of $1,841 in the Star Asia Special Situations Fund.  During 2013, the Company made an additional investment of $302 in the Star Asia Special Situations Fund. See notes 3-F, 8, 9, 15, and 31.

G.  Resource Securities, Inc. (formerly known as Chadwick Securities, Inc.), a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”)

REXI is a publicly traded specialized asset management company in the commercial finance, real estate and financial fund management sectors.  It has been identified as a related party because (i) the Chairman of the board of REXI is the father of the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL (formerly the Company’s Chairman and Chief Executive Officer). In September 2012, the Company paid a fee of $6 to REXI for its services as the introducing agent for a transaction in which the Company bought back $1,177 principal amount of subordinated notes payable from an unrelated third party.  The $6 fee was treated as a reduction to the gain recognized on the repurchase of debt, which was included as a component of non-operating income / (expense) in the Company’s consolidated statements of operations for the year ended December 31, 2012.

H.  Directors and Employees

In addition to the employment agreements the Company has entered into with Daniel G. Cohen, its Vice Chairman, Lester R. Brafman, its Chief Executive Officer and, Joseph W. Pooler, Jr., its Chief Financial Officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

30. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 29 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
EuroDekania	$18	$-
Star Asia Manager (1)	-	98
Star Asia and related entities (2)	450	-
CBF	4	90
Employees	411	264
Due from Related Parties	$883	$452

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.

(2)   Related entities include Star Asia Capital Management and SAA Manager.

31. subsequent events

Merger of JVB and PrinceRidge

Effective January 31, 2014, the Company merged CCPR and JVB. The merged broker-dealer subsidiary will operate going forward under the JVB name.

Sale of Star Asia and related entities

Effective February 20, 2014, the Company sold its interest in Star Asia, Star Asia Special Situations Fund, Star Asia Capital Management, Star Asia Manager, SAA Manager, and SAP GP to an unrelated third party.  The Company received an initial upfront payment of $20,043.   The Company will receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities for a period of at least four years.

SCHEDULE I

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Balance Sheet
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
Assets
Cash	$7	$140
Investment in IFMI, LLC	85,401	89,292
Other assets	666	28
Total assets	$86,074	$89,460

Liabilities
Accrued interest and other liabilities	375	301
Deferred income taxes	4,530	6,674
Debt	29,674	25,505
Total liabilities	$34,579	$32,480

Stockholders’ Equity
Preferred Stock:	5	5
Common Stock	14	11
Additional paid-in capital	73,866	64,829
Accumulated deficit	(21,754)	(7,370)
Accumulated other comprehensive loss	(636)	(495)
Total stockholders’ equity	$51,495	$56,980

Total liabilities and stockholders’ equity	$86,074	$89,460

See accompanying notes to condensed financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Statement of Operations
(Dollars in Thousands)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Revenues
Equity in undistributed earnings / (loss) from IFMI, LLC	$(11,502)	$2,666	$(5,480)
Total revenues	(11,502)	2,666	(5,480)
Operating income / (loss)	(11,502)	2,666	(5,480)
Non-operating expense
Interest expense	(4,001)	(4,397)	(5,617)
Income / (loss) before income taxes	(15,503)	(1,731)	(11,097)
Income tax (benefit) / expense	(2,185)	(763)	(1,709)
Net income / (loss)	$(13,318)	$(968)	$(9,388)

See accompanying notes to condensed financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Statement of cash flows
(Dollars in Thousands)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Operating activities
Net income / (loss)	$(13,318)	$(968)	$(9,388)
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from IFMI, LLC	11,502	(2,666)	5,480
Distributions from / (Contributions to) IFMI, LLC	(3,653)	15,943	8,346
Other (income) / expense	15	(3)	(33)
Amortization of discount of debt	906	189	429
(Increase) / decrease in other assets	32	246	12
Increase / (decrease) in accounts payable and other liabilities	74	(330)	9
Increase / (decrease) in deferred income taxes	(2,144)	(826)	(1,708)
Net cash provided by / (used in) operating activities	(6,586)	11,585	3,147
Financing activities
Repurchase of debt	(5,000)	(10,357)	(984)
Issuance of debt	8,248	-	-
Payments for deferred financing costs	(670)	-	-
Cash used to net share settle equity awards	(110)	(135)	(48)
Proceeds from issuance of stock, net	5,051	-	-
Dividends paid to stockholders	(1,066)	(953)	(2,115)
Net cash provided by / (used in) financing activities	6,453	(11,445)	(3,147)
Net increase (decrease) in cash and cash equivalents	(133)	140	-
Cash and cash equivalents, beginning of period	140	-	-
Cash and cash equivalents, end of period	$7	$140	$-

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

The Company paid or received cash distributions to / from IFMI, LLC as disclosed above in the statements of cash flow.

INSTITUTIONAL FINANCIAL MARKETS, INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in Thousands, except share and per share information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended December 31, 2013 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Total revenues	$11,671	$18,086	$13,734	$14,026	$23,377	$28,066	$25,037	$18,760
Operating expenses
Compensation and benefits	9,620	11,529	12,521	13,497	13,140	16,484	17,053	16,274
Business development, occupancy, equipment	1,546	1,429	1,387	1,455	1,825	1,520	1,276	1,174
Subscriptions, clearing, and execution	3,661	2,495	2,349	2,317	2,872	2,602	2,899	3,073
Professional fees and other operating	3,439	3,436	3,016	3,519	3,746	4,015	2,636	3,051
Depreciation and amortization	369	367	359	310	282	289	343	391
Total operating expenses	18,635	19,256	19,632	21,098	21,865	24,910	24,207	23,963
Operating income / (loss)	(6,964)	(1,170)	(5,898)	(7,072)	1,512	3,156	830	(5,203)
Non-operating income / (expense)
Interest expense, net	(1,082)	(1,047)	(1,035)	(1,029)	(545)	(868)	(1,104)	(1,215)
Other income / (expense)	(15)	-	-	-	-	83	(4,357)	3
Income / (loss) from equity method affiliates	113	101	95	1,519	2,363	647	1,526	516
Income/(loss) before income taxes	(7,948)	(2,116)	(6,838)	(6,582)	3,330	3,018	(3,105)	(5,899)
Income tax expense / (benefit)	(1,804)	(1,807)	34	12	(723)	54	63	(9)
Net income / (loss)	(6,144)	(309)	(6,872)	(6,594)	4,053	2,964	(3,168)	(5,890)
Less: Net income / (loss) attributable to the non-controlling interest	(2,132)	(205)	(2,170)	(2,094)	1,092	956	(1,090)	(2,031)
Net income / (loss) attributable to IFMI.	$(4,012)	$(104)	$(4,702)	$(4,500)	$2,961	$2,008	$(2,078)	$(3,859)

Earnings / (loss) per common share — basic	$(0.28)	$(0.01)	$(0.40)	$(0.40)	$0.27	$0.19	$(0.19)	$(0.37)
Weighted average common shares outstanding — basic	14,476,698	11,875,950	11,658,512	11,350,713	10,881,662	10,849,220	10,756,257	10,443,752
Earnings / (loss) per common share — diluted	$(0.28)	$(0.01)	$(0.40)	$(0.40)	$0.26	$0.18	$(0.19)	$(0.37)
Weighted average common shares outstanding — diluted	19,800,788	17,200,040	16,982,602	16,674,803	16,573,190	16,176,898	16,008,259	15,695,754

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