Form 10-Q
period 2014-03-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2014-05-02
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

xQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    x    Yes    ¨  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    x  Yes    ¨  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	¨

Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company	x

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ¨  Yes    x  No

As of April 30, 2014, there were 15,255,509 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

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

•returns on principal investments;

•fair value of assets; and

•any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•a decline in general economic conditions or the global financial markets;

•losses caused by financial or other problems experienced by third parties;

•losses due to unidentified or unanticipated risks;

•losses (whether realized or unrealized) on our principal investments, including on our collateralized loan obligation investments;

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

Certain Terms Used in this Quarterly Report on Form 10-Q

 In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc., a Maryland corporation. The “Company,” “we,” “us,” and “our” refer to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC) or the “Operating LLC” refer to IFMI, LLC, the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN, which we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009, and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term, “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC (formerly known as PrinceRidge Partners LLC); “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary.  “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands Exempted company that is externally managed by CCFL.

On January 31, 2014, JVB merged into CCPR.  In connection with this merger CCPRH changed its name from C&Co/PrinceRidge Holdings LP to J.V.B. Financial Group Holdings, LP and CCPR changed its name from C&Co/PrinceRidge LLC to J.V.B. Financial Group, LLC.  Further, on January 31, 2014, CCPR began to do business under the JVB brand.  Therefore, when discussing the operations of CCPR on or subsequent to January 31, 2014, we refer to it as JVB in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2014
	(unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$28,286	$13,161
Receivables from brokers, dealers and clearing agencies	2,370	1,846
Due from related parties	401	883
Other receivables	5,120	5,913
Investments-trading	152,507	117,618
Other investments, at fair value	13,783	26,877
Receivables under resale agreements	64,179	29,395
Goodwill	11,113	11,113
Other assets	9,427	10,244
Total assets	$287,186	$217,050

Liabilities

Payables to brokers, dealers and clearing agencies	$71,538	$30,711
Accounts payable and other liabilities	6,027	8,476
Accrued compensation	1,504	4,224
Trading securities sold, not yet purchased	50,121	49,504
Securities sold under agreement to repurchase	64,930	28,748
Deferred income taxes	4,530	4,530
Debt	30,008	29,674
Total liabilities	228,658	155,867

Commitments and contingencies (See Note 17)

Stockholders' Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized: Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 15,255,509 and 14,809,705 shares issued and outstanding, respectively, including 308,196 and 411,126 unvested restricted share awards, respectively	15	14
Additional paid-in capital	74,554	73,866
Accumulated other comprehensive loss	(638)	(636)
Accumulated deficit	(24,207)	(21,754)
Total stockholders' equity	49,729	51,495
Non-controlling interest	8,799	9,688

Total equity	58,528	61,183
Total liabilities and equity	$287,186	$217,050

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Net trading	$6,929	$13,059
Asset management	4,257	4,762
New issue and advisory	330	995
Principal transactions and other income	1,671	(4,790)
Total revenues	13,187	14,026

Operating expenses
Compensation and benefits	7,970	13,497
Business development, occupancy, equipment	1,058	1,455
Subscriptions, clearing, and execution	2,199	2,317
Professional fee and other operating	3,321	3,519
Depreciation and amortization	331	310
Total operating expenses	14,879	21,098

Operating income / (loss)	(1,692)	(7,072)

Non-operating income / (expense)

Interest expense	(1,129)	(1,029)
Income / (loss) from equity method affiliates	26	1,519
Income / (loss) before income tax expense / (benefit)	(2,795)	(6,582)
Income tax expense / (benefit)	10	12
Net income / (loss)	(2,805)	(6,594)
Less: Net income / (loss) attributable to the non-controlling interest	(707)	(2,094)
Net income / (loss) attributable to IFMI	$(2,098)	$(4,500)

Income / (loss) per share data (see Note 16):
Basic income / (loss) per common share	$(0.14)	$(0.40)
Weighted average shares outstanding-basic	14,868,407	11,350,713
Diluted income / (loss) per common share	$(0.14)	$(0.40)
Weighted average shares outstanding-diluted	20,192,540	16,674,803

Dividends declared per common share	$0.02	$0.02

Comprehensive income / (loss):
Net income / (loss) (from above)	$(2,805)	$(6,594)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	16	(366)
Other comprehensive income / (loss), net of tax of $0	16	(366)
Comprehensive income / (loss)	(2,789)	(6,960)
Less: comprehensive income / (loss) attributable to the non-controlling interest	(703)	(2,211)
Comprehensive income / (loss) attributable to IFMI	$(2,086)	$(4,749)

                                          See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2013	$5	$14	$73,866	$(21,754)	$(636)	$51,495	$9,688	$61,183
Net loss	-	-	-	(2,098)	-	(2,098)	(707)	(2,805)
Other comprehensive income/ (loss) (1)	-	-	-	-	12	12	4	16
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	250	-	(14)	236	(236)	-
Equity-based compensation and vesting of shares	-	1	495	-	-	496	178	674
Shares withheld for employee taxes	-	-	(57)	-	-	(57)	(22)	(79)
Dividends/Distributions	-	-	-	(355)	-	(355)	(106)	(461)
March 31, 2014	$5	$15	$74,554	$(24,207)	$(638)	$49,729	$8,799	$58,528

(1)	Represents foreign currency translation adjustment. There were no amounts reclassified from accumulated other comprehensive income / (loss).

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income (loss)	$(2,805)	$(6,594)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	673	1,129
Realized loss / (gain) on other investments	79	(579)
Change in unrealized (gain) loss on other investments, at fair value	(985)	5,977
Accretion of income on other investments, at fair value	(44)	-
Depreciation and amortization	331	310
Amortization of discount on debt	334	216
(Income) / loss from equity method affiliates	(26)	(1,519)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	815	831
(Increase) decrease in investments-trading	(34,889)	17,225
(Increase) decrease in other assets	302	(809)
(Increase) decrease in receivables under resale agreement	(34,784)	(31,306)
Change in receivables from / payables to related parties, net	83	(364)
Increase (decrease) in accrued compensation	(2,724)	(4,711)
Increase (decrease) in accounts payable and other liabilities	(2,024)	(1,987)
Increase (decrease) in trading securities sold, not yet purchased, net	617	15,611
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	40,309	(29,082)
Increase (decrease) in securities sold under agreement to repurchase	36,182	31,307
Increase (decrease) in deferred income taxes	-	(8)
Net cash provided by (used in) operating activities	1,444	(4,353)
Investing activities
Cash acquired from acquisition of Star Asia Manager, net	-	679
Purchase of other investments, at fair value	(7,222)	(302)
Sales and returns of other investments, at fair value	1,336	589
Proceeds from sale of Star Asia and related entities, net	19,924	-
Investment in equity method affiliates	-	(10)
Return from equity method affiliates	50	-
Purchase of furniture, equipment, and leasehold improvements	-	(376)
Net cash provided by (used in) investing activities	14,088	580
Financing activities
Cash used to net share settle equity awards	(79)	-
PrinceRidge non-controlling interest redemptions, net	-	(317)
PrinceRidge mandatorily redeemable equity interest repayments	-	(86)
IFMI non-controlling interest distributions	-	(106)
IFMI dividends	(331)	(230)
Net cash provided by (used in) financing activities	(410)	(739)
Effect of exchange rate on cash	3	(213)
Net increase (decrease) in cash and cash equivalents	15,125	(4,725)

Cash and cash equivalents, beginning of period	13,161	14,500
Cash and cash equivalents, end of period	$28,286	$9,775

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

As a result of the Merger, AFN contributed substantially all of its assets into Cohen Brothers in exchange for newly issued Cohen Brothers membership units. In addition, AFN received additional Cohen Brothers membership interests directly from its members in exchange for AFN common stock. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer. As a result, all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. The remaining membership interests of Cohen Brothers that are not held by AFN are included as a component of non-controlling interest in the consolidated balance sheet.

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in credit related fixed income investments. As of March 31, 2014, the Company had $5.3 billion in assets under management (“AUM”) of which 99% or $5.3 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC) or the “Operating LLC” refers to the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC, (formerly known as PrinceRidge Partners LLC). “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary. “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

On January 31, 2014, JVB merged into CCPR. In connection with this merger CCPRH changed its name from C&Co/PrinceRidge Holdings LP to J.V.B. Financial Group Holdings, LP and CCPR changed its name from C&Co/PrinceRidge LLC to J.V.B. Financial Group, LLC.  Further, on January 31, 2014, CCPR began to do business under the JVB brand.  Therefore, when discussing the operations of CCPR on or subsequent to January 31, 2014, CCPR is referred to it as JVB in this Quarterly Report on Form 10-Q

The Company’s business is organized into the following three business segments:

Capital Markets: The Company’s Capital Markets business segment consists primarily of credit-related fixed income securities sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products.  As of March 31, 2014, the Company carries out its capital market activities primarily through its subsidiaries: JVB in the United States, and CCFL in Europe.

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

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that it has made using its own capital, excluding investments that the Company makes to support its Capital Market business segment.  Historically, the Company generally made principal investments in the entities which it managed.  Beginning in the first quarter of 2014, the Company began investing its “excess capital” in investments (primarily equity tranches of CLOs) which it does not manage.  See note 15.

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

Principal Investing:

•gains and losses (unrealized and realized) and income and expense earned investments classified as other investments, at fair value; and

•  income or loss from equity method affiliates.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim months periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2013.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of the entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods presented in the initial year of adoption (if it changed its accounting as a result of adopting the guidance) and shall disclose that fact. The use of hindsight would allow an entity to recognize, measure, and disclose obligations resulting from joint and several liability arrangements within the scope of this ASU in comparative periods using information available at adoption rather than requiring an entity to make judgments about what information it had in each of the prior periods to measure the obligation. Early adoption is permitted. The Company adopted the provisions of ASU 2013-04 effective January 1, 2014 and the adoption of the provisions did not have an effect on the Company’s consolidated financial position and results of operations.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits.  This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  The Company adopted the provisions of this ASU effective January 1, 2014, and the adoption of the provisions did not have an effect on the Company’s consolidated statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of March 31, 2014 and December 31, 2013, the fair value of the Company’s debt was estimated to be $42.7 million and $40.2 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; and other investments, at fair value. See notes 7 and 8. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts.

For derivative instruments, such as TBAs, the fair value is generally based on market price quotations from third party pricing services. See note 7 for disclosures concerning the categorization of the fair value measurements within the three level fair value hierarchy.

C. Recent Accounting Developments

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations.  The guidance in this ASU raises the threshold for a disposal to qualify as a discontinued operation and certain other disposals that do not meet the definition of a discontinued operation. Under the new provisions, only disposals representing a strategic shift in operations - that is or will have a major effect on an entity’s operations and financial results should be presented as a discontinued operation. Examples include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity.  The new provisions also require new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. The provisions of this ASU are effective for annual periods beginning on or after December 15, 2014 and interim periods within that year.   The ASU is applied prospectively.  Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company will adopt the provisions of this ASU effective January 1, 2015 and is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

4. SALE OF STAR ASIA AND RELATED ENTITIES

On February 20, 2014, the Company completed the sale of all of its ownership interests in Star Asia, Star Asia Special Situations Fund, Star Asia Manager, Star Asia Capital Management, SAA Manager, and SAP GP (the “Star Asia Group”).  The Company received an initial upfront payment of $20,043.   The Company will receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities for a period of at least four years.

As a result of the sale of the Star Asia Group, the Company recorded a gain of $78 in the first quarter of 2014 which is included as a component of principal transactions and other income in the consolidated income statement.  The Company’s accounting policy is to record contingent payments receivable as income as they are earned.  In the future, the Company will record any contingent income as a component of principal transactions and other income.

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at March 31, 2014 and December 31, 2013, respectively.

RECEIVABLES FROM BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2014	December 31, 2013
Deposits with clearing organizations	$1,434	$1,428
Receivable from clearing organizations	936	418
Receivables from brokers, dealers, and clearing agencies	$2,370	$1,846

Receivable from clearing organizations represents un-invested cash held by the clearing organization, which includes cash proceeds from short sales.

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at March 31, 2014 and December 31, 2013, respectively.

PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2014	December 31, 2013
Unsettled regular way trades, net	$50,266	$5,600
Margin payable	21,272	25,111
Payables to brokers, dealers, and clearing agencies	$71,538	$30,711

Securities transactions are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. Effectively, all of the Company’s trading assets and deposits with clearing organizations serve as collateral for the margin payable.  These assets are held by the Company’s clearing broker.  The Company incurred interest on margin payable of $66 and $297 for the three months ended March 31, 2014 and 2013, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS - TRADING
(Dollars in Thousands)

	March 31, 2014	December 31, 2013
U.S. government agency MBS and CMOs (1)	$46,954	$13,520
U.S. government agency debt securities	38,981	32,213
RMBS	950	1,584
U.S. Treasury securities	-	764
CLOs	3,974	186
Other ABS	85	268
SBA loans	9,096	27,719
Corporate bonds and redeemable preferred stock	32,110	23,562
Foreign government bonds	29	88
Municipal bonds	17,333	16,024
Exchange traded funds	-	6
Certificates of deposit	2,953	1,648
Equity securities	42	36
Investments-trading	$152,507	$117,618

(1)Includes TBAs. See note 8.

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2014	December 31, 2013
U.S. government agency MBS (1)	$76	$121
U.S. Treasury securities	37,574	38,066
Corporate bonds and redeemable preferred stock	12,445	10,679
Foreign government bonds	1	26
Municipal bonds	25	88
Certificates of deposit	-	524
Trading securities sold, not yet purchased	$50,121	$49,504

 (1)Represents TBAs. See note 8.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) in the amount of $(1,154) and $1,710 for the three months ended March 31, 2014 and 2013, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	March 31, 2014
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$7,109	$7,109	$-
CDOs	217	25	(192)
Equity Securities:
EuroDekania	7,452	3,997	(3,455)
Tiptree Financial Partners, L.P. ("Tiptree")	5,561	2,332	(3,229)
Other securities	176	29	(147)
Total equity securities	13,189	6,358	(6,831)
Residential loans	144	291	147
Other investments, at fair value	$20,659	$13,783	$(6,876)

	December 31, 2013
	Cost	Carrying Value	Unrealized Gain(Loss)
CDOs	$217	$35	$(182)
Equity Securities:
EuroDekania	8,778	4,192	(4,586)
Star Asia (1)	23,304	17,104	(6,200)
Star Asia Special Situations Fund (1)	1,933	2,747	814
Tiptree	5,561	2,282	(3,279)
Other securities	176	33	(143)
Total equity securities	39,752	26,358	(13,394)
Residential loans	154	294	140
Foreign currency forward contracts	-	190	190
Other investments, at fair value	$40,123	$26,877	$(13,246)

(1)  On February 20, 2014, the Company completed the sale of the Company's ownership interests in the Star Asia Group. See note 4.

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $906 and $(5,398) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2014 and 2013, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2014 and 2013. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2014
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$46,954	$-	$46,954	$-
U.S. government agency debt securities	38,981	-	38,981	-
RMBS	950	-	950	-
CLOs	3,974	-	3,840	134
Other ABS	85	-	85	-
SBA loans	9,096	-	9,096	-
Corporate bonds and redeemable preferred stock	32,110	-	32,110	-
Foreign government bonds	29	-	29	-
Municipal bonds	17,333	-	17,333	-
Certificates of deposit	2,953	-	2,953	-
Equity securities	42	16	26	-
Total investments - trading	$152,507	$16	$152,357	$134

Other investments, at fair value
EuroDekania (1)	$3,997	$-	$-	$3,997
Tiptree (2)	2,332	-	2,332	-
Other equity securities	29	21	8	-
CLOs	7,109	-	-	7,109
CDOs	25	-	-	25
Residential loans	291	-	291	-
Total other investments, at fair value	$13,783	$21	$2,631	$11,131

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$76	$-	$76	$-
U.S. Treasury securities	37,574	37,574	-	-
Corporate bonds and redeemable preferred stock	12,445	-	12,445	-
Foreign government bonds	1	-	1	-
Municipal bonds	25	-	25	-
Total trading securities sold, not yet purchased	$50,121	$37,574	$12,547	$-

(1)Hybrid Securities Fund—European.

(2)Diversified Holding Company.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2013
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$13,520	$-	$13,520	$-
U.S. government agency debt securities	32,213	45	32,168	-
RMBS	1,584	-	1,584	-
U.S. Treasury securities	764	764	-	-
CLOs	186	-	-	186
Other ABS	268	-	268	-
SBA loans	27,719	-	27,719	-
Corporate bonds and redeemable preferred stock	23,562	2,973	20,589	-
Foreign government bonds	88	-	88	-
Municipal bonds	16,024	-	16,024	-
Exchange traded funds	6	6	-	-
Certificates of deposit	1,648	-	1,648	-
Equity securities	36	16	20	-
Total investments - trading	$117,618	$3,804	$113,628	$186

Other investments, at fair value
EuroDekania (1)	$4,192	$-	$-	$4,192
Star Asia (2)	17,104	-	-	17,104
Tiptree (3)	2,282	-	2,282	-
Star Asia Special Situations Fund (2)	2,747	-	-	2,747
Other equity securities	33	23	10	-
CDOs	35	-	-	35
Residential loans	294	-	294	-
Foreign currency forward contracts	190	190	-	-
Total other investments, at fair value	$26,877	$213	$2,586	$24,078

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$121	$-	$121	$-
U.S. Treasury securities	38,066	38,066	-	-
Corporate bonds and redeemable preferred stock	10,679	-	10,679	-
Foreign government bonds	26	-	26	-
Municipal bonds	88	-	88	-
Certificates of deposit	524	-	524	-
Total trading securities sold, not yet purchased	$49,504	$38,066	$11,438	$-

(1)Hybrid Securities Fund—European.

(2)Real Estate Fund—Asian.

(3)Diversified Holding Company.

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

CLOs, CDOs and ABS:  CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified as level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes that to the extent that (1) it receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations, and (2) the Company believes the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

If quotations are unavailable, prices observed by the Company for recently executed market transactions may be used or valuation models prepared by the Company’s management may be used, which are based on an income approach. These models prepared by the Company’s management include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Each CLO and CDO position is evaluated independently taking into consideration available comparable market levels, underlying collateral performance and pricing, deal structures, and liquidity.  Fair values based on internal valuation models prepared by the Company’s management are generally classified within level 3 of the valuation hierarchy.

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

As described in more detail in note 4, the Company sold its investment in Star Asia Special Situations Fund on February 20, 2014 along with its investment in Star Asia and certain other related entities. According to ASC 820, when a sale is considered probable as of the measurement date at an amount other than the underlying net asset value (“NAV”) per share, the reporting entity should not use the practical expedient in determining fair value.  Therefore, the Company determined the fair value of its investment in Star Asia Special Situations Fund as of December 31, 2013 by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

Prior to the second quarter of 2013, the Company carried its investment in Tiptree based on the underlying net asset value per share of the fund in accordance with the “practical expedient” provisions discussed above and the Company classified the fair value estimate within level 3 of the valuation hierarchy.  Beginning with the second quarter of 2013, the Company changed the way it calculates the fair value of its investment in Tiptree.  During the second quarter of 2013, Tiptree completed a reorganization. As a result of that reorganization, the Company’s investment in Tiptree can be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events, such as stock dividends or stock splits).  Tiptree Financial, Inc. is publicly traded over the counter.  Therefore, beginning with the second quarter of 2013, the Company calculated the fair value of its investment in Tiptree by using the closing over the counter price for Tiptree Financial, Inc. and adjusting for the exchange ratio.  Based on this pricing methodology, the Company began classifying the fair value of its investment in Tiptree as level 2 within the valuation hierarchy during the second quarter of 2013.

In the case of Star Asia, prior to December 31, 2013, the Company utilized a valuation model to determine fair value, which used a market approach and generally classified its investment within level 3 of the valuation hierarchy. Star Asia accounted for itself as an investment company as described in ASC 946, Financial Services—Investment Companies. As an investment company, Star

Asia carried its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it was the Company’s assessment that the fair value of the subordinated debt securities had diverged from its carrying value. Because Star Asia’s published NAV was calculated using the amortized cost of these subordinated debt securities, the Company has concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. The Company estimated the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, which was derived from similar non-investment grade long term subordinated debt issuances.

As described in more detail in note 4, the Company sold its investment in Star Asia on February 20, 2014 along with its investment in Star Asia Special Situations Fund and certain other related entities.  Therefore, the Company determined the fair value of its investment in Star Asia as of December 31, 2013 by utilizing a valuation model that took into account the terms and conditions of the sale on February 20, 2014, as opposed to the valuation model described in the immediately preceding paragraph (which was used historically by the Company).

Residential Loans: Management utilizes home price indices to value the residential loans. Adjustments to the index imply a level 3 valuation. The methodology using an unadjusted index, which is considered an observable input, implies a level 2 valuation.

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

LEVEL 3 INPUTS
Three Months Ended March 31, 2014
(Dollars in Thousands)

	December 31, 2013	Net trading	Principal transactions and other income	Transfers out of Level 3	Accretion of income	Purchases	Sales	March 31, 2014	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
CLOs	$186	$(22)	$-	$-	$-	$-	$(30)	$134	$(52)
Total investments-trading	$186	$(22)	$-	$-	$-	$-	$(30)	$134	$(52)

Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$4,192	$-	$1,131	$-	$-	$-	$(1,326)	$3,997	$1,131
Star Asia (3)	17,104	-	78	-	-	-	(17,182)	-	-
Star Asia Japan Special Situations Fund (3)	2,747	-	-	-	-	-	(2,747)	-	-
Total equity securities	24,043	-	1,209	-	-	-	(21,255)	3,997	1,131
CLOs	-	-	-	-	44	7,065	-	7,109	-
CDOs	35	-	(10)	-	-	-	-	25	(10)
Total other investments, fair value	$24,078	$-	$1,199	$-	$44	$7,065	$(21,255)	$11,131	$1,121

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)Real Estate Funds—Asian.

LEVEL 3 INPUTS
Three Months Ended March 31, 2013
(Dollars in Thousands)

	December 31, 2012	Net trading	Principal transactions and other income	Transfers out of Level 3	Accretion of income	Purchases	Sales	March 31, 2013	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
CLOs	$295	$(36)	$-	$-	$-	$-	$-	$259	$(36)
Total investments-trading	$295	$(36)	$-	$-	$-	$-	$-	$259	$(36)

Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$2,054	$-	$340	$-	$-	$-	$-	$2,394	$340
Star Asia (3)	30,169	-	(6,033)	-	-	-	-	24,136	(6,033)
Tiptree (4)	2,834	-	-	-	-	-	-	2,834	-
Star Asia Special Situations Fund (3)	2,503	-	43	-	-	302	-	2,848	43
Total equity securities	37,560	-	(5,650)	-	-	302	-	32,212	(5,650)
CDOs	77	-	5	-	-	-	-	82	5
Total other investments, fair value	$37,637	$-	$(5,645)	$-	$-	$302	$-	$32,294	$(5,645)

 (1)   Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)Real Estate Funds—Asian.

(4)Diversified Holding Company.  Reclassified out of level 3 subsequent to March 31, 2013

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

Investments-trading: During the three months ended March 31, 2014 and 2013, there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value: During the three months ended March 31, 2014 and 2013, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following table provides the quantitative information about level 3 fair value measurements as of March 31, 2014 and December 31, 2013, respectively.  The table is not all-inclusive, but provides information on the significant level 3 inputs that are pertinent to the Company’s fair value measurements:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	March 31, 2014	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$7,109	Discounted Cash Flow Model	Yield	9.8%	9.1% - 10.8%
			Duration (years)	4.0	3.3 - 4.8
			Default rate	1.0%	0.5% - 1.5%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2013	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
Star Asia	$17,104	Allocated sale price	Relative fair value of assets sold	77.3%	74.9% - 79.1%
Star Asia Special Situations Fund	$2,747	Allocated sale price	Relative fair value of assets sold	12.4%	12.0% - 12.7%

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

"	CLOs

With respect to the fair value measurement of CLOs for which the Company uses a discounted cash flow model, changes in yield, duration, and default rate would impact the fair value measurement.

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

•  Equity investment in Star Asia and Star Asia Special Situations Fund

With respect to the Company’s investment in Star Asia and Star Asia Special Situations Fund as of December 31, 2013, the Company concluded it would be appropriate to base its fair value estimate on the terms and conditions of the sale of these assets which was completed in February 2014 (see note 4).  As the sale involved multiple investments, the key assumption in the valuation is the relative fair value of Star Asia Special Situations Fund and Star Asia as compared to the total fair value of all the entities sold.

Investments in Certain Entities That Calculate Net Asset Value Per Share (Or Its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(dollars in thousands)

	Fair Value March 31, 2013	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$3,997	N/A	N/A	N/A
	$3,997

	Fair Value December 31, 2013	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$4,192	N/A	N/A	N/A
Star Asia (b)	17,104	N/A	N/A	N/A
Star Asia Special Situations Fund (c)	2,747	N/A	N/A	N/A
	$24,043

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

(b)Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. On February 20, 2014, the Company completed the sale of the Company’s ownership interests in the Star Asia Group. See note 4.  The Company determined the fair value of its investment in Star Asia as of December 31, 2013, by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.  If the Company had used Star Asia’s unadjusted reported net asset value to determine its fair value, the carrying value of its investment in Star Asia would have been $30,261 as of December 31, 2013.

(c)    The Star Asia Special Situations Fund’s investment strategy is to make investments in real estate and securities backed by real estate in Japan. The Star Asia Special Situations Fund is a closed end fund that does not allow investor redemptions. It has an initial life of three years which can be extended under certain circumstances for up to two years. As described in more detail in note 4, the Company sold its investment in Star Asia Special Situations Fund in February 2014 along with its investment in Star Asia and certain other related entities. According to ASC 820, when a sale is considered probable as of the measurement date at an amount other than the underlying NAV per share, the reporting entity should not use the practical expedient in determining fair value.  Therefore, the Company determined the fair value of its investment in Star Asia Special Situations Fund as of December 31, 2013, by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

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

Derivative financial instruments are recorded at fair value. If the derivative was entered into as part of the Company’s broker-dealer operations, it will be included as a component of investments-trading or trading securities sold, not yet purchased. If it is entered into to hedge for another financial instrument included in other investments, at fair value then the derivative will be included as a component of other investments, at fair value.

The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) arising from the Company’s investments in interest rate sensitive investments; and (iii) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts and (ii) purchase and sale agreements of TBAs. TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as a standard security trade. The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2014, the Company had no outstanding foreign currency forward contracts.  As of December 31, 2013, the Company had outstanding foreign currency forward contracts with a notional amount of 1.25 billion Japanese Yen.

TBAs

The Company trades U.S. government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2014, the Company had open TBA sale agreements in the notional amount of $76,500 and open TBA purchase agreements in the notional amount of $62,957. At December 31, 2013, the Company had open TBA sale agreements in the notional amount of $66,300 and open TBA purchase agreements in the notional amount of $57,108.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2014	December 31, 2013

TBAs	Investments-trading	$141	$188
Foreign currency forward contracts	Other investments, at fair value	-	190
TBAs	Trading securities sold, not yet purchased	(76)	(66)
		$65	$312

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Foreign currency forward contracts	Revenues-principal transactions and other income	$(347)	$-
TBAs	Revenues-net trading	474	(190)
		$127	$(190)

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients. In general, the Company will enter into a TBA purchase agreement with the client. Then, the Company will immediately enter into a TBA sale agreement with identical terms and settlement date with a separate counterparty. The Company seeks to profit through a small mark-up in the price of the transaction. The TBAs will match underlying terms and settlement dates. Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA. The gain or loss on the transaction is recorded as a component of net trading in the consolidated statement of operations and is included in due to or due from broker in the consolidated balance sheet until it settles. As of March 31, 2014, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements with a market value of $494,745. The net profit on these transactions is recorded as a component of net trading revenue and is included as a component of TBA revenue in the table above. Any revenue on trades that have not yet settled is included as a component of due to or due from brokers, dealers, and clearing agencies.

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

At March 31, 2014 and December 31, 2013, the Company held reverse repurchase agreements of $64,179 and $29,395, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $64,397 and $29,575, respectively.

At March 31, 2014 and December 31, 2013, the Company had repurchase agreements of $64,930 and $28,748, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $65,484 and $28,591, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

As of March 31, 2014 and December 31, 2013, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, and Fixed Rate Agency CMOs.

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets included:

OTHER ASSETS
(Dollars in Thousands)

	March 31, 2014	December 31, 2013
Deferred costs	$617	$644
Note receivable	2,152	1,849
Prepaid expenses	1,852	2,226
Prepaid income taxes	163	146
Security deposits	2,485	2,492
Miscellaneous other assets	-	146
Cost method investment	235	235
Furniture, equipment, and leasehold improvements, net	1,741	2,054
Intangible assets	166	483
Equity method affiliates	16	(31)
Other assets	$9,427	$10,244

Accounts payable and other liabilities included:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	March 31, 2014	December 31, 2013
Accounts payable	$546	$738
Rent payable	939	1,058
Accrued interest payable	448	376
Accrued interest on securities sold, not yet purchased	353	255
Payroll taxes payable	813	1,055
Other general accrued expenses	2,928	4,994
Accounts payable and other liabilities	$6,027	$8,476

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

In December, 2013, the Company acquired additional shares of EuroDekania bringing its ownership to 17% of EuroDekania’s outstanding shares and share equivalents.  However, when the ownership interests of related parties are considered, the combined ownership percentage exceeds 20%.  Accordingly, the Company concluded that with the recent purchase, its investment in EuroDekania should be considered an investment in an equity method affiliate.  However, the Company continued its fair value election regarding EuroDekania. See notes 6 and 7.

As of March 31, 2014, the Star Asia Opportunity, LLC (“Star Asia Opportunity”) was the Company’s sole equity method investee (excluding equity method affiliates for which it had adopted the fair value option): Star Asia Opportunity is in liquidation and a small additional distribution to the Company is expected in 2014.

On February 20, 2014, the Company completed the sale of the Company’s ownership interests in the Star Asia Group which includes Star Asia Capital Management, SAA Manager and affiliates from the table below.

The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Star	Star Asia
	Asia	Capital	SAA
	Opportunity	Management	Manager	Other	Total
January 1, 2014	$17	$(81)	$12	$21	$(31)
Distributions / repayments	-	(15)	(25)	(10)	(50)
Sale (1)	-	83	(1)	(11)	71
Earnings / (loss) realized	(1)	13	14	-	26
March 31, 2014	$16	$-	$-	$-	$16

 (1)See note 4.

The following table summarizes the combined financial information for all equity method investees held as of the indicated periods, including equity method investees for which the fair value option was elected. This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES
(Dollars in Thousands)

	March 31, 2014	December 31, 2013
Total Assets	$24,457	$370,388

Liabilities	$35	$144,578
Equity attributable to the investees	24,338	225,810
Non-controlling interest	84	-
Total Liabilities & Equity	$24,457	$370,388

	Three Months Ended March 31,
	2014	2013

Net income / (loss)	$7,137	$(12,615)

Net income / (loss) attributable to the investees	$7,114	$(12,257)

See note 20 for information regarding transactions with the Company’s equity method investees.

12.  VARIABLE INTEREST ENTITIES

FASB ASC 810, Consolidation (“FASB ASC 810”) contains the guidance surrounding the definition of variable interest entities (“VIEs”), the definition of VIEs, and the consolidation rules surrounding VIEs.  In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  The Company has variable interests in VIEs through its management contracts and investments in various securitization entities including CLOs and CDOs.

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties.  In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance.  This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters.  However, for all the VIEs the Company is involved with as of March 31, 2014, the Company has drawn this conclusion.

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

As of March 31, 2014, the Company had variable interests in various securitizations but determined that it is not the primary beneficiary and, therefore, is not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company could incur if the securitization vehicles were to default on all of their obligations is (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs.  The Company has not provided financial support to these VIEs during the three months ended March 31, 2014 and 2013 and had no liabilities, contingent liabilities, guarantees (implicit or explicit) related to these VIEs at March 31, 2014 and December 31, 2013.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of (i) the two trusts VIEs that hold the Company’s junior subordinated notes (see note 13), and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2014 and December 31, 2013.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	March 31, 2014

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$1,775	$-	$1,775
Third party managed VIEs	174	7,134	7,308
Total	$1,949	$7,134	$9,083

	December 31, 2013

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$2,239	$-	$2,239
Third party managed VIEs	84	35	119
Total	$2,323	$35	$2,358

13. DEBT

The Company had the following debt outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		March 31, 2014	December 31, 2013	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$3,121		$3,119	$3,115	10.50%	10.50%	May 2014 (1)
8.00% convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	8,248	8.00%	8.00%	September 2018 (2)
	$11,369		11,367	11,363
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	10,889	10,697	4.23%	4.23%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	7,752	7,614	4.38%	4.38%	March 2035
	$48,125		18,641	18,311
Total			$30,008	$29,674

(1)In March 2014, the Company gave notice that it intends to redeem the entire principal amount of the New Notes for cash on May 20, 2014.

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

(4)Represents the interest rate as of the last day of the reporting period.

Refer to note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013,  for a discussion of the Company’s debt.

14. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2014 related to the number of shares of unrestricted common stock that the Company had issued as of March 31, 2014:

Common Stock
Shares
December 31, 2013	14,398,579
Shares issued in connection with the redemption of Operating LLC units	186,342
Vesting of shares	393,818
Shares withheld for employee taxes	(31,426)
March 31, 2014	14,947,313

In connection with the acquisition of JVB Holdings in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain of the former owners of JVB Holdings who remained employees of JVB Holdings. As of December 31,

2013, there were 186,342 restricted units outstanding. These units vested over a three year period (of which all three years have elapsed) and were treated as compensation for future service. In January 2014,  the remaining 186,342 restricted units of the Operating LLC vested, and the holders of these vested Operating LLC membership units elected to redeem these units. The Company, at its discretion, issued 186,342 shares of IFMI common stock to the JVB Holdings sellers in exchange for these vested membership units. As of March 31, 2014, there were no restricted units of the Operating LLC that were outstanding.

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

During the three months ended March 31, 2014, IFMI received units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI pursuant to the UIS Agreement and as a result of the vesting and redemption of membership units of the Operating LLC by certain former owners of JVB Holdings for IFMI common stock.

Operating LLC
Membership Units
Units related to UIS Agreement	347,751
Units received from certain former owners of JVB Holdings	186,342
Total	534,093

The Company recognized a net increase in additional paid in capital of $250 and a net decrease in accumulated other comprehensive income of $14 with an offsetting decrease in non-controlling interest of $236 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the three months ended:

	March 31, 2014	March 31, 2013
Net income / (loss) attributable to IFMI	$(2,098)	$(4,500)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	250	598
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest:	$(1,848)	$(3,902)

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

As of March 31, 2014, JVB’s adjusted net capital was $17,541, which exceeded the minimum requirements by $17,291.

CCFL, a subsidiary of the Company regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of March 31, 2014, the total minimum required net liquid capital was $1,991, and net liquid capital in CCFL was $2,612, which exceeded the minimum requirements by $621 and was in compliance with the net liquid capital provisions.

16.  EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2014	2013
Net income / (loss) attributable to IFMI	$(2,098)	$(4,500)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(707)	(2,091)
Add / (deduct): Adjustment (2)	(32)	(14)
Net income / (loss) on a fully converted basis	$(2,837)	$(6,605)

Weighted average common shares outstanding - Basic	14,868,407	11,350,713
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,133	5,324,090
Weighted average common shares outstanding - Diluted (3)	20,192,540	16,674,803

Net income / (loss) per common share - Basic	$(0.14)	$(0.40)

Net income / (loss) per common share - Diluted	$(0.14)	$(0.40)

 (1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the three  months ended March 31, 2014 and 2013) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The 4,983,557 Operating LLC membership units held by Daniel G. Cohen are redeemable at Mr. Cohen’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s common stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s common stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’ Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s common stock. The Operating LLC membership units held by other members of the Operating LLC have the same redemption rights as described above.  These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share when the effect is dilutive using the if-converted method.

(2)An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the three months ended March 31, 2014 and 2013, weighted average common shares outstanding excludes a total of 220,514 and 317,890 shares, respectively, representing restricted Operating LLC units, restricted IFMI common stock, and restricted units of IFMI common stock which would be anti-dilutive because of the Company’s net loss.  For the three months ended March 31, 2014, weighted average common shares outstanding also excludes 2,749,167 shares, respectively, from the assumed conversion of the 8% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

17. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company’s former U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), and one of its registered investment adviser subsidiaries, CIRA SCM, LLC (“CIRA”), are parties to litigation that was commenced on June 7, 2013 in the Supreme Court of the State of New York under the caption Northern Rock (Asset Management) PLC v. Societe Generale Corporate and Investment Banking, Cohen & Company Securities, et al.  Northern Rock (Asset Management) PLC (“Northern Rock”), the plaintiff, served the Summons with Notice on Defendants on October 3, 2013, and, on November 12, 2013, Northern Rock filed its complaint alleging fraud, fraudulent inducement, fraudulent concealment, breach of contract, negligent misrepresentation, and unjust enrichment in connection with Northern Rock’s investment in Kleros Preferred Funding VIII, Ltd., a CDO.  The relief sought by Northern Rock under these various legal theories includes damages, rescission, and disgorgement, as well as costs and attorneys’ fees.  CCS and CIRA filed a motion to dismiss the complaint in lieu of an answer on January 27, 2014.  Northern Rock filed its opposition on March 4, 2014.  The Company intends to defend the action vigorously.

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

18. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the three months ended March 31, 2014 and 2013 was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,929	$-	$-	$6,929	$-	$6,929
Asset management	-	4,257	-	4,257	-	4,257
New issue and advisory	330	-	-	330	-	330
Principal transactions and other income	364	383	924	1,671	-	1,671
Total revenues	7,623	4,640	924	13,187	-	13,187
Total operating expenses	8,953	2,118	47	11,118	3,761	14,879
Operating income / (loss)	(1,330)	2,522	877	2,069	(3,761)	(1,692)
Interest expense	-	-	-	-	(1,129)	(1,129)
Income / (loss) from equity method affiliates	-	27	(1)	26	-	26
Income / (loss) before income taxes	(1,330)	2,549	876	2,095	(4,890)	(2,795)
Income tax expense / (benefit)	-	-	-	-	10	10
Net income / (loss)	(1,330)	2,549	876	2,095	(4,900)	(2,805)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(707)	(707)
Net income / (loss) attributable to IFMI	$(1,330)	$2,549	$876	$2,095	$(4,193)	$(2,098)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$226	$38	$-	$264	$67	$331

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$13,059	$-	$-	$13,059	$-	$13,059
Asset management	-	4,762	-	4,762	-	4,762
New issue and advisory	995	-	-	995	-	995
Principal transactions and other income	55	510	(5,355)	(4,790)	-	(4,790)
Total revenues	14,109	5,272	(5,355)	14,026	-	14,026
Total operating expenses	14,513	2,933	79	17,525	3,573	21,098
Operating income / (loss)	(404)	2,339	(5,434)	(3,499)	(3,573)	(7,072)
Interest expense	(55)	(3)	-	(58)	(971)	(1,029)
Income / (loss) from equity method affiliates	-	211	1,308	1,519	-	1,519
Income / (loss) before income taxes	(459)	2,547	(4,126)	(2,038)	(4,544)	(6,582)
Income tax expense / (benefit)	(24)	-	-	(24)	36	12
Net income / (loss)	(435)	2,547	(4,126)	(2,014)	(4,580)	(6,594)
Less: Net income / (loss) attributable to the
non-controlling interest	(3)	-	-	(3)	(2,091)	(2,094)
Net income / (loss) attributable to IFMI	$(432)	$2,547	$(4,126)	$(2,011)	$(2,489)	$(4,500)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$197	$38	$-	$235	$75	$310

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

Balance Sheet Data
As of March 31, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$257,833	$7,603	$13,802	$279,238	$7,948	$287,186

Included within total assets:
Investment in equity method affiliates	$-	$-	$16	$16	$-	$16
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of March 31, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$283,889	$7,726	$35,367	$326,982	$9,666	$336,648

Included within total assets:
Investment in equity method affiliates	$-	$9	$2,726	$2,735	$-	$2,735
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$332	$378	$-	$710	$-	$710

 (1)Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.

(2)Goodwill and intangible assets as of March 31, 2014 and 2013 are allocated to the Capital Markets and Asset Management business segments as indicated in the table from above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States; (2) United Kingdom and other; and (3) Asia. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
Total Revenues:
United States	$10,689	$11,397
United Kingdom & Other	2,374	2,356
Asia	124	273
Total	$13,187	$14,026

Long-lived assets attributable to an individual country, other than the United States, are not material.

19. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $700 and $543 for the three months ended March 31, 2014 and 2013, respectively.

The Company paid income taxes of $20 and $94 for the three months ended March 31, 2014 and 2013, respectively. The Company received no income tax refunds for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by IFMI and the issuance of shares from the investment in the Company by Mead Capital Partners LLC and EBC 2013 Family Trust (which is described in more detail in note 20). The Company recognized a net increase in additional paid-in capital of $250, a net decrease of $14 in accumulated other comprehensive income, and a decrease of $236 in non-controlling interest. See note 14.

For the three months ended March 31, 2013, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company recognized a net increase in additional paid-in capital of $598, a net decrease of $23 in accumulated other comprehensive income, and a decrease of $575 in non-controlling interest as a result of additional units of the Operating LLC issued to IFMI as a result of the UIS Agreement and redemption of vested Operating LLC units by IFMI.

•  In connection with Star Asia Manager repurchasing its outstanding equity units held by Star Asia Mercury LLC (formerly Mercury Partners, LLC) and, as a result, the Company obtaining 100% voting control of Star Asia Manager on March 1, 2013 (the “Star Asia Manager Repurchase Transaction”), the Company reclassified $705 from investment in equity method affiliates and re-allocated it to certain balance sheet accounts to reflect Star Asia Manager becoming a consolidated subsidiary of the Company.  See note 4 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  On February 20, 2014, the Company completed the sale of the Company’s ownership interests in the Star Asia Group, including Star Asia Manager.  See note 4.

20.  RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2014 and 2013. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Transactions between the Star Asia Group and the Company

Star Asia Manager serves as external manager of Star Asia and Star Asia Special Purpose Vehicle (“Star Asia SPV”) (see A-1 and E-3 listed below).  The Company owned 50% of Star Asia Manager prior to the Star Asia Manager Repurchase Transaction. Following the Star Asia Manager Repurchase Transaction, the Company owned 100% of Star Asia Manager and included Star Asia Manager in its consolidated financial statements (see note 4).  Prior to March 1, 2013, Star Asia Manager had been identified as a related party because it was an equity method investee of the Company. The Company had recognized its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations during the pre-acquisition period. Income or loss recognized under the equity method is disclosed in the tables at the end of this section.

Effective February 20, 2014, the Company sold its interest in Star Asia, Star Asia Special Situations Fund, Star Asia Capital Management, Star Asia Manager, SAA Manager, and SAP GP. The Company recognized a gain on the sale in amount of $78, which is included as a component of principal transactions and other income in the Company’s consolidated statements of operations.

Prior to February 20, 2014, the Star Asia Group entities were identified as related parties.  The amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, other commercial real estate fixed income investments, and in real property in Japan. As December 31, 2013, the Company directly owned approximately 28% of Star Asia’s outstanding shares. Star Asia had been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would have been treated as an equity method affiliate, and because Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive Officer of the Company’s European Business, and President of CCFL (formerly the Company’s Chairman and Chief Executive Officer) was a member of Star Asia’s board of directors until the sale of the entity on February 20, 2014. The Company, through Star Asia Manager, had an asset management contract with Star Asia. Gains or losses recognized from its investment for the three months ended March 31, 2013 are disclosed as part of gain / (loss) in the tables at the end of this section. Amounts earned from the management contract are disclosed as part of management fee revenue in the tables at the end of this section.

2. Star Asia Capital Management serves as the external manager of Star Asia Opportunity (see E-4 listed below) and the Company owned 33% of Star Asia Capital Management as of December 31, 2013. Star Asia Capital Management had been identified as a related party because it was an equity method investee of the Company. The Company recognized its share of the income or loss of Star Asia Capital Management as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section. On February 20, 2014, the Company completed the sale of its interests in the Star Asia Group, including Star Asia Capital Management.

3.  In December 2012, the Company, along with two other parties, sponsored the creation of a new investment fund.  The Star Asia Special Situations Fund is an investment fund that primarily invests in real estate and securities backed by real estate in Japan.   The Star Asia Special Situations Fund is a closed-end fund that does not offer investor redemptions. It has an initial life of three years, which can be extended under certain circumstances for a total of two years. The Star Asia Special Situations Fund consummated its closing on December 20, 2012.  As of December 31, 2013, the Company owned approximately 2% of the Star Asia Special Situations Fund. The Star Asia Special Situations Fund had been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Company’s investment in the Star Asia Special Situations Fund would be treated as an equity method affiliate of the Company. Gains and losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.

During the three months ended March 31,  2013, the Company made an additional investment of $302 in the Star Asia Special Situations Fund. See notes 6 and 7.

4. SAA Manager serves as the external manager of the Star Asia Special Situations Fund. The Company owned 33% of SAA Manager as of December 31, 2013. SAA Manager had been identified as a related party because it was an equity method investee of the Company. The Company did not elect the fair value option for its investment in SAA Manager. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

5. SAP GP serves as the general partner for the Star Asia Special Situations Fund. As of December 31, 2013,  the Company owned 33% of SAP GP.  SAP GP had been identified as a related party because the SAP GP was an equity method affiliate of the Company. The Company did not elect the fair value option for its investment in SAP GP. Income or loss recognized under the equity method is disclosed in the table at the end of this section. Since its inception during the fourth quarter of 2012 and through its sale on February 20, 2014, the Company had not made an investment or recognized any income or loss under the equity method.

B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Daniel G. Cohen is a trustee of the EBC. The Company issued $2,400 in principal amount of the 8.0% Convertible Notes to EBC. See note D listed below and notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company incurred interest expense on this debt which is disclosed as part of interest expense incurred in the tables at the end of this section.

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Mr. Cohen.

C. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because Mr. Cohen is TBBK’s Chairman.

TBBK maintained deposits for the Company in the amount of $63 and $52 as of March 31, 2014 and December 31, 2013, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of March 31, 2014, and December 31, 2013, the Company had repurchase agreements in the amount of $24,927 and $6,445, respectively, with TBBK as its counterparty. This is included as a component of securities sold under agreement to repurchase in the consolidated balance sheet.

The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amount of $106 for the three months ended March 31, 2014, which was included as a component of net trading revenue in the Company’s consolidated statements of operations.  This amount is not disclosed in the tables at the end this section.

D. Investment in IFMI by Mead Park Capital Partners LLC (“Mead Park Capital”)

In September 2013, Mead Park Capital made a $9,746 investment in the Company. The Company issued $5,848 in principal amount of the 8.0% Convertible Notes to Mead Park Capital.  Mead Park Capital is a vehicle advised by Mead Park Advisors LLC (“Mead Park”) (a registered investment advisor) and controlled by Jack J. DiMaio Jr., Chief Executive Officer and founder of Mead Park.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements relating to Mead Park Capital’s investment in the Company, Messrs. DiMaio and Ricciardi were elected to the Company’s Board of Directors. Mr. DiMaio was also named the Chairman of the Company’s Board of Directors. See notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company incurred interest expense on this debt which is disclosed as part of interest expense incurred in the table at the end of this section.

E. Investment Vehicles and Other

The following are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds Sterling. As of March 31, 2014 and December 31, 2013, the Company directly owned approximately 17% of EuroDekania’s outstanding shares and share equivalents.  On December 18, 2013, as a cost savings measure, EuroDekania was restructured from a Guernsey closed end fund to a Cayman Islands exempted Company.  The Company has determined EuroDekania has been identified as a related party because (i) Daniel G. Cohen was a member of EuroDekania’s board of directors from its inception through December 18, 2013, and (ii) in the absence of the fair value option of FASB ASC 825, EuroDekania would be treated as an equity method affiliate. The Company has a management contract with and an investment in EuroDekania. Gains or losses recognized from its investment are disclosed as part of the gain / (loss) in the tables at the end of this section.

2. The Deep Value GP and Deep Value GP II served as the general partners for the Deep Value funds. The Deep Value GP and the Deep Value GP II are collectively referred to as the “Deep Value GPs.” Prior to their liquidation in 2013, the Company owned 50% of the Deep Value GP and 40% of the Deep Value GP II. The Deep Value GP and the Deep Value GP II have been identified as related parties because the Deep Value GPs are equity method affiliates of the Company. During the third quarter of 2013, the Company received its final liquidating distribution from the Deep Value GP.  During the fourth quarter of 2013, the Company received its final liquidating distribution from Deep Value GP II.  Income or loss recognized under the equity method is disclosed in the table at the end of this section.

3. Star Asia SPV is a Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV receive investment returns on the assets held in the Star Asia SPV up to an agreed upon maximum. Returns above that agreed upon maximum are remitted back to Star Asia. During the second quarter of 2013, the Company received its investment return up to an agreed upon maximum from Star Asia SPV and the Company no longer had an ownership interest in the entity. Star Asia SPV has been identified as a related party because it was an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

4. Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Japan. As of March 31, 2014 and December 31, 2013, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. Star Asia Opportunity has been identified as a related party because it is an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

  The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2014
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Gain / (loss)	Income / (loss) from equity method affiliates	Interest expense incurred
TBBK	$-	$22	$-	$-	$-
Star Asia (1)	125	-	-	-	-
Star Asia Opportunity	-	-	-	(1)	-
Star Asia Capital Management (1)	-	-	-	13	-
SAA Manager (1)	-	-	-	14	-
EuroDekania	-	-	1,131	-	-
EBC	-	-	-	-	55
Mead Park Capital	-	-	-	-	134
	$125	$22	$1,131	$26	$189

(1)	Effective February 20, 2014, the Company sold its interest in these entities. See note A from above and note 4.

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2013
(Dollars in Thousands)

			Principal transaction and other income
	Management fee revenue	Net trading	Gain / (Loss)	Income / (loss) from equity method affiliates	Interest expense incurred
TBBK	-	26	-	-	-
Star Asia (1)	277	-	(6,033)	-	-
Star Asia Manager (1) (2)	-	-	-	158	-
Star Asia SPV	-	-	-	1,314	-
Star Asia Opportunity	-	-	-	(6)	-
Star Asia Capital Management (1)	-	-	-	34	-
Star Asia Special Situations Fund (1)	-	-	43	-	-
SAA Manager (1)	-	-	-	23	-
EuroDekania	-	-	340	-	-
Deep Value GPs	-	-	-	(4)	-
	$277	$26	$(5,650)	$1,519	$-

(1)  Effective February 20, 2014, the Company sold its interest in these entities. See note A from above and note 4.

(2)

Beginning March 1, 2013, Star Asia Manager was consolidated by the Company as the result of the Star Asia Manager Repurchase Transaction.  Prior to that, it was treated as an equity method investment.  See note A above.

The following related party transactions are non-routine and are not included in the tables above.

F.  Directors and Employees

In addition to the employment agreements that the Company has entered into with Daniel G. Cohen, its Vice Chairman, Lester R. Brafman, its Chief Executive Officer, and Joseph W. Pooler, Jr. its Chief Financial Officer, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

21. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 20 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	March 31, 2014	December 31, 2013
EuroDekania	$-	$18
Star Asia and related entities (1)	-	450
CBF	-	4
Employees	401	411
Due from Related Parties	$401	$883

 (1) Related entities include Star Asia Capital Management and SAA Manager.

 ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Institutional Financial Markets, Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

•  Capital Markets: Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital market activities primarily through our subsidiaries: JVB in the United States and CCFL in Europe.

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include ongoing base and incentive management fees. As of March 31, 2014, we had approximately $5.3 billion in assets under management (“AUM”) of which 99%, or $5.3 billion, was in CDOs.

•  Principal Investing: Our Principal Investing business segment is comprised of investments that we have made using our own capital excluding investments we make to support our Capital Markets business segment.  Historically, we generally made principal investments in the entities we managed.  Beginning in the first quarter of 2014, we began investing our capital in investments (primarily equity tranches of CLOs) which we do not manage.  Such investments will become an increasingly important part of our business going forward.  Our focus on CLO equity leverages our strengths in structured credit and leveraged finance.  During the three months ended March 31, 2014, we invested $7,109 in the equity tranches of three separate CLOs.  These investments are a component of our other investments, at fair value in our consolidated balance sheet.

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

Asset Management:

•  asset management fees for our ongoing asset manager services provided to various Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicle;

•incentive management fees earned based on the performance of the various Investment Vehicles; and

•  income or loss from equity method affiliates

Principal Investing:

•gains and losses (unrealized and realized) and income and expense earned on investments classified as other investments, at fair value; and

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

The markets remain uneven and vulnerable to changes in investor sentiment. We believe the general business environment will continue to be challenging for the remainder of 2014.

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

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2014,  99% of our existing AUM are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of March 31, 2014, we had $13,783 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

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

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) expanding our European capital markets business; (iii) acquiring new product lines; and (iv) monitoring our fixed costs. Our cost-cutting initiatives are ongoing.  However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability. In furtherance of our cost cutting objectives, we completed the combination of our two U.S. broker-dealers (see Consolidation of CCPR and JVB below) in January 2014.

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

Recent Events

Consolidation of CCPR and JVB

Effective January 31, 2014, we merged CCPR and JVB. The merged broker-dealer subsidiary will operate going forward under the JVB brand.   In connection with this merger, we reduced our workforce by approximately 20% by eliminating certain redundant and non-core business lines.

Sale of Star Asia and Other Related Entities

On February 20, 2014, we completed the sale of all of our ownership interests in Star Asia, Star Asia Special Situations Fund, Star Asia Manager, Star Asia Capital Management, SAA Manager, and SAP GP (collectively, the “Star Asia Group”).  In consideration of the sale of the Star Asia Group, we received an initial upfront payment of $20,043 and we will receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities  for a period of at least four years.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2014 and 2013.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2014	2013	$ Change	% Change
Revenues
Net trading	$6,929	$13,059	$(6,130)	(47)%
Asset management	4,257	4,762	(505)	(11)%
New issue and advisory	330	995	(665)	(67)%
Principal transactions and other income	1,671	(4,790)	6,461	135%
Total revenues	13,187	14,026	(839)	(6)%

Operating expenses
Compensation and benefits	7,970	13,497	5,527	41%
Business development, occupancy, equipment	1,058	1,455	397	27%
Subscriptions, clearing, and execution	2,199	2,317	118	5%
Professional fee and other operating	3,321	3,519	198	6%
Depreciation and amortization	331	310	(21)	(7)%
Total operating expenses	14,879	21,098	6,219	29%

Operating income / (loss)	(1,692)	(7,072)	5,380	76%

Non-operating income / (expense)

Interest expense	(1,129)	(1,029)	(100)	(10)%
Income / (loss) from equity method affiliates	26	1,519	(1,493)	(98)%
Income / (loss) before income tax expense / (benefit)	(2,795)	(6,582)	3,787	58%
Income tax expense / (benefit)	10	12	2	17%
Net income / (loss)	(2,805)	(6,594)	3,789	57%
Less: Net (loss) income attributable to the non-controlling interest	(707)	(2,094)	(1,387)	(66)%
Net income / (loss) attributable to IFMI	$(2,098)	$(4,500)	$2,402	53%

Revenues

Revenues decreased by $839, or 6%, to $13,187 for the three months ended March 31, 2014 from $14,026 for the three months ended March 31, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $6,130 in net trading revenue; (ii) a decrease of $505 in asset management revenue; (iii) a decrease of $665 in new issue and advisory revenue; and (iv) an increase of $6,461 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $6,130, or 47%, to $6,929 for the three months ended March 31, 2014 from $13,059 for the three months ended March 31, 2013.     The following table provides detail on net trading revenue by operation.

NET TRADING
(dollars in thousands)

	March 31, 2014	March 31, 2013	Change
US Capital Markets (JVB and PrinceRidge)	$6,899	$12,269	$(5,370)
European Capital Markets (CCFL)	30	790	(760)
Total	$6,929	$13,059	$(6,130)

  The decline in revenue in US Capital Markets was primarily due to the elimination of overlapping product groups and revenue-generating personnel in connection with the merger of JVB and PrinceRidge and general weakness in the fixed income trading markets in the first quarter of 2014, especially for smaller broker dealers.  The decrease in revenue in European Capital Markets was primarily due to a decrease in overall volumes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended March 31, 2014, may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Assets Under Management

Our assets AUM equals the sum of: (1) the gross assets included in CDOs that we have sponsored and manage; plus (2) the NAV of the permanent capital vehicles and investment funds we manage; plus (3) the NAV of other accounts we manage.

Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT
(dollars in thousands)

	March 31,		December 31,
	2014	2013	2013	2012
Company sponsored CDOs (1)	$5,295,645	$5,981,035	$5,377,187	$6,051,678
Permanent capital vehicles (2)	-	124,921	109,977	145,326
Investment funds (3)	-	85,342	172,052	84,659
Managed accounts (4)	32,733	46,024	35,752	43,924
Assets under management (5)	$5,328,378	$6,237,322	$5,694,968	$6,325,587

(1)	Management fee income earned from Company Sponsored CDOs is recorded as a component of asset management revenue.
(2)

Management fee income earned from funds managed in permanent capital vehicles is recorded as a component of asset management revenue.  The reduction during the first quarter of 2014 was the result of the sale of the Star Asia Group.  See note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

(3)

Management fee income earned from investment funds is, in part, comprised of fees earned by entities in which the Company had an equity method investment.  Accordingly, the resulting revenue is accounted for within income from equity method affiliates.  The reduction during the first quarter of 2014 was the result of the sale of the Star Asia Group.  See note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

(4)	Management fee income earned on managed accounts is recorded as a component of asset management revenue.

(5)	AUM for company sponsored CDOs, permanent capital vehicles, investment funds, and other managed accounts represents total AUM at the end of the period indicated.

Asset management fees decreased by $505, or 11%, to $4,257 for the three months ended March 31, 2014 from $4,762 for the three months ended March 31, 2013, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT
(dollars in thousands)

	March 31, 2014	March 31, 2013	Change
CDO and related service agreements	$3,442	$4,101	$(659)
Other	815	661	154
Total	$4,257	$4,762	$(505)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $659 to $3,442 for the three months ended March 31, 2014 from $4,101 for the three months ended March 31, 2013. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS
(dollars in thousands)

	March 31, 2014	March 31, 2013	Change
TruPS and insurance company debt - U.S.	$1,798	$2,409	$(611)
High grade and mezzanine ABS	148	247	(99)
TruPS and insurance company debt - Europe	649	655	(6)
Broadly syndicated loans - Europe	847	790	57
Total	$3,442	$4,101	$(659)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because effective as of February 23, 2013, we no longer provide any services related to the Alesco X through XVII securitizations.  On July 29, 2010, we entered into an agreement with a third party pursuant to which we sold the management rights and responsibilities related to the Alesco X through XVII securitizations.  In connection with this agreement, we entered into a services agreement under which we provided certain services to the third party purchaser.  This services agreement expired on February 23, 2013.  We will continue to receive certain incentive payments through February 23, 2017 if the management fees earned by the third party exceed certain thresholds.  We will continue to recognize these incentive payments, if any, as earned.   During the three months ended March 31, 2014, we recognized $350 of subordinated asset management fees related to one securitization.  This included deferred subordinated fees that were previously not being paid because of certain cash flow triggers within the securitization.  See note 3-L to our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of our revenue recognition policy related to subordinated asset management fees.

Asset management fees for high grade and mezzanine ABS decreased by $99 because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, transfer of one management contract, and liquidations of certain CDOs.

Asset management fees for TruPS and insurance company debt – Europe remained relatively unchanged.  Asset management fees for broadly syndicated loans –Europe represent revenue from a single CLO.  Fees increased because of an increase in underlying AUM due to defaulting collateral being reclassified to performing.

Other

Other asset management revenue increased by $154 to $815 for the three months ended March 31, 2014 from $661 for the three months ended March 31, 2013.  The increase was comprised of an increase in separate account revenue of $306 partially offset by a decrease in revenue related to Star Asia management of $152.  Star Asia Manager was sold in February 2014.  See note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $665, or 67%, to  $330 for the three months ended March 31, 2014 from $995 for the three months ended March 31, 2013.  During the three months ended March 31, 2014, we stopped providing investment banking and advisory services to special purpose acquisition companies (“SPACs”) in our U.S. broker-dealer, JVB.    We will continue to earn new issue and advisory revenue in JVB primarily related to new issues of structured products and as part of our European operations conducted by CCFL.

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

Principal Transactions and other income

Principal transactions and other income increased by $6,461, or 135%, to  $1,671 for the three months ended March 31, 2014, as compared to ($4,790) for the three months ended March 31, 2013.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(dollars in thousands)

	March 31, 2014	March 31, 2013	Change
EuroDekania	$1,131	$340	$791
Star Asia	-	(6,033)	6,033
Tiptree	50	-	50
Star Asia Special Situations Fund	-	43	(43)
Yen hedge	(347)	-	(347)
Other principal investments	40	252	(212)
Gain on sale of Star Asia Group	78	-	78
Total principal transactions	952	(5,398)	6,350
Other income	719	608	111
Total principal transactions and other income	$1,671	$(4,790)	$6,461

Principal transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  For the three months ended March 31, 2014, the income recognized consisted of distributions received of $1,326 partially offset by a decline in the NAV of the fund of $195.  For the three months ended March 31, 2013, the income recognized was a result of an increase in the NAV of the fund.

Star Asia is an investment fund that is exposed to changes in its value due to the performance of its underlying investments. The value of our investment in Star Asia has also been impacted by the fact that Star Asia’s investments are primarily denominated in Japanese Yen and the fact that Star Asia itself does not hedge against currency fluctuations.  For the three months ended March 31, 2013, the net reduction in fair value of $6,033 was comprised of a reduction of $3,697 due to foreign exchange losses and $2,336 due to a net reduction in the fair value of the underlying investments of Star Asia.  Because of the sale of the Star Asia Group on February 20, 2014, we did not record a change in fair value on Star Asia during the period it was owned in the first quarter of 2014.

Effective June 30, 2013, we changed the way we calculate the fair value of our investment in Tiptree.  Previously, we carried our investment at the underlying NAV of the fund.  However, Tiptree completed a reorganization in the second half of 2013.  As a result of the reorganization, our investment in Tiptree can be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events like stock dividends or stock splits).  Tiptree Financial Inc. is publicly traded over the counter.  Therefore, beginning June 30, 2013, we calculate the fair value of our investment in Tiptree by using the closing over the counter price for Tiptree Financial Inc. and adjusting for the exchange ratio.  The decline in the fair value of our investment was primarily due to this change in method of calculating the fair value of our investment as well as the change in Tiptree’s stock price during the three months ended March 31, 2014.

Star Asia Special Situations Fund is an investment company and we carried our investment in it at the NAV of the fund.  The change in fair value during 2013 was based on a change in value of the underlying NAV of the fund.   Because of the sale of the Star Asia Group on February 20, 2014, we did not record a change in fair value on Star Asia Special Situations Fund during the period it was owned in the first quarter of 2014.

From January 1, 2014 until the sale of the Star Asia Group on February 20, 2014, we had in place a Japanese Yen currency hedge which was terminated in conjunction with the sale of the Star Asia Group.  We did not have a Japanese Yen currency hedge in place for the three months ended March 31, 2013.

On February 20, 2014, we completed the sale of all of our ownership interests in the Star Asia Group.  In consideration for the sale of the Star Asia Group, we received an initial upfront payment of $20,043 and will receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities  for a period of at least four years.  As a result of the sale of the Star Asia Group, we recorded a gain of $78 in the first quarter of 2014 which is included in the table above.  The gain is attributable to the Star Asia Group as a whole.  It is calculated as the cash received of $20,043 less the combined carrying value of all the entities in the Star Asia Group of $19,965 at the time of the sale.  The Company’s accounting policy is to record contingent payments receivable as income as they are earned.  In the future, the Company will record any contingent income as a component of principal transactions and other income.

Other Income / (loss)

Other income increased by $111 to $719 for the three months ended March 31, 2014, as compared to $608 for the three months ended March 31, 2013.  The increase resulted from $285 of income recognized on a note receivable partially offset by declines of $174 in revenue share items and other income.

Operating Expenses

Operating expenses decreased by $6,219, or 29%, to $14,879 for the three months ended March 31, 2014 from $21,098 for the three months ended March 31, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $5,527 in compensation and benefits; (ii) a decrease of $397 in business development, occupancy, and equipment; (iii) a decrease of $118 in subscriptions, clearing, and execution; (iv) a decrease of $198 of professional fee and other operating; and (v) an increase of $21 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $5,527, or 41%, to $7,970 for the three months ended March 31, 2014 from $13,497 for the three months ended March 31, 2013.

COMPENSATION AND BENEFITS
(dollars in thousands)

	March 31, 2014	March 31, 2013	Change
Cash compensation and benefits	$7,297	$12,368	$(5,071)
Equity-based compensation	673	1,129	(456)
Total	$7,970	$13,497	$(5,527)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. Cash compensation and benefits decreased by $5,071 to $7,297 for the three months ended March 31, 2014, from $12,368 for the three months ended March 31, 2013.  This decrease was a result of a decrease in incentive compensation that is tied to revenue and operating profitability as well as the reduction in our headcount in connection with the merger of JVB and CCPR. Our total headcount decreased from 202 at March 31, 2013 to 132 at March 31, 2014.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $456 to $673 for the three months ended March 31, 2014 from $1,129 for the three months ended March 31, 2013.  This was primarily as a result of certain share grants becoming fully vested on or about December 31, 2013.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $397, or 27%, to $1,058 for the three months ended March 31, 2014 from $1,455 for the three months ended March 31, 2013. The decrease was comprised of a decrease in business development expenses of $180 and a decrease in occupancy and equipment of $217, primarily as a result of the reduction in headcount and offices in connection with the merger of CCPR and JVB.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $118, or 5%, to $2,199 for the three months ended March 31, 2014 from $2,317 for the three months ended March 31, 2013. The decrease was due to a reduction in clearing and execution costs of $88, primarily as a result of lower trading volume, and a decrease in subscriptions of $30, primarily the result of cancellation of subscriptions in connection with the merger of CCPR and JVB.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $198, or 6%, to $3,321 for the three months ended March 31, 2014 from $3,519 for the three months ended March 31, 2013. The decrease was the result of a decrease in other expenses of $267, which was partially offset by an increase in professional fees of $69.  We incurred professional fees of $617 relating to the sale of the Star Asia Group in the three months ended March 31, 2014.

Depreciation and Amortization

Depreciation and amortization increased by $21, or 7%, to $331 for the three months ended March 31, 2014 from $310 for the three months ended March 31, 2013.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $100, or 10%, to $1,129 for the three months ended March 31, 2014 from $1,029 for the three months ended March 31, 2013. The increase was comprised of (i) an increase of $115 on our junior subordinated notes due to changes in their variable rate; (ii) an increase of $189 related to the issuance of the 8.0% Convertible Notes; partially offset by (iii) a decrease of $137 relating to our 10.50% Convertible Notes (“New Notes”) due to the repurchase of New Notes subsequent to March 31, 2013; (iv) a decrease of $67 in other interest expense primarily related to interest related to a legal settlement accrual incurred in the three months ended March 31, 2013 .  See note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased  by $1,493, or 98%, to $26 for the three months ended March 31, 2014 from $1,519 for the three months ended March 31, 2013. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(dollars in thousands)

	March 31, 2014	March 31, 2013	Change
Star Asia Manager	$-	$158	$(158)
Deep Value GP II	-	(4)	4
SAA Manager	14	23	(9)
Star Asia Capital Management	13	34	(21)
Star Asia Opportunity	(1)	(6)	5
Star Asia SPV	-	1,314	(1,314)
Total	$26	$1,519	$(1,493)

See notes 4, 11, and 20 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $2, or 17%, to income tax expense / (benefit) of $10 for the three months ended March 31, 2014 from income tax expense / (benefit) of  $12 for the three months ended March 31, 2013. The tax expense related to tax incurred at our French subsidiary, Cohen & Compagnie SAS.  The tax expense realized by us in 2013 primarily represented tax incurred at Cohen & Compagnie SAS as well as local level taxes incurred in the United States.

See note 21 to our consolidated financial statements included in our  2013 Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete description of the Company’s tax attributes and unrecognized tax benefits. Also, see note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding a Pennsylvania income tax assessment.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2014 and 2013 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Three Months Ended March 31, 2014

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(2,795)	$-	$-	$(2,795)	$-	$(2,795)
Income tax expense / (benefit)	-	-	10	10	-	10
Net income / (loss) after tax	(2,795)	-	(10)	(2,805)	-	(2,805)
Majority owned subsidiary non-controlling interest	-	-	-	-
Net loss attributable to Operating LLC	(2,795)	-	(10)	(2,805)
Average effective Operating LLC non-controlling interest (1)%				25.20%
Operating LLC non-controlling interest				(707)
Majority owned subsidiary non-controlling interest				-
Total non-controlling interest				$(707)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Three Months Ended March 31, 2013

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(6,283)	$(299)	$-	$(6,582)	$-	$(6,582)
Income tax expense / (benefit)	-	(24)	36	12	-	12
Net income / (loss) after tax	(6,283)	(275)	(36)	(6,594)	-	(6,594)
Majority owned subsidiary non-controlling interest	-	(3)	-	(3)
Net loss attributable to Operating LLC	(6,283)	(272)	(36)	(6,591)
Average effective Operating LLC non-controlling interest (1)%				31.73%
Operating LLC non-controlling interest				(2,091)
Majority owned subsidiary non-controlling interest				(3)
Total non-controlling interest				$(2,094)

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFL is regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (“FCA”) and must maintain certain minimum levels of capital. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

On May 1, 2014, our Board of Directors declared a cash dividend of $0.02 per share, which will be paid on our common stock on May 30, 2014 to stockholders of record on May 16, 2014. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

(2) To fund investments: Our investments take several forms, including investments in securities and “sponsor investments” in permanent capital vehicles or investment funds. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities. Beginning in the first quarter of 2014, we began investing our capital in investments (primarily equity tranches of CLOs) which we do not manage.  Such investments will become an increasingly important part of our business going forward.  Our focus on CLO equity leverages our strengths in structured credit and leveraged finance.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through March 31, 2014, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of March 31, 2014 and December 31, 2013, we maintained cash and cash equivalents of $28,286 and $13,161, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION
(dollars in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flow from operating activities	$1,444	$(4,353)
Cash flow from investing activities	14,088	580
Cash flow from financing activities	(410)	(739)
Effect of exchange rate on cash	3	(213)
Net cash flow	15,125	(4,725)
Cash and cash equivalents, beginning	13,161	14,500
Cash and cash equivalents, ending	$28,286	$9,775

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2014

As of March 31, 2014, our cash and cash equivalents were $28,286, representing an increase of $15,125 from December 31, 2013. The increase was attributable to the cash provided by operating activities of $1,444, the cash provided by investing activities of $14,088, the cash used by financing activities of $410, and the increase in cash caused by change in exchange rates of $3.

The cash provided by operating activities of $1,444 was comprised of (a) net cash outflows of $3,548 related to working capital fluctuations (b) net cash inflows of  $7,435 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $2,443 (which represents net income or loss adjusted for the following non-cash operating items: realized and unrealized gains and losses on other investments, accretion of income on other investments, at fair value, income or loss from equity method affiliates, equity based compensation, and depreciation and amortization).

The cash provided by investing activities of $14,088 was comprised of (a) $19,924 of net proceeds from the sale of the Star Asia Group; (b) $1,336 of proceeds from sales and returns of principal from other investments, at fair value; (c) $50 in distributions received from equity method affiliates (see note 11 to our consolidated financial statements included in Item 1 of Form 10-Q); net of (d) $7,222 of cash used to acquire other investments, at fair value.

The cash used in financing activities of $410 was comprised of (a)  $79 used for the payment of employee tax obligations related to restricted stock vesting; and (b) $331 in dividends to shareholders of IFMI.

Three Months Ended March 31, 2013

As of March 31, 2013, our cash and cash equivalents were $9,775, representing a net decrease of $4,725 from December 31, 2012. The decrease was attributable to the cash used by operating activities of $4,353, the cash provided by investing activities of $580, and the cash used by financing activities of $739, and the decrease in cash caused by change in exchange rates of $213.

The cash used by operating activities of $4,353 was comprised of (a) net cash outflows of $7,048 related to working capital fluctuations; (b) net cash inflows of $3,755 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a net cash outflows from other earnings items of $1,060 (which represents net income or loss adjusted for the following non-cash operating items: realized and unrealized gains and losses on other investments, accretion of income on other investments, at fair value, income or loss from equity method affiliates, equity based compensation, and depreciation and amortization).

The cash provided by investing activities of $580 was comprised of (a) the cash acquired from the acquisition of Star Asia Manager pursuant to the Star Asia Manager Repurchase Transaction of $679; and (b) cash proceeds of $589 from the return of principal and sale of other investments, at fair value; partially offset by (c) the purchase of other investments, at fair value of $302 related to the Star Asia Special Situations Fund; (d) the investment in equity method affiliates of $10; and (e) the purchase of additional furniture and leasehold improvements of $376 primarily due to JVB’s move into a new office.

The cash used in financing activities of $739 was comprised of (a) repayments of PrinceRidge mandatorily redeemable equity interests of $86; (b) IFMI non-controlling interest distributions of $106; (c) IFMI dividends to the Company’s stockholders of $230; and (d) the redemption of the redeemable non-controlling interest of $317 to withdrawing partners from PrinceRidge.

Regulatory Capital Requirements

We have two majority owned subsidiaries that are licensed securities dealers: JVB in the United States, and CCFL in the United Kingdom. As a  broker-dealer, our U.S. subsidiary, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2014 were as follows:

MINIMUM NET CAPITAL REQUIREMENTS
(dollars in thousands)
United States	$250
United Kingdom	1,991
Total	$2,241

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2014, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $20,153. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2014 and the twelve months ended December 31, 2013 for receivables under resale agreements and securities sold under agreements to repurchase.

	Three Months Ended March 31, 2014	Twelve Months Ended December 31, 2013
Receivables under resale agreements
Period end	$64,179	$29,395
Monthly average	69,123	83,931
Maximum month end	79,411	101,444
Securities sold under agreements to repurchase
Period end	$64,930	$28,748
Monthly average	68,955	84,402
Maximum month end	78,784	103,806

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The general growth in outstanding repurchase activity in 2014 and 2013 is reflective of supporting our overall business growth, particularly the continued expansion of our sales and trading platform. The fluctuations in the balances of our receivables under resale agreements over the periods presented were impacted by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intraperiod fluctuations as typical for the repurchase market. Month-end balances may be higher or lower than average period balances.

Debt Financing

As of March 31, 2014, we had the following sources of debt financing other than securities financing arrangements: (1)  convertible senior notes, comprised of the New Notes and the 8.0% Convertible Notes;  and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the our long-term indebtedness and other financing outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		March 31, 2014	December 31, 2013	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$3,121		$3,119	$3,115	10.50%	10.50%	May 2014 (1)
8.00% convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	8,248	8.00%	8.00%	September 2018 (2)
	$11,369		11,367	11,363
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	10,889	10,697	4.23%	4.23%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	7,752	7,614	4.38%	4.38%	March 2035
	$48,125		18,641	18,311
Total			$30,008	$29,674

(1)In March 2014, we gave notice to the holders of the New Notes that it intends to redeem the entire principal amount of the New Notes for cash on May 20, 2014.

(2) The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time prior to maturity into shares of the our common stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

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

(4)Represents the interest rate as of the last day of the reporting period.

Refer to note 17 to the our consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s debt.

Off-Balance Sheet Arrangements

There were no material off balance sheet arrangements as of March 31, 2014.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2014 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes and subordinated notes payable are assumed to be repaid on their respective maturity dates. The New Notes are assumed to be repaid on May 20, 2014, which represents the date on which the Company intends to redeem the entire principal amount for cash. Also, we assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.

CONTRACTUAL OBLIGATIONS
As of March 31, 2014
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease arrangements	$9,580	$2,277	$5,934	$709	$660
Maturity of New Notes (1)	3,121	3,121	-	-	-
Interest on New Notes (1)	168	168	-	-	-
Maturity of 8.0% Convertible Notes (2)	8,248	-	-	8,248	-
Interest on 8.0% Convertible Notes (2)	2,999	669	1,338	992	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (3)	46,360	2,066	4,132	4,132	36,030
	$118,601	$8,301	$11,404	$14,081	$84,815

(1)Assumes the New Notes are repurchased on May 20, 2014. Interest includes amounts payable during the period the New Notes are outstanding at an annual rate of 10.50%.

(2)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(3)The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.2306% (based on a 90-day LIBOR rate as of March 31, 2014 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.3806% (based on a 90-day LIBOR rate as of March 31, 2014 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations.  The guidance in this ASU raises the threshold for a disposal to qualify as a discontinued operation and certain other disposals that do not meet the definition of a discontinued operation. Under the new provisions, only disposals representing a strategic shift in operations - that is or will have a major effect on an entity’s operations and financial results should be presented as a discontinued operation. Examples include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity.  The new provisions also require new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. The provisions of this ASU are effective for annual periods beginning on or after December 15, 2014 and interim periods within that year.   The ASU is applied prospectively.  Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We will adopt the provisions of this ASU effective January 1, 2015 and are currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to the Company’s consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2014, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2014, we would incur a loss of $3,791 if the yield curve rises 100 bps across all maturities and a gain of $3,787 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  We previously had investments in an investment fund that is denominated in Japanese Yen, and another permanent capital vehicle that is denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2014, our equity price sensitivity was $636 and our foreign exchange currency sensitivity was $400.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2014, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,323 as of March 31, 2014.

Counterparty Risk and Settlement Risk:

We are subject to counterparty risk primarily in two areas: (i) our collateralized securities transactions described in note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q and (ii) our TBA activities (where we enter into offsetting TBA trades in order to assist clients in hedging their mortgage portfolios) described in note 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 17 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

Item  1A.Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 which could materially and adversely affect our business, financial condition, and results of operations. Other than set forth below, the risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2013.

Our investments in CLOs are subject to various risks, which may materially and adversely affect our results of operations and cash flows.

Our Principal Investment portfolio includes equity investments in CLO vehicles, which involves a number of significant risks.  CLO vehicles are typically very highly levered and, therefore, the equity tranches in which we invest are subject to a higher degree of risk of total loss.  In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles.  We generally only have the right to receive payments from the CLO vehicles, and generally do not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle.  In addition, we have limited control of the administration and amendment of any CLO in which we invest.

While the CLO vehicles we target generally enable an investor to acquire interests in a pool of senior loans without the expenses associated with directly holding the same investments, the CLO will pay its expenses, including trustee and rating agency fees, prior to any distributions to the holder of the CLO Equity  Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.  The failure by a CLO vehicle in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us.  In the event that a CLO vehicle fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make.

The interests we have acquired in CLO vehicles are generally thinly traded or have only a limited trading market.  CLO vehicles are typically privately offered and sold, even in the secondary market.  As a result, investments in CLO vehicles may be characterized as illiquid securities.  In addition, investing in CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO equity will be subordinate to other classes of note tranches; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results.  Our total equity may also decline over time if our principal recovery with respect to CLO equity investments is less than the price that we paid for those investments.

If we are unable to manage any of these risks effectively, our results of operations and cash flows could be materially and adversely affected.

Item  2.Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Dollar
				Value
				of Shares
	Total		Total Number of	that May Yet be
	Number of	Average	Shares Purchased	Purchased Under
	Shares	Price	as Part of	the
	Purchased	Paid Per	Publicly Announced	Plans or
Period	(1)	Share	Plans or Programs	Program (2)
January 1, 2014 to January 31, 2014	31,426	$2.45	-	$45,815,766
February 1, 2014 to February 28, 2014	-	-	-	45,815,766
March 1, 2014 to March 31, 2014	-	-	-	45,815,766
Total	31,426	$2.45	-

1)

We repurchased an aggregate of 31,426 shares of our common stock other than as part of a publicly announced plan or program.  We repurchased these securities in connection with our stock compensation plans which allows participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock.

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the FCA in the United Kingdom and must maintain certain minimum levels of capital. See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item  6.Exhibits

Exhibit No.	Description

2.1

Securities Purchase Agreement, dated February 20, 2014, by and among IFMI, LLC, Cohen Asia Investments Ltd., Dekania Investors, LLC, Star Asia Management Ltd., Star Asia Capital Management, LLC, Star Asia Advisors Ltd., Star Asia Advisors II Ltd., Star Asia Partners Ltd., Star Asia Partners II Ltd., an investment vehicle managed by Taro Masuyama and Malcolm MacLean, for purposes of Section 7.1 thereof only, Taro Masuyama and Malcolm MacLean, and, for purposes of Section 7.2 thereof only, Institutional Financial Markets, Inc. and Daniel G. Cohen (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Institutional Financial Markets, Inc., filed with the Securities and Exchange Commission on February 20, 2014).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2014 and 2013, (iii) the Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2014, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: May 2, 2014		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: May 2, 2014		Executive Vice President, Chief Financial Officer and Treasurer